Form 10-K405
period 1995-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1996-03-26
CIK 936340, 28385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                      REGISTRANTS; STATE OF
COMMISSION               INCORPORATION;                I.R.S. EMPLOYER
FILE NUMBER       ADDRESS; AND TELEPHONE NUMBER      IDENTIFICATION NO.
-----------     ---------------------------------    -------------------
1-11607                DTE Energy Company                 38-3217752
                    (a Michigan corporation)
                         2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                          313-235-4000
1-2198             The Detroit Edison Company             38-0478650
                    (a Michigan corporation)
                         2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                          313-235-8000

Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------     -----------------------------------------------
DTE Energy Company
  Common Stock, without par value                   New York and Chicago Stock Exchanges
The Detroit Edison Company
  Preferred Stock (7.74% and 7.75% Series),
  Cumulative, $100 par value                        New York Stock Exchange
General and Refunding Mortgage Bonds
  (only Series R and S)                             New York Stock Exchange
Quarterly Income Debt Securities (QUIDS)
  (Junior Subordinated Deferrable Interest
  Debentures - 8.50% and 7-5/8% Series)             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                          ----------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                              YES  X*      NO
                                  ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

* DTE Energy Company was formed in connection with the restructuring of The Detroit Edison Company into a holding company structure. DTE Energy Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on January 2, 1996, when its Registration Statement on Form 8-B was declared effective by the Securities and Exchange Commission.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     (Over for continuation of cover page.)

At February 29, 1996, 145,119,875 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $5,169,895,547 based upon the closing price on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy's definitive proxy statement dated March 15, 1996 in connection with its Annual Meeting of Shareholders to be held on April 22, 1996 is incorporated herein by reference in Part III, Items 10, 11, 12 and 13 hereof.

                     [This page intentionally left blank.]

                  CROSS REFERENCE TO INFORMATION CONTAINED IN
                DTE ENERGY COMPANY'S DEFINITIVE PROXY STATEMENT
                              DATED MARCH 15, 1996
                       (INCORPORATED HEREIN BY REFERENCE)



              ANNUAL REPORT
               ON FORM 10-K                         LOCATION OF INFORMATION
          FOR DTE ENERGY COMPANY                      IN PROXY STATEMENT
------------------------------------------  ---------------------------------------
Part III, Item 10 - Directors and           "The Election of Directors" - Pages 1-5
  Executive Officers of the Registrant

                                            "Compliance with Section 16(a) of the
                                              Securities Exchange Act of 1934" -
                                              Page 21

Part III, Item 11 - Executive Compensation  "Board Compensation Committee Report
                                              on Executive Compensation" - Pages
                                              8-15

Part III, Item 12 - Security Ownership of   "Security Ownership of Management" -
  Certain Beneficial Owners and Management    Page 6

Part III, Item 13 - Certain Relationships   "Compensation Committee Interlocks and
  and Related Transactions                    Insider Participation" - Page 15

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

     This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1995 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS


                                                                                               PAGE
                                                                                               ----
Definitions ...............................................................................      5

ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY:
 Part I  -  Items 1 and 2 - Business and Properties .......................................      6
            General .......................................................................      6
            Non-Regulated Operations ......................................................      6
            Utility Operations ............................................................      7
              Certain Factors Affecting Public Utilities ..................................      8
              Capital Expenditure Program .................................................     10
              Financing ...................................................................     10
              Properties ..................................................................     11
              Fuel Costs and Supply .......................................................     13
               Coal .......................................................................     13
               Oil ........................................................................     14
               Gas ........................................................................     14
               Nuclear ....................................................................     14
              Regulation and Rates ........................................................     15
                Michigan Public Service Commission ........................................     15
                Federal Energy Regulatory Commission ......................................     18
                Nuclear Regulatory Commission .............................................     19
              Environmental Matters .......................................................     19
                Air .......................................................................     19
                Water .....................................................................     20
                Wastes and Toxic Substances ...............................................     21
              Employees and Executive Officers ............................................     23
               Employees ..................................................................     23
               Executive Officers .........................................................     24
               Other Information ..........................................................     24
              Item   3   - Legal Proceedings ..............................................     25
              Item   4   - Submission of Matters to a Vote of Security Holders ............     25

                         TABLE OF CONTENTS (CONCLUDED)


 Part  II  -  Item      5  -     Market for Registrant's Common Equity and Related
                                   Stockholder Matters ................................    25
              Item      6  -     Selected Financial Data ..............................    26
              Item      7  -     Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations ................    27
              Item      8  -     Financial Statements and Supplementary Data ..........    33
              Item      9  -     Changes in and Disagreements with Accountants on
                                   Accounting and Financial Disclosure ................    58
 Part III  -  Item     10  -     Directors and Executive Officers of the Registrant ...    58
              Item     11  -     Executive Compensation ...............................    58
              Item     12  -     Security Ownership of Certain Beneficial Owners and
                                   Management .........................................    59
              Item     13  -     Certain Relationships and Related Transactions .......    59

ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY:
 Part   I  -  Items 1 and 2 - Business and Properties .................................    60
              Item      3  -     Legal Proceedings ....................................    61
              Item      4  -     Submission of Matters to a Vote of Security Holders ..    61
 Part   II -  Item      5  -     Market for Registrant's Common Equity and Related
                                  Stockholder Matters .................................    61
              Item      6  -     Selected Financial Data ..............................    61
              Item      7  -     Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations ..................    61
              Item      8  -     Financial Statements and Supplementary Data ..........    62
              Item      9  -     Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure ...............    62
 Part  III  - Item     10  -     Directors and Executive Officers of the Registrant ...    62
              Item     11  -     Executive Compensation ...............................    62
              Item     12  -     Security Ownership of Certain Beneficial Owners and
                                    Management ........................................    62
              Item     13  -     Certain Relationships and Related Transactions .......    62



ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
   AND THE DETROIT EDISON COMPANY:
  Part IV  -  Item 14- Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K  ....................................................    63
Signature Page to DTE Energy Company Annual Report on Form 10-K .......................    75
Signature Page to The Detroit Edison Company Annual Report on Form 10-K ...............    76

                                  DEFINITIONS



 ABATE ...........  Association of Businesses Advocating Tariff Equity
 AFUDC ...........  Allowance for Funds Used During Construction (both borrowed and other funds)
 BTU .............  British Thermal Unit
 CERCLA ..........  Federal Comprehensive Environmental Response,
                     Compensation and Liability Act of 1980
 Company .........  DTE Energy Company and Subsidiary Companies
 Consumers .......  Consumers Power Company (a wholly owned subsidiary of
                     CMS Energy Corporation)
 Detroit Edison ..  The Detroit Edison Company (a wholly owned subsidiary of
                     DTE Energy Company) and Subsidiary Companies
 DOE .............  United States Department of Energy
 DSM .............  Demand-Side Management
 EPA .............  Environmental Protection Agency
 ERA .............  Department of Energy's Economic Regulatory Administration
 FERC ............  Federal Energy Regulatory Commission
 IRP .............  Integrated Resource Plan
 kWh .............  Kilowatthour
 Ludington .......  Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)
 MDEQ ............  Michigan Department of Environmental Quality (formerly part of MDNR)
 MDNR ............  Michigan Department of Natural Resources
 MJC .............  Michigan Jobs Commission
 Mortgage Bonds ..  Detroit Edison's General and Refunding Mortgage Bonds
 MPSC ............  Michigan Public Service Commission
 MW ..............  Megawatt
 MWh .............  Megawatthour
 MWRC ............  Michigan Water Resources Commission
 Note ............  Notes to Consolidated Financial Statements of the Company
                     and Detroit Edison
 NPDES ...........  National Pollutant Discharge Elimination System
 NRC .............  Nuclear Regulatory Commission
 PCB's ...........  Polychlorinated Biphenyls
 PRP .............  Potentially Responsible Party
 PSCR ............  Power Supply Cost Recovery
 Registrant ......  Company or Detroit Edison, as the case may be
 Renaissance .....  Renaissance Energy Company (an unaffiliated company)
 RFP .............  Request for Proposal
 SEC .............  Securities and Exchange Commission

               ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY
                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

GENERAL

     DTE Energy Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of the Company. Also on January 1, 1996, Detroit Edison declared a dividend to the Company in the form of the stock of five subsidiaries: DE Energy Services, Inc., DTE Capital Corporation, Edison Development Corporation, Syndeco Realty Corporation and UTS Systems, Inc. As a result of this corporate restructuring, DTE Energy became the parent holding company of Detroit Edison and five other subsidiaries. The new holding company structure is designed to provide financial flexibility for the development of new energy-related businesses. It is also a mechanism for separating the regulated utility business of Detroit Edison from non-regulated businesses, thereby protecting the utility business from the potential volatility of non-utility operations.

     The Company has no significant operations of its own. Detroit Edison is the Company's principal operating subsidiary, comprising substantially all of the Company's assets and liabilities. Certain of the Company's wholly-owned subsidiaries and affiliates are engaged in non-regulated energy-related businesses that are still in the formative stages.

NON-REGULATED OPERATIONS

     Four wholly owned subsidiaries, along with various affiliates, of the Company are engaged in non-regulated businesses, including energy-related services. Such services include the operation of landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development and specialty engineering services. A fifth wholly owned subsidiary, DTE Capital Corporation, provides financial services to the Company's non-utility affiliates.

     On March 8, 1996, DTE Capital entered into a syndicated three-year $200 million bank revolving credit agreement. Borrowings pursuant to this agreement will be utilized to provide funds for affiliate projects expected to commence in 1996. Since DTE Capital did not have an established credit history, the Company agreed to provide credit support during the term of the agreement or until such earlier time as DTE Capital had been assigned investment-grade ratings.

     Expenditures for 1996 non-regulated investments are estimated to range from $100 million to $200 million.

UTILITY OPERATIONS

     Detroit Edison, incorporated in Michigan since 1967, is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. Detroit Edison's service area includes about 13% of Michigan's total land area and about half of its population (approximately five million people). Detroit Edison's residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. See operating revenues, sales and customer data by rate class below.




                                              1995                    1994                    1993
                                      ----------------------   ---------------------     -------------------
                                                   Percent                 Percent                  Percent
           Operating Revenues          Amount      of Total    Amount      of Total      Amount     of Total
           ------------------          ------      --------    ------      ---------     ------  -----------
                                                            (Thousands, except percentages)
Electric
  Residential.....................    $1,210,925      33.3%  $  1,136,169       32.3%    $  1,125,624    31.7%
  Commercial......................     1,495,820      41.1      1,473,309       41.9        1,428,321    40.2
  Industrial......................       728,088      20.0        736,339       20.9          720,002    20.2
  Sales for resale and other (1)..       125,637       3.5        102,534        2.9          193,410     5.4
                                      ----------     -----   ------------     ------     ------------   -----
     Total System.................     3,560,470      97.9      3,448,351       98.0        3,467,357    97.5
  Interconnection.................        50,979       1.4         43,141        1.2           60,363     1.7
                                      ----------     -----   ------------     ------     ------------   -----
  Total Electric..................     3,611,449      99.3      3,491,492       99.2        3,527,720    99.2
Steam Heating.....................        24,095       0.7         27,849        0.8           27,491     0.8
                                      ----------     -----   ------------     ------     ------------   -----
     Total Operating Revenues.....    $3,635,544     100.0%  $  3,519,341     100.0%     $  3,555,211   100.0
                                      ==========     =====   ============     =====      ============   =====


(1) Primary pumping operating revenues, sales and customers are included in commercial in 1995 and 1994 and in the other category in 1993.






                                              1995                    1994                    1993
                                      ----------------------   ---------------------     -------------------
                                                Increase                 Increase                Increase
                                               (Decrease)               (Decrease)              (Decrease)
                                               From Prior               From Prior              From Prior
              Sales                 Amount       Year        Amount        Year      Amount        Year
              -----                 ------       ----        ------        ----      ------        ----

Electric (thousands of kWh)
 Residential...............       13,006,210      6.9 %    12,169,417       1.1  %   12,032,342      6.4 %
 Commercial................       17,470,922      2.5      17,041,446       6.5      15,996,307      4.0
 Industrial................       13,825,456      3.5      13,356,351       5.9      12,618,018      6.7
 Sales for resale and
  other (1) ...............        1,670,409      5.3       1,586,162     (31.6)      2,317,793      6.5
                                 -----------               ----------                ----------
  Total System.............       45,972,997      4.1      44,153,376       2.8      42,964,460      5.6
 Interconnection...........        2,968,706     50.1       1,978,135     (45.2)      3,611,455     12.7
                                 -----------               ----------                ----------
  Total Electric...........       48,941,703      6.1 %    46,131,511      (1.0) %   46,575,915      6.1 %
                                 ===========               ==========                ==========
Steam Heating
 (thousands of lbs.).......        2,968,324     (4.5)%     3,109,596       3.5  %    3,004,394        - %
                                 ===========               ==========                ==========


(1) See footnote reference above.

Customers (at Year-End)                1995          1994          1993
-----------------------             ---------     ---------     ----------

Electric
  Residential .....................  1,824,917     1,805,141     1,790,197
  Commercial ......................    173,651       172,221       170,453
  Industrial ......................        956           889           850
  Other (1) .......................      1,979         1,967         2,034
                                     ---------     ---------     ---------
    Total System ..................  2,001,503     1,980,218     1,963,534
  Interconnection .................          7             7             7
                                     ---------     ---------     ---------
    Total Electric ................  2,001,510     1,980,225     1,963,541
                                     =========     =========     =========

Steam Heating......................        344           367           378
                                     =========     =========     =========

(1) See footnote reference on Page 7.

     During 1995, sales to automotive and automotive-related customers accounted for approximately 11% of total operating revenues. Detroit Edison's 30 largest industrial customers accounted for approximately 17% of total operating revenues in 1995, 18% in 1994 and 1993 and no one customer accounted for more than 3%.

     Set forth below are comparisons of total system sales by year and quarter.

                                      1995           1994            1993
                                   ----------     ----------      ----------
                                              (Thousands of kWh)

First Quarter ...................  11,032,446     10,892,135      10,583,641
Second Quarter ..................  11,004,935     10,696,503      10,170,611
Third Quarter ...................  12,685,866     11,790,735      11,606,908
Fourth Quarter ..................  11,249,750     10,774,003      10,603,300
                                   ----------     ----------      ----------
Total System ....................  45,972,997     44,153,376      42,964,460
                                   ==========     ==========      ==========


     Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads. In 1995 a new all-time peak of 10,049 MW was reached in August.

     For information on an interruptible rate, commonly known as R-10, and the special manufacturing contracts which are expected to reduce revenues and peak demand, see "Regulation and Rates" and for information on Detroit Edison's future sales growth which may be limited by the economic base in Detroit Edison's service territory, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For further information on financial results of the Company's operations, see Item 6 - Selected Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     CERTAIN FACTORS AFFECTING PUBLIC UTILITIES

     Detroit Edison, in common with other domestic public utilities, is addressing efforts at both the Federal and state levels to make the energy markets competitive. Federal legislation, as well as administrative proceedings, dealing with competitive issues and the effects of competition on both public utilities and consumers is pending and proposed. Issues under consideration include: (1) the recovery of stranded costs by public utilities now recovering capital costs under traditional ratemaking principles, (2) retail wheeling and open transmission access, and (3) revisions to (and the possible repeal of all or portions of) various federal energy-related statutes such as the Federal Power Act, the Federal Public Utility Regulatory Policy Act and the Federal Public Utility Holding Company Act.

     On January 8, 1996, Michigan Governor John Engler forwarded to the MPSC a report on economic development recommendations for electric and gas utility reform in Michigan prepared by the MJC. The essential component of the MJC's recommended strategy for lowering energy costs is the promotion of competition and customer choice. The Governor strongly encouraged the MPSC to use the report as guiding principles in its continued efforts to promote competition within reasonably established time frames.

     The MJC's recommendations, if implemented would: (1) allow new industrial and commercial load to purchase energy from providers of their choice beginning January 1, 1997 assuming that the Michigan public utilities subject to the new rules would be permitted to sell power on a reciprocal basis, (2) establish a Michigan statewide wholesale power pool by January 1, 1998, and (3) permit all industrial and commercial customers to be able to choose their energy providers by January 1, 2001. The proposals recognize that the transition to a more competitive market requires that the recovery of stranded costs be addressed. In addition, the proposals favor the unbundling of rate tariffs into functional components.

     The MPSC has not yet taken action with respect to the MJC's recommendations. However, the Michigan House Public Utilities Committee and the Michigan Senate Technology and Energy Committee have recognized the need for a review of existing Michigan energy-related statutes regulating public utilities. These Committees have announced a two-part legislative approach:
(1) preparing for competition and (2) an examination of regulatory flexibility and any industry realignment necessary to produce an efficient, competitive and deregulated industry.

     Detroit Edison is monitoring the progress and development of Federal and Michigan legislative and administrative efforts, but is unable to predict, at this time, the form of legislative and administrative revisions.

     In a preliminary response to competitive pressures, Detroit Edison has developed an interruptible rate for industrial customers and has, also, entered into special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. These competitive responses are expected to reduce revenues.

     Nevertheless, Detroit Edison continues to believe that, based on current conditions, it operates under cost-based-rate regulation.

     On February 12, 1996, Detroit Edison and five other Midwest utilities announced an agreement to develop an independent organization to plan and operate the combined regional transmission systems of the utilities under proposed new federal rules promoting competition at the wholesale level. Plans for the independent organization, known as the Independent System Operator, are expected to be filed with the FERC later in 1996 and will be implemented in stages.

     In addition, Detroit Edison, in common with other domestic public utilities, is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment (including nuclear waste) are studied and governmental regulations are developed and implemented. The costs of future nuclear decommissioning activities are the subject of increased regulatory attention.

     See Notes 1, 2 and 3, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and "Regulation and Rates - Federal Energy Regulatory Commission" herein.

     CAPITAL EXPENDITURE PROGRAM

     Detroit Edison has no current plans to construct additional generating plants. However, an IRP, reviewed by the MPSC biennially, recognizes that the need for additional capacity may be satisfied by the return to service of certain units in economy reserve status and various DSM programs. See "Regulation and Rates - Michigan Public Service Commission - Integrated Resource Plan."

     Capital expenditures in 1995, 1994 and 1993 were $454 million (including $4 million of AFUDC), $366 million (including $4 million of AFUDC) and $396 million (including $3 million of AFUDC), respectively. Also, the purchase of leased equipment totaled $11.5 million in 1994 and $2.4 million in 1993.

     Projections for the 1996-2000 period contemplate capital expenditures of approximately $2.1 billion (including an estimated $20 million of AFUDC). The 1996 capital expenditure program is budgeted at $484 million (including $6 million of AFUDC). The 1996 capital expenditure program includes planned expenditures for production plant improvement projects ($99 million), transmission and distribution facilities ($198 million), general plant projects ($92 million) and miscellaneous construction and construction overheads capitalized ($95 million).

     FINANCING

     Orders of the MPSC permit Detroit Edison to issue approximately $2.03 billion of securities for the purpose of refinancing debt and equity and to
replace funds used for those purposes.   Detroit Edison also has MPSC authority
to refinance a substantial portion of its non-taxable debt obligations.

     Detroit Edison's outstanding MPSC orders authorizing securities issuances remain effective. However, as a result of a change in the law, the MPSC no longer has the authority to issue new securities orders. As such, all future requests for authority to issue securities will be made to FERC.

     Detroit Edison has an effective Shelf Registration Statement on file with the SEC pursuant to which it may issue up to $165 million in debt securities after taking into account debt issuances of $185 million in February 1996.

     In May 1995, FERC issued its order authorizing the continuation of Detroit Edison's $1 billion of short-term borrowing authority. This authority will be in effect through May 31, 1997. At February 29, 1996, Detroit Edison had short-term credit arrangements of $452 million under which no borrowings were outstanding.

     At December 31, 1995, the book value of the Company's common stock was $23.62 per share as compared to $22.89 per share at December 31, 1994.

     See Notes 7, 8, 10 and 16.

     PROPERTIES

     The summer net rated capability of Detroit Edison's generating units is as follows:


                                                                         Summer Net
                                                Location By        Rated Capability (2) (3)
                                                  Michigan         ------------------------                  Year
     Plant Name (1)                                County             (MW)           %                    in Service
-----------------------------------------------------------------------------------------------------------------------------
Fossil-fueled Steam-Electric
     Belle River (4)                              St. Clair          1,026         10.3%            1984 and 1985
     Greenwood                                    St. Clair            785          7.8             1979
     Harbor Beach                                 Huron                103          1.0             1968
     Marysville                                   St. Clair            167          1.7             1930, 1943 and 1947
     Monroe                                       Monroe             3,000         30.0             1971, 1973 and 1974
     River Rouge                                  Wayne                500          5.0             1957 and 1958
     St. Clair                                    St. Clair          1,379         13.8             1953, 1954, 1961 and 1969
     Trenton Channel                              Wayne                725          7.2             1949, 1950 and 1968
                                                                    ------        -----
                                                                     7,685         76.8%

Oil or Gas-fueled Peaking Units                   Various              525          5.2             1966-1971 and 1981
Nuclear-fueled Steam-Electric
     Fermi 2 (5)                                  Monroe               876          8.8             1988
Hydroelectric Pumped Storage
     Ludington (6)                                Mason                917          9.2             1973
                                                                    ------        -----
                                                                    10,003        100.0%
                                                                    ======        =====

(1)  See Note 10.

(2) Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(3) Excludes two oil-fueled units, River Rouge Unit No. 1 (206 MW) and St. Clair Unit No. 5 (250 MW), and one coal-fueled power plant, Conners Creek (236 MW), all in economy reserve status.

(4) The Belle River capability represents Detroit Edison's entitlement to 81.39% of the capacity and energy of the plant. See Note 4.

(5) Fermi 2 has a design electrical rating (net) of 1,139 MW. However due to certain equipment limitations, the plant is operating at a reduced capability. See Note 2.

(6) Represents Detroit Edison's 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison will lease 312 MW to The Toledo Edison Company for the six-year period June 1, 1996 through May 31, 2002.

     The four Monroe units, two Belle River units, Fermi 2 and one unit at each of the Trenton Channel and St. Clair Power Plants account for 5,852 MW of Detroit Edison's summer net rated capability. These units, which commenced commercial operation during the period 1968 through 1988, are Detroit Edison's larger, more efficient generating units. The Monroe, Belle River, St. Clair and Fermi 2 Power Plants provided approximately 42%, 16%, 15% and 11%, respectively, of Detroit Edison's total 1995 power plant generation.

     Sources of electric energy were as follows:

                                      1995        1994        1993
                                     ------      ------      ------
                                          (Thousands of MWh)

Power plant generation
  Fossil ..........................  41,636      42,410      38,882
  Nuclear .........................   5,092           -       8,274
Purchased power ...................   5,423       6,599       2,211
                                     ------      ------      ------
Net system output .................  52,151      49,009      49,367
                                     ======      ======      ======

     Detroit Edison and Consumers are parties to an Electric Coordination Agreement providing for emergency assistance, coordination of operations and planning for bulk power supply, with energy interchanged at nine interconnections. Detroit Edison and Consumers also have interchange agreements to exchange electric energy through 12 interconnections with The Toledo Edison Company, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency, Rouge Steel Company and the City of Wyandotte.

     Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $20.6 million, $16.7 million and $13.9 million for 1995, 1994 and 1993, respectively, and is currently estimated at $27.1 million for 1996.

     An all time peak demand of 10,049 MW was experienced for Detroit Edison's system on August 14, 1995, with a reserve margin of 2.3%. Previous peaks were 9,878 MW set in June 1995 and 9,684 MW set in June 1994. Based on the current load forecast and planned generating capability, Detroit Edison estimates that its summer reserve margin, expressed as a percentage of peak demand, will be approximately 12% for 1996 and 1997. Included as part of the 1996 and 1997 reserve margin projections are Detroit Edison's present and projected capacity purchases and anticipated peak reductions due to the implementation of various DSM programs, including the R-10 interruptible rate. The 1996 and 1997 reserve margins meet Detroit Edison's current planning criterion, which specifies a minimum reserve margin of 12%.

     Detroit Edison's electric generating plants are interconnected by a transmission system operating at 24 to 345 kilovolts through 94 transmission stations. As of December 31, 1995, electric energy was being distributed in Detroit Edison's service area through 579 substations over 2,987 distribution circuits.

     See Note 5 for information on an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in $200 million of Detroit Edison's customer accounts receivable and unbilled revenues.

     See Note 14 for information on the write-off of the remaining net book value of Detroit Edison's steam heating plant assets.

     FUEL COSTS AND SUPPLY

     Detroit Edison's 1991 through 1995 generating capability was primarily dependent upon coal. Fuel information for these periods is shown below.


                                                                                            Percent of
                                Cents Per Million BTU                                 Total Fuel Consumed             Average
              ----------------------------------------------------------        ----------------------------------     Cost
                                                                                                                      Per Ton
                                                                    All                                               of Coal
              Coal         Nuclear       Oil           Gas         Fuels        Coal     Nuclear    Oil       Gas     Consumed
              ----         -------       ---           ---         -----        ----     -------    ---       ---     --------
1995         139cents      108cents     359cents      204cents     137cents      85%       14%       -%       1%      $ 28.78
1994         153             -          337           285          157           99         -        -        1         32.25
1993         154           111          358           259          148           81        18        -        1         31.68
1992         160            97          403           212          150           81        17        -        2         32.88
1991         159           109          409           196          153           84        14        1        1         33.21


     COAL. Detroit Edison estimates that it will require approximately 600 million tons of coal over the next 35 years for its coal-fueled generating units. Detroit Edison expects to obtain a significant portion of its requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with five coal suppliers for a total purchase of up to 85 million tons of low-sulfur western coal to be delivered during the period from 1996 through 2005. It also has several contracts for the purchase of approximately 16 million tons of Appalachian coal with varying contract expiration dates through 1999. These existing long-term coal contracts include provisions for market price reopeners and price escalation as well as de-escalation.

     The low-sulfur western coal contracts have a maximum sulfur content of 0.55%. The Appalachian coal contracts range in maximum sulfur content from 0.80% to 2.8%. As required by the Michigan Air Pollution Control Commission, Detroit Edison's aggregate consumption of both types of coal averages below 1% sulfur content.

     For further information on environmental matters, see "Environmental Matters" and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OIL. Detroit Edison purchases No. 2 oil, used principally for peaking units and start-up for other units, and No. 6 oil, used principally by Greenwood Unit No. 1, through short-term agreements and spot market purchases.

     GAS. Natural gas is used principally at one of Detroit Edison's steam heating plants and Greenwood Unit No. 1. Natural gas requirements are met through short-term agreements and spot market purchases.

     NUCLEAR. Renaissance holds title to the nuclear fuel utilized at Fermi 2. Under the terms of a heat purchase contract between Detroit Edison and Renaissance, Detroit Edison makes quarterly payments to Renaissance for the cost of the nuclear fuel consumed and interest expense. For information on nuclear fuel financing, see Notes 8 and 9.

     Detroit Edison has sufficient supplies to meet 1996 plant refueling requirements. Also, Detroit Edison believes that adequate uranium supplies exist to supplement existing contracts to meet plant requirements beyond 1996. Detroit Edison has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, Detroit Edison makes quarterly payments to the DOE based upon a fee of 1 mill per kWh applied to the Fermi 2 electricity generated and sold. Fees levied for 1995 totaled $5 million. The spent nuclear fuel will be stored on site until the DOE accepts it for disposal. The DOE has stated that it will be unable to store spent nuclear fuel at a permanent repository until after 2010. However, the DOE and utilities with nuclear units are pursuing other interim storage options. On September 7, 1995, Detroit Edison, along with two other utilities, filed a petition for review in the United States Circuit Court of Appeals for the District of Columbia. The petition seeks to overturn a decision of the DOE that it does not have a legal obligation to begin accepting spent nuclear fuel from nuclear utilities commencing January 31, 1998. The petition seeks to affirm that such an obligation exists and to establish court oversight of the development of a schedule by the DOE to accept spent nuclear fuel by that date. This action has been consolidated with existing litigation brought by a number of other utilities as well as a number of states. It is estimated that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2001, or until 2019 with the expansion of such storage capacity.

     REGULATION AND RATES

     MICHIGAN PUBLIC SERVICE COMMISSION. Detroit Edison is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs, accounting and various other matters.

     As a result of a change in the law, the MPSC no longer has the authority to issue new securities orders. As such, all future requests for authority to issue securities will be made to FERC.

     MPSC orders issued in December 1988 and on January 21, 1994 are currently in effect with respect to Detroit Edison's rates and certain other revenue and operating-related matters.

     On January 21, 1994, the MPSC issued an order reducing Detroit Edison's rates in the amount of $78 million annually. The order is the subject of various appeals before the Michigan Court of Appeals. See Note 3 for a discussion of the provisions of the January 21, 1994 order.

     On March 30, 1995, Detroit Edison submitted its 1994 PSCR reconciliation filing with the MPSC. On December 7, 1995, the MPSC approved a partial settlement agreement resolving most of the issues regarding the 1994 PSCR reconciliation and the Fermi 2 capacity factor performance standard disallowance for 1994. A January 1996 refund of $7.7 million plus interest was made to PSCR customers. Also, Interruptible Supply Rider (R-10) customers received a refund of $2.6 million. This partial settlement is the culmination of several settlement agreements whose intent is to hold customers harmless from the effects of the December 1993 turbine-generator failure at Fermi 2.
The final MPSC order is still pending regarding unresolved issues. The Administrative Law Judge has recommended an additional refund of $4 million.

     Conservation and Demand-Side Management Programs - As the result of a generic review of Michigan conservation programs, the MPSC in June 1988 ordered each Michigan gas and electric utility to file a biennial energy conservation report, including a three-year plan. Detroit Edison continues to operate programs in compliance with the generic order and the more recent order on January 21, 1994.

     On April 11, 1994, the MPSC issued an order approving a partial settlement agreement covering Detroit Edison's energy conservation programs for the period 1994-1996. The order authorizes Detroit Edison to collect $21.2 million through a surcharge for the three-year program to install energy conservation measures in low-income customer households.

     Also, as discussed in Note 3, the January 21, 1994 MPSC order authorized a three-year DSM program of up to $41.5 million ($7.6 million in 1994, $14.9 million in 1995 and $19 million in 1996). Detroit Edison collected approximately $7 million for the 1994 DSM program. In September 1994, Detroit Edison filed for approval of a reduced DSM surcharge and programs totaling $4.9 million in 1995, which were approved by an MPSC order issued on July 31, 1995. In September 1995, Detroit Edison filed testimony with the MPSC outlining its proposed $4 million 1996 DSM plan to implement customer-focused demand reduction programs that will lower customer rates, and to eliminate the customer surcharge for the plan. An MPSC order approving the 1996 DSM plan is expected in May 1996.

     Integrated Resource Plan - Detroit Edison's IRP is designed to provide resource plans which have adequate flexibility to react to major changes and at the same time address the concerns of its customers. It attempts to minimize risks and costs to customers and shareholders alike, while maintaining an appropriate balance between demand-side and supply-side alternatives. Detroit Edison's first IRP proposed to meet future load requirements by utilizing existing power plant units that are in economy reserve status rather than building new plants.

     On September 1, 1994, Detroit Edison filed its biennial third IRP with the MPSC. This IRP, which covered a 15-year (1994-2008) study period, called for the return to service of existing plant and a DSM program that will continue to provide for interruptible service to large primary customers which is expected to reduce peak demand by 500 MW. The recommended IRP indicated that the restart of the Conners Creek coal-fired units that are currently in economy reserve is the most economic supply-side option for use as the avoided unit for future capacity solicitations.

     Competitive Bidding - In July 1992, the MPSC issued an order establishing a competitive bidding framework for future electric capacity solicitations for Detroit Edison. The MPSC directed Detroit Edison to proceed with a capacity solicitation proceeding based on its 1992 IRP, which outlined Detroit Edison's long-range plan for meeting its customers' electricity needs, and to submit a RFP to meet the need for any future electrical capacity. On May 1, 1995, Detroit Edison filed its preliminary RFP to solicit bids for the acquisition of new capacity starting in the year 2004. The filing describes Detroit Edison's future requirements for additional generating capacity and addresses the role competitive bidding will play in meeting that capacity need. To better serve its customers in an increasingly competitive marketplace, Detroit Edison is proposing customer load management options which have the potential to provide an additional 500 MW of peak reduction by the year 2003. On July 14, 1995, Detroit Edison updated its case to reflect the MPSC's June 19, 1995 Retail Wheeling order.

     Retail Wheeling - The MPSC has been considering the propriety of retail wheeling programs. On June 19, 1995, the MPSC issued a final order finding that an experimental retail wheeling program is in the public interest and established rates and charges for the five-year experimental program. Under the program, retail wheeling customers would make their own arrangements to procure power. Implementation of the experimental program would be limited to 90 MW for Detroit Edison and will be coordinated with Detroit Edison's next solicitation of new capacity. On July 14, 1995, Detroit Edison filed testimony supporting its proposal for implementing the MPSC's experimental retail wheeling program including requirements for collecting data and evaluating the experiment. Detroit Edison's identified need date for new capacity is 2004. The MPSC Staff supported a need date of 1997 and recommended that the experiment should begin in 1998. Briefs were filed on February 9, 1996 and Reply Briefs on February 28, 1996. The MPSC Staff is now recommending that the MPSC open a new docket to consider a much larger retail wheeling experiment than the 90 MW ordered previously. The MPSC Staff, ABATE and Energy Michigan are requesting that the retail wheeling experiment begin immediately, regardless of the MPSC's determination of the capacity need date.

     On July 19, 1995, Detroit Edison filed a claim of appeal of the MPSC's April 11, 1994 interim order and June 19, 1995 final order with the Michigan Court of Appeals. Along with other claims, Detroit Edison asserts that the MPSC lacks authority to compel Detroit Edison to undertake retail wheeling involuntarily and that the rates, terms and conditions for retail wheeling transmission service are subject to federal rather than state jurisdiction. Appeals and/or cross appeals of the MPSC's retail wheeling orders have also been filed by Consumers, Dow Chemical Company, ABATE and the Michigan Attorney General.

     On March 1, 1996, MascoTech Forming Technologies, Inc., a Detroit Edison industrial customer currently purchasing approximately 25 MW of electricity annually (with the potential for an additional 6 MW annually), petitioned the MPSC to establish a "cost based fair and pro-competitive transportation rate" for its new and existing electric load. On March 19, 1996, Detroit Edison filed a motion to dismiss with the MPSC, asserting that the MPSC lacks jurisdiction to establish the requested rate.

     Special Manufacturing Contracts - As part of a continuing response to the challenge of competition, Detroit Edison entered into 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation, covering 54 of the Big Three automakers' largest manufacturing locations in Southeastern Michigan. These long-term contracts are expected to reduce annual operating revenues in amounts ranging from about $30 million in 1995 to $50 million in 1999 through 2004. Detroit Edison expects to offset these reductions by further reducing operating expenses. On March 23, 1995, the MPSC issued an order approving the special manufacturing contracts. The MPSC also found that Detroit Edison should assume full responsibility for negotiating the discounted prices and that its shareholders should expect to absorb much, if not all, of any revenue shortfall caused by the pricing and other contract provisions that Detroit Edison negotiates. Therefore, unless Detroit Edison can make a compelling showing why a different ratemaking treatment is justified, the MPSC will not permit Detroit Edison to reallocate the costs of serving contract customers to other ratepayer classes. In addition, the MPSC agreed that other ratepayers should be protected from any under-recoveries of PSCR costs and the other Detroit Edison surcharges as a result of the contracts.

     Capacity and Energy Purchase - On October 25, 1995, the MPSC issued an order approving Detroit Edison's long-term capacity and energy purchase from Ontario Hydro. On November 27, 1995, the Michigan Attorney General filed an application for leave to appeal the order in the Michigan Court of Appeals. The purchase is for 300 MW, on a seasonal basis from mid-May through mid-September for the years 1996 through 2001. This purchase will offset a concomitant agreement to lease 312 MW of Detroit Edison's 917 MW Ludington capacity entitlement, to The Toledo
Edison Company for essentially the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase will be to provide Detroit Edison's customers with an estimated reduction in PSCR expense of $74 million which will be passed through to customers through the PSCR clause.

     For further information on regulation, rates and proposed policy changes, see "Certain Factors Affecting Public Utilities" herein, Note 3 and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FEDERAL ENERGY REGULATORY COMMISSION. Detroit Edison is subject to the general jurisdiction of the FERC with respect to accounting, sales for resale in interstate commerce, issuances of securities, the licensing of Ludington and other matters. Detroit Edison's electric transmission facilities, interconnected with those of Ontario Hydro at the United States - Canada border, are subject to safety regulation by various departments of the United States government and to a permit administered by the ERA. The transmission of electric energy to Ontario Hydro is subject to regulation by the FERC and the ERA.

     On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking seeking comments on several proposals for encouraging more competitive wholesale electric power markets. The proposals address several fundamental issues facing the electric power industry including transmission open access, stranded costs, jurisdiction over transmission in interstate commerce including retail wheeling, pricing of transmission service including ancillary services, the "bright-line" between transmission and local distribution, real-time information networks and the implementation of open access pro-forma tariffs. The FERC is also considering guidelines for the operation of power pools and requiring the use of an independent system operator to ensure comparability of service and the mitigation of market power. Final rules are expected to be issued in the second quarter of 1996.

     In 1986, the Michigan Attorney General and the Michigan Natural Resources Commission filed a state lawsuit against Detroit Edison and Consumers as co-owners of Ludington for claimed aquatic losses. Detroit Edison is a 49% co-owner of Ludington. On October 5, 1994, Detroit Edison and all other parties to the state lawsuit and a related FERC proceeding reached a tentative settlement. The settlement was contingent upon FERC and MPSC approval. In January 1996, the FERC approved the settlement agreement, and in February 1996, the MPSC approved those portions of the settlement agreement related to Consumers. In February 1996, Detroit Edison waived prior MPSC approval for the settlement to become effective, but reserved the right to seek rate recovery in the next main rate case or other MPSC proceeding covering the subject matter of the settlement. See Note 12.

     NUCLEAR REGULATORY COMMISSION. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2. Reports on plant operation are filed with the NRC on a periodic basis. The scope of regulation is such that from time to time assertions may be made that deviations from prescribed standards and the unit's operating license have occurred. Assertions of such a nature are subject to the NRC's investigative, administrative and appeal procedures and are considered to be pending until such time as review within the NRC is completed. At the conclusion of an investigation, the NRC may assess a fine which should, in accordance with NRC regulations, be calculated in a manner designed to take into account the severity, length and safety significance of the alleged infraction. No fines were assessed by the NRC to Detroit Edison in 1995.

     In May 1996, the NRC is expected to issue the fifteenth Systematic Assessment of Licensee Performance which covers Fermi 2 operations during the period from April 1994 through March 1996.

     See Note 2 for further information on matters related to Fermi 2.

     ENVIRONMENTAL MATTERS

     Detroit Edison, in common with other electric utilities, is subject to applicable permit requirements and to increasingly stringent federal, state and local standards covering, among other things, particulate and gaseous stack emission limitations, the discharge of effluents (including heated cooling water) into lakes and streams and the handling and disposal of waste material. In November 1990, the federal Clean Air Act was amended to further strengthen federal regulations governing air emissions. For further information on matters related to the 1990 Amendments to the federal Clean Air Act, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Through 1995, Detroit Edison's capital expenditures for environmental control and protection facilities were approximately $2.9 billion, including expenditures of $15 million in 1995. Detroit Edison's 1996 capital expenditure budget for environmental protection is approximately $9 million.

     In 1995, the MDNR split into two organizations, the MDNR, with responsibilities for land and wildlife issues, and the MDEQ, with responsibilities for air and water discharge permitting, waste and other industrial compliance issues. Detroit Edison will be regulated by both departments.

     AIR. Detroit Edison's operations are subject to environmental regulations of the EPA, the State of Michigan and Wayne County. Under the federal Clean Air Act of 1970, as amended, the EPA has the authority to adopt and implement additional regulations in support or in substitution of state and local enactments where the EPA deems such enactments to be deficient in relation to its regulations.

     A May 1992 EPA rule provides an exemption from new source review for major modifications at utility facilities associated with pollution control projects unless the EPA administrator determines the modification renders the unit "less environmentally beneficial."

     Title III of the Clean Air Act Amendments of 1990, Hazardous Air Pollutants, requires EPA to conduct two studies specifically related to emissions from electric utility steam generating units and report the results to Congress. In the first utility study, EPA must assess the hazards to public health reasonably anticipated to occur from these emissions. The administrator can regulate utility emissions if the study results indicate it is appropriate and necessary to do so. The report to Congress was to be submitted November 15, 1993. It has not yet been completed. EPA's second utility study is specific for mercury and was to have been completed by November 15, 1994. The report to Congress for this study has also been delayed. In May 1993, the Michigan Environmental Science Board recommended that the Governor direct the MPSC to require utilities to compile an accurate emission inventory. Detroit Edison has submitted such information to the MPSC. Until studies are completed and resulting regulations, if any, are promulgated, the impact on Detroit Edison cannot be determined. Michigan's Mercury Pollution Prevention Task Force is expected to release its final report in early 1996.

     WATER. NPDES permits for Detroit Edison's power plants are issued by the MDEQ pursuant to delegation by the EPA under the federal Clean Water Act. One renewal permit application will be filed in 1996. Six permit applications (submitted in 1994 and earlier) remain pending; the expired permits remain effective until new permits are issued or denied.

     In an effort to streamline the industrial facility permitting process, in 1993 the MDEQ created a program to issue general storm water discharge permits for various types of facilities across the state. Instead of applying for individual permits, companies are now required to notify the state of the operating facilities which should be included under the general permits. In 1994, Detroit Edison filed Notices of Intent with the MDEQ for coverage for ten facilities under the NPDES general permit for storm water discharges associated with industrial activity. Detroit Edison received Certificates of Coverage for the facilities in late 1994 and early 1995. These certificates are valid for the life of the general permit, which expires on January 31, 1999. A Storm Water Discharge Permit fee program was implemented by the MDEQ in January 1996 and requires the annual payment of $200 per facility.

     Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities reflect the "best technology available for minimizing adverse environmental impact." Detroit Edison filed such demonstrations in July 1976 and the MDEQ Staff accepted all except those relating to the St. Clair and Monroe Power Plants. The MDEQ Staff rejected the St. Clair demonstration and requested additional information, which was submitted. The MDEQ Staff never made a formal initial decision about the intake at Detroit Edison's Monroe Power Plant but requested additional information which was submitted on alternative intake technologies. In the event of a final adverse decision, Detroit Edison may be required to install additional control technologies to further minimize the impact.

     Detroit Edison was required under its Monroe Power Plant NPDES permit to demonstrate that thermal discharge from the plant does not cause an adverse environmental impact on Lake Erie. Such demonstration was submitted to the MWRC and subsequently approved in 1976. The demonstration has been under review by the EPA which indicated that it was unable to concur in the acceptability of the demonstration until additional information had been provided with respect to the cooling water intake effects of the plant. Additional information was submitted, but it is unknown at this time when this issue will be resolved, or what the impact, if any, upon Detroit Edison will be.

     WASTES AND TOXIC SUBSTANCES. The Michigan Solid Waste and Hazardous Waste Management Acts, the Michigan Environmental Response Act and the Federal Resource Conservation and Recovery Act, Toxic Substances Control Act, and Comprehensive Environmental Response, Compensation and Liability Act regulate Detroit Edison's handling, storage and disposal of its waste materials.

     A nationwide environmental problem is the discovery of improperly disposed of, hidden or buried hazardous wastes. Detroit Edison has extensive property holdings, including approximately 400 miles of transmission corridors which are accessible to the public. Detroit Edison could be responsible for clean-up of wastes found on its property, despite the fact that the dumping may have occurred without Detroit Edison's permission.

     On June 5, 1995, Governor John Engler signed P.A. 71 of 1995, which amended the Michigan Environmental Response Act, now part of the Natural Resources and Environmental Protection Act. Among other changes, P.A. 71 amended the liability standards to hold a person liable for remediation only if they are responsible for an activity causing a release of a substance to the environment. Since the previous standard of liability was simply ownership of the property, Detroit Edison believes the amendment will remove deterrences to development in its service territory and more fairly allocate clean-up costs to those responsible. However, companies are still liable under federal law.

     Detroit Edison's Lulu-Milan transmission corridor in northwestern Monroe County was used as a dump site for drums of paint sludges, solvents and some PCB's and a portion of the corridor and adjoining property is listed on the State's "Priority List of Environmental Contamination Sites." Although not responsible for placing the drums there, Detroit Edison has spent approximately $550,000 on clean-up and disposal costs. In June 1993, Detroit Edison and the MDEQ reached an agreement to hire contractors to perform additional investigative and remedial work at the site. While the costs will be shared between Detroit Edison and the state, it is impossible at this time to predict what impact this will have upon Detroit Edison.

     See Note 12 for information on the Carter Industrials site matter.

     A landfill site abandoned by the South Macomb Disposal Authority and now owned in part by Detroit Edison is being surveyed by the MDEQ for possible contamination. Detroit Edison could be required to contribute toward clean-up costs, if any occur. It is unknown at this time what impact, if any, this situation will have upon Detroit Edison.

     Detroit Edison has received letters from the EPA requesting information about its involvement with the following sites of identified contamination in
Michigan: Rasmussen Dump site in Green Oak Township, Livingston County; Metamora Landfill site in Lapeer County; and the Pioneer Equipment Company site in Detroit. Detroit Edison has examined its records and finds no evidence of any involvement at these sites. This information has been communicated to the EPA, but it remains unknown what impact, if any, the EPA's ongoing investigations will have upon Detroit Edison.

     In February 1992, Detroit Edison received formal notice from the MDEQ that the Port of Monroe Landfill Site had been identified as a site of environmental contamination. Also in February 1992, after an investigation of its records, Detroit Edison sent a letter to the MDEQ stating its belief that it has never disposed of hazardous material at the Port of Monroe Landfill Site. On March 14, 1994, the MDEQ sent formal notice to the PRPs (but not to Detroit Edison) that it is seeking reimbursement for its past costs and interest totaling $750,000. The PRPs sent a letter to Detroit Edison on April 8, 1994 advising that they will seek a contribution from Detroit Edison on grounds that they believe it to be a party despite the MDEQ's decision not to include it. It is unknown what impact, if any, this situation will have upon Detroit Edison.

     In March 1989, the EPA served Detroit Edison with an investigative subpoena requesting extensive information regarding Detroit Edison's PCB activities. Detroit Edison responded to the investigative subpoena in June 1989. It is unknown at this time what impact, if any, the investigation will have upon Detroit Edison.

     EPA rules for underground storage tanks became effective in December 1988. These rules are now administered by the State of Michigan and contain requirements on new tank system installations, leak detection monitoring, notification and clean-up of leaks, corrosion resistance for new and existing tank systems and spill prevention. Of the original 90, Detroit Edison now has 66 remaining regulated underground storage tanks containing petroleum products. Although most of the tanks have been upgraded to "new tank standards," in accordance with further review of the rules, six tanks and 23 piping systems still need upgrading or replacement by December 22, 1998. It is estimated that it will cost Detroit Edison approximately $1.25 million to complete the underground storage tanks program.

     On July 1, 1991, the Michigan Environmental Response Act ("Act 307") became effective. The law is patterned after the CERCLA and gives the MDEQ authority to list sites of environmental contamination and bring about environmental clean-ups within the State of Michigan. Several Detroit Edison-owned properties are on the Act 307 list as a result of diesel oil releases or dredged disposal operations, including portions of the Superior Station and portions of the St. Clair and Monroe Power Plants. Detroit Edison is addressing these issues and it is unknown what impact, if any, they will have upon Detroit Edison.

     In 1993, Detroit Edison received a letter from the MDEQ requesting information regarding the Satterlee-Sumpter Township landfill site in Wayne County. In April 1994, Detroit Edison received a letter formally naming it as a PRP in the case and requesting Detroit Edison, along with the other PRPs, to conduct a remedial investigation of the site and to pay past costs incurred by the State. The PRPs have met with the MDEQ to clarify the extent of the desired investigation. At this time, it is impossible to predict what the impact upon Detroit Edison will be.

     In July 1994, Detroit Edison received a Third Party summons and complaint from Oakland Disposal, Inc., Bestway Recycling, Inc., Aero Disposal, Inc., and Oakland Disposal No. 1 regarding the use of the Waterford Hills Sanitary Landfill for disposal of hazardous waste or hazardous waste constituents. On September 6, 1995, Detroit Edison paid $5,000 as a deminimis settlement.

     Detroit Edison received approval from the MDEQ on October 5, 1993 to close its hazardous waste storage facility at its Warren Service Center. The facility's hazardous waste storage area has been closed but the issue of corrective actions at solid waste management units has not yet been addressed by the MDEQ or the EPA.

     The federal Low-Level Radioactive Waste Policy Act makes each state responsible for the disposal of low-level radioactive waste situated within each state's borders. In June 1992, the United States Supreme Court upheld most of the provisions of this statute. The Court upheld the responsibility of each state to develop low-level waste facilities, but declared a provision requiring the state to take title to low-level radioactive waste in 1996 to be unconstitutional.

     For further information on nuclear waste disposal, see "Fuel Costs and Supply - Nuclear."

     For further information on environmental matters, see Notes 2 and 12 and
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

EMPLOYEES AND EXECUTIVE OFFICERS

     EMPLOYEES. The total number of employees of the Company was 8,340 (of which 8,258 employees were employed by Detroit Edison) with an average length of service of approximately 18 years. Of these, 3,253 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 1999 for 2,720 employees and the other agreement expires in August 2000 for 533 employees.


EXECUTIVE OFFICERS.                                                                                                      PRESENT
                                                                                                                         POSITION
        NAME                             AGE(a)             PRESENT POSITION                                          HELD SINCE (b)
------------------------------------------------------------------------------------------------------------------------------------
 John E. Lobbia                            54      Chairman of the Board and Chief Executive Officer                    1-26-95
 Anthony F. Earley, Jr.                    46      President and Chief Operating Officer                                1-26-95
 Larry G. Garberding                       57      Executive Vice President and Chief Financial Officer                 1-26-95
 Susan M. Beale                            47      Vice President and Corporate Secretary                              12-11-95
 Ronald W. Gresens                         62      Vice President and Controller                                       12-11-95
 Leslie L. Loomans                         52      Vice President and Treasurer                                         1-26-95
 Christopher C. Nern                       51      Vice President and General Counsel                                   1-26-95

  (a) As of March 1, 1996

  (b) The Company was incorporated in January 1995, and, at that time, certain officers of Detroit Edison were appointed officers of the Company.

  Under the Company's By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of shareholders or until their respective successors are chosen and qualified.

  Pursuant to Article VI of the Company's Articles of Incorporation, directors of the Company will not be personally liable to the Company or its shareholders in the performance of their duties to the full extent permitted by law.

  Article VII of the Company's Articles of Incorporation provides that each person who is or was or had agreed to become a director or officer of the Company, or each such person who is or was serving or who had agreed to serve at the request of the Board of Directors as an employee or agent of the Company or as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including the heirs, executors, administrators or estate of such person), shall be indemnified by the Company to the full extent permitted by the Michigan Business Corporation Act or any other applicable laws as presently or hereafter in effect. In addition, the Company has entered into indemnification agreements with all of its officers and directors, which agreements set forth procedures for claims for indemnification as well as contractually obligating the Company to provide indemnification to the maximum extent permissible by law.

  The Company and its directors and officers in their capacities as such are insured against liability for wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $85 million.

  OTHER INFORMATION.  Pursuant to the provisions of the Company's
By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board, effective as of December 29, 1995, at thirteen.

ITEM 3 - LEGAL PROCEEDINGS.

     Detroit Edison in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1995, Detroit Edison was named as defendant in 129 lawsuits involving claims for personal injuries and property damage and had been advised of 25 other potential claims not evidenced by lawsuits.

     From time to time Detroit Edison has paid nominal penalties which were administratively assessed by the United States Coast Guard, United States Department of Transportation under the Federal Water Pollution Control Act, as amended, with respect to minor accidental oil spills at Detroit Edison's power plants into navigable waters of the United States. Payment of such penalties represents full disposition of these matters.

     Detroit Edison in its 1982 main electric rate case requested the MPSC to recognize the costs associated with the abandoned Greenwood Unit Nos. 2 and 3 for ratemaking purposes. In March 1983, the MPSC, consistent with past precedent, granted Detroit Edison authority to defer, amortize and recover these costs (over a period of 10 years) through the ratemaking process. The Michigan Attorney General appealed the MPSC's order. In August 1990, the Ingham County Circuit Court remanded this matter to the MPSC for additional findings of fact. On November 1, 1991, the MPSC issued its final order on remand affirming the earlier decision to allow rate recovery of the costs. The Ingham County Circuit Court has removed this case from the assigned judges docket pending resolution of issues determined favorable to Detroit Edison's position in a Michigan Supreme Court proceeding. Detroit Edison has amortized the costs associated with the abandoned Greenwood Unit Nos. 2 and 3 in accordance with the MPSC's order. The amortization was completed in 1993.

     See Note 12.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT's COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company's Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

                                     PRICE RANGE             DIVIDENDS
                                     -----------               PAID
     CALENDAR QUARTER               HIGH      LOW            PER SHARE
     ----------------               ----      ---            ---------
     1994      First                30-1/4     26             $0.515
               Second               27-1/4     24-1/4          0.515
               Third                27-1/2     24-1/4          0.515
               Fourth               27-1/2     24-3/4          0.515

     1995      First                29-5/8     25-3/4         $0.515
               Second               30-7/8     27-1/8          0.515
               Third                32-5/8     28-1/4          0.515
               Fourth               34-7/8     32-1/8          0.515



     At December 31, 1995, there were 145,119,875 shares of the Company's Common Stock outstanding. These shares were held by a total of 143,177 shareholders.

     The Company's By-Laws provide that Chapter 7B of the Michigan Business Corporation Act ("Act") does not apply to the Company. The Act regulates shareholder rights when an individual's stock ownership reaches at least 20 percent of a Michigan corporation's outstanding shares. As a result of the amendment, a shareholder seeking control of the Company cannot require the Company's Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act.

     The level of dividends is dependent on earnings and other business conditions, each of which is periodically reviewed by the Company's Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA.




                                                                                 Year Ended December 31
                                                   -------------------------- ------------------------------------------------------
                                                           1995          1994             1993                1992           1991
                                                           ----          ----             ----                -----          ----
                                                                        (Thousands, except per share amounts)

Operating Revenues ...................             $ 3,635,544      $ 3,519,341        $ 3,555,211        $ 3,558,143    $ 3,591,537
Net Income ...........................             $   405,914      $   390,269        $   491,066        $   557,549    $   535,205
Earnings Per Common Share ............             $      2.80      $      2.67        $      3.34        $      3.79    $      3.64
Dividends Declared Per
  Share of Common Stock ..............             $      2.06      $      2.06        $      2.06        $      1.98    $      1.88
At year end:
   Total Assets ......................             $11,130,591      $10,992,978        $11,134,879        $10,309,061    $10,463,624
   Long-Term Debt
     Obligations (including
     capital leases) and
     Redeemable Preferred and
     Preference Stock Outstanding ....             $ 4,004,247      $ 3,979,763        $ 4,007,622        $ 4,525,504    $ 4,900,020


ITEM 7- MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION &
        RESULTS OF OPERATIONS
        DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto, contained herein.

CORPORATE STRUCTURE
Effective January 1, 1996, DTE Energy Company became the parent holding company of The Detroit Edison Company ("Detroit Edison"). On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of DTE Energy Company ("Company"). In addition, certain non-utility subsidiaries of Detroit Edison were transferred to the Company.
        Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are substantially the same.

RESULTS OF OPERATIONS
For the year ended December 31, 1995, the Company's net income was $405.9 million, or $2.80 per common share, up 4% from the $390.3 million, or $2.67 per common share earned in 1994. The increase in net income was due to higher sales of electricity in 1995. The sales increase was partially offset by higher operating expenses, including a non-cash loss of $42 million ($32 million after-tax), or $0.22 per common share, on Detroit Edison's steam heating business due to the Company's adoption in the fourth quarter of 1995 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of" ("SFAS No. 121").
     For the year ended December 31, 1994, the Company's net income was $390.3 million, or $2.67 per common share, a decrease of 20.5% from the $491.1 million, or $3.34 per common share earned in 1993. The decrease in net income was due in part to a January 21, 1994 order by the Michigan Public Service Commission ("MPSC"), which reduced Detroit Edison's rates by $78 million annually and increased depreciation and operation expenses by $84 million annually. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly in 1994. Also, Detroit Edison incurred additional one-time charges at the Fermi 2 nuclear power plant, which was out of service in 1994 due to equipment failure, for maintenance expenses and the establishment of a reserve for estimated
Fermi 2 capacity factor performance disallowances in 1994-1998. The decrease in net income was limited by higher system sales and lower interest expense due to the early redemption and refinancing of higher cost debt and the redemption of maturing debt.
        For the year ended December 31, 1993, the Company's net income was $491.1 million, or $3.34 per common share, a decrease of 11.9% from the $557.5 million, or $3.79 per common share earned in 1992. The decrease in net income was due to a 5% reduction in Detroit Edison's rates, effective January 1, 1993, which reduced 1993 operating revenues by $169 million, or $0.75 per common share, higher operating expenses (including amortization of Fermi 2 nuclear power plant phase-in plan deferrals and higher federal income tax expense of $10.4 million for the full year 1993, or $0.07 per common share, due to an increase in the corporate income tax rate from 34% to 35% retroactive to January 1, 1993) and lower non-operating income, partially offset by higher sales and lower interest expense due to the early redemption and refinancing of higher cost debt and the redemption of maturing debt. The reduction in electric rates was due to reinstatement of the Power Supply Cost Recovery Clause, which was suspended for a four-year period, resulting in lower billings to customers of $106 million in 1993 due to lower fuel expenses, and the expiration of an expense stabilization procedure surcharge on January 1, 1993 which provided annual revenues of $63 million in 1992 for the effects of inflation. Warm summer weather and improved economic conditions in Southeastern Michigan contributed to the sales increase.
        At December 31, 1995, the book value of the Company's common stock was $23.62 per share, an increase of 3.2% since December 31, 1994. Return on average total common shareholders' equity was 11.8% in 1995, 11.6% in 1994 and 15.2% in 1993.
        Detroit Edison's ratio of earnings to fixed charges for 1995, 1994 and 1993 was 3.21, 3.13, and 3.25, respectively. Detroit Edison's ratio of earnings to fixed charges and preferred and preference stock dividends for 1995, 1994 and 1993 was 2.82, 2.73, and 2.88, respectively.


OPERATING REVENUES
Total operating revenues increased (decreased) due to the following factors:

                                         1995                        1994
                                         ----                        ----
                                                   (Millions)
Rate Changes
  MPSC rate reduction                     $ (5)                       $(81)
  Special Manufacturing Contracts          (26)                          -
  Power Supply Cost Recovery Clause         (6)                         (5)
                                          ---------------------------------
                                           (37)                        (86)
System sales volume and mix                149                         103
Interconnection sales                        8                         (17)
Fermi 2 capacity factor performance
  standard reserve                          (1)                        (31)
Other -- net                                (3)                         (5)
                                          ---------------------------------
  Total                                   $116                        $(36)
                                          =================================



RATE CHANGES
The January 21, 1994 MPSC rate order reduced Detroit Edison's rates by $78 million annually. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows:
Industrial-$43 million, Commercial-$24 million, Residential-$10 million and Governmental-$1 million.

        MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION &
        RESULTS OF OPERATIONS
        DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

     On March 23, 1995, the MPSC issued an order approving Detroit Edison's 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. The revenue reductions from these contracts initially will amount to approximately $30 million annually and increase to $50 million annually in 1999-2004, which Detroit Edison expects to offset by further reducing its operating expenses.

KILOWATTHOUR SALES
Kilowatthour sales increased (decreased) as follows:
                                                                   1995   1994
-------------------------------------------------------------------------------
Residential                                                         6.9%   1.1%
Commercial                                                          2.5    3.5
Industrial                                                          3.5    5.9
Other (includes primarily sales for resale)                         5.3  (14.1)
   Total System                                                     4.1    2.8
Interconnection                                                    50.1  (45.2)
   Total                                                            6.1   (1.0)
-------------------------------------------------------------------------------


1995

Residential and commercial sales increased due to substantially warmer summer weather increasing air conditioning and cooling-related loads and colder fall weather increasing heating-related loads in the fourth quarter. Improved economic conditions spurred higher sales to commercial, automotive and other industrial customers. Sales to other customers increased due to higher sales to wholesale for resale customers.

1994
Residential sales increased due to substantially warmer weather in the second quarter resulting in increased air conditioning and cooling-related loads, partially offset by lower cooling-related loads in the third quarter. The increased heating-related loads in the first quarter were offset by decreased heating-related loads in the fourth quarter. Commercial sales increased due primarily to improved economic conditions and increased cooling-related loads. Industrial sales increased as a result of higher sales to automotive, steel and other manufacturing customers reflecting the improvement in the economy. The decreased sales to other customers reflect lower sales to wholesale for resale customers.

INTERCONNECTION SALES
Interconnection sales represent sales between utilities to meet energy needs as a result of demand and/or generating unit availability.

1995
Interconnection sales increased due to improved availability of energy for sale and lower dispatch prices in meeting the increased demand for energy during the warmer summer and colder fall period.

1994
Interconnection sales decreased due to the reduced availability of energy for sale as a result of the Fermi 2 outage and lower sales to Consumers Power Company.

FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD RESERVE
This reserve is discussed in Note 3 of the Notes to Consolidated Financial Statements.

OPERATING EXPENSES

FUEL AND PURCHASED POWER
Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                            1995                    1994
-----------------------------------------------------------------------------------------------------
                                                                     (Millions)
Net system output                                           $53                    $ (6)
Average unit cost                                           (86)                     59
Fermi 2 business interruption
   insurance                                                 48                     (65)
Other                                                        (2)                      6
                                                            ----------------------------
   Total                                                    $13                    $ (6)
                                                            ============================
-----------------------------------------------------------------------------------------------------



Net system output and average unit costs were as follows:
-----------------------------------------------------------------------------------------------------
                                    1995                    1994                    1993
-----------------------------------------------------------------------------------------------------
                                                    (Thousands of Megawatthours)
Power plant generation
   Fossil                            41,636                  42,410                  38,882
   Nuclear                            5,092                       -                   8,274
Purchased power                       5,423                   6,599                   2,211
                                    -------------------------------------------------------
Net system output                    52,151                  49,009                  49,367
                                    =======================================================
Average unit cost ($/Megawatthour)   $15.29                  $16.94                  $15.73
                                    =======================================================

-----------------------------------------------------------------------------------------------------



1995
The decrease in average unit cost was due to declining fuel prices resulting from greater use of lower-cost Western low-sulfur coal, lower coal contract buyout expense and increased lower-cost nuclear generation.

1994
The increase in average unit cost resulted from replacing lower-cost nuclear generation with higher-cost fossil generation and purchased power due to the Fermi 2 outage in 1994 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

1995
Other operation expense increased due primarily to higher incentive award expenses related to a shareholder value improvement plan ($14.5 million), higher storm expenses ($13.1 million), an increase in a reserve for the write-off of obsolete and excess stock material ($9 million), demand-side management expenses ($8.6 million) and a reserve for settlement of the Ludington fish mortality case ($8.4 million). These expenses were partially offset by lower nuclear plant expenses ($15.5 million), expenses recorded in the year-earlier period for service quality claims ($8.7 million) and lower uncollectible expense
($6.9 million).


1994
Other operation expense increased due primarily to other postretirement health care and life insurance benefits expense ($48.3 million), service quality claims expense ($8.7 million) and higher nuclear plant ($8.1 million), transmission and distribution ($9.7 million) and demand-side management expenses ($4.3 million). These increases were partially offset by lower incentive award expenses related to a shareholder value improvement plan ($18.7 million), expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material ($12.4 million) and a reserve for steam purchases under the agreement with the Greater Detroit Resource Recovery Authority ($11 million), lower uncollectible ($9.9 million) and employee reorganization ($6.5 million) expenses and lower injuries and damages expense ($8.1 million).

MAINTENANCE

1995
Maintenance expense decreased due primarily to lower nuclear ($17 million) and fossil ($4.3 million) plant expenses.

1994
Maintenance expense increased due primarily to higher nuclear plant ($17.6 million) and storm ($8.9 million) expenses, partially offset by lower fossil plant ($8.7 million) and line clearance ($5.3 million) expenses. While Fermi 2 was down for repair in 1994, Detroit Edison elected to upgrade various plant facilities which resulted in higher nuclear plant maintenance expense.

STEAM PLANT IMPAIRMENT LOSS

1995
As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121 in the fourth quarter of 1995, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million.

DEPRECIATION AND AMORTIZATION

1995 AND 1994
Depreciation and amortization expense increased due to increases in plant in service, including internally developed software costs, and increased Fermi 2 decommissioning costs authorized by a January 1994 MPSC rate order.

DEFERRED FERMI 2 AMORTIZATION

1995 AND 1994
Deferred Fermi 2 amortization, a non-cash item of income, was recorded beginning with Detroit Edison's purchase of the Wolverine Power Supply Cooperative, Inc.'s ownership interest in Fermi 2 in February 1990. The annual amount deferred decreases each year through 1999.


AMORTIZATION OF DEFERRED FERMI 2 DEPRECIATION AND RETURN

1995 AND 1994
Deferred Fermi 2 depreciation and return, non-cash items of income, were recorded beginning with the implementation of the Fermi 2 rate phase-in plan in January 1988. The annual amounts of deferred depreciation and return decreased each year through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues.

TAXES OTHER THAN INCOME TAXES

1995
Taxes other than income taxes decreased due to lower payroll and property taxes.

1994
Taxes other than income taxes decreased due primarily to lower property taxes, partially offset by higher Michigan Single Business Tax ("MSBT").

INCOME TAXES

1995
Income taxes increased due primarily to higher pretax income.

1994
Income taxes decreased due primarily to lower pretax income, partially offset by higher prior years' federal income tax accrual. In March 1994, the Company and the Internal Revenue Service ("IRS") reached a settlement of the Company's income tax returns for the years 1987 and 1988.

OTHER INCOME AND (DEDUCTIONS) - NET

1995
Other deductions increased due to higher promotional practices expense ($8.3 million), expenses incurred in the formation of a holding company ($3.1 million) and joint-use contract costs ($2.7 million), partially offset by lower expenses related to the sale of accounts receivable and unbilled revenues ($6.1 million) and a decrease in the write-off of premiums and expenses related to the portion of Detroit Edison's 1989 Series A Mortgage Bonds not refinanced ($3.5 million).

1994
Other deductions increased slightly due primarily to the write-off of premiums and expenses related to the portion of Detroit Edison's 1989 Series A Mortgage Bonds not refinanced ($5.2 million) and an accrual for a contribution to the Detroit Edison Foundation ($5 million), partially offset by an expense recorded in 1993 for decommissioning of Fermi 1 ($7.6 million), an experimental nuclear unit that has been shut down since 1972.

ACCRETION INCOME

1995 AND 1994
Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances for Greenwood Unit No. 1 for the period that plant was not allowed in rate base (1988-1993) and for $300 million of Fermi 2 plant costs being recovered from 1989 to 1998 with no return. The annual amount of accretion income recorded decreases each year through 1998. In January 1994, accretion income decreased due to the return to rate base of Greenwood Unit No. 1.

LONG-TERM DEBT INTEREST CHARGES

1995
Long-term debt interest charges increased due to the issuance of Quarterly Income Debt Securities ("QUIDS") and the timing of the early redemption and refinancing of securities when economic.

1994
Long-term debt interest charges decreased due to the early redemption and refinancing of securities when economic and the redemption of maturing securities.

                  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS
                  DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

OTHER INTEREST CHARGES

1995
Other interest charges decreased due primarily to lower levels of short-term borrowings.

1994
Other interest charges increased due to higher levels of short-term borrowings, accruals for prior years' MSBT audits and the settlement of 1987 and 1988 IRS audits.

PREFERRED AND PREFERENCE STOCK DIVIDENDS OF SUBSIDIARY

1995
Preferred stock dividends of subsidiary decreased due to the exchange of a portion of Cumulative Preferred Stock 7.75% Series for QUIDS and the conversion and redemption of Cumulative Preferred Stock 5 1/2% Convertible Series.

1994
Preferred and preference stock dividends of subsidiary decreased slightly due to the optional and mandatory redemption of outstanding shares in 1993.

LIQUIDITY AND CAPITAL RESOURCES

COMPETITION

FORMATION OF A HOLDING COMPANY
The business of energy supply is experiencing rapid change as competition, coupled with statutory reform, is being introduced into the public utility sector. Competition is viewed by legislators and regulators, at both the federal and state levels, as a method of reducing utility rates while stimulating overall economic growth.
     In order to position itself for potential changes in the electric utility industry, Detroit Edison adopted a holding company structure, effective January 1, 1996. The new holding company structure, under which Detroit Edison is a wholly-owned subsidiary of the Company, is designed to provide financial flexibility for the development of new energy-related businesses. It is also a mechanism for separating the regulated utility business of Detroit Edison from non-regulated businesses thereby protecting the utility business from the potential volatility of non-utility operations.
     The Company has no significant operations of its own. Detroit Edison is the Company's principal operating subsidiary, comprising substantially all of the Company's assets. Certain of the Company's wholly-owned subsidiaries are engaged in non-regulated energy-related businesses that are still in the formative stages.
     DTE Capital Corporation ("DTE Capital") was incorporated in 1995 to act as the financing vehicle for the Company's non-utility affiliates. DTE Capital is in the process of negotiating a $200 million bank revolving credit agreement. Since DTE Capital does not have an established credit history, the Company anticipates that it will be asked to provide credit support for DTE Capital's initial financing activities.

THE DETROIT EDISON COMPANY
The electric utility industry is facing serious issues as legislators and regulators consider various proposals designed to reduce rates and promote economic growth through competition. Municipalization, deregulation, cogeneration, independent power production, open access to transmission lines, competitive bulk power supply markets and the unbundling of utility products and services are issues under consideration. There is also a recognition by legislators and regulators that the stranded costs of utilities must be addressed as deregulation proceeds.
     In March 1995, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking on Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities. According to the FERC, the goals of the proposed new rules are to facilitate the development of a competitive market by ensuring that wholesale buyers and sellers can reach each other and to eliminate anticompetitive and discriminatory practices in transmission services which, in turn, should lead to lower electric rates.
     On January 8, 1996, Michigan Governor John Engler forwarded to the MPSC a report on economic development recommendations for electric and gas utility reform in Michigan prepared by the Michigan Jobs Commission ("MJC"). The essential component of the MJC's recommended strategy for lowering energy costs is the promotion of competition and customer choice. The Governor strongly encouraged the MPSC to use the report as guiding principles in its continued efforts to promote competition within reasonably established time frames.
     The MJC's recommendations, if implemented would:
(1) allow new industrial and commercial load to purchase energy from providers of their choice beginning January 1, 1997 assuming that the Michigan public utilities subject to the new rules would be permitted to sell power on a reciprocal basis,
(2) establish a Michigan statewide power pool by January 1, 1998, and (3) permit all industrial and commercial customers to be able to choose their energy providers by January 1, 2001. The proposals recognize that the transition to a more competitive market requires that the recovery of stranded costs be addressed. In addition, the proposals favor the unbundling of rate tariffs into functional components. The MPSC has not yet taken action with respect to the MJC's recommendations.
     While Detroit Edison is unable to predict the outcome of the FERC rulemaking and the Michigan proposals, increased wholesale competition is anticipated.
     On June 19, 1995, the MPSC issued a final order finding that an experimental retail wheeling program is in the public interest and establishing rates and charges for the five-year experimental program. Under the program, retail wheeling customers would make their own arrangements to procure power. Implementation of the experimental program would be limited to 90 megawatts ("MW") for Detroit Edison and will be coordinated with Detroit Edison's next solicitation of new capacity. On July 19, 1995, Detroit Edison filed a claim of appeal with the Michigan Court of Appeals claiming that the MPSC does not have the authority to order Detroit Edison to participate in retail wheeling and that jurisdiction over transmission rates for wheeling resides with the FERC.
     In response to the changing market for electricity, Detroit Edison has developed a number of programs designed to increase its efficiency and competitive status and address customer needs, which include implementing an interruptible rate for large industrial customers. The January 21, 1994 MPSC rate order provided that up to 650 MW may be sold under this interruptible rate, with Detroit Edison absorbing revenue losses associated with 250 MW.

     Competitive status and customer needs were also addressed when, Detroit Edison entered into 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation, covering 54 of the Big Three automakers' largest manufacturing locations in Southeastern Michigan. These special manufacturing contracts are available to customers with a total connected load of 100 MW or more for specific locations of 5 MW and over. Service under the special manufacturing contracts includes both firm and interruptible service, which is priced to provide customers with competitively-based electric rates.
     Detroit Edison continues to review potential energy services as a method of remaining competitive while diversifying within the scope of its core business. In addition, the Company anticipates that its affiliates may also assist in overall customer satisfaction by offering energy-related services.

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
The Company generates substantial cash flows from operating activities as shown in the Consolidated Statement of Cash Flows. Net cash from operating activities, which is the Company's primary source of liquidity, was $913 million in 1995, $923 million in 1994 and $1,110 million in 1993. Net cash from operating activities decreased slightly in 1995 as a result of the repurchase of $200 million of customer accounts receivable and unbilled revenues, partially offset by higher non-cash charges to income and higher net income. Net cash from operating activities decreased in 1994 due to lower net income and changes in current assets and liabilities, partially offset by higher non-cash charges to income for the Fermi 2 phase-in plan and depreciation and amortization.
     Net cash used for investing activities increased in 1995 due primarily to higher plant and equipment expenditures. Net cash used for investing activities increased in 1994 due primarily to increased funding of nuclear decommissioning trust funds, the purchase of leased equipment and non-utility investments, partially offset by lower plant and equipment expenditures.
     Detroit Edison has engaged in an extensive debt refinancing program in recent years. Assuming favorable economic conditions, Detroit Edison expects that it will continue to refinance existing higher-cost debt and equity securities. Also, in 1994, as a result of a plan change, Detroit Edison entered into the one-time purchase of common stock from the trustee of the Detroit Edison Savings & Investment Plans.

ADDITIONAL INFORMATION
In May 1995, FERC issued its order authorizing the continuation of Detroit Edison's $1 billion of short-term borrowing authority. This authority will be in effect through May 31, 1997.
     An MPSC order permits Detroit Edison to issue approximately $3.5 billion of securities for the purpose of refinancing debt and preferred and/or preference stock (issued prior to 1993) prior to maturity (when economic) and at maturity, and to replace funds used for those purposes. Detroit Edison also has MPSC authority to refinance substantially all non-taxable debt obligations.
     Detroit Edison has an effective Shelf Registration Statement on file with the Securities and Exchange Commission pursuant to which it may issue up to $350 million in debt securities. On February 13, 1996, Detroit Edison issued $185 million of 7 5/8% Quarterly Income Debt Securities. Also, Detroit Edison called for redemption all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series, totaling $185 million, at per share redemption prices of $101 plus accrued dividends. Such redemption will occur on March 21, 1996.
     Cash requirements for scheduled long-term debt redemptions are expected to be $119 million, $144 million, $169 million, $219 million and $194 million for 1996, 1997, 1998, 1999 and 2000, respectively.
     Detroit Edison's cash requirements for capital expenditures are expected to be approximately $2.1 billion for the period 1996 through 2000. In 1996, cash requirements for capital expenditures are estimated at $478 million. Environmental expenditures are expected to approximate $102 million for the period 1996 through 2000, including expenditures for Clean Air Act compliance requirements. See "Environmental Matters" herein.
     Detroit Edison's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemption requirements.
     Detroit Edison had total short-term credit arrangements of approximately $432 million at December 31, 1995, under which $37 million of borrowings were outstanding.

CAPITALIZATION
The Company's capital structure ratios (excluding long-term debt due within one year) were as follows:


                                                            December 31
                                 ----------------------------------------------------------------
                                 1995                        1994                        1993
-------------------------------------------------------------------------------------------------
Common Shareholders' Equity       45.7%                       44.2%                      43.9%
Cumulative Preferred Stock
of Subsidiary                      4.3                         5.0                        5.1
Long-Term Debt                    50.0                        50.8                       51.0
-------------------------------------------------------------------------------------------------
                                 100.0%                      100.0%                     100.0%
                                 ================================================================

FERMI 2
Detroit Edison's liquidity has improved since the 1988 commercial operation of Fermi 2, a nuclear generating unit comprising 27% of total assets and 9% of summer net rated capability, and lower levels of capital expenditures.
     The commercial operation of Fermi 2 completed Detroit Edison's power plant construction program. Detroit Edison has no current plans for additional generating plants. Ownership of an operating nuclear generating unit such as Fermi 2 subjects Detroit Edison to significant additional risks. Nuclear plants are highly regulated by a number of governmental agencies concerned with public health and safety as well as the environment, and consequently, are subject to greater risks and scrutiny than conventional fossil-fueled plants.
     Fermi 2 was out of service in 1994 and part of 1995 due to a December 1993 turbine-generator failure. Major repairs were completed in 1994 and early 1995. These repair costs are approximately $80 million for which to date Detroit Edison has received partial insurance payments of $55 million for property

                  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS
                  DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

damage. In addition, Detroit Edison has received partial insurance payments of $74.2 million for replacement power costs through December 31, 1995.
     Fermi 2 was operating at 874 MW at the end of December 1995 and the unit's capacity factor was 51.4% for 1995. Detroit Edison is currently operating Fermi 2 without the large seventh and eighth stage turbine blades on the three low-pressure turbines. The new turbine shafts and blades for these low-pressure turbines are being manufactured and will be installed during the next refueling outage in 1996.
     The expected cost of replacing the major turbine components in 1996 is between $45 million and $50 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order.
     At December 31, 1995, Fermi 2 was insured for property damage in the amount of $2.75 billion and Detroit Edison had available approximately $8.5 billion in public liability insurance. To the extent that insurable claims for replacement power, property damage, decontamination, repair and replacement and other costs arising from a nuclear incident at Fermi 2 exceed the policy limits of insurance, or to the extent that such insurance becomes unavailable in the future, Detroit Edison will retain the risk of loss.
     The Financial Accounting Standards Board is reviewing the accounting for removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation.

FUTURE SALES GROWTH
Since 1980, the compound annual sales growth was 1.8% and peak demand growth was 2.4% (after adjusting for the effects of unusual weather). System sales are expected to grow at a compound annual rate of about 1.5% per year and system demand at about 1.3% per year for the next 15 years.

MEETING ENERGY DEMANDS
Detroit Edison expects to meet its near-term demand for energy through the implementation of new load management programs, and eventually through the return to service, subject to environmental regulations, of power plant units currently in economy reserve status when energy demand and consumption requirements provide economic justification. The return to service of these units is conditioned upon the outcome of a competitive bidding process which was established by an MPSC order issued in July 1992. On May 1, 1995, Detroit Edison filed its preliminary Request for Proposal to solicit bids for the acquisition of new capacity starting in the year 2004. Detroit Edison is proposing customer load management options which have the potential to provide an additional 500 MW of peak reduction by the year 2003. Detroit Edison has filed a proposed retail wheeling tariff and proposal for implementing the experimental retail wheeling program. See "Competition" herein. The need for capacity will determine the retail wheeling program start date. On October 13, 1995, the MPSC Staff submitted its direct testimony suggesting that Detroit Edison will need more capacity by 1997 and that the experiment should begin in 1998. On December 5, 1995, Detroit Edison filed rebuttal testimony indicating that the most recent resource plan still indicates that capacity will not be required prior to 2003.

INFLATION
Inflation is a measure of the purchasing power of the dollar. In 1995, the inflation rate, as defined by the Consumer Price Index, was 2.5%. Although the current inflation rate is relatively low, its compound effect through time can be significant, primarily in its effect on Detroit Edison's ability to replace its investment in utility plant.
     The regulatory process limits the amount of depreciation expense recoverable through revenues to the historical cost of Detroit Edison's investment in utility plant. Such amount produces cash flows which are inadequate to replace such property in future years. However, Detroit Edison believes that it will be able to recover the increased cost of replacement facilities when, and if, replacement occurs.

ENVIRONMENTAL MATTERS
Protecting the environment from damage, as well as correcting past environmental damage, continues to be the focus of state and federal regulators. Committees at both the state and federal level are studying the effects of a wide array of chemicals and electromagnetic fields as well as global warming (as potentially affected by carbon dioxide emissions). Legislation and/or rulemaking resulting from these and any future studies could further impact the electric utility industry including Detroit Edison.
     The Environmental Protection Agency and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings. Further, additional environmental expenditures, although difficult to quantify, will be necessary as Detroit Edison prepares to comply with the phase-in of the 1990 Amendments to the federal Clean Air Act. Detroit Edison currently meets the first phase of sulfur dioxide emissions and nitrogen oxides emissions requirements. The second phase begins in the year 2000. Detroit Edison currently burns some level of low-sulfur coal (less than 1% sulfur) at all its coal-fired units and believes it can meet the second phase sulfur dioxide emission requirements by either increasing the amount of low-sulfur coal used at certain units, by purchasing sulfur dioxide emission allowances, or by doing some combination of both, depending upon which strategy proves to be the best economic choice. Current projections indicate that annual fuel costs may increase by $13 million to $20 million in the period 2000-2009 in order to comply with new sulfur dioxide emissions requirements. In addition, approximately $59 million in capital expenditures may be necessary for nitrogen oxides emissions requirements.
     Detroit Edison expects that substantially all of the costs of environmental compliance will be recovered through the ratemaking process.
     The Company has accrued for settlements in environmental matters discussed in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and schedules are included herein.

                                                                            Page
                                                                            ----
       Independent Auditors' Report..........................................34
       Report of Independent Accountants.....................................35
       DTE Energy Company and Subsidiary Companies:
         Consolidated Statement of Income....................................36
         Consolidated Statement of Cash Flows................................37
         Consolidated Balance Sheet..........................................38
         Consolidated Statement of Common Shareholders' Equity...............40
       The Detroit Edison Company and Subsidiary Companies:
         Consolidated Statement of Income....................................41
         Consolidated Balance Sheet..........................................42
         Consolidated Statement of Cash Flows................................44
         Consolidated Statement of Common Shareholders' Equity...............45
       Notes to Consolidated Financial Statements............................46
       Schedule II - Valuation and Qualifying Accounts.......................74


Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Part II - Item 8 of the Company's report.

INDEPENDENT AUDITORS' REPORT



To the Boards of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company


We have audited the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies (together, the "Companies") as of December 31, 1995, and the related consolidated statements of income, cash flows, and common shareholders' equity for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Detroit, Michigan
January 22, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     In our opinion, the consolidated balance sheet, and the related consolidated statements of income, common shareholders' equity and of cash flows present fairly, in all material respects, the financial position of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies at December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies for any period subsequent to December 31, 1994.







PRICE WATERHOUSE LLP
Detroit, Michigan
January 23, 1995 except for
Note 1, paragraph one and three,
which is as of January 1, 1996.

                         CONSOLIDATED STATEMENT OF INCOME
                         (DOLLARS IN THOUSANDS)
                         DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES


                                              YEAR ENDED DECEMBER 31
                                            --------------------------
                                          1995         1994         1993
                                          ----         ----         ----
OPERATING REVENUES
  Electric - System                   $3,560,470   $3,448,351   $3,467,357
  Electric - Interconnection              50,979       43,141       60,363
  Steam                                   24,095       27,849       27,491
                                       ---------    ---------    ---------
       Total Operating Revenues       $3,635,544   $3,519,341   $3,555,211
                                       ---------    ---------    ---------
OPERATING EXPENSES
  Operation
     Fuel                             $  715,967   $  719,215   $  750,127
     Purchased power                     133,557      116,947       91,747
     Other operation                     635,297      621,066      604,882
  Maintenance                            240,115      262,409      251,149
  Steam plant impairment loss             42,029            -            -
  Depreciation and amortization          500,611      476,415      432,512
  Deferred Fermi 2 amortization           (5,972)      (7,465)      (8,959)
  Amortization of deferred Fermi 2
     depreciation and return              92,990       84,828       30,888
  Taxes other than income                251,941      255,874      261,449
  Income taxes                           289,687      270,657      297,469
                                       ---------    ---------    ---------
       Total Operating Expenses       $2,896,222   $2,799,946   $2,711,264
                                       ---------    ---------    ---------
OPERATING INCOME                      $  739,322   $  719,395   $  843,947
                                       ---------    ---------    ---------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for other funds used
     during construction              $    1,408   $    1,684   $    2,055
  Other income and
    (deductions) - net                   (30,246)     (24,973)     (24,961)
  Income taxes                             9,789        8,111        8,594
  Accretion income                        11,041       13,644       44,130
  Income taxes - disallowed plant
     costs and accretion income           (3,355)      (4,252)     (14,062)
                                       ---------    ---------    ---------
       Net Other Income
         and (Deductions)             $  (11,363)  $   (5,786)  $   15,756
                                       ---------    ---------    ---------


INTEREST CHARGES
  Long-term debt                      $  275,599   $  273,763   $  325,194
  Amortization of debt discount,
    premium and expense                   11,312       10,832        9,114
  Other                                    9,666       11,170        4,928
  Allowance for borrowed funds used
    during construction (credit)          (2,269)      (2,065)      (1,436)
                                       ---------    ---------    ---------
       Net Interest Charges           $  294,308   $  293,700   $  337,800
                                       ---------    ---------    ---------
PREFERRED AND PREFERENCE STOCK
     DIVIDENDS OF SUBSIDIARY          $   27,737   $   29,640   $   30,837
                                       ---------    ---------    ---------
NET INCOME                            $  405,914   $  390,269   $  491,066
                                       =========    =========    =========
COMMON SHARES OUTSTANDING - AVERAGE  144,939,875  146,151,505  147,031,446
                                     -----------  -----------  -----------
EARNINGS PER COMMON SHARE                  $2.80        $2.67        $3.34
                                       =========    =========    =========



       (See accompanying Notes to Consolidated Financial Statements.)

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)
                         DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES

                                                                                        YEAR ENDED DECEMBER 31
                                                                                   -------------------------------
                                                                               1995              1994              1993
                                                                             ----------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                 $ 405,914        $ 390,269        $   491,066
  Adjustments to reconcile net income to net cash from
    operating activities:
      Accretion income                                                         (11,041)         (13,644)           (44,130)
      Depreciation and amortization                                            500,611          476,415            432,512
      Deferred Fermi 2 depreciation, amortization and return - net              87,018           77,363             21,929
      Deferred income taxes and investment tax credit - net                     62,523           93,287             85,574
      Fermi 2 refueling outage - net                                            13,075          (19,507)            17,856
      Steam plant impairment loss                                               42,029                -                  -
      Other                                                                      5,113          (31,091)            32,367
      Changes in current assets and liabilities:
        Customer accounts receivable and unbilled revenues                    (218,579)            (505)            10,733
        Other accounts receivable                                               (3,452)          (7,593)            (2,247)
        Inventories                                                            (18,837)          (1,774)            33,839
        Accounts payable                                                        18,049          (13,858)            21,364
        Taxes payable                                                           (2,649)         (18,031)            (6,499)
        Interest payable                                                         1,914           (6,174)           (19,769)
        Other                                                                   31,255           (2,189)            35,350
                                                                              --------         --------         ----------
      Net cash from operating activities                                     $ 912,943        $ 922,968        $ 1,109,945
                                                                              --------         --------         ----------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                           $(453,844)       $(366,392)       $  (396,407)
  Purchase of leased equipment                                                       -          (11,500)            (2,402)
  Nuclear decommissioning trust funds                                          (43,351)         (46,563)            (5,346)
  Non-utility investments                                                        1,865          (12,843)               182
  Other changes in current assets and liabilities                                5,774            5,042             10,225
  Other                                                                        (32,845)         (11,537)           (19,988)
                                                                              --------         --------         ----------
    Net cash used for investing activities                                   $(522,401)       $(443,793)       $  (413,736)
                                                                              --------         --------         ----------
FINANCING ACTIVITIES
  Sale of cumulative preferred stock                                         $       -        $       -        $   200,000
  Sale of general and refunding mortgage bonds                                       -          200,000          1,510,000
  Funds received from Trustees: Installment sales contracts
    and loan agreements                                                        201,525           50,470             76,510
  Increase (decrease) in short-term borrowings                                  (2,499)         (98,715)           109,210
  Redemption of long-term debt                                                (220,739)        (258,034)        (2,024,289)
  Redemption of preferred and preference stock                                    (955)               -           (164,158)
  Premiums on reacquired long-term debt and preferred and preference
    stock                                                                       (5,946)         (11,563)           (81,453)
  Purchase of common stock                                                           -          (59,855)                 -
  Dividends on common stock                                                   (298,502)        (301,801)          (299,938)
  Other                                                                         (6,600)          (2,626)           (20,434)
                                                                              --------         --------         ----------
    Net cash used for financing activities                                   $(333,716)       $(482,124)       $  (694,552)
                                                                              --------         --------         ----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS               $  56,826        $  (2,949)       $     1,657

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF THE PERIOD                   8,122           11,071              9,414
                                                                              --------         --------         ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF THE PERIOD                     $  64,948        $   8,122        $    11,071
                                                                              ========         ========         ==========
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                             $ 274,413        $ 289,375        $   346,542
  Income taxes paid                                                            230,537          183,172            233,542
  New capital lease obligations                                                 26,850            9,328             36,606
  Exchange of preferred stock of subsidiary for long-term debt                  49,878                -                  -
                                                                              --------         --------         ----------


       (See accompanying Notes to Consolidated Financial Statements.)

                         CONSOLIDATED BALANCE SHEET
                         (DOLLARS IN THOUSANDS)
                         DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES


                                                                                         December 31
                                                                                       ---------------
ASSETS                                                                          1995                    1994
                                                                             ----------------------------------
UTILITY PROPERTIES
  Plant in service
     Electric                                                                $13,303,992            $12,941,414
     Steam                                                                             -                 69,813
                                                                              ----------             ----------
                                                                             $13,303,992            $13,011,227
     Less:  Accumulated depreciation and amortization                         (4,928,316)            (4,529,692)
                                                                              ----------             ----------
                                                                             $ 8,375,676            $ 8,481,535
  Construction work in progress                                                  142,726                104,431
                                                                              ----------             ----------
     Net utility properties                                                  $ 8,518,402            $ 8,585,966
                                                                              ----------             ----------
  Property under capital leases (less accumulated amortization
       of $99,633 and $94,678, respectively)                                 $   137,206            $   134,542
  Nuclear fuel under capital lease (less accumulated amortization
       of $427,831 and $374,405, respectively)                                   145,463                193,411
                                                                              ----------             ----------
     Net property under capital leases                                       $   282,669            $   327,953
                                                                              ----------             ----------
     Total owned and leased properties                                       $ 8,801,071            $ 8,913,919
                                                                              ----------             ----------

OTHER PROPERTY AND INVESTMENTS
  Non-utility property                                                       $    21,576            $    11,281
  Investments and special funds                                                   29,058                 18,722
  Nuclear decommissioning trust funds                                            119,843                 76,492
                                                                              ----------             ----------
                                                                             $   170,477            $   106,495
                                                                              ----------             ----------

CURRENT ASSETS
  Cash and temporary cash investments                                        $    64,948            $     8,122
  Customer accounts receivable and unbilled revenues (less allowance
       for uncollectible accounts of $22,000 and $30,000, respectively)          414,403                195,824
  Other accounts receivable                                                       37,664                 34,212
  Inventories (at average cost)
       Fuel                                                                      162,796                136,331
       Materials and supplies                                                    142,782                155,921
  Prepayments                                                                     12,910                 10,516
                                                                              ----------             ----------
                                                                             $   835,503            $   540,926
                                                                              ----------             ----------

DEFERRED DEBITS
  Regulatory assets                                                          $ 1,155,482            $ 1,277,628
  Prepaid pensions                                                                81,865                 54,066
  Unamortized debt expense                                                        40,936                 42,876
  Other                                                                           45,257                 57,068
                                                                              ----------             ----------
                                                                             $ 1,323,540            $ 1,431,638
                                                                              ----------             ----------
      TOTAL                                                                  $11,130,591            $10,992,978
                                                                              ==========             ==========


       (See accompanying Notes to Consolidated Financial Statements.)

                         CONSOLIDATED BALANCE SHEET
                         (DOLLARS IN THOUSANDS)
                         DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES

                                                                                         December 31
                                                                                      ----------------
LIABILITIES                                                                     1995                    1994
                                                                             ----------------------------------

CAPITALIZATION
  Common stock - without par value, 400,000,000 shares authorized;
    (145,119,875 and 144,863,447 shares outstanding, respectively)           $ 1,951,437            $ 1,946,999
  Retained earnings used in the business                                       1,484,871              1,379,081
                                                                              ----------             ----------
        Total common shareholders' equity                                    $ 3,436,308            $ 3,326,080
  Cumulative preferred stock of subsidiary                                       326,604                380,283
  Long-term debt                                                               3,756,094              3,825,296
                                                                              ----------             ----------
        Total Capitalization                                                 $ 7,519,006            $ 7,531,659
                                                                              ----------             ----------

OTHER NON-CURRENT LIABILITIES
  Obligations under capital leases                                           $   128,362            $   126,076
  Other postretirement benefits                                                   24,381                 37,143
  Other                                                                           58,424                 48,707
                                                                              ----------             ----------
                                                                             $   211,167            $   211,926
                                                                              ----------             ----------

CURRENT LIABILITIES
  Short-term borrowings                                                      $    36,990            $    39,489
  Amounts due within one year
    Long-term debt                                                               119,214                 19,214
    Obligations under capital leases                                             154,307                201,877
  Accounts payable                                                               165,148                147,020
  Property and general taxes                                                      34,416                 31,608
  Income taxes                                                                         -                  5,304
  Accumulated deferred income taxes                                               51,697                 32,625
  Interest payable                                                                62,128                 60,214
  Dividends payable                                                               81,102                 82,012
  Payrolls                                                                        72,164                 71,958
  Fermi 2 refueling outage                                                        14,342                  1,267
  Other                                                                          130,689                 97,215
                                                                              ----------             ----------
                                                                             $   922,197            $   789,803
                                                                              ----------             ----------

DEFERRED CREDITS
  Accumulated deferred income taxes                                          $ 2,052,875            $ 2,014,821
  Accumulated deferred investment tax credits                                    330,085                346,379
  Other                                                                           95,261                 98,390
                                                                              ----------             ----------
                                                                             $ 2,478,221            $ 2,459,590
                                                                              ----------             ----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 9, 12 and 13)
                                                                              ----------             ----------
     TOTAL                                                                   $11,130,591            $10,992,978
                                                                              ==========             ==========


       (See accompanying Notes to Consolidated Financial Statements.)

                         CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (DOLLARS IN THOUSANDS)
                         DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES


                                                                                             Retained              Total
                                                                Common Stock                 Earnings             Common
                                                          -------------------------         Used in the        Shareholders'
                                                          Shares             Amount           Business            Equity
                                                          ------             ------         -----------        -------------
BALANCE AT DECEMBER 31, 1992                            147,016,691        $1,975,728        $1,138,159         $3,113,887
  Issuance of common stock on conversion of
    convertible cumulative preferred stock of
    subsidiary, 5-1/2% series                                31,227               542                                  542
  Expense associated with subsidiary preferred
    and preference stock redeemed                                                                (6,634)            (6,634)
  Net income                                                                                    491,066            491,066
  Cash dividends declared on
    Common stock - $2.06 per share                                                             (302,894)          (302,894)
  Other                                                                                             (12)               (12)
                                                        -----------        ----------        ----------         ----------
BALANCE AT DECEMBER 31, 1993                            147,047,918        $1,976,270        $1,319,685         $3,295,955
  Issuance of common stock on conversion of
    convertible cumulative preferred stock of
    subsidiary, 5-1/2% series                                22,164               386                                  386
  Common stock reacquired from Detroit Edison
    Savings & Investment Plans, August 4, 1994           (2,206,635)          (29,657)          (30,198)           (59,855)
  Net income                                                                                    390,269            390,269
  Cash dividends declared on
    Common stock - $2.06 per share                                                             (300,676)          (300,676)
  Other                                                                                               1                  1
                                                        -----------        ----------        ----------         ----------
BALANCE AT DECEMBER 31, 1994                            144,863,447        $1,946,999        $1,379,081         $3,326,080
  Issuance of common stock on conversion of
    convertible cumulative preferred stock of
    subsidiary, 5-1/2% series                               256,428             4,438                                4,438
  Expense associated with subsidiary preferred
    stock redeemed                                                                               (1,645)            (1,645)
  Net income                                                                                    405,914            405,914
  Cash dividends declared on
    Common stock - $2.06 per share                                                             (298,635)          (298,635)
        Other                                                                                       156                156
                                                        -----------        ----------        ----------         ----------
BALANCE AT DECEMBER 31, 1995                            145,119,875        $1,951,437        $1,484,871         $3,436,308
                                                        ===========        ==========        ==========         ==========


       (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED STATEMENT OF INCOME
     (DOLLARS IN THOUSANDS)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES



                                                                       YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                                    1995          1994        1993
                                                                -----------------------------------
OPERATING REVENUES
 Electric - System                                               $3,560,470    $3,448,351   $3,467,357
 Electric - Interconnection                                          50,979        43,141       60,363
 Steam                                                               24,095        27,849       27,491
------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                  $3,635,544    $3,519,341   $3,555,211
------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                                          $  715,967    $  719,215   $  750,127
   Purchased power                                                  133,557       116,947       91,747
   Other operation                                                  635,297       621,066      604,882
 Maintenance                                                        240,115       262,409      251,149
 Steam plant impairment loss                                         42,029             -            -
 Depreciation and amortization                                      500,611       476,415      432,512
 Deferred Fermi 2 amortization                                       (5,972)       (7,465)      (8,959)
 Amortization of deferred Fermi 2 depreciation and return            92,990        84,828       30,888
 Taxes other than income                                            251,941       255,874      261,449
 Income taxes                                                       289,687       270,657      297,469
------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                  $2,896,222    $2,799,946   $2,711,264
------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                 $  739,322    $  719,395   $  843,947
------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used during construction              $    1,408    $    1,684   $    2,055
 Other income and (deductions) - net                                (30,246)      (24,973)     (24,961)
 Income taxes                                                         9,789         8,111        8,594
 Accretion income                                                    11,041        13,644       44,130
 Income taxes - disallowed plant costs and accretion income          (3,355)       (4,252)     (14,062)
------------------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)                         $  (11,363)   $   (5,786)  $   15,756
------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                                  $  275,599    $  273,763   $  325,194
 Amortization of debt discount, premium and expense                  11,312        10,832        9,114
 Other                                                                9,666        11,170        4,928
 Allowance for borrowed funds used during construction (credit)      (2,269)       (2,065)      (1,436)
------------------------------------------------------------------------------------------------------
       Net Interest Charges                                      $  294,308    $  293,700   $  337,800
------------------------------------------------------------------------------------------------------
NET INCOME                                                       $  433,651    $  419,909   $  521,903
PREFERRED AND PREFERENCE STOCK DIVIDENDS                            $27,737    $   29,640   $   30,837
------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                            $  405,914    $  390,269   $  491,066
======================================================================================================





         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED BALANCE SHEET
     (DOLLARS IN THOUSANDS)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                            December 31
                                                                     -------------------------
ASSETS                                                                   1995         1994
                                                                     -------------------------
UTILITY PROPERTIES
 Plant in service
   Electric                                                          $13,303,992    $12,941,414
   Steam                                                                       -         69,813
-----------------------------------------------------------------------------------------------
                                                                     $13,303,992    $13,011,227
   Less:  Accumulated depreciation and amortization                   (4,928,316)    (4,529,692)
-----------------------------------------------------------------------------------------------
                                                                     $ 8,375,676    $ 8,481,535
 Construction work in progress                                           142,726        104,431
-----------------------------------------------------------------------------------------------
   Net utility properties                                            $ 8,518,402    $ 8,585,966
-----------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $99,633 and $94,678, respectively)                             $   137,206    $   134,542
 Nuclear fuel under capital lease (less accumulated amortization
   of $427,831 and $374,405, respectively)                               145,463        193,411
-----------------------------------------------------------------------------------------------
   Net property under capital leases                                 $   282,669    $   327,953
-----------------------------------------------------------------------------------------------
     Total owned and leased properties                               $ 8,801,071    $ 8,913,919
-----------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $    21,576    $    11,281
 Investments and special funds                                            29,058         18,722
 Nuclear decommissioning trust funds                                     119,843         76,492
-----------------------------------------------------------------------------------------------
                                                                     $   170,477    $   106,495
-----------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                 $    64,948    $     8,122
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $22,000 and $30,000, respectively)      414,403        195,824
 Other accounts receivable                                                37,664         34,212
 Inventories (at average cost)
   Fuel                                                                  162,796        136,331
   Materials and supplies                                                142,782        155,921
 Prepayments                                                              12,910         10,516
-----------------------------------------------------------------------------------------------
                                                                     $   835,503    $   540,926
-----------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                   $ 1,155,482    $ 1,277,628
 Prepaid pensions                                                         81,865         54,066
 Unamortized debt expense                                                 40,936         42,876
 Other                                                                    45,257         57,068
-----------------------------------------------------------------------------------------------
                                                                     $ 1,323,540    $ 1,431,638
-----------------------------------------------------------------------------------------------
    TOTAL                                                            $11,130,591    $10,992,978
===============================================================================================


         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED BALANCE SHEET
     (DOLLARS IN THOUSANDS)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                         December 31
                                                                 -------------------------
LIABILITIES                                                          1995         1994
                                                                 -------------------------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
   145,119,875 and 144,863,447 shares outstanding, respectively  $ 1,451,199    $ 1,448,635
 Premium on common stock                                             547,799        545,825
 Common stock expense                                                (47,561)       (47,461)
 Retained earnings used in the business                            1,484,871      1,379,081
-------------------------------------------------------------------------------------------
     Total common shareholders' equity                           $ 3,436,308    $ 3,326,080
 Cumulative preferred stock                                          326,604        380,283
 Long-term debt                                                    3,756,094      3,825,296
-------------------------------------------------------------------------------------------
     Total Capitalization                                        $ 7,519,006    $ 7,531,659
-------------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                                $   128,362    $   126,076
 Other postretirement benefits                                        24,381         37,143
 Other                                                                58,424         48,707
-------------------------------------------------------------------------------------------
                                                                 $   211,167    $   211,926
-------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term borrowings                                           $    36,990    $    39,489
 Amounts due within one year
   Long-term debt                                                    119,214         19,214
   Obligations under capital leases                                  154,307        201,877
 Accounts payable                                                    165,148        147,020
 Property and general taxes                                           34,416         31,608
 Income taxes                                                              -          5,304
 Accumulated deferred income taxes                                    51,697         32,625
 Interest payable                                                     62,128         60,214
 Dividends payable                                                    81,102         82,012
 Payrolls                                                             72,164         71,958
 Fermi 2 refueling outage                                             14,342          1,267
 Other                                                               130,689         97,215
-------------------------------------------------------------------------------------------
                                                                 $   922,197    $   789,803
-------------------------------------------------------------------------------------------
DEFERRED CREDITS
 Accumulated deferred income taxes                               $ 2,052,875    $ 2,014,821
 Accumulated deferred investment tax credits                         330,085        346,379
 Other                                                                95,261         98,390
-------------------------------------------------------------------------------------------
                                                                 $ 2,478,221    $ 2,459,590
-------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 4, 9, 12 and 13)
-------------------------------------------------------------------------------------------
     Total                                                       $11,130,591    $10,992,978
===========================================================================================


         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED STATEMENT OF CASH FLOWS
     (DOLLARS IN THOUSANDS)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                                       YEAR ENDED DECEMBER 31
                                                                              -------------------------------------
                                                                                    1995         1994         1993
                                                                              -------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                  $  433,651   $  419,909   $  521,903
  Adjustments to reconcile net income to net cash from operating activities:
    Accretion income                                                             (11,041)     (13,644)     (44,130)
    Depreciation and amortization                                                500,611      476,415      432,512
    Deferred Fermi 2 depreciation, amortization and return - net                  87,018       77,363       21,929
    Deferred income taxes and investment tax credit - net                         62,523       93,287       85,574
    Fermi 2 refueling outage - net                                                13,075      (19,507)      17,856
    Steam plant impairment loss                                                   42,029            -            -
    Other                                                                          5,113      (31,091)      32,367
    Changes in current assets and liabilities:
      Customer accounts receivable and unbilled revenues                        (218,579)        (505)      10,733
      Other accounts receivable                                                   (3,452)      (7,593)      (2,247)
      Inventories                                                                (18,837)      (1,774)      33,839
      Accounts payable                                                            18,049      (13,858)      21,364
      Taxes payable                                                               (2,649)     (18,031)      (6,499)
      Interest payable                                                             1,914       (6,174)     (19,769)
      Other                                                                       31,255       (2,189)      35,350
--------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                        $  940,680   $  952,608   $1,140,782
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                            $ (453,844)  $ (366,392)  $ (396,407)
  Purchase of leased equipment                                                         -      (11,500)      (2,402)
  Nuclear decommissioning trust funds                                            (43,351)     (46,563)      (5,346)
  Non-utility investments                                                          1,865      (12,843)         182
  Other changes in current assets and liabilities                                  5,774        5,042       10,225
  Other                                                                          (32,845)     (11,537)     (19,988)
--------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                    $ (522,401)  $ (443,793)  $ (413,736)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Sale of cumulative preferred stock                                          $        -   $       -    $  200,000
  Sale of general and refunding mortgage bonds                                         -      200,000    1,510,000
  Funds received from Trustees:  Installment sales contracts
    and loan agreements                                                          201,525       50,470       76,510
  Increase (decrease) in short-term borrowings                                    (2,499)     (98,715)     109,210
  Redemption of long-term debt                                                  (220,739)    (258,034)  (2,024,289)
  Redemption of preferred and preference stock                                      (955)            -    (164,158)
  Premiums on reacquired long-term debt and preferred
    and preference stock                                                          (5,946)     (11,563)     (81,453)
  Purchase of common stock                                                             -      (59,855)            -
  Dividends on common, preferred and preference stock                           (326,239)    (331,441)    (330,775)
  Other                                                                           (6,600)      (2,626)     (20,434)
--------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                    $ (361,453)  $ (511,764)  $ (725,389)
--------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                $   56,826   $   (2,949)  $    1,657
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF THE PERIOD                $    8,122   $   11,071   $    9,414
--------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF THE PERIOD                      $   64,948   $    8,122   $   11,071
====================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                              $  274,413   $  289,375   $  346,542
  Income taxes paid                                                              230,537      183,172      233,542
  New capital lease obligations                                                   26,850        9,328       36,606
  Exchange of preferred stock for long-term debt                                  49,878            -            -


         (See accompanying Notes to Consolidated Financial Statements.)

            CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
            (DOLLARS IN THOUSANDS)
             THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES




                                          Common Stock         Premium              Retained        Total
                                     -----------------------     on      Common     Earnings       Common
                                                   $10 Par     Common     Stock    Used in the  Shareholders'
                                       Shares       Value      Stock     Expense    Business       Equity
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992         147,016,691  $1,470,167  $553,724  $(48,163)   $1,138,159     $3,113,887
 Issuance of common stock on
   conversion of convertible
   cumulative preferred stock,
   5-1/2% series                          31,227         312       242       (12)                         542
 Expense associated with preferred
   and preference stock redeemed                                                        (6,634)        (6,634)
 Net income                                                                            521,903        521,903
 Cash dividends declared
   Common stock - $2.06 per share                                                     (302,894)      (302,894)
   Cumulative preferred and
     preference stock*                                                                 (30,837)       (30,837)
 Other                                                                                     (12)           (12)
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993         147,047,918  $1,470,479  $553,966  $(48,175)   $1,319,685     $3,295,955
 Issuance of common stock on
   conversion of convertible
   cumulative preferred stock,
   5-1/2% series                          22,164         222       173        (9)                         386
 Common stock reacquired from
   Detroit Edison Savings &
   Investment Plans, August 4, 1994   (2,206,635)    (22,066)   (8,314)      723       (30,198)       (59,855)
 Net income                                                                            419,909        419,909
 Cash dividends declared
   Common stock - $2.06 per share                                                     (300,676)      (300,676)
   Cumulative preferred stock*                                                         (29,640)       (29,640)
 Other                                                                                       1              1
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994         144,863,447  $1,448,635  $545,825  $(47,461)   $1,379,081     $3,326,080
 Issuance of common stock on
   conversion of convertible
   cumulative preferred stock,
   5-1/2% series                         256,428       2,564     1,974      (100)                       4,438
 Expense associated with preferred
   stock redeemed                                                                       (1,645)        (1,645)
 Net income                                                                            433,651        433,651
 Cash dividends declared
   Common stock - $2.06 per share                                                     (298,635)      (298,635)
   Cumulative preferred stock*                                                         (27,737)       (27,737)
 Other                                                                                     156            156
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995         145,119,875  $1,451,199  $547,799  $(47,561)   $1,484,871     $3,436,308
=============================================================================================================


*At established rate for each series.







         (See accompanying Notes to Consolidated Financial Statements.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 1
SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION - DTE Energy Company ("Company") is a Michigan corporation, incorporated in 1995, and an exempt
holding company under the Public Utility Holding Company Act.   The Company has
no significant operations of its own, holding instead the stock of an electric utility and other energy-related businesses. The Detroit Edison Company ("Detroit Edison"), a public utility incorporated in Michigan since 1967, is the Company's largest operating subsidiary. Detroit Edison represents substantially all of the Company's assets.
        As a regulated public utility, Detroit Edison is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. The Company's service area includes about 13% of Michigan's total land area, and about half of its population (approximately five million people), electric energy consumption and industrial capacity.
        On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of the Company. Also on January 1, 1996, Detroit Edison declared a dividend to the Company in the form of the stock of five subsidiaries: DE Energy Services, Inc., DTE Capital Corporation, Edison Development Corporation, Syndeco Realty Corporation and UTS Systems, Inc. Accordingly, the consolidated financial statements presented herein include the financial results of operations of the Company and its wholly-owned subsidiaries as if the Company's current holding company structure form had existed in all periods shown. For the periods presented, the Company's operations and those of Detroit Edison are substantially the same.
        All significant intercompany balances and transactions have been eliminated. Investments in 50%-owned limited liability corporations, partnerships and joint ventures are accounted for using the equity method. All non-utility operating transactions are included in the section titled Other Income and (Deductions) in the Consolidated Statement of Income.
        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION AND REGULATORY ASSETS AND LIABILITIES - Detroit Edison is subject to regulation by the Michigan Public Service Commission ("MPSC") and the Federal Energy Regulatory Commission ("FERC") with respect to accounting matters and maintains its accounts in accordance with Uniform Systems of Accounts prescribed by these agencies. As a regulated entity, taking into account the cost recovery restrictions contained in the December 1988 and January 21, 1994 MPSC rate orders and the provisions of the Energy Policy Act of 1992 ("Energy Act"), Detroit Edison meets the criteria of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Detroit Edison has recorded the regulatory assets listed below. These regulatory assets are deferred costs, which are normally treated as expenses in non-regulated businesses, and are being amortized to expense as these costs are included in rates and recovered from customers. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, including regulatory assets, and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged and collected from customers. If the criteria of SFAS No. 71 are no longer met due to various factors, including deregulation of all or part of the business, a change in the method of regulation or a change in the competitive environment for the regulated services, the regulatory assets would have to be written off to expense at that time. Detroit Edison anticipates that it will continue to recover costs associated with its regulatory assets and continue to apply SFAS No. 71.
        Detroit Edison has recorded the following regulatory assets at December 31:


                                                       1995                       1994
                                                    -------------------------------------
                                                                  (Thousands)
Unamortized loss on reacquired debt                 $  124,692                 $  123,996
Recoverable income taxes                               641,361                    663,101
Other postretirement benefits                           23,221                     36,562
Fermi 2 phase-in plan                                  297,774                    390,764
Fermi 2 deferred amortization                           58,231                     52,259
United States Department of Energy
  decontamination and decommissioning                   10,203                     10,946
                                                     ---------                  ---------
Total                                               $1,155,482                 $1,277,628
                                                     =========                  =========

        At December 31, 1995 and 1994, Detroit Edison had the following regulatory liabilities: (1) $330 million and $346 million, respectively, for unamortized accumulated deferred investment tax credits, (2) $53 million and $31 million, respectively, for Fermi 2 capacity factor disallowances (see Note 3), and (3) $22 million at December 31, 1995 and 1994 for other liabilities.

TEMPORARY CASH INVESTMENTS - For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

UNAMORTIZED LOSS ON REACQUIRED DEBT - In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with refunding are amortized over the life of the replacement issue.

RECOVERABLE INCOME TAXES - See Note 6.

OTHER POSTRETIREMENT BENEFITS - See Note 13.

FERMI 2 PHASE-IN PLAN - An MPSC authorized phase-in plan, effective in
January 1988, for Fermi 2, a nuclear generating unit, provided for gradual rate increases in the early years of plant operation rather than a one-time substantial rate increase which conventional ratemaking would provide. SFAS No. 92, "Regulated Enterprises - Accounting for Phase-in Plans," permits the capitalization of costs deferred for future recovery under a phase-in plan. Accordingly, Detroit Edison recorded non-cash income of deferred depreciation and deferred return totaling $506.5 million through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues. Amortization of these deferred amounts totaled $93 million, $84.8 million and $30.9 million in 1995, 1994 and 1993, respectively.

FERMI 2 DEFERRED AMORTIZATION - The December 1988 MPSC rate order provides for Detroit Edison's February 1990 purchase of Wolverine Power Supply Cooperative, Inc.'s ("Cooperative") ownership interest in Fermi 2 for $513 million with a 19-year principal amortization and associated interest of 8%, which is the composite average of the Cooperative debt assumed by Detroit Edison at the time of the purchase. Since the straight-line amortization of the asset exceeds the revenues provided for such amortization during the first 10 years of the recovery period, Detroit Edison is recording deferred amortization, a non-cash item of income, totaling $67.2 million through 1999. For 1995, 1994 and 1993, the amounts deferred were $6 million, $7.5 million and $9 million, respectively. The deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues during the years 2000 through 2008.
UNITED STATES DEPARTMENT OF ENERGY ("DOE") DECONTAMINATION AND DECOMMISSIONING - The Energy Act provided for a fund to be established for the decommissioning and decontamination of existing DOE uranium enrichment facilities. Utilities with nuclear units are required to pay for a portion of the cost by making annual payments into the fund over a 15-year period. The law directs state regulators to treat these payments as a necessary and reasonable cost of fuel. Detroit Edison recovers these costs through the Power Supply Cost Recovery ("PSCR") Clause.
REVENUES - Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.
PROPERTY, RETIREMENT AND MAINTENANCE, DEPRECIATION AND AMORTIZATION - Utility properties are recorded at original cost less regulatory disallowances and an impairment loss. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense, and the cost of new property installed, which replaces property retired, is charged to property accounts.
The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of Fermi 2, excluding decommissioning expense, was 3.26% of average depreciable property for 1995 and 1994 and 2.63% for 1993, except for $300 million being amortized over 10 years commencing in 1989 and $513 million being amortized over 19 years
commencing in 1990.  See Note 3.    Provision for depreciation of all other
utility plant, as a percent of average depreciable property, was 3.2% for 1995 and 1994 and 3.4% for 1993.
SOFTWARE COSTS - Detroit Edison capitalizes internally developed software costs. These costs are amortized on a straight-line basis over a five-year period beginning with a project's completion.
PROPERTY TAXES - Property taxes are accrued monthly during the fiscal period of the applicable taxing authority.
INCOME TAXES - Deferred income taxes are provided for temporary differences between book and tax bases of assets or liabilities to the extent authorized by the MPSC. For federal income tax purposes, depreciation is computed using accelerated methods and shorter depreciable lives. Investment tax credits utilized which relate to utility property were deferred and are amortized over the estimated composite service life of the related property. See Note 6. ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFUDC") - AFUDC, a non-operating non-cash item, is defined in the FERC Uniform System of Accounts to include "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC involves an accounting procedure whereby the approximate interest expense and the cost of other (common, preferred and preference shareholders' equity) funds applicable to the cost of construction are transferred from the income statement to construction work in progress in the balance sheet. The cash recovery of AFUDC, as well as other costs of construction, occurs as completed projects are placed in service and related depreciation is authorized to be recovered through customer rates. Detroit Edison capitalized AFUDC at 7.66% in 1995 and 1994 and 9.65% in 1993.
ACCRETION INCOME - In 1988, Detroit Edison adopted SFAS No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs." As a result, indirect losses were recorded for Greenwood Unit No. 1 for the period that plant was not allowed in rate base (1988-1993), and for the indirect loss related to the $300 million of Fermi 2 plant costs recovered from 1989 to 1998 with no return. The net after-tax losses originally totaled $198 million based on the discounting required by SFAS No. 90. These amounts are being restored to income over the respective discount periods as Detroit Edison records a non-cash return (accretion income). The net after-tax income recorded was $7.2 million, $8.9 million and $29.5 million in 1995, 1994 and 1993, respectively. CAPITALIZATION - DISCOUNT, PREMIUM AND EXPENSE - The discount, premium and expense related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed without refunding are written off to other income and deductions. Capital stock premium and expense related to redeemed preferred and preference stock of Detroit Edison are written off against retained earnings used in the business.
FERMI 2 REFUELING OUTAGES - Detroit Edison recognizes the cost of Fermi 2 refueling outages over periods in which related revenues are recognized. Under this procedure, it records a provision for incremental costs anticipated to be incurred during the next scheduled Fermi 2 refueling outage.
See Note 2.
LEASES - See Note 9.
EMPLOYEE BENEFITS - See Note 13.

NOTE 2

FERMI 2

GENERAL - Fermi 2, a nuclear generating unit, began commercial operation in January 1988. Fermi 2 has a design electrical rating (net) of 1,139 megawatts ("MW"). However, due to certain equipment limitations, Fermi 2 is rated at 1,116 MW until modifications can be made to achieve the design rating. This unit represents approximately 27% of total assets, 10% of total operation and maintenance expenses and 9% of summer net rated capability.
        MPSC rate orders issued in April 1986, January 1987, December 1988 and January 1994 contain provisions with respect to the recovery of Fermi 2 costs. See Note 3 for a discussion of Fermi 2 rate matters and the MPSC's treatment of Fermi 2's original project costs of $4.858 billion.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


LICENSING AND OPERATION - The Nuclear Regulatory Commission ("NRC") maintains jurisdiction over the licensing and operation of Fermi 2.
        Fermi 2 was out of service in 1994 and part of 1995. On December 25, 1993, the reactor automatically shut down following a turbine-generator failure. Safety systems responded within design and regulatory specifications. The turbine suffered mechanical damage, the exciter and generator incurred mechanical and fire damage, and the condenser had some internal damage. The fire was contained in the turbine building, and there was no release of radioactive contaminants during the event. The nuclear part of the plant was not damaged.
        Major repairs were completed in 1994 and early 1995.  These repair costs are approximately $80 million for which to date Detroit Edison has received partial insurance payments of $55 million for property damage. In addition, Detroit Edison has received partial insurance payments of $74.2 million for replacement power costs through December 31, 1995.
        The unit was operating at 874 MW at the end of December 1995 and the unit's capacity factor was 51.4% for 1995. Detroit Edison is currently operating Fermi 2 without the large seventh and eighth stage turbine blades on
the three low-pressure turbines.   The new turbine shafts and blades for these
low-pressure turbines are being manufactured and will be installed during the next refueling outage in 1996.
        The expected cost of replacing the major turbine components in 1996 is between $45 million and $50 million. These costs will not be covered by insurance. These costs will be capitalized and are expected to be recovered in rates because such costs are less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December
1988 order.  See Note 3.
INSURANCE - Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). The NML and NEIL insurance policies provide $500 million of composite primary coverage (with a $1 million deductible) and $2.25 billion of excess coverage, respectively, for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. Accordingly, the combined limits provide total property damage insurance of $2.75 billion.
        Detroit Edison maintains an insurance policy with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy, which has a 21-week waiting period, provides for three years of coverage.
        Under the NML and NEIL policies, Detroit Edison could be liable for maximum retrospective assessments of up to approximately $28 million per loss if any one loss should exceed the accumulated funds available to NML or NEIL.
        As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $75.5 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 1995, there were 110 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.3 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident. Accordingly, public liability for a single nuclear incident is currently limited to approximately $8.5 billion.
DECOMMISSIONING - The NRC has jurisdiction over the decommissioning of nuclear power plants. An NRC rule requires decommissioning funding based upon a site-specific estimate or a predetermined NRC formula. Using the NRC's formula, plus an additional allowance for decommissioning the non-nuclear portion of the plant, it is estimated that the cost of decommissioning Fermi 2 when its license expires in the year 2025 is $514 million in current 1995 dollars and $3 billion in future 2025 dollars. The assumed annual inflation rate used to increase the cost to decommission is 6%, compounded annually.
        The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. The MPSC's January 1994 order includes an increase in rates for the decommissioning of Fermi 2. The FERC has approved the recovery of decommissioning expense in base rates in its June 1993 order. Detroit Edison believes that the MPSC and FERC orders will be adequate to fund the estimated cost of decommissioning using the NRC formula. See Note 3.
        Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1995, 1994 and 1993, Detroit Edison collected $32.1 million, $26.9 million and $3.7 million, respectively, from customers for decommissioning Fermi 2. Also, in 1995 and 1994, Detroit Edison collected $4.1 million and $3.3 million, respectively, from customers for low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense in the Consolidated Statement of Income and accumulated depreciation and amortization in the Consolidated Balance
Sheet. Earnings on the external decommissioning trust funds assets during 1995, 1994 and 1993 were $3.3 million, $1.3 million and $1.2 million, respectively. Earnings on the external low-level radioactive waste disposal trust funds assets were $0.6 million and $0.2 million in 1995 and 1994, respectively. Trust fund earnings are recorded as an investment with a corresponding credit to accumulated depreciation and amortization. Trust fund assets are assumed to earn an after-tax rate of return of 7%, compounded annually. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized gains of $4.6 million and $0.7 million in 1995 and 1994, respectively, were recorded as increases to the nuclear decommissioning trust funds and accumulated depreciation and amortization in the Consolidated Balance Sheet.
        During 1995 shipment of low-level radioactive waste to a permanent disposal site resumed. Detroit Edison incurred disposal costs of $5.7 million during 1995 which costs were reimbursed by the external trust funds.
        At December 31, 1995, Detroit Edison had a reserve of $91.5 million for the future decommissioning of Fermi 2 and $9.8 million for low-level radioactive waste disposal costs. These reserves are included in accumulated depreciation and amortization in the Consolidated Balance Sheet with a like amount deposited in external trust funds.
        Detroit Edison also had a reserve of $18.5 million at December 31, 1995 for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. This reserve is included in other deferred credits in the Consolidated Balance Sheet with a like amount deposited in an external trust fund. Detroit Edison estimates that the cost of decommissioning Fermi 1 in the year 2025 is $20 million in current 1995 dollars and $114 million in future 2025 dollars.

        The Financial Accounting Standards Board is reviewing the accounting for removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation.

NUCLEAR FUEL DISPOSAL COSTS - Detroit Edison has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, Detroit Edison makes quarterly payments to the DOE based upon a fee of 1 mill per kilowatthour applied to the Fermi 2 electricity generated and sold. The spent nuclear fuel disposal cost is included as a component of Detroit Edison's nuclear fuel expense. The DOE has stated that it will be unable to store spent nuclear fuel at a permanent repository until after 2010. However, the DOE and utilities with nuclear units are pursuing other interim storage options. On September 7, 1995, Detroit Edison, along with two other utilities, filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit. The petition seeks to overturn a decision of the DOE that it does not have a legal obligation to begin accepting spent nuclear fuel from nuclear utilities commencing January 31, 1998. The petition seeks to affirm that such an obligation exists and to establish court oversight of the development of a schedule by the DOE to accept spent nuclear fuel by that date. This action has been consolidated with existing litigation brought by a number of other utilities as well as a number of states. It is estimated that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2001, or until 2019 with the expansion of such storage capacity.

NOTE 3

RATE MATTERS

Detroit Edison is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs including the costs of generating facilities. MPSC orders issued in December 1988 and on January 21, 1994 are currently in effect with respect to Detroit Edison's rates and certain other revenue and operating-related matters.
        On January 21, 1994, the MPSC issued an order reducing Detroit Edison's rates in the amount of $78 million annually. The rate reduction was determined by using a 1994 test year and an overall rate of return of 7.66%, incorporating an 11% return on common equity and a capital structure comprised of 40% common equity, 55.01% long-term debt and 4.99% preferred stock. The MPSC order includes the recovery of (1) increased Fermi 2 decommissioning costs of $28.1 million annually, which includes the recovery of low-level radioactive waste disposal costs, (2) full recovery of 1994 other postretirement benefit costs plus recovery and amortization of the 1993 deferred cost (see Note 13), (3) costs associated with the return to rate base of Greenwood Unit No. 1, (4)
Fermi 2 phase-in plan revenue requirements of $70.8 million in 1994 and (5) costs associated with a three-year $41.5 million ($7.6 million in 1994, $14.9 million in 1995 and $19 million in 1996) demand-side management program. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows: Industrial-$43 million, Commercial-$24 million, Residential-$10 million and Governmental-$1 million.
The order was effective for service rendered on and after January 22, 1994 and is the subject of various appeals before the Michigan Court of Appeals. INDUSTRIAL RATES - In August 1994, Detroit Edison entered into 10-year special manufacturing contracts which were approved by the MPSC on March 23, 1995.
These contracts will lower costs for Detroit Edison's three largest customers (Chrysler Corporation, Ford Motor Company and General Motors Corporation). Annual revenue reductions will range in amounts from about $30 million in 1995 to $50 million for 1999 through 2004. Detroit Edison expects to offset these reductions by further reducing operating expenses.
FERMI 2 - The December 1988 MPSC order established, for the period January 1989 through December 2003, (1) a cap on Fermi 2 capital additions of $25 million per year, in 1988 dollars adjusted by the Consumers Price Index ("CPI"), cumulative,
(2) a cap on Fermi 2 non-fuel operation and maintenance expenses adjusted by the CPI and (3) a capacity factor performance standard based on a three-year rolling average commencing in 1991. For a capital investment of $200 million or more (in 1988 dollars adjusted by the CPI), Detroit Edison must obtain prior MPSC approval to be included in rate base.
        Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $54 million (in 1995 dollars) at December 31, 1995. Under the cap on non-fuel operation and maintenance expenses, the cumulative amount available totals $52 million (in 1995 dollars) at December 31, 1995.
        Under the capacity factor performance standard, a disallowance of net incremental replacement power cost will be imposed for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U.S. boiling water reactors or 50%. For purposes of the capacity factor performance standard, the capacity for Fermi 2 for the period 1989-1993 shall be 1,093 MW, and 1,139 MW for each year thereafter until December 31, 2003.
        As discussed in Note 2, Fermi 2 was out of service in 1994 and part of 1995 and will operate at a reduced power output until the installation of major turbine components during the next refueling outage in 1996. Therefore, the three-year rolling average capacity factor utilized in the Fermi 2 performance standard calculation will be unfavorably affected in 1994-1998. The plant's three-year rolling average capacity factor was 53.7% for 1994 and 45.4% for 1995 utilizing a capacity of 1,093 MW for 1992 and 1993 and 1,139 MW for 1994 and 1995. The three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors was 78.6% for 1994 and 81.2% for the 36-month period ending September 30, 1995.
        Detroit Edison incurred a capacity factor disallowance totaling $19.2 million for 1994. In accordance with an MPSC order, three times this amount was used to determine the net refund to customers in the 1994 PSCR reconciliation case, resulting in banked credits of $38.5 million which will reduce future capacity factor disallowance amounts owing to customers. It is estimated that a net liability in the range of $40 million to $60 million will be required for capacity factor disallowances in the period 1995-1998. At December 31, 1995, Detroit Edison had accrued $53 million (capacity factor disallowances of $91.5 million, less banked credits of $38.5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


million) for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1995-1998, based on the following assumptions:
    a. Fermi 2 three-year rolling average capacity factor of 45.4% in 1995 and an estimated 35.6% in 1996, 65.1% in 1997 and 72.6% in 1998;
    b. Estimated three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors of 80% in 1995-1998;
    c. Estimated incremental cost of replacement power of $8 per megawatthour in 1995 and increasing to $11 per megawatthour in 1998.
    In accordance with April 1986 and December 1988 MPSC rate orders, ratemaking treatment of Detroit Edison's Fermi 2 original project costs of $4.858 billion is as follows:
(1) $3.018 billion in rate base with recovery and return,
(2) $300 million amortized over 10 years with no return,
(3) $513 million amortized over 19 years with associated interest of 8% and (4) $1.027 billion disallowed and written off in 1988.
    At December 31, 1995, Detroit Edison's net plant investment in Fermi 2 was $2.9 billion ($3.9 billion less accumulated depreciation and amortization of $1 billion).
    Under the December 1988 MPSC order, if nuclear operations at Fermi 2 permanently cease, amortization in rates of the $300 million and $513 million investments in Fermi 2 would continue and the remaining net rate base investment amount shall be removed from rate base and amortized in rates, without return, over 10 years with such amortization not to exceed $290 million per year. In this event, unamortized amounts of deferred depreciation and deferred return, recorded in the Consolidated Balance Sheet under the phase-in plan prior to the removal of Fermi 2 from rate base, will continue to be amortized, with a full return on such unamortized balances, so that all amounts deferred are recovered during the period ending no later than December 31, 1998. The December 1988 and January 1994 rate orders do not address the costs of decommissioning if operations at Fermi 2 prematurely cease.
    Detroit Edison has and believes it will continue to operate under the terms of all applicable MPSC orders with no significant adverse effects as a result of any cost recovery restrictions contained therein.

NOTE 4
JOINTLY-OWNED UTILITY PLANT

Detroit Edison's portion of jointly-owned utility plant is as follows:


                                                    Ludington
                                                     Pumped
                                       Belle River  Storage
--------------------------------------------------------------------------------

  In-service date                      1984-1985     1973
  Undivided ownership interest             *          49%
  Investment (millions)                $1,028.4     $174.3
  Accumulated depreciation (millions)  $  321.6     $ 72.2

 * Detroit Edison's undivided ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1995, 75% in facilities used in common with Unit No. 2.

BELLE RIVER - The Michigan Public Power Agency ("MPPA") has an undivided ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant and is responsible for the same percentage of the plant's operation and maintenance expenses and capital improvements. Detroit Edison is obligated to provide MPPA with backup power when either unit is out of service.
   Detroit Edison was required to purchase MPPA's capacity and energy entitlement through 1994. Such purchases were 20% for 1993 and 10% for 1994. The cost for the buyback of power was based on MPPA's plant-related investment, interest costs incurred by MPPA on its original project financing plus 2.5%, and certain other costs such as depreciation and operation and maintenance expenses. Buyback payments to MPPA were $12.5 million for 1993 and $6 million for 1994.
LUDINGTON PUMPED STORAGE - Operation, maintenance and other expenses of the Ludington Pumped Storage Plant ("Ludington") are shared by Detroit
Edison and Consumers Power Company ("Consumers") in proportion to their respective interests in the plant. See Note 12.

NOTE 5

SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES

Detroit Edison has an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in $200 million of its customer accounts receivable and unbilled revenues.
   At December 31, 1994, customer accounts receivable and unbilled revenues in the Consolidated Balance Sheet were reduced by $200 million reflecting the sale. However, at December 31, 1995, customer accounts receivable and unbilled revenues increased as Detroit Edison repurchased the $200 million. Therefore at December 31, 1995, there were no sales under this agreement. All expenses associated with the program were charged to other income and (deductions) in the Consolidated Statement of Income.

NOTE 6

INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:


                                              Percent of Income Before Tax
                                              ----------------------------
                                              1995        1994       1993
--------------------------------------------------------------------------------
Statutory income tax rate                     35.0%      35.0%        35.0%
  Deferred Fermi 2 depreciation
   and return                                  3.7        3.5          1.1
  Investment tax credit                       (2.1)      (1.9)        (1.7)
  Depreciation                                 3.3        5.5          3.9
  Other - net                                 (0.4)      (3.2)        (1.6)
                                            ------------------------------------
Effective income tax rate                     39.5%      38.9%        36.7%
                                            ====================================

Components of income taxes were applicable to the following:
------------------------------------------------------------------------------


                                       1995            1994          1993
------------------------------------------------------------------------------
                                                    (Thousands)
Operating expenses
  Current                            $247,676        $195,848      $243,480
                                     --------------------------------------
  Deferred-net
    Borrowed funds component
     of AFUDC                          (1,081)         (1,081)       (1,081)
    Depreciation and amortization      75,248          52,873        74,567
    Property taxes                      4,117         (23,640)       (9,590)
    Alternative minimum tax                 -               -        28,174
    Fermi 2 capitalized labor and
     expenses                          (1,598)         (1,998)       (1,692)
    Nuclear fuel                         (298)         14,645        (1,543)
    Fermi 2 performance reserve        (4,501)        (10,850)            -
    Reacquired debt losses                253          43,162             -
    Indirect construction costs        (1,268)         (1,268)       (1,268)
    Uncollectible accounts              3,614           1,380          (700)
    Contributions in aid of
     construction                      (5,405)         (6,898)       (3,756)
    Fermi 2 refueling outage           (4,576)          6,798        (6,136)
    Shareholder value
     improvement plan                   1,170           2,244           559
    Coal contract buyouts                (164)           (401)       (1,411)
    Injuries and damages                    -          (1,071)       (5,855)
    Steam purchase reserve                  -               -        (3,850)
    Employee reorganization
     expenses                            (557)          4,200        (4,200)
    Pensions and benefits               7,808          10,130         4,925
    Steam plant impairment loss        (8,741)              -             -
    Over/under recoveries               3,923          (1,017)          298
    Inventory write-off                (5,705)          2,065             -
    Fermi 2 nonqualified
     decommissioning fund              (2,045)         (2,153)         (485)
    Ludington fish mortality           (2,947)              -             -
    Other                                (198)            515         1,260
                                     --------------------------------------
                                       57,049          87,635        68,216
                                     --------------------------------------

  Investment tax credit-net
    Utilized                                -           2,612           250
    Amortized                         (15,038)        (15,438)      (14,477)
                                     --------------------------------------
                                      (15,038)        (12,826)      (14,227)
                                     --------------------------------------
       Total                          289,687         270,657       297,469
                                     --------------------------------------
Other income and deductions
  Current                              (8,574)         (8,083)       (7,712)
  Investment tax credit-amortized      (1,256)              -             -
  Deferred-net                             41             (28)         (882)
                                     --------------------------------------
       Total                           (9,789)         (8,111)       (8,594)
                                     --------------------------------------
Disallowed plant costs and
 accretion income
  Current                             (18,372)        (18,384)      (18,405)
  Deferred-net
    Disallowed plant costs             17,863          17,863        17,863
    Accretion income                    3,864           4,773        14,604
                                     --------------------------------------
       Total                            3,355           4,252        14,062
                                     --------------------------------------
Total income taxes                   $283,253        $266,798      $302,937
                                     ======================================

        The Fermi 2 phase-in plan required Detroit Edison to record additional deferred income tax expense related to deferred depreciation totaling $33.5 million, with this amount amortized to income over the six-year period ending December 31, 1998.
        In January 1993, SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes was adopted. At January 1, 1993, an increase in accumulated deferred income tax liabilities of $740 million was recorded which represented
(a) the tax effect of temporary differences not previously recognized and (b) the recomputing of its tax liability at the current tax rate. The liability increase was offset by a regulatory asset of equal value, titled "Recoverable Income Taxes." This regulatory asset represents the future revenue recovery from customers for these taxes as they become payable, with no effect on net income. In August 1993, the Omnibus Budget Reconciliation Act of 1993 increased the federal corporate income tax rate from 34% to 35% retroactive to January 1, 1993. As a result, (1) an increase of $88.1 million in accumulated deferred income tax liabilities, offset by a corresponding increase in "Recoverable Income Taxes," and (2) an increase of $10.4 million in income tax expense were recorded.
        In 1993, the MPSC issued an order, in a generic proceeding, authorizing accounting procedures consistent with SFAS No. 109 and providing assurance that the effects of previously flowed-through tax benefits will continue to be allowed rate recovery.
        Deferred income tax assets (liabilities) are comprised of the following at December 31:


                                                        1995          1994
                                                    -----------   -----------
                                                            (Thousands)
Property                                            $(2,166,152)  $(2,070,943)
Fermi 2 deferred depreciation
  and return                                           (130,048)     (170,668)
Property taxes                                          (57,030)      (52,913)
Investment tax credit                                   178,000       187,000
Reacquired debt losses                                  (43,414)      (43,162)
Contributions in aid of construction                     41,589        36,184
Other                                                    72,483        67,056
                                                    -------------------------
                                                    $(2,104,572)  $(2,047,446)
                                                    =========================


Deferred income tax liabilities                     $(2,659,441)  $(2,566,578)
Deferred income tax assets                              554,869       519,132
                                                    -------------------------
                                                    $(2,104,572)  $(2,047,446)
                                                    =========================



        The federal income tax returns of the Company are settled through the year 1988. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1995.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 7

COMMON STOCK AND CUMULATIVE PREFERRED AND PREFERENCE STOCK
At December 31, 1995, the Company had Cumulative Preferred Stock, without par value, 5,000,000 shares authorized with 5,000,000 shares unissued.
        At December 31, 1995, Detroit Edison had Cumulative Preference Stock of $1 par value, 30,000,000 shares authorized with 30,000,000 shares unissued.
        At December 31, 1995, Detroit Edison had Cumulative Preferred Stock of $100 par value, 6,747,484 shares authorized with 1,539,827 shares unissued, and 3,351,223 shares and 3,905,470 shares outstanding at December 31, 1995 and 1994, respectively.
        Cumulative Preferred Stock outstanding at December 31 was:


                                      Date of
                                     Issuance       1995         1994
                                     --------       ----         ----
                                                        (Thousands)

CUMULATIVE PREFERRED STOCK
  5 1/2% Convertible Series,
   55,470 shares                    Oct. 1967     $      -     $  5,547
  7.68% Series, 500,000 shares      Mar. 1971       50,000       50,000
  7.45% Series, 600,000 shares      Nov. 1971       60,000       60,000
  7.36% Series, 750,000 shares      Dec. 1972       75,000       75,000
  7.75% Series, 1,001,223 and
   1,500,000 shares, respectively   Feb. 1993      100,122      150,000
  7.74% Series, 500,000 shares      Apr. 1993       50,000       50,000
  Preferred stock expense                           (8,518)     (10,264)
                                                  ---------------------
Total Cumulative Preferred Stock                  $326,604     $380,283
                                                  =====================

        On October 15, 1995, Detroit Edison redeemed the remaining outstanding 9,539 shares of 5 1/2% Series, $100 par value Convertible Cumulative Preferred Stock at a price of $100 per share plus accrued dividends. This series was convertible into shares of Detroit Edison Common Stock until the close of business on the date of the redemption. The number of shares converted during 1995, 1994 and 1993 was 45,931, 3,949 and 5,563, respectively.
        Detroit Edison's 7.68% Series, 7.45% Series and 7.36% Series Cumulative Preferred Stock are redeemable solely at the option of Detroit Edison at a per share redemption price of $101 plus accrued dividends. See Note 16.
        On August 15, 1995, Detroit Edison exchanged 1,995,108 depositary shares, each representing a one-quarter interest in a share of the Cumulative Preferred Stock, 7.75% Series, for $49,877,700 aggregate principal amount of Detroit Edison's Deeply Subordinated Quarterly Income Debt Securities ("QUIDS"), 8.50% Series. See Note 10 for further discussion on the QUIDS.
        Detroit Edison's 7.75% Series and 7.74% Series Cumulative Preferred Stock are redeemable solely at the option of Detroit Edison at a per share redemption price of $100 (equivalent to $25 per Depositary Share), plus accrued dividends, on and after April 15, 1998 and July 15, 1998, respectively.
        Apart from MPSC or FERC approval and the requirement that common, preferred and preference stock be sold for at least par value, there are no legal restrictions on the issuance of additional authorized shares of such stock by Detroit Edison.
        There are no legal restrictions on the issuance of additional authorized shares of the Company's common and preferred stock.
        In August 1994, Detroit Edison purchased 2,206,635 shares of its Common Stock at a price of $27.125 per share, totaling $59.9 million, from the trustee of the Detroit Edison Savings & Investment Plans. These shares were canceled and reverted to the status of authorized but unissued shares.


NOTE 8

SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At December 31, 1995, Detroit Edison had total short-term credit arrangements of approximately $432 million. At December 31, 1995 and December 31, 1994,
$37 million and $39.5 million, respectively, of short-term borrowings were outstanding with a weighted average interest rate of 6.2% in 1995 and 1994.
        Detroit Edison had bank lines of credit of $200 million, all of which had commitment fees in lieu of compensating balances. Commitment fees incurred in 1995 for bank lines of credit were approximately $0.3 million. Detroit Edison uses bank lines of credit to support the issuance of commercial paper and bank loans. All borrowings are at prevailing money market rates which are below the banks' prime lending rates.
        Detroit Edison has a nuclear fuel financing arrangement (heat purchase contract) with Renaissance Energy Company ("Renaissance"), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement.
At December 31, 1995, approximately $232 million was available to Detroit Edison under such Loan Agreement. See Note 9 for a discussion of Detroit Edison's heat purchase contract with Renaissance.
        Renaissance entered into five-year interest rate swap agreements, guaranteed by Detroit Edison, in December 1990, with five banks for a notional amount of $125 million. These agreements were used to reduce the potential impact of increases in interest rates on the variable rate debt by exchanging the receipt of variable rate amounts for fixed interest payments at rates ranging from 8.12% to 8.145% over the life of the agreements. The differential paid or received was recognized as an adjustment to the interest component included as part of nuclear fuel expense. In December 1995, all swap agreements expired and were not renewed.

NOTE 9

LEASES

Future minimum lease payments under long-term noncancellable leases, consisting of nuclear fuel ($170 million computed on a projected units of production basis), lake vessels ($42 million), locomotives and coal cars ($166 million), office space ($17 million) and computers, vehicles and other equipment ($5 million) at December 31, 1995 are as follows:


                (Millions)                              (Millions)
               ------------                            ------------
1996               $80            1999                    $ 40
1997                79            2000                      22
1998                51            Remaining years          128
                                                          ----
                                      Total               $400
                                                          ====

        Detroit Edison has a heat purchase contract with Renaissance which provides for the purchase by Renaissance for Detroit Edison of up to $400 million of nuclear fuel, subject to the continued availability of funds to Renaissance to purchase such fuel. Title to the nuclear fuel is held by Renaissance. Detroit Edison makes quarterly payments under the heat purchase contract based on the consumption of nuclear fuel for the generation of electricity. Renaissance's investment in nuclear fuel was $145 million and $193 million at December 31, 1995 and 1994, respectively. The decrease in 1995 from 1994 of $48 million includes additions of $6 million (purchases of $5 million and capitalized interest of $1 million) less $54 million for the amortization of nuclear fuel consumed in 1995.
        Under SFAS No. 71, amortization of Detroit Edison's leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for ratemaking purposes. For ratemaking purposes, the MPSC has treated all leases as operating leases. Net income is not affected by capitalization of leases.
        Rental expenses for both capital and operating leases were $97 million (including $67 million for nuclear fuel), $49 million (including $8 million for nuclear fuel) and $126 million (including $89 million for nuclear fuel) for 1995, 1994 and 1993, respectively.

NOTE 10

LONG-TERM DEBT

Detroit Edison's 1924 Mortgage and Deed of Trust ("Mortgage"), the lien of which covers substantially all of Detroit Edison's properties, provides for the issuance of additional bonds. At December 31, 1995, approximately $3.2 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 7% on any such additional Mortgage Bonds. An additional $1.1 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

        Long-term debt outstanding at December 31 was:


                                     Interest
                                       Rate          1995        1994
                                    ----------     --------    --------
                                                      (Thousands)
GENERAL AND REFUNDING
 MORTGAGE BONDS
  Series R, due 12/1/96                6    %   $  100,000  $  100,000
  Series S, due 10/1/98                6.4         150,000     150,000
  1990 Series A, due 3/31/20           7.904       156,975     163,254
  1990 Series B, due 3/31/16           7.904       199,836     209,352
  1990 Series C, due 3/31/14           8.357        64,961      68,380
  1992 Series D, due 8/1/02
    and 8/1/22                         7.605*      290,000     290,000
  1992 Series E, due 12/15/99          6.83         50,000      50,000
  1993 Series B, due 12/15/99          6.83         50,000      50,000
  1993 Series C, due 1/15/03
   and 1/13/23                         7.939*      225,000     225,000
  1993 Series D, due 4/1/99            6.45        100,000     100,000
  1993 Series E, due 3/15/00,
   3/17/03 and 3/15/23                 6.854*      390,000     390,000
  1993 Series G, due 5/1/97
   and 5/1/01                          5.921*      225,000     225,000
  1993 Series J, due 6/1/18            7.74        270,000     270,000
     Less: Unamortized net discount                   (143)       (182)
           Amount due within one year             (119,214)    (19,214)
                                                ----------------------
                                                $2,152,415  $2,271,590
                                                ----------------------

REMARKETED NOTES
  Secured by corresponding
   amounts of General and
   Refunding Mortgage Bonds
  1993 Series H, due 7/15/28           6.4**    $   50,000  $   50,000
  1993 Series K, due 8/15/33           4 5/8**     160,000     160,000
  1994 Series C, due 8/15/34           6.745**     200,000     200,000
     Less: Unamortized net discount                   (172)       (177)
                                                ----------------------
                                                $  409,828  $  409,823
                                                ----------------------
TAX EXEMPT REVENUE BOND
 OBLIGATIONS
  Secured by corresponding
  amounts of General and
  Refunding Mortgage Bonds
    Installment Sales Contracts,
     due 9/1/04 - 9/1/24               7.12*    $  282,155  $  302,155
     Less: Unamortized net discount                   (191)       (279)
                                                ----------------------
                                                $  281,964  $  301,876
                                                ----------------------

    Loan Agreements,
     due 7/15/08 - 9/1/25              6.657*   $  606,670  $  487,495
     Less: Unamortized net discount                    (71)        (73)
                                                ----------------------
                                                $  606,599  $  487,422
                                                ----------------------
  Unsecured
    Installment Sales Contracts,
     due 12/1/04 - 12/1/19             7.53*    $  142,060  $  314,060
                                                ----------------------
    Loan Agreements,
     due 4/15/10 - 9/1/30              5.97*    $  113,350  $   40,525
                                                ----------------------
                                                $1,143,973  $1,143,883
                                                ----------------------
DEEPLY SUBORDINATED DEBT
  Quarterly Income Debt Securities
   (QUIDS), due 9/30/25                8.50     $   49,878  $        -
                                                ----------------------
     Total Long-Term Debt                       $3,756,094  $3,825,296
                                                ======================


* Weighted average interest rate at December 31, 1995.
**Variable rate at December 31, 1995.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

        The QUIDS (see Note 7) provide that interest will be payable quarterly provided that, so long as an event of default has not occurred and is not continuing with respect to the QUIDS, Detroit Edison will have the right, upon prior notice by public announcement given in accordance with New York Stock Exchange rules at any time, to extend the interest payment period at any time and from time to time on the QUIDS for up to 20 consecutive quarterly interest payment periods. As a consequence, quarterly interest payments on the QUIDS would be deferred but would continue to accrue during any deferral period. In the event that Detroit Edison exercises this right, Detroit Edison may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during such deferral period, other than redemptions of any series of capital stock of Detroit Edison pursuant to the terms of any sinking fund provisions with respect thereto. In addition, during any deferral period, Detroit Edison may not make any advance or loan to, or purchase any securities of, or make any other investment in, any affiliate of Detroit Edison, including DTE Energy Company, for the purpose of, or to enable the payment of, directly or indirectly, dividends on any equity securities of DTE Energy Company.
        In June 1992, Detroit Edison entered into a three-year interest rate swap agreement matched to a $31 million variable rate tax exempt revenue bond. This agreement was used to reduce the potential impact of increases in interest rates on the variable rate debt by exchanging the receipt of variable rate amounts for fixed interest payments at a rate of 4.32% over the life of the agreement. The differential paid or received was recognized as an adjustment to interest expense related to the debt. In June 1995, the swap agreement expired and was not renewed.
        In 1996, 1997, 1998, 1999 and 2000, Detroit Edison's long-term debt maturities consist of $119 million, $144 million, $169 million, $219 million and $194 million, respectively.

NOTE 11

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31 are as follows:

                                           1995                    1994
                                  ---------------------------------------------
                                  Carrying       Fair       Carrying      Fair
                                   Amount       Value        Amount      Value
-------------------------------------------------------------------------------
                                                    (Thousands)
Investments and
 special funds                   $   29,058  $   29,058  $   18,722  $   18,722
Nuclear decommis-
 sioning trust funds                119,843     119,843      76,492      76,492
Sale of accounts
 receivable and
 unbilled revenues                        -           -     200,000     200,000
Cumulative preferred
 stock                              335,122     335,651     390,547     336,249
Long-term debt                    3,875,308   4,115,228   3,844,510   3,511,459
Short-term borrowings                36,990      36,990      39,489      39,489
Customer surety
 deposits                             9,885       9,885      10,870      10,870

        The investments in debt and equity securities are classified as "available for sale." The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
OTHER INVESTMENTS - The carrying amount of other investments approximates fair value.
NUCLEAR DECOMMISSIONING TRUST FUNDS - The fair value of nuclear decommissioning trust funds is estimated based on quoted market prices for securities and carrying amount for the cash equivalents.
SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES - The carrying amount approximates fair value because of the short maturity of accounts receivable and unbilled revenues pledged for sale.
CUMULATIVE PREFERRED STOCK, LONG-TERM DEBT - The fair value of Detroit Edison's preferred stock outstanding and long-term debt is estimated based on the quoted market prices where available. The fair values of all other long-term debt are estimated using discounted cash flow analysis. The discount rates used are the Company's incremental borrowing costs for similar types of securities. SHORT-TERM BORROWINGS, CUSTOMER SURETY DEPOSITS - The carrying amount approximates fair value because of the short maturity of those instruments.

NOTE 12

COMMITMENTS AND CONTINGENCIES

COMMITMENTS - Detroit Edison has entered into purchase commitments of approximately $561 million at December 31, 1995, which includes, among other things, line construction and clearance costs and the costs of major turbine components to be replaced at Fermi 2. Detroit Edison also has entered into substantial long-term fuel supply and transportation commitments.
        Detroit Edison has an Energy Purchase Agreement ("Agreement") for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through the year 2008 and electricity through June 30, 2024. Purchases of steam and electricity were $28.2 million, $24.5 million and $23.6 million for 1995, 1994 and 1993, respectively, and annual purchase commitments are approximately $32.6 million, $35 million, $36.1 million, $37.3 million and $38.5 million for 1996, 1997, 1998, 1999 and 2000, respectively.
        On October 25, 1995, the MPSC issued an order approving Detroit Edison's long-term capacity and energy purchase from Ontario Hydro. On November 27, 1995, the Michigan Attorney General filed an application for leave to appeal the order in the Michigan Court of Appeals. The purchase is for 300 MW, on a seasonal basis from mid-May through mid-September for the years 1996 through 2001. This purchase will offset a concomitant agreement to lease 312 MW, of Detroit Edison's 917 MW Ludington capacity entitlement, to the Toledo Edison Company for essentially the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase will be to provide Detroit Edison's customers with an estimated reduction in PSCR expense of $74 million which will be passed through to customers through the PSCR clause.

   CONTINGENCIES - LUDINGTON PUMPED STORAGE PLANT - In 1986, the Michigan Attorney General and the Michigan Natural Resources Commission filed a state lawsuit against Detroit Edison and Consumers as co-owners of Ludington for claimed aquatic losses. Detroit Edison is a 49% co-owner of Ludington. The suit, which alleges violations of the Michigan Environmental Protection Act and the common law for claimed aquatic losses, seeks past damages (including interest) of approximately $148 million and future damages (from the time of the filing of the lawsuit) in the amount of approximately $89,500 per day (of which 49% would be applicable to Detroit Edison).
        In October 1994, Detroit Edison and all other parties to the state action except certain Indian tribes, reached a tentative settlement. On February 28, 1995, Detroit Edison and Consumers jointly submitted to
   FERC the Ludington Pumped Storage Project Settlement Agreement - FERC
   Offer of Settlement.  In March 1995, the Circuit Court for Ingham
   County, Michigan entered an order adopting the settlement as final upon the receipt of regulatory approvals. On January 17, 1996, the FERC issued an order approving the settlement agreement. The settlement provides for damages and use of a barrier net around the plant intakes to protect fish. Also, the FERC order requires Detroit Edison and Consumers to examine new fish mortality abatement technologies, monitor local fish populations and create a scientific advisory team to review these matters. Detroit Edison is taking steps to implement the terms of the settlement and is waiving prior MPSC approval for the settlement to become effective. The net present value of Detroit Edison's portion of the settlement is estimated to be approximately $30 million which will be paid over a 24-year period, including $10 million to enhance recreational opportunities on Detroit Edison-owned and donated property. Detroit Edison has recorded a charge to other operation expense in the Consolidated Statement of Income in 1995 of $8.4 million for its share of the settlement through December 31, 1995.
        CARTER INDUSTRIALS - In January 1989, the Environmental Protection Agency ("EPA") issued an administrative order under the Comprehensive Environmental Response, Compensation and Liability Act ordering Detroit Edison and 23 other potentially responsible parties to begin removal activities at the Carter Industrials superfund site. In June 1993, a Consent Decree was entered by the U.S. District Court for the Eastern District of Michigan. Clean-up of the Carter Industrials site began in 1995 and is expected to be completed in 1996. There is the possibility that EPA may, through subsequent proceedings, require an additional clean-up of the sewer and sewer outfall emptying into the Detroit River.
   At December 1995, a remaining liability of $3.3 million is included in other deferred credits in the Consolidated Balance Sheet for completion of the Carter Industrials site clean-up costs in 1996 and the proposed clean-up of the sewer and sewer outfall.
        OTHER - The Energy Policy Act became effective in October 1992.
   While Detroit Edison is unable to predict the ultimate impact of this legislation on its operations, Detroit Edison expects that, over time, non-utility generation resources will be developed which will result in greater competition for power sales. On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking seeking comment on several proposals for encouraging more competitive electric power markets. The proposals address several fundamental issues facing the electric power industry including transmission open access, stranded costs, jurisdiction over transmission in interstate commerce including retail wheeling and over local distribution, real-time information networks and implementation of open access. Final rules are expected to be issued early in 1996.
   While Detroit Edison is unable to predict the ultimate impact of this rulemaking on its operations, Detroit Edison expects that it will result in substantially increased wholesale competition.
        In addition to the matters reported herein, the Company and its subsidiaries are involved in litigation and environmental matters dealing with the numerous aspects of their business operations. The
   Company believes that such litigation and the matters discussed above will not have a material effect on its financial position or results of operations.
        See Notes 2 and 3 for a discussion of contingencies related to Fermi 2.

   NOTE 13

   EMPLOYEE BENEFITS

   RETIREMENT PLAN - Detroit Edison has a trusteed and non-contributory defined benefit retirement plan ("Plan") covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employee's years of benefit service, average final compensation and age at retirement. Detroit Edison's policy is to fund pension cost calculated under the projected unit credit actuarial cost method, provided that this amount is at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum amount deductible for federal income tax purposes. Contributions were made to the Plan totaling $29.6 million, $45.8 million and $29.4 million for 1995, 1994 and 1993, respectively.
        Net pension cost included the following components:


                                         1995           1994         1993
                                        ------         ------       ------
                                                    (Thousands)
   Service cost - benefits
     earned during the period         $ 22,210        $ 25,146     $ 22,945
   Interest cost on projected
     benefit obligation                 78,592          75,922       74,490
   Actual return on Plan assets       (164,144)         (3,272)    (119,037)
   Net deferral and amortization:
     Deferral of net gain (loss)
      during current period             64,461         (90,069)      33,435
     Amortization of unrecog-
      nized prior service cost           5,188           3,613        3,297
     Amortization of unrecog-
      nized net asset resulting
      from initial application          (4,507)         (4,507)      (4,507)
                                      -------------------------------------
   Net pension cost                   $  1,800        $  6,833     $ 10,623
                                      =====================================

   Assumptions used in determining net pension cost are as follows:


                                       1995  1994  1993
                                       ----  ----  ----
   Discount rate                       8.0%  7.5%  8.0%
   Annual increase in future
     compensation levels               4.5   4.5   5.0
   Expected long-term rate of
     return on Plan assets             9.5   9.5   9.5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

   The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet:

                                                                   December 31
                                                          ----------------------------
                                                             1995           1994
                                                                (Thousands)
Plan assets at fair value, primarily
  equity and debt securities                             $1,170,000         $1,054,048
                                                         -----------------------------
Less actuarial present value of
  benefit obligation:
   Accumulated benefit obligation,
    including vested benefits of $966,765
    and $852,374, respectively                              991,248            872,530
   Increase in future compensation levels                   138,127            138,411
                                                         -----------------------------
   Projected benefit obligation                           1,129,375          1,010,941
                                                         -----------------------------
Plan assets in excess of projected benefit
  obligation                                                 40,625             43,107
Unrecognized net asset resulting from
  initial application                                       (28,781)           (33,288)
Unrecognized net loss                                        21,288              3,856
Unrecognized prior service cost                              48,733             40,391
                                                         -----------------------------
Asset recorded in the Consolidated Balance Sheet          $  81,865         $   54,066
                                                         =============================


     Assumptions used in determining the projected benefit obligation are as follows:




                                                                      December 31
                                                                   -----------------
                                                                   1995           1994
                                                                   ----           ----
Discount rate                                                      7.5%            8.0%
Annual increase in future compensation levels                      4.5             4.5

     The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.
     In addition to the Plan, there are several supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.
   LONG-TERM INCENTIVE COMPENSATION PLAN - The Company has adopted a long-term incentive plan ("Incentive Plan"). Under the Incentive Plan, certain key employees may be granted stock options, stock appreciation rights, restricted common stock, performance shares and performance units. In 1995, 66,500 shares of restricted common stock, valued at approximately $1.9 million, were granted to officers of Detroit Edison. Compensation cost of $571,000 in 1995 was recorded based on the award that was expected to vest and recognized over the period to which the related employee services were to be rendered. The shares for officers are restricted for a period of approximately one to four years and all shares are subject to forfeiture if specified performance measures are not met. There are no exercise prices related to these shares. During the applicable restriction period, the officer-recipient has all the voting, dividends and other rights of a record holder except that the shares are nontransferable, and non-cash distributions paid upon the shares would be subject to transfer restrictions and risk of forfeiture to the same extent as the shares themselves. All shares awarded pursuant to this program were purchased on the open market. Common stock granted under the Incentive Plan may not exceed 7.2 million shares. Performance units (which have a face amount of $1) granted under the Incentive Plan may not exceed 25 million in the aggregate. No stock options, stock appreciation rights, performance shares or performance units have been granted under this plan.
   SAVINGS & INVESTMENT PLANS - Detroit Edison has contributory defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Matching contributions were $13.7 million, $12.5 million, $10.6 million for 1995, 1994 and 1993, respectively.
   OTHER POSTRETIREMENT BENEFITS - Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison's employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.
     Effective January 1, 1993, Detroit Edison adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard required Detroit Edison to change its accounting for postretirement benefits from the pay-as-you-go (cash) basis to the accrual of such benefits during the active service periods of employees to the date they attain full eligibility for benefits. The transition obligation at the time of adoption is being amortized over 20 years. Detroit Edison's incremental cost upon adoption of the standard was $49 million for 1993 which is being deferred in accordance with the January 21, 1994 MPSC rate order. See Note 3. This amount is being amortized and recovered in rates over the estimated four-year period 1994-1997.
     Net other postretirement benefits cost included the following components:

                                                   1995          1994         1993
                                                 -----------------------------------
                                                            (Thousands)
Service cost - benefits earned
  during the period                             $ 17,295       $16,267       $15,312
Interest cost on accumulated
  postretirement benefit obligation               40,156        33,459        33,787
Actual return on assets                          (17,793)         (208)          (18)
Deferral of net gain (loss) during
  current period                                  11,368          (833)            -
Amortization of unrecognized transition
  obligation                                      20,525        20,633        21,685
                                                ------------------------------------
Net other postretirement benefits cost           $71,551       $69,318       $70,766
                                                ====================================


    Assumptions used in determining net other postretirement benefits cost are as follows:




                                                1995             1994             1993
                                              -------          -------          -------
Discount rate                                     8.0%             7.5%             8.0%
Annual increase in future compensation levels     4.5              4.5              5.0
Expected long-term rate of return on assets       8.5              9.5              9.5

        The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet:

                                                                              December 31
                                                                    -------------------------------
                                                                       1995                  1994
                                                                    --------             ----------
                                                                              (Thousands)
Actuarial present value of benefit obligation:
  Retirees                                                          $ 314,311            $ 256,370
  Fully eligible active participants                                   69,281               67,581
  Other active participants                                           168,335              140,710
                                                                    ------------------------------
Accumulated postretirement
  benefit obligation                                                  551,927              464,661
Less assets at fair value, primarily
  equity and debt securities                                          133,147               58,080
                                                                    ------------------------------
Benefit obligation in excess of assets                                418,780              406,581
Unrecognized transition obligation                                   (348,934)            (369,459)
Unrecognized net gain (loss)                                          (45,465)                  21
                                                                    ------------------------------
Liability recorded as Other
  Non-Current Liabilities in the
  Consolidated Balance Sheet                                        $  24,381            $  37,143
                                                                    ==============================


        Assumptions used in determining the accumulated benefit obligation are as follows:


                                                          December 31
                                                          -----------
                                                          1995   1994
           ----------------------------------------------------------
           Discount rate                                  7.5%   8.0%
           Annual increase in future compensation levels  4.5    4.5

        Benefit costs were calculated assuming health care cost trend rates beginning at 11.8% for 1995 and decreasing to 6% in 2008 and thereafter for persons under age 65 and decreasing from 7.2% to 6% for persons age 65 and over. For 1996, health care cost trend rates are assumed to begin at 10.5% and 6.5%, respectively, with both rates decreasing to 5.5% in 2008 and thereafter. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $8 million for 1995 and increase the accumulated benefit obligation by $69 million at December 31, 1995.

NOTE 14

NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
        The Company adopted SFAS No. 121 in the fourth quarter of 1995. As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121, Detroit Edison wrote off the remaining net book value of its steam heating plant assets. This resulted in a non-cash loss of $42 million ($32 million after-tax) or $0.22 per common share.
        Based on current market conditions, the steam heating operations continue to generate losses. Therefore, Detroit Edison will continue to review its steam heating operations to determine what actions, if any, may be necessary.
        The application of SFAS No. 121 to the electric plant and regulatory assets of Detroit Edison does not result in an impairment as of this time based on the existing MPSC and FERC regulations. However, this may change in the future as deregulation, competitive factors and restructuring take effect in the electric utility industry.

NOTE 15

SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)


                                                       1995 Quarter Ended
                                -----------------------------------------------------------------
                                 Mar. 31              June 30             Sept. 30        Dec. 31
                                --------             --------           ----------       --------
                                             (Thousands, except per share amounts)
Operating Revenues              $880,274             $855,955           $1,032,289       $867,026
Operating Income                 194,164              165,714              225,114        154,330
Net Income                       106,083               84,152              141,412         74,267
Earnings Per
  Common Share                      0.73                 0.58                 0.98           0.51


                                                       1994 Quarter Ended
                                -----------------------------------------------------------------
                                 Mar. 31              June 30             Sept. 30        Dec. 31
                                --------             --------           ----------       --------
                                             (Thousands, except per share amounts)
Operating Revenues              $899,589             $872,690             $944,389       $802,673
Operating Income                 189,319              161,832              200,298        167,946
Net Income                       105,458               79,872              116,972         87,967
Earnings Per
  Common Share                      0.72                 0.54                 0.80           0.61


        The fourth quarter of 1995 includes the write-off of the remaining net book value of Detroit Edison's steam heating plant assets when the Company adopted SFAS No. 121. This resulted in a non-cash loss of $42 million ($32 million after-tax) or $0.22 per common share. See Note 14.
        The fourth quarter of 1994 includes a decrease in operating revenues of $59 million, a decrease in operation expense of $65 million and a decrease in maintenance expense of $1 million related to a settlement agreement, with the parties intervening in the 1994 PSCR reconciliation case with the MPSC, for business interruption insurance proceeds associated with the December 25, 1993 outage at Fermi 2. See Note 2.

NOTE 16

SUBSEQUENT EVENTS (UNAUDITED)

On February 13, 1996, Detroit Edison issued $185 million of 7 5/8% Quarterly Income Debt Securities. See Note 10 for information on the right of Detroit Edison to defer payment of interest on the QUIDS and the related consequences. Also, Detroit Edison called for redemption all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series, totaling $185 million, at per share redemption prices of $101 plus accrued dividends. Such redemption will occur on March 21, 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Board of Directors, upon the recommendation of the Board's Audit Committee, appointed Deloitte & Touche LLP as independent accountants for the year 1995. The appointment was ratified by the Common Stock Shareholders at the Annual Meeting of Common Stock Shareholders held on April 24, 1995. Deloitte & Touche LLP's report on the financial statements for the year ending December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     In prior years, Price Waterhouse LLP served as independent accountants of the Company. During the Company's two fiscal years ending December 31, 1994, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such years. None of Price Waterhouse LLP's reports on the financial statements for the years ended December 31, 1994 and 1993 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is incorporated herein by reference to Items 1 and 2 - Business and Properties, "Employees and Executive Officers" on pages 23-24 hereof; information regarding compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the data under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 21 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996; and information regarding directors is incorporated herein by reference to the data under the heading "The Election of Directors" on pages 1-5 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 11 - EXECUTIVE COMPENSATION.

     Information regarding "Executive Compensation" is incorporated herein by reference to the data under the heading "Board Compensation Committee Report on Executive Compensation" on pages 8-15 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding ownership of equity securities is incorporated herein by reference to the heading "Security Ownership of Management" on page 6 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the heading "Compensation Committee Interlocks and Insider Participation" on page 15 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

           ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY
                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

     See the Company's "Items 1 and 2 - Business and Properties" (other than the paragraphs under the headings "Non-Regulated Operations" and "Executive Officers"), which is incorporated herein by this reference.


EXECUTIVE OFFICERS.                                                                      PRESENT
                                                                                         POSITION
    NAME                   AGE(a)              PRESENT POSITION                          HELD SINCE
---------------------------------------------------------------------------------------------------

John E. Lobbia ..........  54  Chairman of the Board and Chief Executive Officer        5- 1-90
Anthony F. Earley, Jr. ..  46  President and Chief Operating Officer                    3- 1-94
Larry G. Garberding .....  57  Executive Vice President and Chief Financial Officer     8- 1-90
Frank E. Agosti .........  59  Senior Vice President-Power Supply                       2- 1-90
Robert J. Buckler .......  46  Senior Vice President-Energy Marketing and              12- 1-92
                               Distribution
Douglas R. Gipson .......  48  Senior Vice President-Nuclear Generation                 4- 1-93
Gerard M. Anderson ......  37  Vice President for Non-Utility Business Ventures        12- 1-93
Susan M. Beale ..........  47  Vice President and Corporate Secretary                   3-27-95
Michael E. Champley .....  47  Vice President-Bulk Energy Sourcing and Marketing        2- 1-96
Haven E. Cockerham ......  48  Vice President-Human Resources                           6- 1-94
Ronald W. Gresens .......  62  Vice President and Controller                            5- 1-87
Leslie L. Loomans .......  52  Vice President and Treasurer                            10 -1-89
Christopher C. Nern .....  51  Vice President and General Counsel                       6- 1-93
S. Martin Taylor ........  55  Vice President-Corporate and Public Affairs             11-28-94


     (a) As of March 1, 1996

     Under Detroit Edison By-Laws, the officers of Detroit Edison are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of shareholders or until their respective successors are chosen and qualified. With the exception of Messrs. Anderson, Cockerham and Earley, all of the above officers have been employed by Detroit Edison in one or more management capacities during the past five years.

     Gerard M. Anderson was a senior engagement manager at McKinsey & Company, Inc., a management consulting firm, from 1988 to 1993. Effective December 1, 1993, he was elected Vice President of Detroit Edison.

     Haven E. Cockerham, from 1991 until 1994, was president of Cockerham, McCain & Associates, Inc., a management, business development and human resources consulting firm in Columbia, South Carolina. From 1989 to 1991, Mr. Cockerham owned Cockerham Chevrolet-Oldsmobile, an automobile dealership in Newberry, South Carolina. Prior to 1989, Mr. Cockerham was employed by General Motors in various executive positions in the human resources area. Effective June 1, 1994, he was elected Vice President-Human Resources.

     Anthony F. Earley, Jr., from 1989 to 1994, was President and Chief Operating Officer of Long Island Lighting Company ("LILCO"), an electric and gas utility company serving Long Island, New York. He previously served in various executive capacities at LILCO from 1985 to 1989. Effective March 1, 1994, he was elected President and Chief Operating Officer and a member of the Board of Directors of Detroit Edison.

ITEM 3 - LEGAL PROCEEDINGS.

     See the Company's "Item 3 - Legal Proceedings," which is incorporated herein by this reference.


ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See the Company's "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters," which is incorporated herein by this reference. Detroit Edison's By-Laws contain this same provision with respect to the Michigan Business Corporation Act. All of Detroit Edison's Common Stock is held by the Company. The level of dividends paid by Detroit Edison to the Company is periodically reviewed by Detroit Edison's Board of Directors.


ITEM 6 - SELECTED FINANCIAL DATA.

                                                                              Year Ended December 31
                                                            ---------------------------------------------------------------
                                                                1995          1994        1993        1992        1991
                                                            -----------  -----------  -----------  -----------  -----------
                                                                             (Thousands)

Operating Revenues ........................................ $ 3,635,544  $ 3,519,341  $ 3,555,211  $ 3,558,143  $ 3,591,537
Net Income ................................................ $   433,651  $   419,909  $   521,903  $   588,047  $   568,037
Net Income Available
  for Common Stock......................................... $   405,914  $   390,269  $   491,066  $   557,549  $   535,205
At year end:
Total Assets............................................... $11,130,591  $10,992,978  $11,134,879  $10,309,061  $10,463,624
Long-Term Debt
  Obligations (including capital
    leases) and Redeemable
    Preferred and Preference
    Stock Outstanding...................................... $ 4,004,247  $ 3,979,763  $ 4,007,622  $ 4,525,504  $ 4,900,020


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Company's and Detroit Edison's "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference to Part II - Item 7 of the Company.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See pages 33 through 57.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   See the Company's "Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," which is incorporated herein by this reference.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information regarding Detroit Edison's executive officers is incorporated herein by reference to "Items 1 and 2 - Business and Properties, Executive Officers." Detroit Edison's directors are the same as the Company's directors. Information regarding directors is incorporated herein by reference to the data under the heading "The Election of Directors" on pages 1-5 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 11 - EXECUTIVE COMPENSATION.

   Information regarding "Executive Compensation" is incorporated herein by reference to the data under the heading "Board Compensation Committee Report on Executive Compensation" on pages 8-15 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information regarding ownership of equity securities is incorporated herein by reference to the heading "Security Ownership of Management" on page 6 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information regarding certain relationships and related transactions is incorporated herein by reference to the heading "Compensation Committee Interlocks and Insider Participation" on page 15 of the Company's definitive proxy statement dated March 15, 1996, in connection with its Annual Meeting of Shareholders to be held on April 22, 1996.

               ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
                         AND THE DETROIT EDISON COMPANY

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Annual Report on Form 10-K.

        (1)  Consolidated financial statements.  See "Item 8 -
             Financial Statements and Supplementary Data" on page 33.

        (2) Financial statement schedules. See "Item 8 - Financial Statements and Supplementary Data" on page 33.

        (3) Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

            (i) Exhibits filed herewith.

                Exhibit
                Number
                -------
                  3-3  - Amended and Restated By-Laws, dated as of February 26,
                         1996, of DTE Energy Company.

                  3-4  - Amended and Restated By-Laws, dated as of February 26,
                         1996, of The Detroit Edison Company.

                 4-14  - Fifth Supplemental Note Indenture, dated as of
                         February 1, 1996.

                 4-15  - Supplemental Indenture, dated as of April 1, 1991, establishing the 1991 Series AP Mortgage Bonds.

                *10-1  - Detroit Edison 1996 Shareholder Value Improvement
                         Plan - A.

                *10-2  - Detroit Edison Key Employee Deferred Compensation
                         Plan (January 1990).

                *10-3  - Detroit Edison Long-Term Incentive Plan.

     Exhibit
     Number
     -------

       11-2 - DTE Energy Company and Subsidiary Companies Primary and Fully
              Diluted Earnings Per Share of Common Stock.

       12-2 - The Detroit Edison Company and Subsidiary Companies Computation of
              Ratio of Earnings to Fixed Charges.

       12-3 - The Detroit Edison Company and Subsidiary Companies Computation of
              Ratio of Earnings to Fixed Charges and Preferred and Preference Stock Dividends.

       16-1 - Letter regarding change in certifying accountant.

       23-7 - Consent of Deloitte & Touche LLP.

       23-8 - Consent of Price Waterhouse LLP.

       27-1 - Financial Data Schedule for the period ended December 31, 1995 for
              DTE Energy Company and Subsidiary Companies.

       27-2 - Financial Data Schedule for the period ended December 31, 1995 for
              The Detroit Edison Company and Subsidiary Companies.

       99-1 - The Detroit Edison Company Irrevocable Grantor Trust for The
              Detroit Edison Company Savings Reparation Plan.

       99-2 - The Detroit Edison Company Irrevocable Grantor Trust for The
              Detroit Edison Company Retirement Reparation Plan.

       99-3 - The Detroit Edison Company Irrevocable Grantor Trust for The
              Detroit Edison Company Management Supplemental Benefit Plan.

       99-4 - The Detroit Edison Company Irrevocable Grantor Trust for The
              Detroit Edison Company Benefit Equalization Plan.

       99-5 - The Detroit Edison Company Irrevocable Grantor Trust for The
              Detroit Edison Company Plan for Deferring the Payment of Directors' Fees.

      Exhibit
      Number
      -------
       99-6 - The Detroit Edison Company Irrevocable Grantor Trust for The DTE
              Energy Company Retirement Plan for Non-Employee Directors.

       99-7 - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy
              Company Plan for Deferring the Payment of Directors' Fees.

       99-8 - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy
              Company Retirement Plan for Non-Employee Directors.

   (ii) Exhibits incorporated herein by reference.

       3(a) - Restated Articles of Incorporation of Detroit Edison, as filed
              December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

       3(b) - Certificate containing resolution of the Detroit Edison Board of
              Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-134 to Form 10-Q for quarter ended March 31, 1993).

       3(c) - Certificate containing resolution of the Detroit Edison Board of
              Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-140 to Form 10-Q for quarter ended March 31, 1993).

       3(d) - Amended and Restated Articles of Incorporation of DTE Energy
              Company, dated December 13, 1995 (Exhibit 3A (3.1) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607).

       3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form
              8-B filed January 2, 1996, File No. 1-11607).

      Exhibit
      Number
      -------
       4(a) - Mortgage and Deed of Trust, dated as of October 1, 1924, between
              Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:


              September 1, 1947  Exhibit B-20 to Registration No.
                                  2-7136
              October 1, 1968    Exhibit 2-B-33 to Registration
                                  No. 2-30096
              November 15, 1971  Exhibit 2-B-38 to Registration
                                  No. 2-42160
              January 15, 1973   Exhibit 2-B-39 to Registration
                                  No. 2-46595
              June 1, 1978       Exhibit 2-B-51 to Registration
                                  No. 2-61643
              June 30, 1982      Exhibit 4-30 to Registration No.
                                  2-78941
              August 15, 1982    Exhibit 4-32 to Registration No.
                                  2-79674
              October 15, 1985   Exhibit 4-170 to Form 10-K for
                                  year ended December 31, 1994
              November 30, 1987  Exhibit 4-139 to Form 10-K for
                                  year ended December 31, 1992
              July 15, 1989      Exhibit 4-171 to Form 10-K for
                                  year ended December 31, 1994
              December 1, 1989   Exhibit 4-172 to Form 10-K for
                                  year ended December 31, 1994
              February 15, 1990  Exhibit 4-173 to Form 10-K for
                                  year ended December 31, 1994
              November 1, 1990   Exhibit 4-110 to Form 10-K for
                                   year ended December 31, 1990
              May 1, 1991        Exhibit 4-112 to Form 10-Q for
                                   quarter ended June 30, 1991
              May 15, 1991       Exhibit 4-113 to Form 10-Q for
                                   quarter ended June 30, 1991
              September 1, 1991  Exhibit 4-116 to Form 10-Q for
                                   quarter ended September 30, 1991
              November 1, 1991   Exhibit 4-119 to Form 10-K for year
                                   ended December 31, 1991

     Exhibit
     Number
     -------

                 January 15, 1992    Exhibit 4-120 to Form 10-K for
                                      year ended December 31, 1991
                 February 29, 1992   Exhibit 4-121 to Form 10-Q for
                                      quarter ended March 31, 1992
                 April 15, 1992      Exhibit 4-122 to Form 10-Q for
                                      quarter ended June 30, 1992
                 July 15, 1992       Exhibit 4-123 to Form 10-Q for
                                      quarter ended September 30, 1992
                 July 31, 1992       Exhibit 4-124 to Form 10-Q for
                                      quarter ended September 30, 1992
                 November 30, 1992   Exhibit 4-130 to Registration
                                      No. 33-56496
                 January 1, 1993     Exhibit 4-131 to Registration
                                      No. 33-56496
                 March 1, 1993       Exhibit 4-141 to Form 10-Q for
                                      quarter ended March 31, 1993
                 March 15, 1993      Exhibit 4-142 to Form 10-Q for
                                      quarter ended March 31, 1993
                 April 1, 1993       Exhibit 4-143 to Form 10-Q for
                                      quarter ended March 31, 1993
                 April 26, 1993      Exhibit 4-144 to Form 10-Q for
                                      quarter ended March 31, 1993
                 May 31, 1993        Exhibit 4-148 to Registration
                                      No. 33-64296
                 June 30, 1993       Exhibit 4-149 to Form 10-Q for
                                      quarter ended June 30, 1993
                                      (1993 Series AP)
                 June 30, 1993       Exhibit 4-150 to Form 10-Q for
                                      quarter ended June 30, 1993
                                      (1993 Series H)
                 September 15, 1993  Exhibit 4-158 to Form 10-Q for
                                      quarter ended September 30, 1993.
                 March 1, 1994       Exhibit 4-163 to Registration No.
                                      33-53207.
                 June 15, 1994       Exhibit 4-166 to Form 10-Q for
                                      quarter ended June 30, 1994.
                 August 15, 1994     Exhibit 4-168 to Form 10-Q for
                                      quarter ended September 30, 1994.
                 December 1, 1994    Exhibit 4-169 to Form 10-K for
                                      year ended December 31, 1994.
                 August 1, 1995      Exhibit 4-174 to Form 10-Q for
                                      quarter ended September 30, 1995.

      Exhibit
      Number
      -------

       4(b) - Collateral Trust Indenture (notes), dated as of June 30, 1993
              (Exhibit 4-152 to Registration No. 33-50325).

       4(c) - First Supplemental Note Indenture, dated as of June 30, 1993
              (Exhibit 4-153 to Registration No. 33-50325).

       4(d) - Second Supplemental Note Indenture, dated as of September 15, 1993
              (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

       4(e) - Third Supplemental Note Indenture, dated as of August 15, 1994
              (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

       4(f) - First Amendment, dated as of December 12, 1995, to Third
              Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

       4(g) - Fourth Supplemental Note Indenture, dated as of August 15, 1995
              (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).

       4(h) - Fifth Supplemental Indenture, dated as of February 1, 1996
              (Exhibit 4-1 to Detroit Edison Form 8-A dated March 11, 1996).

       4(i) - Standby Note Purchase Credit Facility, dated as of August 17,
              1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

      Exhibit
      Number
     -------

      *10(a) - Form of 1995 Indemnification Agreement between the Registrant and
               (1) Terence E. Adderley, (2) Lillian Bauder, (3) David Bing, (4) Anthony F. Earley, Jr., (5) Larry G. Garberding, (6) Allan D. Gilmour, (7) Theodore S. Leipprandt, (8) John E. Lobbia, (9) Patricia S. Longe, (10) Eugene A. Miller, (11) Dean E. Richardson, (12) Alan E. Schwartz, (13) William Wegner, (14) Christopher C. Arvani, (15) Susan M. Beale, (16) Elaine M. Godfrey, (17) Ronald J. Giaier, (18) Ronald W. Gresens, (19) Thomas A. Hughes, (20) Frederick S. Karwacki, (21) Leslie L. Loomans, (22) Peter A. Marquardt, (23) Christopher C. Nern, and
               (24) Albert J. Tack (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

      *10(b) - Form of Indemnification Agreement between The Detroit Edison
               Company ("Detroit Edison") and (1) Frank E. Agosti, (2) Gerard M. Anderson, (3) Robert J. Buckler, (4) Ronald W. Gresens, (5) Leslie L. Loomans, (6) S. Martin Taylor, (7) Susan M. Beale, (8) Frederick S. Karwacki, (9) Douglas R. Gipson, (10) Thomas A. Hughes, (11) Christopher C. Nern, (12) Elaine M. Godfrey, (13) Christopher C. Arvani, (14) Michael E. Champley, (15) Haven E. Cockerham, (16) Ronald J. Giaier, (17) Peter A. Marquardt, and
               (18) Albert J. Tack (Exhibit 10-41 to Detroit Edison's Form 10-Q for quarter ended June 30, 1993).

      *10(c) - The Detroit Edison Company Shareholder Value Improvement Plan -
               A, as amended and restated effective January 1, 1996 (Exhibit 3L (10-3) to DTE Energy Form 8-B dated January 2, 1996).

      *10(d) - Certain arrangements pertaining to the employment of S. Martin
               Taylor (Exhibit 10-38 to Detroit Edison's Form 10-K for year ended December 31, 1992).

      *10(e) - Certain arrangements pertaining to the employment of Anthony F.
               Earley, Jr. (Exhibit 10-53 to Detroit Edison's Form 10-Q for quarter ended March 31, 1994).

      *10(f) - Third Restatement of The Detroit Edison Company Savings
               Reparation Plan, effective as of January 1, 1996 (Exhibit 3L (10-6) to DTE Energy Form 8-B dated January 2, 1996).

      Exhibit
      Number
      -------
      *10(g) - Certain arrangements pertaining to the employment of Haven E.
               Cockerham (Exhibit 10-55 to Detroit Edison's Form 10-Q for quarter ended September 30, 1994).

      *10(h) - Third Restatement of the Retirement Reparation Plan for Certain
               Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-9) to DTE Energy Form 8-B dated January 2, 1996).

      *10(i) - Third Restatement of the Benefit Equalization Plan for Certain
               Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-10) to DTE Energy Form 8-B dated January 2,
               1996).

      *10(j) - Certain arrangements pertaining to the employment of Larry G.
               Garberding (Exhibit 28-52 to Detroit Edison's Form 10-Q for quarter ended June 30, 1990).

      *10(k) - Form of Indemnification Agreement, between Detroit Edison and (1)
               John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 19-7 to Detroit Edison's Form 10-Q for quarter ended March 31, 1992).

      *10(l) - Form of Indemnification Agreement between Detroit Edison and (1)
               Terence E. Adderley, (2) Lillian Bauder, (3) David Bing, (4) Alan
               E. Schwartz , (5) William Wegner, (6) Theodore S. Leipprandt, (7) Patricia S. Longe, (8) Eugene A. Miller, (9) Dean E. Richardson, and (10) Alan D. Gilmour (Exhibit 19-8 to Detroit Edison's Form 10-Q for quarter ended March 31, 1992).

      *10(m) - Supplemental Long Term Disability Plan, dated November 5, 1991
               (Exhibit 10-32 to Detroit Edison's Form 10-K for year ended December 31, 1991).

      *10(n) - Executive Vehicle Program, dated October 1, 1993 (Exhibit 10-47 to Detroit Edison's Form 10-Q for quarter ended September 30,
               1993).

      *10(o) - Amendment No. 1 to Executive Vehicle Plan, November 1993 (Exhibit
               10-58 to Detroit Edison's Form 10-K for year ended December 31,
               1993).

     Exhibit
     Number

      *10(p) - Certain arrangements pertaining to the employment of Gerard M.
               Anderson (Exhibit 10-40 to Detroit Edison's Form 10-K for year ended December 31, 1993).

      *10(q) - Third Restatement of The Detroit Edison Company Management
               Supplemental Benefit Plan, effective as of January 1, 1996 (Exhibit 3L (10-18) to DTE Energy Form 8-B dated January 2,
               1996).

      *10(r) - Third Restatement of The Detroit Edison Company Plan for
               Deferring the Payment of Directors' Fees (January 1, 1996) (Exhibit 3L (10-19) to DTE Energy Form 8-B dated January 2,
               1996).

      *10(s) - DTE Energy Company Retirement Plan for Non-Employee Directors
               (January 1, 1996) (Exhibit 3L (10-20) to DTE Energy Form 8-B dated January 2, 1996).

      *10(t) - DTE Energy Company Plan for Deferring the Payment of Directors'
               Fees (January 1, 1996) (Exhibit 3L (10-21) to DTE Energy Form 8-B dated January 2, 1996).

       21(a) - Subsidiaries of DTE Energy and Detroit Edison (Exhibit 3M (21) to
               DTE Energy Form 8-B dated January 2, 1996).

       99(a) - Belle River Participation Agreement between Detroit Edison and
               Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

       99(b) - Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501.)

       99(c) - 1988 Amended and Restated Loan Agreement, dated as of October 4,
               1988, between Renaissance Energy Company (an unaffiliated company) ("Renaissance") and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

     Exhibit
     Number
     -------

      99(d) - First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

      99(e) - Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

      99(f) - Third Amendment, dated as of August 31, 1994, to 1988 Amended and
              Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

      99(g) - $200,000,000 364-Day Credit Agreement, dated as of September 1,
              1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

      99(h) - First Amendment, dated as of August 31, 1994, to $200,000,000
              364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

      99(i) - $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

      99(j) - 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

     Exhibit
     Number
     -------

      99(k) - First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

      99(l) - Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

      99(m) - First Amendment, dated as of September 1, 1994, to $200,000,000
              Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

      99(n) - Master Trust Agreement ("Master Trust"), dated as of June 30,
              1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

      99(o) - First Amendment, effective as of February 1, 1995, to Master
              Trust.

      99(p) - Second Amendment, effective as of February 1, 1995 to Master
              Trust.

      99(q) - Third Amendment, effective January 1, 1996, to Master Trust.

   (b) Registrants did not file any reports on Form 8-K during the fourth quarter of 1995.

   (c) *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                Additions
                             Balance     -----------------------                Balance
                           at Beginning  Charged to  Charged to                  at End
                                of       Costs and      Other                      of
Description                   Period       Expenses  Accounts(a)  Deductions(b)  Period
-------------------------  ------------  ----------  -----------  -------------  -------

                                         (Thousands)
YEAR 1995
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $30,000      $4,849       $3,253      $(16,102)  $22,000


YEAR 1994
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $34,000     $11,585       $3,246      $(18,831)  $30,000

YEAR 1993
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $32,000     $21,953       $2,752      $(22,705)  $34,000









-------------------------------------------
(a) Collection of accounts previously written off.

(b) Uncollectible accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         DTE ENERGY COMPANY
                                                ------------------------------------
                                                            (Registrant)


By           /s/  JOHN E. LOBBIA           By         /s/  LARRY G. GARBERDING
   ------------------------------------         ------------------------------------
                John E. Lobbia                          Larry G. Garberding
            Chairman of the Board,                   Executive Vice President,
     Chief Executive Officer and Director       Chief Financial Officer and Director

By        /s/ ANTHONY F. EARLEY, JR.       By          /s/ RONALD W. GRESENS
   ------------------------------------         ------------------------------------
            Anthony F. Earley, Jr.                       Ronald W. Gresens
                  President,                       Vice President and Controller
     Chief Operating Officer and Director

By         /s/ TERENCE E. ADDERLEY         By          /s/ PATRICIA S. LONGE
   ------------------------------------         ------------------------------------
        Terence E. Adderley, Director               Patricia S. Longe, Director

By            /s/ LILLIAN BAUDER           By           /s/ EUGENE A. MILLER
   ------------------------------------         ------------------------------------
           Lillian Bauder, Director                  Eugene A. Miller, Director

By              /s/ DAVID BING             By          /s/ DEAN E. RICHARDSON
   ------------------------------------         ------------------------------------
             David Bing, Director                   Dean E. Richardson, Director

By           /s/ ALLAN D. GILMOUR          By           /s/ ALAN E. SCHWARTZ
   ------------------------------------         ------------------------------------
          Allan D. Gilmour, Director                 Alan E. Schwartz, Director

By        /s/ THEODORE S. LEIPPRANDT       By            /s/ WILLIAM WEGNER
   ------------------------------------         ------------------------------------
       Theodore S. Leipprandt, Director               William Wegner, Director

Date:  March 25, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE DETROIT EDISON COMPANY
                                                  -----------------------------
                                                            (Registrant)

By           /s/  JOHN E. LOBBIA           By         /s/  LARRY G. GARBERDING
    ------------------------------------          -----------------------------
                John E. Lobbia                          Larry G. Garberding
            Chairman of the Board,                   Executive Vice President,
     Chief Executive Officer and Director        Chief Financial Officer and Director

By        /s/ ANTHONY F. EARLEY, JR.       By          /s/ RONALD W. GRESENS
    ------------------------------------          -----------------------------
            Anthony F. Earley, Jr.                       Ronald W. Gresens
                  President,                       Vice President and Controller
     Chief Operating Officer and Director

By         /s/ TERENCE E. ADDERLEY         By          /s/ PATRICIA S. LONGE
    ------------------------------------          -----------------------------
        Terence E. Adderley, Director               Patricia S. Longe, Director

By            /s/ LILLIAN BAUDER           By           /s/ EUGENE A. MILLER
    ------------------------------------          -----------------------------
           Lillian Bauder, Director                  Eugene A. Miller, Director

By              /s/ DAVID BING             By          /s/ DEAN E. RICHARDSON
    ------------------------------------          -----------------------------
             David Bing, Director                   Dean E. Richardson, Director

By           /s/ ALLAN D. GILMOUR          By           /s/ ALAN E. SCHWARTZ
    ------------------------------------          -----------------------------
          Allan D. Gilmour, Director                 Alan E. Schwartz, Director

By        /s/ THEODORE S. LEIPPRANDT       By            /s/ WILLIAM WEGNER
    ------------------------------------          -----------------------------
       Theodore S. Leipprandt, Director               William Wegner, Director

Date:  March 25, 1996

               ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
                         AND THE DETROIT EDISON COMPANY


                                                            File Nos. 1-11607
                                                                      1-2198
                                 EXHIBIT INDEX


     Exhibit                                                       Page
     Number                                                        Number
     -------                                                       ------

     Exhibits filed herewith.

       3-3  - Amended and Restated By-Laws, dated as of
              February 26, 1996, of DTE Energy Company.

       3-4  - Amended and Restated By-Laws, dated as of
              February 26, 1996, of The Detroit Edison Company.

      4-14 - Fifth Supplemental Note Indenture, dated as of February 1, 1996.

      4-15 - Supplemental Indenture, dated as of April 1, 1991, establishing the 1991 Series AP Mortgage Bonds.

     *10-1  - Detroit Edison 1996 Shareholder Value
              Improvement Plan - A.

     *10-2  - Detroit Edison Key Employee Deferred
              Compensation Plan (January 1990).

     *10-3  - Detroit Edison Long-Term Incentive Plan.

     Exhibit                                                       Page
     Number                                                        Number
     -------                                                       ------

       11-2 - DTE Energy Company and Subsidiary Companies
              Primary and Fully Diluted Earnings Per Share of
              Common Stock.

       12-2 - The Detroit Edison Company and Subsidiary
              Companies Computation of Ratio of Earnings to
              Fixed Charges.

       12-3 - The Detroit Edison Company and Subsidiary
              Companies Computation of Ratio of Earnings to
              Fixed Charges and Preferred and Preference
              Stock Dividends.

       16-1 - Letter regarding change in certifying accountant.

       23-7 - Consent of Deloitte & Touche LLP.

       23-8 - Consent of Price Waterhouse LLP.

       27-1 - Financial Data Schedule for the period ended
              December 31, 1995 for DTE Energy Company and
              Subsidiary Companies.

       27-2 - Financial Data Schedule for the period ended
              December 31, 1995 for The Detroit Edison Company and Subsidiary Companies.

       99-1 - The Detroit Edison Company Irrevocable Grantor
              Trust for The Detroit Edison Company Savings
              Reparation Plan.

       99-2 - The Detroit Edison Company Irrevocable Grantor
              Trust for The Detroit Edison Company Retirement
              Reparation Plan.

       99-3 - The Detroit Edison Company Irrevocable Grantor
              Trust for The Detroit Edison Company Management
              Supplemental Benefit Plan.

       99-4 - The Detroit Edison Company Irrevocable Grantor
              Trust for The Detroit Edison Company Benefit
              Equalization Plan.

       99-5 - The Detroit Edison Company Irrevocable Grantor
              Trust for The Detroit Edison Company Plan for
              Deferring the Payment of Directors' Fees.

     Exhibit                                                       Page
     Number                                                        Number
     -------                                                       ------

       99-6 - The Detroit Edison Company Irrevocable Grantor
              Trust for The DTE Energy Company Retirement
              Plan for Non-Employee Directors.

       99-7 - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors' Fees.

       99-8 - DTE Energy Company Irrevocable Grantor Trust for
              The DTE Energy Company Retirement Plan for
              Non-Employee Directors.


     Exhibits incorporated herein by reference.

                                                         See Page Numbers
                                                         ____ for location of
                                                         Exhibits Incorporated
                                                         By Reference

       3(a) - Restated Articles of Incorporation of Detroit
              Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce -
              Corporation and Securities Bureau
              (Exhibit 4-117 to Form 10-Q for quarter ended
              March 31, 1993).

       3(b) - Certificate containing resolution of the Detroit
              Edison Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-134 to Form 10-Q for quarter ended March 31, 1993).

       3(c) - Certificate containing resolution of the Detroit
              Edison Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-140 to Form 10-Q for quarter ended March 31, 1993).

       3(d) - Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995
              (Exhibit 3A (3.1) to DTE Energy Form 8-B filed
              January 2, 1996, File No. 1-11607).

       3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to
              DTE Energy Form 8-B filed January 2, 1996,
              File No. 1-11607).

     Exhibit                                                         Page
     Number                                                          Number
     -------                                                         ------
       4(a) - Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison
              (File No. 1-2198) and Bankers Trust Company as
              Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:


              September 1, 1947  Exhibit B-20 to Registration No.
                                  2-7136
              October 1, 1968    Exhibit 2-B-33 to Registration
                                  No. 2-30096
              November 15, 1971  Exhibit 2-B-38 to Registration
                                  No. 2-42160
              January 15, 1973   Exhibit 2-B-39 to Registration
                                  No. 2-46595
              June 1, 1978       Exhibit 2-B-51 to Registration
                                  No. 2-61643
              June 30, 1982      Exhibit 4-30 to Registration No.
                                  2-78941
              August 15, 1982    Exhibit 4-32 to Registration No.
                                  2-79674
              October 15, 1985   Exhibit 4-170 to Form 10-K for
                                  year ended December 31, 1994
              November 30, 1987  Exhibit 4-139 to Form 10-K for
                                  year ended December 31, 1992
              July 15, 1989      Exhibit 4-171 to Form 10-K for
                                  year ended December 31, 1994
              December 1, 1989   Exhibit 4-172 to Form 10-K for
                                  year ended December 31, 1994
              February 15, 1990  Exhibit 4-173 to Form 10-K for
                                  year ended December 31, 1994
              November 1, 1990   Exhibit 4-110 to Form 10-K for
                                   year ended December 31, 1990
              May 1, 1991        Exhibit 4-112 to Form 10-Q for
                                   quarter ended June 30, 1991
              May 15, 1991       Exhibit 4-113 to Form 10-Q for
                                   quarter ended June 30, 1991
              September 1, 1991  Exhibit 4-116 to Form 10-Q for
                                   quarter ended September 30, 1991
              November 1, 1991   Exhibit 4-119 to Form 10-K for year
                                   ended December 31, 1991

     Exhibit                                                         Page
     Number                                                          Number
     -------                                                         ------

             January 15, 1992    Exhibit 4-120 to Form 10-K for
                                  year ended December 31, 1991
             February 29, 1992   Exhibit 4-121 to Form 10-Q for
                                  quarter ended March 31, 1992
             April 15, 1992      Exhibit 4-122 to Form 10-Q for
                                  quarter ended June 30, 1992
             July 15, 1992       Exhibit 4-123 to Form 10-Q for
                                  quarter ended September 30, 1992
             July 31, 1992       Exhibit 4-124 to Form 10-Q for
                                  quarter ended September 30, 1992
             November 30, 1992   Exhibit 4-130 to Registration
                                  No. 33-56496
             January 1, 1993     Exhibit 4-131 to Registration
                                  No. 33-56496
             March 1, 1993       Exhibit 4-141 to Form 10-Q for
                                  quarter ended March 31, 1993
             March 15, 1993      Exhibit 4-142 to Form 10-Q for
                                  quarter ended March 31, 1993
             April 1, 1993       Exhibit 4-143 to Form 10-Q for
                                  quarter ended March 31, 1993
             April 26, 1993      Exhibit 4-144 to Form 10-Q for
                                  quarter ended March 31, 1993
             May 31, 1993        Exhibit 4-148 to Registration
                                  No. 33-64296
             June 30, 1993       Exhibit 4-149 to Form 10-Q for
                                  quarter ended June 30, 1993
                                  (1993 Series AP)
             June 30, 1993       Exhibit 4-150 to Form 10-Q for
                                  quarter ended June 30, 1993
                                  (1993 Series H)
             September 15, 1993  Exhibit 4-158 to Form 10-Q for
                                  quarter ended September 30, 1993.
             March 1, 1994       Exhibit 4-163 to Registration No.
                                  33-53207.
             June 15, 1994       Exhibit 4-166 to Form 10-Q for
                                  quarter ended June 30, 1994.
             August 15, 1994     Exhibit 4-168 to Form 10-Q for
                                  quarter ended September 30, 1994.
             December 1, 1994    Exhibit 4-169 to Form 10-K for
                                  year ended December 31, 1994.
             August 1, 1995      Exhibit 4-174 to Form 10-Q for
                                  quarter ended September 30, 1995.

     Exhibit                                                         Page
     Number                                                          Number
     -------                                                         ------

       4(b) - Collateral Trust Indenture (notes), dated as of
              June 30, 1993 (Exhibit 4-152 to Registration
              No. 33-50325).

       4(c) - First Supplemental Note Indenture, dated as of
              June 30, 1993 (Exhibit 4-153 to Registration
              No. 33-50325).

       4(d) - Second Supplemental Note Indenture, dated as of
              September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

       4(e) - Third Supplemental Note Indenture, dated as of
              August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

       4(f) - First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration
              No. 333-00023).

       4(g) - Fourth Supplemental Note Indenture, dated as of
              August 15, 1995 (Exhibit 4-175 to Detroit Edison
              Form 10-Q for quarter ended September 30, 1995).

       4(h) - Fifth Supplemental Indenture, dated as of
              February 1, 1996 (Exhibit 4-1 to Detroit Edison
              Form 8-A dated March 11, 1996).

       4(i) - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison
              Company, Barclays Bank PLC, as Bank and
              Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

      Exhibit                                                    Page
      Number                                                     Number
      -------                                                    ------

      *10(a) - Form of 1995 Indemnification Agreement between the Registrant and (1) Terence E.
               Adderley, (2) Lillian Bauder, (3) David
               Bing, (4) Anthony F. Earley, Jr., (5)
               Larry G. Garberding, (6) Allan D.
               Gilmour, (7) Theodore S. Leipprandt, (8)
               John E. Lobbia, (9) Patricia S. Longe,
               (10) Eugene A. Miller, (11) Dean E.
               Richardson, (12) Alan E. Schwartz, (13)
               William Wegner, (14) Christopher C. Arvani,
               (15) Susan M. Beale, (16) Elaine M. Godfrey,
               (17) Ronald J. Giaier, (18) Ronald W.
               Gresens, (19) Thomas A. Hughes, (20)
               Frederick S. Karwacki, (21) Leslie L.
               Loomans, (22) Peter A. Marquardt, (23)
               Christopher C. Nern, and (24) Albert J.
               Tack (Exhibit 3L (10-1) to DTE Energy
               Company Form 8-B dated January 2, 1996).


      *10(b) - Form of Indemnification Agreement between The
               Detroit Edison Company ("Detroit Edison") and (1) Frank E. Agosti, (2) Gerard M.
               Anderson, (3) Robert J. Buckler, (4) Ronald W. Gresens, (5) Leslie L. Loomans, (6) S. Martin Taylor, (7) Susan M. Beale, (8) Frederick S. Karwacki, (9) Douglas R. Gipson, (10) Thomas A. Hughes, (11) Christopher C. Nern, (12) Elaine
               M. Godfrey, (13) Christopher C. Arvani,
               (14) Michael E. Champley, (15) Haven E.
               Cockerham, (16) Ronald J. Giaier, (17) Peter A. Marquardt, and (18) Albert J. Tack (Exhibit 10-41 to Detroit Edison's Form 10-Q for quarter ended June 30, 1993).

      *10(c) - The Detroit Edison Company Shareholder Value
               Improvement Plan - A, as amended and restated effective January 1, 1996 (Exhibit 3L (10-3) to DTE Energy Form 8-B dated January 2, 1996).

      *10(d) - Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit
               Edison's Form 10-K for year ended December 31, 1992).

      *10(e) - Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. (Exhibit 10-53 to Detroit Edison's Form 10-Q for quarter ended March 31, 1994).

      *10(f) - Third Restatement of The Detroit Edison Company
               Savings Reparation Plan, effective as of January 1, 1996 (Exhibit 3L (10-6) to DTE Energy Form 8-B dated
               January 2, 1996).

      Exhibit                                                           Page
      Number                                                            Number
      -------                                                           ------
      *10(g) - Certain arrangements pertaining to the employment of Haven E. Cockerham (Exhibit 10-55 to Detroit
               Edison's Form 10-Q for quarter ended September
               30, 1994).

      *10(h) - Third Restatement of the Retirement Reparation Plan for Certain Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-9) to DTE Energy Form 8-B dated January 2, 1996).

      *10(i) - Third Restatement of the Benefit Equalization Plan for Certain Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-10) to DTE
               Energy Form 8-B dated January 2, 1996).

      *10(j) - Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 28-52 to Detroit
               Edison's Form 10-Q for quarter ended June 30, 1990).

      *10(k) - Form of Indemnification Agreement, between Detroit
               Edison and (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 19-7 to Detroit Edison's Form 10-Q for quarter ended March 31, 1992).

      *10(l) - Form of Indemnification Agreement between Detroit
               Edison and (1) Terence E. Adderley, (2) Lillian Bauder,
               (3) David Bing, (4) Alan E. Schwartz , (5) William Wegner,
               (6) Theodore S. Leipprandt, (7) Patricia S. Longe, (8) Eugene A. Miller, (9) Dean E. Richardson, and (10) Alan
               D. Gilmour (Exhibit 19-8 to Detroit Edison's Form
               10-Q for quarter ended March 31, 1992).

      *10(m) - Supplemental Long Term Disability Plan, dated November
               5, 1991 (Exhibit 10-32 to Detroit Edison's Form 10-K for year ended December 31, 1991).

      *10(n) - Executive Vehicle Program, dated October 1, 1993 (Exhibit
               10-47 to Detroit Edison's Form 10-Q for quarter ended September 30, 1993).

      *10(o) - Amendment No. 1 to Executive Vehicle Plan, November 1993
               (Exhibit 10-58 to Detroit Edison's Form 10-K for year ended December 31, 1993).

     Exhibit                                                            Page
     Number                                                             Number
     -------                                                            ------

      *10(p) - Certain arrangements pertaining to the employment of Gerard M. Anderson (Exhibit 10-40 to Detroit
               Edison's Form 10-K for year ended December 31,
               1993).

      *10(q) - Third Restatement of The Detroit Edison Company
               Management Supplemental Benefit Plan, effective as of January 1, 1996 (Exhibit 3L (10-18) to DTE Energy Form 8-B dated January 2, 1996).

      *10(r) - Third Restatement of The Detroit Edison Company
               Plan for Deferring the Payment of Directors' Fees
               (January 1, 1996) (Exhibit 3L (10-19) to DTE Energy Form 8-B dated January 2, 1996).

      *10(s) - DTE Energy Company Retirement Plan for Non-Employee
               Directors (January 1, 1996) (Exhibit 3L (10-20) to
               DTE Energy Form 8-B dated January 2, 1996).

      *10(t) - DTE Energy Company Plan for Deferring the Payment of
               Directors' Fees (January 1, 1996) (Exhibit 3L (10-21) to DTE Energy Form 8-B dated January 2, 1996).

       21(a) - Subsidiaries of DTE Energy and Detroit Edison (Exhibit
               3M (21) to DTE Energy Form 8-B dated January 2, 1996).

       99(a) - Belle River Participation Agreement between Detroit
               Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No.
               2-81501).

       99(b) - Belle River Transmission Ownership and Operating
               Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501.)

       99(c) - 1988 Amended and Restated Loan Agreement, dated as of
               October 4, 1988, between Renaissance Energy Company (an unaffiliated company) ("Renaissance") and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

     Exhibit                                                          Page
     Number                                                           Number
     -------                                                          ------

      99(d) - First Amendment to 1988 Amended and Restated Loan
              Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to
              Registration No. 33-50325).

      99(e) - Second Amendment to 1988 Amended and Restated
              Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit
              99-8 to Registration No. 33-50325).

      99(f) - Third Amendment, dated as of August 31, 1994, to
              1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

      99(g) - $200,000,000 364-Day Credit Agreement, dated as of
              September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent
              (Exhibit 99-12 to Registration No. 33-50325).

      99(h) - First Amendment, dated as of August 31, 1994, to
              $200,000,000 364-Day Credit Agreement, dated
              September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

      99(i) - $200,000,000 Three-Year Credit Agreement, dated
              September 1, 1993, among Detroit Edison,
              Renaissance and Barclays Bank PLC, New York
              Branch, as Agent (Exhibit 99-13 to Registration
              No. 33-50325).

      99(j) - 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance
              (Exhibit 99-9 to Registration No. 33-50325).

     Exhibit                                                             Page
     Number                                                              Number
     -------                                                             ------

      99(k) - First Amendment to 1988 Amended and Restated Nuclear
              Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

      99(l) - Second Amendment, dated as of September 1, 1993, to 1988
              Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

      99(m) - First Amendment, dated as of September 1, 1994, to
              $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

      99(n) - Master Trust Agreement ("Master Trust"), dated as of
              June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

      99(o) - First Amendment, effective as of February 1, 1995, to Master Trust.

      99(p) - Second Amendment, effective as of February 1, 1995 to Master Trust.

      99(q) - Third Amendment, effective January 1, 1996, to
              Master Trust.

        (b) Registrants did not file any reports on Form 8-K during the fourth quarter of 1995.

      * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.