Form 10-Q
period 1996-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1996-05-08
CIK 936340, 28385

===============================================================================

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                      ----------------------

                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED MARCH 31, 1996



COMMISSION        REGISTRANTS; STATE OF INCORPORATION;   I.R.S. EMPLOYER
FILE NUMBER       ADDRESS; AND TELEPHONE NUMBER          IDENTIFICATION NO.
- -----------       ------------------------------         ------------------
1-11607           DTE Energy Company                     38-3217752
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-4000

1-2198            The Detroit Edison Company             38-0478650
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-8000



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days.            YES  X    NO
                                                  ---      ---
At April 30, 1996, 145,119,875 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

===============================================================================

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1996 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Quarterly Report on Form 10-Q for DTE Energy Company:
    Part I   - Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
               Item 1 -   Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .  4
                          Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . 14
                          Independent Accountants' Report . . . . . . . . . . . . . . . . . . . . . . . . 16
               Item 2 -   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 17
    Part II  - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
               Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
               Item 5 -   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Quarterly Report on Form 10-Q for The Detroit Edison Company:
    Part I   - Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
               Item 1 -   Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . 29
               Item 2 -   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 29
    Part II  - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
               Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
               Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
  Edison Company:
               Item 6 -   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . 30

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q  . . . . . . . . . . . . . . . . . . . 36
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q  . . . . . . . . . . . . . . . 37

                                  DEFINITIONS

ALJ . . . . . . . . . . . . .   Administrative Law Judge

Annual Report . . . . . . . .   1995 Annual Report to the Securities and Exchange Commission on Form 10-K for
                                DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes . . . . .   Notes to Consolidated Financial Statements appearing on pages 46 through 57 of the 1995 Annual Report to the Securities and Exchange Commission on Form 10-K
                                for DTE Energy Company and The Detroit Edison Company

CERCLA  . . . . . . . . . . .   Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980

Company . . . . . . . . . . .   DTE Energy Company and Subsidiary Companies

Detroit Edison  . . . . . . .   The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary
                                Companies

EPA . . . . . . . . . . . . .   Environmental Protection Agency

FERC  . . . . . . . . . . . .   Federal Energy Regulatory Commission

kWh . . . . . . . . . . . . .   Kilowatthour

MDEQ  . . . . . . . . . . . .   Michigan Department of Environmental Quality

MPSC  . . . . . . . . . . . .   Michigan Public Service Commission

MW  . . . . . . . . . . . . .   Megawatts

NOPR  . . . . . . . . . . . .   Notice of Proposed Rulemaking

Note(s) . . . . . . . . . . .   Note(s) to Consolidated Financial Statements (Unaudited) appearing herein

NRC . . . . . . . . . . . . .   Nuclear Regulatory Commission

PFD . . . . . . . . . . . . .   Proposal for Decision

PSCR  . . . . . . . . . . . .   Power Supply Cost Recovery

QUIDS . . . . . . . . . . . .   Quarterly Income Debt Securities

Registrant  . . . . . . . . .   Company or Detroit Edison, as the case may be

Renaissance . . . . . . . . .   Renaissance Energy Company (an unaffiliated company)

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                                      Three Months Ended             Twelve Months Ended
                                                           March 31                        March 31
                                                   -----------------------------------------------------------
                                                     1996            1995            1996            1995
                                                   -----------------------------------------------------------
OPERATING REVENUES
 Electric - System                                 $887,627        $863,048        $3,585,049      $3,440,893
 Electric - Interconnection                          11,244           7,339            54,884          33,841
 Steam and other                                     10,708           9,887            24,916          25,292
- -------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                    $909,579        $880,274        $3,664,849      $3,500,026
- -------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                            $175,667        $169,660        $  721,974      $  693,845
   Purchased power                                   23,496          35,112           121,941         108,253
   Other operation                                  151,022         137,373           648,946         618,098
 Maintenance                                         73,611          52,471           261,255         258,710
 Steam plant impairment loss                            -               -              42,029             -
 Depreciation and amortization                      132,011         125,044           507,578         485,476
 Deferred Fermi 2 amortization                       (1,120)         (1,493)           (5,599)         (7,092)
 Amortization of deferred Fermi 2 depreciation
   and return                                        25,483          23,247            95,226          86,868
 Taxes other than income                             66,761          62,645           256,057         249,204
 Income taxes                                        76,104          82,051           283,740         282,425
- -------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                    $723,035        $686,110        $2,933,147      $2,775,787
- -------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                   $186,544        $194,164        $  731,702      $  724,239
- -------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                             $    388        $    315        $    1,481          $1,556
 Other income and (deductions) - net                   (956)        (13,335)          (17,867)        (35,387)
 Income taxes                                           303           4,998             5,094          12,337
 Accretion income                                     2,327           3,014            10,354          13,013
 Income taxes - disallowed plant costs and
   accretion income                                    (686)           (929)           (3,112)         (4,037)
- -------------------------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)           $  1,376        $ (5,937)       $   (4,050)     $  (12,518)
- -------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                    $ 68,360        $ 68,424        $  275,535      $  272,242
 Amortization of debt discount, premium
   and expense                                        2,955           2,799            11,468          11,015
 Other                                                1,574           3,901             7,339          10,077
 Allowance for borrowed funds used during
   construction (credit)                               (702)           (387)           (2,584)         (2,142)
- -------------------------------------------------------------------------------------------------------------
       Net Interest Charges                        $ 72,187         $74,737        $  291,758      $  291,192
- -------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY               7,293           7,407            27,623          29,634
- -------------------------------------------------------------------------------------------------------------
NET INCOME                                         $108,440        $106,083        $  408,271      $  390,895
=============================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE             145,119,875     144,864,103       144,613,380     145,612,411
EARNINGS PER COMMON SHARE                          $   0.75        $   0.73        $     2.82      $     2.68
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK       $  0.515        $  0.515        $     2.06      $     2.06


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                             Three Months Ended    Twelve Months Ended
                                                                  March 31               March 31
                                                             --------------------------------------------
                                                              1996       1995        1996        1995
                                                             --------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                  $ 108,440   $106,083  $  408,271   $ 390,895
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                           (2,327)    (3,014)    (10,354)    (13,013)
     Depreciation and amortization                             132,011    125,044     507,578     485,476
     Deferred Fermi 2 amortization and return - net             24,363     21,754      89,627      79,776
     Deferred income taxes and investment tax credit - net      17,063     26,276      53,310     107,718
     Fermi 2 refueling outage - net                              3,258      3,800      12,533     (18,504)
     Steam plant impairment loss                                     -          -      42,029           -
     Other                                                     (21,800)   (21,889)      5,202     (35,602)
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues        1,542   (124,393)    (92,644)   (157,739)
       Other accounts receivable                                (5,508)     5,282     (14,242)      4,471
       Inventories                                              18,579     (4,876)      4,618     (31,197)
       Accounts payable                                           (270)    (7,202)     24,981      (3,118)
       Taxes payable                                            51,355     46,136       2,570      (3,125)
       Interest payable                                         14,705       (910)     17,529      (3,447)
       Other                                                   (85,602)   (72,120)     17,773       8,054
- ----------------------------------------------------------------------------------------------------------
   Net cash from operating activities                        $ 255,809   $ 99,971  $1,068,781   $ 810,645
- ----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                            $(115,759)  $(85,234) $ (484,369)  $(375,243)
 Nuclear decommissioning trust funds                           (13,687)   (11,971)    (45,067)    (38,020)
 Non-utility investments                                        (5,584)     1,461      (5,184)    (12,213)
 Other changes in current assets and liabilities                   921        853       5,842      10,697
 Other                                                              64     (1,081)    (31,696)    (13,019)
- ----------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                    $(134,045)  $(95,972) $ (560,474)  $(427,798)
- ----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                  $ 185,000   $      -  $  185,000    $200,000
 Funds received from Trustees:  Installment sales
   contracts and loan agreements                                     -          -     201,525      50,470
 Increase (decrease) in short-term borrowings                  (36,990)    98,447    (137,936)      5,515
 Redemption of long-term debt                                        -    (19,214)   (201,525)   (258,034)
 Redemption of preferred stock                                (185,000)         -    (185,955)          -
 Premiums on reacquired long-term debt
   and preferred stock                                          (1,850)         -      (7,796)    (11,563)
 Purchase of common stock                                            -          -           -     (59,855)
 Dividends on common stock                                     (74,737)   (74,606)   (298,633)   (300,681)
 Other                                                          (7,958)      (159)    (14,399)     (2,675)
- ----------------------------------------------------------------------------------------------------------
   Net cash (used for) from financing activities             $(121,535)  $  4,468  $ (459,719)  $(376,823)
- ----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                            $     229   $  8,467  $   48,588   $   6,024
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                        64,948      8,122      16,589      10,565
- ----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                               $  65,177   $ 16,589  $   65,177   $  16,589
==========================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)              $  54,557   $ 69,793  $  259,177   $ 281,685
 Income taxes paid                                                 618        240     230,915     181,155
 New capital lease obligations                                     297        327      29,356       2,741
 Exchange of preferred stock of subsidiary for long-term debt        -          -      49,878           -
==========================================================================================================


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                 DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                   ASSETS
                           (Dollars in Thousands)



                                                                      March 31    December 31
                                                                        1996         1995
                                                                    ------------  -----------
UTILITY PROPERTIES
 Plant in service                                                    $13,432,705  $13,303,992
 Less:  Accumulated depreciation and amortization                     (5,059,724)  (4,928,316)
- ---------------------------------------------------------------------------------------------
                                                                     $ 8,372,981  $ 8,375,676
 Construction work in progress                                           117,566      142,726
- ---------------------------------------------------------------------------------------------
     Net utility properties                                          $ 8,490,547  $ 8,518,402
- ---------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $100,900 and $99,633, respectively)                            $   135,430  $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $445,062 and $427,831, respectively)                               128,530      145,463
- ---------------------------------------------------------------------------------------------
     Net property under capital leases                               $   263,960  $   282,669
- ---------------------------------------------------------------------------------------------
      Total owned and leased properties                              $ 8,754,507  $ 8,801,071
- ---------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $    35,998  $    21,576
 Investments and special funds                                            34,087       29,058
 Nuclear decommissioning trust funds                                     133,530      119,843
- ---------------------------------------------------------------------------------------------
                                                                     $   203,615  $   170,477
- ---------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and temporary cash investments                                 $    65,177  $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $21,000 and $22,000, respectively)      412,861      414,403
 Other accounts receivable                                                43,172       37,664
 Inventories (at average cost)
   Fuel                                                                  142,374      162,796
   Materials and supplies                                                145,761      142,782
 Prepayments                                                              78,448       12,910
- ---------------------------------------------------------------------------------------------
                                                                     $   887,793  $   835,503
- ---------------------------------------------------------------------------------------------

DEFERRED DEBITS
 Regulatory assets                                                   $ 1,110,827  $ 1,155,482
 Prepaid pensions                                                         95,963       81,865
 Unamortized debt expense                                                 46,722       40,936
 Other                                                                    46,809       45,257
- ---------------------------------------------------------------------------------------------
                                                                     $ 1,300,321  $ 1,323,540
- ---------------------------------------------------------------------------------------------
      TOTAL                                                          $11,146,236  $11,130,591
=============================================================================================






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                 DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 LIABILITIES
                           (Dollars in Thousands)



                                                        March 31    December 31
                                                          1996         1995
                                                        ----------  -----------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
   authorized; 145,119,875 shares outstanding          $ 1,951,437  $ 1,951,437
 Retained earnings used in the business                  1,515,773    1,484,871
- -------------------------------------------------------------------------------
      Total common shareholders' equity                $ 3,467,210  $ 3,436,308
 Cumulative preferred stock of subsidiary                  144,405      326,604
 Long-term debt                                          3,921,894    3,756,094
- -------------------------------------------------------------------------------
      Total Capitalization                             $ 7,533,509  $ 7,519,006
- -------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                      $   126,130  $   128,362
 Other postretirement benefits                               5,194       24,381
 Other                                                      67,404       58,424
- -------------------------------------------------------------------------------
                                                       $   198,728  $   211,167
- -------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                 $         -  $    36,990
 Amounts due within one year
   Long-term debt                                          138,428      119,214
   Obligations under capital leases                        137,830      154,307
 Accounts payable                                          164,354      165,148
 Property and general taxes                                 25,821       34,416
 Income taxes                                               59,603            -
 Accumulated deferred income taxes                          52,916       51,697
 Interest payable                                           76,833       62,128
 Dividends payable                                          77,644       81,102
 Payrolls                                                   87,904       72,164
 Fermi 2 refueling outage                                   17,600       14,342
 Other                                                      97,813      130,689
- -------------------------------------------------------------------------------
                                                       $   936,746  $   922,197
- -------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                     $ 2,058,833  $ 2,052,875
 Accumulated deferred investment tax credits               326,322      330,085
 Other                                                      92,098       95,261
- -------------------------------------------------------------------------------
                                                       $ 2,477,253  $ 2,478,221
- -------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
- -------------------------------------------------------------------------------
      TOTAL                                            $11,146,236  $11,130,591
===============================================================================






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                 DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
      CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                           (Dollars in Thousands)




                                                                 Retained        Total
                                            Common Stock         Earnings       Common
                                       -----------------------  Used in the  Shareholders'
                                         Shares       Amount     Business       Equity
- -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995           145,119,875  $1,951,437   $1,484,871     $3,436,308

   Expense associated with subsidiary
    preferred stock redeemed                                         (2,801)        (2,801)

   Net income                                                       108,440        108,440

   Cash dividends declared on
    Common stock - $0.515 per share                                 (74,737)       (74,737)

- -------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996              145,119,875  $1,951,437   $1,515,773     $3,467,210
===========================================================================================





























   See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)




                                                 Three Months Ended    Twelve Months Ended
                                                      March 31               March 31
                                                 --------------------------------------------
                                                  1996       1995        1996        1995
                                                 --------------------------------------------
OPERATING REVENUES
 Electric - System                               $887,627   $863,048  $3,585,049  $3,440,893
 Electric - Interconnection                        11,244      7,339      54,884      33,841
 Steam                                             10,020      9,887      24,228      25,292
- --------------------------------------------------------------------------------------------
       Total Operating Revenues                  $908,891   $880,274  $3,664,161  $3,500,026
- --------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                          $175,667   $169,660  $  721,974  $  693,845
   Purchased power                                 23,496     35,112     121,941     108,253
   Other operation                                149,211    137,373     647,135     618,098
 Maintenance                                       73,611     52,471     261,255     258,710
 Steam plant impairment loss                            -          -      42,029           -
 Depreciation and amortization                    131,904    125,044     507,471     485,476
 Deferred Fermi 2 amortization                     (1,120)    (1,493)     (5,599)     (7,092)
 Amortization of deferred Fermi 2 depreciation
   and return                                      25,483     23,247      95,226      86,868
 Taxes other than income                           66,761     62,645     256,057     249,204
 Income taxes                                      76,672     82,051     284,308     282,425
- --------------------------------------------------------------------------------------------
       Total Operating Expenses                  $721,685   $686,110  $2,931,797  $2,775,787
- --------------------------------------------------------------------------------------------
OPERATING INCOME                                 $187,206   $194,164  $  732,364  $  724,239
- --------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                           $    388   $    315  $    1,481  $    1,556
 Other income and (deductions) - net               (1,613)   (13,335)    (18,524)    (35,387)
 Income taxes                                         303      4,998       5,094      12,337
 Accretion income                                   2,327      3,014      10,354      13,013
 Income taxes - disallowed plant costs and
   accretion income                                  (686)      (929)     (3,112)     (4,037)
- --------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)         $    719   $ (5,937) $   (4,707) $  (12,518)
- --------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                  $ 68,360   $ 68,424  $  275,535  $  272,242
 Amortization of debt discount, premium
   and expense                                      2,952      2,799      11,465      11,015
 Other                                              1,551      3,901       7,316      10,077
 Allowance for borrowed funds used during
   construction (credit)                             (702)      (387)     (2,584)     (2,142)
- --------------------------------------------------------------------------------------------
       Net Interest Charges                      $ 72,161   $ 74,737  $  291,732  $  291,192
- --------------------------------------------------------------------------------------------
NET INCOME                                       $115,764   $113,490  $  435,925  $  420,529
PREFERRED STOCK DIVIDENDS                           7,293      7,407      27,623      29,634
- --------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK            $108,471   $106,083  $  408,302  $  390,895
============================================================================================


Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Item 1 of the Company's report.


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                      March 31    December 31
                                                                        1996         1995
                                                                     -----------  -----------
UTILITY PROPERTIES
 Plant in service                                                    $13,432,705  $13,303,992
 Less:  Accumulated depreciation and amortization                     (5,059,724)  (4,928,316)
- ---------------------------------------------------------------------------------------------
                                                                     $ 8,372,981  $ 8,375,676
 Construction work in progress                                           117,566      142,726
- ---------------------------------------------------------------------------------------------
     Net utility properties                                          $ 8,490,547  $ 8,518,402
- ---------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $100,900 and $99,633, respectively)                            $   135,430  $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $445,062 and $427,831, respectively)                               128,530      145,463
- ---------------------------------------------------------------------------------------------
     Net property under capital leases                               $   263,960  $   282,669
- ---------------------------------------------------------------------------------------------
      Total owned and leased properties                              $ 8,754,507  $ 8,801,071
- ---------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $     7,723  $    21,576
 Investments and special funds                                            16,694       29,058
 Nuclear decommissioning trust funds                                     133,530      119,843
- ---------------------------------------------------------------------------------------------
                                                                     $   157,947  $   170,477
- ---------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and temporary cash investments                                 $    25,658  $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $21,000 and $22,000, respectively)      412,861      414,403
 Other accounts receivable                                                40,936       37,664
 Inventories (at average cost)
   Fuel                                                                  142,374      162,796
   Materials and supplies                                                145,761      142,782
 Prepayments                                                              78,300       12,910
- ---------------------------------------------------------------------------------------------
                                                                     $   845,890  $   835,503
- ---------------------------------------------------------------------------------------------

DEFERRED DEBITS
 Regulatory assets                                                   $ 1,110,827  $ 1,155,482
 Prepaid pensions                                                         95,963       81,865
 Unamortized debt expense                                                 46,624       40,936
 Other                                                                    44,133       45,257
- ---------------------------------------------------------------------------------------------
                                                                     $ 1,297,547  $ 1,323,540
- ---------------------------------------------------------------------------------------------
      TOTAL                                                          $11,055,891  $11,130,591
=============================================================================================






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                                March 31    December 31
                                                                  1996         1995
                                                                ----------  -----------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
   145,119,875 shares outstanding                              $ 1,451,199  $ 1,451,199
 Premium on common stock                                           547,799      547,799
 Common stock expense                                             (47,561)     (47,561)
 Retained earnings used in the business                          1,427,499    1,484,871
- ---------------------------------------------------------------------------------------
      Total common shareholders' equity                        $ 3,378,936  $ 3,436,308
 Cumulative preferred stock                                        144,405      326,604
 Long-term debt                                                  3,921,894    3,756,094
- ---------------------------------------------------------------------------------------
      Total Capitalization                                     $ 7,445,235  $ 7,519,006
- ---------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                              $   126,130  $   128,362
 Other postretirement benefits                                       5,194       24,381
 Other                                                              67,404       58,424
- ---------------------------------------------------------------------------------------
                                                               $   198,728  $   211,167
- ---------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                         $         -  $    36,990
 Amounts due within one year
   Long-term debt                                                  138,428      119,214
   Obligations under capital leases                                137,830      154,307
 Accounts payable                                                  157,331      165,148
 Property and general taxes                                         25,821       34,416
 Income taxes                                                       60,300            -
 Accumulated deferred income taxes                                  52,916       51,697
 Interest payable                                                   76,812       62,128
 Dividends payable                                                  82,723       81,102
 Payrolls                                                           87,856       72,164
 Fermi 2 refueling outage                                           17,600       14,342
 Other                                                              97,809      130,689
- ---------------------------------------------------------------------------------------
                                                               $   935,426  $   922,197
- ---------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                             $ 2,058,183  $ 2,052,875
 Accumulated deferred investment tax credits                       326,322      330,085
 Other                                                              91,997       95,261
- ---------------------------------------------------------------------------------------
                                                               $ 2,476,502  $ 2,478,221
- ---------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
- ---------------------------------------------------------------------------------------
      TOTAL                                                    $11,055,891  $11,130,591
=======================================================================================




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                             Three Months Ended     Twelve Months Ended
                                                                  March 31                March 31
                                                             ---------------------------------------------
                                                                 1996       1995        1996        1995
                                                             ---------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                  $ 115,764   $113,490  $  435,925   $ 420,529
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                           (2,327)    (3,014)    (10,354)    (13,013)
     Depreciation and amortization                             131,904    125,044     507,471     485,476
     Deferred Fermi 2 amortization and return - net             24,363     21,754      89,627      79,776
     Deferred income taxes and investment tax credit - net      16,935     26,276      53,182     107,718
     Fermi 2 refueling outage - net                              3,258      3,800      12,533     (18,504)
     Steam plant impairment loss                                     -          -      42,029          -
     Other                                                     (19,125)   (21,889)      7,877     (35,602)
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues        1,542   (124,393)    (92,644)   (157,739)
       Other accounts receivable                                (3,272)     5,282     (12,006)      4,471
       Inventories                                              18,579     (4,876)      4,618     (31,197)
       Accounts payable                                         (7,293)    (7,202)     17,958      (3,118)
       Taxes payable                                            52,052     46,136       3,267      (3,125)
       Interest payable                                         14,684       (910)     17,508      (3,447)
       Other                                                   (98,395)   (72,120)      4,980       8,054
- ----------------------------------------------------------------------------------------------------------
   Net cash from operating activities                        $ 248,669   $107,378  $1,081,971   $ 840,279
- ----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                            $(101,225)  $(85,234) $ (469,835)  $(375,243)
 Nuclear decommissioning trust funds                           (13,687)   (11,971)    (45,067)    (38,020)
 Non-utility investments                                             -      1,461           -     (12,213)
 Other changes in current assets and liabilities                   921        853       5,842      10,697
 Other                                                          11,369     (1,081)    (19,991)    (13,019)
- ----------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                    $(102,622)  $(95,972) $ (529,051)  $(427,798)
- ----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                  $ 185,000   $      -  $  185,000   $ 200,000
 Funds received from Trustees:  Installment sales
   contracts and loan agreements                                     -          -     201,525      50,470
 Increase (decrease) in short-term borrowings                  (36,990)    98,447    (137,936)      5,515
 Redemption of long-term debt                                        -    (19,214)   (201,525)   (258,034)
 Redemption of preferred stock                                (185,000)         -    (185,955)          -
 Premiums on reacquired long-term debt and
    preferred stock                                             (1,850)         -      (7,796)    (11,563)
 Purchase of common stock                                            -          -           -     (59,855)
 Dividends on common and preferred stock                       (85,509)   (82,013)   (329,735)   (330,315)
 Cash portion of restructuring dividend to parent              (56,510)         -     (56,510)           -
 Other                                                          (4,478)      (159)    (10,919)     (2,675)
- ----------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                    $(185,337)   $(2,939) $ (543,851)  $(406,457)
- ----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                            $ (39,290)   $ 8,467  $    9,069   $   6,024
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                        64,948      8,122      16,589      10,565
- ----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                               $  25,658    $16,589  $   25,658   $  16,589
- ----------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)              $  54,557    $69,793  $  259,177   $ 281,685
 Income taxes paid                                                 618        240     230,915     181,155
 New capital lease obligations                                     297        327      29,356       2,741
 Exchange of preferred stock for long-term debt                      -          -      49,878           -
 Non-cash portion of restructuring dividend to parent           26,716          -      26,716           -
==========================================================================================================


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)




                                          Common Stock                Premium                   Retained         Total
                                     --------------------------         on         Common       Earnings        Common
                                                     $10 Par          Common        Stock      Used in the    Shareholders'
                                     Shares            Value           Stock       Expense       Business        Equity
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995        145,119,875      $1,451,199       $547,799     $(47,561)     $1,484,871     $3,436,308

 Expense associated with preferred
   stock redeemed                                                                                    (2,801)        (2,801)

 Net income                                                                                         115,764        115,764

 Cash dividends declared
  Common stock - $0.55 per share                                                                    (79,816)       (79,816)
  Cumulative preferred stock*                                                                        (7,293)        (7,293)

 Restructuring dividend to parent                                                                   (83,226)       (83,226)
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996           145,119,875      $1,451,199       $547,799     $(47,561)     $1,427,499     $3,378,936
==========================================================================================================================


*At established rate for each series
























    See accompanying Notes to Consolidated Financial Statements (Unaudited).

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 1 - ANNUAL REPORT NOTES

     These consolidated financial statements should be read in conjunction with the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

     The preceding consolidated financial statements are unaudited, but, in the opinion of the Company and Detroit Edison, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 12 of the Annual Report Notes, in January 1989, the EPA issued an administrative order under the CERCLA ordering Detroit Edison and 23 other potentially responsible parties to begin removal activities at the Carter Industrials Superfund site. In March 1996, it was determined that the site met all applicable cleanup standards. Agreement has been reached with the EPA on an appropriate remediation for the sewers related to the operation of the Carter site. It is expected that upon completion of the sewer remediation, the Carter site will be removed from the National Priorities List.

     As discussed in Note 12 of the Annual Report Notes, in January 1996, the FERC issued an order approving the Ludington Pumped Storage Project Settlement Agreement. On February 22, 1996, with the MDEQ's issuance of the plant's National Pollutant Discharge Elimination System permit, all regulatory approvals are in place. The settlement becomes effective May 1.

NOTE 3 - EMPLOYEE BENEFITS

     As discussed in Note 13 of the Annual Report Notes, the expected long-term rate of return on retirement plan assets for pension cost determination was 9.5% for 1993, 1994 and 1995. The expected long-term rate of return assumption was changed to 9% for 1996, which will result in an increase in pension cost of $5.6 million.

     This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 16) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207 and 33-64296) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     We have reviewed the accompanying consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of March 31, 1996, and the related consolidated statements of income and of cash flows for the three-month and twelve-month periods ended March 31, 1996 and 1995, and the consolidated statements of common shareholders' equity for the three-month period ended March 31, 1996. These financial statements are the responsibility of DTE Energy Company and The Detroit Edison Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of December 31, 1995, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheets as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
May 7, 1996

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three and twelve months ended March 31, 1996, as compared to the same periods in 1995, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are not materially different.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1996, the Company's net income was $108.4 million, or $0.75 per common share, up 2.2 percent from the $106.1 million, or $0.73 per common share earned in the three months ended March 31, 1995. For the twelve months ended March 31, 1996, the Company's net income was $408.3 million, or $2.82 per common share, up 4.4 percent from the $390.9 million, or $2.68 per common share earned in the twelve months ended March 31, 1995. The increases in net income were due to increases in electricity sales and decreases in non-operating expenses, partially offset by higher operating expenses.

     At March 31, 1996, the book value of the Company's common stock was $23.83 per share, an increase of $0.21 per share or 0.9% since December 31, 1995. Return on average total common shareholders' equity was 11.8% and 11.6% for the twelve months ended March 31, 1996 and 1995, respectively.

     Detroit Edison's ratio of earnings to fixed charges was 3.22 and 3.17 for the twelve months ended March 31, 1996 and 1995, respectively. Detroit Edison's ratio of earnings to fixed charges and preferred stock dividends for the 1996 and 1995 twelve-month periods was 2.83 and 2.76, respectively.

OPERATING REVENUES
- ------------------------------------------------------------------------
Total operating revenues of the Company increased (decreased) due to the following factors:

                                                           Three   Twelve
                                                           Months  Months
                                                           ------  ------
                                                             (Millions)
        Rate Changes
         Special Manufacturing Contracts                     $ (9) $(36)
         PSCR Clause                                          (16)  (11)
                                                              ---  ----
                                                              (25)  (47)


        System sales volume and mix                            41   177
        Interconnection sales                                   4    21
        Fermi 2 capacity factor performance standard reserve    5     9
        Other - net                                             4     5
                                                              ---  ----
            Total                                             $29  $165
                                                              ===  ====


SPECIAL MANUFACTURING CONTRACTS

     In March 1995, the MPSC issued an order approving Detroit Edison's 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. In return for their long-term commitment, these companies receive a reduction in the price paid for electricity. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

PSCR CLAUSE

     The decreases in PSCR Clause revenues resulted from lower average unit costs of fuel and purchased power.

kWh SALES

     kWh sales increased as follows:


                                                  Three        Twelve
                                                  Months       Months
                                                  ------       ------
     Residential                                     6.0%         8.7%
     Commercial                                      5.0          3.5
     Industrial                                      2.2          3.0
     Other (includes primarily sales for resale)     7.9          7.0
        Total System                                 4.6          4.9
     Interconnection                                74.1         93.5
        Total                                        6.8          8.2

     The increases in residential and commercial sales reflect colder winter weather and customer growth, and for the twelve-month period, substantially warmer summer weather. Commercial sales also reflect an improvement in economic conditions.

     Increased industrial sales in the three-month period reflect strong demand in the automotive and construction sectors. The increases in industrial sales for the twelve-month period reflect higher sales to automotive, steel and other customers due to improved economic conditions.

     The increased sales to other customers reflect increased load requirements of wholesale for resale customers.

     Interconnection sales increases were due to the improved availability of energy for sale in meeting the increased demand for energy during these periods.

FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD RESERVE

     Because of a turbine-generator failure in December 1993, Fermi 2, a nuclear generating unit, was out of service in 1994 and early 1995. As a result, under the MPSC capacity factor performance standard, a disallowance of net incremental replacement power cost will be imposed in each of the years 1994-1998 for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U. S. boiling water reactors or 50%. Detroit Edison recorded a reserve for such disallowances of $31 million in 1994 and $32 million in 1995, which amounts were charged to operating revenues. For additional information, see Notes 2 and 3 in the Annual Report.

     Operating revenues have increased due to the absence of Fermi 2 reserve charges in the 1996 three-month period and due to a decrease in Fermi 2 reserve charges in the 1996 twelve-month period.

OPERATING EXPENSES
- ------------------------------------------------------------------------------
FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased) due to the following factors:


                                               Three               Twelve
                                               Months              Months
                                               ------              ------
                                                       (Millions)
      Net system output                          $ 12                $ 66
      Average unit cost                           (23)                (81)
      Fermi 2 business interruption insurance       5                  59
      Other                                         -                  (2)
                                                 ----                ----
      Total                                      $ (6)               $ 42
                                                 ====                ====


Net system output and average fuel and purchased power unit costs were as follows:


                                      Three Months       Twelve Months
                                   -----------------     --------------
                                    1996       1995       1996    1995
                                   ------     ------     ------  ------
                                    (Thousands of Megawatthours, "MWh")
     Power plant generation
        Fossil                     10,503     10,331     41,809  42,012
        Nuclear                     1,785        245      6,630     188
     Purchased power                  621      1,564      4,480   6,669
                                   ------     ------     ------  ------
     Net system output             12,909     12,140     52,919  48,869
                                   ======     ======     ======  ======

     Average unit cost ($/MWh)     $14.03     $15.79     $14.88  $16.41
                                   ======     ======     ======  ======


     Fuel and purchased power expense decreased in the three-month period due to lower average unit costs resulting from increased usage of lower cost nuclear generation and lower-cost Western low-sulfur coal, partially offset by higher net system output.

     For the twelve-month period, fuel and purchased power expense increased due to higher net system output and the prior-period receipt of Fermi 2 business interruption insurance, partially offset by lower average unit costs resulting from increased usage of lower cost nuclear generation and lower-cost Western low-sulfur coal. Fermi 2 was out of service in 1994 and early 1995 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

Three Months

     Other operation expense increased due primarily to higher major storm ($4.0 million), nuclear plant ($3.7 million), fossil plant ($3.5 million), demand side management ($2.3 million) and employee retirement plan ($1.5 million) expenses. These increases were partially offset by lower uncollectible ($1.3 million) and injuries and damages ($1.0 million) expenses, and expenses recorded in the year-earlier period for competitive sales programs ($2.9 million).

Twelve Months

     Other operation expense increased due primarily to higher major storm expenses ($15.9 million), higher incentive award expenses related to a shareholder value improvement plan ($11.2 million), demand side management expenses ($9.4 million), an increase in a reserve for the write-off of obsolete and excess stock material ($9.0 million), expenses related to the settlement of the Ludington Pumped Storage Plant fish mortality case ($8.4 million) and Electric Power Research Institute dues ($4.8 million). These increases were partially offset by lower nuclear plant ($10.5 million) and lower uncollectible ($8.9 million) expenses, and expenses recorded in the year-earlier period for service quality claims ($8.7 million).

MAINTENANCE

Three Months

     Maintenance expense increased due to higher major storm ($7.1 million), overhead and underground lines ($7.4 million), general property ($2.9 million), station maintenance ($2.6 million) and nuclear plant ($1.9 million) expenses.

Twelve Months

     Maintenance expense increased due primarily to higher major storm ($14.6 million) and overhead and underground lines ($2.3 million) expenses, partially offset by lower nuclear plant expenses ($13.8 million).

STEAM PLANT IMPAIRMENT LOSS

     As the result of continuing losses in the operation of its steam heating business, upon adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased due primarily to increases in plant in service, including internally developed software costs.

DEFERRED FERMI 2 AMORTIZATION

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

TAXES OTHER THAN INCOME TAXES

     Taxes other than income taxes increased due to higher payroll and property taxes.

INCOME TAXES

Three Months

     Income taxes decreased due to lower pretax operating income and lower prior years' federal income tax accrual.

Twelve Months

     Income taxes increased due to higher pretax operating income.

OTHER INCOME AND DEDUCTIONS

OTHER INCOME AND (DEDUCTIONS) - NET

Three Months

     Other deductions decreased due to lower promotional practices expenses ($7.8 million) and lower expenses related to the sale of accounts receivable and unbilled revenues ($2.6 million).

Twelve Months

     Other deductions decreased due to lower expenses related to the sale of accounts receivable and unbilled revenues ($9.6 million), lower promotional practices expense ($6.5 million), and a decrease in the write-off of premiums and expenses related to the portion of Detroit Edison's 1989 Series A General and Refunding Mortgage Bonds not refinanced ($3.5 million), partially offset by expenses incurred in the formation of a holding company ($3.1 million).

ACCRETION INCOME

     Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances of plant costs. The annual amount of accretion income recorded decreases each year through 1998.

INTEREST CHARGES

LONG-TERM DEBT

     Long-term debt interest charges were higher in the twelve-month period due to the issuance of QUIDS.

OTHER

     Other interest charges were lower due to lower levels of short-term borrowings.

PREFERRED STOCK DIVIDENDS OF DETROIT EDISON

     Preferred stock dividends of Detroit Edison decreased due to the exchange of a portion of Cumulative Preferred Stock 7.75% Series for QUIDS and the conversion and redemption of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

COMPETITION

THE DETROIT EDISON COMPANY

     FERC. In March 1995, the FERC issued a NOPR seeking comments on several proposals for encouraging more competitive wholesale electric power markets.

     On April 24, 1996, the FERC issued Orders 888 and 889. Order 888 requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC within 60 days of Federal Register publication (approximately July 1, 1996). By July 1,

1996, Detroit Edison is required to take transmission service for wholesale transactions under the terms and conditions of the newly-established tariff.
By December 31, 1996, Detroit Edison is also required to establish a joint transmission tariff with Consumers Power Company for coordinated joint dispatch operations. Order 888 permits the recovery of stranded costs.

     By November 1, 1996, public utilities are required by Order 889 to obtain transmission information for wholesale transactions through a system on the Internet. Public utilities must separate transmission operations and reliability functions from wholesale marketing functions.

     FERC has also issued a NOPR on Capacity Reservation Transmission Tariffs ("CRT"). The NOPR requests comment by August 1, 1996 on whether there are certain disadvantages inherent in offering transmission service on both a network and point-to-point basis and whether comparability can be better accomplished using a single different methodology. The proposed CRT approach suggests that no later than December 31, 1997, all pro forma point-to-point and network service be replaced with a single point-to-point tariff that provides for reservation-based transmission service for all jurisdictional (wholesale sales and wholesale and retail transmission) service.

     Detroit Edison is currently unable to estimate the revenue impact, if any, of these newly required tariffs and procedures.

     MPSC. The MPSC was expected to take action with respect to a report on economic development recommendations for Michigan electric and gas reform. On April 12, 1996, the MPSC issued a "Scheduling Order" which requires Detroit Edison and Consumers Power Company to file "applications" by May 15, 1996. These applications are to contain proposals that address the recommendation of Michigan Governor Engler and the Michigan Jobs Commission to "allow new industrial/commercial electrical load to be negotiated directly from the generator and wheeled over 'common' transmission." The MPSC emphasizes in its order "that this is the first step toward consideration of the recommendations made by the Michigan Jobs Commission. Further proceedings for both electric and gas utilities may be ordered as necessary for consideration of all relevant issues."

     Detroit Edison is continuing to address its competitive status and the needs of its customers by entering into long-term (10 years) service contracts with large commercial and industrial customers. Such contracts must be approved by the MPSC prior to implementation. In addition, Detroit Edison has also filed an application with the MPSC requesting ex parte approval of an industrial process heat rider. This rider will replace two existing riders that will expire at the end of 1996. Customers who elect this service agree to retain Detroit Edison as their supplier for 10 years. The new proposed tariff provides for prices at or below the current rate levels.

     NRC. The NRC has issued an advance NOPR on amending its regulations relating to financial assurance requirements for the decommissioning of nuclear power plants.

The NRC believes that potential deregulation of the power generating industry has created uncertainty with respect to decommissioning funds not contemplated when the NRC's current financial assurance requirements were promulgated. The NRC is considering amendments which would:

   (1) require that electric utility reactor licensees provide assurance that the full estimated cost of decommissioning will be available through an acceptable guarantee mechanism if the licensees are no longer subject to rate regulation by State public utility commissions or FERC, and do not have a guaranteed source of income,

   (2) allow licensees to assume a positive real rate of return on decommissioning funds during the safe storage period, and

   (3)  establish periodic reporting requirements.

     Detroit Edison has established external trust funds for decommissioning costs and believes that current provisions are adequate for decommissioning. For further information on decommissioning, see Note 2 in the Annual Report.

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities increased due to changes in current assets and liabilities, primarily as a result of the 1995 repurchase of $150 million of customer accounts receivable and unbilled revenues and higher net income before non-cash charges.

     Net cash used for investing activities was higher due to increased plant and equipment expenditures.

     Net cash used for financing activities was higher due to decreases in short-term borrowings and the cash portion of a restructuring dividend to the Company.

ADDITIONAL INFORMATION

     On February 13, 1996, Detroit Edison issued $185 million of 7-5/8% QUIDS. On March 21, 1996, the proceeds of this issue were used to redeem all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series, totaling $185 million, at per share redemption prices of $101 plus accrued dividends.

     On May 6 and 7, 1996, Detroit Edison purchased a total of $34 million of General and Refunding Mortgage Bonds on the open market, consisting of $16 million of 8.24% 1993 Series C, $1 million of 8.25% 1993 Series C and $17 million of 7.74% 1993 Series J. These bonds will be submitted to the trustee for cancellation.

     Detroit Edison's 1996 cash requirements for its capital expenditure program are estimated at $482 million, of which $100 million had been expended as of March 31, 1996.

     Detroit Edison's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Expenditures for 1996 non-regulated investments are estimated to range from $100 million to $200 million of which $15 million had been expended as of March 31, 1996.

     The Company had short-term credit arrangements of approximately $662 million at March 31, 1996, under which no borrowings were outstanding. Of the total amount, $200 million represents a DTE Capital Corporation Revolving Credit Agreement, backed by a Support Agreement from the Company. The remaining $462 million results from Detroit Edison arrangements.

CAPITALIZATION

     The Company's capital structure as of March 31, 1996 was 46.0% common shareholders' equity, 1.9% cumulative preferred stock of subsidiary and 52.1% long-term debt as compared to 45.7%, 4.3% and 50.0%, respectively, at December 31, 1995.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     As discussed in Part I, Item 3 - Legal Proceedings of the Annual Report, the amortized costs of Detroit Edison's abandoned Greenwood Unit Nos. 2 and 3 were the subject of pending appeals. By stipulation of the parties to these proceedings, all appeals have been dismissed.

ITEM 5 - OTHER INFORMATION.

     As discussed in Part 1, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission" of the Annual Report, in December 1995, the MPSC approved a partial settlement agreement resolving most of the issues regarding the 1994 PSCR reconciliation and the Fermi 2 capacity factor performance standard disallowance for 1994. A final MPSC order was issued on April 10, 1996 which resolved all outstanding contested issues. As a result of the order, no additional refunds to customers will be required.

     On March 29, 1996, Detroit Edison submitted its 1995 PSCR reconciliation filing with the MPSC. Detroit Edison is proposing to carry its 1995 PSCR under-recovery of approximately $14.8 million forward to its 1996 PSCR reconciliation rather than collect the under-recovery from customers at this time. If Detroit Edison's proposal is adopted, the under-recovery would be banked to offset future Fermi 2 power plant performance standard disallowances.

     On April 26, 1996, an MPSC ALJ issued his PFD in the Detroit Edison PSCR Plan for 1996. The ALJ adopted the adjustment proposed by the Michigan Attorney General to reduce 1996 PSCR expenses by $8.3 million because of lost fuel efficiency at Fermi 2 while the unit is operated at a reduced power output until the installation of major turbine components during a scheduled refueling and maintenance outage in September 1996.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report, the MPSC has been considering the propriety of retail wheeling programs. Detroit Edison proposed to implement the MPSC's experimental program in 2004, and the MPSC Staff proposed an implementation date in 1998. On March 29, 1996, an MPSC ALJ issued a PFD finding a capacity need and recommending immediate implementation of the retail wheeling experiment. The PFD did not recommend that competitive capacity solicitation be undertaken at this time. Exceptions to the PFD have been filed and Detroit Edison awaits the final order of the MPSC.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report, on March 1, 1996, MascoTech Forming Technologies, Inc., a Detroit Edison industrial customer currently purchasing approximately 25 MW of electricity annually (with the potential for an additional 6 MW annually), petitioned the MPSC to establish a "cost based fair and pro-competitive transportation rate" for its new and existing electric load. A March 19, 1996 Detroit Edison motion to dismiss asserting that the MPSC lacks jurisdiction to establish the requested rate is currently under advisement. The Michigan Attorney General has been permitted to intervene and another public utility has been denied intervention. Pending resolution of the motion to dismiss, hearings have been scheduled for June 24, 1996.

     As discussed in Part I - Items 1 and 2 - Business and Properties, "Environmental Matters - Waste and Toxic Substances" of the Annual Report, the Michigan Environmental Response Act ("Act 307") gives the MDEQ authority to list sites of environmental contamination and bring about environmental clean-ups within the State of Michigan. A portion of the Monroe Power Plant site was listed on the MDEQ Act 307 list. On April 1, 1996, Detroit Edison received a request from the MDEQ, acting as an agent for the EPA, for voluntary access (under section 104(e) of the federal CERCLA) to a portion of the Monroe Power Plant property which included the former City of Monroe Landfill. The purpose of the access is to conduct an integrated assessment to determine whether the property should remain active in the Federal Superfund process toward possible inclusion on the National Priorities List. Detroit Edison is presently working with the MDEQ to provide the access based on an appropriate sampling plan. At this time, it is unknown what impact, if any, this situation will have upon Detroit Edison.

     On April 4, 1996, Detroit Edison received from the EPA a general notice of potential liability and request for information on its involvement with the Ramona Park Landfill Site in Utica, Michigan. Detroit Edison is presently examining its records and it is unknown what impact, if any, this situation will have.

                       QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

     See pages 4 through 15.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     See the Company's and Detroit Edison's "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     See the Company's "Item 1 - Legal Proceedings," which is incorporated herein by this reference.

ITEM 5 - OTHER INFORMATION.

     William R. Roller, an employee of Detroit Edison for in excess of five years, was elected Vice President - Power Generation effective April 22, 1996.

     See the Company's "Item 5 - Other Information" which is incorporated herein by this reference.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i)  Exhibits filed herewith.

         Exhibit
         Number

         4-176 - Support Agreement, dated as of March 8, 1996, between the Company and Detroit Edison.

         10-4  - Amended and Restated Savings Reparation Plan.

         11-3 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-1 - Awareness Letter of Deloitte & Touche LLP regarding their report dated May 7, 1996.

         27-3  - Financial Data Schedule for the period ended March
                 31, 1996 for the Company.

         27-4  - Financial Data Schedule for the period ended March
                 31, 1996 for Detroit Edison.

         99-9  - Credit Agreement, dated as of March 1, 1996 among DTE
                 Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.

         99-10 - Fourth Amendment, dated as of March 8, 1996, to 1988
                 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

         99-11 - Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

         Exhibit
         Number
         ------

         99-12 - Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

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

         3(e)  - Agreement and Plan of Exchange (Exhibit 1(2) to DTE
                 Energy Form 8-B filed January 2, 1996, File No. 1-11607).

         3(f) - Amended and Restated By-Laws, dated as of February 26, 1996, of the Company (Exhibit 3-3 to Form 10-K for year ended December 31, 1995).

         3(g) - Amended and Restated By-Laws, dated as of February 26, 1996, of Detroit Edison (Exhibit 3-4 to Form 10-K for year ended December 31, 1995).

         Exhibit
         Number

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

                November 30, 1987 Exhibit 4-139 to Form 10-K for year ended
                                   December 31, 1992
                July 15, 1989     Exhibit 4-171 to Form 10-K for year ended
                                   December 31, 1994
                December 1, 1989  Exhibit 4-172 to Form 10-K for year ended
                                   December 31, 1994
                February 15, 1990 Exhibit 4-173 to Form 10-K for year ended
                                   December 31, 1994
                November 1, 1990  Exhibit 4-110 to Form 10-K for year ended
                                   December 31, 1990
                April 1, 1991     Exhibit 4-15 to Form 10-K for year ended
                                   December 31, 1995
                May 1, 1991       Exhibit 4-112 to Form 10-Q for quarter ended
                                   June 30, 1991
                May 15, 1991      Exhibit 4-113 to Form 10-Q for quarter ended
                                   June 30, 1991
                September 1, 1991 Exhibit 4-116 to Form 10-Q for quarter ended
                                   September 30, 1991
                November 1, 1991  Exhibit 4-119 to Form 10-K for year ended
                                   December 31, 1991
                January 15, 1992  Exhibit 4-120 to Form 10-K for year ended
                                   December 31, 1991
                February 29, 1992 Exhibit 4-121 to Form 10-Q for quarter ended
                                   March 31, 1992
                April 15, 1992    Exhibit 4-122 to Form 10-Q for quarter ended
                                   June 30, 1992
                July 15, 1992     Exhibit 4-123 to Form 10-Q for quarter ended
                                   September 30, 1992

Exhibit
Number
- -------

                July 31, 1992     Exhibit 4-124 to Form 10-Q for quarter ended
                                    September 30, 1992
                November 30, 1992 Exhibit 4-130 to Registration No. 33-56496
                January 1, 1993   Exhibit 4-131 to Registration No. 33-56496
                March 1, 1993     Exhibit 4-141 to Form 10-Q for quarter ended
                                    March 31, 1993
                March 15, 1993    Exhibit 4-142 to Form 10-Q for quarter ended
                                    March 31, 1993
                April 1, 1993     Exhibit 4-143 to Form 10-Q for quarter ended
                                    March 31, 1993
                April 26, 1993    Exhibit 4-144 to Form 10-Q for quarter ended
                                    March 31, 1993
                May 31, 1993      Exhibit 4-148 to Registration No. 33-64296
                June 30, 1993     Exhibit 4-149 to Form 10-Q for quarter ended
                                    June 30, 1993 (1993 Series AP)
                June 30, 1993     Exhibit 4-150 to Form 10-Q for quarter ended
                                    June 30, 1993 (1993 Series H)
                September 15, 1993Exhibit 4-158 to Form 10-Q for quarter ended
                                    September 30, 1993
                March 1, 1994     Exhibit 4-163 to Registration No. 33-53207
                June 15, 1994     Exhibit 4-166 to Form 10-Q for quarter ended
                                    June 30, 1994
                August 15, 1994   Exhibit 4-168 to Form 10-Q for quarter ended
                                    September 30, 1994
                December 1, 1994  Exhibit 4-169 to Form 10-K for year ended
                                    December 31, 1994
                August 1, 1995    Exhibit 4-174 to Form 10-Q for quarter ended
                                    September 30, 1995.

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

Exhibit
Number
- -------

   4(f) - First Amendment, dated as of December 12, 1995, to Third
          Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).


   4(g) - Fourth Supplemental Note Indenture, dated as of August 15,
          1995 (Exhibit 4-175 to Form 10-Q for quarter ended September
          30, 1995).

   4(h) - Fifth Supplemental Note Indenture, dated as of February 1,
          1996 (Exhibit 4-14 to Form 10-K for year ended December 31,
          1995).

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

  99(b) - Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

  99(c) - 1988 Amended and Restated Loan Agreement, dated as of October 4,
          1988, between Detroit Edison and Renaissance (Exhibit 99-6 to Registration No. 33-50325).

  99(d) - First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

  99(e) - Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

  99(f) - $200,000,000 364-Day Credit Agreement, dated as of September 1,
          1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

Exhibit
Number
- -------

  99(g)  -    First Amendment, dated as of August 31, 1994, to $200,000,000
              364-Day Credit Agreement, dated September 1, 1993, among Detroit
              Edison, Renaissance, the Banks party thereto and Barclays Bank,
              PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

  99(h)  -    $200,000,000 Three-Year Credit Agreement, dated September 1,
              1993, among Detroit Edison, Renaissance and Barclays Bank PLC,
              New York Branch, as Agent (Exhibit 99-13 to Registration No.
              33-50325).

  99(i)  -    First Amendment, dated as of September 1, 1994, to $200,000,000
              Three-Year Credit Agreement, dated as of September 1, 1993, among
              Detroit Edison, Renaissance, the Banks party thereto and Barclays
              Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

  99(j)  -    1988 Amended and Restated Nuclear Fuel Heat Purchase Contract,
              dated October 4, 1988, between Detroit Edison and Renaissance
              (Exhibit 99-9 to Registration No. 33-50325).

  99(k)  -    First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract, dated as of February 1, 1990, between Detroit
              Edison and Renaissance (Exhibit 99-10 to Registration No.
              33-50325).

  99(l)  -    Second Amendment to 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract dated as of September 1, 1993, between Detroit
              Edison and Renaissance (Exhibit 99-11 to Registration No.
              33-50325).

  99(m)  -    Third Amendment, dated as of August 31, 1994, to 1988 Amended and
              Restated Nuclear Fuel Heat Purchase Contract, dated October 4,
              1988, between Detroit Edison and Renaissance (Exhibit 99-21 to
              Form 10-Q for quarter ended September 30, 1994).

    (b)  Reports on Form 8-K

         Detroit Edison filed a Current Report on Form 8-K, dated January 1, 1996, disclosing that DTE Energy Company had become the parent holding company of Detroit Edison.

         Registrants filed a Current Report on Form 8-K, dated January 22, 1996, discussing the write-off of the remaining net book value of Detroit Edison's steam heating plant assets.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 DTE ENERGY COMPANY
                                        --------------------------------------
                                                     (Registrant)





Date  May 7, 1996                                /s/ SUSAN M. BEALE
     --------------------               --------------------------------------
                                                     Susan M. Beale
                                        Vice President and Corporate Secretary



Date  May 7, 1996                                /s/ RONALD W. GRESENS
     --------------------               --------------------------------------
                                                     Ronald W. Gresens
                                             Vice President and Controller

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           THE DETROIT EDISON COMPANY
                                      ---------------------------------------
                                                   (Registrant)





Date  May 7, 1996                               /s/ SUSAN M. BEALE
    --------------------              ---------------------------------------
                                                    Susan M. Beale
                                      Vice President and Corporate Secretary




Date  May 7, 1996                               /s/ RONALD W. GRESENS
    --------------------              ---------------------------------------
                                                    Ronald W. Gresens
                                            Vice President and Controller

                                                                        FILE NO.

DTE ENERGY COMPANY                                                      1-11607

THE DETROIT EDISON COMPANY                                              1-2198


                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY
                        FOR QUARTER ENDED MARCH 31, 1996



     Exhibits

         Exhibits filed herewith.

         Exhibit
         Number
         -------

         4-176 - Support Agreement, dated as of March 8, 1996, between the Company and Detroit Edison.

         10-4 - Amended and Restated Savings Reparation Plan.

         11-3 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-1 - Awareness Letter of Deloitte & Touche LLP regarding their report dated May 7, 1996.

         27-3 - Financial Data Schedule for the period ended March
                31, 1996 for the Company.

         27-4 - Financial Data Schedule for the period ended March
                31, 1996 for Detroit Edison.

         99-9 - Credit Agreement, dated as of March 1, 1996 among DTE
                Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.

         99-10 - Fourth Amendment, dated as of March 8, 1996, to 1988
                 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

         99-11 - Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.



         99-12 - Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                                                          See Page Nos.
                                                          ____ thru ____
                                                          for location of
                                                          Exhibits Incorporated
                                                          by Reference


         Exhibits incorporated herein by reference.

         3(a) - Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

         3(b) - Certificate containing resolution of the Detroit
                Edison Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

         3(c) - Certificate containing resolution of the Detroit
                Edison Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

         3(d) - Amended and Restated Articles of Incorporation of DTE
                Energy Company, dated December 13, 1995.

         3(e) - Agreement and Plan of Exchange.

         3(f) - Amended and Restated By-Laws, dated as of February
                26, 1996, of the Company.

         3(g) - Amended and Restated By-Laws, dated as of February
                26, 1996, of Detroit Edison.

         Exhibit
         Number
         -------

         4(a) - Mortgage and Deed of Trust, dated as of October 1,
                1924, between Detroit Edison and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below:

                September 1, 1947
                October 1, 1968
                November 15, 1971
                January 15, 1973
                June 1, 1978
                June 30, 1982
                August 15, 1982
                October 15, 1985
                November 30, 1987
                July 15, 1989
                December 1, 1989
                February 15, 1990
                November 1, 1990
                April 1, 1991
                May  1, 1991
                May  15, 1991
                September 1, 1991
                November 1, 1991
                January 15, 1992
                February 29, 1992
                April 15, 1992
                July 15, 1992
                July 31, 1992
                November 30, 1992
                January 1, 1993
                March 1, 1993
                March 15, 1993
                April 1, 1993
                April 26, 1993
                May  31, 1993
                June 30, 1993
                June 30, 1993
                September 15, 1993
                March 1, 1994
                June 15, 1994
                August 15, 1994
                December 1, 1994
                August 1, 1995

    Exhibit
    Number
    -------

     4(b) -  Collateral Trust Indenture (notes), dated as of June 30, 1993.

     4(c) -  First Supplemental Note Indenture, dated as of June 30, 1993.

     4(d) -  Second Supplemental Note Indenture, dated as of September 15, 1993.

     4(e) -  Third Supplemental Note Indenture, dated as of August 15, 1994.

     4(f) - First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994.

     4(g) -  Fourth Supplemental Note Indenture, dated as of August 15, 1995.

     4(h) -  Fifth Supplemental Note Indenture, dated as of February 1, 1996.


     4(i) - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

    99(a) - Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982.

    99(b) - Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982.

    99(c) - 1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

    99(d) - First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance.

    99(e) - Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance.

    99(f) - $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent.

Exhibit
Number
- -------

  99(g)  -    First Amendment, dated as of August 31, 1994, to $200,000,000
              364-Day Credit Agreement, dated September 1, 1993, among Detroit
              Edison, Renaissance, the Banks party thereto and Barclays Bank,
              PLC, New York Branch, as Agent.

  99(h)  -    $200,000,000 Three-Year Credit Agreement, dated September 1,
              1993, among Detroit Edison, Renaissance and Barclays Bank PLC,
              New York Branch, as Agent.

  99(i)  -    First Amendment, dated as of September 1, 1994, to $200,000,000
              Three-Year Credit Agreement, dated as of September 1, 1993, among
              Detroit Edison, Renaissance, the Banks party thereto and Barclays
              Bank, PLC, New York Branch, as Agent.

  99(j)  -    1988 Amended and Restated Nuclear Fuel Heat Purchase Contract,
              dated October 4, 1988, between Detroit Edison and Renaissance .

  99(k)  -    First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract, dated as of February 1, 1990, between Detroit
              Edison and Renaissance .

  99(l)  -    Second Amendment to 1988 Amended and Restated Nuclear Fuel Heat
              Purchase Contract dated as of September 1, 1993, between Detroit
              Edison and Renaissance.

  99(m)  -    Third Amendment, dated as of August 31, 1994, to 1988 Amended and
              Restated Nuclear Fuel Heat Purchase Contract, dated October 4,
              1988, between Detroit Edison and Renaissance.