Form 10-Q
period 1996-06-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1996-08-09
CIK 936340, 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1996


COMMISSION        REGISTRANTS; STATE OF INCORPORATION;        I.R.S. EMPLOYER
FILE NUMBER       ADDRESS; AND TELEPHONE NUMBER               IDENTIFICATION NO.
- -----------       ------------------------------------------  ------------------
1-11607           DTE Energy Company                          38-3217752
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-4000

1-2198            The Detroit Edison Company                  38-0478650
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-8000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---

At July 31, 1996, 145,119,875 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1996 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Definitions..............................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
  Part I-Financial Information...........................................4
          Item 1 -Financial Statements (Unaudited).......................4
          Notes to Consolidated Financial Statements (Unaudited)........14
          Independent Accountants' Report...............................15
          Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................16
  Part II-Other Information.............................................27
          Item 1 -Legal Proceedings.....................................27
          Item 4 -Submission of Matters to a Vote of Security Holders...27
          Item 5 -Other Information.....................................28
Quarterly Report on Form 10-Q for The Detroit Edison Company:
  Part I-Financial Information..........................................30
          Item 1 -Financial Statements (Unaudited)......................30
          Item 2 -Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................30
  Part II-Other Information.............................................30
          Item 1 -Legal Proceedings.....................................30
          Item 5 -Other Information.....................................30

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
 Edison Company:
          Item 6 -Exhibits and Reports on Form 8-K......................31

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q......37
Signature Page to The Detroit Edison Company Quarterly Report on
 Form 10-Q..............................................................38

                                  DEFINITIONS


ALJ .....................  Administrative Law Judge
Annual Report ...........  1995 Annual Report to the Securities and Exchange
                           Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be
Annual Report Notes .....  Notes to Consolidated Financial Statements appearing on pages 46 through 57 of the 1995 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company
Company .................  DTE Energy Company and Subsidiary Companies
Detroit Edison ..........  The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies
EPA .....................  United States Environmental Protection Agency
FERC ....................  Federal Energy Regulatory Commission
kWh .....................  Kilowatthour
MDEQ ....................  Michigan Department of Environmental Quality
MPSC ....................  Michigan Public Service Commission
MW ......................  Megawatts
NOPR ....................  Notice of Proposed Rulemaking
Note(s) .................  Note(s) to Consolidated Financial Statements
                           (Unaudited) appearing herein
NRC .....................  Nuclear Regulatory Commission
PFD .....................  Proposal for Decision
PSCR ....................  Power Supply Cost Recovery
Quarterly Report ........  Quarterly Report to the Securities and Exchange
                           Commission on Form 10-Q for quarter ended March 31, 1996 for DTE Energy Company or The Detroit Edison Company, as the case may be
Quarterly Report Notes ..  Notes to Consolidated Financial Statements
                           (Unaudited) appearing in the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for quarter ended March 31, 1996 for DTE Energy Company or The Detroit Edison Company, as the case may be
QUIDS ...................  Quarterly Income Debt Securities
Registrant ..............  Company or Detroit Edison, as the case may be
Renaissance .............  Renaissance Energy Company (an unaffiliated company)

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                          Three Months Ended               Six Months Ended              Twelve Months Ended
                                              June 30                         June 30                         June 30
                                      ------------------------      ---------------------------  ------------------------------
                                         1996          1995            1996            1995            1996            1995
                                      --------       ---------      -----------  --------------  --------------  --------------
OPERATING REVENUES
 Electric - System                    $857,769       $838,913        $1,745,396      $1,701,961      $3,603,905      $3,425,899
 Electric - Interconnection              7,988         12,300            19,232          19,639          50,572          32,459
 Steam and other                         5,564          4,742            16,272          14,629          25,738          24,933
- --------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues       $871,321       $855,955        $1,780,900      $1,736,229      $3,680,215      $3,483,291
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                               $166,687       $175,532        $  342,354        $345,192        $713,129      $  693,747
   Purchased power                      37,629         32,747            61,125          67,859         126,823          93,931
   Other operation                     158,227        148,998           309,249         286,371         658,175         619,590
 Maintenance                            78,689         59,903           152,300         112,374         280,041         251,979
 Steam plant impairment loss                 -              -                 -               -          42,029               -
 Depreciation and amortization         130,593        124,630           262,604         249,674         513,541         490,042
 Deferred Fermi 2 amortization          (1,120)        (1,493)           (2,240)         (2,986)         (5,226)         (6,718)
 Amortization of deferred Fermi 2
   depreciation and return              25,485         23,247            50,968          46,494          97,464          88,908
 Taxes other than income                62,994         61,459           129,755         124,104         257,592         239,424
 Income taxes                           57,671         65,218           133,775         147,269         276,193         284,266
- --------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses       $716,855       $690,241        $1,439,890      $1,376,351      $2,959,761      $2,755,169
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                      $154,466       $165,714        $  341,010        $359,878        $720,454        $728,122
- --------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                $    586       $    268        $      974      $      583      $    1,799      $    1,274
 Other income and (deductions) -
  net                                   (5,669)        (4,941)           (6,625)        (18,276)        (18,595)        (37,695)
 Income taxes                            1,888          1,172             2,191           6,170           5,810          12,413
 Accretion income                        2,150          2,845             4,477           5,859           9,659          12,367
 Income taxes - disallowed plant
   costs and accretion income             (624)          (868)           (1,310)         (1,797)         (2,868)         (3,814)
- --------------------------------------------------------------------------------------------------------------------------------
       Net Other Income and
       (Deductions)                   $ (1,669)      $ (1,524)        $    (293)     $   (7,461)     $   (4,195)     $  (15,455)
- --------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                       $ 69,261       $ 68,096         $ 137,621      $  136,520      $  276,700      $  270,679
 Amortization of debt discount,
   premium and expense                   2,967          2,779             5,922           5,578          11,656          11,174
 Other                                     469          2,313             2,043           6,214           5,495           8,161
 Allowance for borrowed funds used
   during construction (credit)         (1,060)          (554)           (1,762)           (941)         (3,090)         (2,148)
- --------------------------------------------------------------------------------------------------------------------------------
 Net Interest Charges                 $ 71,637       $ 72,634         $ 143,824      $  147,371      $  290,761      $  287,866
- --------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF
 SUBSIDIARY                              2,907          7,404            10,200          14,811          23,126          29,627
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME                            $ 78,253        $84,152         $ 186,693      $  190,235      $  402,372      $  395,174
================================================================================================================================
COMMON SHARES OUTSTANDING
 - AVERAGE                         145,119,875    144,875,672       145,119,875     144,869,919     144,674,097     145,069,229
EARNINGS PER COMMON SHARE                $0.54          $0.58             $1.29           $1.31           $2.78           $2.72
DIVIDENDS DECLARED PER SHARE
 OF COMMON STOCK                        $0.515         $0.515             $1.03           $1.03           $2.06           $2.06



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                        Three Months Ended       Six Months Ended      Twelve Months Ended
                                                             June 30                 June 30                 June 30
                                                      ----------------------  ----------------------  ----------------------
                                                         1996        1995        1996        1995        1996        1995
                                                      ----------  ----------  ----------  ----------  ----------  ----------
OPERATING ACTIVITIES
  Net Income                                        $   78,253   $  84,152   $  186,693   $ 190,235   $  402,372   $  395,174
  Adjustments to reconcile net income to net
    cash from operating activities:
      Accretion income                                  (2,150)     (2,845)      (4,477)     (5,859)      (9,659)     (12,367)
      Depreciation and amortization                    130,593     124,630      262,604     249,674      513,541      490,042
      Deferred Fermi 2 amortization and return
        - net                                           24,365      21,754       48,728      43,508       92,238       82,190
      Deferred income taxes and investment
         tax credit - net                               11,549      13,807       28,612      40,083       51,052       83,295
      Fermi 2 refueling outage - net                     3,258       2,955        6,516       6,755       12,836          388
      Steam plant impairment loss                            -           -            -           -       42,029            -
      Other                                             12,343      21,111       (9,457)       (778)      (3,566)      (2,481)
      Changes in current assets and liabilities:
        Customer accounts receivable and
           unbilled revenues                           (19,268)    (68,086)     (17,726)   (192,479)     (43,826)    (196,790)
        Other accounts receivable                          769      (8,756)      (4,739)     (3,474)      (4,717)      (8,716)
        Inventories                                     (6,358)    (22,788)      12,221     (27,664)      21,048      (35,987)
        Accounts payable                                (1,987)      2,059       (2,257)     (5,143)      20,935      (10,075)
        Taxes payable                                  (62,759)    (32,882)     (11,404)     13,254      (27,307)       1,240
        Interest payable                               (10,086)       (204)       4,619      (1,114)       7,647       (9,127)
        Other                                           29,616      48,191      (55,986)    (23,929)        (802)       3,245
- ------------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities              $  188,138   $ 183,098   $  443,947   $ 283,069   $1,073,821   $  780,031
- ------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                  $ (136,221)  $ (94,744)  $ (251,980)  $(179,978)  $ (525,846)  $ (375,195)
  Nuclear decommissioning trust funds                   (9,107)    (11,321)     (22,794)    (23,292)     (42,853)     (41,219)
  Non-utility investments                                 (701)     (2,013)      (6,285)       (552)      (5,240)     (13,384)
  Other changes in current assets and liabilities       (1,768)     (4,441)        (847)     (3,588)       8,515        3,944
  Other                                                (14,318)     (3,511)     (14,254)     (4,592)     (41,135)     (24,737)
- ------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities          $ (162,115)  $(116,030)  $ (296,160)  $(212,002)  $ (606,559)  $ (450,591)
- ------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                        $        -   $       -   $  185,000   $       -   $  185,000   $  200,000
  Funds received from Trustees:  Installment sales
    contracts and loan agreements                            -           -            -           -      201,525       42,935
  Increase (decrease) in short-term borrowings          94,988       3,941       57,998     102,388      (46,889)      49,941
  Redemption of long-term debt                         (69,214)          -      (69,214)    (19,214)    (270,739)    (250,499)
  Redemption of preferred stock                              -           -     (185,000)          -     (185,955)           -
  Premiums on reacquired long-term debt                      -           -            -           -       (5,946)     (11,350)
  Purchase of common stock                                   -           -            -           -            -      (59,855)
  Dividends on common stock                            (74,737)    (74,609)    (149,474)   (149,215)    (298,761)    (299,556)
  Other                                                   (167)       (304)      (9,975)       (463)     (16,112)      (2,552)
- ------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities            $(49,130)  $ (70,972)  $ (170,665)  $ (66,504)  $ (437,877)  $ (330,936)
- ------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                  $  (23,107)  $  (3,904)  $  (22,878)  $   4,563   $   29,385   $   (1,496)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                               65,177      16,589       64,948       8,122       12,685       14,181
- ------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                     $   42,070   $  12,685   $   42,070   $  12,685   $   42,070   $   12,685
==============================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)    $   78,617   $  69,907   $  133,174   $ 139,699   $  267,888   $  284,290
  Income taxes paid                                    113,328      76,240      113,946      76,480      268,003      190,447
  New capital lease obligations                         11,885         100       12,182         427       41,141        1,316
  Exchange of preferred stock of subsidiary for
    long-term debt                                           -           -            -           -       49,878            -
==============================================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                 DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                       June 30    December 31
                                                                        1996         1995
                                                                       -------    -----------
UTILITY PROPERTIES
 Plant in service                                                    $13,529,342  $13,303,992
 Less:  Accumulated depreciation and amortization                     (5,185,452)  (4,928,316)
- ---------------------------------------------------------------------------------------------
                                                                     $ 8,343,890  $ 8,375,676
 Construction work in progress                                           147,222      142,726
- ---------------------------------------------------------------------------------------------
     Net utility properties                                          $ 8,491,112  $ 8,518,402
- ---------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $104,039 and $99,633, respectively)                            $   132,075  $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $458,486 and $427,831, respectively)                               126,989      145,463
- ---------------------------------------------------------------------------------------------
     Net property under capital leases                               $   259,064  $   282,669
- ---------------------------------------------------------------------------------------------
      Total owned and leased properties                              $ 8,750,176  $ 8,801,071
- ---------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $    47,612  $    21,576
 Investments and special funds                                            44,350       29,058
 Nuclear decommissioning trust funds                                     142,637      119,843
- ---------------------------------------------------------------------------------------------
                                                                     $   234,599  $   170,477
- ---------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                 $    42,070  $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)      432,129      414,403
 Other accounts receivable                                                42,403       37,664
 Inventories (at average cost)
   Fuel                                                                  149,257      162,796
   Materials and supplies                                                144,931      142,782
 Prepayments                                                              48,393       12,910
- ---------------------------------------------------------------------------------------------
                                                                     $   859,183  $   835,503
- ---------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                   $ 1,063,798  $ 1,155,482
 Prepaid pensions                                                         94,061       81,865
 Unamortized debt expense                                                 45,890       40,936
 Other                                                                    45,605       45,257
- ---------------------------------------------------------------------------------------------
                                                                     $ 1,249,354  $ 1,323,540
- ---------------------------------------------------------------------------------------------
      TOTAL                                                          $11,093,312  $11,130,591
=============================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                         June 30    December 31
                                                          1996         1995
                                                         -------    -----------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
   authorized; 145,119,875 shares outstanding           $1,951,437   $1,951,437
 Retained earnings used in the business                  1,519,289    1,484,871
 ------------------------------------------------------------------------------
     Total common shareholders' equity                  $3,470,726   $3,436,308
 Cumulative preferred stock of subsidiary                  144,405      326,604
 Long-term debt                                          3,746,906    3,756,094
 ------------------------------------------------------------------------------
     Total Capitalization                               $7,362,037   $7,519,006
 ------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                         $121,704     $128,362
 Other postretirement benefits                               4,509       24,381
 Other                                                      69,610       58,424
 ------------------------------------------------------------------------------
                                                          $195,823     $211,167

 ------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term borrowings                                     $94,988      $36,990
 Amounts due within one year
   Long-term debt                                          244,214      119,214
   Obligations under capital leases                        137,360      154,307
 Accounts payable                                          162,798      165,148
 Property and general taxes                                 20,901       34,416
 Income taxes                                                1,680            -
 Accumulated deferred income taxes                          54,459       51,697
 Interest payable                                           66,747       62,128
 Dividends payable                                          77,644       81,102
 Payrolls                                                   74,928       72,164
 Fermi 2 refueling outage                                   20,858       14,342
 Other                                                     107,931      130,689
 ------------------------------------------------------------------------------
                                                        $1,064,508     $922,197
 ------------------------------------------------------------------------------
DEFERRED CREDITS
 Accumulated deferred income taxes                      $2,060,022   $2,052,875
 Accumulated deferred investment tax credits               322,558      330,085
 Other                                                      88,364       95,261
- -------------------------------------------------------------------------------
                                                        $2,470,944   $2,478,221
- -------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
- -------------------------------------------------------------------------------
      TOTAL                                            $11,093,312  $11,130,591
===============================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                                 Retained        Total
                                            Common Stock         Earnings       Common
                                         -------------------    Used in the  Shareholders'
                                         Shares       Amount     Business       Equity
- -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995           145,119,875  $1,951,437   $1,484,871     $3,436,308

   Expense associated with subsidiary
    preferred stock redeemed                                         (2,801)        (2,801)

   Net income                                                       186,693        186,693

   Cash dividends declared on
    Common stock - $1.03 per share                                 (149,474)      (149,474)
- -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996               145,119,875  $1,951,437   $1,519,289     $3,470,726
===========================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                          Three Months Ended               Six Months Ended              Twelve Months Ended
                                              June 30                         June 30                         June 30
                                      ------------------------      ---------------------------  ------------------------------
                                         1996          1995            1996            1995            1996            1995
                                      --------       ---------      -----------  --------------  --------------  --------------
OPERATING REVENUES
  Electric - System                   $857,769       $838,913        $1,745,396     $1,701,961       $3,603,905       $3,425,899
  Electric - Interconnection             7,988         12,300            19,232         19,639           50,572           32,459
  Steam                                  5,220          4,742            15,240         14,629           24,706           24,933
- --------------------------------------------------------------------------------------------------------------------------------
      Total Operating Revenues        $870,977       $855,955        $1,779,868     $1,736,229       $3,679,183       $3,483,291
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel                              $166,687       $175,532        $  342,354     $  345,192       $  713,129       $  693,747
    Purchased power                     37,629         32,747            61,125         67,859          126,823           93,931
    Other operation                    156,755        148,998           305,966        286,371          654,892          619,590
  Maintenance                           78,689         59,903           152,300        112,374          280,041          251,979
  Steam plant impairment loss                -              -                 -              -           42,029                -
  Depreciation and amortization        130,489        124,630           262,393        249,674          513,330          490,042
  Deferred Fermi 2 amortization         (1,120)        (1,493)           (2,240)        (2,986)          (5,226)          (6,718)
  Amortization of deferred Fermi 2
   depreciation and return              25,485         23,247            50,968         46,494           97,464           88,908
  Taxes other than income               62,889         61,459           129,650        124,104          257,487          239,424
  Income taxes                          58,198         65,218           134,870        147,269          277,288          284,266
- --------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses        $715,701       $690,241        $1,437,386     $1,376,351       $2,957,257       $2,755,169
- --------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                      $155,276       $165,714        $  342,482     $  359,878       $  721,926       $  728,122
- --------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for other funds used
   during construction                $    586       $    268        $      974     $      583       $    1,799       $    1,274
  Other income and (deductions)
    - net                               (6,573)        (4,941)           (8,186)       (18,276)         (20,156)         (37,695)
  Income taxes                           1,888          1,172             2,191          6,170            5,810           12,413
  Accretion income                       2,150          2,845             4,477          5,859            9,659           12,367
  Income taxes - disallowed plant
   costs and accretion income             (624)          (868)           (1,310)        (1,797)          (2,868)          (3,814)
- --------------------------------------------------------------------------------------------------------------------------------
      Net Other Income and
       (Deductions)                   $ (2,573)      $ (1,524)       $   (1,854)    $   (7,461)      $   (5,756)      $  (15,455)
- --------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                      $ 69,261       $ 68,096        $  137,621     $  136,520       $  276,700       $  270,679
  Amortization of debt discount,
   premium and expense                   2,956          2,779             5,908          5,578           11,642           11,174
  Other                                    390          2,313             1,941          6,214            5,393            8,161
  Allowance for borrowed funds used
   during construction (credit)         (1,060)          (554)           (1,762)          (941)          (3,090)          (2,148)
- --------------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges            $ 71,547       $ 72,634        $  143,708     $  147,371       $  290,645       $  287,866
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME                            $ 81,156       $ 91,556        $  196,920     $  205,046       $  425,525       $  424,801
PREFERRED STOCK DIVIDENDS                2,907          7,404            10,200         14,811           23,126           29,627
- --------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON
 STOCK                                $ 78,249       $ 84,152        $  186,720     $  190,235       $  402,399       $  395,174
================================================================================================================================

Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Item 1 of the Company's report.



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                       June 30    December 31
                                                                        1996         1995
                                                                       -------    -----------
UTILITY PROPERTIES
 Plant in service                                                    $13,529,342  $13,303,992
 Less:  Accumulated depreciation and amortization                     (5,185,452)  (4,928,316)
- ---------------------------------------------------------------------------------------------
                                                                     $ 8,343,890  $ 8,375,676
 Construction work in progress                                           147,222      142,726
- ---------------------------------------------------------------------------------------------
     Net utility properties                                          $ 8,491,112  $ 8,518,402
- ---------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $104,039 and $99,633, respectively)                            $   132,075  $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $458,486 and $427,831, respectively)                               126,989      145,463
- ---------------------------------------------------------------------------------------------
     Net property under capital leases                               $   259,064  $   282,669
- ---------------------------------------------------------------------------------------------
      Total owned and leased properties                              $ 8,750,176  $ 8,801,071
- ---------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $     7,730  $    21,576
 Investments and special funds                                            26,157       29,058
 Nuclear decommissioning trust funds                                     142,637      119,843
- ---------------------------------------------------------------------------------------------
                                                                     $   176,524  $   170,477
- ---------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                 $     6,334  $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)      432,129      414,403
 Other accounts receivable                                                38,606       37,664
 Inventories (at average cost)
   Fuel                                                                  149,257      162,796
   Materials and supplies                                                144,931      142,782
 Prepayments                                                              46,449       12,910
- ---------------------------------------------------------------------------------------------
                                                                     $   817,706  $   835,503
- ---------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                   $ 1,063,798  $ 1,155,482
 Prepaid pensions                                                         94,061       81,865
 Unamortized debt expense                                                 45,890       40,936
 Other                                                                    42,004       45,257
- ---------------------------------------------------------------------------------------------
                                                                     $ 1,245,753  $ 1,323,540
- ---------------------------------------------------------------------------------------------
      TOTAL                                                          $10,990,159  $11,130,591
=============================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                       June 30    December 31
                                                        1996         1995
                                                       -------    -----------
  CAPITALIZATION
   Common stock - $10 par value, 400,000,000 shares
     authorized; 145,119,875 shares outstanding      $ 1,451,199  $ 1,451,199
   Premium on common stock                               547,799      547,799
   Common stock expense                                  (47,561)     (47,561)
   Retained earnings used in the business              1,425,932    1,484,871
- -----------------------------------------------------------------------------
        Total common shareholders' equity            $ 3,377,369  $ 3,436,308
   Cumulative preferred stock                            144,405      326,604
   Long-term debt                                      3,746,906    3,756,094
- -----------------------------------------------------------------------------
        Total Capitalization                         $ 7,268,680  $ 7,519,006
- -----------------------------------------------------------------------------

  OTHER NON-CURRENT LIABILITIES
   Obligations under capital leases                  $   121,704  $   128,362
   Other postretirement benefits                           4,509       24,381
   Other                                                  69,610       58,424
- -----------------------------------------------------------------------------
                                                     $   195,823  $   211,167
- -----------------------------------------------------------------------------

  CURRENT LIABILITIES
   Short-term borrowings                             $    94,988  $    36,990
   Amounts due within one year
     Long-term debt                                      244,214      119,214
     Obligations under capital leases                    137,360      154,307
   Accounts payable                                      152,616      165,148
   Property and general taxes                             20,899       34,416
   Accumulated deferred income taxes                      54,459       51,697
   Interest payable                                       66,671       62,128
   Dividends payable                                      82,723       81,102
   Payrolls                                               74,852       72,164
   Fermi 2 refueling outage                               20,858       14,342
   Other                                                 105,854      130,689
- -----------------------------------------------------------------------------
                                                     $ 1,055,494  $   922,197
- -----------------------------------------------------------------------------

  DEFERRED CREDITS
   Accumulated deferred income taxes                 $ 2,059,340  $ 2,052,875
   Accumulated deferred investment tax credits           322,558      330,085
   Other                                                  88,264       95,261
- -----------------------------------------------------------------------------
                                                     $ 2,470,162  $ 2,478,221
- -----------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES (NOTE 2)
- -----------------------------------------------------------------------------
        TOTAL                                        $10,990,159  $11,130,591
=============================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)



                                                            Three Months Ended       Six Months Ended      Twelve Months Ended
                                                                 June 30                 June 30                 June 30
                                                          ----------------------  ----------------------  ----------------------
                                                             1996        1995        1996        1995        1996        1995
                                                          ----------  ----------  ----------  ----------  ----------  ----------
OPERATING ACTIVITIES
  Net Income                                              $ 81,156  $   91,556   $  196,920  $  205,046  $  425,525   $ 424,801
  Adjustments to reconcile net income to net
    cash from operating activities:
      Accretion income                                      (2,150)     (2,845)      (4,477)     (5,859)     (9,659)    (12,367)
      Depreciation and amortization                        130,489     124,630      262,393     249,674     513,330     490,042
      Deferred Fermi 2 amortization and return-net          24,365      21,754       48,728      43,508      92,238      82,190
      Deferred income taxes and investment
         tax credit - net                                   11,625      13,807       28,560      40,083      51,000      83,295
      Fermi 2 refueling outage - net                         3,258       2,955        6,516       6,755      12,836         388
      Steam plant impairment loss                                -           -            -           -      42,029           -
      Other                                                 12,843      21,111       (6,282)       (778)       (391)     (2,481)
      Changes in current assets and liabilities:
        Customer accounts receivable and
           unbilled revenues                               (19,268)    (68,086)     (17,726)   (192,479)    (43,826)   (196,790)
        Other accounts receivable                            2,330      (8,756)        (942)     (3,474)       (920)     (8,716)
        Inventories                                         (6,358)    (22,788)      12,221     (27,664)     21,048     (35,987)
        Accounts payable                                    (5,146)      2,059      (12,439)     (5,143)     10,753     (10,075)
        Taxes payable                                      (65,137)    (32,882)     (13,085)     13,254     (28,988)      1,240
        Interest payable                                   (10,141)       (204)       4,543      (1,114)      7,571      (9,127)
        Other                                               28,668      48,191      (69,727)    (23,929)    (14,543)      3,245
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                  $  186,534  $  190,502   $  435,203  $  297,880  $1,078,003   $ 809,658
- --------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                      $(124,152)  $  (94,744)  $ (225,377) $ (179,978) $ (499,243)  $(375,195)
  Nuclear decommissioning trust funds                      (9,107)     (11,321)     (22,794)    (23,292)    (42,853)    (41,219)
  Non-utility investments                                       -       (2,013)           -        (552)          -     (13,384)
  Other changes in current assets and liabilities          (1,768)      (4,441)        (847)     (3,588)      8,515       3,944
  Other                                                   (13,714)      (3,511)      (2,345)     (4,592)    (28,181)    (24,737)
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities              $(148,741)  $ (116,030)  $ (251,363) $ (212,002) $ (561,762)  $(450,591)
- --------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                            $       -   $        -   $  185,000  $        -  $  185,000   $ 200,000
  Funds received from Trustees:  Installment sales
    contracts and loan agreements                               -            -            -           -     201,525      42,935
  Increase (decrease) in short-term borrowings             94,988        3,941       57,998     102,388     (46,889)     49,941
  Redemption of long-term debt                            (69,214)           -      (69,214)    (19,214)   (270,739)   (250,499)
  Redemption of preferred stock                                 -            -     (185,000)          -    (185,955)          -
  Premiums on reacquired long-term debt
    and preferred stock                                         -            -       (1,850)          -      (7,796)    (11,350)
  Purchase of common stock                                      -            -            -           -           -     (59,855)
  Dividends on common and preferred stock                 (80,852)     (82,013)    (166,361)   (164,026)   (328,574)   (329,183)
  Cash portion of restructuring dividend to parent              -            -      (56,510)          -     (56,510)          -
  Other                                                    (2,039)        (304)      (6,517)       (463)    (12,654)     (2,552)
- --------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities              $ (57,117)  $  (78,376)  $ (242,454) $  (81,315) $ (522,592)  $(360,563)
- --------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                      $ (19,324)  $   (3,904)  $  (58,614) $    4,563  $   (6,351)  $  (1,496)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                                  25,658       16,589       64,948       8,122      12,685      14,181
- --------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                         $   6,334   $   12,685   $    6,334  $   12,685  $    6,334   $  12,685
================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)        $  78,595   $   69,907   $  133,152  $  139,699  $  267,866   $ 284,290
  Income taxes paid                                       114,548       76,240      115,166      76,480     269,223     190,447
  New capital lease obligations                            11,885          100       12,182         427      41,141       1,316
  Exchange of preferred stock for long-term debt                -            -            -           -      49,878           -
  Non-cash portion of restructuring dividend to parent          -            -       26,716           -      26,716           -
================================================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                        Common Stock          Premium               Retained           Total
                                    --------------------        on       Common      Earnings          Common
                                                $10 Par       Common      Stock     Used in the      Shareholders'
                                     Shares     Value         Stock      Expense    Business          Equity
- -----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995    145,119,875   $ 1,451,199   $ 547,799   $ (47,561)  $ 1,484,871     $ 3,436,308

  Expense associated with
    preferred stock redeemed                                                             (2,801)         (2,801)

  Net income                                                                            196,920         196,920




  Cash dividends declared
   Common stock - $1.10 per share                                                      (159,632)       (159,632)
   Cumulative preferred stock*                                                          (10,200)        (10,200)


   Restructuring dividend
    to parent                                                                           (83,226)        (83,226)
- ---------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996        145,119,875   $ 1,451,199   $ 547,799   $ (47,561)  $ 1,425,932     $ 3,377,369
===============================================================================================================

*At established rate for each series


    See accompanying Notes to Consolidated Financial Statements (Unaudited).
                                       13

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 1 - GENERAL

     These consolidated financial statements should be read in conjunction with the Quarterly Report Notes and the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Quarterly Report Notes and the Annual Report Notes.

     The preceding consolidated financial statements are unaudited, but, in the opinion of the Company and Detroit Edison, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 14 of the Annual Report Notes, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 in the fourth quarter of 1995. As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million ($32 million after-tax) or $0.22 per common share.

     Based on current market conditions, the steam heating operations continue to generate losses. Therefore, Detroit Edison will continue to review its steam heating operations to determine what actions, if any, may be necessary.

                   ---------------------------------------

     This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 15) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207 and 33-64296) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of DTE Energy Company and
       The Detroit Edison Company


We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of June 30, 1996, and the related condensed consolidated statements of income and of cash flows for the three-month, six-month, and twelve-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of common shareholders' equity for the six-month period ended June 30, 1996. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of December 31, 1995, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 8, 1996

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three, six and twelve months ended June 30, 1996, as compared to the same periods in 1995, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are not materially different.

RESULTS OF OPERATIONS

     For the three months ended June 30, 1996, the Company's net income was $78.3 million, or $0.54 per common share, down 7 percent from the $84.2 million, or $0.58 per common share earned in the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company's net income was $186.7 million, or $1.29 per common share, down 1.9 percent from the $190.2 million, or $1.31 per common share earned in the six months ended June 30, 1995. The decreases in net income were due to higher operating expenses caused by an increase in storms and related restoration costs, higher nuclear plant expenses, and increased depreciation and amortization expenses, partially offset by increases in electricity sales. For the twelve months ended June 30, 1996, the Company's net income was $402.4 million, or $2.78 per common share, up 1.8 percent from the $395.2 million, or $2.72 per common share earned in the twelve months ended June 30, 1995.

     At June 30, 1996, the book value of the Company's common stock was $23.88 per share, an increase of $0.26 per share or 1.1 percent since December 31, 1995. Return on average total common shareholders' equity was 11.6% and 11.7% for the twelve months ended June 30, 1996 and 1995, respectively.

     Detroit Edison's ratio of earnings to fixed charges was 3.14 and 3.20 for the twelve months ended June 30, 1996 and 1995, respectively. Detroit Edison's ratio of earnings to fixed charges and preferred stock dividends for the 1996 and 1995 twelve-month periods was 2.82 and 2.79, respectively.

OPERATING REVENUES
- --------------------------------------------------------------------------------

Total operating revenues of the Company increased (decreased) due to the following factors:

                                                      Three      Six      Twelve
                                                      Months    Months    Months
                                                      ------  ----------  ------
                                                              (Millions)
Rate Changes
 Special Manufacturing Contracts                        $ (2)       $(11)   $(31)
 PSCR Clause                                              (8)        (23)     (4)
                                                        ----       -----   -----
                                                         (10)        (34)    (35)

System sales volume and mix                               16          57     178
Interconnection sales                                     (4)         (1)     18
Fermi 2 capacity factor performance standard reserve      11          16      32
Other - net                                                2           7       4
                                                        ----       -----   -----
    Total                                               $ 15         $45    $197
                                                        ====       =====   =====


SPECIAL MANUFACTURING CONTRACTS

     In March 1995, the MPSC issued an order approving Detroit Edison's 10-year special manufacturing contracts with Chrysler Corporation, Ford Motor Company and General Motors Corporation. In return for their long-term commitments, these companies receive a reduction in the price paid for electricity. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

PSCR CLAUSE

     The decreases in PSCR Clause revenues resulted from lower average unit costs of fuel and purchased power.

kWh SALES


kWh sales increased (decreased) as follows:

                                             Three        Six          Twelve
                                             Months       Months       Months
                                             -----------  -----------  ---------
Residential                                     4.8  %       5.4  %     9.7  %
Commercial                                      0.4          2.7        3.0
Industrial                                      1.9          2.0        2.2
Other (includes primarily sales for resale)     0.9          4.6        6.2
   Total System                                 2.0          3.3        4.7
Interconnection                               (54.5)       (12.6)      55.3
   Total                                       (1.7)         2.5        6.7

     The increases in residential and commercial sales reflect colder winter weather and customer growth, and for the twelve-month period, substantially warmer summer weather. Commercial sales also reflect an improvement in economic conditions.

     Increased industrial sales in the three-month and six-month periods reflect strong demand in the automotive and construction sectors. The increases in industrial sales for the twelve-month period reflect higher sales to automotive, steel and other customers due to improved economic conditions.

     The increased sales to other customers reflect increased load requirements of wholesale for resale customers.

     Interconnection sales decreases for the three-month and six-month periods reflect decreased demand for energy. The increase in interconnection sales for the twelve-month period reflects the improved availability of energy available for sale in meeting demand during the substantially warmer summer weather in 1995.

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

     Operating revenues have increased due to the absence of Fermi 2 reserve charges in the 1996 three-month and six-month periods, and due to a decrease in Fermi 2 reserve charges in the 1996 twelve-month period.

OPERATING EXPENSES
- --------------------------------------------------------------------------------
FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                            Three                   Six         Twelve
                                                            Months                 Months       Months
                                                            ------                 ------       ------
                                                                     (Millions)
    Net system output                                         $ (3)                $  9          $ 55
    Average unit cost                                           (4)                 (27)          (64)
    Fermi 2 business interruption insurance                      -                    6            59
    Other                                                        3                    2             2
                                                              ----                 ----          ----
    Total                                                     $ (4)                $(10)         $ 52
                                                              ====                 ====          ====

Net system output and average fuel and purchased power unit costs were as follows:


                              Three Months                    Six Months                  Twelve Months
                            -----------------               --------------               ---------------
                                 1996           1995           1996          1995          1996          1995
                            -------------  -------------  ------------  ------------  ------------  ------------
                                                      (Thousands of Megawatthours, "MWh")
 Power plant generation
   Fossil                        9,653         10,355        20,156        20,687        41,106        41,836
   Nuclear                       1,365          1,078         3,150         1,323         6,918         1,323
 Purchased power                 1,366          1,143         1,987         2,706         4,699         6,143
                               -------        -------       -------       -------       -------       -------
 Net system output              12,384         12,576        25,293        24,716        52,723        49,302
                               =======        =======       =======       =======       =======       =======

 Average unit cost ($/MWh)     $ 14.98        $ 15.31       $ 14.49       $ 15.54       $ 14.80       $ 16.02
                               =======        =======       =======       =======       =======       =======


     Fuel and purchased power expense decreased in the three-month and six-month periods due to lower average unit costs resulting from increased usage of lower cost nuclear generation and lower-cost Western low-sulfur coal, and, in the three-month period, lower net system output. The decrease in the six-month period was partially offset by higher net system output.

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

OTHER OPERATION

Three Months

     Other operation expense increased due primarily to higher sales expenses ($4.5 million), nuclear plant expenses ($4.1 million), lump sum payments to union employees ($3.6 million) and higher employee retirement and savings plan expenses ($2.6 million). These increases were partially offset by lower incentive award expenses related to a shareholder value improvement plan ($5.4 million) and lower fossil plant expenses ($3.2 million).

Six Months

     Other operation expense increased due primarily to higher nuclear plant ($7.8 million) and major storm ($4.8 million) expenses, lump sum payments to union employees ($3.6 million) and higher employee retirement plan ($3.0 million) and demand side management ($3.9 million) expenses. These increases were partially offset by lower incentive award expenses related to a shareholder value improvement plan ($5.4 million).

Twelve Months

     Other operation expense increased due primarily to higher major storm expenses ($14.8 million), an increase in a reserve for the write-off of obsolete and excess stock material ($9.0 million), expenses related to the settlement of the Ludington Pumped Storage Plant fish mortality case ($8.4 million), higher demand side management expenses ($8.8 million), Electric Power Research Institute dues ($4.8 million), higher incentive award expenses related to a shareholder value improvement plan ($3.9 million), lump sum payments to union employees ($3.6 million) and higher sales expenses ($2.8 million). These increases were partially offset by expenses recorded in the year-earlier period for service quality claims ($8.7 million), and lower uncollectible ($7.7 million), postretirement benefits ($6.4 million) and nuclear plant ($5.5 million) expenses.

MAINTENANCE

Three Months

     Maintenance expense increased due to higher overhead and underground lines support ($9.6 million), general property ($3.3 million), nuclear plant ($3.2 million) and station equipment ($2.2 million) expenses.

Six Months

     Maintenance expense increased due to higher overhead and underground lines support ($16.3 million), general property ($6.2 million), major storm ($5.4 million), nuclear plant ($5.1 million) and station equipment ($4.8 million) expenses.

Twelve Months

     Maintenance expense increased due primarily to higher overhead and underground lines support ($19.6 million), major storm ($15.7 million), general property ($6.2 million) and station equipment ($4.8 million) expenses. These increases were partially offset by lower nuclear plant ($12.9 million) and fossil plant ($2.9 million) expenses.

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

INCOME TAXES

     Income taxes decreased due to lower pretax operating income.

OTHER INCOME AND DEDUCTIONS
- --------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS) - NET

Three Months

     Other deductions increased due to expenses related to merchandise, jobbing and contract work.

Six Months

     Other deductions decreased due to lower promotional practices expense ($7.2 million) and lower expenses related to the sale of accounts receivables and unbilled revenues ($3.1 million).

Twelve Months

     Other deductions decreased due to lower expenses related to the sale of accounts receivable and unbilled revenues ($8.4 million), promotional practices expense ($5.0 million) and contributions expense ($3.7 million).

ACCRETION INCOME

     Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances of plant costs. The annual amount of accretion income recorded decreases each year through 1998.

INTEREST CHARGES
- --------------------------------------------------------------------------------

LONG-TERM DEBT

     Long-term debt interest charges were higher due to the issuance of QUIDS.

OTHER

     Other interest charges were lower due primarily to lower levels of short-term borrowings.

PREFERRED STOCK DIVIDENDS OF DETROIT EDISON
- --------------------------------------------------------------------------------

     Preferred stock dividends of Detroit Edison decreased due to the redemption of all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36%

Series and the exchange of a portion of the 7.75% Series for QUIDS and the redemption and/or conversion of all shares of the convertible 5.50% Series.

LIQUIDITY AND CAPITAL RESOURCES

COMPETITION
- --------------------------------------------------------------------------------

THE DETROIT EDISON COMPANY

     FERC. On April 24, 1996, the FERC issued Orders 888 and 889. Order 888 requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC. On July 9, 1996, the Detroit Edison Company filed its Pro-Forma Open Access Transmission Tariff in compliance with FERC Order 888. The tariff sets forth the terms and conditions under which Detroit Edison will supply wholesale Firm and Non-Firm Point-to-Point Transmission Service as well as Network Integration Transmission Service (a service which allows the network customer to integrate, economically dispatch and regulate its network resources to serve its network load in a manner comparable to that in which the transmission provider utilizes its transmission system to serve its native load customers). Detroit Edison's filing also included the development and cost support for the rates to be charged for transmission service and the various ancillary services that are required to be offered. Order 888 permits the recovery of stranded costs on a case by case basis.

     Effective with the filing, Detroit Edison must take transmission service (including ancillary services) under the open access tariff for any new wholesale sales or purchases. Existing economy energy coordination agreements must be unbundled to take service under the transmission tariff after December 31, 1996. Effective October 1996, all bills submitted to wholesale requirements customers must include unbundled informational rates as a line item in order to allow customers to compare rates and evaluate alternative contracts. By December 31, 1996, Detroit Edison, as a member of a pool, must file a joint pool-wide pro forma tariff and must begin to take service under that tariff for all pool transactions. Power pool agreements must be reformed to establish open, non-discriminatory provisions and to modify any provisions that are unduly discriminatory or preferential.

     By November 1, 1996, public utilities are required by Order 889 to obtain transmission information for wholesale transactions through a system on the Internet. Public utilities must separate transmission operations and reliability functions from wholesale marketing functions.

     FERC has also issued a NOPR on Capacity Reservation Transmission Tariffs ("CRT"). The NOPR requests comment by October 21, 1996 on whether there are certain disadvantages inherent in offering transmission service on both a network and point-to-point basis and whether comparability can be better accomplished using a single different methodology. The proposed CRT approach suggests that no later than December 31, 1997, all pro forma point-to-point and network service be replaced with a single point-to-point tariff that provides for reservation-based transmission service for all jurisdictional (wholesale sales and wholesale and retail transmission) service.

     Detroit Edison is currently unable to estimate the revenue impact, if any, of these newly required tariffs and procedures.

     MPSC. On April 12, 1996, the MPSC issued a "Scheduling Order" which required Detroit Edison and Consumers Power Company to file "applications" by May 15, 1996 containing proposals addressing the recommendation of Michigan Governor Engler and the Michigan Jobs Commission ("MJC") to "allow new industrial/commercial electrical load to be negotiated directly from the generator and wheeled over 'common' transmission" by January 1, 1997. The MPSC emphasized in its order "that this is the first step toward consideration of the recommendations made by the MJC. Further proceedings for both electric and gas utilities may be ordered as necessary for consideration of all relevant issues."

     Detroit Edison filed its application on May 15, 1996, stating that the MJC's report set out a framework for a transition to a competitive environment that included six specific recommendations associated with a near term deadline of January 1, 1997. However, the MPSC's scheduling order only sought proposals regarding the first recommendation. Detroit Edison indicated it does not support piecemeal implementation of the MJC's framework. Detroit Edison also stated that, although the MPSC has no legal authority to compel Michigan utilities to offer retail wheeling services, it would voluntarily develop a retail wheeling program as part of a comprehensive implementation of the MJC's recommendations, including the development of a mechanism to recover stranded costs.

     Detroit Edison also indicated that it will take some time to develop a tariff that, among other things, identifies and separates the transmission and distribution facilities as required by FERC Order 888. In the interim, Detroit Edison requested ex parte authority to immediately offer an Economic Growth Service Rider to be used as a tool to attract new business. The proposed rider, which is still before the MPSC, contains significant price discounts for new commercial and industrial customers.

     Detroit Edison is continuing to address its competitive status and the needs of its customers by entering into long-term (10 years) service contracts with large commercial and industrial customers. A number of such contracts, which must be approved by the MPSC prior to implementation, are pending before the MPSC. The MPSC is also considering a Detroit Edison request for approval of an industrial process heat rider.

CASH GENERATION AND CASH REQUIREMENTS
- --------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities increased due primarily to changes in current assets and liabilities, primarily as a result of the 1995 repurchase of customer accounts receivable and unbilled revenues and for the twelve-month period, higher non-cash charges to income and higher net income. Net cash from operating activities for Detroit Edison decreased for the three-month period due to lower net income.

     Net cash used for investing activities was higher due to increased plant and equipment expenditures.

     Net cash used for financing activities was lower in the three-month period due to an increase in short-term borrowings, partially offset by the redemption of long-term debt. Net cash used for financing activities for the six-month period was higher due to decreases in short-term borrowings and higher redemptions of long-term debt. Net cash used for financing activities for the twelve-month period was higher due to the redemption of preferred stock and a decrease in short-term borrowings, partially offset by increased funds received from Trustees and the purchase of common stock in the prior period.

ADDITIONAL INFORMATION

     In May and June 1996, Detroit Edison purchased a total of $50 million of General and Refunding Mortgage Bonds on the open market, consisting of $29.5 million of 7.74% 1993 Series J, $19.5 million of 8.24% 1993 Series C and $1 million of 8.25% 1993 Series C. These bonds have been canceled.

     Detroit Edison's 1996 cash requirements for its capital expenditure program are estimated at $482 million, of which $222 million had been expended as of June 30, 1996.

     Detroit Edison's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Expenditures for 1996 non-regulated investments are estimated to range from $100 million to $200 million of which $27 million had been expended as of June 30, 1996.

     The Company had short-term credit arrangements of approximately $658 million at June 30, 1996, under which $95 million of borrowings were outstanding. Of the total amount, $200 million represents a DTE Capital Corporation Revolving Credit Agreement, backed by a Support Agreement from the Company. The remaining $458 million results from Detroit Edison arrangements.

CAPITALIZATION
- --------------------------------------------------------------------------------

     The Company's capital structure as of June 30, 1996 was 47.1% common shareholders' equity, 2.0% cumulative preferred stock of subsidiary and 50.9% long-term debt as compared to 45.7%, 4.3% and 50.0%, respectively, at December 31, 1995.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     On May 28, 1996 an order was issued by the Circuit Court for Wayne County, Michigan certifying a plaintiff class (Gilford, et al v Detroit Edison) in a lawsuit claiming that Detroit Edison had engaged in age and racial discrimination. Detroit Edison has appealed the class certification to the Michigan Court of Appeals and has, also, filed a motion for summary disposition of the lawsuit with the Circuit Court for Wayne County. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) The annual meeting of the holders of Common Stock of the Company was held on April 22, 1996. Proxies for the meeting were solicited pursuant to Regulation 14(a).

 (b) There was no solicitation in opposition to the Board of Directors' nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

      The terms of the previously elected eight directors listed below continue until the annual meeting dates shown after each name:


                     John E. Lobbia          April 28, 1997
                     Patricia S. Longe       April 28, 1997
                     Eugene A. Miller        April 28, 1997
                     Dean E. Richardson      April 28, 1997
                     Terence E. Adderley     April 27, 1998
                     Anthony F. Earley, Jr.  April 27, 1998
                     Allan D. Gilmour        April 27, 1998
                     Theodore S. Leipprandt  April 27, 1998


 (c) At the annual meeting of the holders of Common Stock of the Company held on April 22, 1996, the following five directors were elected to serve until the 1999 annual meeting with the votes shown:

                                                                   Total Vote
                                               Total Vote           Withheld
                                                for Each            from Each
                                                Director            Director
                                               -----------         ---------
    Lillian Bauder                             109,326,967         1,824,032
    David Bing                                 109,137,150         2,013,849
    Larry G. Garberding                        109,154,855         1,998,644
    Alan E. Schwartz                           107,586,022         3,564,977
    William Wegner                             109,201,430         1,949,569

     Shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year 1996 with the votes shown:

               For                 Against               Abstain
               ---                 -------               -------

           109,431,465             676,579              1,044,255

     Shareholders also voted on the two items below:


      (1) A shareholder proposal regarding criterion for closing the nuclear power plant.


                           For      Against     Abstain
                        ---------  ----------  ---------

                        6,960,710  85,513,799  6,613,725


      (2) A shareholder proposal regarding the cost of closing the nuclear power plant before its license expires.


                           For      Against     Abstain
                        ---------  ----------  ---------

                        7,840,120  82,673,496  6,574,620


 (d)  Not applicable.

ITEM 5 - OTHER INFORMATION.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report and in Item 5 - Other Information of the Quarterly Report, on March 1, 1996, MascoTech Forming Technologies, Inc., a Detroit Edison industrial customer currently purchasing approximately 25 MW of electricity annually (with the potential for an additional 6 MW annually), petitioned the MPSC to establish a "cost based fair and pro-competitive transportation rate" for its new and existing electric load. A March 19, 1996 Detroit Edison motion to dismiss asserting that the MPSC lacks jurisdiction to establish the requested rate is pending at the MPSC. The Michigan Attorney General has been permitted to intervene and another public utility that had been denied intervention by the ALJ has been granted intervenor status on appeal to the MPSC. Hearings commenced on June 24, 1996. The current procedural schedule provides that the ALJ will issue a PFD by September 30, 1996 and a final MPSC order will be issued in early December 1996.

     On May 8, 1996, the NRC issued the fifteenth Systematic Assessment of Licensee Performance report on Fermi 2 operations during the period from April 1994 through March 1996. The NRC assessment of nuclear activities was good overall.

     On May 21, 1996, the NRC issued Detroit Edison a Notice of Violation and Proposed Imposition of Civil Penalty in the amount of $50,000 for failure to take prompt action to identify and correct a potential common mode failure of water pumps at the Fermi 2 plant on February 5, 1996. Detroit Edison did not contest the violation or civil penalty. The civil penalty was paid on June 20, 1996.

     The state of Michigan's Mercury Pollution Prevention Task Force's final report, released in April 1996, reviewed sources of mercury and recommended action programs for reduction of mercury discharges to the environment from six main segments of society. The recommendations for the utility industry focused on encouraging the EPA to finalize its mercury study reports to Congress and the MPSC and utilities to support additional research to determine the full environmental costs of mercury emissions. The report also urged continued Michigan utility support of renewable energy projects and asked the utilities to develop a plan with timetables and goals to further reduce mercury usage or emissions. At this time, until studies are complete and resulting regulations, if any, are promulgated, the impact upon Detroit Edison cannot be determined.

     As discussed in Part I - Items 1 and 2 - Business and Properties, "Environmental Matters - Water" of the Annual Report, National Pollution Discharge Elimination System permits for Detroit Edison's power plants are issued by the MDEQ pursuant to delegation by the EPA under the federal Clean Water Act. One permit renewal was issued in June 1996 and one permit renewal application was filed, leaving six permit renewal applications (submitted in 1996, 1994 and earlier) pending. The expired permits remain effective until new permits are issued or denied.

     As discussed in Part 1 - Items 1 and 2 - Business and Properties, "Employees and Executive Officers - Employees" of the Annual Report, the Company and its directors and officers in their capacities as such are insured against liability for wrongful acts (to the extent defined) under three insurance policies. The aggregate coverage under the policies has been increased from $85 million to $95 million.

                       QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

     See pages 9 through 14.

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

ITEM 5 - OTHER INFORMATION.

     See the Company's "Item 5 - Other Information," which is incorporated herein by this reference.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i)  Exhibits filed herewith.

         Exhibit
         Number
         -------

         11-4 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-2 - Awareness Letter of Deloitte & Touche LLP regarding their report dated August 8, 1996.

         27-5 - Financial Data Schedule for the period ended June 30,
                1996 for the Company.

         27-6 - Financial Data Schedule for the period ended June 30,
                1996 for Detroit Edison.

    (ii) Exhibits incorporated herein by reference.

         3(a) -Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

         3(b) -Certificate containing resolution of the Detroit
               Edison Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-134 to Form 10-Q for quarter ended March 31,
               1993).

         3(c) -Certificate containing resolution of the Detroit
               Edison Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-140 to Form 10-Q for quarter ended March 31,
               1993).

         3(d) -Amended and Restated Articles of Incorporation of the
               Company, dated December 13, 1995 (Exhibit 3A (3.1) to the Company's Form 8-B filed January 2, 1996, File No. 1-11607).

     Exhibit
     Number
     ------

         3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to the
                Company's Form 8-B filed January 2, 1996, File No. 1-11607).

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

Exhibit
Number
- -------

                September 1, 1991  Exhibit 4-116 to Form 10-Q for quarter ended
                                     September 30, 1991
                November 1, 1991   Exhibit 4-119 to Form 10-K for year ended
                                     December 31, 1991
                January 15, 1992   Exhibit 4-120 to Form 10-K for year ended
                                     December 31, 1991
                February 29, 1992  Exhibit 4-121 to Form 10-Q for quarter ended
                                     March 31, 1992
                April 15, 1992     Exhibit 4-122 to Form 10-Q for quarter ended
                                     June 30, 1992
                July 15, 1992      Exhibit 4-123 to Form 10-Q for quarter ended
                                     September 30, 1992
                July 31, 1992      Exhibit 4-124 to Form 10-Q for quarter ended
                                     September 30, 1992
                November 30, 1992  Exhibit 4-130 to Registration No. 33-56496
                January 1, 1993    Exhibit 4-131 to Registration No. 33-56496
                March 1, 1993      Exhibit 4-141 to Form 10-Q for quarter ended
                                     March 31, 1993
                March 15, 1993     Exhibit 4-142 to Form 10-Q for quarter ended
                                     March 31, 1993
                April 1, 1993      Exhibit 4-143 to Form 10-Q for quarter ended
                                     March 31, 1993
                April 26, 1993     Exhibit 4-144 to Form 10-Q for quarter ended
                                     March 31, 1993
                May 31, 1993       Exhibit 4-148 to Registration No. 33-64296
                June 30, 1993      Exhibit 4-149 to Form 10-Q for quarter ended
                                     June 30, 1993 (1993 Series AP)
                June 30, 1993      Exhibit 4-150 to Form 10-Q for quarter ended
                                     June 30, 1993 (1993 Series H)
                September 15, 1993 Exhibit 4-158 to Form 10-Q for quarter ended
                                     September 30, 1993
                March 1, 1994      Exhibit 4-163 to Registration No. 33-53207
                June 15, 1994      Exhibit 4-166 to Form 10-Q for quarter ended
                                     June 30, 1994
                August 15, 1994    Exhibit 4-168 to Form 10-Q for quarter ended
                                     September 30, 1994
                December 1, 1994   Exhibit 4-169 to Form 10-K for year ended
                                     December 31, 1994
                August 1, 1995     Exhibit 4-174 to Form 10-Q for quarter ended
                                     September 30, 1995.

 4(b)    -    Collateral Trust Indenture (notes), dated as of June 30, 1993
              (Exhibit 4-152 to Registration No. 33-50325).

Exhibit
Number
- ------

 4(c)    -    First Supplemental Note Indenture, dated as of June 30, 1993
              (Exhibit 4-153 to Registration No. 33-50325).

 4(d)    -    Second Supplemental Note Indenture, dated as of September 15,
              1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30,
              1993).

 4(e)    -    Third Supplemental Note Indenture, dated as of August 15, 1994
              (Exhibit 4-169 to Form 10-Q for quarter ended September 30,
              1994).

 4(f)    -    First Amendment, dated as of December 12, 1995, to Third
              Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit
              4-12 to Registration No. 333-00023).

 4(g)    -    Fourth Supplemental Note Indenture, dated as of August 15, 1995
              (Exhibit 4-175 to Form 10-Q for quarter ended September 30,
              1995).

 4(h)    -    Fifth Supplemental Note Indenture, dated as of February 1, 1996
              (Exhibit 4-14 to Form 10-K for year ended December 31, 1995).

 4(i)    -    Standby Note Purchase Credit Facility, dated as of August 17,
              1994, among The Detroit Edison Company, Barclays Bank PLC, as
              Bank and Administrative Agent, Bank of America, The Bank of New
              York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan,
              LTD, Union Bank and Citicorp Securities, Inc. and First Chicago
              Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to
              Form 10-Q for quarter ended September 30, 1994).

 4(j)    -    Support Agreement, dated as of March 8, 1996, between the Company and Detroit Edison (Exhibit 4-176 to Form 10-Q for quarter ended
              March 31, 1996).

99(a)    -    Belle River Participation Agreement between Detroit Edison and
              Michigan Public Power Agency, dated as of December 1, 1982
              (Exhibit 28-5 to Registration No. 2-81501).

99(b)    -    Belle River Transmission Ownership and Operating Agreement
              between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c)    -    1988 Amended and Restated Loan Agreement, dated as of October 4,
              1988, between Detroit Edison and Renaissance (Exhibit 99-6 to
              Registration No. 33-50325).

Exhibit
Number
- -------

99(d)    -    First Amendment to 1988 Amended and Restated Loan Agreement,
              dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e)    -    Second Amendment to 1988 Amended and Restated Loan Agreement,
              dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f)    -    $200,000,000 364-Day Credit Agreement, dated as of September 1,
              1993, among Detroit Edison, Renaissance and Barclays Bank PLC,
              New York Branch, as Agent (Exhibit 99-12 to Registration No.
              33-50325).

99(g)    -    First Amendment, dated as of August 31, 1994, to $200,000,000
              364-Day Credit Agreement, dated September 1, 1993, among Detroit
              Edison, Renaissance, the Banks party thereto and Barclays Bank,
              PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(h)    -    Third Amendment, dated as of March 8, 1996, to $200,000,000
              364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to
              Form 10-Q for quarter ended March 31, 1996).

99(i)    -    $200,000,000 Three-Year Credit Agreement, dated September 1,
              1993, among Detroit Edison, Renaissance and Barclays Bank PLC,
              New York Branch, as Agent (Exhibit 99-13 to Registration No.
              33-50325).

99(j)    -    First Amendment, dated as of September 1, 1994, to $200,000,000
              Three-Year Credit Agreement, dated as of September 1, 1993, among
              Detroit Edison, Renaissance, the Banks party thereto and Barclays
              Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(k)    -    Third Amendment, dated as of March 8, 1996, to $200,000,000
              Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to
              Form 10-Q for quarter ended March 31, 1996).

Exhibit
Number
- -------

99(l)  -    1988 Amended and Restated Nuclear Fuel Heat Purchase Contract,
            dated October 4, 1988, between Detroit Edison and Renaissance
            (Exhibit 99-9 to Registration No. 33-50325).

99(m)  -    First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
            Purchase Contract, dated as of February 1, 1990, between Detroit
            Edison and Renaissance (Exhibit 99-10 to Registration No.
            33-50325).

99(n)  -    Second Amendment to 1988 Amended and Restated Nuclear Fuel Heat
            Purchase Contract dated as of September 1, 1993, between Detroit
            Edison and Renaissance (Exhibit 99-11 to Registration No.
            33-50325).

99(o)  -    Third Amendment, dated as of August 31, 1994, to 1988 Amended and
            Restated Nuclear Fuel Heat Purchase Contract, dated October 4,
            1988, between Detroit Edison and Renaissance (Exhibit 99-21 to Form
            10-Q for quarter ended September 30, 1994).

99(p)  -    Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and
            Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of
            October 4, 1988, between Detroit Edison and Renaissance (Exhibit
            99-10 to Form 10-Q for quarter ended March 31, 1996).

99(q)  -    Credit Agreement, dated as of March 1, 1996 among DTE Capital
            Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent (Exhibit 99-9 to Form 10-Q for quarter ended March 31,
            1996).

    (b)  Reports on Form 8-K

         Registrants did not file any Current Reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                   DTE ENERGY COMPANY
                                            --------------------------------
                                                     (Registrant)





Date  August 8, 1996                                /s/ SUSAN M. BEALE
     ---------------------                  --------------------------------
                                                      Susan M. Beale
                                         Vice President and Corporate Secretary





Date  August 8, 1996                              /s/ RONALD W. GRESENS
     ---------------------                  --------------------------------
                                                    Ronald W. Gresens
                                              Vice President and Controller

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                               THE DETROIT EDISON COMPANY
                                            --------------------------------
                                                     (Registrant)





Date  August 8, 1996                                /s/ SUSAN M. BEALE
     ---------------------                  --------------------------------
                                                      Susan M. Beale
                                         Vice President and Corporate Secretary





Date  August 8, 1996                              /s/ RONALD W. GRESENS
     ---------------------                  --------------------------------
                                                    Ronald W. Gresens
                                              Vice President and Controller

                   DTE ENERGY COMPANY (FILE NO. 1-11607) AND
                  THE DETROIT EDISON COMPANY (FILE NO. 1-2198)
                     QUARTERLY REPORTS ON FORM 10-Q FOR THE
                          QUARTER ENDED JUNE 30, 1996


                                 EXHIBIT INDEX



    (a)  Exhibits filed herewith.


Exhibit
Number                                                             Page No.
- -------                                                            --------



11-4 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

15-2 - Awareness Letter of Deloitte & Touche LLP regarding their report dated August 8, 1996.

27-5 - Financial Data Schedule for the period ended June 30,
       1996 for the Company.

27-6 - Financial Data Schedule for the period ended June 30,
       1996 for Detroit Edison.

                                         See Page Nos. __ through
                                         ___ for location of exhibits
                                         incorporated by reference

    (b)  Exhibits incorporated  by reference.

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

         3(d) - Amended and Restated Articles of Incorporation of the
              Company, dated December 13, 1995.

         3(e) - Agreement and Plan of Exchange.

         3(f) - Amended and Restated By-Laws, dated as of February
              26, 1996, of the Company.

         3(g) - Amended and Restated By-Laws, dated as of February
              26, 1996, of Detroit Edison.

         4(a) - Mortgage and Deed of Trust, dated as of October 1,
              1924, between Detroit Edison and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below:

              September 1, 1947
              October 1, 1968
              November 15, 1971
              January 15, 1973
              June 1, 1978
              June 30, 1982
              August 15, 1982
              October 15, 1985
              November 30, 1987
              July 15, 1989
              December 1, 1989
              February 15, 1990
              November 1, 1990
              April 1, 1991
              May  1, 1991
              May  15, 1991

            September 1, 1991
            November 1, 1991
            January 15, 1992
            February 29, 1992
            April 15, 1992
            July 15, 1992
            July 31, 1992
            November 30, 1992
            January 1, 1993
            March 1, 1993
            March 15, 1993
            April 1, 1993
            April 26, 1993
            May  31, 1993
            June 30, 1993
            June 30, 1993
            September 15, 1993
            March 1, 1994
            June 15, 1994
            August 15, 1994
            December 1, 1994
            August 1, 1995


 4(b)  -    Collateral Trust Indenture (notes), dated as of June 30, 1993.

 4(c)  -    First Supplemental Note Indenture, dated as of June 30, 1993.

 4(d)  -    Second Supplemental Note Indenture, dated as of September 15, 1993.

 4(e)  -    Third Supplemental Note Indenture, dated as of August 15, 1994.

 4(f)  -    First Amendment, dated as of December 12, 1995, to Third
            Supplemental Note Indenture, dated as of August 15, 1994.

 4(g)  -    Fourth Supplemental Note Indenture, dated as of August 15, 1995.

 4(h)  -    Fifth Supplemental Note Indenture, dated as of February 1, 1996.

 4(i)  -    Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and
            Administrative Agent, Bank of America, The Bank of New York, The
            Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union
            Bank and Citicorp Securities, Inc. and First Chicago Capital
            Markets, Inc. as Remarketing Agents.

 4(j)  -    Support Agreement, dated as of March 8, 1996, between the Company and Detroit Edison.

99(a)  -    Belle River Participation Agreement between Detroit Edison and
            Michigan Public Power Agency, dated as of December 1, 1982.

99(b)  -    Belle River Transmission Ownership and Operating Agreement between
            Detroit Edison and Michigan Public Power Agency, dated as of
            December 1, 1982.

99(c)  -    1988 Amended and Restated Loan Agreement, dated as of October 4,
            1988, between Detroit Edison and Renaissance.

99(d)  -    First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance.

99(e)  -    Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance.

99(f)  -    $200,000,000 364-Day Credit Agreement, dated as of September 1,
            1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New
            York Branch, as Agent.

99(g)  -    First Amendment, dated as of August 31, 1994, to $200,000,000
            364-Day Credit Agreement, dated September 1, 1993, among Detroit
            Edison, Renaissance, the Banks party thereto and Barclays Bank,
            PLC, New York Branch, as Agent.

99(h)  -    Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day
            Credit Agreement, dated September 1, 1993, as amended, among
            Detroit Edison, Renaissance, the Banks party thereto and Barclays
            Bank, PLC, New York Branch, as Agent.

99(i)  -    $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York
            Branch, as Agent.

99(j)  -    First Amendment, dated as of September 1, 1994, to $200,000,000
            Three-Year Credit Agreement, dated as of September 1, 1993, among
            Detroit Edison, Renaissance, the Banks party thereto and Barclays
            Bank, PLC, New York Branch, as Agent.

99(k)  -    Third Amendment, dated as of March 8, 1996, to $200,000,000
            Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

99(l)  -    1988 Amended and Restated Nuclear Fuel Heat Purchase Contract,
            dated October 4, 1988, between Detroit Edison and Renaissance.

99(m)  -    First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
            Purchase Contract, dated as of February 1, 1990, between Detroit
            Edison and Renaissance (Exhibit 99-10 to Registration No.
            33-50325).

99(n)  -    Second Amendment to 1988 Amended and Restated Nuclear Fuel Heat
            Purchase Contract dated as of September 1, 1993, between Detroit
            Edison and Renaissance.

99(o)  -    Third Amendment, dated as of August 31, 1994, to 1988 Amended and
            Restated Nuclear Fuel Heat Purchase Contract, dated October 4,
            1988, between Detroit Edison and Renaissance.

99(p)  -    Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and
            Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of
            October 4, 1988, between Detroit Edison and Renaissance.

99(q)  -    Credit Agreement, dated as of March 1, 1996 among DTE Capital
            Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.