Form 10-Q
period 1996-09-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1996-11-08
CIK 936340, 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                  REGISTRANTS; STATE OF
COMMISSION        INCORPORATION; ADDRESS; AND            I.R.S. EMPLOYER
FILE NUMBER       TELEPHONE NUMBER                       IDENTIFICATION NO.
-----------       ----------------------------           ------------------

1-11607           DTE Energy Company                     38-3217752
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-4000

1-2198            The Detroit Edison Company             38-0478650
                  (a Michigan corporation)
                  2000 2nd Avenue
                  Detroit, Michigan 48226-1279
                  313-235-8000




Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.               YES  X     NO
                                                                 ---        ---

At October 31, 1996, 145,119,875 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 1996 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
Definitions .........................................................................     3

Quarterly Report on Form 10-Q for DTE Energy Company:
            Part I- Financial Information ...........................................     4
                   Item 1 - Financial Statements (Unaudited) ........................     4
                            Notes to Consolidated Financial Statements (Unaudited) ..    14
                            Independent Accountants' Report .........................    16
                   Item 2 - Management's Discussion and Analysis of Financial
                            Condition and Results of Operations .....................    17
           Part II-Other Information ................................................    29
                   Item 1 - Legal Proceedings .......................................    29
                   Item 5 - Other Information .......................................    29
Quarterly Report on Form 10-Q for The Detroit Edison Company:
           Part I-Financial Information .............................................    31
                   Item 1 - Financial Statements (Unaudited) ........................    31
                   Item 2 - Management's Discussion and Analysis of Financial
                            Condition and Results of Operations .....................    31
           Part II-Other Information ................................................    31
                   Item 1 - Legal Proceedings .......................................    31
                   Item 5 - Other Information .......................................    31

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
 Edison Company:
                   Item 6 - Exhibits and Reports on Form 8-K  .......................    32

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q ..................    39
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q ..........    40

                                  DEFINITIONS



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

Mortgage Bonds ..........  Detroit Edison's General and Refunding Mortgage Bonds

MPSC ....................  Michigan Public Service Commission

MW ......................  Megawatts

NOPR ....................  Notice of Proposed Rulemaking

Note(s) .................  Note(s) to Consolidated Financial Statements
                             (Unaudited) appearing herein

PSCR ....................  Power Supply Cost Recovery

Quarterly Report ........  Quarterly Report to the Securities and Exchange
                             Commission on Form 10-Q for quarters ended
                             March 31, 1996 and June 30, 1996 for DTE Energy Company or The Detroit Edison Company, as the case may be

Quarterly Report Notes ..  Notes to Consolidated Financial Statements
                             (Unaudited) appearing in the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for quarters ended March 31, 1996 and June 30, 1996 for DTE Energy Company or The Detroit Edison Company, as the case may be

QUIDS ...................  Quarterly Income Debt Securities

Registrant ..............  Company or Detroit Edison, as the case may be

Renaissance .............  Renaissance Energy Company (an unaffiliated company)

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)




                                             Three Months Ended               Nine Months Ended              Twelve Months Ended
                                                September 30                    September 30                    September 30
                                      ---------------------------------------------------------------------------------------------
                                            1996             1995            1996            1995          1996            1995
                                      ---------------------------------------------------------------------------------------------
OPERATING REVENUES
 Electric - System                    $958,439          $1,008,450      $2,703,835      $2,710,411      $3,553,894      $3,500,793
 Electric - Interconnection             14,346              20,591          33,578          40,230          44,327          45,490
 Steam and other                         4,549               3,248          20,821          17,877          27,039          24,909
-----------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues       $977,334          $1,032,289      $2,758,234      $2,768,518      $3,625,260      $3,571,192
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                               $184,766          $  193,675      $  527,120      $  538,867      $  704,220      $  707,835
   Purchased power                      41,800              51,311         102,925         119,170         117,312          90,715
   Other operation                     157,582             195,323         466,831         481,694         620,434         648,325
 Maintenance                            65,218              66,406         217,518         178,780         278,853         253,207
 Steam heating special charges         149,231                   -         149,231               -         191,260               -
 Depreciation and amortization         131,959             125,383         394,563         375,057         520,117         492,730
 Deferred Fermi 2 amortization          (1,119)             (1,493)         (3,359)         (4,479)         (4,852)         (6,345)
 Amortization of deferred Fermi 2
   depreciation and return              25,485              23,248          76,453          69,742          99,701          90,949
 Taxes other than income                65,919              64,353         195,674         188,457         259,158         244,454
 Income taxes                           37,853              88,969         171,628         236,238         225,077         296,384
-----------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses       $858,694          $  807,175      $2,298,584      $2,183,526      $3,011,280      $2,818,254
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                      $118,640          $  225,114      $  459,650      $  584,992      $  613,980      $  752,938
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                $    456          $      369      $    1,430      $      952      $    1,886      $    1,061
 Other income and (deductions) - net      (925)             (7,637)         (7,550)        (25,913)        (11,883)        (37,906)
 Income taxes                              733               1,550           2,924           7,720           4,993          12,274
 Accretion income                        1,967               2,677           6,444           8,536           8,949          11,712
 Income taxes - disallowed plant
   costs and accretion income             (560)               (811)         (1,870)         (2,608)         (2,617)         (3,588)
-----------------------------------------------------------------------------------------------------------------------------------
       Net Other Income and
       (Deductions)                   $  1,671          $   (3,852)     $    1,378      $  (11,313)     $    1,328      $  (16,447)
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                       $ 68,916          $   69,353      $  206,537      $  205,873      $  276,263      $  273,679
 Amortization of debt discount,
   premium and expense                   2,959               2,849           8,881           8,427          11,766          11,178
 Other                                   1,421               1,698           3,464           7,912           5,218           5,498
 Allowance for borrowed funds used
   during construction (credit)           (826)               (594)         (2,588)         (1,535)         (3,322)         (2,241)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Charges                 $ 72,470          $   73,306      $  216,294      $  220,677      $  289,925      $  288,114
-----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF
 SUBSIDIARY                              2,908               6,544          13,108          21,355          19,490          28,763
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                            $ 44,933          $  141,412      $  231,626      $  331,647      $  305,893      $  419,614
===================================================================================================================================
COMMON SHARES OUTSTANDING
- AVERAGE                          145,119,875         144,905,909     145,119,875     144,882,040     144,727,881     144,876,686
EARNINGS PER COMMON SHARE             $   0.31          $     0.98      $     1.60      $     2.29      $     2.11      $     2.90
DIVIDENDS DECLARED PER SHARE
 OF COMMON STOCK                      $  0.515          $    0.515      $    1.545      $    1.545      $     2.06      $     2.06



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                         Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                            September 30            September 30            September 30
                                                      -----------------------------------------------------------------------
                                                          1996        1995        1996        1995        1996        1995
                                                      -----------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                           $  44,933   $ 141,412   $ 231,626   $ 331,647  $  305,893   $ 419,614
  Adjustments to reconcile net income to net
    cash from operating activities:
      Accretion income                                    (1,967)     (2,677)     (6,444)     (8,536)     (8,949)    (11,712)
      Depreciation and amortization                      131,959     125,383     394,563     375,057     520,117     492,730
      Deferred Fermi 2 amortization and return - net      24,366      21,755      73,094      65,263      94,849      84,604
      Deferred income taxes and investment
        tax credit - net                                 (46,885)      9,328     (18,273)     49,411      (5,161)     88,622
      Fermi 2 refueling outage - net                      (3,062)      3,058       3,454       9,813       6,716      11,080
      Steam heating special charges                      149,231           -     149,231           -     191,260           -
      Other                                               23,074       8,615      13,618       7,837      11,756     (35,929)
      Changes in current assets and liabilities:
        Customer accounts receivable and
          unbilled revenues                               (7,527)    (33,935)    (25,253)   (226,414)    (17,418)   (232,394)
        Other accounts receivable                         (8,029)     (4,159)    (12,768)     (7,633)     (8,587)    (22,135)
        Inventories                                       27,594      16,117      39,815     (11,547)     32,525     (17,216)
        Accounts payable                                 (21,608)     12,495     (23,865)      7,352     (13,168)     22,219
        Taxes payable                                     22,308      20,777      10,904      34,031     (25,776)     16,077
        Interest payable                                 (14,705)     20,273     (10,086)     19,159     (27,331)     19,624
        Other                                             18,187      13,880     (37,799)    (10,049)      3,505       8,289
-----------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                 $ 337,869   $ 352,322   $ 781,817   $ 635,391  $1,060,231   $ 843,473
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                     $(145,951)  $(113,148)  $(397,931)  $(293,126) $ (558,649)  $(400,480)
  Nuclear decommissioning trust funds                    (11,978)     (5,901)    (34,772)    (29,193)    (48,930)    (36,692)
  Non-utility investments                                   (260)      1,173      (6,545)      1,993      (6,673)     (9,563)
  Other changes in current assets and liabilities          1,753       9,413         906       5,825         855       9,596
  Other                                                   (2,210)    (24,668)    (16,464)    (30,632)    (18,677)    (39,306)
------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities             $(158,646)  $(133,131)  $(454,806)  $(345,133) $ (632,074)  $(476,445)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                           $  34,880   $       -   $ 219,880   $       -  $  219,880   $       -
  Funds received from Trustees:  Installment sales
    contracts and loan agreements                              -      22,175           -      22,175     179,350      62,260
  Decrease in short-term borrowings                      (94,988)   (138,877)    (36,990)    (36,489)     (3,000)    (74,472)
  Redemption of long-term debt                            (6,500)    (22,175)    (75,714)    (41,389)   (255,064)    (51,539)
  Redemption of preferred stock                                -           -    (185,000)          -    (185,955)          -
  Premiums on reacquired long-term debt                        -        (565)          -        (565)     (5,381)       (857)
  Dividends on common stock                              (74,737)    (75,474)   (224,212)   (224,689)   (298,887)   (299,292)
  Other                                                      (11)     (4,636)     (9,986)     (5,099)    (11,487)     (6,041)
------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities             $(141,356)  $(219,552)  $(312,022)  $(286,056) $ (360,544)  $(369,941)
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                     $  37,867   $    (361)  $  14,989   $   4,202  $   67,613   $  (2,913)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                                 42,070      12,685      64,948       8,122      12,324      15,237
------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                        $  79,937   $  12,324   $  79,937   $  12,324  $   79,937   $  12,324
==============================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)       $  83,770   $  49,199   $ 216,944   $ 188,898  $  302,459   $ 255,496
  Income taxes paid                                       51,248      60,757     165,194     137,237     258,494     183,920
  New capital lease obligations                           21,700       6,564      33,882       4,455      56,277       6,093
  Exchange of preferred stock of subsidiary for
    long-term debt                                             -      49,878           -      49,878           -      49,878
==============================================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                     September 30     December 31
                                                                         1996            1995
                                                                      -----------     -----------
UTILITY PROPERTIES
 Plant in service                                                     $13,670,679    $13,303,992
 Less:  Accumulated depreciation and amortization                      (5,315,708)    (4,928,316)
--------------------------------------------------------------------------------------------------
                                                                      $ 8,354,971    $ 8,375,676
 Construction work in progress                                            137,935        142,726
--------------------------------------------------------------------------------------------------
     Net utility properties                                           $ 8,492,906    $ 8,518,402
--------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $106,032 and $99,633, respectively)                             $   130,081    $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $473,644 and $427,831, respectively)                                133,532        145,463
--------------------------------------------------------------------------------------------------
     Net property under capital leases                                $   263,613    $   282,669
--------------------------------------------------------------------------------------------------
      Total owned and leased properties                               $ 8,756,519    $ 8,801,071
--------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                 $    63,233    $    21,576
 Investments and special funds                                             45,111         29,058
 Nuclear decommissioning trust funds                                      154,615        119,843
--------------------------------------------------------------------------------------------------
                                                                      $   262,959    $   170,477
--------------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and temporary cash investments                                  $    79,937    $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)       439,656        414,403
 Other accounts receivable                                                 50,432         37,664
 Inventories (at average cost)
   Fuel                                                                   122,580        162,796
   Materials and supplies                                                 143,310        142,782
 Prepayments                                                               45,436         12,910
--------------------------------------------------------------------------------------------------
                                                                      $   881,351    $   835,503
--------------------------------------------------------------------------------------------------

DEFERRED DEBITS
 Regulatory assets                                                    $ 1,018,210    $ 1,155,482
 Prepaid pensions                                                          93,151         81,865
 Unamortized debt expense                                                  45,233         40,936
 Other                                                                     41,583         45,257
--------------------------------------------------------------------------------------------------
                                                                      $ 1,198,177    $ 1,323,540
--------------------------------------------------------------------------------------------------
      TOTAL                                                           $11,099,006    $11,130,591
==================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                            September 30     December 31
                                                                1996            1995
                                                            ------------     -----------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
   authorized; 145,119,875 shares outstanding               $ 1,951,437      $ 1,951,437
 Retained earnings used in the business                       1,489,484        1,484,871
------------------------------------------------------------------------------------------
      Total common shareholders' equity                     $ 3,440,921      $ 3,436,308
 Cumulative preferred stock of subsidiary                       144,405          326,604
 Long-term debt                                               3,775,301        3,756,094
------------------------------------------------------------------------------------------
      Total Capitalization                                  $ 7,360,627      $ 7,519,006
------------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                           $   119,823      $   128,362
 Other postretirement benefits                                   14,256           24,381
 Other                                                           72,934           58,424
------------------------------------------------------------------------------------------
                                                            $   207,013      $   211,167
------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                      $         -      $    36,990
 Amounts due within one year
   Long-term debt                                               244,214          119,214
   Obligations under capital leases                             143,790          154,307
 Accounts payable                                               139,874          165,148
 Property and general taxes                                      18,050           34,416
 Income taxes                                                    26,785                -
 Accumulated deferred income taxes                               52,917           51,697
 Interest payable                                                52,042           62,128
 Dividends payable                                               77,644           81,102
 Payrolls                                                        88,019           72,164
 Fermi 2 refueling outage                                        17,796           14,342
 Other                                                          112,489          130,689
------------------------------------------------------------------------------------------
                                                            $   973,620      $   922,197
------------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                          $ 2,004,851      $ 2,052,875
 Accumulated deferred investment tax credits                    318,794          330,085
 Other                                                          234,101           95,261
------------------------------------------------------------------------------------------
                                                            $ 2,557,746      $ 2,478,221
------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
------------------------------------------------------------------------------------------
      TOTAL                                                 $11,099,006      $11,130,591
==========================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                                 Retained          Total
                                            Common Stock         Earnings          Common
                                         -------------------    Used in the     Shareholders'
                                         Shares       Amount     Business          Equity
-----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995          145,119,875  $ 1,951,437   $ 1,484,871     $ 3,436,308

   Expense associated with subsidiary
    preferred stock redeemed                                          (2,801)         (2,801)

   Net income                                                        231,626         231,626

   Cash dividends declared on
    Common stock - $1.545 per share                                 (224,212)       (224,212)
-----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996         145,119,875  $ 1,951,437   $ 1,489,484     $ 3,440,921
===============================================================================================












    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)






                                                Three Months Ended           Nine Months Ended            Twelve Months Ended
                                                  September 30                 September 30                  September 30
                                           ----------------------------------------------------------------------------------------
                                               1996           1995          1996           1995           1996           1995
                                           ----------------------------------------------------------------------------------------
OPERATING REVENUES
  Electric - System                          $ 958,439    $ 1,008,450    $ 2,703,835   $ 2,710,411     $ 3,553,894   $ 3,500,793
  Electric - Interconnection                    14,346         20,591         33,578        40,230          44,327        45,490
  Steam                                          3,447          3,248         18,687        17,877          24,905        24,909
-----------------------------------------------------------------------------------------------------------------------------------
           Total Operating Revenues          $ 976,232    $ 1,032,289    $ 2,756,100   $ 2,768,518     $ 3,623,126   $ 3,571,192
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
   Fuel                                      $ 184,766    $   193,675    $   527,120   $   538,867     $   704,220   $   707,835
   Purchased power                              41,800         51,311        102,925       119,170         117,312        90,715
   Other operation                             155,251        195,323        461,217       481,694         614,820       648,325
  Maintenance                                   65,218         66,406        217,518       178,780         278,853       253,207
  Steam heating special charges                149,231              -        149,231             -         191,260             -
  Depreciation and amortization                131,849        125,383        394,242       375,057         519,796       492,730
  Deferred Fermi 2 amortization                 (1,119)        (1,493)        (3,359)       (4,479)         (4,852)       (6,345)
  Amortization of deferred Fermi 2
   depreciation and return                      25,485         23,248         76,453        69,742          99,701        90,949
  Taxes other than income                       65,916         64,353        195,566       188,457         259,050       244,454
  Income taxes                                  38,554         88,969        173,424       236,238         226,873       296,384
-----------------------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses          $ 856,951    $   807,175    $ 2,294,337   $ 2,183,526     $ 3,007,033   $ 2,818,254
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                             $ 119,281    $   225,114    $   461,763   $   584,992     $   616,093   $   752,938
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for other funds used
   during construction                       $     456    $       369    $     1,430   $       952     $     1,886   $     1,061
  Other income and (deductions) - net           (1,492)        (7,637)        (9,678)      (25,913)        (14,011)      (37,906)
  Income taxes                                     733          1,550          2,924         7,720           4,993        12,274
  Accretion income                               1,967          2,677          6,444         8,536           8,949        11,712
  Income taxes - disallowed plant
    costs and accretion income                    (560)          (811)        (1,870)       (2,608)         (2,617)       (3,588)
-----------------------------------------------------------------------------------------------------------------------------------
           Net Other Income and
           (Deductions)                      $   1,104    $    (3,852)   $      (750)  $   (11,313)    $      (800)  $   (16,447)
------------------------------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                             $  68,916    $    69,353    $   206,537   $   205,873     $   276,263   $   273,679
  Amortization of debt discount,
   premium and expense                           2,947          2,849          8,855         8,427          11,740        11,178
  Other                                          1,327          1,698          3,268         7,912           5,022         5,498
  Allowance for borrowed funds used
   during construction (credit)                   (826)          (594)        (2,588)       (1,535)         (3,322)       (2,241)
------------------------------------------------------------------------------------------------------------------------------------
           Net Interest Charges              $  72,364    $    73,306    $   216,072   $   220,677     $   289,703   $   288,114
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                   $  48,021    $   147,956    $   244,941   $   353,002     $   325,590   $   448,377
PREFERRED STOCK DIVIDENDS                        2,908          6,544         13,108        21,355          19,490        28,763
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON
 STOCK                                       $  45,113    $   141,412    $   231,833   $   331,647     $   306,100   $   419,614
====================================================================================================================================

Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Item 1 of the Company's report.





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                     September 30      December 31
                                                                         1996             1995
                                                                     ------------      -----------
UTILITY PROPERTIES
 Plant in service                                                    $ 13,670,679      $13,303,992
 Less:  Accumulated depreciation and amortization                      (5,315,708)      (4,928,316)
-----------------------------------------------------------------------------------------------------
                                                                     $  8,354,971      $ 8,375,676
 Construction work in progress                                            137,935          142,726
-----------------------------------------------------------------------------------------------------
     Net utility properties                                          $  8,492,906      $ 8,518,402
-----------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $106,032 and $99,633, respectively)                            $    130,081      $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $473,644 and $427,831, respectively)                                133,532          145,463
-----------------------------------------------------------------------------------------------------
     Net property under capital leases                               $    263,613      $   282,669
-----------------------------------------------------------------------------------------------------
      Total owned and leased properties                              $  8,756,519      $ 8,801,071
-----------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $      7,731      $    21,576
 Investments and special funds                                             26,489           29,058
 Nuclear decommissioning trust funds                                      154,615          119,843
-----------------------------------------------------------------------------------------------------
                                                                     $    188,835      $   170,477
-----------------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and temporary cash investments                                 $     27,697      $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)       439,656          414,403
 Other accounts receivable                                                 47,791           37,664
 Inventories (at average cost)
   Fuel                                                                   122,580          162,796
   Materials and supplies                                                 143,310          142,782
 Prepayments                                                               45,160           12,910
-----------------------------------------------------------------------------------------------------
                                                                     $    826,194      $   835,503
-----------------------------------------------------------------------------------------------------

DEFERRED DEBITS
 Regulatory assets                                                   $  1,018,210      $ 1,155,482
 Prepaid pensions                                                          93,151           81,865
 Unamortized debt expense                                                  45,233           40,936
 Other                                                                     37,061           45,257
----------------------------------------------------------------------------------------------------
                                                                     $  1,193,655      $ 1,323,540
----------------------------------------------------------------------------------------------------
      TOTAL                                                          $ 10,965,203      $11,130,591
====================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                             September 30     December 31
                                                                 1996            1995
                                                             ------------     ------------
  CAPITALIZATION
   Common stock - $10 par value, 400,000,000 shares
     authorized; 145,119,875 shares outstanding              $ 1,451,199      $ 1,451,199
   Premium on common stock                                       547,799          547,799
   Common stock expense                                          (47,561)         (47,561)
   Retained earnings used in the business                      1,391,229        1,484,871
--------------------------------------------------------------------------------------------
        Total common shareholders' equity                    $ 3,342,666      $ 3,436,308
   Cumulative preferred stock                                    144,405          326,604
   Long-term debt                                              3,740,421        3,756,094
--------------------------------------------------------------------------------------------
        Total Capitalization                                 $ 7,227,492      $ 7,519,006
--------------------------------------------------------------------------------------------

  OTHER NON-CURRENT LIABILITIES
   Obligations under capital leases                          $   119,823      $   128,362
   Other postretirement benefits                                  14,256           24,381
   Other                                                          72,934           58,424
--------------------------------------------------------------------------------------------
                                                             $   207,013      $   211,167
--------------------------------------------------------------------------------------------

  CURRENT LIABILITIES
   Short-term borrowings                                     $         -      $    36,990
   Amounts due within one year
     Long-term debt                                              244,214          119,214
     Obligations under capital leases                            143,790          154,307
   Accounts payable                                              136,328          165,148
   Property and general taxes                                     18,048           34,416
   Income taxes                                                   26,881                -
   Accumulated deferred income taxes                              52,918           51,697
   Interest payable                                               52,041           62,128
   Dividends payable                                              82,723           81,102
   Payrolls                                                       87,858           72,164
   Fermi 2 refueling outage                                       17,796           14,342
   Other                                                         111,073          130,689
-------------------------------------------------------------------------------------------
                                                             $   973,670      $   922,197
-------------------------------------------------------------------------------------------

  DEFERRED CREDITS
   Accumulated deferred income taxes                         $ 2,004,133      $ 2,052,875
   Accumulated deferred investment tax credits                   318,794          330,085
   Other                                                         234,101           95,261
-------------------------------------------------------------------------------------------
                                                             $ 2,557,028      $ 2,478,221
-------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES (NOTE 2)
-------------------------------------------------------------------------------------------
        TOTAL                                                $10,965,203      $11,130,591
===========================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)



                                                          Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                             September 30            September 30            September 30
                                                        -------------------------------------------------------------------------
                                                           1996        1995        1996        1995          1996        1995
                                                        -------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                            $   48,021   $ 147,956   $ 244,941   $ 353,002   $  325,590    $ 448,377
  Adjustments to reconcile net income to net
    cash from operating activities:
      Accretion income                                      (1,967)     (2,677)     (6,444)     (8,536)      (8,949)     (11,712)
      Depreciation and amortization                        131,849     125,383     394,242     375,057      519,796      492,730
      Deferred Fermi 2 amortization and return - net        24,366      21,755      73,094      65,263       94,849       84,604
      Deferred income taxes and investment
         tax credit - net                                  (46,921)      9,328     (18,361)     49,411       (5,249)      88,622
      Fermi 2 refueling outage - net                        (3,062)      3,058       3,454       9,813        6,716       11,080
      Steam heating special charges                        149,231           -     149,231           -      191,260            -
      Other                                                 10,968       8,615       4,687       7,837        2,851      (35,929)
      Changes in current assets and liabilities:
        Customer accounts receivable and
           unbilled revenues                                (7,527)    (33,935)    (25,253)   (226,414)     (17,418)    (232,394)
        Other accounts receivable                           (9,185)     (4,159)    (10,127)     (7,633)      (5,946)     (22,135)
        Inventories                                         27,594      16,117      39,815     (11,547)      32,525      (17,216)
        Accounts payable                                   (14,972)     12,495     (27,411)      7,352      (16,714)      22,219
        Taxes payable                                       24,083      20,777      10,998      34,031      (25,682)      16,077
        Interest payable                                   (14,630)     20,273     (10,087)     19,159      (27,332)      19,624
        Other                                               30,627      13,880     (39,100)    (10,049)       2,204        8,289
----------------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                  $  348,475   $ 358,866   $ 783,679   $ 656,746   $1,068,501   $  872,236
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                      $ (130,084)  $(113,148)  $(355,461)  $(293,126)  $ (516,179)  $ (400,480)
  Nuclear decommissioning trust funds                      (11,978)     (5,901)    (34,772)    (29,193)     (48,930)     (36,692)
  Non-utility investments                                        -       1,173           -       1,993         (128)      (9,563)
  Other changes in current assets and liabilities            1,753       9,413         906       5,825          856        9,596
  Other                                                     (2,591)    (24,668)     (4,936)    (30,632)      (7,150)     (39,306)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities              $ (142,900)  $(133,131)  $(394,263)  $(345,133)  $ (571,531)  $ (476,445)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                            $        -   $       -   $ 185,000   $       -   $  185,000   $        -
  Funds received from Trustees:  Installment sales
    contracts and loan agreements                                -      22,175           -      22,175      179,350       62,260
  Decrease in short-term borrowings                        (94,988)   (138,877)    (36,990)    (36,489)      (3,000)     (74,472)
  Redemption of long-term debt                              (6,500)    (22,175)    (75,714)    (41,389)    (255,064)     (51,539)
  Redemption of preferred stock                                  -           -    (185,000)          -     (185,955)           -
  Premiums on reacquired long-term debt
    and preferred stock                                          -        (565)     (1,850)       (565)      (7,231)        (857)
  Dividends on common and preferred stock                 (82,724)     (82,018)   (249,086)   (246,044)    (330,169)    (328,055)
  Cash portion of restructuring dividend to parent               -           -     (56,510)          -      (56,510)           -
  Other                                                          -      (4,636)     (6,517)     (5,099)      (8,018)      (6,041)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities              $ (184,212)  $(226,096)  $(426,667)  $(307,411)  $ (481,597)  $ (398,704)
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS                                      $   21,363   $    (361)  $ (37,251)  $   4,202   $   15,373   $   (2,913)
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                                    6,334      12,685      64,948       8,122       12,324       15,237
----------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                         $   27,697   $  12,324   $  27,697   $  12,324   $   27,697   $   12,324
==================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)        $   83,613   $  49,199   $ 216,765   $ 188,898   $  302,280   $  255,496
  Income taxes paid                                         51,922      60,757     167,088     137,237      260,388      183,930
  New capital lease obligations                             21,700       6,564      33,882       4,455       56,277        6,093
  Exchange of preferred stock for long-term debt                 -      49,878           -      49,878            -       49,878
  Non-cash portion of restructuring dividend to parent           -           -      26,716           -       26,716            -
==================================================================================================================================



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                         Common Stock              Premium                   Retained        Total
                                     ----------------------          on         Common       Earnings        Common
                                                    $10 Par        Common       Stock      Used in the    Shareholders'
                                     Shares          Value         Stock       Expense       Business        Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995        145,119,875   $ 1,451,199    $ 547,799    $ (47,561)    $ 1,484,871    $ 3,436,308


 Expense associated with preferred
   stock redeemed                                                                                (2,801)        (2,801)

 Net income                                                                                     244,941        244,941

 Cash dividends declared
   Common stock - $1.65 per share                                                              (239,448)      (239,448)
   Cumulative preferred stock*                                                                  (13,108)       (13,108)

 Restructuring dividend to parent                                                               (83,226)       (83,226)
----------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996       145,119,875   $ 1,451,199    $ 547,799    $ (47,561)    $ 1,391,229    $ 3,342,666
======================================================================================================================


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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The preceding consolidated financial statements are unaudited, but, in the opinion of the Company and Detroit Edison, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - FERMI 2

     Fermi 2, a nuclear generating unit, was shut down on September 27, 1996 to replace one-third of its nuclear fuel and install three new low-pressure turbines. With the installation of these new turbines the unit is expected to initially operate at 1085 MW, up from 878 MW prior to this shut down. The expected cost of replacing the turbines is between $45-50 million. The cost will be capitalized and is expected to be recovered in rates. The plant is scheduled to restart in November 1996.

NOTE 3 - STEAM HEATING SPECIAL CHARGES

     As discussed in Note 14 of the Annual Report Notes and Note 2 of the Quarterly Report Notes for the quarter ended June 30, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 in the fourth quarter of 1995. As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million ($32 million after-tax) or $0.22 per share.

     During the third quarter of 1996, following the completion of a review of its steam heating operations, Detroit Edison recorded a special charge to net income of $149.2 million ($97 million after-tax) or $0.67 per share. The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under the agreement with the Greater Detroit Resource Recovery Facility, the retirement and closure of a portion of the steam heating system in 1997, and the investment of $18 million to improve service to remaining customers.


                        ----------------------------

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

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of DTE Energy Company and
       The Detroit Edison Company


We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of September 30, 1996, and the related condensed consolidated statements of income and of cash flows for the three-month, nine-month, and twelve-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of common shareholders' equity for the nine-month period ended September 30, 1996. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

Detroit, Michigan
November 7, 1996

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three, nine and twelve months ended September 30, 1996, as compared to the same periods in 1995, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are not materially different.

RESULTS OF OPERATIONS

     For the three months ended September 30, 1996, the Company's net income was $44.9 million, or $0.31 per share, down 68 percent from the $141.4 million, or $0.98 per share earned in the three months ended September 30, 1995. The decrease in net income was due to a $149.2 million ($97 million after-tax), or $0.67 per share, special charge to net income following completion of Detroit Edison's review of its steam heating operations. Without the special charge, third quarter earnings would have equaled the $0.98 per share reported for the same period in 1995.

     For the nine months ended September 30, 1996, the Company's net income was $231.6 million, or $1.60 per share, down 30 percent from the $331.6 million, or $2.29 per share earned in the nine months ended September 30, 1995. The nine-month period this year included the steam heating special charge.

     For the twelve months ended September 30, 1996, the Company's net income was $305.9 million, or $2.11 per share, down 27 percent from the $419.6 million, or $2.90 per share earned in the twelve months ended September 30, 1995. The twelve-month period this year included the special charge of $149.2 million ($97 million after-tax), or $0.67 per share and the write off of the remaining net book value of steam heating plant assets of $42 million ($32 million after-tax), or $0.22 per share.

     At September 30, 1996, the book value of the Company's common stock was $23.68 per share, an increase of $0.06 per share or 0.25 percent since December 31, 1995. Return on average total common shareholders' equity was 8.8% and 12.4% for the twelve months ended September 30, 1996 and 1995, respectively.

     Detroit Edison's ratio of earnings to fixed charges was 2.68 and 3.31 for the twelve months ended September 30, 1996 and 1995, respectively. Detroit Edison's ratio of earnings to fixed charges and preferred stock dividends for the 1996 and 1995 twelve-month periods was 2.44 and 2.89, respectively.

OPERATING REVENUES

Total operating revenues of the Company increased (decreased) due to the following factors:

                                                              Three       Nine      Twelve
                                                              Months      Months    Months
                                                              ------    ----------   ------
                                                                        (Millions)
      Rate Changes
       Special Manufacturing Contracts                        $  (3)      $ (14)     $ (24)
       PSCR Clause                                               (3)        (27)         8
                                                             ------       -----      -----
                                                                 (6)        (41)       (16)

      System sales volume and mix                               (45)         14         50
      Interconnection sales                                      (6)         (7)        (1)
      Fermi 2 capacity factor performance standard reserve        -          16         12
      Other - net                                                 2           8          9
                                                              -----       -----      -----
            Total                                             $ (55)      $ (10)     $  54
                                                              =====       =====      =====


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

PSCR CLAUSE

     The decreases in PSCR Clause revenues for the three-month and nine-month periods resulted from lower average unit costs of fuel and purchased power. The increase in PSCR Clause revenue for the twelve-month period resulted from higher fuel and purchased power expense.

kWh SALES

     kWh sales increased (decreased) as follows:


                                                   Three         Nine       Twelve
                                                   Months       Months      Months
                                                -----------  -----------  ----------
     Residential                                  (12.6)%      (1.9)%       (0.2)%
     Commercial                                    (1.1)        1.3          2.0
     Industrial                                     5.4         3.2          3.5
     Other (includes primarily sales for resale)   (1.2)        2.7          2.3
        Total System                               (3.0)        1.0          1.8
     Interconnection                              (44.1)      (28.1)        (8.9)
        Total                                      (6.3)       (0.8)         1.2


     The decreases in residential sales reflect cooler summer weather in 1996 as compared with 1995. The commercial sales decrease for the three-month period reflects cooler summer weather, while increases in the nine-month and twelve-month periods were due to improved economic conditions.

     The increases in industrial sales reflect strong demand in the automotive and construction sectors.

     The increased sales to other customers for the nine-month and twelve-month periods reflect increased load requirements of wholesale for resale customers. The decreased sales to other customers for the three-month period reflect lower weather-related demand from the wholesale for resale customers.

     Interconnection sales decreases reflect a decreased demand for energy for all periods.

FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD RESERVE

     Because of a turbine-generator failure in December 1993, Fermi 2, a nuclear generating unit, was out of service in 1994 and early 1995, and operated at reduced capacity during the remainder of 1995 and the first three quarters of 1996. As a result, under the MPSC capacity factor performance standard, a disallowance of net incremental replacement power cost will be imposed in each of the years 1994-1998 for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U. S. boiling water reactors or 50%. Detroit Edison recorded a reserve for such disallowances of $31 million in 1994 and $32 million in 1995, which amounts were charged to operating revenues. For additional information, see Notes 2 and 3 in the Annual Report.

     Operating revenues have increased due to the absence of Fermi 2 reserve charges in the 1996 nine-month period, and due to a decrease in Fermi 2 reserve charges in the 1996 twelve-month period.

OPERATING EXPENSES

FUEL AND PURCHASED POWER


   Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                   Three         Nine         Twelve
                                                   Months       Months        Months
                                                   ------       ------        ------
                                                              (Millions)
     Net system output                            $ (14)       $  (5)          $  9
     Average unit cost                               (5)         (32)           (48)
     Fermi 2 business interruption insurance          -            6             59
     Other                                            1            3              3
                                                  -----        -----           ----
     Total                                        $ (18)       $ (28)          $ 23
                                                  =====        =====           ====

Net system output and average fuel and purchased power unit costs were as follows:

                                 Three Months                 Nine Months                Twelve Months
                         ----------------------------   -------------------------  --------------------------
                             1996           1995           1996          1995          1996          1995
                         -------------  -------------  ------------  ------------  ------------  ------------
                                           (Thousands of Megawatthours, "MWh")
 Power plant generation
   Fossil                    11,052        10,830        31,208         31,517        41,328        41,961
   Nuclear                    1,628         1,917         4,778          3,240         6,629         3,207
 Purchased power              1,190         2,018         3,177          4,724         3,876         6,077
                            -------       -------       -------        -------       -------       -------
 Net system output           13,870        14,765        39,163         39,481        51,833        51,245
                            =======       =======       =======        =======       =======       =======

 Average unit cost ($/MWh)  $ 15.16       $ 15.54       $ 14.73        $ 15.54       $ 14.68       $ 15.62
                            =======       =======       =======        =======       =======       =======

     Fuel and purchased power expense decreased in the three-month period due to lower net system output, and lower average unit costs resulting from increased usage of lower-cost western low-sulfur coal and a decrease in Fermi 2 fuel expense.

     For the nine-month period, fuel and purchased power expense decreased due to lower average unit costs resulting from increased usage of lower-cost western low-sulfur coal and lower cost nuclear generation, and lower net system output.

     For the twelve-month period, fuel and purchased power expense increased due to the prior-period receipt of Fermi 2 business interruption insurance and higher net system output, partially offset by lower average unit costs resulting from increased usage of lower cost nuclear generation and lower-cost western low-sulfur coal. Fermi 2 was out of service in 1994 and early 1995 as a result of a turbine-generator failure in December 1993.

OTHER OPERATION

Three Months

     Other operation expense decreased due primarily to expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material ($15 million), the Ludington Pumped Storage Plant fish mortality case ($8.4 million) and Electric Power Research Institute dues ($4.8 million), lower major storm expenses ($9 million) and lower incentive award expenses related to a shareholder value improvement plan ($3.7 million), partially offset by higher sales expenses ($2.7 million).

Nine Months

     Other operation expense decreased due primarily to expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material ($15 million), the Ludington Pumped Storage Plant fish mortality case ($8.4 million) and Electric Power Research Institute dues ($4.8 million), lower incentive award expenses related to a shareholder value improvement plan ($9.1 million) and lower major storm ($4 million) and injuries and damages ($3.5 million) expenses. These decreases were partially offset by higher nuclear plant expenses ($9.1 million), lump sum payments to union employees ($4.3 million) and higher sales ($4.4 million), demand side management ($3 million), employee retirement plan ($2.6 million) and other expenses.

Twelve Months

     Other operation expense decreased due primarily to expenses recorded in the year-earlier period for the write-off of obsolete and excess stock material ($21 million), the Ludington Pumped Storage Plant fish mortality case ($8.4 million), and Electric Power Research Institute dues ($4.8 million), lower uncollectible expense ($6.3 million), and lower injuries and damages expense ($4.1 million). These decreases were partially offset by higher demand side management expenses ($6 million), lump sum payments to union employees ($4.3 million) and higher sales expenses ($3.7 million).

MAINTENANCE

Three Months

     Maintenance expense decreased due to lower major storm ($8.3 million), fossil plant ($2.4 million) and nuclear plant ($1.1 million) expenses. These decreases were partially offset by higher overhead and underground lines support ($7.1 million), station maintenance ($1.8 million) and general property ($1.5 million) expenses.

Nine Months

     Maintenance expense increased due to higher overhead and underground lines support ($22.1 million), general property ($7.7 million), station equipment ($6.7 million) and nuclear plant ($4 million) expenses, partially offset by lower major storm expense ($2.9 million).

Twelve Months

     Maintenance expense increased due to higher overhead and underground lines support ($23.1 million), general property ($7.7 million) and station equipment ($9 million) expenses. These increases were partially offset by lower nuclear plant ($6.7 million) and fossil plant ($5.7 million) expenses.

STEAM HEATING SPECIAL CHARGES

     As the result of continuing losses in the operation of its steam heating business, upon adoption of Statement of Financial Accounting Standards No. 121 in the fourth quarter of 1995, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million. During the third quarter of 1996, following the completion of a review of its steam heating operations, Detroit Edison recorded a special charge to net income of $149.2 million ($97 million after-tax). The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under an agreement with the Greater Detroit Resource Recovery Facility, the retirement and closure of a portion of the steam heating system in 1997, and an investment of $18 million to improve service to remaining customers.

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

OTHER INCOME AND DEDUCTIONS

OTHER INCOME AND (DEDUCTIONS) - NET

Three Months

     Other deductions decreased due primarily to an increase in income from merchandising, jobbing and contract work ($2.8 million), a decrease in corporate contributions ($2.7 million), and a decrease in the write-off of unamortized expenses related to the open market purchases of Mortgage Bonds ($1.2 million), partially offset by higher promotional practices expense ($1.6 million).

Nine Months

     Other deductions decreased due primarily to lower promotional practices expense ($6.2 million), expenses recorded in the year-earlier period for the sale of accounts receivables and unbilled revenues ($3.1 million) and the formation of a holding company ($2.6 million), a decrease in corporate contributions ($2.7 million) and lower expenses related to merchandising, jobbing and contract work ($1.3 million), partially offset by an increase in the write-off of unamortized expenses related to the open market purchases of Mortgage Bonds ($1.5 million).

Twelve Months

     Other deductions decreased due primarily to expenses recorded in the year-earlier period for the sale of accounts receivable and unbilled revenues ($5.9 million), lower promotional practices expense ($5.9 million), lower corporate contributions ($4.8 million), a decrease in the write-off of unamortized expenses related to the open market purchases of Mortgage Bonds ($3.7 million) and lower expenses incurred in the formation of a holding company ($2.1 million).

ACCRETION INCOME

     Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances of plant costs. The annual amount of accretion income recorded decreases each year through 1998.

INTEREST CHARGES

LONG-TERM DEBT

Three Months

     Long-term debt interest charges were lower due to the early redemption of Mortgage Bonds, partially offset by the issuance of QUIDS.

Nine Months and Twelve Months

     Long-term debt interest charges were higher due to the issuance of QUIDS, partially offset by the early redemption of Mortgage Bonds.

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

LIQUIDITY AND CAPITAL RESOURCES

PRIVATE SECURITIES LITIGATION REFORM ACT -
FORWARD-LOOKING STATEMENTS

     Certain information presented in this Quarterly Report on Form 10-Q is based upon the expectations of the Company and Detroit Edison and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages reporting companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

     Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly-required FERC tariffs, actual sales, the effects of competition, pending regulatory proceedings, pending and proposed statutory changes, the recovery of stranded costs, environmental and nuclear requirements and the success of non-utility projects. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

COMPETITION

THE DETROIT EDISON COMPANY

     FERC. On April 24, 1996, the FERC issued Orders 888 and 889. Order 888 requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC. On July 9, 1996, Detroit Edison filed its Pro-Forma Open Access Transmission Tariff in compliance with FERC Order 888. The tariff sets forth the terms and conditions under which Detroit Edison will supply wholesale Firm and Non-Firm Point-to-Point Transmission Service as well as Network Integration Transmission Service (a service which allows the network customer to integrate, economically dispatch and regulate its network resources to serve its network load in a manner comparable to that in which the transmission provider utilizes its transmission system to serve its native load customers). Detroit Edison's filing also included the development and cost support for the rates to be charged for transmission service and the various ancillary services that are required to be offered. Order 888 permits the recovery of stranded costs on a case by case basis. The FERC has initiated proceedings to review Detroit Edison's tariff filing.

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

     By January 3, 1997, public utilities are required by Order 889 to obtain transmission information for wholesale transactions through a system on the Internet. Public utilities must separate transmission operations and reliability functions from wholesale marketing functions.

     FERC has also issued a NOPR on Capacity Reservation Transmission Tariffs ("CRT"). The NOPR requested comment by October 21, 1996 on whether there are certain disadvantages inherent in offering transmission service on both a network and point-to-point basis and whether comparability can be better accomplished using a single different methodology. The proposed CRT approach suggests that no later than December 31, 1997, all pro forma point-to-point and network service be replaced with a single point-to-point tariff that provides for reservation-based transmission service for all jurisdictional (wholesale sales and wholesale and retail transmission) service.

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

     The MPSC conducted a series of five public hearings during the months of July and August, 1996, to provide an opportunity for the public to address the issues surrounding the restructuring of the electric utility industry, including, but not limited to issues raised by the recommendations of the MJC.

     Detroit Edison is continuing to address its competitive status and the needs of its customers by entering into long-term (as long as 10 years) service contracts with large commercial and industrial customers. A number of such contracts, which must be approved by the MPSC prior to implementation, are pending before the MPSC.

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased for the three-month period due primarily to changes in current assets and liabilities. Net cash from operating activities increased in the nine-month and twelve-month periods due primarily to changes in current assets and liabilities, primarily as a result of the 1995 repurchase of customer accounts receivable and unbilled revenues.

     Net cash used for investing activities was higher due to increased plant and equipment expenditures.

     Net cash used for financing activities was lower in the three-month and twelve-month periods due primarily to a decrease in funds used to reduce short-term borrowings. Net cash used for financing activities for the nine-month period was higher due to higher redemptions of long-term debt. Net cash used for financing activities for Detroit Edison was higher in the nine-month and twelve-month periods due to the cash portion of a restructuring dividend to the Company.

ADDITIONAL INFORMATION

     During the period May through September 1996, Detroit Edison purchased a total of $56.5 million of Mortgage Bonds on the open market, consisting of $29.5 million of 7.74% 1993 Series J, $26.0 million of 8.24% 1993 Series C and $1 million of 8.25% 1993 Series C. These bonds have been canceled.

     Detroit Edison's 1996 cash requirements for its capital expenditure program are estimated at $482 million, of which $351 million had been expended as of September 30, 1996.

     Detroit Edison's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Detroit Edison had short-term credit arrangements of approximately $450 million at September 30, 1996, under which no borrowings were outstanding.

NON-REGULATED INVESTMENTS

     Expenditures for 1996 non-regulated investments are estimated at $80 million, of which $49 million had been expended at September 30, 1996.

     A project financing arrangement is in place for affiliate borrowings of up to $50 million, of which $32.3 million was outstanding at September 30, 1996. This arrangement is supported by specific project assets.

     At September 30, 1996, DTE Capital Corporation had a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which no borrowings were outstanding.

CAPITALIZATION

     The Company's capital structure as of September 30, 1996 was 46.7% common shareholders' equity, 2.0% cumulative preferred stock of subsidiary and 51.3% long-term debt as compared to 45.7%, 4.3% and 50.0%, respectively, at December 31, 1995.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     On May 28, 1996 an order was issued by the Circuit Court for Wayne County, Michigan certifying a plaintiff class (Gilford, et al v Detroit Edison) in a lawsuit claiming that Detroit Edison had engaged in age and racial discrimination. Detroit Edison has requested leave to appeal the class certification to the Michigan Court of Appeals and has, also, filed a motion for summary disposition of the lawsuit with the Circuit Court for Wayne County. In October, 1996, the Michigan Court of Appeals issued an order staying proceedings in the Circuit Court and directing that immediate consideration be given to the issue of whether to grant Detroit Edison's application for leave to appeal. Thereafter, the Court of Appeals dissolved the stay and denied leave for appeal. Detroit Edison has requested reconsideration of these rulings. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

ITEM 5 - OTHER INFORMATION.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission" of the Annual Report, Detroit Edison is subject to the regulatory jurisdiction, including rates, of the MPSC. On September 30, 1996, Detroit Edison filed its PSCR plan recommending a fuel adjustment for bills rendered in 1997. Fuel and purchased power costs are expected to decrease 10.6 percent, on average, in 1997 over the corresponding forecast for 1996. A pre-hearing conference in this matter is scheduled for November 1996.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Conservation and Demand-Side Management Programs" of the Annual Report, on April 11, 1994, the MPSC issued an order authorizing Detroit Edison to collect a surcharge to install energy conservation measures in low-income customer households. The MPSC, at Detroit Edison's request, approved the elimination of the surcharge in an order dated August 22, 1996.

     As discussed in part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Conservation and Demand-Side Management Programs" of the Annual Report, the MPSC in June 1988 ordered each Michigan gas and electric utility to file a biennial energy conservation report including a three-year plan. On August 5, 1996, Detroit Edison filed its fourth biennial plan for 1997 and beyond. In the plan, Detroit Edison requests that it be allowed to spend in 1997 (and 1998, if necessary) the remaining funds collected for its 1994-1996 energy conservation programs. An MPSC order is expected by the end of 1996.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Michigan Public Service Commission - Retail Wheeling" of the Annual Report and in Item 5 - Other Information of the Quarterly Report for the quarter ended June 30,

1996, MascoTech Forming Technologies, Inc., a Detroit Edison industrial customer currently purchasing approximately 25 MW of electricity annually (with the potential for an additional 6 MW annually) petitioned the MPSC to establish a "cost based fair and pro-competitive transportation rate" for its new and existing electric load. On August 5, 1996, in resolution of this petition Detroit Edison and MascoTech Forming Technologies, Inc. entered into a long-term Large Customer Contract. The MPSC issued an order on September 12, 1996 approving the contract and an order was issued on October 7, 1996, dismissing the MascoTech direct access case.

     As discussed in Part 1 - Items 1 and 2 - Business and Properties, "Environmental Matters - Water" of the Annual Report and Item 5 - Other Information of the Quarterly Report for the quarter ended June 30, 1996, National Pollution Discharge Elimination System ("NPDES") permits for Detroit Edison's power plants are issued by the MDEQ pursuant to delegation by the EPA under the federal Clean Water Act. The NPDES permit for the Fermi 2 Power Plant was issued on May 31, 1996. On July 24, an anti-nuclear power group filed a petition for a contested case hearing challenging the issuance of the permit. In September, 1996, the MDEQ filed a briefing memo recommending approval of the hearing request. An October 7, 1996 letter from the Administrative Law Judge announced the matter will now be moved to hearing. While it is unknown what the outcome of the hearing will be, the Fermi 2 permit remains in effect. Permit renewal applications for six other plants have been submitted (in 1994 and earlier); those existing expired permits remain effective until new permits are issued or denied.

     As discussed in Part 1 - Items 1 and 2 - Business and Properties, "Environmental Matters - Wastes and Toxic Substances" of the Annual Report and
Item 5 - Other Information of the Quarterly Report for the quarter ended March 31, 1996, in April, 1996, the MDEQ conducted an Integrated Assessment on Detroit Edison owned property, formerly known as the Monroe City Landfill, located next to the Monroe Power Plant. The site was on the State of Michigan's list of contaminated sites and the Comprehensive Environmental Response, Compensation and Liability Act list. In October, 1996, the company received a copy of the report and a letter from the MDEQ indicating that it was recommending that the site be designated "No Further Remedial Action Planned."

     An all time peak demand of 10,337 MW was experienced for Detroit Edison's system on August 7, 1996. The new peak, which included certain loads on the Company's interruptible rates, was served using a combination of installed generation, long-term purchases, and seasonal capacity purchases without any loss of power for firm customers. The previous peak was 10,049 MW set in August 1995.

                       QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED).

     See pages 9 through 15.

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

ITEM 5 - OTHER INFORMATION.

     By letter dated October 9, 1996, the Nuclear Regulatory Commission requested all reactor licensees, including Detroit Edison, to submit information concerning the adequacy and availability of nuclear power plant design basis information. This information is due March 1997. Detroit Edison will make its report submission on a timely basis.

     See the Company's "Item 5 - Other Information," which is incorporated herein by this reference.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i) Exhibits filed herewith.

        Exhibit
        Number

        4-177 - First Amendment, dated as of August 15, 1996, to Second
                Supplemental Note Indenture.

        11-5  - DTE Energy Company and Subsidiary Companies Primary and Fully
                Diluted Earnings Per Share of Common Stock.

        15-3 - Awareness Letter of Deloitte & Touche LLP regarding their report dated November 7, 1996.

        27-7 - Financial Data Schedule for the period ended September 30, 1996 for the Company.

        27-8 - Financial Data Schedule for the period ended September 30, 1996 for Detroit Edison.

        99-13 - Fourth Amendment, dated as of August 29, 1996, to $200,000,000
                364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

        99-14 - Fourth Amendment, dated as of September 1, 1996, to $200,000,000
                Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

    (ii) Exhibits incorporated herein by reference.

         3(a) - Restated Articles of Incorporation of Detroit Edison, as filed
                December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

     Exhibit
     Number

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

      3(d) - Amended and Restated Articles of Incorporation of the Company, dated December 13, 1995 (Exhibit 3A (3.1) to the Company's Form 8-B filed January 2, 1996, File No. 1-11607).

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

Exhibit
Number

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

Exhibit
Number

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

Exhibit
Number


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
            Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent (Exhibit 99-9 to Form 10-Q for quarter ended March 31,
            1996).

    (b)  Reports on Form 8-K

         The Registrants each filed a Current Report on Form 8-K, dated September 9, 1996, during the third quarter of 1996 in which it was disclosed that Detroit Edison was recording an additional non-cash charge to net income based upon a review of steam heating operations.

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





                                                   DTE ENERGY COMPANY
                                        --------------------------------------
                                                     (Registrant)





Date  November 7, 1996                            /s/ SUSAN M. BEALE
                                       ---------------------------------------
                                                      Susan M. Beale
                                        Vice President and Corporate Secretary





Date  November 7, 1996                            /s/ RONALD W. GRESENS
                                       ----------------------------------------
                                                      Ronald W. Gresens
                                               Vice President and Controller

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





                                                THE DETROIT EDISON COMPANY
                                        ---------------------------------------
                                                      (Registrant)




Date  November 7, 1996                             /s/ SUSAN M. BEALE
                                        ---------------------------------------
                                                       Susan M. Beale
                                         Vice President and Corporate Secretary





Date  November 7, 1996                             /s/ RONALD W. GRESENS
                                        ----------------------------------------
                                                       Ronald W. Gresens
                                                Vice President and Controller

                       QUARTERLY REPORTS ON FORM 10-Q FOR
                   DTE ENERGY COMPANY (FILE NO. 1-11607) AND
                  THE DETROIT EDISON COMPANY (FILE NO. 1-2198)

                                 EXHIBIT INDEX

(i) Exhibits filed herewith.


    Exhibit                                                            Page No.
    Number                                                             --------

    4-177  -    First Amendment, dated as of August 15, 1996, to Second
                Supplemental Note Indenture.

    11-5   -    DTE Energy Company and Subsidiary Companies Primary
                and Fully Diluted Earnings Per Share of Common Stock.

    15-3   -    Awareness Letter of Deloitte & Touche LLP regarding
                their report dated November 7, 1996.

    27-7   -    Financial Data Schedule for the period ended
                September 30, 1996 for the Company.

    27-8   -    Financial Data Schedule for the period ended
                September 30, 1996 for Detroit Edison.

    99-13  -    Fourth Amendment, dated as of August 29, 1996, to
                $200,000,000 364-Day Credit Agreement, dated as of September 1,
                1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

    99-14  -    Fourth Amendment, dated as of September 1, 1996, to
                $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New
                York Branch, as Agent.


(ii)  Exhibits incorporated by reference.          See Pages _____
                                                   through ____ for
                                                   location of Exhibits
                                                   Incorporated by
                                                   Reference


  3(a)   -    Restated Articles of Incorporation of Detroit Edison,
              as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

Exhibit
Number
-------

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
              1924, between Detroit Edison and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below:

              September 1, 1947
              October 1, 1968
              November 15, 1971
              January 15, 1973
              June 1, 1978
              June 30, 1982
              August 15, 1982
              October 15, 1985

Exhibit
Number
-------
              November 30, 1987
              July 15, 1989
              December 1, 1989
              February 15, 1990
              November 1, 1990
              April 1, 1991
              May 1, 1991
              May 15, 1991
              September 1, 1991
              November 1, 1991
              January 15, 1992
              February 29, 1992
              April 15, 1992
              July 15, 1992
              July 31, 1992
              November 30, 1992
              January 1, 1993
              March 1, 1993
              March 15, 1993
              April 1, 1993
              April 26, 1993
              May 31, 1993
              June 30, 1993
                (1993 Series AP)
              June 30, 1993
                (1993 Series H)
              September 15, 1993
              March 1, 1994
              June 15, 1994
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

Exhibit
Number
-------

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

Exhibit
Number
-------

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
            Purchase Contract, dated as of February 1, 1990, between Detroit
            Edison and Renaissance.

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