Form 10-K405
period 1996-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1997-03-25
CIK 936340, 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

COMMISSION                          REGISTRANTS; STATE OF INCORPORATION;                      I.R.S. EMPLOYER
FILE NUMBER                         ADDRESS; AND TELEPHONE NUMBER                             IDENTIFICATION NO.
-----------                         ------------------------------------                      ------------------
1-11607                             DTE Energy Company                                         38-3217752
                                    (a Michigan corporation)
                                    2000 2nd Avenue
                                    Detroit, Michigan 48226-1279
                                    313-235-4000

1-2198                              The Detroit Edison Company                                 38-0478650
                                    (a Michigan corporation)
                                    2000 2nd Avenue
                                    Detroit, Michigan 48226-1279
                                    313-235-8000

Securities registered pursuant to Section 12(b) of the Act:

                         TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------------------  -----------------------------------------
DTE ENERGY COMPANY
------------------
Common Stock, without par value                                         New York and Chicago Stock Exchanges

THE DETROIT EDISON COMPANY
--------------------------
Preferred Stock (7.74% and 7.75% Series), Cumulative, $100 par value    New York Stock Exchange

General and Refunding Mortgage Bonds (only Series S)                    New York Stock Exchange

Quarterly Income Debt Securities (QUIDS)
 (Junior Subordinated Deferrable Interest Debentures
 - 8.50% and 7-5/8% Series)                                             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               ------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.      YES  X  NO
                                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 1997, 145,103,729 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $4,389,387,802 based upon the closing price on the New York Stock Exchange.



                     (Over for continuation of cover page.)

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy's definitive proxy statement dated March 21, 1997 in connection with its Annual Meeting of Shareholders to be held on April 28, 1997 is incorporated herein by reference to Part III, Items 10, 11, 12 and 13 of DTE Energy's portion of this report and to Part III, Items 10, 11 and 13 of Detroit Edison's portion of this report hereof.

                     [This page intentionally left blank.]

                  CROSS REFERENCE TO INFORMATION CONTAINED IN
                DTE ENERGY COMPANY'S DEFINITIVE PROXY STATEMENT
                              DATED MARCH 21, 1997
                       (INCORPORATED HEREIN BY REFERENCE)



              ANNUAL REPORT
               ON FORM 10-K                         LOCATION OF INFORMATION
          FOR DTE ENERGY COMPANY                      IN PROXY STATEMENT
------------------------------------------  ---------------------------------------
Part III, Item 10 - Directors and           "The Election of Directors" - Pages 2-6
Executive Officers of the Registrant

                                            "Compliance with Section 16(a) of the
                                              Securities Exchange Act of 1934" -
                                              Page 21

Part III, Item 11 - Executive Compensation  "Board Compensation Committee Report
                                              on Executive Compensation" - Pages
                                              9-16

Part III, Item 12 - Security Ownership of   "Security Ownership of Certain
  Certain Beneficial Owners and Management    Beneficial Owners" - Pages 7-8

Part III, Item 13 - Certain Relationships   "Compensation Committee Interlocks and
and Related Transactions                      Insider Participation" - Page 16


              ANNUAL REPORT
               ON FORM 10-K                         LOCATION OF INFORMATION
      FOR THE DETROIT EDISON COMPANY                  IN PROXY STATEMENT
------------------------------------------  ---------------------------------------
Part III, Item 10 - Directors and           "The Election of Directors" - Pages 2-6
  Executive Officers of the Registrant

                                            "Compliance with Section 16(a) of the
                                              Securities Exchange Act of 1934" -
                                              Page 21

Part III, Item 11 - Executive Compensation  "Board Compensation Committee Report
                                              on Executive Compensation" - Pages
                                              9-16

Part III, Item 13 - Certain Relationships   "Compensation Committee Interlocks and
  and Related Transactions                    Insider Participation" - Page 16


                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1996 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to DTE Energy Company or any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS


                                                              PAGE
                                                              ----
Definitions ...............................................     5

ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY:
  Part I - Items 1 and 2 - Business and Properties ........     6
           General ........................................     6
           Non-Regulated Operations .......................     6
           Utility Operations .............................     7
            Certain Factors Affecting Public Utilities ....     9
            Capital Expenditure Program - Detroit Edison ..     9
            Financing .....................................    10
             Company ......................................    10
             Detroit Edison ...............................    10
            Properties ....................................    11
            Fuel Costs and Supply .........................    13
             Coal .........................................    13
             Oil ..........................................    13
             Gas ..........................................    13
             Nuclear ......................................    13
            Regulation and Rates ..........................    14
             Michigan Public Service Commission ...........    14
             Federal Energy Regulatory Commission .........    20
             Nuclear Regulatory Commission ................    20
            Environmental Matters .........................    21
             Air ..........................................    21
             Water ........................................    22
             Wastes and Toxic Substances ..................    22
           Employees and Executive Officers ...............    25
            Employees .....................................    25
            Executive Officers ............................    25
            Other Information .............................    26

                         TABLE OF CONTENTS (CONCLUDED)


            Item 3   - Legal Proceedings ....................................   26
            Item 4   - Submission of Matters to a Vote of Security Holders ..   27
 Part II  - Item 5   - Market for Registrant's Common Equity and Related
                         Stockholder Matters ................................   27
            Item 6   - Selected Financial Data ..............................   28
            Item 7   - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ................   29
            Item 8   - Financial Statements and Supplementary Data ..........   36
            Item 9   - Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure ................   60
Part III  - Item 10  - Directors and Executive Officers of the Registrant ...   60
            Item 11  - Executive Compensation ...............................   60
            Item 12  - Security Ownership of Certain Beneficial Owners and
                         Management .........................................   61
            Item 13  - Certain Relationships and Related Transactions .......   61


ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY:
 Part I  -  Items 1 and 2 - Business and Properties .........................   62
            Item 3  -  Legal Proceedings ....................................   63
            Item 4  -  Submission of Matters to a Vote of Security Holders ..   63
Part II  -  Item 5  -  Market for Registrant's Common Equity and Related
                         Stockholder Matters ................................   63
            Item 6  -  Selected Financial Data ..............................   64
            Item 7  -  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .................   64
            Item 8  -  Financial Statements and Supplementary Data ..........   64
            Item 9  -  Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure ................   64
Part III -  Item 10 -  Directors and Executive Officers of the Registrant ...   64
            Item 11 -  Executive Compensation ...............................   65
            Item 12 -  Security Ownership of Certain Beneficial Owners and
                         Management .........................................   65
            Item 13 -  Certain Relationships and Related Transactions .......   65


ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
   AND THE DETROIT EDISON COMPANY:
Part IV  -  Item 14 - Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K ............................................   66
Signature Page to DTE Energy Company Annual Report on Form 10-K .............   79
Signature Page to The Detroit Edison Company Annual Report on Form 10-K .....   80

                                  DEFINITIONS



 ABATE ...........  Association of Businesses Advocating Tariff Equity
 AFUDC ...........  Allowance for Funds Used During Construction (both borrowed and other funds)
 ALJ .............  Administrative Law Judge
 BTU .............  British Thermal Unit
 CERCLA ..........  Federal Comprehensive Environmental Response,
                     Compensation and Liability Act of 1980
 Company .........  DTE Energy Company and Subsidiary Companies
 Consumers .......  Consumers Energy Company (a wholly owned subsidiary of
                     CMS Energy Corporation)
 Detroit Edison ..  The Detroit Edison Company (a wholly owned subsidiary of
                     DTE Energy Company) and Subsidiary Companies
 DOE .............  United States Department of Energy
 DSM .............  Demand-Side Management
 EPA .............  United States Environmental Protection Agency
 ERA .............  Department of Energy's Economic Regulatory Administration
 FERC ............  Federal Energy Regulatory Commission
 IRP .............  Integrated Resource Plan
 ISO .............  Independent System Operator
 kWh .............  Kilowatthour
 Ludington .......  Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)
 MDEQ ............  Michigan Department of Environmental Quality
 MJC .............  Michigan Jobs Commission
 Mortgage Bonds ..  Detroit Edison's General and Refunding Mortgage Bonds
 MPSC ............  Michigan Public Service Commission
 MW ..............  Megawatt
 MWh .............  Megawatthour
 MWRC ............  Michigan Water Resources Commission
 NOPR ............  Notice of Proposed Rulemaking
 Note ............  Notes to Consolidated Financial Statements of the Company
                     and Detroit Edison
 NPDES ...........  National Pollutant Discharge Elimination System
 NRC .............  Nuclear Regulatory Commission
 PCB's ...........  Polychlorinated Biphenyls
 PFD .............  Proposal for Decision
 PRP .............  Potentially Responsible Party
 PSCR ............  Power Supply Cost Recovery
 Registrant ......  Company or Detroit Edison, as the case may be
 Renaissance .....  Renaissance Energy Company (an unaffiliated company)
 RFP .............  Request for Proposal
 SALP ............  Systematic Assessment of Licensee Performance
 SEC .............  Securities and Exchange Commission
 SFAS ............  Statement of Financial Accounting Standards

               ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY
                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

GENERAL

     DTE Energy Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of the Company. Also on January 1, 1996, Detroit Edison declared a dividend to the Company in the form of the stock of five subsidiaries: DE Energy Services, Inc., DTE Capital Corporation, Edison Development Corporation, Syndeco Realty Corporation and UTS Systems, Inc. As a result of this corporate restructuring, DTE Energy became the parent holding company of Detroit Edison and the five previously wholly-owned Detroit Edison subsidiaries. During 1996, the Company established two additional non-regulated subsidiaries: DTE Edison America, Inc., and Huron Energy Services, Inc. The new holding company structure is designed to provide financial flexibility for the development of new businesses, many of which are expected to be energy-related. It is also a mechanism for separating the regulated utility business of Detroit Edison from non-regulated businesses, thereby protecting the utility business from the potential risks of non-utility operations.

     The Company has no significant operations of its own. Detroit Edison is the Company's principal operating subsidiary, representing approximately 98.7% of the Company's assets at December 31, 1996. Certain of the Company's wholly-owned subsidiaries and affiliates are engaged in non-regulated energy-related businesses, with other projects still in the formative stages.

NON-REGULATED OPERATIONS

     Six wholly-owned subsidiaries, along with various affiliates, of the Company are engaged in non-regulated businesses, including energy-related services. Such services include the operation of landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development, power marketing, specialty engineering services and retail marketing of energy, communications and other convenience products. A seventh wholly owned subsidiary, DTE Capital Corporation, provides financial services to the Company's non-regulated subsidiaries.

     At February 28, 1997, DTE Capital Corporation had a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which no borrowings were outstanding.

     Cash requirements for non-regulated investments and capital expenditures in 1996, 1995 and 1994 were $60 million, $8 million and $15 million, respectively, and are estimated to range from $300 million to $350 million in 1997. Non-regulated investments and capital expenditures are expected to be externally financed.

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

                                        1996               1995                1994
                                  ----------------    ----------------    ----------------
                                          Percent             Percent             Percent
      Operating Revenues          Amount  of Total    Amount  of Total    Amount  of Total
------------------------------    ------- --------    ------ ---------    ------  --------
                                           (Thousands, except percentages)
Electric
 Residential .................  $1,198,265  32.9%   $1,210,925  33.3%   $1,136,169   32.3%
 Commercial ..................   1,505,613  41.3     1,495,820  41.1     1,473,309   41.9
 Industrial ..................     730,933  20.1       728,088  20.0       736,339   20.9
 Sales for resale and other ..     136,521   3.8       125,637   3.5       102,534    2.9
                                ---------- -----    ---------- -----    ----------  -----
   Total System ..............   3,571,332  98.1     3,560,470  97.9     3,448,351   98.0
 Interconnection .............      45,124   1.2        50,979   1.4        43,141    1.2
                                ---------- -----    ---------- -----    ----------  -----
   Total Electric ............   3,616,456  99.3     3,611,449  99.3     3,491,492   99.2
Steam Heating ................      25,587   0.7        24,095   0.7        27,849    0.8
                                ---------- -----    ---------- -----    ----------  -----
   Total Operating Revenues ..  $3,642,043 100.0%   $3,635,544 100.0%   $3,519,341  100.0%
                                ========== =====    ========== =====    ==========  =====

                                        1996               1995                1994
                                  ----------------    ----------------    ----------------
                                          Increase            Increase            Increase
                                         (Decrease)          (Decrease)          (Decrease)
                                         From Prior          From Prior          From Prior
           Sales                  Amount    Year      Amount    Year       Amount   Year
------------------------------    ------- --------    ------ ---------     ------ ---------
Electric (thousands of kWh)
  Residential.................  12,948,602  (0.4)%  13,006,210   6.9%    12,169,417   1.1%
  Commercial..................  17,705,938   1.3    17,470,922   2.5     17,041,446   6.5
  Industrial..................  14,062,601   1.7    13,825,456   3.5     13,356,351   5.9
  Sales for resale and other..   1,690,132   1.2     1,670,409   5.3      1,586,162 (31.6)
                                ----------          ----------           ----------
    Total System..............  46,407,273   0.9    45,972,997   4.1     44,153,376   2.8
  Interconnection                2,045,487 (31.1)    2,968,706  50.1      1,978,135 (45.2)
                                ----------          ----------           ----------
    Total Electric              48,452,760  (1.0)%  48,941,703   6.1%    46,131,511  (1.0)%
                                ==========          ==========           ==========
Steam Heating
  (thousands of lbs.)            3,095,605   4.3%    2,968,324  (4.5)%    3,109,596   3.5 %
                                ==========          ==========           ==========



      Customers (at Year-End)                   1996                 1995                1994
      -----------------------                   ----                 ----                ----
Electric
 Residential .......................           1,847,193           1,824,917           1,805,141
 Commercial ........................             175,431             173,651             172,221
 Industrial ........................                 980                 956                 889
 Other .............................               1,977               1,979               1,967
                                               ---------           ---------           ---------
  Total System .....................           2,025,581           2,001,503           1,980,218
 Interconnection ...................                   7                   7                   7
                                               ---------           ---------           ---------
  Total Electric ...................           2,025,588           2,001,510           1,980,225
                                               =========           =========           =========

Steam Heating ......................                 336                 344                 367
                                               =========           =========           =========



     During 1996, sales to automotive and automotive-related customers accounted for approximately 11% of total Detroit Edison operating revenues. Detroit Edison's 30 largest industrial customers accounted for approximately 17% of total operating revenues in 1996 and 1995, 18% in 1994, and no one customer accounted for more than 3%.

     Set forth below are comparisons of total system sales by year and quarter.


                                                  1996                1995              1994
                                                  ----                -----             -----
                                                                 (Thousands of kWh)
First Quarter ...............................   11,535,429          11,032,446        10,892,135
Second Quarter ..............................   11,225,623          11,004,935        10,696,503
Third Quarter ...............................   12,304,671          12,685,866        11,790,735
Fourth Quarter...............................   11,341,550          11,249,750        10,774,003
                                                ----------          ----------        ----------
  Total System ..............................   46,407,273          45,972,997        44,153,376
                                                ==========          ==========        ==========


     Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads. In 1996 a new all-time peak of 10,337 MW was reached in August. See "Properties".

     For information on long-term service contracts, which are expected to reduce revenues, see "Regulation and Rates" and for information on Detroit Edison's future sales growth which may be limited by the economic base in its service territory, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                ---------------------------------------------

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

     Detroit Edison is participating at both the Federal and state (Michigan) levels in legislative and administrative proceedings attempting to make the electric energy market competitive. These proceedings are dealing with the effects of competition on both public utilities and consumers. Issues under consideration include: (1) the recovery of stranded costs by public utilities now recovering capital costs under traditional ratemaking principles, (2) retail wheeling and open transmission access, and (3) revisions to (and the possible repeal of all or portions of) various federal and state energy-related statutes.

     The December 19, 1996 MPSC Staff Report on Electric Industry Restructuring, if adopted by the MPSC and Michigan legislature as proposed, would alter the regulatory process in Michigan and provide for a transition to competition for the non-nuclear generation segment of Detroit Edison's business. The Staff Report being considered provides for the recovery of regulatory assets, capital costs of Fermi 2 and costs incurred to implement the transition to competition. Also, if the Staff Report in its present form is adopted, the non-nuclear generation segment of Detroit Edison's business would not qualify for SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", accounting following the transition period. However, Detroit Edison believes that the nuclear generation and transmission and distribution segments of its business will continue to be regulated and qualify under the accounting model prescribed by SFAS No. 71.

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

     See Notes 1, 2 and 3, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and "Regulation and Rates" herein.

     CAPITAL EXPENDITURE PROGRAM - DETROIT EDISON

     Detroit Edison has no current plans to construct additional generating plants. Capital expenditures in 1996, 1995 and 1994 were $479 million (including $5 million of AFUDC), $444 million (including $4 million of AFUDC) and $365 million (including $4 million of AFUDC), respectively. Also, the purchase of leased equipment totaled $11.5 million in 1994.

     Projections for the 1997-2001 period contemplate capital expenditures of approximately $2.2 billion (including an estimated $15 million of AFUDC). The 1997 capital expenditure program is budgeted at $451 million (including $3 million of AFUDC). The 1997 capital expenditure program includes planned expenditures for production plant improvement projects ($93 million), transmission and distribution facilities ($285 million), and general plant and miscellaneous construction projects ($73 million).

     FINANCING

     COMPANY. Apart from the Board of Directors' approval, the Company is not required to obtain regulatory approval for the issuance of debt.

     At December 31, 1996, the book value of the Company's common stock was $23.69 per share as compared to $23.62 per share at December 31, 1995.

     DETROIT EDISON. Orders of the MPSC permit Detroit Edison to issue approximately $2.03 billion of securities for the purpose of refinancing
taxable debt and equity and to replace funds used for those purposes.   Detroit
Edison also has MPSC authority to refinance a substantial portion of its non-taxable debt obligations.

     Detroit Edison has an effective Shelf Registration Statement on file with the SEC pursuant to which it may issue up to $165 million in debt securities.

     Outstanding FERC orders authorize Detroit Edison to issue up to $1 billion of short-term debt through May 31, 1999. At February 28, 1997, Detroit Edison had short-term credit arrangements of $464 million under which no borrowings were outstanding.

                ----------------------------------------------

     See Notes 5, 7, 8, and 9 and also see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for information on Detroit Edison's 1996 issuance of $185 million of Quarterly Income Debt Securities, the redemption of Cumulative Preferred Stock totaling $185 million and the open market purchases of $56.5 million of Mortgage Bonds. From time to time, when economic, Detroit Edison repurchases debt securities on the open market.

     During the period January through March 24, 1997, Detroit Edison purchased a total of $21 million of Mortgage Bonds on the open market, consisting of $14 million of 7.74% 1993 Series J and $7 million of 7.81% 1993 Series E. These Mortgage Bonds have been cancelled.

     PROPERTIES

     The summer net rated capability of Detroit Edison's generating units is as follows:


                                                          Summer Net
                                 Location By        Rated Capability (2) (3)
                                  Michigan     ------------------------------        Year
        Plant Name (1)             County             (MW)             %          in Service
---------------------------------------------------------------------------------------------------

Fossil-fueled Steam-Electric
  Belle River (4)                 St. Clair          1,026         10.3%         1984 and 1985
  Greenwood                       St. Clair            785          7.8          1979
  Harbor Beach                    Huron                103          1.0          1968
  Marysville                      St. Clair            167          1.7          1930, 1943 and 1947
  Monroe                          Monroe             3,000         30.0          1971, 1973 and 1974
  River Rouge                     Wayne                500          5.0          1957 and 1958
  St. Clair                       St. Clair          1,379         13.8          1953, 1954, 1961 and 1969
  Trenton Channel                 Wayne                725          7.2          1949, 1950 and 1968
                                                     -----        -----
                                                     7,685         76.8%

Oil or Gas-fueled Peaking Units   Various              525          5.2          1966-1971 and 1981
Nuclear-fueled Steam-Electric
  Fermi 2 (5)                     Monroe               876          8.8          1988
Hydroelectric Pumped Storage
  Ludington (6)                   Mason                917          9.2          1973
                                                    ------        -----
                                                    10,003        100.0%
                                                    ======        =====

---------------------
(1)  See Note 8.

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

(5) Fermi 2 has a design electrical rating (net) of 1,139 MW, but is expected to operate at 1,085 MW with its scheduled second quarter 1997 return to service. See Note 2.

(6) Represents Detroit Edison's 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 312 MW to The Toledo Edison Company for the six-year period June 1, 1996 through May 31, 2002.

     The four Monroe units, two Belle River units, Fermi 2 and one unit at each of the Trenton Channel and St. Clair Power Plants account for 5,852 MW of Detroit Edison's summer net rated capability. These units, which commenced commercial operation during the period 1968 through 1988, are Detroit Edison's larger, more efficient generating units. The Monroe, Belle River, St. Clair, and Fermi 2 Power Plants provided approximately 42%, 16%, 16%, and 10% respectively, of Detroit Edison's total 1996 power plant generation.

     Sources of electric energy were as follows:


                                     1996           1995           1994
                                     ----           ----           ----
                                             (Thousands of MWh)
Power plant generation
  Fossil .........................  41,829          41,636          42,410
  Nuclear ........................   4,750           5,092             -
Purchased power ..................   5,149           5,423           6,599
                                    ------          ------          ------
Net system output ................  51,728          52,151          49,009
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

     Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $28.3 million, $20.6 million and $16.7 million for 1996, 1995 and 1994, respectively, and is currently estimated at $41 million for 1997.

     An all time peak demand of 10,337 MW was experienced for Detroit Edison's system on August 7, 1996. The new peak was served using a combination of installed generation, long-term purchases and seasonal capacity purchases. Previous peaks were 10,049 MW set in August 1995 and 9,878 MW set in June 1995. Based on the current load forecast and planned generating capability, Detroit Edison estimates that its summer reserve margin, expressed as a percentage of peak demand, will be approximately 12% for 1997 and 1998. Included as part of the 1997 and 1998 reserve margin projections are Detroit Edison's present and projected capacity purchases and anticipated peak reductions due to the implementation of various DSM programs, including the R-10 interruptible rate. The 1997 and 1998 reserve margins meet Detroit Edison's current planning criterion, which specifies a minimum reserve margin of 12%.

     Detroit Edison's electric generating plants are interconnected by a transmission system operating at up to 345 kilovolts through 94 transmission stations. As of December 31, 1996, electric energy was being distributed in Detroit Edison's service area through 582 substations over 2,996 distribution circuits.

     See Note 14 for information on the write-off of the remaining net book value of Detroit Edison's steam heating plant assets.

     FUEL COSTS AND SUPPLY

     Detroit Edison's 1992 through 1996 generating capability was primarily dependent upon coal. Fuel information for these periods is shown below.


                                                                                    Percent of
                         Cents Per Million BTU                                 Total Fuel Consumed         Average
       ------------------------------------------------------------     ---------------------------------   Cost
                                                                                                           Per Ton
                                                             All                                           of Coal
           Coal       Nuclear        Oil          Gas       Fuels       Coal   Nuclear        Oil     Gas  Consumed
       ----------    ---------   ----------   ----------  ---------     ----  ----------  ----------  ---  --------
1996    137 cents     94 cents    389 cents    194 cents  133 cents      86%       13%         -%      1%    $27.51
1995    139          108          359          204        137            85        14          -       1      28.78
1994    153            -          337          285        157            99         -          -       1      32.25
1993    154          111          358          259        148            81        18          -       1      31.68
1992    160           97          403          212        150            81        17          -       2      32.88


     COAL. Detroit Edison estimates that it will require approximately 600 million tons of coal over the next 35 years for its coal-fueled generating units. Detroit Edison expects to obtain a significant portion of its requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with five coal suppliers for a total purchase of up to 79 million tons of low-sulfur western coal to be delivered during the period from 1997 through 2005. It also has several contracts for the purchase of approximately 8 million tons of Appalachian coal with varying contract expiration dates through 1999. These existing long-term coal contracts include provisions for market price reopeners and price escalation as well as de-escalation.

     The low-sulfur western coal contracts have a maximum sulfur content of 0.55%. The Appalachian coal contracts range in maximum sulfur content from 0.80% to 3.5%. As required by the Michigan Air Pollution Control Commission, Detroit Edison's aggregate consumption of both types of coal averages below 1% sulfur content.

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

     NUCLEAR. Renaissance holds title to the nuclear fuel utilized at Fermi 2. Under the terms of a heat purchase contract between Detroit Edison and Renaissance, Detroit Edison makes quarterly payments to Renaissance for the cost of the nuclear fuel consumed and interest expense. For information on nuclear fuel financing, see Notes 9 and 10.

     Detroit Edison has sufficient supplies to meet 1998 Fermi 2 plant refueling requirements. Also, Detroit Edison believes that adequate uranium supplies exist to supplement existing contracts to meet plant requirements beyond 1998. Detroit Edison has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, Detroit Edison makes quarterly payments to the DOE based upon a fee of 1 mill per kWh applied to the Fermi 2 electricity generated and sold. Fees levied for 1996 totaled $4 million. The spent nuclear fuel disposal cost is included as a component of Detroit Edison's nuclear fuel expense. The Federal Nuclear Waste Policy Act of 1982 provides that in return for this fee the DOE is to provide a permanent repository for spent nuclear fuel by January 31, 1998 which statutory obligation was upheld in October 1996 by the United States Court of Appeals for the District of Columbia Circuit. Nevertheless, the DOE has indicated it will be unable to begin acceptance by the required date and has requested comments from Detroit Edison and other affected companies. The DOE and utilities with nuclear units are pursuing other interim storage options. Detroit Edison estimates that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2001, or until 2017 with the expansion of such storage capacity.

     On January 31, 1997, Detroit Edison and 35 other utilities filed suit against the DOE in the United States Court of Appeals for the District of Columbia Circuit, seeking authorization to escrow payments into the Nuclear Waste Fund because of the DOE's anticipated failure to meet its obligation to begin taking high level waste and spent nuclear fuel by January 31, 1998. A companion lawsuit seeking the same relief was filed by 46 states or state agencies on the same date. The MPSC has issued an order commencing an inquiry concerning the continuing collection from ratepayers of monies to pay into the Nuclear Waste Fund.

 REGULATION AND RATES

     MICHIGAN PUBLIC SERVICE COMMISSION. Detroit Edison is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs, accounting and various other matters.

     As discussed below and in "Certain Factors Affecting Public Utilities" herein and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, a restructuring of utility regulation is currently under consideration in Michigan. While all orders and proceedings discussed below are presently in effect, approval and implementation of a statutory restructuring may result in substantial changes to, if not reversal of, these orders and possible termination of the proceedings.

     MPSC orders issued in December 1988 and on January 21, 1994 are currently in effect with respect to Detroit Edison's rates and certain other revenue and operating-related matters.

     On January 21, 1994, the MPSC issued an order reducing Detroit Edison's rates in the amount of $78 million annually. The order was appealed before the Michigan Court of Appeals, which issued a favorable opinion on February 7, 1997. The Court's decision is now the subject of a motion for rehearing. See
Note 3 for a discussion of the provisions of the January 21, 1994 order.

     For information on the MPSC Staff Report on Electric Industry Restructuring, see Note 1 and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In an order dated February 5, 1997, the MPSC requested that Detroit Edison and Consumers make informational filings with the MPSC to disclose how they would propose to implement the Staff Report on Electric Industry Restructuring. The filings were to include, among other items, detailed calculations of anticipated stranded costs and transition changes.

     On March 7, 1997, Detroit Edison filed its response with the MPSC. Detroit Edison continues to support its position that direct access must be coupled with the opportunity to recover stranded costs. In addition, Detroit Edison indicated its support of restructuring contemplates the completion of all regulatory and legislative proceedings by December 31, 1997.

     In its filing, Detroit Edison establishes that neither available transmission capacity nor market power concerns are real barriers to implementation of the MPSC Staff's plan, especially during the 1997 - 2000 retail direct access phase-in period. Detroit Edison is a staunch advocate for prompt development of a Michigan ISO and is fully engaged in the work being carried on by 25 utilities in 10 states to develop a Midwest ISO. Detroit Edison has set a goal internally for the formation of a Michigan based ISO by June 1, 1998.

     Using the MPSC Staff Report definition of stranded costs, and assuming that all customers have direct access on January 1, 1997, Detroit Edison estimates the net after-tax present value of its stranded costs with reciprocity to be $5.4 billion. This value assumes that Detroit Edison can successfully remarket lost sales at the prevailing market clearing price. Without this mitigation, stranded costs without reciprocity would increase significantly. The MPSC Staff's reciprocity requirement makes this mitigation reasonable. Under the MPSC Staff's plan, the estimated $5.4 billion of stranded costs will be recovered through a combination of securitization and transition surcharges, Detroit Edison mitigation, and the adoption of an appropriate phase-in of direct access. All of these mechanisms operate in a manner that does not shift any costs to non-participants. Furthermore, the securitization feature using rate reduction bonds has been designed to deliver immediate rate decreases to all customers.

     The components for the mitigation or the recovery of the estimated $5.4 billion of stranded costs are: nuclear decommissioning non-bypassable surcharge $0.4 billion, securitization $2.4 billion, direct access phase-in $1.4 billion, competitive transition surcharge $0.4 billion and self-mitigation $0.8 billion.

     Detroit Edison proposes to securitize approximately $2.8 billion in assets. These assets will consist of $2 billion for Fermi 2 plant assets, $0.4 billion for regulatory assets and $0.4 billion for purchased power contracts from qualifying facilities. The $2.8 billion securitization results in a reduction of strandedness of $2.4 billion because the securitized amount includes cost items which are not included in the stranded cost calculation or Detroit Edison's balance sheet.

     Implementing securitization will result in a net rate decrease for all customers totaling approximately $295 million. The Company anticipates that the rate reduction bonds would be 15-year AAA rated with a coupon rate of 7.5%.

     During the transition period for each major customer group, utility generation costs will be frozen at 1996 levels. The transition period for industrial and large commercial customers served at primary voltage will end on January 1, 2001 and for small commercial and residential customers on January 1, 2004. Detroit Edison's filing maintained that such safeguards are needed for customers during the industry's move to a competitive market. The freeze will provide price stability for customers who remain on the utility's system during the transition period.

     In the filing, Detroit Edison recommended that transition charges only be assessed to customers leaving the utility system. Those who remain Detroit Edison customers will be protected from cost shifting. Transition charges, efforts to increase sales and operating efficiencies, and adoption of an appropriate phase-in of direct access will prevent cost shifting and are part of the stranded cost recovery process.

     Both the MPSC Staff Report and Detroit Edison endorse a bidding program to allocate capacity between customers interested in direct access, with the basic presumption being that the program will be oversubscribed during the phase-in period. An example of capacity allocations of 225 MW would be: residential 85 MW, small business 55 MW, large non-manufacturing 35 MW and industrial 50 MW.

     In its filing, Detroit Edison acknowledged that the deregulation of electric markets will result in financial uncertainty and risk to the shareholders of the Company. Detroit Edison will bear the risk of full replacement of electricity sales lost to retail wheeling, plus approximately an additional $800 million in mitigation responsibility which should largely be in place during the 2001 - 2004 time period, and which Detroit Edison anticipates will be achieved largely through reductions in operating and maintenance expenses.

     The MPSC will hold four public hearings on the informational filings on March 25, March 26, April 2, and April 3, 1997, and will receive additional written comments by April 7, 1997.

     On March 30, 1995, Detroit Edison submitted its 1994 PSCR reconciliation filing with the MPSC. On December 7, 1995, the MPSC approved a partial settlement agreement resolving most of the issues regarding the 1994 PSCR reconciliation and the Fermi 2 capacity factor performance standard disallowance for 1994. A January 1996 refund of $7.7 million plus interest was made to PSCR customers. Also, Interruptible Supply Rider (R-10) customers received a refund of $2.6 million. This partial settlement is intended to hold customers harmless from the effects of the December 1993 turbine-generator failure at Fermi 2. A final MPSC order was issued on April 10, 1996 which resolved all outstanding contested issues. As a result of the order, no additional refunds to customers will be required.

     In March, 1996, Detroit Edison requested the MPSC to carry its 1995 PSCR reconciliation case under-recovery of approximately $14.8 million forward to its 1996 PSCR reconciliation. In a December 1996 PFD, an ALJ recommended a $9.5 million disallowance of Fermi 2 nuclear fuel expense due to operations of the plant in 1995 at a reduced power output. Detroit Edison and the MPSC Staff believe the appropriate disallowance to be approximately $8 million. Detroit Edison awaits an order of the MPSC. See Note 3.

     On April 26, 1996, an MPSC ALJ issued his PFD in the Detroit Edison PSCR Plan for 1996. The ALJ adopted the adjustment proposed by the Michigan Attorney General to reduce 1996 PSCR expenses by $8.3 million because of lost fuel efficiency at Fermi 2 caused by the unit operating at a reduced power output until the installation of major turbine components during a scheduled refueling and maintenance outage that commenced in September 1996. In September, 1996, the MPSC approved Detroit Edison's request for the PSCR billing factor for 1996 and deferred consideration of the adjustment proposed by the Michigan Attorney General until the 1996 PSCR reconciliation. See Note 3.

     On September 30, 1996, Detroit Edison filed its PSCR plan recommending a fuel adjustment for bills rendered in 1997. Fuel and purchased power costs are expected to decrease 10.6%, on average, in 1997 over the corresponding forecast for 1996.

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

     On April 11, 1994, the MPSC issued an order approving a partial settlement agreement covering Detroit Edison's energy conservation programs for the period 1994-1996. The order authorized Detroit Edison to collect $21.2 million through a surcharge for the three-year program to install energy conservation measures in low-income customer households. The MPSC, at Detroit Edison's request, approved the elimination of the surcharge in an order dated August 22, 1996.

     Also, a January 21, 1994 MPSC order authorized a three-year DSM program. Detroit Edison collected approximately $7 million for the 1994 DSM program. In 1995, a reduced DSM surcharge and programs totaling $4.9 million in 1995, was approved by the MPSC. The MPSC has approved Detroit Edison's $4 million 1996 DSM plan which was a customer-focused demand reduction program that lowered customer rates and eliminated the customer surcharge for the plan.

     Detroit Edison's fourth MPSC approved biennial plan for 1997 and beyond anticipates spending in 1997 (and 1998, if necessary) the remaining funds collected for its 1994-1996 energy conservation programs.

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

     Competitive Bidding - In July 1992, the MPSC issued an order establishing a competitive bidding framework for future electric capacity solicitations for Detroit Edison. The MPSC directed Detroit Edison to proceed with a capacity solicitation proceeding based on its 1992 IRP, which outlined Detroit Edison's long-range plan for meeting its customers' electricity needs, and to submit an RFP to meet the need for any future electric capacity. On May 1, 1995, Detroit Edison filed its preliminary RFP to solicit bids for the acquisition of new capacity starting in the year 2004. The filing describes Detroit Edison's future requirements for additional generating capacity and addresses the role competitive bidding will play in meeting that capacity need. To better serve its customers in an increasingly competitive marketplace, Detroit Edison is proposing customer load management options which have the potential to provide an additional 500 MW of peak reduction by the year 2003. On July 14, 1995, Detroit Edison updated its case to reflect the MPSC's June 19, 1995 Retail Wheeling order. On March 29, 1996, an MPSC ALJ issued a PFD finding a capacity need and recommending immediate implementation of the retail wheeling experiment. The PFD did not recommend that competitive capacity solicitation be undertaken at this time. Exceptions to the PFD have been filed and Detroit Edison awaits the final order of the MPSC.

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

     Commercial and Industrial Rates - Detroit Edison is continuing to address its competitive status by entering into long-term service contracts with certain of its large commercial and industrial customers. These contracts must be approved by the MPSC prior to implementation. At December 31, 1996 and 1995 these contracts accounted for revenues of approximately $299 million and $208 million, respectively. While there are revenue reductions associated with these long-term service contracts, Detroit Edison believes they are strategically advantageous.

     Capacity and Energy Purchase - On October 25, 1995, the MPSC issued an order approving Detroit Edison's long-term capacity and energy purchase from Ontario Hydro. The purchase is for 300 MW, on a seasonal basis from mid-May through mid-September for the years 1996 through 2001. This purchase will offset a concomitant agreement to lease 312 MW of Detroit Edison's 917 MW Ludington capacity entitlement to The Toledo Edison Company for essentially the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase will be to provide Detroit Edison's customers with an estimated reduction in PSCR expense of $74 million which will be passed through to customers through the PSCR clause.

     For further information on regulation, rates and proposed policy changes, see "Certain Factors Affecting Public Utilities" herein, Notes 1 and 3 and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FEDERAL ENERGY REGULATORY COMMISSION. Detroit Edison is subject to the general jurisdiction of the FERC with respect to accounting, sales for resale in interstate commerce, certain transmission services, issuances of securities, the licensing of Ludington and other matters. Detroit Edison's electric transmission facilities, interconnected with those of Ontario Hydro at the United States - Canada border, are subject to safety regulation by various departments of the United States government and to a permit administered by the ERA. The transmission of electric energy to Ontario Hydro is subject to regulation by the FERC and the ERA.

     On April 24, 1996, the FERC issued Orders 888 and 889. Order 888 requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC. On March 1, 1997 the joint transmission tariff filed for Detroit Edison became effective. Order 888 also permits the recovery of stranded costs on a case by case basis.

     Order 889 requires public utilities to obtain transmission information for wholesale transactions through a system on the Internet. Public utilities must separate transmission operations and reliability functions from wholesale marketing functions.

     Detroit Edison is currently unable to estimate the revenue impact, if any, of these newly required tariffs and procedures.

     For further information on the FERC proceedings, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     NUCLEAR REGULATORY COMMISSION. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2. Reports on plant operation are filed with the NRC on a periodic basis. The scope of regulation is such that from time to time assertions may be made that deviations from prescribed standards and the unit's operating license have occurred. Assertions of such a nature are subject to the NRC's investigative, administrative and appeal procedures and are considered to be pending until such time as review within the NRC is completed. At the conclusion of an investigation, the NRC may assess a fine which should, in accordance with NRC regulations, be calculated in a manner designed to take into account the severity, length and safety significance of the alleged infraction. In June 1996, Detroit Edison paid a fine of $50,000 for failure to take prompt action to identify and correct a potential common mode failure of water pumps.

     On May 8, 1996, the NRC issued the fifteenth SALP report on Fermi 2 operations during the period from April 1994 through March 1996. The NRC assessment of nuclear activities was good overall. The next SALP period is expected to end in June 1997.

     The NRC, in a September 1996 Draft Policy Statement on the Restructuring and Economic Deregulation of the Electric Utility Industry, indicated that it was monitoring legislative and regulatory activities promoting competition and restructuring for the purpose of assuring licensee's financial qualification and ability to fund decommissioning expenses.

     By letter dated October 9, 1996, the NRC requested all reactor licensees, including Detroit Edison, to submit information concerning the adequacy and availability of nuclear power plant design basis information. On February 7, 1997, Detroit Edison responded to the NRC indicating that it had reasonable assurances that its plant design information was adequate.

     See Note 2 for further information on matters related to Fermi 2.

     ENVIRONMENTAL MATTERS

     Detroit Edison, in common with other electric utilities, is subject to applicable permit, and associated record keeping, requirements and to increasingly stringent federal, state and local standards covering, among other things, particulate and gaseous stack emission limitations, the discharge of effluents (including heated cooling water) into lakes and streams and the handling and disposal of waste material. In November 1990, the Federal Clean Air Act was amended to further strengthen federal regulations governing air emissions. For further information on matters related to the 1990 Amendments to the Federal Clean Air Act, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Through 1996, Detroit Edison's capital expenditures for environmental control and protection facilities were approximately $2.9 billion. Detroit Edison's 1997 capital expenditure budget for environmental protection is approximately $8 million.

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

     Title III of the Clean Air Act Amendments of 1990, Hazardous Air Pollutants, requires EPA to conduct two studies specifically related to emissions from electric utility steam generating units and report the results to Congress. In the first utility study, EPA must assess the hazards to public health reasonably anticipated to occur from these emissions. The administrator can regulate utility emissions if the study results indicate it is appropriate and necessary to do so. The report to Congress was to be submitted November 15, 1993. It has not yet been completed. EPA's second utility study is specific for mercury and was to have been completed by November 15, 1994. The report to Congress for this study has also been delayed. In May 1993, the Michigan Environmental Science Board recommended that the Governor direct the MPSC to require utilities to compile an accurate emission inventory. Detroit Edison has submitted such information to the MPSC. The State of Michigan's Mercury Pollution Prevention Task Force's final report, released in April 1996, reviewed sources of mercury and recommended action programs for reduction of mercury discharges to the environment from six main segments of society. The recommendations for the utility industry focused on encouraging the EPA to finalize its mercury study reports to Congress and the MPSC and utilities to support additional research to determine the full environmental costs of mercury emissions. The report also urged continued Michigan utility support of renewable energy projects and asked the utilities to develop a plan with timetables and goals to further reduce mercury usage or emissions. At this time, until the congressional studies are complete and resulting regulations, if any, are promulgated, the impact upon Detroit Edison cannot be determined.

     WATER. NPDES permits for Detroit Edison's power plants are issued by the MDEQ pursuant to delegation by the EPA under the Federal Clean Water Act. Two renewal permit applications will be filed in 1997. The NPDES permit for the Fermi 2 Power Plant was issued on May 31, 1996. A petition for a contested case hearing challenging the issuance of the permit was filed in July. In September, 1996, the MDEQ filed a briefing memo recommending approval of the hearing request. An October 7, 1996 letter from the ALJ announced the matter will now be moved to hearing. While it is unknown what the outcome of the hearing will be, the Fermi 2 permit remains in effect. Permit renewal applications for six other plants have been submitted (in 1996 and earlier); those existing expired permits remain effective until new permits are issued or denied.

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

     WASTES AND TOXIC SUBSTANCES. The Michigan Solid Waste and Hazardous Waste Management Acts, the Michigan Environmental Response Act and the Federal Resource Conservation and Recovery Act, Toxic Substances Control Act, and CERCLA regulate Detroit Edison's handling, storage and disposal of its waste materials.

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

     On January 10, 1997, Detroit Edison received a letter from the EPA requesting its presence at a meeting regarding future clean-up activity at the Ramona Park Landfill Superfund site in Utica, Michigan. Detroit Edison had previously provided a response to an EPA information request indicating that it had found no evidence of involvement with the site. It is unknown at this time what impact, if any, this situation will have on Detroit Edison.

     On February 6, 1997, Detroit Edison received a letter from Southeastern Michigan Gas Company regarding a facility in Marysville, Michigan which Detroit Edison had operated in the past. Southeastern Michigan Gas has requested that an investigation be conducted to determine if the property is contaminated. It is unknown at this time what impact, if any, this situation will have on Detroit Edison.

     In March 1989, the EPA served Detroit Edison with an investigative subpoena requesting extensive information regarding Detroit Edison's PCB activities. Detroit Edison responded to the investigative subpoena in June 1989. It is unknown at this time what impact, if any, the investigation will have upon Detroit Edison.

     EPA rules for underground storage tanks became effective in December 1988. These rules are now administered by the State of Michigan and contain requirements on new tank system installations, leak detection monitoring, notification and clean-up of leaks, corrosion resistance for new and existing tank systems and spill prevention. Detroit Edison has 61 regulated underground storage tanks containing petroleum products. All of the tanks have been upgraded to "new tank standards", in accordance with further review of the rules, except for two tanks and two piping systems that still need upgrading or replacement by December 22, 1998, which are estimated to cost Detroit Edison approximately $500,000 to complete.

     On July 1, 1991, the Michigan Environmental Response Act ("Act 307") became effective. The law is patterned after the CERCLA and gives the MDEQ authority to list sites of environmental contamination and bring about environmental clean-ups within the State of Michigan. Several Detroit Edison-owned properties are on the Act 307 list as a result of diesel oil releases or dredged disposal operations, including portions of the Superior Station and portions of the St. Clair and Monroe Power Plants. In April, 1996, the MDEQ conducted an Integrated Assessment on Detroit Edison owned property, formerly known as the Monroe City Landfill, located next to the Monroe Power Plant. The site was on the State of Michigan's list of contaminated sites and the CERCLA list. In October, 1996, the Company received a copy of the report and a letter from the MDEQ indicating that it was recommending that the site be designated "No Further Remedial Action Planned."

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

EMPLOYEES AND EXECUTIVE OFFICERS

     EMPLOYEES. The total number of employees of the Company was 8,526 (of which 8,423 employees were employed by Detroit Edison) with an average length of service of approximately 18 1/2 years. Of these, 3,710 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 1999 for 3,161 employees and the other agreement expires in August 2000 for 549 employees.

     EXECUTIVE OFFICERS.

                                                                                           PRESENT
                                                                                           POSITION
    NAME                   AGE(a)              PRESENT POSITION                          HELD SINCE (b)
    ----                   -----               ----------------                          --------------
John E. Lobbia ..........    55    Chairman of the Board and Chief Executive Officer         1-26-95
Anthony F. Earley, Jr. ..    47    President and Chief Operating Officer                     1-26-95
Larry G. Garberding .....    58    Executive Vice President and Chief Financial Officer      1-26-95
Susan M. Beale ..........    48    Vice President and Corporate Secretary                   12-11-95
Ronald W. Gresens .......    63    Vice President and Controller                            12-11-95
Leslie L. Loomans .......    53    Vice President and Treasurer                              1-26-95
Christopher C. Nern .....    52    Vice President and General Counsel                        1-26-95
David E. Meador .........    39    Vice President                                            2-28-97


(a) As of March 1, 1997

(b) The Company was incorporated in January 1995, and, at that time, certain officers of Detroit Edison were appointed officers of the Company.


     On March 28, 1997, Ronald W. Gresens will retire and David E. Meador will assume the duties of Controller on March 29, 1997.


     The following current Detroit Edison officers were appointed executive officers of the Company effective April 1, 1997: Gerard M. Anderson - Executive Vice President, Robert J. Buckler - Executive Vice President and Michael E. Champley - Senior Vice President.

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

     The Company and its directors and officers in their capacities as such are insured against liability for wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $95 million.

     OTHER INFORMATION. Pursuant to the provisions of the Company's By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board at fourteen.

ITEM 3 - LEGAL PROCEEDINGS.

     Detroit Edison in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1996, Detroit Edison was named as defendant in 150 lawsuits involving claims for personal injuries and property damage and had been advised of 26 other potential claims not evidenced by lawsuits.

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

     On May 28, 1996, an order was issued by the Circuit Court for Wayne County, Michigan certifying a plaintiff class (Gilford, et al v Detroit Edison) in a lawsuit claiming that Detroit Edison had engaged in age and racial discrimination. Detroit Edison has requested leave to appeal the class certification to the Michigan Supreme Court and has requested a stay of proceedings. A notice has been sent to potential class members, however, the size of the potential class will not be determinable until late May 1997 at the earliest. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

     Three Detroit Edison employees have filed a lawsuit in the Circuit Court for Wayne County, Michigan (Sanchez, et al v Detroit Edison) alleging age and national origin discrimination. The plaintiffs, two of whom indicate they are members of the Gilford class and one of whom indicates he may be a member of the Gilford class, seek to represent a group of employees alleged to be similarly situated. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

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

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company's Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:



                                  PRICE RANGE             DIVIDENDS
                                  -----------               PAID
      CALENDAR QUARTER           HIGH     LOW             PER SHARE
      ----------------           ----     ---             ---------

      1995     First            29-5/8  25-3/4              $0.515
               Second           30-7/8  27-1/8               0.515
               Third            32-5/8  28-1/4               0.515
               Fourth           34-7/8  32-1/8               0.515

      1996     First            37-1/4  33-1/8              $0.515
               Second           34-1/4  28                   0.515
               Third            31      27-5/8               0.515
               Fourth           33-1/8  27-7/8               0.515

     At December 31, 1996, there were 145,119,875 shares of the Company's Common Stock outstanding. These shares were held by a total of 132,839 shareholders.

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

     The amount of future dividends will depend on the Company's earnings, financial condition and other factors, including the effects of utility restructuring efforts, each of which is periodically reviewed by the Company's Board of Directors.


ITEM 6 - SELECTED FINANCIAL DATA.




                                                                             Year Ended December 31
                                               ----------------------------------------------------------------------------------
                                               1996               1995                1994                1993               1992
                                               ----               ----                ----                ----               ----
                                                              (Thousands, except per share amounts)
Operating Revenues .......................    $ 3,645,400     $ 3,635,544          $ 3,519,341         $ 3,555,211       $ 3,558,143
Net Income ...............................    $   309,296     $   405,914          $   390,269         $   491,066       $   557,549
Earnings Per Common Share.................    $      2.13     $      2.80          $      2.67         $      3.34       $      3.79
Dividends Declared Per
 Share of Common Stock....................    $      2.06     $      2.06          $      2.06         $      2.06       $      1.98
At year end:
 Total Assets ............................    $11,014,929     $11,130,591          $10,992,978         $11,134,879       $10,309,061
 Long-Term Debt
 Obligations (including capital
 leases) and Redeemable
 Preferred and Preference
 Stock Outstanding........................    $ 4,039,813     $ 4,004,247          $ 3,979,763         $ 4,007,622       $ 4,525,504

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto, contained herein.

CORPORATE STRUCTURE

Effective January 1, 1996, DTE Energy Company became the parent holding company of The Detroit Edison Company ("Detroit Edison"). On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of DTE Energy Company ("Company"). In addition, certain non-utility subsidiaries of Detroit Edison were transferred to the Company. A number of non-utility affiliates have been established by the Company with the intent of pursuing non-regulated businesses apart from the regulated operations of Detroit Edison.

     Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are substantially the same. Detroit Edison represents approximately 98.7% of the Company's assets at December 31, 1996.

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company's net income was $309.3 million, or $2.13 per common share, down from the $405.9 million, or $2.80 per common share earned in 1995. The decrease in net income was due to a $149.2 million ($97 million after-tax), or $0.67 per share, special charge to net income following completion of Detroit Edison's review of its steam heating operations. Without the special charge, 1996 earnings per common share would have equaled the $2.80 reported a year ago.

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

     For the year ended December 31, 1994, the Company's net income was $390.3 million, or $2.67 per common share, a decrease of 20.5% from the $491.1 million, or $3.34 per common share earned in 1993. The decrease in net income was due in part to a January 21, 1994 order by the Michigan Public Service Commission ("MPSC"), which reduced Detroit Edison's rates by $78 million annually and increased depreciation and operation expenses by $84 million annually. In addition, accretion income decreased and amortization of the Fermi 2 nuclear power plant phase-in plan increased significantly in 1994. Also, Detroit Edison incurred additional charges at the Fermi 2 nuclear power plant, which was out of service in 1994 due to equipment failure, for maintenance expenses and the establishment of a reserve for estimated Fermi 2 capacity factor performance disallowances during the period 1994-1998. The decrease in net income was limited by higher system sales and lower interest expense due to the early redemption and refinancing of higher cost debt and the redemption of maturing debt.

     At December 31, 1996, the book value of the Company's common stock was $23.69 per share, an increase of 0.3% since December 31, 1995. Return on average total common shareholders' equity was 8.9% in 1996, 11.8% in 1995 and 11.6% in 1994.

     The Company's ratio of earnings to fixed charges for 1996, 1995 and 1994 was 2.69, 3.21 and 3.13, respectively. The Company's ratio of earnings to fixed charges and preferred stock dividends for 1996, 1995 and 1994 was 2.49,
2.82 and 2.73, respectively.

OPERATING REVENUES

Total operating revenues increased (decreased) due to the following factors:

                                                         1996           1995
                                                       -------------------------
                                                                (Millions)
Rate Changes
 MPSC rate reduction                                   $    -          $   (5)
 Long-term service contracts                              (15)            (26)
 Power Supply Cost Recovery Clause                        (14)             (6)
                                                       -------------------------
                                                          (29)            (37)

System sales volume and mix                                28             149
Interconnection sales                                      (6)              8
Fermi 2 capacity factor performance standard
 and reduced turbine efficiency reserves                   12              (1)
Other - net                                                 5              (3)
                                                       -------------------------
    Total                                              $   10          $  116
                                                       =========================


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

     Detroit Edison has entered into, and the MPSC has approved, long-term service contracts with large commercial, automotive and other industrial customers. While there are revenue reductions associated with these long-term service contracts, Detroit Edison believes they are strategically advantageous.

     The decreases in power supply cost recovery clause revenues have resulted from lower average unit costs of fuel and purchased power.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

Kilowatthour Sales

Kilowatthour sales increased (decreased) as follows:

                                                    1996                1995
                                                  -----------------------------

Residential                                          (0.4) %           6.9 %

Commercial                                            1.3              2.5

Industrial                                            1.7              3.5

Other (includes primarily sales for resale)           1.2              5.3

 Total System                                         0.9              4.1

Interconnection                                     (31.1)            50.1

 Total                                               (1.0)             6.1

1996

Residential sales decreased due to cooler summer weather, partially offset by increases from growth in the customer base. Commercial and industrial sales increased due to improved economic conditions. Higher industrial sales reflect strong demand in the automotive and construction sectors. Sales to other customers increased due to higher sales to wholesale for resale customers.

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

1996

Interconnection sales decreased due to lower demand for energy.

1995

Interconnection sales increased due to improved availability of energy for sale and lower dispatch prices in meeting the increased demand for energy during the warmer summer and colder fall period.

Fermi 2 Capacity Factor Performance Standard and Reduced Turbine Efficiency Reserves

These reserves are discussed in Note 3 of the Notes to Consolidated Financial Statements.

OPERATING EXPENSES
--------------------------------------------------------------------------------

Fuel and Purchased Power

Fuel and purchased power expenses increased (decreased) due to the following factors:

                                                    1996                  1995
                                                    ----------------------------
                                                             (Millions)
Net system output                                   $  (6)               $  53
Average unit cost                                     (14)                 (86)
Fermi 2 business interruption insurance                17                   48
Other                                                  (1)                  (2)
                                                    ----------------------------
 Total                                              $  (4)               $  13
                                                    ============================

Net system output and average unit costs were as follows:

                                                 1996        1995        1994
                                              ---------------------------------
                                                (Thousands of Megawatthours)
Power plant generation
 Fossil                                          41,829     41,636      42,410
 Nuclear                                          4,750      5,092           -
Purchased power                                   5,149      5,423       6,599
                                              --------------------------------
Net system output                                51,728     52,151      49,009
                                              ================================
Average unit cost ($/Megawatthour)               $15.03     $15.29      $16.94
                                              ================================

1996

The decrease in average unit cost was due to declining fuel prices resulting from greater use of lower-cost western low-sulfur coal and a decrease in nuclear fuel costs.

1995

The decrease in average unit cost was due to declining fuel prices resulting from greater use of lower-cost western low-sulfur coal, lower coal contract buyout expense and increased lower-cost nuclear generation.

Other Operation

1996

Detroit Edison's other operation expense increased due primarily to operating expenses related to new computer systems ($12 million), higher nuclear plant ($9.5 million), administrative and general ($8.2 million), employee benefits ($7.9 million) and sales ($7.7 million) expenses, lump sum payments to union employees ($4.3 million) and higher customer accounts expenses ($3 million). These increases were partially offset by lower incentive award expenses related to a shareholder value improvement plan ($14.2 million) and major storm expenses ($5.7 million) and expenses recorded in the year earlier period for the write-off of obsolete and excess stock material ($12 million), the Ludington Pumped Storage Plant fish mortality case ($8.4 million) and Electric Power Research Institute dues ($4.8 million). In addition, the Company's other operation expense increased due to non-utility operations ($8.2 million).

1995

Other operation expense increased due primarily to higher incentive award expenses related to a shareholder value improvement plan ($14.5 million), higher storm expenses ($13.1 million), an increase in a reserve for the write-off of obsolete and excess stock material ($9 million), demand-side management expenses ($8.6 million) and a reserve for settlement of the Ludington Pumped Storage Plant fish mortality case ($8.4 million). These increases were partially offset by lower nuclear plant expenses ($15.5 million), expenses recorded in the year-earlier period for service quality claims ($8.7 million) and lower uncollectible expense ($6.9 million).

Maintenance

1996

Maintenance expense increased due to higher overhead and underground lines support ($26.1 million), nuclear plant ($7.1 million) and station equipment ($7 million) expenses, partially offset by lower major storm expenses ($3.1 million).

1995

Maintenance expense decreased due primarily to lower nuclear ($17 million) and fossil ($4.3 million) plant expenses.

Steam Heating Special Charges

1996

During the third quarter of 1996, following the completion of a review of its steam heating operations, Detroit Edison recorded a special charge to net income of $149.2 million ($97 million after-tax). The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under the agreement with the Detroit Resource Recovery Facility, and for expenditures in 1997 for closure of a portion of the steam heating system and improvements in service to remaining customers.

1995

As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121 in the fourth quarter of 1995, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million.

Depreciation and Amortization

1996 and 1995

Depreciation and amortization expense increased due to increases in plant in service, including internally developed software costs, and increased Fermi 2 decommissioning costs authorized by a January 1994 MPSC rate order.

Deferred Fermi 2 Amortization

1996 and 1995

Deferred Fermi 2 amortization, a non-cash item of income, was recorded beginning with Detroit Edison's purchase of the Wolverine Power Supply Cooperative, Inc.'s ownership interest in Fermi 2 in February 1990. The annual amount deferred decreases each year through 1999.

Amortization of Deferred Fermi 2 Depreciation and Return

1996 and 1995

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

Taxes Other Than Income Taxes

1996

Taxes other than income taxes increased due to higher payroll and property taxes, partially offset by lower Michigan Single Business Taxes.

1995

Taxes other than income taxes decreased due to lower payroll and property taxes.

Income Taxes

1996

Income taxes decreased due primarily to lower pretax income.

1995

Income taxes increased due primarily to higher pretax income.

Other Income and (Deductions) - net

1996

Other deductions decreased due primarily to lower promotional practices expense ($5.3 million), expenses recorded in the year earlier period for the sale of accounts receivable and unbilled revenues ($3.1 million) and the formation of a holding company ($3.1 million) and lower corporate contributions ($2.9 million).

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

Accretion Income

1996 and 1995

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

Long-Term Debt Interest Charges

1996

Long-term debt interest charges decreased due to the early redemption of Mortgage Bonds, partially offset by the issuance of Quarterly Income Debt Securities ("QUIDS").

1995

Long-term debt interest charges increased due to the issuance of QUIDS and the timing of the early redemption and refinancing of securities when economic.

Other Interest Charges

1996 and 1995

Other interest charges decreased due primarily to lower levels of short-term borrowings.

Preferred Stock Dividends of Detroit Edison

1996

Preferred stock dividends of Detroit Edison decreased due to the redemption of all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series.

1995

Preferred stock dividends of Detroit Edison decreased due to the exchange of a portion of Cumulative Preferred Stock 7.75% Series for QUIDS and the conversion and redemption of Cumulative Preferred Stock 5 1/2% Convertible Series.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Private Securities Litigation Reform Act - Forward-Looking Statements

Certain information presented herein is based upon the expectations of the Company and Detroit Edison, and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages reporting companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

     Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly-required Federal Energy Regulatory Commission ("FERC") tariffs, actual sales, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental and nuclear requirements and the success of non-utility projects. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

Competition

Formation of a Holding Company

The business of energy supply is experiencing rapid change as competition, coupled with statutory reform, is being introduced into the public utility sector. Competition is viewed by legislators and regulators, at both the federal and state levels, as a method of reducing utility rates while stimulating overall economic growth.

     In order to position itself for potential changes in the electric utility industry, Detroit Edison adopted a holding company structure, effective January 1, 1996. The new holding company structure, under which Detroit Edison is a wholly-owned subsidiary of the Company, is designed to provide financial flexibility for the development of new energy-related businesses. It is also a mechanism for separating the regulated utility business of Detroit Edison from non-regulated businesses thereby protecting the utility business from the potential risks of non-utility operations.

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

Federal Energy Regulatory Commission

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

     Order 888 also required that, on or before December 31, 1996, utilities engaged in power pooling operations develop and submit to the FERC a joint pro-forma open access transmission tariff applicable to power transactions involving the facilities of both pool utilities, and reform underlying power pool agreements to remove any unduly discriminatory provisions and permit open membership for any interested bulk power market participants.

     Detroit Edison is a party to a power pooling agreement with Consumers Energy Company. In compliance with Order 888, on December 31, 1996, Detroit Edison and Consumers Energy Company filed a joint pro-forma open access transmission tariff and a joint transmission agreement that canceled prior transmission sharing arrangements that were developed under the pooling agreement. Neither Detroit Edison nor Consumers Energy Company were able to agree as to what other modifications should be made to the pooling agreement. Therefore, on December 31, 1996, Detroit Edison unilaterally submitted a proposed amendment requesting that the FERC approve termination of the pooling agreement as of April 30, 1997. On the same day, Consumers Energy Company unilaterally submitted a proposed amendment that would delete current membership requirements and permit the current parties to consider membership requests submitted by any creditworthy bulk power market participant.

     Since January 3, 1997, public utilities have been required by Order 889 to obtain transmission information for wholesale transactions through a system on the Internet. Public utilities must separate transmission operations and reliability functions from wholesale marketing functions.

     FERC has also issued a Notice of Proposed Rulemaking ("NOPR") on Capacity Reservation Transmission Tariffs ("CRT"). The NOPR requested comment by October 21, 1996, on whether there are certain disadvantages inherent in offering transmission service on both a network and single point-to-point basis and whether comparability can be better accomplished using a different methodology. The proposed CRT approach suggests that no later than December 31, 1997, all pro-forma point-to-point and network service be replaced with a single point-to-point tariff that provides for reservation-based transmission service for all jurisdictional (wholesale sales and wholesale and retail transmission) service.

     Detroit Edison is currently unable to estimate the revenue impact, if any, of these newly required tariffs and procedures.

Michigan Public Service Commission

The MPSC has been considering various proposals to implement a competitive utility environment as recommended by Michigan Governor John Engler and the Michigan Jobs Commission ("MJC") in January 1996.

     On December 19, 1996, the MPSC Staff Report on Electric Industry Restructuring was filed with the MPSC. The Staff Report recognized that Michigan utilities should have the opportunity to prepare for competition and be able to maintain their financial health and, among other things, recommended:

   1. A phase-in program beginning in 1997 for direct customer access (also known as customer choice) by 2004, with the phase-in of load at the rate of approximately 2 1/2% (225 megawatts ("MW")) in 1997, 5% in 1998, 7 1/2% in 1999 and 10% total in 2000 for Detroit Edison. These blocks would be allocated among customers through a bidding process. In 2001, all commercial and industrial customers served at primary voltage would be eligible for direct access and in 2004, all remaining customers would be eligible for direct access.

   2. A freeze on base electric rate increases in conjunction with the implementation of a direct customer access program and the suspension of the power supply cost recovery clause during the transition period (ending 2004) for direct customer access. For generation costs, the moratorium would remain effective until a customer class has the option of direct access. A fixed level of fuel and purchased power costs would be subject to recovery in rates during the transition period.

   3. The functional separation of generation, transmission and distribution service for rate purposes. Generation costs would be subject to competitive considerations, while transmission and distribution costs would be regulated, but subject to limited performance based regulation ("PBR"). A CPI-1% methodology would be used for regulation of transmission and distribution costs during the transition period. The PBR process would be subject to review at five-year intervals, with the first review in 2001.

   4. The recovery of transition costs or stranded costs, (costs that were incurred during the regulated era that would be above prevailing market prices in a competitive marketplace and costs that were incurred to facilitate the transition from a regulated monopoly status to competitive market status), which the Staff Report indicated includes:
        (a) regulatory assets, (b) nuclear capital costs, (c) contract capacity costs in power purchase agreements, (d) employee related restructuring costs, including retraining and (e) other costs related to implementing restructuring (establishing an independent system operator, creating new billing software systems, new metering systems, etc.) would be recovered primarily through securitization and secondarily through a transition charge. This transition charge would commence when a customer takes direct access and would continue through 2007. These stranded and transition costs are expected to total approximately $2.8 billion for Detroit Edison.

   5. Securitization is a method of refinancing debt that lowers electric cost for all customers. The securitization proposed would be implemented by the issuance of "rate reduction bonds" by a trust to be created for such purpose. The proceeds from the sale of such bonds would be used to reduce the amount of Detroit Edison's outstanding debt and equity. Securitization would result in a reduction in base rates that would be partially offset by a charge for bond repayment. The overall impact would be a reduction in customer rates. In the case of Detroit Edison, this would amount to a 9% or approximately $300 million annual rate reduction.

   6. Eligible power suppliers would be limited to those able to grant comparable and reciprocal direct access to the Michigan host utility.

   7. A requirement that local utilities provide standby power for two years, but not after 2001.

   8. The collection of nuclear decommissioning and site security costs by means of a non-by-passable charge.

     On December 20, 1996, the MPSC issued an order which provided for three public hearings and a written comment period on the Staff Report during January 1997. Further, on February 5, 1997, the MPSC requested that Detroit Edison and Consumers Energy Company make informational filings with the MPSC to disclose how they would propose to implement the Staff Report. These filings are due March 7, 1997, and would include: detailed calculations of anticipated stranded costs and transition charges, items that the utility would expect to securitize if authorized, allocation of direct access capacity and alternatives to the proposed phase-in program, proposed direct access service charges and conditions of service, standby service options for direct access customers, transmission constraints or limitations, development of an independent system operator, and methods to alleviate concerns regarding market power in a competitive environment. Other Michigan electric utility companies may also make informational filings by March 7, 1997. The MPSC will hold four public hearings on the informational filings on March 25, March 26, April 2 and April 3, 1997, and will receive additional written comments by April 7, 1997.

     If the Staff Report recommendations are adopted by the MPSC, a number of legislative and regulatory changes would be necessary for implementation, and the regulatory process in Michigan would be altered. The Staff Report provides for the recovery of regulatory assets, capital costs of Fermi 2, and costs incurred to implement the transition to competition. Also, if the Staff Report in its present form is adopted, the non-nuclear generation segment of Detroit Edison's business would not qualify for SFAS No. 71 accounting following the transition period. However, Detroit Edison believes that the nuclear generation and transmission and distribution segments of its business will continue to be regulated and qualify under the accounting model prescribed by SFAS No. 71.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

     While Detroit Edison is unable to predict the final outcome of the FERC rulemaking and the MPSC Staff Report, substantial changes in regulation and legislation are anticipated.

Nuclear Regulatory Commission ("NRC")

Detroit Edison has established external trust funds for its nuclear decommissioning costs and believes that current provisions are adequate for decommissioning. The NRC, in a September 1996 Draft Policy Statement on the Restructuring and Economic Deregulation of the Electric Utility Industry, indicated that it was monitoring legislative and regulatory activities promoting competition and restructuring for the purpose of assuring licensee's financial qualification and ability to fund decommissioning expenses.

Cash Generation and Cash Requirements

Consolidated Statement of Cash Flows

The Company generates substantial cash flows from operating activities as shown in the Consolidated Statement of Cash Flows. Net cash from operating activities, which is the Company's primary source of liquidity, was $1,079 million in 1996, $913 million in 1995 and $923 million in 1994. Net cash from operating activities increased in 1996 due primarily to changes in current assets and liabilities, primarily as a result of the 1995 repurchase of customer accounts receivable and unbilled revenues. Net cash from operating activities decreased slightly in 1995 as a result of the repurchase of $200 million of customer accounts receivable and unbilled revenues, partially offset by higher non-cash charges to income and higher net income.

     Net cash used for investing activities increased in 1996 and 1995 due primarily to higher utility and non-utility plant and equipment expenditures.

     Net cash used for financing activities increased in 1996 due primarily to the redemption of preferred stock. Net cash used for financing activities decreased in 1995 due primarily to a decrease in funds used to reduce short-term borrowings. In 1994, as a result of plan changes, Detroit Edison entered into the one-time purchase of common stock from the trustee of the Detroit Edison Savings & Investment Plans.

Additional Information

On February 13, 1996, Detroit Edison issued $185 million of 7.625% QUIDS. Also, on March 21, 1996, Detroit Edison redeemed all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series, totaling $185 million, at per share redemption prices of $101 plus accrued dividends.

     During 1996, Detroit Edison purchased a total of $56.5 million of Mortgage Bonds on the open market, consisting of $29.5 million of 7.74% 1993 Series J, $26 million of 8.24% 1993 Series C and $1 million of 8.25% 1993 Series C.
These bonds have been canceled.

     Detroit Edison's requirements for scheduled long-term debt redemptions are expected to be $144 million, $169 million, $219 million, $194 million and $119 million for 1997, 1998, 1999, 2000 and 2001, respectively.

     Detroit Edison's cash requirements for capital expenditures are expected to be approximately $2.2 billion for the period 1997 through 2001. In 1997, cash requirements for capital expenditures are estimated at $448 million. Environmental expenditures are expected to approximate $114 million for the period 1997 through 2001, including expenditures for Clean Air Act compliance requirements. See "Environmental Matters" herein.

     Detroit Edison's internal cash generation is expected to be sufficient to meet cash requirements for capital expenditures as well as scheduled long-term debt redemption requirements.

     Detroit Edison had total short-term credit arrangements of approximately $464 million at December 31, 1996, under which $10 million of borrowings were outstanding.

Non-Regulated Investments

Cash requirements for 1996 non-regulated investments and capital expenditures were $60 million and are estimated to range from $300 million to $350 million in 1997. Non-regulated investments are expected to be externally financed.

     A non-recourse project financing arrangement is in place for PCI Enterprises borrowings of up to $50 million, of which $39 million was outstanding at December 31, 1996. This arrangement is collateralized by specific project assets.

     At December 31, 1996, DTE Capital Corporation had a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which no borrowings were outstanding.

Capitalization

The Company's capital structure ratios (excluding long-term debt due within one year) were as follows:


                                                          December 31
                                              ---------------------------------
                                                1996        1995        1994
                                              ---------------------------------
Common Shareholders' Equity                      46.7%       45.7%      44.2%
Cumulative Preferred Stock of Subsidiary          2.0         4.3        5.0
Long-Term Debt *                                 51.3        50.0       50.8
                                              ---------------------------------
                                                100.0%      100.0%     100.0%
                                              =================================


*    Includes 3.2% and 0.7% of QUIDS for the years 1996 and 1995.

Fermi 2

Fermi 2 is a nuclear generating unit of Detroit Edison comprising 25% of its total assets and 9% of its summer net rated capability.

     The commercial operation of Fermi 2, which began in 1988, completed Detroit Edison's power plant construction program. Detroit Edison has no current plans for building any additional generating plants. Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. The nuclear plant is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection.
Consequently, Fermi 2 is subjected to greater scrutiny than a conventional fossil-fueled plant.

     Fermi 2 was out of service in 1994 and part of 1995, and the unit operated at a reduced power output through September 26, 1996, due to a December 1993 turbine-generator failure. Major repairs were completed in 1994 and early 1995. These repair costs were approximately $80 million for which to date Detroit Edison has received partial insurance payments of $70 million for property damage. In addition, Detroit Edison has received partial insurance payments of $74.2 million for replacement power costs through December 31, 1996.

     Fermi 2 was shut down from September 27, 1996 to January 3, 1997, to replace one-third of its nuclear fuel and install three new low pressure turbines. With the installation of these new turbines the unit is expected to initially operate at 1,085 MW, up from 876 MW prior to this shutdown. The $49 million cost of replacing the major turbine components was not covered by insurance. This cost was capitalized and is expected to be recovered in rates because it is less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order.

     On January 17, 1997, there was an electrical component failure in the switchyard outside the plant which resulted in the "motorizing" of the main generator caused by incoming electricity from the Detroit Edison electrical system. As a result, the Fermi 2 plant was shut down to allow for inspection of the internal components of the plant's generator and required repairs and testing. Detroit Edison expects that the unit will be back in service during the second quarter of 1997. Operation of the reactor was not affected by this incident. Although the costs of repairs are expected to be covered by insurance (subject to a $1 million deductible), this incident will require an increase in the Fermi 2 capacity factor performance standard reserve for the period 1997-1999 which will have an adverse effect on earnings in the first quarter of 1997. See Note 3 of the Notes to Consolidated Financial Statements.

     At December 31, 1996, Fermi 2 was insured for property damage and public liability as discussed in Note 2 of the Notes to Consolidated Financial Statements. To the extent that insurable claims for replacement power, property damage, decontamination, repair and replacement and other costs arising from a nuclear incident at Fermi 2 exceed the policy limits of insurance, or to the extent that such insurance becomes unavailable in the future, Detroit Edison will retain the risk of loss.

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

Future Sales Growth

Since 1986, Detroit Edison's compounded annual electric power sales growth was 2% and peak demand growth was 2.6% (after adjusting for the effects of unusual weather). Electric power sales and system demand are expected to grow at compounded annual rates of about 1.6% per year for the next 5 years.

Meeting Energy Demands

In 1996, Detroit Edison met peak demand through a combination of installed generation, long-term purchases and seasonal capacity purchases. It is expected that peak demand in 1997 and later years will be met using the same combination of resources. Detroit Edison anticipates sufficient power will be available for purchase as needed.

Inflation

Inflation is a measure of the purchasing power of the dollar. Although the current inflation rate is relatively low, its compound effect through time can be significant, primarily in its effect on Detroit Edison's ability to replace its investment in utility plants.

     The regulatory process limits the amount of depreciation expense recoverable through revenues to the historical cost of Detroit Edison's investment in utility plants. Such amount produces cash flows which are inadequate to replace such property in future years. However, Detroit Edison believes that it will be able to recover the increased cost of replacement facilities when, and if, replacement occurs.

Environmental Matters

Protecting the environment from damage, as well as correcting past environmental damage, continues to be a focus of state and federal regulators. Committees at both the state and federal level are studying the effects of a wide array of chemicals and electromagnetic fields on the environment, as well as the possibility of global warming resulting from carbon dioxide emissions. Legislation and/or rulemaking resulting from these and any future studies could further impact the electric utility industry including Detroit Edison.

     The Environmental Protection Agency ("EPA") and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings. Further, additional environmental expenditures, although difficult to quantify, will be necessary as Detroit Edison prepares to comply with the phase-in of the 1990 Amendments to the Federal Clean Air Act. Detroit Edison currently meets the first phase of sulfur dioxide emissions and nitrogen oxides emissions requirements. The second phase begins in the year 2000. Detroit Edison currently burns some level of low-sulfur coal (less than 1% sulfur) at all its coal-fired units and believes it can meet the second phase sulfur dioxide emission requirements by either increasing the amount of low-sulfur coal used at certain units, by purchasing sulfur dioxide emission allowances, or by doing some combination of both, depending upon which strategy proves to be the best economic choice. Current projections indicate that annual fuel costs may increase by $13 million to $20 million in the period 2000-2009 in order to comply with new sulfur dioxide emissions requirements. In addition, approximately $59 million in capital expenditures may be necessary for nitrogen oxides emissions requirements.

     In November 1996, the EPA proposed new air-quality standards relating to ozone and particulate air pollution. The proposed new rules could lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides and particulate emissions. The Company is unable to predict at this time what impact, if any, the proposed standards may have.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and schedules are included herein.

                                                                            Page
                                                                            ----
       Independent Auditors' Report........................................  37
       Report of Independent Accountants...................................  38
       DTE Energy Company and Subsidiary Companies:
         Consolidated Statement of Income..................................  39
         Consolidated Balance Sheet........................................  40
         Consolidated Statement of Cash Flows..............................  42
         Consolidated Statement of Common Shareholders' Equity.............  43
       The Detroit Edison Company and Subsidiary Companies:
         Consolidated Statement of Income..................................  44
         Consolidated Statement of Cash Flows..............................  45
         Consolidated Balance Sheet........................................  46
         Consolidated Statement of Common Shareholders' Equity.............  48
       Notes to Consolidated Financial Statements..........................  49
       Schedule II - Valuation and Qualifying Accounts.....................  78

Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Part II - Item 8 of the Company's report.

INDEPENDENT AUDITORS' REPORT



To the Boards of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company


We have audited the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies (together, the "Companies") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and common shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Detroit, Michigan
January 27, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     In our opinion, the consolidated statements of income, of cash flows and of common shareholders' equity for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies for any period subsequent to December 31, 1994.







PRICE WATERHOUSE LLP
Detroit, Michigan
January 23, 1995 except for
Note 1, paragraph one and three,
which is as of January 1, 1996.

CONSOLIDATED STATEMENT OF INCOME
(Dollars in Thousands)
DTE Energy Company and Subsidiary Companies



                                                                             Year Ended December 31
                                                                 ---------------------------------------------
                                                                       1996            1995            1994
                                                                 ---------------------------------------------
OPERATING REVENUES
 Electric - System                                               $   3,571,332   $   3,560,470   $   3,448,351
 Electric - Interconnection                                             45,124          50,979          43,141
 Steam and other                                                        28,944          24,095          27,849
--------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                    $   3,645,400   $   3,635,544   $   3,519,341
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
  Fuel                                                           $     695,538   $     715,967   $     719,215
  Purchased power                                                      150,232         133,557         116,947
  Other operation                                                      652,179         635,297         621,066
 Maintenance                                                           277,785         240,115         262,409
 Steam heating special charges                                         149,231          42,029               -
 Depreciation and amortization                                         526,625         500,611         476,415
 Deferred Fermi 2 amortization                                          (4,479)         (5,972)         (7,465)
 Amortization of deferred Fermi 2 depreciation and return              102,081          92,990          84,828
 Taxes other than income                                               259,694         251,941         255,874
 Income taxes                                                          222,606         289,687         270,657
--------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                    $   3,031,492   $   2,896,222   $   2,799,946
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                 $     613,908   $     739,322   $     719,395
--------------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used during construction              $       2,330   $       1,408   $       1,684
 Other income and (deductions) - net                                   (12,486)        (30,246)        (24,973)
 Income taxes                                                            3,931           9,789           8,111
 Accretion income                                                        8,225          11,041          13,644
 Income taxes - disallowed plant costs and accretion income             (2,363)         (3,355)         (4,252)
--------------------------------------------------------------------------------------------------------------
     Net Other Income and (Deductions)                           $        (363)  $     (11,363)  $      (5,786)
--------------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                                  $     275,166   $     275,599   $     273,763
 Amortization of debt discount and expense                              11,883          11,312          10,832
 Other                                                                   4,218           9,666          11,170
 Allowance for borrowed funds used during construction (credit)         (3,033)         (2,269)         (2,065)
--------------------------------------------------------------------------------------------------------------
     Net Interest Charges                                        $     288,234   $     294,308   $     293,700
--------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY                          $      16,015   $      27,737   $      29,640
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $     309,296   $     405,914   $     390,269
==============================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE                                145,119,875     144,939,875     146,151,505
--------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE                                        $        2.13   $        2.80   $        2.67
==============================================================================================================



         (See accompanying Notes to Consolidated Financial Statements.)

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
DTE Energy Company and Subsidiary Companies



                                                                             December 31
                                                                    -------------------------------
ASSETS                                                                  1996              1995
                                                                    -------------------------------
UTILITY PROPERTIES
 Electric plant in service                                             $13,776,535      $13,303,992
 Less:  Accumulated depreciation and amortization                       (5,367,110)      (4,928,316)
---------------------------------------------------------------------------------------------------
                                                                       $ 8,409,425      $ 8,375,676
 Construction work in progress                                              91,242          142,726
---------------------------------------------------------------------------------------------------
   Net utility properties                                              $ 8,500,667      $ 8,518,402
---------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $102,346 and $99,633, respectively)                              $   126,137      $   137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $473,788 and $427,831, respectively)                                 134,104          145,463
---------------------------------------------------------------------------------------------------
   Net property under capital leases                                   $   260,241      $   282,669
---------------------------------------------------------------------------------------------------
    Total owned and leased properties                                  $ 8,760,908      $ 8,801,071
---------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                  $    72,152      $    21,576
 Investments and special funds                                              47,543           29,058
 Nuclear decommissioning trust funds                                       171,514          119,843
---------------------------------------------------------------------------------------------------
                                                                       $   291,209      $   170,477
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                   $    53,034      $    64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)        440,476          414,403
 Other accounts receivable                                                  44,005           37,664
 Inventories (at average cost)
   Fuel                                                                    119,631          162,796
   Materials and supplies                                                  144,316          142,782
 Prepayments                                                                 8,913           12,910
---------------------------------------------------------------------------------------------------
                                                                       $   810,375      $   835,503
---------------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                     $   975,351      $ 1,155,482
 Prepaid pensions                                                           91,579           81,865
 Unamortized debt expense                                                   45,357           40,936
 Other                                                                      40,150           45,257
---------------------------------------------------------------------------------------------------
                                                                       $ 1,152,437      $ 1,323,540
---------------------------------------------------------------------------------------------------
  TOTAL                                                                $11,014,929      $11,130,591
===================================================================================================



         (See accompanying Notes to Consolidated Financial Statements.)

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)
DTE Energy Company and Subsidiary Companies



                                                                           December 31
                                                             -------------------------------------
LIABILITIES                                                      1996                      1995
                                                             -------------------------------------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
  authorized; 145,119,875 shares outstanding                 $ 1,951,437              $ 1,951,437
 Retained earnings used in the business                        1,492,417                1,484,871
--------------------------------------------------------------------------------------------------
    Total common shareholders' equity                        $ 3,443,854              $ 3,436,308
 Cumulative preferred stock of subsidiary                        144,405                  326,604
 Long-term debt                                                3,779,334                3,756,094
--------------------------------------------------------------------------------------------------
    Total Capitalization                                     $ 7,367,593              $ 7,519,006
--------------------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                            $   115,742              $   128,362
 Other postretirement benefits                                     5,516                   24,381
 Other                                                            67,078                   58,424
--------------------------------------------------------------------------------------------------
                                                             $   188,336              $   211,167
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term borrowings                                       $    10,001              $    36,990
 Amounts due within one year
   Long-term debt                                                144,214                  119,214
   Obligations under capital leases                              144,499                  154,307
 Accounts payable                                                160,786                  165,148
 Property and general taxes                                       29,475                   34,416
 Income taxes                                                     14,334                        -
 Accumulated deferred income taxes                                44,418                   51,697
 Interest payable                                                 60,405                   62,128
 Dividends payable                                                77,644                   81,102
 Payrolls                                                         81,448                   72,164
 Fermi 2 refueling outage                                          1,349                   14,342
 Other                                                           133,409                  130,689
--------------------------------------------------------------------------------------------------
                                                             $   901,982              $   922,197
--------------------------------------------------------------------------------------------------
DEFERRED CREDITS
 Accumulated deferred income taxes                           $ 2,023,691              $ 2,052,875
 Accumulated deferred investment tax credits                     315,030                  330,085
 Other                                                           218,297                   95,261
--------------------------------------------------------------------------------------------------
                                                             $ 2,557,018              $ 2,478,221
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 10, 12 and 13)
--------------------------------------------------------------------------------------------------
   Total                                                     $11,014,929              $11,130,591
==================================================================================================



         (See accompanying Notes to Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
DTE Energy Company and Subsidiary Companies

                                                                                           Year Ended December 31
                                                                               -----------------------------------------
                                                                                     1996           1995          1994
                                                                               -----------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                   $    309,296     $  405,914    $  390,269
  Adjustments to reconcile net income to net cash from operating activities:
    Accretion income                                                                 (8,225)       (11,041)      (13,644)
    Depreciation and amortization                                                   526,625        500,611       476,415
    Deferred Fermi 2 depreciation, amortization and return - net                     97,602         87,018        77,363
    Deferred income taxes and investment tax credit - net                             1,895         62,523        97,417
    Fermi 2 refueling outage - net                                                  (12,993)        13,075       (19,507)
    Steam heating special charges                                                   149,231         42,029             -
    Other                                                                           (10,544)         5,113       (35,221)
    Changes in current assets and liabilities:
      Customer accounts receivable and unbilled revenues                            (26,073)      (218,579)         (505)
      Other accounts receivable                                                      (6,341)        (3,452)       (7,593)
      Inventories                                                                    41,843        (18,837)       (1,774)
      Accounts payable                                                               (5,711)        18,049       (13,858)
      Taxes payable                                                                   9,439         (2,649)      (18,031)
      Interest payable                                                               (1,723)         1,914        (6,174)
      Other                                                                          14,315         31,255        (2,189)
------------------------------------------------------------------------------------------------------------------------
   Net cash from operating activities                                          $  1,078,636     $  912,943    $  922,968
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures - utility                                   $   (478,587)    $ (443,941)   $ (364,639)
  Plant and equipment expenditures - non-utility                                    (51,925)        (9,903)       (1,753)
  Purchase of leased equipment                                                            -              -       (11,500)
  Nuclear decommissioning trust funds                                               (51,671)       (43,351)      (46,563)
  Non-utility investments                                                            (8,169)         1,865       (12,843)
  Other changes in current assets and liabilities                                     2,777          5,774         5,042
  Other                                                                             (29,268)       (32,845)      (11,537)
------------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                                      $   (616,843)    $ (522,401)   $ (443,793)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                                                   $    223,900     $        -    $  200,000
  Funds received from Trustees:  Installment sales contracts
    and loan agreements                                                                   -        201,525        50,470
  Decrease in short-term borrowings                                                 (26,989)        (2,499)      (98,715)
  Redemption of long-term debt                                                     (175,714)      (220,739)     (258,034)
  Redemption of preferred stock                                                    (185,000)          (955)            -
  Premiums on reacquired long-term debt                                                   -         (5,946)      (11,563)
  Purchase of common stock                                                                -              -       (59,855)
  Dividends on common stock                                                        (298,949)      (298,502)     (301,801)
  Other                                                                             (10,955)        (6,600)       (2,626)
------------------------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                                      $   (473,707)    $ (333,716)   $ (482,124)
------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                 $    (11,914)    $   56,826    $   (2,949)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF THE PERIOD                 $     64,948     $    8,122    $   11,071
------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF THE PERIOD                       $     53,034     $   64,948    $    8,122
========================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                               $    277,280     $  274,413    $  289,375
  Income taxes paid                                                                 206,649        230,537       183,172
  New capital lease obligations                                                      34,599         26,850         9,328
  Exchange of preferred stock of subsidiary for long-term debt                            -         49,878             -


        (See accompanying Notes to Consolidated Financial Statements.)

CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
(Dollars in Thousands)
DTE Energy Company and Subsidiary Companies


                                                                            Retained        Total
                                                     Common Stock           Earnings       Common
                                                  -------------------      Used in the  Shareholders'
                                                  Shares       Amount       Business       Equity
                                                  ---------------------------------------------------
BALANCE AT DECEMBER 31, 1993                      147,047,918  $1,976,270   $1,319,685     $3,295,955
 Issuance of common stock on conversion of
   convertible cumulative preferred stock of
   subsidiary, 5-1/2% series                           22,164         386                         386
 Common stock reacquired from Detroit Edison
   Savings & Investment Plans, August 4, 1994      (2,206,635)    (29,657)     (30,198)       (59,855)
 Net income                                                                    390,269        390,269
 Cash dividends declared on
   Common stock - $2.06 per share                                             (300,676)      (300,676)
 Other                                                                               1              1
-----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                      144,863,447  $1,946,999   $1,379,081     $3,326,080
 Issuance of common stock on conversion of
   convertible cumulative preferred stock of
   subsidiary, 5-1/2% series                          256,428       4,438                       4,438
 Expense associated with subsidiary preferred
   stock redeemed                                                               (1,645)        (1,645)
 Net income                                                                    405,914        405,914
 Cash dividends declared on
   Common stock - $2.06 per share                                             (298,635)      (298,635)
 Other                                                                             156            156
-----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                      145,119,875  $1,951,437   $1,484,871     $3,436,308
 Expense associated with subsidiary preferred
   stock redeemed                                                               (2,801)        (2,801)
 Net income                                                                    309,296        309,296
 Cash dividends declared on
   Common stock - $2.06 per share                                             (298,949)      (298,949)
-----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      145,119,875  $1,951,437   $1,492,417     $3,443,854
=====================================================================================================



         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED STATEMENT OF INCOME
     (Dollars in Thousands)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES



                                                                             YEAR ENDED DECEMBER 31
                                                                    ---------------------------------------
                                                                           1996        1995        1994
                                                                    ---------------------------------------
OPERATING REVENUES
 Electric - System                                                   $ 3,571,332  $ 3,560,470  $ 3,448,351
 Electric - Interconnection                                               45,124       50,979       43,141
 Steam                                                                    25,587       24,095       27,849
-----------------------------------------------------------------------------------------------------------
   Total Operating Revenues                                          $ 3,642,043  $ 3,635,544  $ 3,519,341
-----------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
-----------------------------------------------------------------------------------------------------------
 Operation
   Fuel                                                              $   695,538  $   715,967  $   719,215
   Purchased power                                                       150,232      133,557      116,947
   Other operation                                                       640,899      635,297      621,066
 Maintenance                                                             277,785      240,115      262,409
 Steam heating special charges                                           149,231       42,029            -
 Depreciation and amortization                                           526,099      500,611      476,415
 Deferred Fermi 2 amortization                                            (4,479)      (5,972)      (7,465)
 Amortization of deferred Fermi 2 depreciation and return                102,081       92,990       84,828
 Taxes other than income                                                 259,403      251,941      255,874
 Income taxes                                                            226,567      289,687      270,657
-----------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                      $ 3,023,356  $ 2,896,222  $ 2,799,946
-----------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                     $   618,687  $   739,322  $   719,395
-----------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used during construction                  $     2,330  $     1,408  $     1,684
 Other income and (deductions) - net                                     (15,360)     (30,246)     (24,973)
 Income taxes                                                              3,931        9,789        8,111
 Accretion income                                                          8,225       11,041       13,644
 Income taxes - disallowed plant costs and accretion income               (2,363)      (3,355)      (4,252)
-----------------------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)                             $    (3,237) $   (11,363) $    (5,786)
-----------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                                      $   275,166  $   275,599  $   273,763
 Amortization of debt discount and expense                                11,843       11,312       10,832
 Other                                                                     3,936        9,666       11,170
 Allowance for borrowed funds used during construction (credit)           (3,033)      (2,269)      (2,065)
-----------------------------------------------------------------------------------------------------------
       Net Interest Charges                                          $   287,912  $   294,308  $   293,700
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   327,538  $   433,651  $   419,909
PREFERRED STOCK DIVIDENDS                                            $    16,015  $    27,737  $    29,640
-----------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                                $   311,523  $   405,914  $   390,269
===========================================================================================================




         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED STATEMENT OF CASH FLOWS
     (Dollars in Thousands)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                                               YEAR ENDED DECEMBER 31
                                                                                   -------------------------------------------
                                                                                         1996          1995            1994
                                                                                   -------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                       $   327,538    $   433,651     $   419,909
  Adjustments to reconcile net income to net cash from operating activities:
    Accretion income                                                                    (8,225)       (11,041)        (13,644)
    Depreciation and amortization                                                      526,099        500,611         476,415
    Deferred Fermi 2 depreciation, amortization and return - net                        97,602         87,018          77,363
    Deferred income taxes and investment tax credit - net                                1,383         62,523          93,287
    Fermi 2 refueling outage - net                                                     (12,993)        13,075         (19,507)
    Steam heating special charges                                                      149,231         42,029               -
    Other                                                                              (10,085)         5,113         (31,091)
    Changes in current assets and liabilities:
      Customer accounts receivable and unbilled revenues                               (26,073)      (218,579)           (505)
      Other accounts receivable                                                         (3,703)        (3,452)         (7,593)
      Inventories                                                                       41,843        (18,837)         (1,774)
      Accounts payable                                                                  (7,903)        18,049         (13,858)
      Taxes payable                                                                     11,044         (2,649)        (18,031)
      Interest payable                                                                  (1,725)         1,914          (6,174)
      Other                                                                              2,016         31,255          (2,189)
--------------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                             $ 1,086,049    $   940,680     $   952,608
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures - utility                                       $  (478,587)   $  (443,941)    $  (364,639)
  Plant and equipment expenditures - non-utility                                             -         (9,903)         (1,753)
  Purchase of leased equipment                                                               -              -         (11,500)
  Nuclear decommissioning trust funds                                                  (51,671)       (43,351)        (46,563)
  Non-utility investments                                                                    -          1,865         (12,843)
  Other changes in current assets and liabilities                                        2,777          5,774           5,042
  Other                                                                                (20,707)       (32,845)        (11,537)
--------------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                         $  (548,188)   $  (522,401)    $  (443,793)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                                                       $   185,000    $         -     $   200,000
  Funds received from Trustees:  Installment sales contracts
    and loan agreements                                                                      -        201,525          50,470
  Decrease in short-term borrowings                                                    (26,989)        (2,499)        (98,715)
  Redemption of long-term debt                                                        (175,714)      (220,739)       (258,034)
  Redemption of preferred stock                                                       (185,000)          (955)              -
  Premiums on reacquired long-term debt and preferred stock                             (1,850)        (5,946)        (11,563)
  Purchase of common stock                                                                   -              -         (59,855)
  Dividends on common and preferred stock                                             (331,808)      (326,239)       (331,441)
  Cash portion of restructuring dividend to parent                                     (56,510)             -               -
  Other                                                                                 (7,473)        (6,600)         (2,626)
--------------------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                         $  (600,344)  $   (361,453)    $  (511,764)
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                     $   (62,483)  $     56,826     $    (2,949)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF THE PERIOD                     $    64,948   $      8,122     $    11,071
--------------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF THE PERIOD                           $     2,465   $     64,948     $     8,122
================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                                   $   277,018   $    274,413     $   289,375
  Income taxes paid                                                                    209,312        230,537         183,172
  New capital lease obligations                                                         34,599         26,850           9,328
  Exchange of preferred stock for long-term debt                                             -         49,878               -
  Non-cash portion of restructuring dividend to parent                                  26,716              -               -



         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED BALANCE SHEET
     (Dollars in Thousands)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                                     December 31
                                                                           ------------------------------
ASSETS                                                                          1996            1995
                                                                           ------------------------------
UTILITY PROPERTIES
 Electric plant in service                                                 $ 13,776,535     $ 13,303,992
   Less:  Accumulated depreciation and amortization                          (5,367,110)      (4,928,316)
---------------------------------------------------------------------------------------------------------
                                                                           $  8,409,425     $  8,375,676
 Construction work in progress                                                   91,242          142,726
---------------------------------------------------------------------------------------------------------
   Net utility properties                                                  $  8,500,667     $  8,518,402
---------------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $102,346 and $99,633, respectively)                                  $    126,137     $    137,206
 Nuclear fuel under capital lease (less accumulated amortization
   of $473,788 and $427,831, respectively)                                      134,104          145,463
---------------------------------------------------------------------------------------------------------
   Net property under capital leases                                       $    260,241     $    282,669
---------------------------------------------------------------------------------------------------------
     Total owned and leased properties                                     $  8,760,908     $  8,801,071
---------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                      $      7,423     $     21,576
 Investments and special funds                                                   31,145           29,058
 Nuclear decommissioning trust funds                                            171,514          119,843
---------------------------------------------------------------------------------------------------------
                                                                           $    210,082     $    170,477
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                       $      2,465     $     64,948
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000 and $22,000, respectively)             440,476          414,403
 Other accounts receivable                                                       41,367           37,664
 Inventories (at average cost)
   Fuel                                                                         119,631          162,796
   Materials and supplies                                                       144,316          142,782
 Prepayments                                                                      8,394           12,910
---------------------------------------------------------------------------------------------------------
                                                                           $    756,649     $    835,503
---------------------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                         $    975,351     $  1,155,482
 Prepaid pensions                                                                91,579           81,865
 Unamortized debt expense                                                        45,247           40,936
 Other                                                                           34,661           45,257
---------------------------------------------------------------------------------------------------------
                                                                           $  1,146,838     $  1,323,540
---------------------------------------------------------------------------------------------------------
   TOTAL                                                                   $ 10,874,477     $ 11,130,591
=========================================================================================================



         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED BALANCE SHEET
     (Dollars in Thousands)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES


                                                                                   December 31
                                                                       ------------------------------------
LIABILITIES                                                                  1996                  1995
                                                                       ------------------------------------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
   145,119,875 shares outstanding                                      $   1,451,199          $  1,451,199
 Premium on common stock                                                     547,799               547,799
 Common stock expense                                                        (47,561)              (47,561)
 Retained earnings used in the business                                    1,391,104             1,484,871
-----------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                 $   3,342,541          $  3,436,308
 Cumulative preferred stock                                                  144,405               326,604
 Long-term debt                                                            3,740,434             3,756,094
-----------------------------------------------------------------------------------------------------------
     Total Capitalization                                              $   7,227,380          $  7,519,006
-----------------------------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                                      $     115,742          $    128,362
 Other postretirement benefits                                                 5,516                24,381
 Other                                                                        67,078                58,424
-----------------------------------------------------------------------------------------------------------
                                                                       $     188,336          $    211,167
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term borrowings                                                 $      10,001          $     36,990
 Amounts due within one year
   Long-term debt                                                            144,214               119,214
   Obligations under capital leases                                          144,499               154,307
 Accounts payable                                                            158,594               165,148
 Property and general taxes                                                   29,455                34,416
 Income taxes                                                                 15,959                     -
 Accumulated deferred income taxes                                            44,418                51,697
 Interest payable                                                             60,403                62,128
 Dividends payable                                                            82,723                81,102
 Payrolls                                                                     81,181                72,164
 Fermi 2 refueling outage                                                      1,349                14,342
 Other                                                                       131,840               130,689
-----------------------------------------------------------------------------------------------------------
                                                                       $     904,636          $    922,197
-----------------------------------------------------------------------------------------------------------
DEFERRED CREDITS
 Accumulated deferred income taxes                                     $   2,022,550          $  2,052,875
 Accumulated deferred investment tax credits                                 315,030               330,085
 Other                                                                       216,545                95,261
-----------------------------------------------------------------------------------------------------------
                                                                       $   2,554,125          $  2,478,221
-----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3, 10, 12 and 13)
-----------------------------------------------------------------------------------------------------------
     Total                                                             $  10,874,477          $ 11,130,591
===========================================================================================================





         (See accompanying Notes to Consolidated Financial Statements.)

     CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
     (Dollars in Thousands)
     THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES




                                              Common Stock              Premium                        Retained         Total
                                         --------------------------        on          Common          Earnings         Common
                                                          $10 Par        Common         Stock         Used in the    Shareholders'
                                            Shares         Value          Stock        Expense         Business         Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993             147,047,918    $ 1,470,479    $  553,966    $  (48,175)     $  1,319,685   $    3,295,955
 Issuance of common stock on
   conversion of convertible
   cumulative preferred stock,
   5-1/2% series                              22,164            222           173            (9)                               386
 Common stock reacquired from
   Detroit Edison Savings &
   Investment Plans, August 4, 1994       (2,206,635)       (22,066)       (8,314)          723           (30,198)         (59,855)
 Net income                                                                                               419,909          419,909
 Cash dividends declared
   Common stock - $2.06 per share                                                                        (300,676)        (300,676)
   Cumulative preferred stock*                                                                            (29,640)         (29,640)
 Other                                                                                                          1                1
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994             144,863,447    $ 1,448,635    $  545,825    $  (47,461)     $  1,379,081   $    3,326,080
 Issuance of common stock on
   conversion of convertible
   cumulative preferred stock,
   5-1/2% series                             256,428          2,564         1,974          (100)                             4,438
 Expense associated with preferred
   stock redeemed                                                                                          (1,645)          (1,645)
 Net income                                                                                               433,651          433,651
 Cash dividends declared
   Common stock - $2.06 per share                                                                        (298,635)        (298,635)
   Cumulative preferred stock*                                                                            (27,737)         (27,737)
 Other                                                                                                        156              156
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995             145,119,875    $ 1,451,199    $  547,799    $  (47,561)     $  1,484,871   $    3,436,308
 Expense associated with preferred
   stock redeemed                                                                                          (2,801)          (2,801)
 Net income                                                                                               327,538          327,538
 Cash dividends declared
   Common stock - $2.20 per share                                                                        (319,263)        (319,263)
   Cumulative preferred stock*                                                                            (16,015)         (16,015)

 Restructuring dividend to parent                                                                         (83,226)         (83,226)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996             145,119,875   $  1,451,199    $  547,799    $  (47,561)     $  1,391,104   $    3,342,541
====================================================================================================================================



*At established rate for each series.


         (See accompanying Notes to Consolidated Financial Statements.)
                                      48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION - DTE Energy Company ("Company") is a Michigan corporation, incorporated in 1995, and an exempt holding company under the Public Utility Holding Company Act. The Company has no significant operations of its own, holding instead the stock of an electric utility and other energy-related businesses. The Detroit Edison Company ("Detroit Edison"), a public utility incorporated in Michigan since 1967, is the Company's largest operating subsidiary. Detroit Edison represents approximately 98.7% of the Company's assets at December 31, 1996.

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

     All significant intercompany balances and transactions have been eliminated. Investments in limited liability companies, partnerships and joint ventures are accounted for using the equity method.

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

     As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the December 19, 1996 MPSC Staff Report on Electric Industry Restructuring, if adopted by the MPSC and Michigan legislature as proposed, would alter the regulatory process in Michigan and provide for a transition to competition for the non-nuclear generation segment of Detroit Edison's business. The Staff Report being considered provides for the recovery of regulatory assets, capital costs of Fermi 2 and costs incurred to implement the transition to competition. Also, if the Staff Report in its present form is adopted, the non-nuclear generation segment of Detroit Edison's business would not qualify for SFAS No. 71 accounting following the transition period. However, Detroit Edison believes that the nuclear generation and transmission and distribution segments of its business will continue to be regulated and qualify under the accounting model prescribed by SFAS No. 71.

     Detroit Edison has recorded the following regulatory assets at December
31:

                                                       1996       1995
                                                     --------    --------
                                                         (Thousands)
       Unamortized loss on reacquired debt           $111,869    $124,692
       Recoverable income taxes                       587,843     641,361
       Other postretirement benefits                    3,777      23,221
       Fermi 2 phase-in plan                          195,836     297,774
       Fermi 2 deferred amortization                   62,710      58,231
       United States Department of Energy
        decontamination and decommissioning             9,605      10,203
       Allowance for funds used during construction     3,711           -
                                                     --------  ----------

          Total                                      $975,351  $1,155,482
                                                     ========  ==========


     At December 31, 1996 and 1995, Detroit Edison had the following regulatory liabilities: (1) $315 million and $330 million, respectively, for unamortized accumulated deferred investment tax credits, (2) $73 million and $53 million, respectively, for Fermi 2 capacity factor and turbine efficiency disallowances (see Note 3), and (3) $6 million and $22 million, respectively, for other liabilities.

UNAMORTIZED LOSS ON REACQUIRED DEBT - In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with refunding are amortized over the life of the replacement issue.

RECOVERABLE INCOME TAXES - See Note 6.

OTHER POSTRETIREMENT BENEFITS - See Note 13.

FERMI 2 PHASE-IN PLAN - An MPSC authorized phase-in plan, effective in January 1988, for Fermi 2, a nuclear generating unit, provided for gradual rate increases in the early years of plant operation rather than a one-time substantial rate increase which conventional ratemaking would provide. SFAS No. 92,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

"Regulated Enterprises - Accounting for Phase-in Plans," permits the capitalization of costs deferred for future recovery under a phase-in plan. Accordingly, Detroit Edison recorded non-cash income of deferred depreciation and deferred return totaling $506.5 million through 1992. Beginning in 1993 and continuing through 1998, these deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues. Amortization of these deferred amounts totaled $102 million, $93 million and $85 million in 1996, 1995 and 1994, respectively.

FERMI 2 DEFERRED AMORTIZATION - The December 1988 MPSC rate order provides for Detroit Edison's February 1990 purchase of Wolverine Power Supply Cooperative, Inc.'s ("Cooperative") ownership interest in Fermi 2 for $513 million with a 19-year principal amortization and associated interest of 8%, which is the composite average of the Cooperative debt assumed by Detroit Edison at the time of the purchase. Since the straight-line amortization of the asset exceeds the revenues provided for such amortization during the first 10 years of the recovery period, Detroit Edison is recording deferred amortization, a non-cash item of income, totaling $67.2 million through 1999. For 1996, 1995 and 1994, the amounts deferred were $4.5 million, $6 million and $7.5 million, respectively. The deferred amounts will be amortized to operating expense as the cash recovery is realized through revenues during the years 2000 through 2008.

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

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION ("AFUDC") - AFUDC, a non-operating non-cash item, involves a regulatory accounting procedure whereby the approximate interest expense and the cost of other (common and preferred shareholders' equity) funds applicable to the cost of construction are transferred from the income statement to construction work in progress in the balance sheet. The cash recovery of AFUDC, as well as other costs of construction, occurs as completed projects are placed in service and related depreciation is authorized to be recovered through customer rates. Detroit Edison capitalized AFUDC at 7.66% in 1996, 1995 and 1994. Because the amount of AFUDC computed for MPSC purposes has exceeded the amount computed using the FERC formula, the excess was recorded as a regulatory asset and is being amortized to operating expense over the service life of utility property.

TEMPORARY CASH INVESTMENTS - For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

REVENUES - Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

PROPERTY, RETIREMENT AND MAINTENANCE, DEPRECIATION AND AMORTIZATION - Utility properties are recorded at original cost less regulatory disallowances and an impairment loss. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense, and the cost of new property installed, which replaces property retired, is charged to property accounts. The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of Fermi 2, excluding decommissioning expense, was 3.26% of average depreciable property for 1996, 1995 and 1994, except for $300 million being amortized over 10 years commencing in 1989 and $513 million being amortized over 19 years commencing in
1990.  See Note 3.    Provision for depreciation of all other utility plant, as
a percent of average depreciable property, was 3.2% for 1996, 1995 and 1994.

SOFTWARE COSTS - Detroit Edison capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning with a project's completion.

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

ACCRETION INCOME - In 1988, Detroit Edison adopted SFAS No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs."
As a result, indirect losses were recorded for Greenwood Unit No. 1 for the period that plant was not allowed in rate base (1988-1993), and for the indirect loss related to the $300 million of Fermi 2 plant costs recovered from 1989 to 1998 with no return. The net after-tax losses originally totaled $198 million based on the discounting required by SFAS No. 90. These amounts are being restored to income over the respective discount periods as Detroit Edison records a non-cash return (accretion income). The net after-tax income recorded was $5.3 million, $7.2 million and $8.9 million in 1996, 1995 and 1994, respectively.

CAPITALIZATION - DISCOUNT AND EXPENSE - The discount and expense related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations applicable to Detroit Edison, the discount and expense related to debt redeemed without refunding are written off to other income and deductions. Capital stock expense related to redeemed preferred stock of Detroit Edison is written off against retained earnings used in the business.

FERMI 2 REFUELING OUTAGES - Detroit Edison recognizes the cost of Fermi 2 refueling outages over periods in which related revenues are recognized. Under this procedure, it records a provision for incremental costs anticipated to be incurred during the next scheduled Fermi 2 refueling outage. See Note 2.

LEASES - See Note 10.

EMPLOYEE BENEFITS - See Note 13.

STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for 1996. This statement establishes a fair-value based method of accounting for stock compensation plans. As permitted, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 13 for discussion of stock-based compensation as part of the Long-Term Incentive Plan.

NOTE 2 - FERMI 2
--------------------------------------------------------------------------------

GENERAL - Fermi 2, a nuclear generating unit, began commercial operation in January 1988. Fermi 2 has a design electrical rating (net) of 1,139 megawatts ("MW"). This unit represents approximately 25% of total assets, 10% of total operation and maintenance expenses and 9% of summer net rated capability.

     MPSC rate orders issued in April 1986, December 1988 and January 1994 contain provisions with respect to the recovery of Fermi 2 costs. See Note 3 for a discussion of Fermi 2 rate matters and the MPSC's treatment of Fermi 2's original project costs of $4.858 billion.

LICENSING AND OPERATION - The Nuclear Regulatory Commission ("NRC") maintains jurisdiction over the licensing and operation of Fermi 2.

     On December 25, 1993, the Fermi 2 reactor automatically shutdown following a turbine-generator failure. The turbine suffered mechanical damage, the exciter and generator incurred mechanical and fire damage, and the condenser had some internal damage. Therefore, Fermi 2 was out of service in 1994 and part of 1995. The nuclear part of the plant was not damaged.

     Major repairs were completed in 1994 and early 1995 and the unit operated at a reduced power output through September 26, 1996. These repair costs were approximately $80 million for which to date Detroit Edison has received partial insurance payments of $70 million for property damage. In addition, Detroit Edison has received partial insurance payments of $74.2 million for replacement power costs through December 31, 1996.

     The unit was shut down from September 27, 1996 to January 3, 1997 to replace one-third of its nuclear fuel and install three new low-pressure turbines. With the installation of these new turbines the unit is expected to initially operate at 1,085 MW, up from 876 MW prior to this shut down. The $49 million cost of replacing the major turbine components was not covered by insurance. This cost was capitalized and is expected to be recovered in rates because it is less than the cumulative amount available under the cap on Fermi 2 capital expenditures, a provision of the MPSC's December 1988 order. See
Note 3.

     On January 17, 1997, there was an electrical component failure in the switchyard outside the plant which resulted in the "motorizing" of the main generator caused by incoming electricity from the Detroit Edison electrical system. As a result, the Fermi 2 plant was shut down to allow for inspection of the internal components of the plant's generator and required repairs and testing. Detroit Edison expects that the unit will be back in service during the second quarter of 1997. Operation of the reactor was not affected by this incident. Although the costs of repairs are expected to be covered by insurance (subject to a $1 million deductible), this incident will require an increase in the Fermi 2 capacity factor performance standard reserve for the period 1997-1999 which will have an adverse effect on earnings in the first quarter of 1997. See Note 3.

INSURANCE - Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Mutual Limited ("NML") and Nuclear Electric Insurance Limited ("NEIL"). The NML and NEIL insurance policies provide $500 million of composite primary coverage (with a $1 million deductible and, effective January 22, 1997, a $10 million deductible for the turbine-generator unit) and $2.25 billion of excess coverage, respectively, for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. Accordingly, the combined limits provide total property damage insurance of $2.75 billion.

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

     As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $75.5 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 1996, there were 110 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.3 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident.

DECOMMISSIONING - The NRC has jurisdiction over the decommissioning of nuclear power plants. An NRC rule requires decommissioning funding based upon a site-specific estimate or a predetermined NRC formula. Using the NRC's formula, plus an additional allowance for decommissioning the non-nuclear portion of the plant, it is estimated that the cost of decommissioning Fermi 2 when its license expires in the year 2025 is $520 million in current 1996 dollars and $3 billion in future 2025 dollars. The assumed annual inflation rate used to increase the cost to decommission is 6%, compounded annually.

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

     Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1996, 1995 and 1994, Detroit Edison collected $33.5 million, $32.1 million and $26.9 million, respectively, from customers for decommissioning Fermi 2. Also, in 1996, 1995 and 1994, Detroit Edison collected $4.2 million, $4.1 million and $3.3 million, respectively, from customers for low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense in the Consolidated Statement of Income and accumulated depreciation and amortization in the Consolidated Balance Sheet. Earnings on the external decommissioning trust fund assets during 1996, 1995 and 1994 were $4.4 million, $3.3 million and $1.3 million, respectively. Earnings on the external low-level radioactive waste disposal trust fund assets were $0.7 million, $0.6 million and $0.2 million in 1996, 1995 and 1994, respectively. Trust fund earnings are recorded as an investment with a corresponding credit to accumulated depreciation and amortization. Trust fund assets are assumed to earn an after-tax rate of return of 7%, compounded annually. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," net unrealized gains of $8.7 million, $4.6 million and $0.7 million in 1996, 1995 and 1994,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

respectively, were recorded as increases to the nuclear decommissioning trust funds and accumulated depreciation and amortization in the Consolidated Balance Sheet.

     During 1995, shipment of low-level radioactive waste to a permanent disposal site resumed. Detroit Edison's disposal costs of $3.5 million and $5.7 million during 1996 and 1995, respectively, were reimbursed by the external trust funds.

     At December 31, 1996, Detroit Edison had a reserve of $138.1 million for the future decommissioning of Fermi 2 and $11.2 million for low-level radioactive waste disposal costs. These reserves are included in accumulated depreciation and amortization in the Consolidated Balance Sheet with a like amount deposited in external trust funds.

     Detroit Edison also had a reserve of $22.2 million at December 31, 1996 for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. This reserve is included in other deferred credits in the Consolidated Balance Sheet with a like amount deposited in an external trust fund. Detroit Edison estimates that the cost of decommissioning Fermi 1 in the year 2025 is $21 million in current 1996 dollars and $114 million in future 2025 dollars.

     The FASB is reviewing the accounting for removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation.

NUCLEAR FUEL DISPOSAL COSTS - Detroit Edison has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2. Under the terms of the contract, Detroit Edison makes quarterly payments to the DOE based upon a fee of 1 mill per kilowatthour applied to the Fermi 2 electricity
generated and sold.     The spent nuclear fuel disposal cost is included as a
component of Detroit Edison's nuclear fuel expense. The Federal Nuclear Waste Policy Act of 1982 provides that in return for this fee the DOE is to provide a permanent repository for spent nuclear fuel by January 31, 1998 which statutory obligation was upheld in October 1996 by the United States Court of Appeals for the District of Columbia Circuit. Nevertheless, the DOE has indicated it will be unable to begin acceptance by the required date and has requested comments from Detroit Edison and other affected companies. The DOE and utilities with nuclear units are pursuing other interim storage options. Detroit Edison estimates that existing temporary storage capacity at Fermi 2 will be sufficient until the year 2001, or until 2017 with the expansion of such storage capacity.

NOTE 3 - REGULATORY MATTERS
--------------------------------------------------------------------------------

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

     On January 21, 1994, the MPSC issued an order reducing Detroit Edison's rates in the amount of $78 million annually. The rate reduction was determined by using a 1994 test year and an overall rate of return of 7.66%, incorporating an 11% return on common equity and a capital structure comprised of 40% common equity, 55.01% long-term debt and 4.99% preferred stock. The MPSC order includes the recovery of (1) increased Fermi 2 decommissioning costs of $28.1 million annually, which includes the recovery of low-level radioactive waste disposal costs, (2) full recovery of 1994 other postretirement benefit costs plus recovery and amortization of the 1993 deferred cost (see Note 13), (3) costs associated with the return to rate base of Greenwood Unit No. 1, (4) Fermi 2 phase-in plan revenue requirements of $70.8 million in 1994 and (5) costs associated with a three-year demand-side management program. In keeping with the MPSC's recognition of the need for industrial customers to be competitive, the January 1994 rate reduction was allocated among the various classes of customers approximately as follows: Industrial-$43 million, Commercial-$24 million, Residential-$10 million and Governmental-$1 million. The order is the subject of various appeals before the Michigan Court of Appeals.

COMMERCIAL AND INDUSTRIAL RATES - Detroit Edison is continuing to address its competitive status by entering into long-term service contracts with certain of its large commercial and industrial customers. These contracts must be approved by the MPSC prior to implementation. At December 31, 1996 and 1995 these contracts accounted for revenues of approximately $299 million and $208 million, respectively. While there are revenue reductions associated with these long-term service contracts, Detroit Edison believes they are strategically advantageous.

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

     Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $47 million (in 1996 dollars) at December 31, 1996. Under the cap on non-fuel operation and maintenance expenses, the cumulative amount available totals $69 million (in 1996 dollars) at December 31, 1996.

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

     As discussed in Note 2, Fermi 2 was out of service in 1994 and part of 1995, and operated at a reduced power output during 1995 and 1996. Therefore, the three-year rolling average capacity factor utilized in the Fermi 2 performance standard calculation will be unfavorably affected in the period 1994-1998. The plant's three-year rolling average capacity factor was 53.7% for 1994, 45.4% for 1995 and 33.1% for 1996, utilizing a capacity of 1,093 MW for 1992 and 1993 and 1,139 MW for 1994, 1995 and 1996. The three-year rolling average capacity factor for the top 50% of U.S. boiling water reactors was 78.6% for 1994 and 81.8% for 1995.

     Detroit Edison incurred a capacity factor disallowance totaling $19.2 million for 1994. In accordance with an MPSC order, three times this amount was used to determine the net refund to customers in the 1994 PSCR reconciliation case, resulting in banked credits of $38.5 million which will reduce future capacity factor disallowance amounts owing to customers. The capacity factor disallowance for 1995 has not yet been determined by the MPSC. At December 31, 1996, Detroit Edison had accrued $56.8 million (capacity factor disallowances of $95.3 million, less banked credits of $38.5 million) for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1995-1998, based on the following assumptions:

    a. Fermi 2 three-year rolling average capacity factor of 45.4% in 1995, 33.1% in 1996, and an estimated 61.7% in 1997 and 71.1% in 1998;

    b.   Estimated three-year rolling average capacity factor for the top
         50% of U.S. boiling water reactors of 81.8% in 1995 and increasing to 84% in 1998;

    c. Estimated incremental cost of replacement power of $7.61 per megawatthour in 1995 and increasing to $11 per megawatthour in 1998.

     See Note 2 for information on the current Fermi 2 shutdown.

     Also, Detroit Edison has recorded an additional liability of $16 million at December 31, 1996 for reduced efficiency of the Fermi 2 turbine in 1995 and 1996 when the unit operated at a reduced power output.

     In accordance with the April 1986 and December 1988 MPSC rate orders, ratemaking treatment of Detroit Edison's Fermi 2 original project costs of $4.858 billion is as follows: (1) $3.018 billion in rate base with recovery and return, (2) $300 million amortized over 10 years with no return, (3) $513 million amortized over 19 years with associated interest of 8% and (4) $1.027 billion disallowed and written off in 1988.

     At December 31, 1996, Detroit Edison's net plant investment in Fermi 2 was $2.8 billion ($3.9 billion less accumulated depreciation and amortization of $1.1 billion).

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


NOTE 4 - JOINTLY-OWNED UTILITY PLANT
--------------------------------------------------------------------------------

Detroit Edison's portion of jointly-owned utility plant is as follows:


--------------------------------------------------------------------------------
                                                                Ludington
                                                                  Pumped
                                                   Belle River    Storage
--------------------------------------------------------------------------------


In-service date                                     1984-1985        1973
Undivided ownership interest                            *              49%
Investment (millions)                               $1,044           $177
Accumulated depreciation (millions)                 $  346           $ 77

   *    Detroit Edison's undivided ownership interest is 62.78% in Unit No.
        1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1996, 75% in facilities used in common with Unit No. 2.
--------------------------------------------------------------------------------

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

     Detroit Edison was required to purchase MPPA's capacity and energy entitlement through 1994. Buyback payments to MPPA were $6 million for 1994.

LUDINGTON PUMPED STORAGE - Operation, maintenance and other expenses of the Ludington Pumped Storage Plant ("Ludington") are shared by Detroit Edison and Consumers Energy Company in proportion to their respective ownership interests in the plant.



NOTE 5 - SALE OF ACCOUNTS RECEIVABLE AND UNBILLED REVENUES
--------------------------------------------------------------------------------

Detroit Edison has an agreement providing for the sale, assignment and repurchase, from time to time, of an undivided ownership interest in up to $200 million of its customer accounts receivable and unbilled revenues. At December 31, 1996 and 1995, there were no sales under this agreement. All expenses associated with the agreement were charged to other income and (deductions) in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:

--------------------------------------------------------------------------------

                                                  Percent of Income Before Tax
                                             --------------------------------------
                                              1996            1995            1994
                                             ------          ------          ------
Statutory income tax rate                      35.0 %          35.0 %           35.0 %
   Deferred Fermi 2 depreciation and return     5.3             3.7              3.5
   Investment tax credit                       (2.8)           (2.1)            (1.9)
   Depreciation                                 6.0             3.3              5.5
   Removal costs                               (2.2)           (1.5)            (1.4)
   Other-net                                   (0.8)            1.1             (1.8)
                                             ---------------------------------------
Effective income tax rate                      40.5 %*         39.5 %           38.9 %
                                             =======================================


* The Detroit Edison effective income tax rate for 1996 was 40.7%.
--------------------------------------------------------------------------------


Components of income tax expense are as follows:

-------------------------------------------------------------------------------------------------
                                                               1996        1995       1994
-------------------------------------------------------------------------------------------------
                                                                        (Thousands)
Included in operating expenses:
  Current federal tax expense                                $242,965     $247,676   $195,848
  Deferred federal tax expense - net                           (5,305)      57,049     87,635
  Investment tax credits                                      (15,054)     (15,038)   (12,826)
                                                             --------     --------   --------
    Total                                                    $222,606     $289,687   $270,657
                                                             --------     --------   --------

Included in other income and (deductions):
  Current federal tax expense                                $(23,822)    $(26,946)  $(26,467)
  Deferred federal tax expense - net                           22,254       21,768     22,608
  Investment tax credits                                            -       (1,256)         -
                                                             --------     --------   --------
    Total                                                    $ (1,568)    $ (6,434)  $ (3,859)
                                                             --------     --------   --------
    Total income tax expense                                 $221,038*    $283,253   $266,798
                                                             ========     ========   ========


* The Detroit Edison income tax expense for 1996 was $224,999.


--------------------------------------------------------------------------------

     The Fermi 2 phase-in plan required Detroit Edison to record additional deferred income tax expense related to deferred depreciation totaling $33.5 million, with this amount amortized to income over the six-year period ending December 31, 1998.

     With the adoption of SFAS 109, "Accounting for Income Taxes" in 1993, an increase in accumulated deferred income tax liabilities was recorded which represented the tax effect of temporary differences not previously recognized, and the recomputation of the tax liability at the current tax rate. The liability increase was offset by a regulatory asset of equal value, titled "Recoverable Income Taxes." This regulatory asset represents the future revenue recovery from customers for these taxes as they become payable, with no effect on net income. The MPSC issued an order providing assurance that the effects of previously flowed-through tax benefits will continue to be allowed rate recovery.

Deferred income tax assets (liabilities) are comprised of the following at December 31:

-----------------------------------------------------------------------------
                                                  1996          1995
-----------------------------------------------------------------------------
                                                      (Thousands)
        Property                              $(2,219,575)  $(2,166,152)
        Fermi 2 deferred depreciation
          and return                              (85,538)     (130,048)
        Property taxes                            (57,996)      (57,030)
        Investment tax credit                     170,000       178,000
        Reacquired debt losses                    (38,935)      (43,414)
        Contributions in aid of construction       46,965        41,589
        Other                                     116,970        72,483
                                              -----------   -----------
                                              $(2,068,109)  $(2,104,572)
                                              ===========   ===========

        Deferred income tax liabilities       $(2,594,437)  $(2,659,441)
        Deferred income tax assets                526,328       554,869
                                              -----------   -----------
                                              $(2,068,109)  $(2,104,572)
                                              ===========   ===========


     The federal income tax returns of the Company are settled through the year 1988. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1996.




NOTE 7 - COMMON STOCK AND CUMULATIVE PREFERRED AND PREFERENCE
         STOCK
--------------------------------------------------------------------------------

At December 31, 1996, the Company had Cumulative Preferred Stock, without par value, 5,000,000 shares authorized with 5,000,000 shares unissued.

     At December 31, 1996, Detroit Edison had Cumulative Preference Stock of $1 par value, 30,000,000 shares authorized with 30,000,000 shares unissued.

     At December 31, 1996, Detroit Edison had Cumulative Preferred Stock of $100 par value, 6,747,484 shares authorized with 1,539,827 shares unissued, and 1,501,223 and 3,351,223 shares outstanding at December 31, 1996 and 1995, respectively.

Cumulative Preferred Stock outstanding at December 31 was:

--------------------------------------------------------------------------------
                                  Date of Issuance           1996      1995
--------------------------------------------------------------------------------
                                                                (Thousands)
Cumulative Preferred Stock
 7.68% Series, 500,000 shares            March 1971       $       -   $  50,000
 7.45% Series, 600,000 shares            November 1971            -      60,000
 7.36% Series, 750,000 shares            December 1972            -      75,000
 7.75% Series, 1,001,223 shares          February 1993      100,122     100,122
 7.74% Series, 500,000 shares            April 1993          50,000      50,000
 Preferred stock expense                                     (5,717)     (8,518)
                                                          ---------   ---------
Total Cumulative Preferred Stock                          $ 144,405   $ 326,604
                                                          =========   =========


     On March 21, 1996, Detroit Edison redeemed all of the outstanding Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series, totaling $185 million, at per share redemption prices of $101 plus accrued dividends.

     Detroit Edison's 7.75% Series and 7.74% Series Cumulative Preferred Stock are redeemable solely at the option of Detroit Edison at a per share redemption price of $100, plus accrued dividends, on and after April 15, 1998 and July 15, 1998, respectively. These series are listed on the New York Stock Exchange as Depositary Receipts (each representing 1/4 of a preferred share) with a par value of $25 each.

     Apart from MPSC or FERC approval and the requirement that common, preferred and preference stock be sold for at least par value, there are no legal restrictions on the issuance of additional authorized shares of stock by Detroit Edison.

     There are no legal restrictions on the issuance of additional authorized shares of the Company's common and preferred stock.


NOTE 8 - LONG-TERM DEBT

Detroit Edison's 1924 Mortgage and Deed of Trust ("Mortgage"), the lien of which covers substantially all of Detroit Edison's properties, provides for the issuance of additional bonds. At December 31, 1996, approximately $3.4 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 8% on any such additional Mortgage Bonds. An additional $1.2 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.


 Long-term debt outstanding at December 31 was:
-------------------------------------------------------------------------------------
                                               Interest Rate       1996         1995
-------------------------------------------------------------------------------------
                                                                      (Thousands)

DETROIT EDISON
GENERAL AND REFUNDING MORTGAGE BONDS
 Series R, due 12/1/96                         6       %       $        -  $  100,000
 Series S, due 10/1/98                         6.4                150,000     150,000
 1990 Series A, due 3/31/20                    7.904              150,696     156,975
 1990 Series B, due 3/31/16                    7.904              190,320     199,836
 1990 Series C, due 3/31/14                    8.357               61,542      64,961
 1992 Series D, due 8/1/02 and 8/1/22          7.605   *          290,000     290,000
 1992 Series E, due 12/15/99                   6.83                50,000      50,000
 1993 Series B, due 12/15/99                   6.83                50,000      50,000
 1993 Series C, due 1/15/03 and 1/13/23        7.898   *          198,000     225,000
 1993 Series D, due 4/1/99                     6.45               100,000     100,000
 1993 Series E, due 3/15/00, 3/17/03
   and 3/15/23                                 6.854   *          390,000     390,000
 1993 Series G, due 5/1/97 and 5/1/01          5.921   *          225,000     225,000
 1993 Series J, due 6/1/18                     7.74               240,500     270,000
  Less:  Unamortized net discount                                    (102)       (143)
         Amount due within one year                              (144,214)   (119,214)
                                                               ----------  ----------
                                                               $1,951,742  $2,152,415
                                                               ----------  ----------

REMARKETED NOTES
 Secured by corresponding amounts of
   General and Refunding Mortgage Bonds
    1993 Series H, due 7/15/28                 6.4     **      $   50,000  $   50,000
    1993 Series K, due 8/15/33                 5.691   **         160,000     160,000
    1994 Series C, due 8/15/34                 6.573   **         200,000     200,000
      Less:  Unamortized net discount                                (168)       (172)
                                                               ----------  ----------
                                                               $  409,832  $  409,828
                                                               ----------  ----------


                                          Interest Rate    1996         1995
------------------------------------------------------------------------------
                                                              (Thousands)
TAX EXEMPT REVENUE BOND OBLIGATIONS
 Secured by corresponding amounts of
   General and Refunding Mortgage Bonds
    Installment Sales Contracts, due
     9/1/04 - 9/1/24                          7.12% *   $  282,155  $  282,155
       Less:  Unamortized net discount                        (184)       (191)
                                                        ----------  ----------
                                                        $  281,971  $  281,964
                                                        ----------  ----------

     Loan Agreements, due 7/15/08 - 9/1/25   6.657  *   $  606,670  $  606,670
      Less:  Unamortized net discount                          (69)        (71)
                                                        ----------  ----------
                                                        $  606,601  $  606,599
                                                        ----------  ----------

  Unsecured
   Installment Sales Contracts, due
     12/1/04 - 12/1/19                       7.53   *   $  142,060  $  142,060
                                                        ----------  ----------

   Loan Agreements, due 10/1/24 - 9/1/30     5.027  **  $  113,350  $  113,350
                                                        ----------  ----------


                                                        $1,143,982  $1,143,973
                                                        ----------  ----------
 DEEPLY SUBORDINATED DEBT
   QUARTERLY INCOME DEBT SECURITIES (QUIDS)
   1995 QUIDS, due 9/30/25                   8.50       $   49,878  $   49,878
   1996 QUIDS, due 3/31/26                   7.625         185,000           -
                                                        ----------  ----------
                                                        $  234,878  $   49,878
                                                        ----------  ----------
        Total Detroit Edison Long-Term Debt             $3,740,434  $3,756,094
                                                        ----------  ----------

 PCI ENTERPRISES

   Non-recourse project financing            7.327      $   38,900  $        -
                                                        ----------  ----------
        Total Company Long-Term Debt                    $3,779,334  $3,756,094
                                                        ==========  ==========



 * Weighted average interest rate at December 31, 1996.
** Variable rate at December 31, 1996.

     Each series of QUIDS provides that interest will be payable quarterly provided that, so long as an event of default has not occurred and is not continuing with respect to such series of QUIDS, Detroit Edison will have the right, upon prior notice by public announcement given in accordance with New York Stock Exchange rules, to extend the interest payment period at any time and from time to time on the QUIDS for up to 20 consecutive quarterly interest payment periods. As a consequence, quarterly interest payments on the applicable series of QUIDS would be deferred but would continue to accrue interest during any deferral period. In the event that Detroit Edison exercises this right, Detroit Edison may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during such deferral period, other than redemptions of any series of capital stock of Detroit Edison pursuant to the terms of any sinking fund provisions with respect thereto. In addition, during any deferral period, Detroit Edison may not make any advance or loan to, or purchase any securities of, or make any other investment in, any affiliate of Detroit Edison, including DTE Energy Company, for the purpose of, or to enable the payment of, directly or indirectly, dividends on any equity securities of DTE Energy Company.

     A non-recourse project financing arrangement is in place for PCI Enterprises borrowings of up to $50 million, of which $38.9 million was outstanding at December 31, 1996. This arrangement is collateralized by specific project assets. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

construction period financing will be converted into a seven-year, variable rate, term loan at the construction loan maturity date of October 31, 1997.
The expected maturities of this term loan for 1997, 1998, 1999, 2000 and 2001 consist of $1.5 million, $3.3 million, $3.2 million, $2.8 million and $2.5 million, respectively.

     In October 1996, Detroit Edison entered into a three-year interest rate swap agreement based on a notional amount of $25 million. Detroit Edison will receive a rate equal to the London Interbank Offered Rate and pay a rate equal to the quarterly weighted average Public Securities Association Municipal Swap Index divided by 67.3%. The intent of the swap is to shift floating rate exposure from the taxable markets to the tax-exempt markets. As of December 31, 1996 the average rate received was 5.53% and the average rate paid was 5.08%. The swap is subject to market risk of changes in both interest rates and tax rates. Detroit Edison does not believe changes in either or both rates will have a material effect on interest expense.

     In 1997, 1998, 1999, 2000 and 2001, Detroit Edison's long-term debt maturities consist of $144 million, $169 million, $219 million, $194 million and $119 million, respectively.

NOTE 9 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
--------------------------------------------------------------------------------
At December 31, 1996, Detroit Edison had total short-term credit arrangements of approximately $464 million. At December 31, 1996 and December 31, 1995, $10 million and $37 million, respectively, of short-term borrowings were outstanding. The weighted average interest rates for short-term borrowings during 1996, 1995 and 1994 were 5.6%, 6.1% and 4.3%.

     Detroit Edison had bank lines of credit of $200 million, all of which had commitment fees in lieu of compensating balances. Commitment fees incurred in 1996 and 1995 for bank lines of credit were approximately $0.3 million. Detroit Edison uses bank lines of credit to support the issuance of commercial paper and bank loans. All borrowings are at prevailing money market rates which are below the banks' prime lending rates.

     Detroit Edison has a nuclear fuel financing arrangement (heat purchase contract) with Renaissance Energy Company ("Renaissance"), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement. At December 31, 1996, approximately $264 million was available to Detroit Edison under such Loan Agreement. See Note 10 for a discussion of Detroit Edison's heat purchase contract with Renaissance.

     At December 31, 1996, DTE Capital Corporation had a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which no borrowings were outstanding. Commitment fees incurred in 1996 for this credit agreement were approximately $0.3 million.

NOTE 10 - LEASES

Future minimum lease payments under long-term noncancellable leases, consisting of nuclear fuel ($148 million computed on a projected units of production basis), lake vessels ($36 million), locomotives and coal cars ($152 million), office space ($16 million), and computers, vehicles and other equipment ($3 million) at December 31, 1996 are as follows:


                       (Millions)                   (Millions)
-------------------------------------------------------------------------------
                 1997         $86  2000                   $ 31
                 1998          59  2001                     21
                 1999          49  Remaining years         109
                                                    ----------
                                            Total         $355
                                                    ==========

     Detroit Edison has a heat purchase contract with Renaissance which provides for the purchase by Renaissance for Detroit Edison of up to $400 million of nuclear fuel, subject to the continued availability of funds to Renaissance to purchase such fuel. Title to the nuclear fuel is held by Renaissance. Detroit Edison makes quarterly payments under the heat purchase contract based on the consumption of nuclear fuel for the generation of electricity. Renaissance's investment in nuclear fuel was $134 million and $145 million at December 31, 1996 and 1995, respectively. The decrease in 1996 from 1995 of $11 million includes additions of $35 million (purchases of $33 million and capitalized interest of $2 million) less $46 million for the amortization of nuclear fuel consumed in 1996.

     Under SFAS No. 71, amortization of Detroit Edison's leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for ratemaking purposes. For ratemaking purposes, the MPSC has treated all leases as operating leases. Net income is not affected by capitalization of leases.

     Rental expenses for both capital and operating leases were $78 million (including $53 million for nuclear fuel), $97 million (including $67 million for nuclear fuel) and $49 million (including $8 million for nuclear fuel) for 1996, 1995 and 1994, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximates fair value. The estimated fair value of total long-term debt at December 31, 1996 and 1995 was $4 billion and $4.1 billion, respectively, compared to the carrying amount of $3.9 billion for each of the two years. For purposes of applying SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments in debt and equity securities are classified as "available for sale."

NOTE 12 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
COMMITMENTS - Detroit Edison has entered into purchase commitments of approximately $633 million at December 31, 1996, which includes, among other things, line construction and clearance costs. Detroit Edison also has entered into substantial long-term fuel supply and transportation commitments.

     Detroit Edison has an Energy Purchase Agreement ("Agreement") for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through the year 2008 and electricity through June 30, 2024. Purchases of steam and electricity were $30.2 million, $28.2 million and $24.5 million for 1996, 1995 and 1994, respectively, and annual purchase commitments are approximately $35 million, $36 million, $37 million, $39 million and $40 million for 1997, 1998, 1999, 2000 and 2001, respectively. See Note 14 relating to steam heating special charges.

     On October 25, 1995, the MPSC issued an order approving Detroit Edison's long-term capacity and energy purchase agreement from Ontario Hydro. The purchase is for 300 MW, on a seasonal basis from mid-May through mid-September for the years 1996 through 2001. This purchase will offset a concomitant agreement to lease 312 MW of Detroit Edison's 917 MW Ludington capacity entitlement to the Toledo Edison Company for essentially the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase will be to provide Detroit Edison's customers with an estimated reduction in PSCR expense of $74 million which will be passed through to customers through the PSCR clause.

CONTINGENCIES - LEGAL PROCEEDINGS - On May 28, 1996, an order was issued by the Circuit Court for Wayne County, Michigan certifying a plaintiff class (Gilford, et al v Detroit Edison) in a lawsuit claiming that Detroit Edison had engaged in age and racial discrimination. Detroit Edison has requested leave to appeal the class certification to the Michigan Supreme Court and has requested a stay of proceedings. A notice has been sent to potential class members, however, the size of the potential class will not be determinable until late May 1997 at the earliest. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

     CARTER INDUSTRIALS - In January 1989, the Environmental Protection Agency ("EPA") issued an administrative order under the Comprehensive Environmental Response, Compensation and Liability Act ordering Detroit Edison and 23 other potentially responsible parties to begin removal activities at the Carter Industrials superfund site. In June 1993, a Consent Decree was entered by the U.S. District Court for the Eastern District of Michigan. Clean-up of the Carter Industrials site began in 1995 and was completed in the spring of 1996. An additional clean-up of the sewer and sewer outfall emptying into the Detroit River began in August 1996 and was completed in November 1996. It is expected the site will soon be removed from the National Priorities List.

     OTHER - In addition to the matters reported herein, the Company and its subsidiaries are involved in litigation and environmental matters dealing with the numerous aspects of their business operations. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position, results of operations and cash flows.

     See Notes 2 and 3 for a discussion of contingencies related to Fermi 2.

NOTE 13 - EMPLOYEE BENEFITS
--------------------------------------------------------------------------------
RETIREMENT PLAN - Detroit Edison has a trusteed and non-contributory defined benefit retirement plan ("Plan") covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employees' years of benefit service, average final compensation and age at retirement. Detroit Edison's policy is to fund pension cost calculated under the projected unit credit actuarial cost method, provided that this amount is at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum amount deductible for federal income tax purposes. Contributions were made to the Plan totaling $16 million, $29.6 million and $45.8 million for 1996, 1995 and 1994, respectively.

     Net pension cost included the following components:


------------------------------------------------------------------------------------------------------------
                                                          1996             1995             1994
------------------------------------------------------------------------------------------------------------
                                                                        (Thousands)
Service cost - benefits earned during the period          $ 25,461       $ 22,210          $ 25,146
Interest cost on projected benefit obligation               81,758         78,592            75,922
Actual return on Plan assets                              (120,466)      (164,144)           (3,272)
Net deferral and amortization:
 Deferral of net gain (loss) during current period          19,554         64,461           (90,069)
 Amortization of unrecognized prior service cost             4,486          5,188             3,613
 Amortization of unrecognized net asset resulting
   from initial application                                 (4,507)        (4,507)           (4,507)
                                                          --------       --------          --------
Net pension cost                                          $ $6,286       $  1,800          $ $6,833
                                                          ========       ========          ========
------------------------------------------------------------------------------------------------------------

Assumptions used in determining net pension cost are as follows:

------------------------------------------------------------------------------------------------------------
                                                          1996             1995             1994
------------------------------------------------------------------------------------------------------------
Discount rate                                             7.5 %             8.0 %            7.5 %
Annual increase in future compensation levels             4.5               4.5              4.5
Expected long-term rate of return on Plan assets          9.0               9.5              9.5
------------------------------------------------------------------------------------------------------------

     The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet:

-------------------------------------------------------------------------------------------
                                                                       December 31
                                                            -------------------------------
                                                                 1996             1995
-------------------------------------------------------------------------------------------
                                                                       (Thousands)
Plan assets at fair value, primarily equity
 and debt securities                                          $1,231,600      $1,170,000
                                                              ---------------------------
Less actuarial present value of benefit obligation:
  Accumulated benefit obligation, including vested
   benefits of $994,434 and $966,765, respectively             1,021,504         991,248
 Increase in future compensation levels                          154,007         138,127
                                                              ---------------------------

 Projected benefit obligation                                  1,175,511       1,129,375
                                                              ---------------------------
Plan assets in excess of projected benefit obligation             56,089          40,625
Unrecognized net asset resulting from initial
  application                                                    (24,274)        (28,781)
Unrecognized net loss                                              2,151          21,288
Unrecognized prior service cost                                   57,613          48,733
                                                              ---------------------------

Asset recorded in the Consolidated Balance Sheet              $   91,579      $   81,865
                                                              ===========================

-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

   Assumptions used in determining the projected benefit obligation are as follows:

-------------------------------------------------------------------------------------------
                                                                     December 31
                                                            -------------------------------
                                                                 1996             1995
-------------------------------------------------------------------------------------------

Discount rate                                                    7.5 %         7.5 %
Annual increase in future compensation levels                    4.5           4.5
-------------------------------------------------------------------------------------------

     The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

     In addition to the Plan, there are several supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.

LONG-TERM INCENTIVE PLAN - The Company has adopted a long-term incentive plan ("Incentive Plan"). Under the Incentive Plan, certain key employees may be granted stock options, stock appreciation rights, restricted common stock, performance shares and performance units. In 1996 and 1995, 56,000 shares and 66,500 shares, respectively, of restricted common stock, valued at approximately $3.8 million, were conditionally granted to officers of Detroit Edison. Compensation cost of $1,165,000 and $571,000 in 1996 and 1995, respectively, was recorded based on the award that was expected to vest and recognized over the period to which the related employee services were to be rendered. The shares for officers are restricted for a period not exceeding four years and all shares are subject to forfeiture if specified performance measures are not met. There are no exercise prices related to these shares. During the applicable restriction period, the officer-recipient has all the voting, dividends and other rights of a record holder except that the shares are nontransferable, and non-cash distributions paid upon the shares would be subject to transfer restrictions and risk of forfeiture to the same extent as the shares themselves. Based upon performance under the 1995 plan 12,192 shares were forfeited. All shares awarded pursuant to this program were purchased on the open market. Common stock granted under the Incentive Plan may not exceed 7.2 million shares. Performance units (which have a face amount of $1) granted under the Incentive Plan may not exceed 25 million in the aggregate. No stock options, stock appreciation rights, performance shares or performance units have been granted under this plan. Disclosures required by SFAS No. 123 have been omitted because such amounts are considered immaterial.

SAVINGS & INVESTMENT PLANS - Detroit Edison has contributory defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Matching contributions were $17.2 million, $13.7 million and $12.5 million for 1996, 1995 and 1994, respectively.

OTHER POSTRETIREMENT BENEFITS - Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison's employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.

     Effective January 1, 1993, Detroit Edison adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard required Detroit Edison to change its accounting for postretirement benefits from the pay-as-you-go (cash) basis to the accrual of such benefits during the active service periods of employees to the date they attain full eligibility for benefits. The transition obligation at the time of adoption is being amortized over 20 years. Detroit Edison's incremental cost upon adoption of the standard was $49 million for 1993 which was deferred in accordance with the January 21, 1994 MPSC rate order. See Note 3. This amount is being amortized and recovered in rates over the four-year period 1994-1997.

     Net other postretirement benefits cost included the following components:

--------------------------------------------------------------------------------------------------------------
                                                                1996               1995              1994
--------------------------------------------------------------------------------------------------------------
                                                                                 (Thousands)
Service cost - benefits earned during the period                $19,871             $17,295         $16,267
Interest cost on accumulated postretirement
 benefit obligation                                              40,336              40,156          33,459
Actual return on assets                                         (19,238)            (17,793)           (208)
Deferral of net gain (loss) during current period                 5,870              11,368            (833)
Amortization of unrecognized transition
 obligation                                                      20,525              20,525          20,633
                                                            ------------------------------------------------

Net other postretirement benefits cost                          $67,364             $71,551         $69,318
                                                            ================================================

--------------------------------------------------------------------------------------------------------------


Assumptions used in determining net other postretirement benefits costs are as follows:

--------------------------------------------------------------------------------------------------------------
                                                                1996              1995              1994
--------------------------------------------------------------------------------------------------------------
Discount rate                                                  7.5  %             8.0  %            7.5  %
Annual increase in future compensation levels                  4.5                4.5               4.5
Expected long-term rate of return on assets                    8.5                8.5               9.5
--------------------------------------------------------------------------------------------------------------

     The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet:

---------------------------------------------------------------------------------------------------
                                                                          December 31
                                                               ------------------------------------
                                                                   1996                  1995
---------------------------------------------------------------------------------------------------
                                                                           (Thousands)
Actuarial present value of benefit obligation:
 Retirees                                                          $ 312,240              $ 314,311
 Fully eligible active participants                                   74,372                 69,281
 Other active participants                                           196,669                168,335
                                                                   ---------              ---------
Accumulated postretirement benefit obligation                        583,281                551,927

Less assets at fair value, primarily
  equity and debt securities                                         207,754                133,147
                                                                   ---------              ---------
Benefit obligation in excess of assets                               375,527                418,780

Unrecognized transition obligation                                  (328,408)              (348,934)
Unrecognized net loss                                                (41,603)               (45,465)
                                                                   ---------              ---------
Liability recorded as Other Non-Current
  Liabilities in the Consolidated Balance Sheet                    $   5,516              $  24,381
                                                                   =========              =========

   Assumptions used in determining the accumulated benefit obligation are as follows:

---------------------------------------------------------------------------------------------------
                                                                          December 31
                                                               ------------------------------------
                                                                   1996                  1995
---------------------------------------------------------------------------------------------------
Discount rate                                                      7.5 %                 7.5 %
Annual increase in future compensation levels                      4.5                   4.5
---------------------------------------------------------------------------------------------------

Benefit costs were calculated assuming health care cost trend rates beginning at 10.5% for 1996 and decreasing to 5.5% in 2008 and thereafter for persons under age 65 and decreasing from 6.5% to 5.5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $9 million for 1996 and increase the accumulated benefit obligation by $76 million at December 31, 1996.

NOTE 14 - STEAM HEATING SPECIAL CHARGES
--------------------------------------------------------------------------------

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the fourth quarter of 1995. As the result of continuing losses in the operation of its steam heating business, upon adoption of SFAS No. 121, Detroit Edison wrote off the remaining net book value of its steam heating plant assets of $42 million ($32 million after-tax) or $0.22 per share in 1995.

     During the third quarter of 1996, following the completion of a review of its steam heating operations, Detroit Edison recorded a special charge to net income of $149.2 million ($97 million after-tax) or $0.67 per share. The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under the agreement with the Detroit Resource Recovery Facility, and for expenditures in 1997 for closure of a portion of the steam heating system and improvements in service to remaining customers. See
Note 12.

     The reserve for steam purchase commitments was recorded at its present value of $134 million at December 31, 1996, using a risk free discount rate of 6.9%, and is included in Other Deferred Credits in the Consolidated Balance Sheet. Therefore, Detroit Edison will record non-cash accretion expense during the period 1997-2008.

NOTE 15 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION
          (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                1996 Quarter Ended
                                  ----------------------------------------------
                                   Mar. 31     June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------
                                        (Thousands, except per share amounts)
Operating Revenues                 $ 909,579   $ 871,321   $  977,334  $ 887,166
Operating Income                     186,544     154,466      118,640    154,258
Net Income                           108,440      78,253       44,933     77,670
Earnings Per Common Share               0.75        0.54         0.31       0.54
--------------------------------------------------------------------------------


                                                1995 Quarter Ended
                                  ----------------------------------------------
                                    Mar. 31     June 30     Sept. 30    Dec. 31
--------------------------------------------------------------------------------
                                       (Thousands, except per share amounts)
Operating Revenues                 $ 880,274   $ 855,955  $ 1,032,289  $ 867,026
Operating Income                     194,164     165,714      225,114    154,330
Net Income                           106,083      84,152      141,412     74,267
Earnings Per Common Share               0.73        0.58         0.98       0.51
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



     The third quarter of 1996 includes the steam heating special charge to net income of $149.2 million ($97 million after-tax) or $0.67 per share. See
Note 14.

     The fourth quarter of 1996 includes a provision for Fermi 2 capacity factor disallowances in the period 1996-1998 and for reduced efficiency of the Fermi 2 turbine in 1995 and 1996 of $20 million ($13 million after-tax) or $0.09 per share. See Note 3.

     The fourth quarter of 1995 includes the write-off of the remaining net book value of Detroit Edison's steam heating plant assets when the Company adopted SFAS No. 121. This resulted in a non-cash loss of $42 million ($32 million after-tax) or $0.22 per share. See Note 14.

     Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Board of Directors, upon the recommendation of the Board's Audit Committee, appointed Deloitte & Touche LLP as independent accountants for the years 1995 and 1996. The appointments were ratified by the Common Stock Shareholders at the Annual Meetings of Common Stock Shareholders held on April 24, 1995 and April 22, 1996, respectively. Deloitte & Touche LLP's report on the financial statements for the years ending December 31, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     In prior years, Price Waterhouse LLP served as independent accountants of the Company. During the Company's fiscal year ending December 31, 1994, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such year. Price Waterhouse LLP's report on the financial statements for the year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the Company's executive officers is incorporated herein by reference to Items 1 and 2 - Business and Properties, "Employees and Executive Officers" on pages 25-26 thereof; information regarding compliance with section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the data under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 21 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997; and information regarding directors is incorporated herein by reference to the data under the heading "The Election of Directors" on pages 2-6 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

ITEM 11 - EXECUTIVE COMPENSATION.

     Information regarding "Executive Compensation" is incorporated herein by reference to the data under the heading "Board Compensation Committee Report on Executive Compensation" on pages 9-16 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding ownership of equity securities is incorporated herein by reference to the heading "Security Ownership of Certain Beneficial Owners" on pages 7-8 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the heading "Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

           ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY
                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

     See the Company's "Items 1 and 2 - Business and Properties" (other than the paragraphs under the headings "Non-Regulated Operations" and "Executive Officers"), which is incorporated herein by this reference.


 EXECUTIVE OFFICERS.                                                                      PRESENT
                                                                                          POSITION
    NAME                     AGE(a)               PRESENT POSITION                       HELD SINCE
---------------------------------------------------------------------------------------------------
John E. Lobbia ..........      55  Chairman of the Board and Chief Executive Officer       5- 1-90
Anthony F. Earley, Jr. ..      47  President and Chief Operating Officer                   3- 1-94
Larry G. Garberding .....      58  Executive Vice President and Chief Financial Officer    8- 1-90
Frank E. Agosti .........      60  Senior Vice President-Power Supply                      2- 1-90
Robert J. Buckler .......      47  Senior Vice President-Energy Marketing and             12- 1-92
                                   Distribution
Douglas R. Gipson .......      49  Senior Vice President-Nuclear Generation                4- 1-93
Gerard M. Anderson ......      38  Vice President for Non-Utility Business Ventures       12- 1-93
Susan M. Beale ..........      48  Vice President and Corporate Secretary                  3-27-95
Michael E. Champley .....      48  Vice President-Customer Energy Solutions                2- 1-96
Haven E. Cockerham ......      49  Vice President-Human Resources                          6- 1-94
Ronald W. Gresens .......      63  Vice President and Controller                           5- 1-87
Leslie L. Loomans .......      53  Vice President and Treasurer                           10- 1-89
David E. Meador .........      39  Vice President                                          2-28-97
Christopher C. Nern .....      52  Vice President and General Counsel                      6- 1-93
William R. Roller .......      51  Vice President-Power Generation                         4-22-96
S. Martin Taylor ........      56  Vice President-Corporate and Public Affairs            11-28-94

     (a) As of March 1, 1997

     Under Detroit Edison By-Laws, the officers of Detroit Edison are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of shareholders or until their respective successors are chosen and qualified. With the exception of Messrs. Anderson, Cockerham, Earley and Meador, all of the above officers have been employed by Detroit Edison in one or more management capacities during the past five years.

     On March 28, 1997, Ronald W. Gresens will retire.

     The following appointments are effective April 1, 1997: Gerard M. Anderson - Executive Vice President, Robert J. Buckler - Executive Vice President and Michael E. Champley - Senior Vice President.

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

     David E. Meador was Controller, Mopar Parts Division, at Chrysler Corporation, an international automotive manufacturer, from November 1996 until February 1997. From 1986 to 1996, he held a variety of executive financial positions at Chrysler. Effective February 28, 1997, he was elected Vice President and effective March 29, 1997, he will assume the duties of Controller.

ITEM 3 - LEGAL PROCEEDINGS.

     See the Company's "Item 3 - Legal Proceedings," which is incorporated herein by this reference.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See the Company's "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters," the third paragraph of which is incorporated herein by this reference. Detroit Edison's By-Laws contain this same provision with respect to the Michigan Business Corporation Act. All of Detroit Edison's Common Stock is held by the Company.

     The amount of dividends paid by Detroit Edison to the Company will depend on Detroit Edison's earnings, financial condition and other factors, including the effects of utility restructuring efforts, each of which is periodically reviewed by Detroit Edison's Board of Directors.

ITEM 6 -  SELECTED FINANCIAL DATA.


                                                            Year Ended December 31
                                   -------------------------------------------------------------------------
                                        1996           1995          1994             1993          1992
                                   -------------------------------------------------------------------------
                                                                  (Thousands)
Operating Revenues..............   $ 3,642,043     $ 3,635,544    $ 3,519,341     $ 3,555,211    $ 3,558,143
Net Income......................   $   327,538     $   433,651    $   419,909     $   521,903    $   588,047
Net Income Available
  for Common Stock..............   $   311,523     $   405,914    $   390,269     $   491,066    $   557,549
At year end:
  Total Assets..................   $10,874,477     $11,130,591    $10,992,978     $11,134,879    $10,309,061
   Long-Term Debt
     Obligations (including
     capital leases) and
     Redeemable Preferred
     and Preference Stock
     Outstanding................   $ 4,000,913     $ 4,004,247    $ 3,979,763     $ 4,007,622    $ 4,525,504

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Company's and Detroit Edison's "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference to Part II - Item 7 of the Company.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages 36 through 59.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See the Company's "Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure," which is incorporated herein by this reference.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding Detroit Edison's executive officers is incorporated herein by reference to "Items 1 and 2 - Business and Properties, Executive Officers." Detroit Edison's directors are the same as the Company's directors. Information regarding directors is incorporated herein by reference to the data under the heading "The Election of Directors" on pages 2-6 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

ITEM 11 - EXECUTIVE COMPENSATION.

     Information regarding "Executive Compensation" is incorporated herein by reference to the data under the heading "Board Compensation Committee Report on Executive Compensation" on pages 9-16 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of Detroit Edison's Common Stock is owned by the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated herein by reference to the heading "Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's definitive proxy statement dated March 21, 1997, in connection with its Annual Meeting of Shareholders to be held on April 28, 1997.

               ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
                         AND THE DETROIT EDISON COMPANY

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Annual Report on Form 10-K.

        (1)  Consolidated financial statements.  See "Item 8 -
             Financial Statements and Supplementary Data" on page 36.

        (2) Financial statement schedules. See "Item 8 - Financial Statements and Supplementary Data" on page 36.

        (3) Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

             (i) Exhibits filed herewith.

                 Exhibit
                 Number
                 -------
                 4-177 - Supplemental Indenture establishing the Series KKP No.
                         12 Mortgage Bonds, dated as of November 1, 1990.

                 4-178 - Supplemental Indenture establishing the 1991 Series BP and 1991 Series CP Mortgage Bonds, dated as of May 1, 1991.

                 4-179 - Supplemental Indenture establishing the 1991 Series
                         DP Mortgage Bonds, dated as of May 15, 1991.

                 4-180 - Supplemental Indenture establishing the 1991 Series
                         EP Mortgage Bonds, dated as of September 1, 1991.

                 4-181 - Supplemental Indenture establishing the 1991 Series
                         FP Mortgage Bonds, dated as of November 1, 1991.

                 4-182 - Supplemental Indenture establishing the 1992 Series
                         BP Mortgage Bonds, dated as of January 15, 1992.

                 *10-4 - Amended and Restated Supplemental Long-Term Disability
                         Plan, dated January 27, 1997.

       Exhibit
       Number
       -------
       *10-5 - Certain arrangements pertaining to the employment of David E.
               Meador.

        11-6 - DTE Energy Company and Subsidiary Companies Primary and Fully
               Diluted Earnings Per Share of Common Stock.

        12-4 - DTE Energy Company and Subsidiary Companies Computation of
               Ratio of Earnings to Fixed Charges.

        12-5 - The Detroit Edison Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges.

        12-6 - DTE Energy Company and Subsidiary Companies Computation of
               Ratio of Earnings to Fixed Charges and Preferred Stock
               Dividends.

        12-7 - The Detroit Edison Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

        16-2 - Letter regarding change in certifying accountant.

        21-1 - Subsidiaries of the Company and Detroit Edison.

        23-9 - Consent of Deloitte & Touche LLP.

       23-10 - Consent of Price Waterhouse LLP.

        27-9 - Financial Data Schedule for the period ended December 31, 1996 for DTE Energy Company and Subsidiary Companies.

       27-10 - Financial Data Schedule for the period ended December 31, 1996 for The Detroit Edison Company and Subsidiary Companies.

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

          3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form
                 8-B filed January 2, 1996, File No. 1-11607).

          3(f) - Amended and Restated By-Laws, dated as of February 26, 1996, of the Company (Exhibit 3-3 to Form 10-K for year ended December 31, 1996).

          3(g) - Amended and Restated By-Laws, dated as of February 26, 1996, of
                 Detroit Edison (Exhibit 3-4 to Form 10-K for year ended December 31, 1996).

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

                 September 1, 1947  Exhibit B-20 to Registration No.
                                     2-7136

                 October 1, 1968    Exhibit 2-B-33 to Registration
                                     No. 2-30096

                 November 15, 1971  Exhibit 2-B-38 to Registration
                                     No. 2-42160

             Exhibit
             Number
             -------

                    January 15, 1973   Exhibit 2-B-39 to Registration
                                        No. 2-46595
                    June 1, 1978       Exhibit 2-B-51 to Registration
                                        No. 2-61643
                    June 30, 1982      Exhibit 4-30 to Registration No.
                                        2-78941
                    August 15, 1982    Exhibit 4-32 to Registration No.
                                        2-79674
                    October 15, 1985   Exhibit 4-170 to Form 10-K for
                                        year ended December 31, 1994
                    November 30, 1987  Exhibit 4-139 to Form 10-K for
                                        year ended December 31, 1992
                    July 15, 1989      Exhibit 4-171 to Form 10-K for
                                        year ended December 31, 1994
                    December 1, 1989   Exhibit 4-172 to Form 10-K for
                                        year ended December 31, 1994
                    February 15, 1990  Exhibit 4-173 to Form 10-K for
                                        year ended December 31, 1994
                    April 1, 1991      Exhibit 4-15 to Form 10-K for
                                        year ended December 31, 1996
                    February 29, 1992  Exhibit 4-121 to Form 10-Q for
                                        quarter ended March 31, 1992
                    April 15, 1992     Exhibit 4-122 to Form 10-Q for
                                        quarter ended June 30, 1992
                    July 15, 1992      Exhibit 4-123 to Form 10-Q for
                                        quarter ended September 30, 1992
                    July 31, 1992      Exhibit 4-124 to Form 10-Q for
                                        quarter ended September 30, 1992
                    November 30, 1992  Exhibit 4-130 to Registration
                                        No. 33-56496
                    January 1, 1993    Exhibit 4-131 to Registration
                                        No. 33-56496
                    March 1, 1993      Exhibit 4-141 to Form 10-Q for
                                        quarter ended March 31, 1993
                    March 15, 1993     Exhibit 4-142 to Form 10-Q for
                                        quarter ended March 31, 1993
                    April 1, 1993      Exhibit 4-143 to Form 10-Q for
                                        quarter ended March 31, 1993
                    April 26, 1993     Exhibit 4-144 to Form 10-Q for
                                        quarter ended March 31, 1993
                    May 31, 1993       Exhibit 4-148 to Registration
                                        No. 33-64296

          Exhibit
          Number
          -------

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

          4(b) - Collateral Trust Indenture (notes), dated as of June 30, 1993
                 (Exhibit 4-152 to Registration No. 33-50325).

          4(c) - First Supplemental Note Indenture, dated as of June 30, 1993
                 (Exhibit 4-153 to Registration No. 33-50325).

          4(d) - Second Supplemental Note Indenture, dated as of September 15,
                 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

          4(e) - First Amendment, dated as of August 15, 1996, to Second
                 Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

          4(f) - Third Supplemental Note Indenture, dated as of August 15, 1994
                 (Exhibit 4-169 to Form 10-Q for quarter ended September 30,
                 1994).

          4(g) - First Amendment, dated as of December 12, 1995, to Third
                 Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

          4(h) - Fourth Supplemental Note Indenture, dated as of August 15, 1995
                 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).

          Exhibit
          Number
          -------
          4(i) - Fifth Supplemental Note Indenture, dated as of February 1, 1996
                 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).

          4(j) - Standby Note Purchase Credit Facility, dated as of August 17,
                 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

          4(k) - Support Agreement, dated as of March 8, 1996, between the
                 Company and Detroit Edison (Exhibit 4-176 to Form 10-Q for quarter ended March 31, 1996).

        *10(a) - Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

        *10(b) - Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(l) (Exhibit 10-41 to Detroit Edison's Form 10-Q for quarter ended June 30,
                 1993).

        *10(c) - The Detroit Edison Company Shareholder Value Improvement Plan -
                 A, as amended and restated effective January 1, 1996 (Exhibit 3L (10-3) to DTE Energy Form 8-B dated January 2, 1996).

        *10(d) - The Detroit Edison 1996 Shareholder Value Improvement Plan - A
                 (Exhibit 10-1 to Form 10-K for year ended December 31, 1996).

        *10(e) - Certain arrangements pertaining to the employment of S. Martin
                 Taylor (Exhibit 10-38 to Detroit Edison's Form 10-K for year ended December 31, 1992).

        *10(f) - Certain arrangements pertaining to the employment of Anthony F.
                 Earley, Jr. (Exhibit 10-53 to Detroit Edison's Form 10-Q for quarter ended March 31, 1994).

        Exhibit
        Number
        --------
        *10(g) - Amended and Restated Detroit Edison Company Savings Reparation
                 Plan (Exhibit 10-4 to Form 10-Q for quarter ended March 31,
                 1996).

        *10(h) - Certain arrangements pertaining to the employment of Haven E.
                 Cockerham (Exhibit 10-55 to Detroit Edison's Form 10-Q for quarter ended September 30, 1994).

        *10(i) - Third Restatement of the Retirement Reparation Plan for Certain
                 Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-9) to DTE Energy Form 8-B dated January 2,
                 1996).

        *10(j) - Third Restatement of the Benefit Equalization Plan for Certain
                 Employees of Detroit Edison, effective as of January 1, 1996 (Exhibit 3L (10-10) to DTE Energy Form 8-B dated January 2,
                 1996).

        *10(k) - Certain arrangements pertaining to the employment of Larry G.
                 Garberding (Exhibit 28-52 to Detroit Edison's Form 10-Q for quarter ended June 30, 1990).

        *10(l) - Form of Indemnification Agreement, between Detroit Edison and
                 (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 19-7 to Detroit Edison's Form 10-Q for quarter ended March 31, 1992).

        *10(m) - Form of Indemnification Agreement between Detroit Edison and its directors (Exhibit 19-8 to Detroit Edison's Form 10-Q for quarter ended March 31, 1992).

        *10(n) - Detroit Edison Key Employee Deferred Compensation Plan
                 (January, 1990) (Exhibit 10-2 to Form 10-K for year ended December 31, 1996).

        *10(o) - Executive Vehicle Program, dated October 1, 1993 (Exhibit 10-47 to Detroit Edison's Form 10-Q for quarter ended September 30,
                 1993).

        *10(p) - Amendment No. 1 to Executive Vehicle Plan, November 1993
                 (Exhibit 10-58 to Detroit Edison's Form 10-K for year ended December 31, 1993).

        Exhibit
        Number
        --------
        *10(q) - Certain arrangements pertaining to the employment of Gerard M.
                 Anderson (Exhibit 10-40 to Detroit Edison's Form 10-K for year ended December 31, 1993).

        *10(r) - Third Restatement of The Detroit Edison Company Management
                 Supplemental Benefit Plan, effective as of January 1, 1996 (Exhibit 3L (10-18) to DTE Energy Form 8-B dated January 2,
                 1996).

        *10(s) - Third Restatement of The Detroit Edison Company Plan for
                 Deferring the Payment of Directors' Fees (January 1, 1996) (Exhibit 3L (10-19) to DTE Energy Form 8-B dated January 2,
                 1996).

        *10(t) - DTE Energy Company Retirement Plan for Non-Employee Directors
                 (January 1, 1996) (Exhibit 3L (10-20) to DTE Energy Form 8-B dated January 2, 1996).

        *10(u) - DTE Energy Company Plan for Deferring the Payment of Directors'
                 Fees (January 1, 1996) (Exhibit 3L (10-21) to DTE Energy Form 8-B dated January 2, 1996).

        *10(v) - Long-Term Incentive Plan (Exhibit 10-3 to Form 10-K for year ended December 31, 1996).

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

         Exhibit
         Number
         --------
         99(e) - Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

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

         99(i) - Fourth Amendment, dated as of August 29, 1996, to $200,000,000
                 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

         99(j) - $200,000,000 Three-Year Credit Agreement, dated September 1,
                 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

         99(k) - First Amendment, dated as of September 1, 1994, to $200,000,000
                 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

         Exhibit
         Number
         --------
         99(l) - Third Amendment, dated as of March 8, 1996, to $200,000,000
                 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

         99(m) - Fourth Amendment, dated as of September 1, 1996, to
                 $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

         99(n) - 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

         99(o) - First Amendment to 1988 Amended and Restated Nuclear Fuel Heat
                 Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

         99(p) - Second Amendment, dated as of September 1, 1993, to 1988
                 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

         99(q) - Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

         99(r) - Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).

         Exhibit
         Number
         --------
         99(s) - Master Trust Agreement ("Master Trust"), dated as of June 30,
                 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

         99(t) - First Amendment, effective as of February 1, 1995, to Master
                 Trust (Exhibit 4-10 to Registration No. 333-00023).

         99(u) - Second Amendment, effective as of February 1, 1995 to Master
                 Trust (Exhibit 4-11 to Registration No. 333-00023).

         99(v) - Third Amendment, effective January 1, 1996, to Master Trust
                 (Exhibit 4-12 to Registration No. 333-00023).

         99(w) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for year ended December 31, 1996).

         99(x) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31, 1996).

         99(y) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

         99(z) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

        99(aa) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 Detroit Edison Company Plan for Deferring the Payment of Directors' Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996).

        99(bb) - The Detroit Edison Company Irrevocable Grantor Trust for The
                 DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

        Exhibit
        Number
        --------
        99(cc) - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy
                 Company Plan for Deferring the Payment of Directors' Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

        99(dd) - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy
                 Company Retirement Plan for Non-Employee Directors (Exhibit 99-8 to Form 10-K for year ended December 31, 1996).

        99(ee) - Credit Agreement, dated as of March 1, 1996 among DTE Capital
                 Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent (Exhibit 99-9 to Form 10-Q for quarter ended March 31, 1996).


(b) Registrants filed a report on Form 8-K dated December 20, 1996, disclosing the issuance of the MPSC Staff Report on Electric Industry Restructuring.

(c) *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

    DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                Additions
                             Balance     -----------------------                 Balance
                           at Beginning  Charged to  Charged to                  at End
                                of       Costs and      Other                      of
Description                   Period       Expenses  Accounts(a)  Deductions(b)  Period
-------------------------  ------------  ----------  -----------  -------------  -------
                                               (Thousands)
YEAR 1996
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $22,000     $12,756       $2,763      $(17,519)  $20,000


YEAR 1995
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $30,000      $4,849       $3,253      $(16,102)  $22,000


YEAR 1994
Allowance for
 uncollectible accounts
 (shown as deduction
 from accounts receivable
 in balance sheet) ......       $34,000     $11,585       $3,246      $(18,831)  $30,000

---------------------

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

Date:  March 24, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE DETROIT EDISON COMPANY
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
       Theodore S. Leipprandt, Director               William Wegner, Director

Date:  March 24, 1997

                             DTE ENERGY COMPANY

                                                                FILE NO. 1-11607
                         THE DETROIT EDISON COMPANY
                                                                 FILE NO. 1-2198

                         ANNUAL REPORTS ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 1996

                                EXHIBIT INDEX

       Exhibits filed herewith.

                  Exhibit
                  Number                                          Page No. ____

                   4-177 - Supplemental Indenture establishing the Series KKP No. 12 Mortgage Bonds, dated as of November 1, 1990.

                   4-178 - Supplemental Indenture establishing the 1991 Series BP and 1991 Series CP Mortgage Bonds, dated as of May 1, 1991.

                   4-179 - Supplemental Indenture establishing the 1991 Series DP Mortgage Bonds, dated as of May 15, 1991.

                   4-180 - Supplemental Indenture establishing the 1991 Series EP Mortgage Bonds, dated as of September 1, 1991.

                   4-181 - Supplemental Indenture establishing the 1991 Series FP Mortgage Bonds, dated as of November 1, 1991.

                   4-182 - Supplemental Indenture establishing the 1992 Series BP Mortgage Bonds, dated as of January 15, 1992.

                   *10-4 - Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997.

                   *10-5 - Certain arrangements pertaining to the employment of David E. Meador.

                    11-6 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

                    12-4 - DTE Energy Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges.

                  Exhibit
                  Number

                    12-5 - The Detroit Edison Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges.

                    12-6 - DTE Energy Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                    12-7 - The Detroit Edison Company and Subsidiary Companies Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                    16-2 -  Letter regarding change in certifying accountant.

                    21-1 -  Subsidiaries of the Company and Detroit Edison.

                    23-9 -  Consent of Deloitte & Touche LLP.

                   23-10 -  Consent of Price Waterhouse LLP.

                    27-9 - Financial Data Schedule for the period ended December 31, 1996 for DTE Energy Company and Subsidiary Companies.

                   27-10 - Financial Data Schedule for the period ended December 31, 1996 for The Detroit Edison Company and Subsidiary Companies.

        Exhibits incorporated herein by reference.              See Page Nos.
                                                                ___ through
                                                                ___ for location

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

                    3(d) - Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995.

                    3(e) -  Agreement and Plan of Exchange.

                    3(f) - Amended and Restated By-Laws, dated as of February 26, 1996, of the Company.

                    3(g) - Amended and Restated By-Laws, dated as of February 26, 1996, of Detroit Edison.

                    4(a) - Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below.

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

                            October 15, 1985

                            November 30, 1987

                            July 15, 1989

                            December 1, 1989

                  Exhibit
                  Number

                            February 15, 1990

                            April 1, 1991

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

                  Exhibit
                  Number

                    4(b) - Collateral Trust Indenture (notes), dated as of June 30, 1993.

                    4(c) - First Supplemental Note Indenture, dated as of June 30, 1993.

                    4(d) - Second Supplemental Note Indenture, dated as of September 15, 1993.

                    4(e) - First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture.

                    4(f) - Third Supplemental Note Indenture, dated as of August 15, 1994.

                    4(g) - First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994.

                    4(h) - Fourth Supplemental Note Indenture, dated as of August 15, 1995.

                    4(i) - Fifth Supplemental Note Indenture, dated as of February 1, 1996.

                    4(j) - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

                    4(k) - Support Agreement, dated as of March 8, 1996, between the Company and Detroit Edison.

                  *10(a) - Form of 1995 Indemnification Agreement between the Company and its directors and officers.

                  *10(b) - Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(l).

                  *10(c) - The Detroit Edison Company Shareholder Value Improvement Plan - A, as amended and restated effective January 1, 1996.

                  Exhibit
                  Number

                  *10(d) - The Detroit Edison 1996 Shareholder Value Improvement Plan - A.

                  *10(e) - Certain arrangements pertaining to the employment of S. Martin Taylor.

                  *10(f) - Certain arrangements pertaining to the employment of Anthony F. Earley, Jr.

                  *10(g) - Amended and Restated Detroit Edison Company Savings Reparation Plan.

                  *10(h) - Certain arrangements pertaining to the employment of Haven E. Cockerham.

                  *10(i) - Third Restatement of the Retirement Reparation Plan for Certain Employees of Detroit Edison, effective as of January 1, 1996.

                  *10(j) - Third Restatement of the Benefit Equalization Plan for Certain Employees of Detroit Edison, effective as of January 1, 1996.

                  *10(k) - Certain arrangements pertaining to the employment of Larry G. Garberding.

                  *10(l) - Form of Indemnification Agreement, between Detroit Edison and (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr.

                  *10(m) - Form of Indemnification Agreement between Detroit Edison and its directors.

                  *10(n) - Detroit Edison Key Employee Deferred Compensation Plan (January, 1990).

                  *10(o) -  Executive Vehicle Program, dated October 1, 1993.

                  *10(p) - Amendment No. 1 to Executive Vehicle Plan, November 1993.

                  *10(q) - Certain arrangements pertaining to the employment of Gerard M. Anderson.

                  Exhibit
                  Number

                  *10(r) - Third Restatement of The Detroit Edison Company Management Supplemental Benefit Plan, effective as of January 1, 1996.

                  *10(s) - Third Restatement of The Detroit Edison Company Plan for Deferring the Payment of Directors' Fees (January 1, 1996).

                  *10(t) - DTE Energy Company Retirement Plan for Non-Employee Directors (January 1, 1996).

                  *10(u) - DTE Energy Company Plan for Deferring the Payment of Directors' Fees (January 1, 1996).

                  *10(v) -  Long-Term Incentive Plan.

                   99(a) - Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982.

                   99(b) - Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982.

                   99(c) - 1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) ("Renaissance") and Detroit Edison.

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

                   Exhibit
                   Number

                            Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(h) - Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(i) - Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(j) - $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent.

                   99(k) - First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(l) - Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(m) - Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                   99(n) - 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance.

                   99(o) - First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance.

                  Exhibit
                  Number

                   99(p) - Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

                   99(q) - Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The
                            Detroit Edison Company and Renaissance Energy
                            Company.

                   99(r) - Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

                   99(s) - Master Trust Agreement ("Master Trust"), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans.

                   99(t) - First Amendment, effective as of February 1, 1995, to Master Trust.

                   99(u) - Second Amendment, effective as of February 1, 1995 to Master Trust.

                   99(v) - Third Amendment, effective January 1, 1996, to Master Trust.

                   99(w) - The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan.

                   99(x) - The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan.

                   99(y) - The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan.

                   99(z) - The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan.

                  99(aa) - The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors' Fees.

                 Exhibit
                 Number

                  99(bb) -  The Detroit Edison Company Irrevocable Grantor
                            Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors.

                  99(cc) - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors' Fees.

                  99(dd) - DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors.

                  99(ee) - Credit Agreement, dated as of March 1, 1996 among DTE Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.




        *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.