Form 10-Q
period 1997-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1997-05-01
CIK 936340, 28385

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997


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

At March 31, 1997, 145,101,736 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.
================================================================================

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                            Page

Definitions ............................................................        3

Quarterly Report on Form 10-Q for DTE Energy Company:
           Part I-Financial Information.................................        4
                   Item 1 -Financial Statements (Unaudited).............        4
                           Notes to Consolidated Financial
                           Statements (Unaudited).......................       14
                           Independent Accountants' Report..............       16
                   Item 2 -Management's Discussion and
                           Analysis of Financial Condition and Results
                           of Operations ...............................       17
           Part II-Other Information ...................................       26
                   Item 1 -Legal Proceedings   .........................       26
                   Item 5 -Other Information  ..........................       26

Quarterly Report on Form 10-Q for The Detroit Edison Company:
           Part I-Financial Information ................................       27
                   Item 1 -Financial Statements (Unaudited).............       27
                   Item 2 -Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........       27
           Part II-Other Information....................................       27
                   Item 1 -Legal Proceedings............................       27
                   Item 5 -Other Information............................       27

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
 Edison Company:
                   Item 6 -Exhibits and Reports on Form 8-K.............       28

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q......       35
Signature Page to The Detroit Edison Company Quarterly
Report on Form 10-Q.....................................................       36


                                  DEFINITIONS



Annual Report ........  1996 Annual Report to the Securities and Exchange
                        Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes ..  Notes to Consolidated Financial Statements appearing on pages 49 through 59 of the 1996 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company

Company ..............  DTE Energy Company and Subsidiary Companies

Detroit Edison .......  The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

EPA ..................  United States Environmental Protection Agency

FERC .................  Federal Energy Regulatory Commission

kWh ..................  Kilowatthour

Mortgage Bonds .......  Detroit Edison's General and Refunding Mortgage Bonds

MPSC .................  Michigan Public Service Commission

MW ...................  Megawatts

Note(s) ..............  Note(s) to Consolidated Financial Statements
                        (Unaudited) appearing herein

PSCR .................  Power Supply Cost Recovery

QUIDS ................  Quarterly Income Debt Securities

Registrant ...........  Company or Detroit Edison, as the case may be

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                                   Three Months Ended             Twelve Months Ended
                                                        March 31                        March 31
                                                  ----------------------------------------------------
                                                  1997            1996            1997            1996
                                                  ----------------------------------------------------
OPERATING REVENUES
 Electric - System                              $841,976        $887,627      $3,525,682     $ 3,585,049
 Electric - Interconnection                       10,936          11,244          44,816          54,884
 Steam and other                                  15,692          10,708          33,927          24,916
 -------------------------------------------------------------------------------------------------------
       Total Operating Revenues                 $868,604        $909,579      $3,604,425     $ 3,664,849
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                         $152,462        $175,667      $  672,333     $   721,974
   Purchased power                                46,035          23,496         172,772         121,941
   Other operation                               163,147         151,022         664,364         648,946
 Maintenance                                      69,632          73,611         273,806         261,255
 Steam heating special charges                         -               -         149,231          42,029
 Depreciation and amortization                   138,414         132,011         533,028         507,578
 Deferred Fermi 2 amortization                      (747)         (1,120)         (4,106)         (5,599)
 Amortization of deferred Fermi 2 depreciation
   and return                                     27,973          25,483         104,571          95,226
 Taxes other than income                          68,854          66,761         261,730         256,057
 Income taxes                                     54,391          76,104         200,893         283,740
--------------------------------------------------------------------------------------------------------
       Total Operating Expenses                 $720,161        $723,035      $3,028,622     $ 2,933,147
--------------------------------------------------------------------------------------------------------
OPERATING INCOME                                $148,443        $186,544      $  575,803     $   731,702
--------------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                          $    223        $    388      $    2,165     $     1,481
 Other income and (deductions) - net              (4,782)           (956)        (16,311)        (17,867)
 Income taxes                                      1,607             303           5,234           5,094
 Accretion income                                  1,591           2,327           7,489          10,354
 Accretion expense                                (2,382)              -          (2,382)              -
 Income taxes                                        307            (686)         (1,370)         (3,112)
--------------------------------------------------------------------------------------------------------
      Net Other Income and (Deductions)         $ (3,436)       $  1,376      $   (5,175)    $    (4,050)
--------------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                 $ 67,566        $ 68,360      $  274,367     $   275,535
 Amortization of debt discount and expense         2,986           2,955          11,914          11,468
 Other                                               839           1,574           3,483           7,339
 Allowance for borrowed funds used during
   construction (credit)                            (291)           (702)         (2,621)         (2,584)
--------------------------------------------------------------------------------------------------------
       Net Interest Charges                     $ 71,100        $ 72,187      $  287,143     $   291,758
--------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY            2,907           7,293          11,629          27,623
--------------------------------------------------------------------------------------------------------
NET INCOME                                      $ 71,000        $108,440      $  271,856     $   408,271
========================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE          145,108,547     145,119,875     145,117,082     144,613,380
EARNINGS PER COMMON SHARE                       $   0.49        $   0.75      $     1.87     $      2.82
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK    $  0.515        $  0.515      $     2.06     $      2.06



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                 Three Months Ended     Twelve Months Ended
                                                                      March 31                March 31
                                                              -----------------------------------------------
                                                                 1997       1996          1997        1996
                                                              -----------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                   $  71,000   $ 108,440   $  271,856   $  408,271
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                            (1,591)     (2,327)      (7,489)     (10,354)
     Accretion expense                                            2,382           -        2,382            -
     Depreciation and amortization                              138,414     132,011      533,028      507,578
     Deferred Fermi 2 amortization and return - net              27,226      24,363      100,465       89,627
     Deferred income taxes and investment tax credit - net      (13,963)     17,063      (29,131)      53,310
     Fermi 2 refueling outage - net                               3,527       3,258      (12,724)      12,533
     Steam heating special charges                                    -           -      149,231       42,029
     Other                                                       60,226     (21,800)      74,940        5,202
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues        25,172       1,542       (2,443)     (92,644)
       Other accounts receivable                                (42,574)     (5,508)     (43,407)     (14,242)
       Inventories                                                3,774      18,579       27,038        4,618
       Accounts payable                                         (10,839)       (270)     (16,280)      24,981
       Taxes payable                                             54,092      51,355       12,176        2,570
       Interest payable                                         (10,465)     14,705      (26,893)      17,529
       Other                                                    (71,525)    (85,602)      28,392       17,773
-------------------------------------------------------------------------------------------------------------
   Net cash from operating activities                         $ 234,856   $ 255,809   $1,061,141   $1,068,781
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures - regulated                 $ (85,568)  $(101,225)  $ (462,930)  $ (469,835)
 Plant and equipment expenditures - non-regulated                (5,774)    (14,534)     (43,165)     (14,534)
 Nuclear decommissioning trust funds                             (9,262)    (13,687)     (47,246)     (45,067)
 Non-regulated investments                                         (875)     (5,584)      (3,460)      (5,184)
 Other changes in current assets and liabilities                    507         921        2,363        5,842
 Other                                                             (230)         64      (29,562)     (31,696)
-------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                     $(101,202)  $(134,045)  $ (584,000)  $ (560,474)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                   $   6,600   $ 185,000   $   45,500   $  185,000
 Funds received from Trustees:  Installment sales
   contracts and loan agreements                                      -           -            -      201,525
 Increase (decrease) in short-term borrowings                    (6,001)    (36,990)       4,000     (137,936)
 Redemption of long-term debt                                   (45,214)          -     (220,928)    (201,525)
 Redemption of preferred stock                                        -    (185,000)           -     (185,955)
 Premiums on reacquired long-term debt and preferred stock            -      (1,850)           -       (7,796)
 Dividends on common stock                                      (74,737)    (74,737)    (298,949)    (298,633)
 Other                                                              (68)     (7,958)      (4,673)     (14,399)
-------------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                     $(119,420)  $(121,535)  $ (475,050)  $ (459,719)
-------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY
 CASH INVESTMENTS                                             $  14,234   $     229   $    2,091   $   48,588
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                         53,034      64,948       65,177       16,589
-------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                                $  67,268   $  65,177   $   67,268   $   65,177
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)               $  77,136   $  54,557   $  299,859   $  259,177
 Income taxes paid                                                  568         618      206,599      230,915
 New capital lease obligations                                   32,546         297       66,846       29,356
 Exchange of preferred stock of subsidiary for long-term debt         -           -            -       49,878
=============================================================================================================


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                      March 31    December 31
                                                                        1997         1996
                                                                      --------    -----------
UTILITY PROPERTIES
 Electric plant in service                                           $13,865,580  $13,776,535
 Less:  Accumulated depreciation and amortization                     (5,486,963)  (5,367,110)
---------------------------------------------------------------------------------------------
                                                                     $ 8,378,617  $ 8,409,425
 Construction work in progress                                            72,686       91,242
---------------------------------------------------------------------------------------------
     Net utility properties                                          $ 8,451,303  $ 8,500,667
---------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $103,091 and $102,346, respectively)                           $   155,998  $   126,137
 Nuclear fuel under capital lease (less accumulated amortization
   of $474,242 and $473,788, respectively)                               134,154      134,104
---------------------------------------------------------------------------------------------
     Net property under capital leases                               $   290,152  $   260,241
---------------------------------------------------------------------------------------------
      Total owned and leased properties                              $ 8,741,455  $ 8,760,908
---------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $    77,349  $    72,152
 Investments and special funds                                            47,285       47,543
 Nuclear decommissioning trust funds                                     180,776      171,514
---------------------------------------------------------------------------------------------
                                                                     $   305,410  $   291,209
---------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                 $    67,268  $    53,034
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000)                                415,304      440,476
 Other accounts receivable                                                86,579       44,005
 Inventories (at average cost)
   Fuel                                                                  114,241      119,631
   Materials and supplies                                                146,799      144,316
 Prepayments                                                              79,282        8,913
 --------------------------------------------------------------------------------------------
                                                                     $   909,473  $   810,375
 --------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                   $   941,817  $   975,351
 Prepaid pensions                                                         89,124       91,579
 Unamortized debt expense                                                 44,506       45,357
 Other                                                                    21,310       40,150
---------------------------------------------------------------------------------------------
                                                                     $ 1,096,757  $ 1,152,437
---------------------------------------------------------------------------------------------
      TOTAL                                                          $11,053,095  $11,014,929
=============================================================================================






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                          March 31    December 31
                                                            1997         1996
                                                          --------    -----------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
   authorized; 145,101,736 and 145,119,875 shares
   outstanding, respectively                           $ 1,951,193  $ 1,951,437
 Retained earnings used in the business                  1,488,360    1,492,417
-------------------------------------------------------------------------------
      Total common shareholders' equity                $ 3,439,553  $ 3,443,854
 Cumulative preferred stock of subsidiary                  144,405      144,405
 Long-term debt                                          3,740,734    3,779,334
-------------------------------------------------------------------------------
      Total Capitalization                             $ 7,324,692  $ 7,367,593
-------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                      $   145,508  $   115,742
 Other postretirement benefits                                 372        5,516
 Other                                                      86,755       67,078
-------------------------------------------------------------------------------
                                                       $   232,635  $   188,336
-------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                 $     4,000  $    10,001
 Amounts due within one year
   Long-term debt                                          144,214      144,214
   Obligations under capital leases                        144,644      144,499
 Accounts payable                                          149,520      160,786
 Property and general taxes                                 22,001       29,475
 Income taxes                                               75,555       14,334
 Accumulated deferred income taxes                          45,134       44,418
 Interest payable                                           49,940       60,405
 Dividends payable                                          77,636       77,644
 Payrolls                                                   92,958       81,448
 Fermi 2 refueling outage                                    4,876        1,349
 Other                                                     122,889      133,409
-------------------------------------------------------------------------------
                                                       $   933,367  $   901,982
-------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                     $ 2,014,333  $ 2,023,691
 Accumulated deferred investment tax credits               311,248      315,030
 Other                                                     236,820      218,297
-------------------------------------------------------------------------------
                                                       $ 2,562,401  $ 2,557,018
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 3)
-------------------------------------------------------------------------------
      TOTAL                                            $11,053,095  $11,014,929
===============================================================================





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                               Retained        Total
                                          Common Stock         Earnings       Common
                                       -------------------    Used in the  Shareholders'
                                       Shares       Amount     Business       Equity
----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996        145,119,875   $1,951,437   $1,492,417     $3,443,854

  Net income                                                       71,000         71,000

  Cash dividends declared on
    Common stock - $0.515 per share                               (74,728)       (74,728)

  Repurchase and retirement of
    common stock                        (18,139)        (244)        (329)          (573)
----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997           145,101,736   $1,951,193   $1,488,360     $3,439,553
========================================================================================





























    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)




                                                 Three Months Ended    Twelve Months Ended
                                                      March 31               March 31
                                                 ------------------    -------------------
                                                  1997       1996        1997        1996
                                                 ------------------    -------------------
OPERATING REVENUES
 Electric - System                               $841,976   $887,627  $3,525,681  $3,585,049
 Electric - Interconnection                        10,936     11,244      44,816      54,884
 Steam                                             11,244     10,020      26,811      24,228
 -------------------------------------------------------------------------------------------
        Total Operating Revenues                 $864,156   $908,891  $3,597,308  $3,664,161
 -------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                          $152,462   $175,667  $  672,333  $  721,974
   Purchased power                                 46,035     23,496     172,771     121,941
   Other operation                                157,381    149,211     649,069     647,135
 Maintenance                                       69,632     73,611     273,806     261,255
 Steam heating special charges                          -          -     149,231      42,029
 Depreciation and amortization                    138,239    131,904     532,434     507,471
 Deferred Fermi 2 amortization                       (747)    (1,120)     (4,106)     (5,599)
 Amortization of deferred Fermi 2 depreciation
   and return                                      27,973     25,483     104,571      95,226
 Taxes other than income                           68,731     66,761     261,373     256,057
 Income taxes                                      56,084     76,672     205,979     284,308
--------------------------------------------------------------------------------------------
      Total Operating Expenses                   $715,790   $721,685  $3,017,461  $2,931,797
--------------------------------------------------------------------------------------------
OPERATING INCOME                                 $148,366   $187,206  $  579,847  $  732,364
--------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                           $    223   $    388  $    2,165  $    1,481
 Other income and (deductions) - net               (5,289)    (1,613)    (19,036)    (18,524)
 Income taxes                                       1,607        303       5,235       5,094
 Accretion income                                   1,591      2,327       7,489      10,354
 Accretion expense                                 (2,382)         -      (2,382)          -
 Income taxes                                         307       (686)     (1,370)     (3,112)
 -------------------------------------------------------------------------------------------
        Net Other Income and (Deductions)        $ (3,943)      $719  $   (7,899) $   (4,707)
 -------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                  $ 67,308   $ 68,360  $  274,114  $  275,535
 Amortization of debt discount and expense          2,973      2,952      11,864      11,465
 Other                                                512      1,551       2,897       7,316
 Allowance for borrowed funds used during
   construction (credit)                             (291)      (702)     (2,622)     (2,584)
 -------------------------------------------------------------------------------------------
       Net Interest Charges                      $ 70,502   $ 72,161  $  286,253  $  291,732
 -------------------------------------------------------------------------------------------
NET INCOME                                       $ 73,921   $115,764  $  285,695  $  435,925
PREFERRED STOCK DIVIDENDS                           2,907      7,293      11,629      27,623
--------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK            $ 71,014   $108,471  $  274,066  $  408,302
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


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                      March 31    December 31
                                                                        1997         1996
                                                                      -----------------------
UTILITY PROPERTIES
 Electric plant in service                                           $13,865,580  $13,776,535
 Less:  Accumulated depreciation and amortization                     (5,486,963)  (5,367,110)
 --------------------------------------------------------------------------------------------
                                                                     $ 8,378,617  $ 8,409,425
 Construction work in progress                                            72,686       91,242
 --------------------------------------------------------------------------------------------
    Net utility properties                                           $ 8,451,303  $ 8,500,667
 --------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $103,091 and $102,346, respectively)                           $   155,998  $   126,137
 Nuclear fuel under capital lease (less accumulated amortization
   of $474,242 and $473,788, respectively)                               134,154      134,104
 --------------------------------------------------------------------------------------------
     Net property under capital leases                               $   290,152  $   260,241
 --------------------------------------------------------------------------------------------
     Total owned and leased properties                               $ 8,741,455  $ 8,760,908
 --------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                $     7,423  $     7,423
 Investments and special funds                                            28,888       31,145
 Nuclear decommissioning trust funds                                     180,776      171,514
 --------------------------------------------------------------------------------------------
                                                                     $   217,087  $   210,082
 --------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                 $    15,498  $     2,465
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000)                                415,304      440,476
 Other accounts receivable                                                81,779       41,367
 Inventories (at average cost)
   Fuel                                                                  114,241      119,631
   Materials and supplies                                                146,799      144,316
 Prepayments                                                              78,914        8,394
 --------------------------------------------------------------------------------------------
                                                                     $   852,535  $   756,649
 --------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                   $   941,817  $   975,351
 Prepaid pensions                                                         89,124       91,579
 Unamortized debt expense                                                 44,409       45,247
 Other                                                                    14,705       34,661
---------------------------------------------------------------------------------------------
                                                                     $ 1,090,055  $ 1,146,838
---------------------------------------------------------------------------------------------
      TOTAL                                                          $10,901,132  $10,874,477
=============================================================================================






    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                                March 31    December 31
                                                                  1997         1996
                                                                --------    -----------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
   145,119,875 shares outstanding                              $ 1,451,199  $ 1,451,199
 Premium on common stock                                           547,799      547,799
 Common stock expense                                              (47,561)     (47,561)
 Retained earnings used in the business                          1,382,302    1,391,104
---------------------------------------------------------------------------------------
      Total common shareholders' equity                        $ 3,333,739  $ 3,342,541
 Cumulative preferred stock                                        144,405      144,405
 Long-term debt                                                  3,694,663    3,740,434
---------------------------------------------------------------------------------------
      Total Capitalization                                     $ 7,172,807  $ 7,227,380
---------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                              $   145,508  $   115,742
 Other postretirement benefits                                         372        5,516
 Other                                                              86,755       67,078
---------------------------------------------------------------------------------------
                                                               $   232,635  $   188,336
---------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                         $     4,000  $    10,001
 Amounts due within one year
   Long-term debt                                                  144,214      144,214
   Obligations under capital leases                                144,644      144,499
 Accounts payable                                                  146,336      158,594
 Property and general taxes                                         21,718       29,455
 Income taxes                                                       77,599       15,959
 Accumulated deferred income taxes                                  45,134       44,418
 Interest payable                                                   49,939       60,403
 Dividends payable                                                  82,723       82,723
 Payrolls                                                           92,719       81,181
 Fermi 2 refueling outage                                            4,876        1,349
 Other                                                             121,277      131,840
---------------------------------------------------------------------------------------
                                                               $   935,179  $   904,636
---------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                             $ 2,012,913  $ 2,022,550
 Accumulated deferred investment tax credits                       311,248      315,030
 Other                                                             236,350      216,545
---------------------------------------------------------------------------------------
                                                               $ 2,560,511  $ 2,554,125
---------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 3)
---------------------------------------------------------------------------------------
      TOTAL                                                    $10,901,132  $10,874,477
=======================================================================================

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                              Three Months Ended     Twelve Months Ended
                                                                   March 31                March 31
                                                            -----------------------------------------------
                                                               1997        1996        1997        1996
                                                            -----------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                 $  73,921   $ 115,764   $  285,695   $  435,925
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                          (1,591)     (2,327)      (7,489)     (10,354)
     Accretion expense                                          2,382           -        2,382            -
     Depreciation and amortization                            138,239     131,904      532,434      507,471
     Deferred Fermi 2 amortization and return - net            27,226      24,363      100,465       89,627
     Deferred income taxes and investment tax credit - net    (14,243)     16,935      (29,795)      53,182
     Fermi 2 refueling outage - net                             3,527       3,258      (12,724)      12,533
     Steam heating special charges                                  -           -      149,231       42,029
     Other                                                     62,559     (19,125)      71,599        7,877
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues      25,172       1,542       (2,443)     (92,644)
       Other accounts receivable                              (40,412)     (3,272)     (40,843)     (12,006)
       Inventories                                              3,774      18,579       27,038        4,618
       Accounts payable                                       (11,831)     (7,293)     (12,441)      17,958
       Taxes payable                                           54,248      52,052       13,240        3,267
       Interest payable                                       (10,464)     14,684      (26,873)      17,508
       Other                                                  (71,691)    (98,395)      28,720        4,980
-----------------------------------------------------------------------------------------------------------
   Net cash from operating activities                       $ 240,816   $ 248,669   $1,078,196   $1,081,971
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                           $ (85,568)  $(101,225)  $ (462,930)  $ (469,835)
 Nuclear decommissioning trust funds                           (9,262)    (13,687)     (47,246)     (45,067)
 Other changes in current assets and liabilities                  507         921        2,363        5,842
 Other                                                            546      11,369      (31,530)     (19,991)
-----------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                   $ (93,777)  $(102,622)  $ (539,343)  $ (529,051)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                 $       -   $ 185,000   $        -   $  185,000
 Funds received from Trustees:  Installment sales
   contracts and loan agreements                                    -           -            -      201,525
 Increase (decrease) in short-term borrowings                  (6,001)    (36,990)       4,000     (137,936)
 Redemption of long-term debt                                 (45,214)          -     (220,928)    (201,525)
 Redemption of preferred stock                                      -    (185,000)           -     (185,955)
 Premiums on reacquired long-term debt and
    preferred stock                                                 -      (1,850)           -       (7,796)
 Dividends on common and preferred stock                      (82,723)    (85,509)    (329,022)    (329,735)
 Cash portion of restructuring dividend to parent                   -     (56,510)           -      (56,510)
 Other                                                            (68)     (4,478)      (3,063)     (10,919)
-----------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                   $(134,006)  $(185,337)  $ (549,013)  $ (543,851)
-----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                           $  13,033   $ (39,290)  $  (10,160)  $    9,069
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                        2,465      64,948       25,658       16,589
-----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                              $  15,498   $  25,658   $   15,498   $   25,658
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)             $  77,055   $  54,557   $  299,516   $  259,177
 Income taxes paid                                                568         618      209,262      230,915
 New capital lease obligations                                 32,546         297       66,846       29,356
 Exchange of preferred stock for long-term debt                     -           -            -       49,878
 Non-cash portion of restructuring dividend to parent               -      26,716            -       26,716
===========================================================================================================


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
       CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)




                                       Common Stock           Premium                Retained       Total
                                    --------------------        on      Common       Earnings      Common
                                                 $10 Par      Common     Stock      Used in the  Shareholders'
                                    Shares        Value       Stock     Expense       Business     Equity
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996     145,119,875   $1,451,199   $547,799   $(47,561)    $1,391,104   $3,342,541

 Net income                                                                             73,921       73,921

 Cash dividends declared
   Common stock - $0.55 per share                                                      (79,816)     (79,816)
   Cumulative preferred stock*                                                          (2,907)      (2,907)
-----------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997        145,119,875   $1,451,199   $547,799   $(47,561)    $1,382,302   $3,333,739
===========================================================================================================


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

     The preceding consolidated financial statements are unaudited, but in the opinion of the Company and Detroit Edison, with respect to its own financial statements, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - FERMI 2

     As discussed in Note 2 of the Annual Report Notes, on January 17, 1997, the Fermi 2 plant was shut down for inspection of the internal components of the plant's generator and required repairs and testing. Detroit Edison expects that the unit will be back in service during the second quarter of 1997. The costs of the repairs are expected to be covered by insurance. During the first quarter of 1997, $24 million was recorded for additional Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC for the period 1997 - 1999, principally as a result of the outage period caused by this shutdown.

     Effective April 1, 1997, extra expense insurance, which includes certain replacement power costs, is available following a 17 week deductible.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 12 of the Annual Report Notes, a class action is pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v Detroit Edison) in which plaintiffs are alleging that Detroit Edison has engaged in age and racial discrimination. A notice was sent to potential class members; and in response to such notice, approximately 1,000 individuals have opted out of the class and approximately 450 individuals have given information of purported discriminatory treatment. Approximately 2,750 individuals have not responded in any fashion to the notice. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

     As discussed in Note 12 of the Annual Report Notes, in January 1989, the EPA issued an administrative order under the Comprehensive Environmental Response, Compensation and Liability Act ordering Detroit Edison and 23 other potentially responsible parties to begin removal activities at the Carter Industrials Superfund site. Clean-up of the Carter Industrials site began in 1995 and was completed in the spring of 1996. An additional clean-up of the sewer and sewer out-fall emptying into the Detroit River was completed in November 1996. On March 25, 1997, the EPA published its decision to remove the site from the National Priorities List.

                     ----------------------------------

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of March 31, 1997, and the related condensed consolidated statements of income and of cash flows for the three-month and twelve-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of common shareholders' equity for the three-month period ended March 31, 1997. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of December 31, 1996, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
May 1, 1997

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three and twelve months ended March 31, 1997, as compared to the same periods in 1996, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison. For the periods presented, the Company's operations and those of Detroit Edison are substantially the same.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1997, the Company's net income was $71.0 million, or $0.49 per common share, down 34.5 percent from the $108.4 million, or $0.75 per common share earned in the three months ended March 31, 1996. For the twelve months ended March 31, 1997, the Company's net income was $271.9 million, or $1.87 per common share, down 33 percent from the $408.3 million, or $2.82 per common share earned in the twelve months ended March 31, 1996. The decreases in net income were due primarily to a repair and maintenance outage at Fermi 2 which increased the Fermi 2 capacity factor performance standard reserve for the period 1997-1999, lower electricity sales and, to a lesser extent, the cost of responding to the March 1997 catastrophic ice storm. In addition, for the twelve-month period, a $149.2 million ($97 million after-tax), or $0.67 per common share, special charge to net income was made in the third quarter of 1996 following completion of Detroit Edison's review of its steam heating operations.

     At March 31, 1997, the book value of the Company's common stock was $23.67 per share, a decrease of $0.02 per share or 0.08% since December 31, 1996. Return on average total common shareholders' equity was 7.8% and 11.8% for the twelve months ended March 31, 1997 and 1996, respectively.

     The Company's ratio of earnings to fixed charges was 2.50 and 3.22 for the twelve months ended March 31, 1997 and 1996, respectively. The Company's ratio of earnings to fixed charges and preferred stock dividends for the 1997 and 1996 twelve-month periods was 2.36 and 2.83, respectively.

OPERATING REVENUES

Total operating revenues of the Company increased (decreased) due to the following factors:

                                                                    Three       Twelve
                                                                    Months      Months
                                                                    ------      ------
                                                                        (Millions)
Rate Changes
 Long-term service contracts                                        $   (3)     $   (8)
 PSCR Clause                                                             4           6
 Conservation programs                                                  (3)         (6)
                                                                    ------      ------
                                                                        (2)         (8)

System sales volume and mix                                            (11)        (25)
Interconnection sales                                                    -         (10)
Fermi 2 capacity factor performance
standard reserve                                                       (24)        (18)
Other - net                                                             (4)          1
                                                                    ------      ------
      Total                                                         $  (41)     $  (60)
                                                                    ======      ======

kWh SALES
---------

kWh sales increased (decreased) as follows:
                                                                    Three       Twelve
                                                                    Months      Months
                                                                    -------     -------

Residential                                                           (1.8)%      (2.3)%
Commercial                                                            (1.2)       (0.1)
Industrial                                                             1.9         1.6
Other (includes primarily sales for resale)                          (16.5)       (5.5)
      Total System                                                    (1.1)       (0.4)
Interconnection                                                      (35.4)      (44.1)
      Total                                                           (3.0)       (3.3)


     The decreases in residential and commercial sales reflect warmer winter weather, and for the twelve-month period, cooler summer weather that more than offset growth in the customer base.

     The increases in industrial sales reflect strong demand in the automotive and construction sectors.

     The decreased sales to other customers reflect decreased demand from wholesale for resale customers.

     Interconnection sales decreases reflect lower demand for energy and the impact of the Fermi 2 outage.

FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD RESERVE

     Due to a repair and maintenance outage at Fermi 2 the capacity factor performance standard reserve was increased by $24 million during the first quarter of 1997.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Fuel and purchased power expenses increased (decreased) due to the following factors:


                                                Three               Twelve
                                                Months              Months
                                                ------              ------
                                                        (Millions)

     Net system output                            $(5)               $(23)
     Average unit cost                             11                  19
     Fermi 2 business interruption insurance       (6)                  5
     Steam heating special charge amortization     (3)                 (3)
     Other                                          2                   3
                                                 ------             ------
   Total                                         $ (1)              $   1
                                                 ======             =======

Net system output and average fuel and purchased power unit costs were as follows:


                                    Three Months         Twelve Months

                                  1997       1996       1997       1996
                                ---------  ---------  ---------  ---------
                                     (Thousands of Megawatthours, "MWh")

     Power plant generation
        Fossil                     10,352     10,503     41,692     41,809
        Nuclear                         -      1,785      2,951      6,630
     Purchased power                2,204        621      6,732      4,480
                                ---------  ---------  ---------  ---------
     Net system output             12,556     12,909     51,375     52,919
                                =========  =========  =========  =========

     Average unit cost ($/MWh)    $ 14.92    $ 14.03    $ 15.25    $ 14.88
                                =========  =========  =========  =========


     Fuel and purchased power expense decreased in the three-month period due to the receipt of Fermi 2 business interruption insurance proceeds, lower net system output, and the steam heating special charge amortization partially offset by higher average unit costs resulting from increased usage of higher cost purchased power replacing lower cost nuclear generation as a result of the Fermi 2 outage.

     For the twelve-month period, fuel and purchased power expense increased due to higher average unit costs resulting from increased usage of higher cost purchased power replacing lower cost nuclear generation as a result of the Fermi 2 outage, increased coal contract buyout expense and a reduction in the receipt of Fermi 2 business interruption insurance proceeds, partially offset by lower net system output and the steam heating special charge amortization.

OTHER OPERATION

Three Months

     Other operation expense increased primarily due to higher administrative and general expenses ($7.6 million), non-regulated subsidiaries ($4 million) and major storm ($2 million) expenses.

Twelve Months

     Other operation expense increased due primarily to higher sales expenses ($12.7 million), operating and development expense related to new computer systems ($12 million), higher uncollectible customer accounts ($11.3 million) and non-regulated subsidiaries ($10.4 million) expenses. These expenses were partially offset by lower incentive award expenses related to a shareholder value improvement plan ($14.3 million), expenses recorded in the year-earlier period in a reserve for the write-off of obsolete and excess stock material ($12 million) and the settlement of the Ludington Pumped Storage Plant fish mortality case ($8.4 million).

MAINTENANCE

Three Months

     Maintenance expense decreased due to lower overhead and underground lines support ($3 million), general property ($2.9 million) and transmission and distribution ($2.2 million) expenses. These decreases were partially offset by higher major storm expenses ($3.7 million).

Twelve Months

     Maintenance expense increased due to higher overhead and underground lines support ($14.7 million), nuclear plant ($5 million) and station maintenance ($4.1 million) expenses. These increases were partially offset by lower transmission and distribution ($6.2 million) and major storm ($3.3 million) expenses.

STEAM HEATING SPECIAL CHARGES

     During the third quarter of 1996, following the completion of a review of its steam heating operations, Detroit Edison recorded a special charge to net income of $149.2 million. The special charge included a reserve for steam purchase commitments during the period 1997 through 2008 under the agreement with the Detroit Resource Recovery Facility, and for expenditures in 1997 for closure of a portion of the steam heating system and improvements in service to remaining customers. Beginning in 1997, Detroit Edison recorded amortization of the reserve for steam purchase commitments in fuel and purchased power expense.

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

TAXES OTHER THAN INCOME TAXES

     Taxes other than income taxes increased due to higher MPSC assessment fees, partially offset by lower payroll taxes.

INCOME TAXES

Three Months

     Income taxes decreased due to lower pretax income.

Twelve Months

     Income taxes decreased due to lower pretax income, partially offset by changes in the prior years' federal income tax accrual and filed return adjustments.

OTHER INCOME AND DEDUCTIONS

OTHER INCOME AND (DEDUCTIONS) - NET

Three Months

     Other deductions increased due primarily to an increase in the write-off of unamortized expenses related to the open market purchases of Mortgage Bonds ($1.6 million), an increase in expenses related to merchandising, jobbing and contract work ($1.1 million), and higher legal expenses ($0.7 million).

Twelve Months

     Other deductions decreased due primarily to lower corporate contributions ($2.3 million), partially offset by an increase in promotional expenses ($1 million).

ACCRETION INCOME

     Accretion income, a non-cash item of income, was recorded beginning in January 1988 to restore to income, over the period 1988-1998, losses recorded due to discounting indirect disallowances of plant costs. The annual amount of accretion income recorded decreases each year through 1998.

ACCRETION EXPENSE

     Accretion expense, a non-cash item of expense, was recorded beginning in January 1997 to charge to income, over the period 1997-2008, accretion of interest expense resulting from the recording of the reserve for steam purchase commitments at its present value at December 31, 1996, using a risk free discount rate of 6.9%.

INTEREST CHARGES

LONG-TERM DEBT

     Long-term debt interest charges decreased due to the scheduled and early redemption of Mortgage Bonds, partially offset by the issuance of QUIDS.

OTHER

     Other interest charges decreased due primarily to lower levels of short-term borrowings.

PREFERRED STOCK DIVIDENDS OF DETROIT EDISON

Three Months

     Preferred stock dividends of Detroit Edison decreased due to the redemption of Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series.

Twelve Months

     Preferred stock dividends of Detroit Edison decreased due to the redemption of Cumulative Preferred Stock, 7.68% Series, 7.45% Series and 7.36% Series and the exchange of a portion of Cumulative Preferred Stock 7.75% Series for QUIDS and the conversion and redemption of Cumulative Preferred Stock 5.5% Convertible Series.

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

     Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly-required FERC tariffs, actual sales and expenses, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes, and the recovery of stranded costs), environmental and nuclear requirements and the success of non-utility projects. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

COMPETITION

THE DETROIT EDISON COMPANY

     MPSC. The MPSC Staff Report on Electric Industry Restructuring was filed in December 1996. The Staff Report recognized that Michigan utilities should have the opportunity to prepare for competition and be able to maintain their financial health.

     In an order dated February 5, 1997, the MPSC requested that Detroit Edison and Consumers Energy Company make informational filings with the MPSC to disclose how they would propose to implement the Staff Report on Electric Industry Restructuring. The filings were to include, among other items, detailed calculations of anticipated stranded costs and transition charges.

     As discussed in the Company's Form 8-K, filed on March 13, 1997, Detroit Edison filed its response with the MPSC on March 7, 1997 highlighting the following points:

   - Detroit Edison estimates the net after-tax present value of its stranded costs with reciprocity to be $5.4 billion.

   - To mitigate the stranded costs, Detroit Edison proposed securitizing approximately $2.8 billion in assets, direct access phase-in totaling $1.4 billion, self-mitigation of $0.8 billion and a non-bypassable nuclear decommissioning surcharge of $0.4 billion.

   - Implementing securitization will result in an annual net rate decrease for all customers totaling $295 million.

   - Transition charges would only be assessed to customers leaving the system.

   - Endorsement of a bidding program to allocate capacity between customers interested in direct access.

   - Deregulation of electric markets will result in financial uncertainty and risk to the shareholders of the Company. Detroit Edison will bear the risk of full replacement of electricity sales lost to retail wheeling, plus approximately an additional $800 million in mitigation responsibility which should be in place during the 2001-2004 time period, and which Detroit Edison anticipates will be achieved largely through reductions in operating and maintenance expenses.

     The MPSC has held public hearings on the informational filings and has received additional written comments.

CASH GENERATION AND CASH REQUIREMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased due primarily to lower net income before non-cash charges and changes in current assets and liabilities.

     Net cash used for investing activities was lower in the three-month period, due to decreased plant and equipment expenditures. Net cash used for financing activities was higher in the twelve-month period due primarily to increased non-regulated plant and equipment expenditures.

     Net cash used for financing activities was lower in the three-month period due primarily to a decrease in funds used to reduce short-term borrowings and Detroit Edison's cash portion of a restructuring dividend to the Company in the prior period. Net cash used for financing activities was higher in the twelve-month period due primarily to higher redemption of long-term debt.

ADDITIONAL INFORMATION

     During the period January through April 28, 1997, Detroit Edison purchased a total of $40.5 million of Mortgage Bonds on the open market, consisting of $19 million of 7.74% 1993 Series J, $7 million of 7.81% 1993 Series E, $4.5 million of 7.78% 1993 Series E and $10 million of 7.79% 1993 Series E. These bonds have been canceled.

     Detroit Edison's 1997 cash requirements for its capital expenditure program are estimated at $448 million, of which $86 million had been expended as of March 31, 1997. Internal cash generation is expected to be sufficient to meet its cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Detroit Edison had short-term credit arrangements of approximately $464 million at March 31, 1997, under which $4 million of borrowings were outstanding.

NON-REGULATED INVESTMENTS

     Cash requirements for non-regulated investments are estimated to range from $300 to $350 million in 1997, of which $6 million had been expended as of March 31, 1997. Non-regulated investments are expected to be substantially externally financed.

CAPITALIZATION

     The Company's capital structure as of March 31, 1997 was 46.9% common shareholders' equity, 2.0% cumulative preferred stock of subsidiary and 51.1% long-term debt (which includes 3.2% of QUIDS) as compared to 46.7%, 2.0% and 51.3%, respectively, at December 31, 1996.

OTHER

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company does not expect the application of this statement to have a material impact on its financial position, liquidity or results of operations.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     A former Detroit Edison employee has filed a lawsuit in the U.S. District Court for the Southern District of Michigan alleging that Detroit Edison engaged in age discrimination and procedural violations of the Federal Age
Discrimination in Employment Act of 1967.   In the lawsuit, (Frazier,
individually and on behalf of all similarly situated Detroit Edison voluntary separation offer recipients v Detroit Edison) plaintiff seeks to represent a group of individuals who accepted voluntary separation offers from Detroit Edison. Detroit Edison is of the opinion that the allegations of the lawsuit are without merit.

     For information on further legal proceedings, see Note 3 herein.

ITEM 5 - OTHER INFORMATION.

     The Company, through its non-regulated subsidiary Edison Energy Services, Inc., has reached a tentative agreement to acquire the coke oven battery and related assets in River Rouge, Michigan from National Steel Corporation ("NSC"). NSC will continue to operate and maintain the facility under contract with the Company. A majority of the coke production will be dedicated to meeting NSC's requirements under a twelve year supply agreement. The acquisition is expected to provide gross revenues between $100 and $150 million per year. The acquisition is subject to the Company and NSC reaching final agreement on all aspects of the transaction, as well as regulatory review and approval of both companies' boards of directors.

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

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   (i)   Exhibits filed herewith.

         Exhibit
         Number
         -------

       *10-6  -    Detroit Edison Executive Incentive Plan.

       *10-7  -    1997 Detroit Edison Executive Incentive Plan Measures.


        11-7 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

        15-4  -    Awareness Letter of Deloitte & Touche LLP regarding
                   their report dated May 1, 1997.

        27-11 -    Financial Data Schedule for the period ended March
                   31, 1997 for DTE Energy Company and Subsidiary Companies.

        27-12 -    Financial Data Schedule for the period ended March
                   31, 1997 for The Detroit Edison Company and Subsidiary Companies.

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

         Exhibit
         Number
         -------

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

         3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to DTE
                Energy Form 8-B filed January 2, 1996, File No. 1-11607).

         3(f) - Amended and Restated By-Laws, dated as of February
                26, 1996, of the Company (Exhibit 3-3 to Form 10-K for year ended December 31, 1996).

         3(g) - Amended and Restated By-Laws, dated as of February
                26, 1996, of Detroit Edison (Exhibit 3-4 to Form 10-K for year ended December 31, 1996).

         4(a) - Mortgage and Deed of Trust, dated as of October 1,
                1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:


                September 1, 1947  Exhibit B-20 to Registration   No. 2-7136
                October 1, 1968    Exhibit 2-B-33 to Registration No. 2-30096
                November 15, 1971  Exhibit 2-B-38 to Registration No. 2-42160
                January 15, 1973   Exhibit 2-B-39 to Registration No. 2-46595
                June 1, 1978       Exhibit 2-B-51 to Registration No. 2-61643
                June 30, 1982      Exhibit 4-30 to Registration No.   2-78941
                August 15, 1982    Exhibit 4-32 to Registration No.   2-79674

                October 15, 1985   Exhibit 4-170 to Form 10-K for year ended
                                    December 31, 1994
                November 30, 1987  Exhibit 4-139 to Form 10-K for year ended
                                    December 31, 1992
                July 15, 1989      Exhibit 4-171 to Form 10-K for year ended
                                    December 31, 1994
                December 1, 1989   Exhibit 4-172 to Form 10-K for year ended
                                    December 31, 1994
                February 15, 1990  Exhibit 4-173 to Form 10-K for year ended
                                    December 31, 1994
                April 1, 1991      Exhibit 4-15 to Form 10-K for year ended
                                    December 31, 1996
                May  1, 1991       Exhibit 4-178 to Form 10-K for year ended
                                    December 31, 1996
                May  15, 1991      Exhibit 4-179 to Form 10-K for year ended
                                    December 31, 1996

         Exhibit
         Number
         -------

                September 1, 1991    Exhibit 4-180 to Form 10-K for year ended
                                      December 31, 1996
                November 1, 1991     Exhibit 4-181 to Form 10-K for year ended
                                      December 31, 1996
                January 15, 1992     Exhibit 4-182 to Form 10-K for year ended
                                      December 31, 1996
                February 29, 1992    Exhibit 4-121 to Form 10-Q for quarter
                                      ended March 31, 1992
                April 15, 1992       Exhibit 4-122 to Form 10-Q for quarter
                                      ended June 30, 1992
                July 15, 1992        Exhibit 4-123 to Form 10-Q for quarter
                                      ended September 30, 1992
                July 31, 1992        Exhibit 4-124 to Form 10-Q for quarter
                                      ended September 30, 1992

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
                June 30, 1993        Exhibit 4-149 to Form 10-Q for quarter
                                      ended June 30, 1993 (1993 Series AP)
                June 30, 1993        Exhibit 4-150 to Form 10-Q for quarter
                                      ended June 30, 1993 (1993 Series H)
                September 15, 1993   Exhibit 4-158 to Form 10-Q for quarter
                                      ended September 30, 1993
                March 1, 1994        Exhibit 4-163 to Registration No. 33-53207
                June 15, 1994        Exhibit 4-166 to Form 10-Q for
                                      quarter ended June 30, 1994
                August 15, 1994      Exhibit 4-168 to Form 10-Q for quarter
                                      ended September 30, 1994
                December 1, 1994     Exhibit 4-169 to Form 10-K for year ended
                                      December 31, 1994
                August 1, 1995       Exhibit 4-174 to Form 10-Q for quarter
                                      ended September 30, 1995

         4(b) - Collateral Trust Indenture (notes), dated as of June
                30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

          Exhibit
          Number
          ------

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

       Exhibit
       Number
       -------

       99(c) -1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) ("Renaissance") and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

       99(d) -First Amendment to 1988 Amended and Restated Loan
              Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

       99(e) -Second Amendment to 1988 Amended and Restated Loan
              Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

       99(f) -$200,000,000 364-Day Credit Agreement, dated as of
              September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

       99(g) -First Amendment, dated as of August 31, 1994, to
              $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30,
              1994).

       99(h) -Third Amendment, dated as of March 8, 1996, to
              $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

       99(i) -Fourth Amendment, dated as of August 29, 1996, to
              $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30,
              1996).

       99(j) -$200,000,000 Three-Year Credit Agreement, dated
              September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

       99(k) -First Amendment, dated as of September 1, 1994, to
              $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as

       Exhibit
       Number
       -------

              Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

       99(l)- Third Amendment, dated as of March 8, 1996, to
              $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

       99(m)- Fourth Amendment, dated as of September 1, 1996, to
              $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

       99(n) -1988 Amended and Restated Nuclear Fuel Heat Purchase
              Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

       99(o) -First Amendment to 1988 Amended and Restated Nuclear
              Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

       99(p) -Second Amendment, dated as of September 1, 1993, to
              1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

       99(q) -Third Amendment, dated as of August 31, 1994, to
              1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

       99(r) -Fourth Amendment, dated as of March 8, 1996, to 1988
              Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).

       99(s) -Credit Agreement, dated as of March 1, 1996 among
              DTE Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent (Exhibit 99-9 to Form 10-Q for quarter ended March 31, 1996).

(b) Registrants filed a report on Form 8-K dated March 13, 1997, discussing the Detroit Edison Company's response to the MPSC Staff Report on Electric Industry Restructuring.

(c) *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            DTE ENERGY COMPANY
                                        --------------------------
                                              (Registrant)






Date  May 1, 1997                        /s/ SUSAN M. BEALE
     --------------                    ---------------------------
                                             Susan M. Beale
                              Vice President and Corporate Secretary





Date  May 1, 1997                        /s/ DAVID E. MEADOR
     --------------                    ---------------------------
                                             David E. Meador
                                    Vice President and Controller

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        THE DETROIT EDISON COMPANY
                                        --------------------------
                                              (Registrant)






Date  May 1, 1997                        /s/ SUSAN M. BEALE
     --------------                    ---------------------------
                                             Susan M. Beale
                                Vice President and Corporate Secretary





Date  May 1, 1997                        /s/ DAVID E. MEADOR
     --------------                    ---------------------------
                                             David E. Meador
                                     Vice President and Controller

                            QUARTERLY REPORT ON FORM
                              10-Q FOR THE QUARTER
                              ENDED MARCH 31, 1997


                  DTE ENERGY COMPANY                  FILE NO. 1-11607

                  THE DETROIT EDISON COMPANY          FILE NO.  1-2198



                                 EXHIBIT INDEX
                                 -------------


         Exhibits filed herewith.


         Exhibit                                                        Page
         Number                                                         Number
         -------                                                        ------

         *10-6 -  Detroit Edison Executive Incentive Plan.

         *10-7 -  1997 Detroit Edison Executive Incentive Plan Measures.


         11-7 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-4 - Awareness Letter of Deloitte & Touche LLP regarding their report dated May 1, 1997.

         27-11 -  Financial Data Schedule for the period ended March
                  31, 1997 for DTE Energy Company and Subsidiary Companies.

         27-12 -  Financial Data Schedule for the period ended March
                  31, 1997 for The Detroit Edison Company and Subsidiary Companies.


         Exhibits incorporated herein by reference.           See Page Nos.
                                                              ____  through
                                                              ____ for location
                                                              of exhibits
                                                              incorporated by
                                                              reference



         3(a) - Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

          Exhibit
          Number
          ------


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
                  June 1, 1978
                  June 30, 1982
                  August 15, 1982
                  October 15, 1985
                  November 30, 1987
                  July 15, 1989
                  December 1, 1989
                  February 15, 1990
                  April 1, 1991
                  May  1, 1991
                  May  15, 1991
                  September 1, 1991
                  November 1, 1991
                  January 15, 1992
                  February 29, 1992
                  April 15, 1992

          Exhibit
          Number
          -------



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

          Exhibit
          Number
          -------


         99(a) -  Belle River Participation Agreement between Detroit
                  Edison and Michigan Public Power Agency, dated as of December 1, 1982.

         99(b) - Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982.

         99(c) - 1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) and Detroit Edison.

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

         99(h) - Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent .

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

         99(s) - Credit Agreement, dated as of March 1, 1996 among DTE Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.

    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.