Form 10-Q
period 1997-06-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1997-07-28
CIK 936340, 28385

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                 FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED JUNE 30, 1997


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
                                                YES  X     NO
                                                   ----      ----

At June 30, 1997, 145,097,829 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

                             DTE ENERGY COMPANY
                                     AND
                         THE DETROIT EDISON COMPANY
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997


This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1997 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
Definitions.........................................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
   Part I- Financial Information....................................................4
             Item 1 - Condensed Financial Statements (Unaudited)....................4
                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited).......................................14
                      Independent Accountants' Report..............................16
             Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................17
   Part II - Other Information.....................................................24
             Item 1 - Legal Proceedings............................................24
             Item 4 - Submission of Matters to a Vote of Security Holders..........24
             Item 5 - Other Information............................................25

Quarterly Report on Form 10-Q for The Detroit Edison Company:
   Part I - Financial Information..................................................26
             Item 1 - Condensed Financial Statements (Unaudited)...................26
             Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................26
   Part II - Other Information.....................................................26
             Item 1 - Legal Proceedings............................................26
             Item 5 - Other Information............................................26

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
 Edison Company:
             Item 6 - Exhibits and Reports on Form 8-K.............................27

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q.................33
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q.........34

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

Company ..............     DTE Energy Company and Subsidiary Companies

Detroit Edison .......     The Detroit Edison Company (a wholly owned subsidiary
                           of DTE Energy Company) and Subsidiary Companies

FERC .................     Federal Energy Regulatory Commission

kWh ..................     Kilowatthour

MPSC .................     Michigan Public Service Commission

Note(s) ..............     Note(s) to Condensed Consolidated Financial
                           Statements (Unaudited) appearing herein

PSCR ....................  Power Supply Cost Recovery

Quarterly Report Notes ..  Notes to Condensed Consolidated Financial Statements
                           (Unaudited) appearing in the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 for DTE Energy
                           Company or The Detroit Edison Company, as the case may be

Registrant ..............  Company or Detroit Edison, as the case may be


              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                                       Three Months Ended                   Six Months Ended
                                                                June 30                            June 30
                                                ----------------------------------------------------------------------
                                                     1997              1996          1997                   1996
                                                ----------------------------------------------------------------------
OPERATING REVENUES
 Electric - System                              $857,072           $857,769        $1,699,048            $1,745,396
 Electric - Interconnection and Steam             20,858             13,208            43,038                34,472
 Non-Regulated                                    14,408                344            18,856                 1,032
----------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                 $892,338           $871,321        $1,760,942            $1,780,900
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                         $157,942           $166,687        $   310,404           $  342,354
   Purchased power                                38,966             37,629             85,001               61,125
   Other operation                               172,924            158,227            336,071              309,249
 Maintenance                                      65,098             78,689            134,730              152,300
 Depreciation and amortization                   137,598            130,593            276,012              262,604
 Deferred Fermi 2 amortization                      (746)            (1,120)            (1,493)              (2,240)
 Amortization of deferred Fermi 2 depreciation
   and return                                     27,973             25,485             55,946               50,968
 Taxes other than income                          65,646             62,994            134,500              129,755
 Income taxes                                     63,545             57,671            117,936              133,775
--------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                 $728,946           $716,855         $1,449,107           $1,439,890
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                $163,392           $154,466         $  311,835           $  341,010
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                          $    264           $    586         $      487           $      974
 Other income and (deductions) - net              (4,737)            (5,669)            (9,519)              (6,625)
 Accretion income                                  1,395              2,150              2,986                4,477
 Accretion expense                                (2,382)                 -             (4,764)                   -
 Income taxes                                      2,018              1,264              3,932                  881
----------------------------------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)        $ (3,442)          $ (1,669)        $   (6,878)          $     (293)
----------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES
 Long-term debt                                 $ 67,237           $ 69,261         $  134,803           $  137,621
 Amortization of debt discount and expense         2,837              2,967              5,823                5,922
 Other                                             2,422                469              3,261                2,043
 Allowance for borrowed funds used during
   construction (credit)                            (344)            (1,060)              (635)              (1,762)
----------------------------------------------------------------------------------------------------------------------
       Net Interest Charges                     $ 72,152             71,637         $  143,252           $  143,824
----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY            2,908              2,907              5,815               10,200
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                      $ 84,890           $ 78,253         $  155,890           $  186,693
======================================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE          145,099,589        145,119,875        145,104,043          145,119,875
EARNINGS PER COMMON SHARE                       $   0.59           $   0.54         $     1.07           $     1.29
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK    $  0.515           $  0.515         $     1.03           $     1.03



  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                              Three Months Ended    Six Months Ended
                                                                    June 30             June 30
                                                           ----------------------------------------------
                                                              1997       1996       1997      1996
                                                           ----------------------------------------------
OPERATING ACTIVITIES
 Net Income                                               $   84,890   $    78,253  $  155,890   $ 186,693
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                         (1,395)       (2,150)     (2,986)     (4,477)
     Accretion expense                                         2,382             -       4,764           -
     Depreciation and amortization                           137,598       130,593     276,012     262,604
     Deferred Fermi 2 amortization and return - net           27,227        24,365      54,453      48,728
     Deferred income taxes and investment tax credit - net    (8,309)       11,549     (22,272)     28,612
     Fermi 2 refueling outage - net                            3,330         3,258       6,857       6,516
     Other                                                   (38,822)       12,343      21,404      (9,457)
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues    (21,802)      (19,268)      3,370     (17,726)
       Other accounts receivable                              14,276           769     (28,298)     (4,739)
       Inventories                                           (29,167)       (6,358)    (25,393)     12,221
       Accounts payable                                      (21,252)       (1,987)    (32,091)     (2,257)
       Taxes payable                                         (60,281)      (62,759)     (6,189)    (11,404)
       Interest payable                                        7,820       (10,086)     (2,645)      4,619
       Other                                                  35,499        29,616     (36,026)    (55,986)
----------------------------------------------------------------------------------------------------------
   Net cash from operating activities                     $  131,994   $   188,138  $  366,850   $ 443,947
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures - regulated             $ (123,037)  $  (124,152) $ (208,605)  $(225,377)
 Plant and equipment expenditures - non-regulated           (212,677)      (12,069)   (218,451)    (26,603)
 Nuclear decommissioning trust funds                         (27,496)       (9,107)    (36,758)    (22,794)
 Non-regulated investments                                    (5,173)         (701)     (6,048)     (6,285)
 Other changes in current assets and liabilities              (6,621)       (1,768)     (6,114)       (847)
 Other                                                        13,088       (14,318)     12,858     (14,254)
----------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                 $ (361,916)  $  (162,115) $ (463,118)  $(296,160)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                               $  243,000   $         -   $ 249,600   $ 185,000
 Increase in short-term borrowings                           214,788        94,988     208,787      57,998
 Redemption of long-term debt                               (139,500)      (69,214)   (184,714)    (69,214)
 Redemption of preferred stock                                     -             -           -    (185,000)
 Dividends on common stock                                   (74,728)      (74,737)   (149,465)   (149,474)
 Other                                                             -          (167)        (68)     (9,975)
----------------------------------------------------------------------------------------------------------
   Net cash from (used for) financing activities          $  243,560   $   (49,130)  $ 124,140   $(170,665)
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                         $   13,638   $   (23,107)  $  27,872   $ (22,878)
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                      67,268        65,177      53,034      64,948
----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                            $   80,906   $    42,070   $  80,906   $  42,070
----------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)           $   61,312   $    78,617   $ 138,448   $ 133,174
 Income taxes paid                                           127,475       113,328     128,043     113,946
 New capital lease obligations                                   344        11,885      32,890      12,182
==========================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                         June 30       December 31
                                                                           1997           1996
                                                                      -------------   -------------
UTILITY PROPERTIES
 Electric plant in service                                            $  14,022,242   $  13,776,535
 Less:  Accumulated depreciation and amortization                        (5,624,582)     (5,367,110)
---------------------------------------------------------------------------------------------------
                                                                      $   8,397,660   $   8,409,425
 Construction work in progress                                               26,975          91,242
---------------------------------------------------------------------------------------------------
    Net utility properties                                            $   8,424,635   $   8,500,667
---------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $105,528 and $102,346, respectively)                            $     153,809   $     126,137
 Nuclear fuel under capital lease (less accumulated amortization
   of $482,385 and $473,788, respectively)                                  126,109         134,104
---------------------------------------------------------------------------------------------------
     Net property under capital leases                                $     279,918   $     260,241
---------------------------------------------------------------------------------------------------
      Total owned and leased properties                               $   8,704,553   $   8,760,908
---------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                 $     288,033   $      72,152
 Investments and special funds                                               54,865          47,543
 Nuclear decommissioning trust funds                                        208,272         171,514
---------------------------------------------------------------------------------------------------
                                                                      $     551,170   $     291,209
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                  $      80,906   $      53,034
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000)                                   437,106         440,476
 Other accounts receivable                                                   72,303          44,005
 Inventories (at average cost)
   Fuel                                                                     130,805         119,631
   Materials and supplies                                                   159,772         144,316
 Prepayments                                                                 41,712           8,913
---------------------------------------------------------------------------------------------------
                                                                      $     922,604   $     810,375
---------------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                    $     897,248   $     975,351
 Prepaid pensions                                                            86,670          91,579
 Unamortized debt expense                                                    54,558          45,357
 Other                                                                       39,553          40,150
---------------------------------------------------------------------------------------------------
                                                                      $   1,078,029   $   1,152,437
---------------------------------------------------------------------------------------------------
      TOTAL                                                           $  11,256,356   $  11,014,929
===================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                                 June 30       December 31
                                                                   1997           1996
                                                              ------------     ------------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
   authorized; 145,097,829 and 145,119,875 shares
   outstanding, respectively                                  $  1,951,140     $  1,951,437
 Retained earnings used in the business                          1,498,472        1,492,417
-------------------------------------------------------------------------------------------
      Total common shareholders' equity                       $  3,449,612     $  3,443,854
 Cumulative preferred stock of subsidiary                          144,405          144,405
 Long-term debt                                                  3,969,248        3,779,334
-------------------------------------------------------------------------------------------
      Total Capitalization                                    $  7,563,265     $  7,367,593
-------------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                             $    143,287     $    115,742
 Other postretirement benefits                                           -            5,516
 Other                                                              79,364           67,078
-------------------------------------------------------------------------------------------
                                                              $    222,651     $    188,336
-------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                        $    218,788     $     10,001
 Amounts due within one year
   Long-term debt                                                   19,214          144,214
   Obligations under capital leases                                136,631          144,499
 Accounts payable                                                  124,583          160,786
 Property and general taxes                                         17,127           29,475
 Income taxes                                                       19,893           14,334
 Accumulated deferred income taxes                                  46,601           44,418
 Interest payable                                                   57,760           60,405
 Dividends payable                                                  77,633           77,644
 Payrolls                                                           80,897           81,448
 Fermi 2 refueling outage                                            8,206            1,349
 Other                                                             130,566          133,409
-------------------------------------------------------------------------------------------
                                                              $    937,899     $    901,982
-------------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                            $  1,989,453     $  2,023,691
 Accumulated deferred investment tax credits                       307,990          315,030
 Other                                                             235,098          218,297
-------------------------------------------------------------------------------------------
                                                              $  2,532,541     $  2,557,018
-------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
-------------------------------------------------------------------------------------------
      TOTAL                                                   $ 11,256,356     $ 11,014,929
===========================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                    COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)






                                                                            Retained       Total
                                                  Common Stock              Earnings      Common
                                            ------------------------      Used in the   Shareholders'
                                            Shares            Amount        Business       Equity
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996              145,119,875     $  1,951,437   $  1,492,417   $  3,443,854

  Net income                                                                  155,890        155,890

  Cash dividends declared on
    Common stock - $1.03 per share                                           (149,453)      (149,453)

  Repurchase and retirement of
    common stock                              (22,046)            (297)          (382)          (679)

----------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                  145,097,829     $  1,951,140   $  1,498,472   $  3,449,612
====================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)




                                                 Three Months Ended      Six Months Ended
                                                      June 30                June 30
                                                ---------------------------------------------
                                                  1997       1996        1997        1996
                                                ---------------------------------------------
OPERATING REVENUES
 Electric - System                               $857,072   $857,769  $1,699,048  $1,745,396
 Electric - Interconnection and Steam              20,858     13,208      43,038      34,472
--------------------------------------------------------------------------------------------
       Total Operating Revenues                  $877,930   $870,977  $1,742,086  $1,779,868
--------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                          $157,942   $166,687    $310,404    $342,354
   Purchased power                                 38,966     37,629      85,001      61,125
   Other operation                                158,948    156,755     316,329     305,966
 Maintenance                                       65,098     78,689     134,730     152,300
 Depreciation and amortization                    137,293    130,489     275,532     262,393
 Deferred Fermi 2 amortization                       (746)    (1,120)     (1,493)     (2,240)
 Amortization of deferred Fermi 2 depreciation
   and return                                      27,973     25,485      55,946      50,968
 Taxes other than income                           65,576     62,889     134,307     129,650
 Income taxes                                      66,651     58,198     122,735     134,870
--------------------------------------------------------------------------------------------
       Total Operating Expenses                  $717,701   $715,701  $1,433,491  $1,437,386
--------------------------------------------------------------------------------------------
OPERATING INCOME                                 $160,229   $155,276    $308,595    $342,482
--------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                           $    264       $586        $487        $974
 Other income and (deductions) - net               (5,283)    (6,573)    (10,572)     (8,186)
 Accretion income                                   1,395      2,150       2,986       4,477
 Accretion expense                                 (2,382)         -      (4,764)          -
 Income taxes                                       2,018      1,264       3,932         881
--------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)         $ (3,988)   $(2,573)    $(7,931)    $(1,854)
--------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                  $ 65,530    $69,261    $132,838    $137,621
 Amortization of debt discount and expense          2,825      2,956       5,798       5,908
 Other                                              2,495        390       3,007       1,941
 Allowance for borrowed funds used during
   construction (credit)                             (344)    (1,060)       (635)     (1,762)
--------------------------------------------------------------------------------------------
       Net Interest Charges                      $ 70,506    $71,547    $141,008    $143,708
--------------------------------------------------------------------------------------------
NET INCOME                                       $ 85,735    $81,156    $159,656    $196,920
PREFERRED STOCK DIVIDENDS                           2,908      2,907       5,815      10,200
--------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK            $ 82,827    $78,249    $153,841    $186,720
============================================================================================


Note: Detroit Edison's condensed financial statements are presented here for ease of reference and are not considered to be part of Item 1 of the Company's report.




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                                Three Months Ended        Six Months Ended
                                                                     June 30                  June 30
                                                            -------------------------------------------------
                                                                 1997        1996         1997        1996
                                                            -------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                   $  85,735    $  81,156   $  159,656  $  196,920
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                            (1,395)      (2,150)      (2,986)     (4,477)
     Accretion expense                                            2,382            -        4,764           -
     Depreciation and amortization                              137,293      130,489      275,532     262,393
     Deferred Fermi 2 amortization and return - net              27,227       24,365       54,453      48,728
     Deferred income taxes and investment tax credit - net       (9,431)      11,625      (23,674)     28,560
     Fermi 2 refueling outage - net                               3,330        3,258        6,857       6,516
     Other                                                       (2,149)      12,843       60,410      (6,282)
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues       (21,802)     (19,268)       3,370     (17,726)
       Other accounts receivable                                 21,038        2,330      (19,374)       (942)
       Inventories                                              (17,392)      (6,358)     (13,618)     12,221
       Accounts payable                                         (25,732)      (5,146)     (37,563)    (12,439)
       Taxes payable                                            (62,494)     (65,137)      (8,246)    (13,085)
       Interest payable                                           7,727      (10,141)      (2,737)      4,543
       Other                                                     36,502       28,668      (35,189)    (69,727)
-------------------------------------------------------------------------------------------------------------
   Net cash from operating activities                         $ 180,839    $ 186,534   $  421,655  $  435,203
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                             $(123,037)   $(124,152)  $ (208,605) $ (225,377)
 Nuclear decommissioning trust funds                            (27,496)      (9,107)     (36,758)    (22,794)
 Other changes in current assets and liabilities                 (6,088)      (1,768)      (5,581)       (847)
 Other                                                           11,586      (13,714)      12,132      (2,345)
-------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                     $(145,035)   $(148,741)  $ (238,812) $ (251,363)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                   $       -    $       -   $        -  $  185,000
 Increase in short-term borrowings                              181,788       94,988      175,787      57,998
 Redemption of long-term debt                                  (139,500)     (69,214)    (184,714)    (69,214)
 Redemption of preferred stock                                        -            -            -    (185,000)
 Premiums on reacquired long-term debt and
    preferred stock                                                   -            -            -      (1,850)
 Dividends on common and preferred stock                        (82,724)     (80,852)    (165,447)   (166,361)
 Cash portion of restructuring dividend to parent                     -            -            -     (56,510)
 Other                                                                -       (2,039)         (68)     (6,517)
-------------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                     $ (40,436)   $ (57,117)  $ (174,442) $ (242,454)
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                             $  (4,632)   $ (19,324)  $    8,401  $  (58,614)
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                         15,498       25,658        2,465      64,948
-------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                                $  10,866    $   6,334   $   10,866  $    6,334
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)               $  59,859    $  78,595   $  136,914  $  133,152
 Income taxes paid                                              131,069      114,548      131,637     115,166
 New capital lease obligations                                      344       11,885       32,890      12,182
 Non-cash portion of restructuring dividend to parent                 -            -            -      26,716
=============================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                       June 30    December 31
                                                                         1997         1996
                                                               -------------------------------------
UTILITY PROPERTIES
 Electric plant in service                                            $  14,022,242    $  13,776,535
 Less:  Accumulated depreciation and amortization                        (5,624,582)      (5,367,110)
----------------------------------------------------------------------------------------------------
                                                                      $   8,397,660    $   8,409,425
 Construction work in progress                                               26,975           91,242
----------------------------------------------------------------------------------------------------
     Net utility properties                                           $   8,424,635    $   8,500,667
----------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
   of $105,528 and $102,346, respectively)                            $     153,809    $     126,137
 Nuclear fuel under capital lease (less accumulated amortization
   of $482,385 and $473,788, respectively)                                  126,109          134,104
----------------------------------------------------------------------------------------------------
     Net property under capital leases                                $     279,918    $     260,241
----------------------------------------------------------------------------------------------------
      Total owned and leased properties                               $   8,704,553    $   8,760,908
----------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                 $       7,423    $       7,423
 Investments and special funds                                               31,109           31,145
 Nuclear decommissioning trust funds                                        208,272          171,514
----------------------------------------------------------------------------------------------------
                                                                      $     246,804    $     210,082
----------------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                  $      10,866    $       2,465
 Customer accounts receivable and unbilled revenues (less allowance
   for uncollectible accounts of $20,000)                                   437,106          440,476
 Other accounts receivable                                                   60,741           41,367
 Inventories (at average cost)
   Fuel                                                                     130,805          119,631
   Materials and supplies                                                   147,997          144,316
 Prepayments                                                                 39,553            8,394
----------------------------------------------------------------------------------------------------
                                                                      $     827,068    $     756,649
----------------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                    $     897,248    $     975,351
 Prepaid pensions                                                            86,670           91,579
 Unamortized debt expense                                                    43,717           45,247
 Other                                                                        7,822           34,661
----------------------------------------------------------------------------------------------------
                                                                      $   1,035,457    $   1,146,838
----------------------------------------------------------------------------------------------------
      TOTAL                                                           $  10,813,882    $  10,874,477
====================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                                      June 30       December 31
                                                                        1997           1996
                                                                    ----------------------------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
   145,119,875 shares outstanding                                   $  1,451,199    $  1,451,199
 Premium on common stock                                                 547,799         547,799
 Common stock expense                                                    (47,561)        (47,561)
 Retained earnings used in the business                                1,385,313       1,391,104
------------------------------------------------------------------------------------------------
      Total common shareholders' equity                             $  3,336,750    $  3,342,541
 Cumulative preferred stock                                              144,405         144,405
 Long-term debt                                                        3,680,748       3,740,434
------------------------------------------------------------------------------------------------
      Total Capitalization                                          $  7,161,903    $  7,227,380
------------------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                                   $    143,287    $    115,742
 Other postretirement benefits                                                 -           5,516
 Other                                                                    79,020          67,078
------------------------------------------------------------------------------------------------
                                                                    $    222,307    $    188,336
------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                              $    185,788    $     10,001
 Amounts due within one year
   Long-term debt                                                         19,214         144,214
   Obligations under capital leases                                      136,631         144,499
 Accounts payable                                                        116,919         158,594
 Property and general taxes                                               16,663          29,455
 Income taxes                                                             20,438          15,959
 Accumulated deferred income taxes                                        46,601          44,418
 Interest payable                                                         57,666          60,403
 Dividends payable                                                        82,723          82,723
 Payrolls                                                                 80,296          81,181
 Fermi 2 refueling outage                                                  8,206           1,349
 Other                                                                   128,529         131,840
------------------------------------------------------------------------------------------------
                                                                    $    899,674    $    904,636
------------------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                                  $  1,986,911    $  2,022,550
 Accumulated deferred investment tax credits                             307,990         315,030
 Other                                                                   235,097         216,545
------------------------------------------------------------------------------------------------
                                                                    $  2,529,998    $  2,554,125
------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
------------------------------------------------------------------------------------------------
      TOTAL                                                         $ 10,813,882    $ 10,874,477
================================================================================================




  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                    COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)






                                      Common Stock            Premium                  Retained        Total
                                  ---------------------         on          Common      Earnings       Common
                                                $10 Par       Common        Stock     Used in the   Shareholders'
                                    Shares        Value        Stock        Expense     Business       Equity
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996     145,119,875   $ 1,451,199    $ 547,799    $ (47,561)   $1,391,104   $ 3,342,541

 Net income                                                                                159,656       159,656

 Cash dividends declared
  Common stock - $1.10 per share                                                          (159,632)     (159,632)
  Cumulative preferred stock*                                                               (5,815)       (5,815)

----------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997         145,119,875   $ 1,451,199    $ 547,799    $ (47,561)   $1,385,313   $ 3,336,750
================================================================================================================

*At established rate for each series







  See Accompanying Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited).

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS (UNAUDITED)
   DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 1 - ANNUAL REPORT NOTES

     These condensed consolidated financial statements should be read in conjunction with the Quarterly Report Notes and the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Quarterly Report Notes and the Annual Report Notes.

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

     The preceding condensed consolidated financial statements are unaudited, but in the opinion of the Company and Detroit Edison, with respect to its own financial statements, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - REGULATORY MATTERS

     As discussed in Part I, Item 2, herein, there are continuing proceedings in the State of Michigan for electric industry restructuring. While the Company and Detroit Edison believe that these proceedings will allow for recovery of recorded regulatory assets, the actual amounts recovered may differ from the recorded amounts.

NOTE 3 - FERMI 2

     As discussed in Note 2 of the Annual Report Notes and the Quarterly Report Notes, the Fermi 2 plant was shut down for inspection and required repairs and testing. Repairs to the main generator were completed and the unit was restarted on May 2, 1997. The unit has been operating at more than 90 percent power since May 17, 1997.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     As discussed in Note 12 of the Annual Report Notes and Note 3 of the Quarterly Report Notes, a class action is pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v Detroit Edison) in which plaintiffs are alleging that Detroit Edison has engaged in age and racial discrimination. The Court has set January 19, 1998 as the opening date for trial in this matter. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of June 30, 1997, and the related condensed consolidated statements of income and of cash flows for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of common shareholders' equity for the six-month period ended June 30, 1997. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

Detroit, Michigan
July 25, 1997

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three and six months ended June 30, 1997, as compared to the same periods in 1996, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

RESULTS OF OPERATIONS

     For the three months ended June 30, 1997, the Company's net income was $84.9 million, or $0.59 per common share, up 8.5 percent from the $78.3 million, or $0.54 per common share earned in the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company's net income was $155.9 million, or $1.07 per common share, down 16.5 percent from the $186.7 million, or $1.29 per common share earned in the six months ended June 30, 1996. The increase in net income for the second quarter was due primarily to higher electric sales and lower maintenance expenses. The decrease in year-to-date net income was due primarily to a repair and maintenance outage at Fermi 2 which increased the Fermi 2 capacity factor performance standard reserve $21 million, lower electricity sales and the cost of responding to the March 1997 catastrophic ice storm.

     At June 30, 1997, the book value of the Company's common stock was $23.74 per share, an increase of $0.05 per share since December 31, 1996. Return on average total common shareholders' equity was 7.93% and 11.6% for the twelve months ended June 30, 1997 and 1996, respectively.

     The Company's ratio of earnings to fixed charges was 2.53 and 3.14 for the twelve months ended June 30, 1997 and 1996, respectively. The Company's ratio of earnings to fixed charges and preferred stock dividends for the 1997 and 1996 twelve-month periods was 2.35 and 2.82, respectively.

OPERATING REVENUES

Operating revenues increased for the three-month period due primarily to higher non-regulated subsidiary revenues and higher sales. Operating revenues decreased for the six-month period due to an increase in the Fermi 2 capacity factor performance standard reserve and lower sales, partially offset by higher non-regulated subsidiary revenues.

kWh sales increased (decreased) as compared to the prior year as follows:


                                                    Three        Six
                                                    Months      Months
                                                    ------    ----------

      Residential                                    (0.3) %     (1.1) %
      Commercial                                      1.0        (0.1)
      Industrial                                      1.7         1.8
      Other (includes primarily sales for resale)    16.1        (1.7)
         Total System                                 1.4         0.1
      Interconnection                                45.1        (7.2)
         Total                                        2.8        (0.2)


     The decreases in residential sales reflect less heating and cooling demand which more than offset growth in the customer base. Commercial sales increased for the three-month period reflecting a continuation of good economic conditions which offset the decline in cooling demand. Increases in industrial sales reflect strong demand in the automotive and construction sectors. Sales to other customers increased in the three-month period reflecting increased demand from wholesale for resale customers. Interconnection sales increased for the three-month period due to greater demand for energy while six month sales decreased due to the impact of the Fermi 2 outage.


OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs were as follows:


                                    Three Months           Six Months
                                -------------------   --------------------
                                  1997       1996       1997       1996
                                ---------  ---------  ---------  ---------
                                     (Thousands of Megawatthours, "MWh")
     Power plant generation
        Fossil                     10,032      9,653     20,398     20,156
        Nuclear                     1,260      1,365      1,247      3,150
     Purchased power                1,368      1,366      3,572      1,987
                                ---------  ---------  ---------  ---------
     Net system output             12,660     12,384     25,217     25,293
                                =========  =========  =========  =========

     Average unit cost ($/MWh)  $   14.26  $   14.98  $   14.59  $   14.49
                                =========  =========  =========  =========


     Fuel expense decreased in the three-month period due to lower average unit costs resulting from lower costs of coal and nuclear fuel and a more aggressive fuel procurement strategy.

     For the six-month period, fuel expense decreased due to lower average unit costs resulting from lower costs of coal and nuclear fuel and a reduction in nuclear power generation as a result of the Fermi 2 outage. Purchased power expense was higher resulting from increased purchases of power while Fermi 2 was shut down.

OTHER OPERATION

Three Months

     Other operation expense increased due primarily to higher expenses related to non-regulated subsidiaries of the Company ($12.5 million).

Six Months

     Other operation expense increased due primarily to higher expenses related to non-regulated subsidiaries of the Company ($16.5 million) and operating and development expense related to new computer systems ($5 million).

MAINTENANCE

Three Months

     Maintenance expense decreased due to lower fossil plant ($4.8 million) and overhead and underground lines support ($4.3 million) expenses.

Six Months

     Maintenance expense decreased due to lower overhead and underground lines support ($6.4 million), general property ($6.3 million), transmission and distribution ($5.8 million) and fossil plant ($4.1 million) expenses. These decreases were partially offset by higher major storm expenses ($9 million).


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


COMPETITION

THE DETROIT EDISON COMPANY

     MPSC. As discussed in the Company's Current Report on Form 8-K, dated June 11, 1997, the MPSC issued an Opinion and Order, dated June 5, 1997, recommending certain modifications to the December 19, 1996 MPSC Staff Report on Electric Industry Restructuring. The following summarizes key points relating to Detroit Edison's participation in the proposed industry restructuring:

   - Direct customer access would be subject to a phase-in of 2.5% annually of load (225 megawatts) during the period 1997 through 2001, with all customers becoming eligible for direct access by 2002.

     - Detroit Edison will be allowed to recover through transition charges stranded costs, subject to a prudence standard, resulting from nuclear capital costs, regulatory assets and capacity costs in excess of market for qualifying facilities and resource recovery facilities (independent power producers whom Detroit Edison is required to purchase power from). The MPSC will also consider the recovery of costs of employee retraining as well as costs for implementing the direct access system.

     - The MPSC stated it would establish an annual true-up mechanism that provides for annual adjustments to the stranded cost surcharge to reflect changes in the actual market price of power.

     - The MPSC indicated that securitization of stranded assets is "a potential tool for reducing electric rates," but "legislation is required before securitization can be implemented."

     - Reciprocity from all utilities that wish to supply power directly or through an affiliate in the State of Michigan would be required during the phase-in period to competition. There would not be such a requirement for unaffiliated marketers or brokers during phase-in. All electric suppliers will be subject to full reciprocity when full direct access is implemented.

     - The MPSC Staff was directed to conduct public meetings to determine the proper direction to take with respect to market power issues and the development of an independent system operator, with a final report to be filed with the commission within one year.

     On July 7, 1997, Detroit Edison filed a Claim of Appeal with the Michigan Court of Appeals. In it's filing, Detroit Edison stated that the MPSC's June 5, 1997 Opinion and Order "fixes regulations, practices or services."

     On June 19, 1997, Detroit Edison filed with the MPSC for approval of a direct retail access program, including proposed customer delivery contracts. Several parties have filed comments and objections to Detroit Edison's proposal.

     On July 9, 1997, Detroit Edison filed its proposal for a stranded cost recovery true-up mechanism as ordered by the MPSC in its June 5, 1997 Order regarding industry restructuring.

     On July 9, 1997, Detroit Edison filed an application with the MPSC requesting that the Commission suspend Detroit Edison's PSCR clause for the period 1998 through 2001, and determine that the Fermi 2 capacity factor performance standard adjustment be zero for this period. If approved, the suspension will be reflected in a reduction in base energy rates for customers subject to the PSCR clause of 1.92 mills/kWh, and a PSCR factor of zero.

CASH GENERATION AND CASH REQUIREMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased in both the three- and six-month periods due primarily to increases in inventory and accounts payable.

     Net cash used for investing activities was higher due to the acquisition of the coke oven battery described in Non-Regulated Investments herein.

     Net cash from financing activities was higher due to non-recourse debt issued in connection with the acquisition of the coke oven battery described in Non-Regulated Investments herein and an increase in short-term borrowings, partially offset by higher redemptions of long-term debt.

ADDITIONAL INFORMATION

     Detroit Edison's 1997 cash requirements for its capital expenditure program are estimated at $448 million, of which $209 million had been expended as of June 30, 1997. Internal cash generation is expected to be sufficient to meet its cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Detroit Edison had short-term credit arrangements of approximately $464 million at June 30, 1997, under which $186 million of borrowings were outstanding.

     On July 2, 1997, the Detroit Edison service territory experienced a severe storm. Tornadoes and high winds destroyed or severely damaged parts of its distribution system. Costs of restoration are estimated at $36 million of which approximately $24 million will be a potential charge to earnings in 1997. As a result of the March 1997 storm, Detroit Edison exceeded its maximum policy coverage limit for major storms.

NON-REGULATED INVESTMENTS

     Cash requirements for non-regulated investments are estimated to range from $300 to $350 million in 1997, of which $218 million had been expended as of June 30, 1997. Non-regulated investments are expected to be substantially externally financed.

     DTE Capital Corporation has a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which $33 million was outstanding at June 30, 1997.

     The Company and MCN Energy Group, Inc., formed a joint venture, DTE-CoEnergy LLC, to provide electricity, natural gas and related services to medium and large retail customers in non-regulated markets. The venture will pursue industrial, commercial and institutional customers in Midwestern and Mid-Atlantic states as well as the District of Columbia and the province of Ontario, Canada as these markets open to competition.

     The Company, through its non-regulated subsidiary, DTE Energy Services, Inc., acquired a coke oven battery and related assets in River Rouge, Michigan, from National Steel Corporation ("NSC"). The acquisition and debt service reserves were financed through $50 million of equity from the Company and $243 million in non-recourse debt collateralized by the acquired assets.

     DTE Coal Services Company, Inc., a non-regulated subsidiary of the Company, acquired inventory related to the coke oven battery from NSC for approximately $10 million. The seasonal value of this inventory is expected to range from $9 million to $40 million with the minimum levels being held in the spring and maximum levels being held in the late fall.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     As discussed in Part I, Item 3 - Legal Proceedings of the Annual Report, three Detroit Edison employees have filed a lawsuit in the Circuit Court for Wayne County, Michigan (Sanchez, et al v Detroit Edison) alleging age and national origin discrimination. In July 1997, the plaintiffs in this matter filed a motion with the Court seeking to have the matter certified as a class action. Detroit Edison believes that class certification is inappropriate and is opposing the motion. Detroit Edison expects that the motion will be heard by the Court in Fall 1997. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

     For further information on legal proceedings, see Note 4 and Part I, Item 2, herein.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of the holders of Common Stock of the Company was held on April 28, 1997. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b) The following five directors were elected to serve until the annual meeting in the year 2000 with the votes shown:

                                                                         Total Vote
                                             Total Vote For             Withheld From
                                              Each Director             Each Director
                                            ---------------             -------------
     William C. Brooke                        113,045,920                 3,368,205
     John E. Lobbia                           113,325,662                 3,088,463
     Patricia S. Longe                        112,761,884                 3,652,240
     Eugene A. Miller                         113,352,181                 3,061,943
     Dean E. Richardson                       113,283,648                 3,130,476

     The terms of the previously elected nine directors listed below continue until the annual meeting dates shown after each name:

     Terence E. Adderley                  April 27, 1998
     Anthony F. Earley, Jr.               April 27, 1998
     Allan D. Gilmour                     April 27, 1998
     Theodore S. Leipprandt               April 27, 1998
     Lillian Bauder                       April 26, 1999
     David Bing                           April 26, 1999
     Larry G. Garberding                  April 26, 1999
     Alan E. Schwartz                     April 26, 1999
     William Wegner                       April 26, 1999


(c) (i) Shareholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year 1997 with the votes shown:

                          For        Against        Abstain
                      -----------  ------------   ------------
                      114,693,439     588,576      1,132,110

    (ii)   Shareholders also voted on the two items below:

           (1) A shareholder proposal regarding criterion for closing the nuclear power plant.


                          For        Against        Abstain
                       ---------   ----------      ---------
                       6,363,487   89,135,377      5,849,737


           (2) A shareholder proposal regarding the impact of deregulation, including its impact on the operation of Fermi 2.


                           For      Against     Abstain
                        ---------  ----------  ---------
                        6,697,007  86,878,445  7,773,149


(d)  Not applicable.

ITEM 5 - OTHER INFORMATION.

     As discussed in Part I, Items 1 and 2 - Business and Properties, "Regulation and Rates - Environmental Matters - Wastes and Toxic Substances" of the Annual Report, Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed of contaminants. Detroit Edison may have had some indirect involvement with waste that reached the Ramona Park Landfill site in Utica, Michigan. Detroit Edison is participating with other potentially responsible parties to further investigate the site and evaluate appropriate remedies. It is unknown at this time what impact, if any, this situation will have on Detroit Edison.

                       QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

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

     On May 9, 1997, Frank E. Agosti, Senior Vice-President of Detroit Edison retired.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i)  Exhibits filed herewith.

         Exhibit
         Number

         11-8 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-5 - Awareness Letter of Deloitte & Touche LLP regarding their report dated July 25, 1997.

         27-13 - Financial Data Schedule for the period ended June 30, 1997 for DTE Energy Company and Subsidiary Companies.

         27-14 - Financial Data Schedule for the period ended June 30, 1997 for The Detroit Edison Company and Subsidiary Companies.

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

         Exhibit
         Number
       ----------

         3(e) - Agreement and Plan of Exchange (Exhibit 1(2) to DTE
                Energy Form 8-B filed January 2, 1996, File No. 1-11607).

         3(f) - Amended and Restated By-Laws, dated as of February 26, 1996, of the Company (Exhibit 3-3 to Form 10-K for year ended December 31, 1996).

         3(g) - Amended and Restated By-Laws, dated as of February 26, 1996, of Detroit Edison (Exhibit 3-4 to Form 10-K for year ended December 31, 1996).

         4(a) - Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:


                September 1, 1947     Exhibit B-20 to Registration No. 2-7136
                October 1, 1968       Exhibit 2-B-33 to Registration No. 2-30096
                November 15, 1971     Exhibit 2-B-38 to Registration No. 2-42160
                January 15, 1973      Exhibit 2-B-39 to Registration No. 2-46595
                June 1, 1978          Exhibit 2-B-51 to Registration No. 2-61643
                June 30, 1982         Exhibit 4-30 to Registration No. 2-78941
                August 15, 1982       Exhibit 4-32 to Registration No. 2-79674
                October 15, 1985      Exhibit 4-170 to Form 10-K for year ended
                                       December 31, 1994
                November 30, 1987     Exhibit 4-139 to Form 10-K for year ended
                                       December 31, 1992
                July 15, 1989         Exhibit 4-171 to Form 10-K for year ended
                                       December 31, 1994
                December 1, 1989      Exhibit 4-172 to Form 10-K for year ended
                                       December 31, 1994
                February 15, 1990     Exhibit 4-173 to Form 10-K for year ended
                                       December 31, 1994
                April 1, 1991         Exhibit 4-15 to Form 10-K for year ended
                                       December 31, 1996
                May  1, 1991          Exhibit 4-178 to Form 10-K for year ended
                                       December 31, 1996
                May  15, 1991         Exhibit 4-179 to Form 10-K for year ended
                                       December 31, 1996
                September 1, 1991     Exhibit 4-180 to Form 10-K for year ended
                                       December 31, 1996
                November 1, 1991      Exhibit 4-181 to Form 10-K for year ended
                                       December 31, 1996

          Exhibit
          Number
        ----------

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

        Exhibit
        Number
       ----------

         4(d) - Second Supplemental Note Indenture, dated as of
                September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

         4(e) - First Amendment, dated as of August 15, 1996, to Second
                Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

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

        99(c) - 1988 Amended and Restated Loan Agreement, dated as of
                October 4, 1988, between Renaissance Energy Company (an unaffiliated

        Exhibit
        Number
       ----------
                 company) ("Renaissance") and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

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

         Exhibit
         Number
       ----------

         99(l) - Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

         99(m) - Fourth Amendment, dated as of September 1, 1996, to
                 $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New ork Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

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

(b) Registrants filed a report on Form 8-K dated June 11, 1997, discussing the MPSC Opinion and Order, dated June 5, 1997 on electric industry restructuring.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             DTE ENERGY COMPANY
                                     ---------------------------------------
                                               (Registrant)



Date  July 25, 1997                          /s/ SUSAN M. BEALE
                                     ---------------------------------------
                                               Susan M. Beale
                                     Vice President and Corporate Secretary




Date  July 25, 1997                         /s/ DAVID E. MEADOR
                                     ---------------------------------------
                                                 David E. Meador
                                         Vice President and Controller

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







                                           THE DETROIT EDISON COMPANY
                                     ---------------------------------------
                                                 (Registrant)





Date  July 25, 1997                            /s/ SUSAN M. BEALE
                                     ---------------------------------------
                                                 Susan M. Beale
                                      Vice President and Corporate Secretary





Date  July 25, 1997                            /s/ DAVID E. MEADOR
                                     ---------------------------------------
                                                  David E. Meador
                                          Vice President and Controller

                    QUARTERLY REPORT ON FORM 10-Q FOR THE
                         QUARTER ENDED JUNE 30, 1997


DTE ENERGY COMPANY                                  FILE NO. 1-11607

THE DETROIT EDISON COMPANY                          FILE NO. 1-2198

                                EXHIBIT INDEX



    (i)  Exhibits filed herewith.

         Exhibit
         Number

         11-8 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-5 - Awareness Letter of Deloitte & Touche LLP regarding their report dated July 25, 1997.

         27-13 - Financial Data Schedule for the period ended June
                 30, 1997 for DTE Energy Company and Subsidiary Companies.

         27-14 - Financial Data Schedule for the period ended June
                 30, 1997 for The Detroit Edison Company and
                 Subsidiary Companies.

                                                  See Page Nos. ____
                                                  through ___ for location
                                                  of Exhibits Incorporated
                                                  By Reference


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

          Exhibit
          Number
        ----------

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

      Exhibit
      Number
    ----------

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

       4(f) -  Third Supplemental Note Indenture, dated as of August
               15, 1994.

       4(g) -  First Amendment, dated as of December 12, 1995, to
               Third Supplemental Note Indenture, dated as of August 15, 1994.


       4(h) -  Fourth Supplemental Note Indenture, dated as of
               August 15, 1995.

       4(i) -  Fifth Supplemental Note Indenture, dated as of
               February 1, 1996.

       4(j) -  Standby Note Purchase Credit Facility, dated as of
               August 17, 1994, among The Detroit Edison Company, Barclays Ban PLC, as Bank and Administrative Agent, Bank of America, The Ban of New York, The Fuji Bank Limited, The Long-Term Credit Bank o Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

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

          Exhibit
          Number
        ----------

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

       Exhibit
       Number
     ----------

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

      99(n)- 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance.

      99(o)-  First Amendment to 1988 Amended and Restated Nuclear
              Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance.

      99(p)-  Second Amendment, dated as of September 1, 1993, to
              1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

      99(q)-  Third Amendment, dated as of August 31, 1994, to
              1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company.

      99(r)-  Fourth Amendment, dated as of March 8, 1996, to 1988
              Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

      99(s)-  Credit Agreement, dated as of March 1, 1996 among
              DTE Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent