Form 10-Q
period 1997-09-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1997-10-27
CIK 936340, 28385

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _____________

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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

At September 30, 1997, 145,097,829 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 1997 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                               Page
                                                                               ----
Definitions.......................................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
   Part I- Financial Information..................................................4
           Item 1 - Condensed Consolidated Financial Statements (Unaudited).......4
                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited).......................................15
                    Independent Accountants' Report..............................17
           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................18
   Part II-Other Information.....................................................24
           Item 1 - Legal Proceedings............................................24
           Item 5 - Other Information............................................24

Quarterly Report on Form 10-Q for The Detroit Edison Company:
   Part I-Financial Information..................................................25
           Item 1 - Condensed Consolidated Financial Statements (Unaudited)......25
           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................25
   Part II-Other Information.....................................................25
           Item 1 - Legal Proceedings............................................25
           Item 5 - Other Information............................................25

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit
 Edison Company:
           Item 6 - Exhibits and Reports on Form 8-K.............................26

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q...............33
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q.......34

                                  DEFINITIONS



Annual Report ...........1996 Annual Report to the Securities and Exchange
                          Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes......Notes to Consolidated Financial Statements appearing on pages 49 through 59 of the 1996 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company

Company .................DTE Energy Company and Subsidiary Companies

Detroit Edison ..........The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

FERC ....................Federal Energy Regulatory Commission

kWh .....................Kilowatthour

MPSC ....................Michigan Public Service Commission

MWh .....................Megawatthour

Note(s) .................Note(s) to Condensed Consolidated Financial
                         Statements (Unaudited) appearing herein

Quarterly Report Notes...Notes to Condensed Consolidated Financial Statements
                          (Unaudited) appearing in the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 for DTE Energy Company or The Detroit Edison Company, as the case may be

Registrant ..............Company or Detroit Edison, as the case may be

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)


                                                   Three Months Ended          Nine Months Ended
                                                      September 30                September 30
                                               -----------------------------------------------------
                                                   1997          1996          1997          1996
                                               -----------------------------------------------------
OPERATING REVENUES
 Electric - System                              $   950,484   $   958,439  $  2,649,532  $  2,703,835
 Electric - Interconnection and Steam                34,683        17,793        77,721        52,265
 Non-Regulated                                       44,492         1,102        63,348         2,134
-----------------------------------------------------------------------------------------------------
       Total Operating Revenues                 $ 1,029,659  $    977,334  $  2,790,601  $  2,758,234
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Operation
   Fuel                                         $   178,804  $    184,766  $    489,208  $    527,120
   Purchased power                                   49,240        41,800       134,241       102,925
   Other operation                                  219,829       157,582       555,900       466,831
 Maintenance                                         66,215        65,218       200,945       217,518
 Steam heating special charges                            -       149,231             -       149,231
 Depreciation and amortization                      130,521       131,959       406,533       394,563
 Deferred Fermi 2 amortization                         (747)       (1,119)       (2,240)       (3,359)
 Amortization of deferred Fermi 2 depreciation
   and return                                        27,973        25,485        83,919        76,453
 Taxes other than income                             68,483        65,919       202,983       195,674
 Income taxes                                        75,721        37,853       193,657       171,628
-----------------------------------------------------------------------------------------------------
       Total Operating Expenses                 $   816,039  $    858,694  $  2,265,146  $  2,298,584
-----------------------------------------------------------------------------------------------------
OPERATING INCOME                                $   213,620  $    118,640  $    525,455  $    459,650
-----------------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
 Allowance for other funds used
   during construction                          $       263  $        456  $        750  $      1,430
 Other income and (deductions) - net                 (4,187)         (925)      (13,706)       (7,550)
 Accretion income                                     1,198         1,967         4,184         6,444
 Accretion expense                                   (2,382)            -        (7,146)            -
 Income taxes                                         2,191           173         6,123         1,054
-----------------------------------------------------------------------------------------------------
       Net Other Income and (Deductions)        $    (2,917) $      1,671  $     (9,795) $      1,378
-----------------------------------------------------------------------------------------------------
INTEREST CHARGES
 Long-term debt                                 $    70,691  $     68,916  $    205,494  $    206,537
 Amortization of debt discount and expense            2,776         2,959         8,599         8,881
 Other                                                2,736         1,421         5,997         3,464
 Allowance for borrowed funds used during
   construction (credit)                               (344)         (826)         (979)       (2,588)
-----------------------------------------------------------------------------------------------------
       Net Interest Charges                     $    75,859  $     72,470  $    219,111  $    216,294
-----------------------------------------------------------------------------------------------------
PREFERRED STOCK DIVIDENDS OF SUBSIDIARY               2,907         2,908         8,722        13,108
-----------------------------------------------------------------------------------------------------
NET INCOME                                      $   131,937  $     44,933  $    287,827  $    231,626
=====================================================================================================
COMMON SHARES OUTSTANDING - AVERAGE             145,097,829   145,119,875   145,101,949   145,119,875
EARNINGS PER COMMON SHARE                      $       0.91  $       0.31  $       1.98  $       1.60
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK   $      0.515  $      0.515  $      1.545  $      1.545



  See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                             Three Months Ended       Nine Months Ended
                                                                September 30             September 30
                                                            ------------------------------------------------
                                                               1997        1996         1997       1996
                                                            ------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                 $ 131,937    $  44,933    $ 287,827   $ 231,626
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                          (1,198)      (1,967)      (4,184)     (6,444)
     Accretion expense                                          2,382            -        7,146           -
     Depreciation and amortization                            130,521      131,959      406,533     394,563
     Deferred Fermi 2 amortization and return - net            27,226       24,366       81,679      73,094
     Deferred income taxes and investment tax credit - net      8,461      (46,885)     (13,811)    (18,273)
     Fermi 2 refueling outage - net                             3,330       (3,062)      10,187       3,454
     Steam heating special charge (credit)                     (3,278)     149,231       (9,834)    149,231
     Other                                                    (11,412)      23,074       16,548      13,618
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues       4,354       (7,527)       7,724     (25,253)
       Other accounts receivable                               (9,655)      (8,029)     (37,953)    (12,768)
       Inventories                                             15,489       27,594       (9,904)     39,815
       Accounts payable                                         6,918      (21,608)     (25,173)    (23,865)
       Taxes payable                                           16,065       22,308        9,876      10,904
       Interest payable                                       (10,305)     (14,705)     (12,950)    (10,086)
       Other                                                    1,112       18,187      (34,914)    (37,799)
------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                      $ 311,947     $337,869    $ 678,797   $ 781,817
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures - regulated               $(107,173)   $(130,076)   $(315,778)  $(355,453)
 Plant and equipment expenditures - non-regulated              (1,322)     (15,875)    (219,773)    (42,478)
 Nuclear decommissioning trust funds                           (8,330)     (11,978)     (45,088)    (34,772)
 Non-regulated investments                                       (961)        (260)      (7,009)     (6,545)
 Other changes in current assets and liabilities                3,750        1,753       (2,364)        906
 Other                                                            497       (2,210)      13,355     (16,464)
------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                  $(113,539)   $(158,646)   $(576,657)  $(454,806)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                 $       -    $  34,880    $ 249,600   $ 219,880
 Increase (decrease) in short-term borrowings                (111,788)     (94,988)      96,999     (36,990)
 Redemption of long-term debt                                       -       (6,500)    (184,714)    (75,714)
 Redemption of preferred stock                                      -            -            -    (185,000)
 Dividends on common stock                                    (74,729)     (74,737)    (224,194)   (224,212)
 Other                                                              -          (11)         (68)     (9,986)
------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                  $(186,517)   $(141,356)   $ (62,377)  $(312,022)
------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS                                          $  11,891    $  37,867    $  39,763   $  14,989
CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF THE PERIOD                                      80,906       42,070       53,034      64,948
------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
  OF THE PERIOD                                             $  92,797    $  79,937    $  92,797   $  79,937
------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)            $  74,039    $  83,770    $ 212,487   $ 216,944
  Income taxes paid                                            58,086       51,248      186,129     165,194
  New capital lease obligations                                   100       21,700       32,990      33,882
============================================================================================================


   See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                       5

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                      September 30  December 31
                                                                          1997         1996
                                                                      ------------  -----------
UTILITY PROPERTIES
 Electric plant in service                                             $ 14,118,536  $ 13,776,535
 Less:  Accumulated depreciation and amortization                        (5,748,997)   (5,367,110)
-------------------------------------------------------------------------------------------------
                                                                       $  8,369,539  $  8,409,425
 Construction work in progress                                               34,940        91,242
-------------------------------------------------------------------------------------------------
    Net utility properties                                             $  8,404,479  $  8,500,667
-------------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
  of $108,323 and $102,346, respectively)                              $    151,013  $    126,137
 Nuclear fuel under capital lease (less accumulated amortization
  of $497,077 and $473,788, respectively)                                   110,574       134,104
-------------------------------------------------------------------------------------------------
    Net property under capital leases                                  $    261,587  $    260,241
-------------------------------------------------------------------------------------------------
      Total owned and leased properties                                $  8,666,066  $  8,760,908
-------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                  $    286,649  $     72,152
 Investments and special funds                                               55,949        47,543
 Nuclear decommissioning trust funds                                        216,602       171,514
-------------------------------------------------------------------------------------------------
                                                                           $559,200  $    291,209
-------------------------------------------------------------------------------------------------

CURRENT ASSETS
 Cash and temporary cash investments                                   $     92,797  $     53,034
 Customer accounts receivable and unbilled revenues (less allowance
  for uncollectible accounts of $20,000)                                    432,752       440,476
 Other accounts receivable                                                   81,958        44,005
 Inventories (at average cost)
  Fuel                                                                      113,395       119,631
  Materials and supplies                                                    161,008       144,316
 Prepayments                                                                 47,014         8,913
-------------------------------------------------------------------------------------------------
                                                                       $    928,924  $    810,375
-------------------------------------------------------------------------------------------------

DEFERRED DEBITS
 Regulatory assets                                                     $    856,415  $    975,351
 Prepaid pensions                                                            84,215        91,579
 Unamortized debt expense                                                    54,742        45,357
 Other                                                                       37,995        40,150
-------------------------------------------------------------------------------------------------
                                                                       $  1,033,367  $  1,152,437
-------------------------------------------------------------------------------------------------
      TOTAL                                                            $ 11,187,557  $ 11,014,929
=================================================================================================





See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                       September 30      December 31
                                                           1997             1996
                                                       ------------      -----------
CAPITALIZATION
 Common stock - without par value, 400,000,000 shares
  authorized; 145,097,829 and 145,119,875 shares
  outstanding, respectively                             $ 1,951,140      $ 1,951,437
 Retained earnings used in the business                   1,555,683        1,492,417
------------------------------------------------------------------------------------
      Total common shareholders' equity                 $ 3,506,823      $ 3,443,854
 Cumulative preferred stock of subsidiary                   144,405          144,405
 Long-term debt                                           3,945,677        3,779,334
------------------------------------------------------------------------------------
      Total Capitalization                              $ 7,596,905      $ 7,367,593
------------------------------------------------------------------------------------

OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                       $   140,526      $   115,742
 Other postretirement benefits                                    -            5,516
 Other                                                       71,804           67,078
------------------------------------------------------------------------------------
                                                        $   212,330      $   188,336
------------------------------------------------------------------------------------

CURRENT LIABILITIES
 Short-term borrowings                                  $   107,000      $    10,001
 Amounts due within one year
  Long-term debt                                             47,298          144,214
  Obligations under capital leases                          121,061          144,499
 Accounts payable                                           132,132          160,786
 Property and general taxes                                  19,179           29,475
 Income taxes                                                33,983           14,334
 Accumulated deferred income taxes                           48,830           44,418
 Interest payable                                            47,455           60,405
 Dividends payable                                           77,630           77,644
 Payrolls                                                    94,942           81,448
 Fermi 2 refueling outage                                    11,536            1,349
 Other                                                      125,294          133,409
------------------------------------------------------------------------------------
                                                           $866,340      $   901,982
------------------------------------------------------------------------------------

DEFERRED CREDITS
 Accumulated deferred income taxes                      $ 1,974,436      $ 2,023,691
 Accumulated deferred investment tax credits                304,469          315,030
 Other                                                      233,077          218,297
------------------------------------------------------------------------------------
                                                        $ 2,511,982      $ 2,557,018
------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
------------------------------------------------------------------------------------
      TOTAL                                             $11,187,557      $11,014,929
====================================================================================




See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

                  DTE ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                    COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                                               Retained        Total
                                          Common Stock         Earnings       Common
                                          ------------        Used in the  Shareholders'
                                       Shares       Amount     Business       Equity
--------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996         145,119,875  $1,951,437   $1,492,417     $3,443,854

   Net income                                                     287,827        287,827

   Cash dividends declared on
    Common stock - $1.545 per share                             (224,179)      (224,179)

   Repurchase and retirement of
    common stock                        (22,046)       (297)        (382)          (679)
--------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997        145,097,829  $1,951,140   $1,555,683     $3,506,823
============================================================================================




See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                       8

                     [This page intentionally left blank.]

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                             (Dollars in Thousands)




                                                  Three Months Ended     Nine Months Ended
                                                     September 30           September 30
                                                  -------------------------------------------
                                                   1997       1996        1997        1996
                                                  -------------------------------------------
OPERATING REVENUES
  Electric - System                               $950,484   $958,439  $2,649,532  $2,703,835
  Electric - Interconnection and Steam              34,683     17,793      77,721      52,265
---------------------------------------------------------------------------------------------
        Total Operating Revenues                  $985,167   $976,232  $2,727,253  $2,756,100
---------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Operation
    Fuel                                          $178,804   $184,766    $489,208    $527,120
    Purchased power                                 49,240     41,800     134,241     102,925
    Other operation                                176,473    155,251     492,802     461,217
  Maintenance                                       66,215     65,218     200,945     217,518
  Steam heating special charges                          -    149,231           -     149,231
  Depreciation and amortization                    129,897    131,849     405,429     394,242
  Deferred Fermi 2 amortization                      (747)    (1,119)     (2,240)     (3,359)
  Amortization of deferred Fermi 2 depreciation
    and return                                      27,973     25,485      83,919      76,453
  Taxes other than income                           68,381     65,916     202,688     195,566
  Income taxes                                      87,647     38,554     210,382     173,424
---------------------------------------------------------------------------------------------
        Total Operating Expenses                  $783,883   $856,951  $2,217,374  $2,294,337
---------------------------------------------------------------------------------------------
OPERATING INCOME                                  $201,284   $119,281    $509,879    $461,763
---------------------------------------------------------------------------------------------
OTHER INCOME AND (DEDUCTIONS)
  Allowance for other funds used
    during construction                               $263       $456        $750      $1,430
  Other income and (deductions) - net              (4,863)    (1,492)    (15,435)     (9,678)
  Accretion income                                   1,198      1,967       4,184       6,444
  Accretion expense                                (2,382)          -     (7,146)           -
  Income taxes                                       2,191        173       6,123       1,054
---------------------------------------------------------------------------------------------
        Net Other Income and (Deductions)         $(3,593)     $1,104   $(11,524)      $(750)
---------------------------------------------------------------------------------------------
INTEREST CHARGES
  Long-term debt                                   $64,862    $68,916    $197,700    $206,537
  Amortization of debt discount and expense          2,763      2,947       8,561       8,855
  Other                                              2,201      1,327       5,208       3,268
  Allowance for borrowed funds used during
    construction (credit)                            (344)      (826)       (979)     (2,588)
---------------------------------------------------------------------------------------------
        Net Interest Charges                       $69,482    $72,364    $210,490    $216,072
---------------------------------------------------------------------------------------------
NET INCOME                                        $128,209    $48,021    $287,865    $244,941
PREFERRED STOCK DIVIDENDS                            2,907      2,908       8,722      13,108
---------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK             $125,302    $45,113    $279,143    $231,833
=============================================================================================


Note: Detroit Edison's condensed consolidated financial statements are presented here for ease of reference and are not considered to be part of
      Item 1 of the Company's report.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                      10

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                              Three Months Ended      Nine Months Ended
                                                                 September 30            September 30
                                                              ------------------      -----------------
                                                               1997        1996        1997        1996
                                                               ----        ----        ----        ----
OPERATING ACTIVITIES
 Net Income                                                   $128,209     $48,021    $287,865    $244,941
 Adjustments to reconcile net income to net cash
   from operating activities:
     Accretion income                                          (1,198)     (1,967)     (4,184)     (6,444)
     Accretion expense                                           2,382           -       7,146           -
     Depreciation and amortization                             129,897     131,849     405,429     394,242
     Deferred Fermi 2 amortization and return - net             27,226      24,366      81,679      73,094
     Deferred income taxes and investment tax credit - net       3,377    (46,921)    (20,297)    (18,361)
     Fermi 2 refueling outage - net                              3,330     (3,062)      10,187       3,454
     Steam heating special charge (credit)                     (3,278)     149,231     (9,834)     149,231
     Other                                                    (14,735)      10,968      52,231       4,687
     Changes in current assets and liabilities:
       Customer accounts receivable and unbilled revenues        4,354     (7,527)       7,724    (25,253)
       Other accounts receivable                               (1,660)     (9,185)    (21,034)    (10,127)
       Inventories                                              19,208      27,594       5,590      39,815
       Accounts payable                                          4,355    (14,972)    (33,208)    (27,411)
       Taxes payable                                            25,776      24,083      17,530      10,998
       Interest payable                                       (10,443)    (14,630)    (13,180)    (10,087)
       Other                                                   (6,267)      30,627    (41,456)    (39,100)
---------------------------------------------------------------------------------------------------------
   Net cash from operating activities                         $310,533    $348,475    $732,188  $ 783,679
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Plant and equipment expenditures                           $(107,173)  $(130,084)  $(315,778)  $(355,461)
 Nuclear decommissioning trust funds                           (8,330)    (11,978)    (45,088)    (34,772)
 Other changes in current assets and liabilities                 3,217       1,753     (2,364)         906
 Other                                                         (3,246)     (2,591)       8,886     (4,936)
---------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                   $(115,532)  $(142,900)  $(354,344)  $(394,263)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Issuance of long-term debt                                 $        -    $      -  $        -    $185,000
 Increase (decrease) in short-term borrowings                (113,788)    (94,988)      61,999    (36,990)
 Redemption of long-term debt                                        -     (6,500)   (184,714)    (75,714)
 Redemption of preferred stock                                       -           -           -   (185,000)
 Dividends on common and preferred stock                      (82,724)    (82,724)   (248,171)   (249,086)
 Cash portion of restructuring dividend to parent                    -           -           -    (56,510)
 Other                                                               -           -        (68)     (8,367)
---------------------------------------------------------------------------------------------------------
   Net cash used for financing activities                   $(196,512)  $(184,212)  $(370,954)  $(426,667)
---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
 CASH INVESTMENTS                                             $(1,511)     $21,363      $6,890   $(37,251)
CASH AND TEMPORARY CASH INVESTMENTS AT
 BEGINNING OF THE PERIOD                                        10,866       6,334       2,465      64,948
----------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT END
 OF THE PERIOD                                                  $9,355     $27,697      $9,355     $27,697
----------------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION
 Interest paid (excluding interest capitalized)                $73,513     $83,613    $210,427    $216,765
 Income taxes paid                                              68,065      51,922     199,702     167,088
 New capital lease obligations                                     100      21,700      32,990      33,882
 Non-cash portion of restructuring dividend to parent                -           -           -      26,716
==========================================================================================================




See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                      11

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS
                             (Dollars in Thousands)



                                                                      September 30  December 31
                                                                          1997         1996
                                                                      ------------  -----------
UTILITY PROPERTIES
 Electric plant in service                                             $14,118,536  $13,776,535
 Less:  Accumulated depreciation and amortization                      (5,748,997)  (5,367,110)
-----------------------------------------------------------------------------------------------
                                                                        $8,369,539   $8,409,425
 Construction work in progress                                              34,940       91,242
-----------------------------------------------------------------------------------------------
    Net utility properties                                              $8,404,479   $8,500,667
-----------------------------------------------------------------------------------------------
 Property under capital leases (less accumulated amortization
  of $108,323 and $102,346, respectively)                                 $151,013     $126,137
 Nuclear fuel under capital lease (less accumulated amortization
  of $497,077 and $473,788, respectively)                                  110,574      134,104
-----------------------------------------------------------------------------------------------
    Net property under capital leases                                     $261,587     $260,241
-----------------------------------------------------------------------------------------------
      Total owned and leased properties                                 $8,666,066   $8,760,908
-----------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS
 Non-utility property                                                       $7,368       $7,423
 Investments and special funds                                              32,948       31,145
 Nuclear decommissioning trust funds                                       216,602      171,514
-----------------------------------------------------------------------------------------------
                                                                          $256,918     $210,082
-----------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and temporary cash investments                                        $9,355       $2,465
 Customer accounts receivable and unbilled revenues (less allowance
  for uncollectible accounts of $20,000)                                   432,752      440,476
 Other accounts receivable                                                  62,401       41,367
 Inventories (at average cost)
  Fuel                                                                     113,396      119,631
  Materials and supplies                                                   145,513      144,316
 Prepayments                                                                45,392        8,394
-----------------------------------------------------------------------------------------------
                                                                          $808,809     $756,649
-----------------------------------------------------------------------------------------------
DEFERRED DEBITS
 Regulatory assets                                                        $856,415     $975,351
 Prepaid pensions                                                           84,215       91,579
 Unamortized debt expense                                                   42,962       45,247
 Other                                                                       6,378       34,661
-----------------------------------------------------------------------------------------------
                                                                       $   989,970    1,146,838
-----------------------------------------------------------------------------------------------
                                                                       $10,721,763  $10,874,477
===============================================================================================




See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                      12

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  LIABILITIES
                             (Dollars in Thousands)



                                                               September 30  December 31
                                                                   1997         1996
                                                               ------------  -----------
CAPITALIZATION
 Common stock - $10 par value, 400,000,000 shares authorized;
    145,119,875 shares outstanding                               $1,451,199   $1,451,199
 Premium on common stock                                            547,799      547,799
 Common stock expense                                              (47,561)     (47,561)
 Retained earnings used in the business                           1,430,798    1,391,104
-------------------------------- -------------------------------------------------------
       Total common shareholders' equity                         $3,382,235   $3,342,541
 Cumulative preferred stock                                         144,405      144,405
 Long-term debt                                                   3,680,761    3,740,434
----------------------------------------------------------------------------------------
       Total Capitalization                                      $7,207,401   $7,227,380
----------------------------------------------------------------------------------------
OTHER NON-CURRENT LIABILITIES
 Obligations under capital leases                                  $140,526     $115,742
 Other postretirement benefits                                            -        5,516
 Other                                                               71,804       67,078
----------------------------------------------------------------------------------------
                                                                   $212,330     $188,336
----------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Short-term borrowings                                              $72,000      $10,001
 Amounts due within one year
   Long-term debt                                                    19,214      144,214
   Obligations under capital leases                                 121,061      144,499
 Accounts payable                                                   121,905      158,594
 Property and general taxes                                          18,762       29,455
 Income taxes                                                        43,659       15,959
 Accumulated deferred income taxes                                   48,830       44,418
 Interest payable                                                    47,223       60,403
 Dividends payable                                                   82,723       82,723
 Payrolls                                                            92,964       81,181
 Fermi 2 refueling outage                                            11,536        1,349
 Other                                                              117,791      131,840
----------------------------------------------------------------------------------------
                                                                 $  797,668   $  904,636
----------------------------------------------------------------------------------------
DEFERRED CREDITS
 Accumulated deferred income taxes                              $ 1,966,818  $ 2,022,550
 Accumulated deferred investment tax credits                        304,469      315,030
 Other                                                              233,077      216,545
----------------------------------------------------------------------------------------
                                                                $ 2,504,364  $ 2,554,125
----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
----------------------------------------------------------------------------------------
       TOTAL                                                    $10,721,763  $10,874,477
========================================================================================




See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                      13

              THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                    COMMON SHAREHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in Thousands)





                                        Common Stock         Premium               Retained        Total
                                   -----------------------     on      Common      Earnings        Common
                                                 $10 Par     Common     Stock     Used in the   Shareholders'
                                     Shares       Value      Stock     Expense     Business        Equity
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996       145,119,875  $1,451,199  $547,799  $(47,561)   $1,391,104     $3,342,541

 Net income                                                                          287,865        287,865

 Cash dividends declared
   Common stock - $1.65 per share                                                   (239,449)      (239,449)
   Cumulative preferred stock*                                                        (8,722)        (8,722)
-------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997      145,119,875  $1,451,199  $547,799  $(47,561)   $1,430,798     $3,382,235
-------------------------------------------------------------------------------------------------------------



*At established rate for each series

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).
                                      14

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
    DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY COMPANIES

NOTE 1 - ANNUAL REPORT NOTES

     These condensed consolidated financial statements should be read in conjunction with the Quarterly Report Notes and the Annual Report Notes. The Notes contained herein supplement matters discussed in the Quarterly Report Notes and the Annual Report Notes.

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

     The condensed consolidated financial statements are unaudited, but in the opinion of the Company and Detroit Edison, with respect to its own financial statements, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

NOTE 2 - FERMI 2

     As discussed in the Annual Report Notes and the Quarterly Report Notes, Fermi 2 was shut down earlier in 1997 for inspection and required repairs and testing. Repairs to the main generator were completed and the unit was restarted on May 2, 1997. The unit was operating at more than 90 percent power from May 17, 1997 through October 2, 1997. On October 3, 1997, Fermi 2 was shut down to replace two defective fuel assemblies. It restarted on October 19, 1997.

NOTE 3 - REGULATORY MATTERS

     As discussed in Part I, Item 2, herein, there are continuing proceedings in the State of Michigan for electric industry restructuring. While the Company and Detroit Edison believe that the ultimate outcome of these proceedings will allow for recovery of investment in utility assets, including recorded regulatory assets, the actual amounts recovered may differ from the recorded amounts.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     As discussed in the Annual Report Notes and the Quarterly Report Notes, a class action is pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v Detroit Edison) in which plaintiffs are alleging that Detroit Edison has engaged in age and racial discrimination. The Court set January 19, 1998 as the opening date for trial in this matter. Detroit Edison is of the opinion that the allegations of discrimination are without merit.

NOTE 5 - SHAREHOLDER RIGHTS PLAN

     The Board of Directors of the Company declared a dividend distribution of one Right (a "Right") for each outstanding share of Common Stock, without par value (the "Common Shares"), of the Company, payable on October 6, 1997. Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company at a price of $90.00 per one one-hundredth of a Preferred Share, subject to adjustment and upon the happening of certain events. The terms of the Rights are set forth in a Rights Agreement, dated as of September 23, 1997 (the "Rights Agreement"), between the Company and The Detroit Edison Company, as Rights Agent.

     The Rights will expire on October 6, 2007 unless earlier redeemed, exchanged or amended by the Company. On October 6, 1997, 1.5 million shares of Preferred Stock were reserved for issuance pursuant to the Rights Agreement.

     The Rights Agreement also provides that in the event (i) any person becomes the beneficial owner of 10% or more of the outstanding Common Shares,
(ii) any such acquiror merges into or combines with the Company and the Company is the surviving corporation, (iii) any such acquiror effects certain other transactions with the Company, or (iv) during such time the Company effects certain transactions, then, in each such case, holders of Rights, other than Rights of such acquiror, will have the right to receive, upon exercise at the then-current exercise price of the Right, that number of Common Shares that have a market value of two times the exercise price of the Right.

     The Company may, at its option, redeem the Rights in whole, but not in part, at a price of $.01 per Right, at any time prior to the occurrence of an event which would permit the Rights to be exercised.

     The Rights Agreement may be amended by the Company without the approval of any holders of Rights Certificates, including amendments that increase or decrease the purchase price, that add other events requiring adjustment to the purchase price payable and the number of the Preferred Shares or other securities issuable upon the exercise of the Rights or that modify procedures relating to the redemption of the Rights, except that no amendment may be made that decreases the stated redemption price to an amount less than $.01 per Right.

                               ----------------

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 17) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207 and 33-64296) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

     We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of September 30, 1997, and the related condensed consolidated statements of income and of cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of common shareholders' equity for the nine-month period ended September 30, 1997. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiary companies and of The Detroit Edison Company and subsidiary companies as of December 31, 1996, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
October 27, 1997

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY, THE DETROIT EDISON COMPANY AND SUBSIDIARY
             COMPANIES


     This analysis for the three and nine months ended September 30, 1997, as compared to the same periods in 1996, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

     Detroit Edison is the principal subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

RESULTS OF OPERATIONS

     For the three months ended September 30, 1997, the Company's net income was $131.9 million, or $0.91 per common share as compared to the $44.9 million, or $0.31 per common share earned in the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net income was $287.8 million, or $1.98 per common share as compared to the $231.6 million, or $1.60 per common share earned in the nine months ended September 30, 1996. The 1996 three-month and nine-month periods included a steam heating special charge of $149.2 million ($97 million after tax), or $0.67 per common share.

     The 1997 three-month and nine-month earnings were lower than the 1996 earnings, adjusted for the steam heating special charge. The 1997 three-month period included the costs of restoring portions of Detroit Edison's distribution system destroyed or severely damaged during a storm on July 2, 1997. In addition, the 1997 nine-month period included the costs of a March 1997 ice storm and an increase in the Fermi 2 capacity factor performance standard reserve due to a repair and maintenance outage at Fermi 2 earlier this year.


OPERATING REVENUES

THREE MONTHS

     Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues and higher interconnection sales, partially offset by decreases in total system revenues driven mainly by lower rates.

NINE MONTHS

     Increases in Company operating revenues were due primarily to higher non-regulated subsidiary revenues, which were partially offset by decreases in total system revenues, driven mainly by lower rates and recording the Fermi 2 capacity factor performance standard reserve. Decreases in Detroit Edison operating revenues were due primarily to decreases in total system revenues, driven mainly by lower rates and recording the Fermi 2 capacity factor standard reserve.

kWh Sales

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:


                                                   Three        Nine
                                                   Months       Months
                                                   ------       ----------

      Residential                                    (2.1)%      (1.5)%
      Commercial                                      2.8         0.9
      Industrial                                     (0.7)        0.9
      Other (includes primarily sales for resale)    16.2         4.0
         Total System                                 0.8         0.4
      Interconnection                                62.7        19.6
         Total                                        3.8         1.2


     The decreases in residential sales reflect less heating and cooling demand which more than offset growth in the customer base. Commercial sales increased for the three-month period reflecting a continuation of good economic conditions which offset the decline in cooling demand. The decrease in industrial sales for the three-month period reflects a small decrease in sales to the steel sector. Sales to other customers increased in the three-month period reflecting increased demand from sales for resale customers. Interconnection sales increased for the three-month and nine-month periods due to greater demand for energy.


OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs were as follows:


                                    Three Months          Nine Months
                                  -----------------     -----------------
                                   1997       1996       1997       1996
                                  ------     ------     ------     ------
                                    (Thousands of Megawatthours, "MWh")
     Power plant generation
        Fossil                     10,744    11,052      31,141    31,208
        Nuclear                     2,342     1,628       3,589     4,778
     Purchased power                1,237     1,190       4,849     3,177
                                  -------   -------     -------   -------
     Net system output             14,323    13,870      39,579    39,163
                                  =======   =======     =======   =======

     Average unit cost ($/MWh)    $ 14.88   $ 15.16     $ 14.76   $ 14.73
                                  =======   =======     =======   =======

THREE MONTHS

     Fuel and purchased power expense increased due to higher net system output, partially offset by lower average unit costs. Lower average unit costs resulted primarily from decreasing nuclear fuel expense due to aggressive nuclear procurement strategies and increased operating efficiencies at Fermi 2. The completion of the amortization of coal contract buyouts expense also contributed to the lower average unit cost.

NINE MONTHS

     Fuel and purchased power expense decreased due to the amortization of the reserve for steam purchase commitments, partially offset by higher net system output and higher average costs. Average costs were higher due primarily to increased purchases of power while Fermi 2 was shut down earlier in the year.

OTHER OPERATION

THREE MONTHS

     Other operation expense increased primarily due to higher expenses related to non-regulated subsidiaries ($41.0 million), higher shareholder value improvement plan expenses ($14.8 million) and storm expenses ($8.8 million). These increases were partially offset by lower post-retirement expenses ($10.4 million).

NINE MONTHS

     Other operation expense increased due primarily to higher expenses related to non-regulated subsidiaries ($57.5 million), higher shareholder value improvement plan expenses ($17.7 million), higher storm expenses ($12.9 million) and operating expense related to new computer systems ($6.3 million). These expenses were partially offset by lower post-retirement benefit expenses ($12.4 million).

MAINTENANCE

THREE MONTHS

     Maintenance expense increased primarily due to higher major storm expenses ($12.9 million) which were partially offset by lower overhead lines support costs ($5.1 million) and plant, transmission and distribution and general property expenses ($6.9 million).

NINE MONTHS

     Maintenance expense decreased due to lower overhead lines support costs ($11.6 million), miscellaneous transmission and distribution expenses ($8.5 million), fossil plant expenses ($7.0 million) and general property expenses ($6.3 million). These decreases were partially offset by higher storm expenses ($21.9 million).


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

     Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly-required FERC tariffs, actual sales and expenses, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental and nuclear requirements and the success of non-regulated projects. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.


COMPETITION

THE DETROIT EDISON COMPANY

MPSC

     As discussed in Item 2, of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, the MPSC issued an Opinion and Order, dated June 5, 1997, setting forth the MPSC's views on restructuring of the electric utility industry and establishing a procedure for implementation of a direct access program. As a result of the June 5th MPSC Order, contested cases were filed by Detroit Edison dealing with: (1) approval of direct access rates, terms and conditions, (2) approval of a true-up mechanism for stranded cost recovery, and (3) authority to suspend the Power Supply Cost Recovery clause. The MPSC set expedited schedules for these matters and Orders are expected in the near future.

     Michigan House Bill 5245, providing for the restructuring of the electric utility industry, was introduced on October 7, 1997. The proposed legislation differs markedly from the type of legislation contemplated by the MPSC's June 5, 1997 Order and would accelerate the direct access phase-in schedule under consideration by the MPSC. The Company and Detroit Edison are of the opinion that the MPSC's proposed method of electric industry restructuring is more balanced and would provide a more orderly transition period than is contemplated by Michigan House Bill 5245. Legislation compatible with the MPSC's June 5, 1997 Order is expected to be introduced at a later date.


CASH GENERATION AND CASH REQUIREMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     Net cash from operating activities decreased due primarily to lower non-cash charges to income related to the steam heating special charge in 1996.

     Net cash used for investing activities was lower in the three-month period and for Detroit Edison in the nine-month period due primarily to lower plant and equipment expenditures. Net cash used for investing activities was higher for the Company in the nine-month period due to the acquisition of the coke oven battery, a non-regulated expenditure.

     Net cash used for financing activities was higher in the three-month period due to an increase in funds used to reduce short-term borrowings. Net cash used for financing activities was lower in the nine-month period due primarily to the issuance of non-recourse debt for the acquisition of the coke oven battery, a non-regulated expenditure, and an increase in short-term borrowings, partially offset by higher redemptions of long-term debt and Detroit Edison's cash portion of a restructuring dividend to the Company in the prior period.

ADDITIONAL INFORMATION

     Detroit Edison's 1997 cash requirements for its capital expenditure program are estimated at $448 million, of which $316 million had been expended as of September 30, 1997. Internal cash generation is expected to be sufficient to meet its cash requirements for capital expenditures as well as scheduled long-term debt redemptions.

     Detroit Edison had short-term credit arrangements of approximately $472 million at September 30, 1997, under which $72 million of borrowings were outstanding.

NON-REGULATED INVESTMENTS

     Cash requirements for non-regulated investments are estimated to range from $300 to $350 million in 1997, of which $220 million had been expended as of September 30, 1997. Non-regulated investments are expected to be substantially externally financed.

     DTE Capital Corporation has a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which $35 million was outstanding at September 30, 1997.

     In response to industry deregulation and related market opportunities, the Company has formed a new power marketing subsidiary, DTE Energy Trading, Inc. The new subsidiary will market and trade electricity and natural gas physical products and financial instruments, and provide risk management services. Trading is expected to begin in the fourth quarter of 1997.


ENVIRONMENTAL MATTERS

     In July 1997, the EPA finalized new air quality standards relating to ozone and particulate air pollution. The proposed new rules could lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides and particulate emissions. Until it is determined what level of emissions reductions is required to achieve the new standards, Detroit Edison is unable to predict what impact they may have. Following the conclusion of all proceedings, it is expected that Detroit Edison's costs will increase, perhaps substantially. Additional environmental costs would be expected to be recovered under traditional ratemaking principles. However, Detroit Edison is unable to predict what effect, if any, deregulation of the electric utility industry would have on cost recoverability.

                               DTE ENERGY COMPANY
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     See Note 4.

ITEM 5 - OTHER INFORMATION.

     The Company amended its Bylaws as of September 22, 1997. The amendments, which are procedural in nature, provide, among other things, that (1) a special meeting of shareholders may be called by the holders of three-quarters of the Company's outstanding common shares, (2) certain procedures must be followed in order to bring certain matters before a meeting of shareholders, and (3) certain procedures must be followed with respect to nominations of directors.

     On September 23, 1997, the Company's Amended and Restated Articles of Incorporation were amended to establish the Series A Junior Participating Preferred Stock, which would be issuable upon the occurrence of certain events contemplated by the Rights Agreement discussed in Note 5 herein. Neither the Company nor Detroit Edison are aware of any present circumstances that would result in the issuance of the Series A Preferred Stock.

     The Company entered into a Change-In-Control Severance Agreement, dated as of October 1, 1997, with certain of its senior executives and key employees. The agreement provides that such executives and key employees will be entitled to severance pay in the event of termination of employment related to a change-in-control of the Company.

                       QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

     See pages 10 through 16.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     See the Company's and Detroit Edison's "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     See Note 4.

ITEM 5 - OTHER INFORMATION.

     The Nuclear Regulatory Commission fined Detroit Edison $50,000 on September 24, 1997 for violations related to untimely corrective action. The violations resulted from preventive maintenance issues. While the condition was initially identified in 1993, it was not completely resolved until 1997. Actions have been taken to correct the violations.

     See the Company's and Detroit Edison's "Item 2 - Environmental Matters" for further discussion of new EPA air quality standards.

     Detroit Edison amended its Bylaws as of September 22, 1997. The amendments, which are procedural in nature, provide, among other things, that
(1) a special meeting of shareholders may be called by the holders of three-quarters of Detroit Edison's outstanding common shares, (2) certain procedures must be followed in order to bring certain matters before a meeting of shareholders, and (3) certain procedures must be followed with respect to nominations of directors.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i)  Exhibits filed herewith.

         Exhibit
         Number

         3-5   - Amended and Restated Articles of Incorporation of DTE
                 Energy Company, dated December 13, 1995.

         3-6   - Certificate of Designation of Series A Junior
                 Participating Preferred Stock of DTE Energy Company.

         3-7   - Bylaws of DTE Energy Company, as amended through
                 September 22, 1997.

         3-8   - Bylaws of The Detroit Edison Company, as amended
                 through September 22, 1997.

         10-8* - Certain arrangements pertaining to the employment of Michael C. Porter.

         10-9* - Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Haven C. Cockerham, Anthony F. Earley, Jr., Larry G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter and S. Martin Taylor.

         11-9 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-6 - Awareness Letter of Deloitte & Touche LLP regarding their report dated October 27, 1997.

         27-15 - Financial Data Schedule for the period ended
                 September 30, 1997 for DTE Energy Company and Subsidiary Companies.

         27-16 - Financial Data Schedule for the period ended
                 September 30, 1997 for The Detroit Edison Company and Subsidiary Companies.

        Exhibit
        Number
        -------

        99-22 - Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance.

        99-23 - Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

        99-24 - Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and the Barclays Bank PLC, New York branch, as Agent.

        99-25 -  Fifth Amendment, dated as of August 28, 1997, to
                 $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and the Barclays Bank PLC, New York branch, as Agent.

        99-26 -  Standby Note Purchase Credit Facility, dated as of
                 September 12, 1997, among The Detroit Edison Company and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger.

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

        3(d) - Rights Agreement, dated as of September 23, 1997, by and between
               DTE Energy Company and The Detroit Edison Company, as Rights

          Exhibit
          Number
          -------
                   Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form
                   8-K, dated September 23, 1997).

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

   Exhibit
   Number
   -------


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

         Exhibit
         Number
         -------
         4(f) -   Third Supplemental Note Indenture, dated as of August 15, 1994
                  (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

         4(g) -   First Amendment, dated as of December 12, 1995, to Third
                  Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4
                  -12 to Registration No. 333-00023).

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

         Exhibit
         Number
         -------
         99(e) - Second Amendment to 1988 Amended and Restated Loan
                 Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

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

         99(j) - $200,000,000 Three-Year Credit Agreement, dated
                 September 1, 1993, among Detroit Edison, Renaissance and Barclays
                 Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to
                 Registration No. 33-50325).

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


       Exhibit
       Number
       -------

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

(b) DTE Energy Company filed a report on Form 8-K, dated September 23, 1997, discussing a Rights Agreement, dated September 23, 1997.

(c) *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        DTE ENERGY COMPANY
                                        ------------------
                                           (Registrant)






Date  October 27, 1997                  /s/ SUSAN M. BEALE
                                        ------------------
                                          Susan M. Beale
                                 Vice President and Corporate Secretary





Date  October 27, 1997                  /s/ DAVID E. MEADOR
                                        -------------------
                                          David E. Meador
                                   Vice President and Controller

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







                                        THE DETROIT EDISON COMPANY
                                        --------------------------
                                               (Registrant)




Date  October 27, 1997                      /s/ SUSAN M. BEALE
                                            ------------------
                                              Susan M. Beale
                                    Vice President and Corporate Secretary




Date  October 27, 1997                      /s/ DAVID E. MEADOR
                                            -------------------
                                              David E. Meador
                                       Vice President and Controller

                           QUARTERLY REPORTS ON FORM
                              10-Q FOR THE QUARTER
                            ENDED SEPTEMBER 30, 1997



                  DTE ENERGY COMPANY        FILE NO. 1-11607


                    DETROIT EDISON COMPANY     FILE NO. 1-2198


                                 EXHIBIT INDEX



    Exhibits filed herewith.

         Exhibit
         Number
         -------

         3-5   - Amended and Restated Articles of Incorporation of DTE
                 Energy Company, dated December 13, 1995.

         3-6   - Certificate of Designation of Series A Junior
                 Participating Preferred Stock of DTE Energy Company.

         3-7   - Bylaws of DTE Energy Company, as amended through
                 September 22, 1997.

         3-8   - Bylaws of The Detroit Edison Company, as amended
                 through September 22, 1997.

         10-8* - Certain arrangements pertaining to the employment of Michael C. Porter.

         10-9* - Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Haven C. Cockerham, Anthony F. Earley, Jr., Larry G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter and S. Martin Taylor.

         11-9 - DTE Energy Company and Subsidiary Companies Primary and Fully Diluted Earnings Per Share of Common Stock.

         15-6 - Awareness Letter of Deloitte & Touche LLP regarding their report dated October 27, 1997.

         Exhibit
         Number
         -------

         27-15 - Financial Data Schedule for the period ended
                 September 30, 1997 for DTE Energy Company and Subsidiary Companies.

         27-16 - Financial Data Schedule for the period ended
                 September 30, 1997 for The Detroit Edison Company and Subsidiary Companies.

         99-22 - Third Amendment, dated as of August 28, 1997, to
                 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance.

         99-23 - Sixth Amendment, dated as of August 28, 1997, to
                 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

         99-24 - Fifth Amendment, dated as of September 1, 1997, to
                 $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and the Barclays Bank PLC, New York branch, as Agent.

         99-25 - Fifth Amendment, dated as of August 28, 1997, to
                 $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and the Barclays Bank PLC, New York branch, as Agent.

         99-26 - Standby Note Purchase Credit Facility, dated as of
                 September 12, 1997, among The Detroit Edison Company and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger.

     Exhibits incorporated herein by reference.     See Page Nos.____
                                                    through ___ for
                                                    location of exhibits
                                                    incorporated by
                                                    reference


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

         3(d) - Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent.

         3(e) - Agreement and Plan of Exchange.

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

    Exhibit
    Number
    -------

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

     Exhibit
     Number
     -------

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

         99(s) - Credit Agreement, dated as of March 1, 1996 among
                 DTE Capital Corporation, the Initial Lenders named therein, and Citibank, N.A., as Agent.



    *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.