Form 10-K
period 1997-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1998-02-24
CIK 936340, 28385

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

COMMISSION       REGISTRANTS; STATE OF INCORPORATION;         I.R.S. EMPLOYER
FILE NUMBER      ADDRESS; AND TELEPHONE NUMBER                IDENTIFICATION NO.
-----------      ------------------------------------         ------------------
1-11607          DTE Energy Company                           38-3217752
                 (a Michigan corporation)
                 2000 2nd Avenue
                 Detroit, Michigan 48226-1279
                 313-235-4000

1-2198           The Detroit Edison Company                   38-0478650
                 (a Michigan corporation)
                 2000 2nd Avenue
                 Detroit, Michigan 48226-1279
                 313-235-8000

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                -----------------------------------------
DTE ENERGY COMPANY
------------------
Common Stock, without par value,     New York and Chicago Stock Exchanges
with contingent preferred stock
purchase rights

THE DETROIT EDISON COMPANY
--------------------------
Preferred Stock (7.74% and           New York Stock Exchange
7.75% Series), Cumulative,
$100 par value

General and Refunding Mortgage       New York Stock Exchange
Bonds (only Series S)

Quarterly Income Debt Securities
(QUIDS)
  (Junior Subordinated Deferrable
  Interest Debentures
  - 8.50% and 7-5/8% Series)         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                       None
                                ----------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.                    YES X NO
                                                                     ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At January 31, 1998, 145,097,829 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $5,205,384,615 based upon the closing price on the New York Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy Company's definitive Proxy Statement for its 1998 Annual Meeting of Common Shareholders to be held April 27, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                               DTE ENERGY COMPANY
                                       AND
                           THE DETROIT EDISON COMPANY
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

     This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1997 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to DTE Energy Company or any other companies affiliated with DTE Energy Company.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
Definitions.............................................................................................     4

ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY:

     Part    I  - Item 1 - Business.....................................................................     5
                  Item 2 - Properties...................................................................    11
                  Item 3 - Legal Proceedings............................................................    12
                  Item 4 - Submission of Matters to a Vote of Security Holders..........................    12

     Part   II  - Item 5 - Market for Registrant's Common Equity and Related
                                Stockholder Matters.....................................................    13
                  Item 6 - Selected Financial Data......................................................    14
                  Item 7 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.....................................    15
                  Item 8 - Financial Statements and Supplementary Data..................................    26
                  Item 9 - Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure.....................................    61

     Part  III -  Items 10, 11, 12 and 13 - (Incorporated by
                                reference from DTE Energy Company's definitive
                                Proxy Statement which will be filed with the
                                Securities and Exchange Commission, pursuant to
                                Regulation 14A, not later than 120 days after
                                the end of the fiscal year).............................................    61

ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY:

     Part    I  - Item 1 - Business.....................................................................    62
                  Item 2 - Properties...................................................................    63
                  Item 3 - Legal Proceedings............................................................    63
                  Item 4 - Submission of Matters to a Vote of Security Holders..........................    63




     Part   II  - Item 5 - Market for Registrant's Common Equity and Related
                                Stockholder Matters.....................................................    63
                  Item 6 - Selected Financial Data......................................................    64
                  Item 7 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.....................................    64
                  Item 8 - Financial Statements and Supplementary Data..................................    64
                  Item 9 - Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure.....................................    66

     Part  III  - Item 10 - Directors and Executive Officers of the Registrant..........................    66
                  Item 11 - Executive Compensation......................................................    66
                  Item 12 - Security Ownership of Certain Beneficial Owners and
                                Management..............................................................    66
                  Item 13 - Certain Relationships and Related Transactions..............................    66

ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY AND THE DETROIT EDISON
COMPANY:

     Part   IV  - Item 14 - Exhibits, Financial Statement Schedules and Reports
                                on Form 8-K.............................................................    67

Signature Page to DTE Energy Company Annual Report on Form 10-K.........................................    81
Signature Page to The Detroit Edison Company Annual Report on Form 10-K.................................    82


                                   DEFINITIONS


Company...........   DTE Energy Company and Subsidiary Companies

Consumers.........   Consumers Energy Company (a wholly owned subsidiary of
                       CMS Energy Corporation)

Detroit Edison....   The Detroit Edison Company (a wholly owned subsidiary of
                       DTE Energy Company) and Subsidiary Companies

EPA...............   United States Environmental Protection Agency

ERA...............   Department of Energy Economic Regulatory Administration

FERC..............   Federal Energy Regulatory Commission

kWh...............   Kilowatthour

Ludington.........   Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)

MDEQ..............   Michigan Department of Environmental Quality

MPSC..............   Michigan Public Service Commission

MW................   Megawatt

Note..............   Notes to Consolidated Financial Statements of the Company
                       and Detroit Edison

NRC...............   Nuclear Regulatory Commission

PSCR..............   Power Supply Cost Recovery

Registrant........   Company or Detroit Edison, as the case may be

SALP..............   Systematic Assessment of Licensee Performance

SEC...............   Securities and Exchange Commission

SFAS..............   Statement of Financial Accounting Standards

                ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY
                                     PART I

ITEM 1 - BUSINESS.

GENERAL

     The Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. As a result of the 1996 corporate restructuring, the Company became the parent holding company of Detroit Edison and certain previously wholly-owned Detroit Edison subsidiaries. The Company has no significant operations of its own. Detroit Edison is the Company's principal operating subsidiary, representing approximately 96% and 97% of the Company's assets and revenues, respectively, at December 31, 1997. The Company has no employees. Detroit Edison has 8,506 employees and other Company affiliates have 226 employees.

NON-REGULATED OPERATIONS

     Seven wholly-owned subsidiaries, along with various affiliates, of the Company are engaged in non-regulated businesses, including energy-related services and products. Such services and products include the operation of a pulverized coal facility and a coke oven battery, coal sales and brokering, landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development, power marketing, specialty engineering services and retail marketing of energy and other convenience products. An eighth wholly-owned subsidiary, DTE Capital Corporation, provides financial services to the Company's non-regulated subsidiaries.

     At February 23, 1998, DTE Capital Corporation had a $400 million revolving credit agreement, backed by a Support Agreement from the Company. The Credit Agreement provides liquidity support for a $400 million commercial paper program, the proceeds of which are utilized to fund non-regulated operations. At February 23, 1998, $252 million of DTE Capital commercial paper was outstanding. DTE Capital Corporation also provides credit support for the obligations of various non-regulated affiliates. These credit support obligations are backed by a $60 million Support Agreement from the Company.

     Non-regulated operating revenues of $107 million for 1997 were derived primarily from projects related to the steel industry.

UTILITY OPERATIONS

     Detroit Edison, incorporated in Michigan since 1967, is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. Detroit Edison's service area includes about 13% of Michigan's total land area and about half of its population (approximately five million people). Detroit Edison's residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. 3,695 of Detroit Edison's 8,506 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 1999 for 3,134 employees and the other agreement expires in August 2000 for 561 employees.

Operating revenues, sales and customer data by rate class are as follows:

                                                  1997                      1996                       1995
                                                  ----                      ----                       ----
           Operating Revenues                                            (millions)
           ------------------
Electric
   Residential......................         $        1,179             $       1,198             $       1,211
   Commercial.......................                  1,501                     1,506                     1,496
   Industrial.......................                    726                       731                       728
   Other............................                    251                       207                       201
                                             --------------             -------------             -------------
     Total..........................         $        3,657             $       3,642             $       3,636
                                             ==============             =============             =============


                                                  1997                      1996                       1995
                                                  ----                      ----                       ----
                  Sales                                               (millions of kWh)
                  -----
Electric
   Residential......................                 12,898                    12,949                    13,006
   Commercial.......................                 17,997                    17,706                    17,471
   Industrial.......................                 14,345                    14,062                    13,825
   Other............................                  1,855                     1,690                     1,671
                                             --------------             -------------             -------------
     Total System...................                 47,095                    46,407                    45,973
   Interconnection..................                  3,547                     2,046                     2,969
                                             --------------             -------------             -------------
     Total..........................                 50,642                    48,453                    48,942
                                             ==============             =============             =============


                                                  1997                      1996                       1995
                                                  ----                      ----                       ----
         Electric Customers at Year-End                                  (thousands)
         ------------------------------
Electric
   Residential......................                  1,870                     1,847                     1,825
   Commercial.......................                    178                       175                       174
   Industrial.......................                      1                         1                         1
   Other............................                      2                         2                         2
                                             --------------             -------------             -------------
     Total..........................                  2,051                     2,025                     2,002
                                             ==============             =============             =============

     Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads.

     During 1997, sales to automotive and automotive-related customers accounted for approximately 10% of total Detroit Edison operating revenues. Detroit Edison's 30 largest industrial customers accounted for approximately 17% of total operating revenues in 1997, 1996 and 1995, but no one customer accounted for more than 3% of total operating revenues.

     Detroit Edison's generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with four coal suppliers for a total purchase of up to 80 million tons of low-sulfur western coal to be delivered during the period from 1998 through 2005. It also has several contracts for the purchase of approximately 6 million tons of Appalachian coal with varying contract expiration dates through 1999. These existing long-term coal contracts include provisions for market price reopeners and price escalation as well as de-escalation.

   CERTAIN FACTORS AFFECTING PUBLIC UTILITIES

     The electric utility industry is facing serious issues as legislators and regulators consider various proposals designed to reduce rates and promote economic growth through competition and deregulation of generation assets. Deregulation, cogeneration, independent power production, open access to transmission lines, competitive bulk power supply markets, municipalization, retail customer choice or open access and the unbundling of utility products and services are issues under consideration.

     Detroit Edison is participating at both the federal and state (Michigan) levels in legislative and administrative proceedings attempting to make the electric energy market competitive. These proceedings, which include matters under appeal, are dealing with the effects of competition on both public utilities and consumers. Issues under consideration include: (1) the recovery of stranded costs (possibly including securitization) by public utilities now recovering capital costs under traditional ratemaking principles, (2) retail wheeling and open transmission access, and (3) revisions to (and the possible repeal of all or portions of) various federal and state energy-related statutes, as well as new implementing legislation.

     Although various MPSC Orders and proposed Michigan legislation would alter the regulatory process in Michigan and provide a plan for transition to competition for the generation segment of the business, Detroit Edison believes it continues to qualify under the accounting model prescribed by SFAS No. 71. In guidance issued in 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board concluded that the application of SFAS No. 71 to a separable portion of a business which is subject to a deregulation plan should cease when legislation is passed and/or a rate order is issued that contains sufficient detail on a transition plan. The EITF also concluded that regulatory assets and liabilities originating in the separable portion of the business which is no longer under SFAS No. 71 should not be written off if they are recoverable from a separable portion of business which still meets the criteria of SFAS No. 71.

     Detroit Edison is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment (including nuclear waste) are studied and governmental regulations are developed and implemented. In addition, the impact of proposed EPA ozone transport regulations and final new air quality standards relating to particulate air pollution are unknown. The costs of future nuclear decommissioning activities are the subject of increased regulatory attention.

   REGULATION AND RATES

     MICHIGAN PUBLIC SERVICE COMMISSION. Detroit Edison is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs, accounting and various other matters.

     A restructuring of utility regulation is currently under consideration in Michigan. While the orders discussed below are presently in effect, approval and implementation of a statutory restructuring may result in substantial changes to, if not reversal of, these orders and possible termination of the proceedings.

     MPSC orders issued in December 1988, January 1994 and November 1997 are currently in effect with respect to Detroit Edison's rates and certain other revenue and operating-related matters.

     In January 1994, the MPSC issued an order reducing Detroit Edison's rates in the amount of $78 million annually. The order was appealed before the Michigan Court of Appeals, which issued a favorable opinion on February 7, 1997. The Court's decision is now the subject of a motion for rehearing. See "Item 7 Electric Industry Deregulation" for a complete discussion of MPSC matters related to deregulation.

     PSCR - A July 1997 order of the MPSC was issued directing Detroit Edison to credit $20.1 million, a total of the 1995 PSCR reconciliation and Fermi 2 Performance Standard disallowances, against the performance standard bank established in the 1994 settlement of the Fermi 2 turbine outage.

     A January 1998 order, addressing restructuring issues, instructed Detroit Edison to amend its 1998 PSCR filing to address the level at which the PSCR clause, currently a negative 2.30 mills/kWh billing factor, should be suspended, as well as how the Fermi 2 performance standard adjustment should be modified when this suspension becomes effective.

     Retail Wheeling - The MPSC has been considering the propriety of an experimental retail wheeling program. In June 1995, the MPSC issued a final order finding that a 90 MW experimental retail wheeling program for Detroit Edison was appropriate. Detroit Edison appealed asserting that the MPSC lacks authority to compel retail wheeling. In January 1998, the Michigan Court of Appeals ruled that the MPSC had sufficient statutory authority under Michigan law to authorize an experimental retail wheeling program.

     FEDERAL ENERGY REGULATORY COMMISSION. Detroit Edison is subject to the general jurisdiction of the FERC with respect to accounting, sales for resale in interstate commerce, certain transmission services, issuances of securities, the licensing of hydro-electric and pumping stations and other matters. Detroit Edison's electric transmission facilities, interconnected with those of Ontario Hydro at the United States - Canada border, are subject to safety regulation by various departments of the United States government and to a permit administered by the ERA. The transmission of electric energy to Ontario Hydro is subject to regulation by the FERC and the ERA. See "Item 7 - Federal Energy Regulatory Commission" for further discussion of FERC related matters.

     NUCLEAR REGULATORY COMMISSION. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2.

     In January 1998, the NRC issued a SALP report on Fermi 2 operations during the period from March 31, 1996 through November 7, 1997. The NRC increased the rating of plant operations from "adequate" to "good." The ratings for the three other areas remained unchanged from the last report; maintenance - "good", engineering - "good" and plant support - "superior."

   ENVIRONMENTAL MATTERS

     DETROIT EDISON

     Detroit Edison, in common with other electric utilities, is subject to applicable permit and associated record keeping requirements and to increasingly stringent federal, state and local standards covering, among other things, particulate and gaseous stack emission limitations, the discharge of effluents (including heated cooling water) into lakes and streams and the handling and disposal of waste material.

     AIR. During 1997, the EPA issued proposed ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. The proposed new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. See "Item 7 - Environmental Matters" for further discussion.

     WATER. Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities reflect the "best technology available for minimizing adverse environmental impact." Detroit Edison filed such demonstrations and the MDEQ Staff accepted all of them except those relating to the St. Clair and Monroe Power Plants for which it requested further information. Detroit Edison has subsequently submitted the information. In the event of a final adverse decision, Detroit Edison may be required to install additional control technologies to further minimize the impact.

      WASTES AND TOXIC SUBSTANCES. The Michigan Solid Waste and Hazardous Waste Management Acts, the Michigan Environmental Response Act, the Federal Resource Conservation and Recovery Act, Toxic Substances Control Act, and the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 regulate Detroit Edison's handling, storage and disposal of its waste materials.

      The EPA and the MDEQ have aggressive programs regarding the clean-up of contaminated property. Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed of contaminants. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings.

      NON-REGULATED

      The Company's non-regulated subsidiaries and affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. These non-regulated subsidiaries and affiliates are in substantial compliance with all environmental requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                                                        PRESENT
                                                                                                       POSITION
            NAME                   AGE(a)                  PRESENT POSITION                          HELD SINCE (b)
-------------------------------------------------------------------------------------------------------------------
     John E. Lobbia..............   56(c)  Chairman of the Board and Chief Executive Officer            1-26-95
     Anthony F. Earley, Jr.......   48(c)  President and Chief Operating Officer                        1-26-95
     Larry G. Garberding.........   59     Executive Vice President and Chief Financial Officer         1-26-95
     Gerard M. Anderson..........   39     Executive Vice President                                      4-1-97
     Robert J. Buckler...........   48     Executive Vice President                                      4-1-97
     Michael E. Champley.........   49     Senior Vice President                                         4-1-97
     Susan M. Beale..............   49     Vice President and Corporate Secretary                      12-11-95
     Leslie L. Loomans...........   54     Vice President and Treasurer                                 1-26-95
     David E. Meador.............   40     Vice President and Controller                                3-29-97
     Christopher C. Nern.........   53     Vice President and General Counsel                           1-26-95

     (a) As of December 31, 1997
     (b) The Company was incorporated in January 1995, and, at that time, certain officers of Detroit Edison were appointed officers of the Company.
     (c) On February 23, 1998 John E. Lobbia, Chairman and Chief Executive Officer of the Company and Detroit Edison announced that he will retire effective August 1, 1998. The Boards of both companies have elected current President and Chief Operating Officer, Anthony F. Earley, Jr. to fill both positions effective August 1, 1998 while continuing with his present duties. Mr. Lobbia will remain a director of both companies.

     Under the Company's By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified.

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

     OTHER INFORMATION. Pursuant to the provisions of the Company's By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board at 13.

ITEM 2 - PROPERTIES.

     DETROIT EDISON

     The summer net rated capability of Detroit Edison's generating units is as follows:


                                                             Summer Net
                                     Location By      Rated Capability (1) (2)
                                      Michigan        ------------------------                 Year
           Plant Name                  County            (MW)              %                in Service
-------------------------------------------------------------------------------------------------------------
Fossil-fueled Steam-Electric
   Belle River (3)                    St. Clair          1,026           10.0%      1984 and 1985
   Greenwood                          St. Clair            785            7.7       1979
   Harbor Beach                       Huron                103            1.0       1968
   Marysville                         St. Clair            167            1.6       1930, 1943 and 1947
   Monroe (4)                         Monroe             3,000           29.3       1971, 1973 and 1974
   River Rouge                        Wayne                500            4.9       1957 and 1958
   St. Clair                          St. Clair          1,379           13.5       1953, 1954, 1961 and 1969
   Trenton Channel                    Wayne                725            7.1       1949, 1950 and 1968
                                                       -------         ------
                                                         7,685           75.1%

Oil or Gas-fueled Peaking Units       Various              525            5.1       1966-1971 and 1981
Nuclear-fueled Steam-Electric
   Fermi 2 (5)                        Monroe             1,098           10.7       1988
Hydroelectric Pumped Storage
   Ludington (6)                      Mason                917            9.1       1973
                                                       -------         ------
                                                        10,225           100%
                                                       =======         ======

----------------------------
(1) Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2) Excludes two oil-fueled units, River Rouge Unit No. 1 (206 MW) and St. Clair Unit No. 5 (250 MW), and one coal-fueled power plant, Conners Creek (236 MW), all in economy reserve status.

(3) The Belle River capability represents Detroit Edison's entitlement to 81.39% of the capacity and energy of the plant. See Note 4.

(4) The Monroe Power Plant provided approximately 43% of Detroit Edison's total 1997 power plant generation.

(5)   Fermi 2 has a design electrical rating (net) of 1,139 MW.

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

     Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $31.3 million, $28.3 million and $20.6 million for 1997, 1996 and 1995, respectively, and is currently estimated at $35.3 million for 1998.

     Detroit Edison's electric generating plants are interconnected by a transmission system operating at up to 345 kilovolts through 94 transmission stations. As of December 31, 1997, electric energy was being distributed in Detroit Edison's service area through 583 substations over 3,013 distribution circuits.

     NON-REGULATED

     Non-regulated property primarily consists of a coke oven battery facility and a coal processing facility located in River Rouge, Michigan, along with 13 landfill gas projects located throughout the United States.

ITEM 3 - LEGAL PROCEEDINGS.

     Detroit Edison in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1997, Detroit Edison was named as defendant in 125 lawsuits involving claims for personal injuries and property damage and had been advised of 30 other potential claims not evidenced by lawsuits.

     From time to time, Detroit Edison has paid nominal penalties which were administratively assessed by the United States Coast Guard, United States Department of Transportation under the Federal Water Pollution Control Act, as amended, with respect to minor accidental oil spills at Detroit Edison's power plants into navigable waters of the United States. Payment of such penalties represents full disposition of these matters.

     See "Note 11 - Commitments and Contingencies" for additional information.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None during the fourth quarter of 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company's Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:


                                  PRICE RANGE                    DIVIDENDS
                                  -----------                      PAID
     CALENDAR QUARTER           HIGH        LOW                  PER SHARE
     ----------------           ----        ---                  ---------
     1996       First          37-4/16    33-2/16                  $0.515
                Second         34-4/16    28                        0.515
                Third          31         27-10/16                  0.515
                Fourth         33-2/16    27-14/16                  0.515

     1997       First          32-14/16   26-4/16                  $0.515
                Second         28-6/16    26-2/16                   0.515
                Third          32-14/16   27-8/16                   0.515
                Fourth         34-12/16   28-1/16                   0.515

     At December 31, 1997, there were 145,097,829 shares of the Company's Common Stock outstanding. These shares were held by a total of 121,864 shareholders of record.

     The Company's By-Laws provide that Chapter 7B of the Michigan Business Corporation Act ("Act") does not apply to the Company. The Act regulates shareholder rights when an individual's stock ownership reaches at least 20 percent of a Michigan corporation's outstanding shares. A shareholder seeking control of the Company cannot require the Company's Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act. See "Note 6 - Shareholders' Equity" for additional information.

     The amount of future dividends will depend on the Company's earnings, financial condition and other factors, including the effects of utility restructuring efforts, each of which is periodically reviewed by the Company's Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA.

                                                                Year Ended December 31
                                          ---------------------------------------------------------
                                          1997          1996           1995       1994         1993
                                          ----          ----           ----       ----         ----
                                                       (Millions, except per share amounts)
Operating Revenues........................  $   3,764    $   3,645   $  3,636   $ 3,519   $  3,555
Net Income................................  $     417    $     309   $    406   $   390   $    491
Earnings Per Common Share - Basic
   and Diluted............................  $    2.88    $    2.13   $   2.80   $  2.67   $   3.34
Dividends Declared Per
   Share of Common Stock..................  $    2.06    $    2.06   $   2.06   $  2.06   $   2.06
At year end:
   Total Assets...........................  $  11,223    $  11,015   $ 11,131   $10,993   $ 11,135
   Long-Term Debt Obligations
     (including capital leases) and
     Redeemable Preferred and
     Preference Stock Outstanding.........  $   4,058    $   4,038   $  4,004   $ 3,980   $  4,008

ITEM 7-MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS


This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes thereto, contained herein.

The Detroit Edison Company (Detroit Edison) is the principal subsidiary of DTE Energy Company (Company) and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.


CORPORATE STRUCTURE

On January 1, 1996, Detroit Edison's common stock was exchanged on a share-for-share basis for the common stock of the Company; and the Company became the parent holding company of Detroit Edison. The holding company structure was adopted to position the Company for changes in the electric utility industry by providing financial flexibility for the development of new non-regulated energy-related businesses. It is also a mechanism for separating the regulated utility business of Detroit Edison from non-regulated businesses thereby ensuring compliance with regulatory requirements.


GROWTH

The Company and its principal subsidiary, Detroit Edison, are developing business strategies to remain competitive and stimulate growth. Detroit Edison will continue to focus on the success of its core generation business and local distribution company. Aggressive cost control efforts are expected to place Detroit Edison among the top tier of coal-fired generators in North America.
An Operational Excellence Plan at Fermi 2 is designed to ensure safety and reliability, while reducing operating and maintenance costs. The Systematic Assessment of Licensee Performance (SALP) Report, covering the period March 1996 through November 1997, recognized that successful implementation of this plan resulted in significant improvements in operations. Detroit Edison's transmission and distribution network will be strengthened by continued emphasis on customer service and reliability.

Detroit Edison's electric power sales and system demand have grown at compounded annual rates of about 3% per year for the past five years. While the introduction of competition is expected to reduce system growth, electric power sales for the service territory are projected to increase at a compound annual rate of about 2% over the next five years.

Non-regulated affiliates and joint ventures have been established as the Company pursues businesses apart from the regulated operations of Detroit Edison. The

Company is pursuing a variety of energy related business opportunities.  In
1997:


- The Company, through its non-regulated subsidiary, EES Coke Battery Company, Inc., acquired a coke oven battery (a facility to process coal used in the production of steel) and related assets in River Rouge, Michigan.

- The Company has formed a new power marketing subsidiary, DTE Energy Trading, Inc., in response to industry deregulation and related market opportunities. The new subsidiary will market and trade electricity and natural gas physical products and financial instruments and provide risk management services.

- The Company formed DTE-CoEnergy L.L.C., a joint venture with CoEnergy Trading Co., a MCN Energy Group, Inc. subsidiary, to sell natural gas and electricity to customers.

- The Company formed Plug Power L.L.C., a joint venture with Mechanical Technology, Inc. The primary focus of Plug Power will be to develop small fuel cells for use in homes.

- The Company, through its non-regulated subsidiary, DTE Rail Services, Inc., acquired railcar maintenance, repair, storage and interchange facilities.



ELECTRIC INDUSTRY DEREGULATION

Federal and state legislators and regulators are working to introduce competition and customer choice into the generation segment of the electric public utility industry, believing that competition will lead to reduced electric rates and stimulate economic growth. Detroit Edison has been voluntarily participating in these efforts. Traditional utility services are being unbundled, with many of such services becoming non-regulated; and a demand is being created for new energy-related services.

As discussed below, there are ongoing Michigan legislative, judicial and administrative proceedings considering the deregulation of the generation segment of the Michigan electric public utility industry, among other things. Neither the Company nor Detroit Edison are able to predict the outcome or timing of these proceedings.

Michigan Public Service Commission (MPSC)

Detroit Edison is regulated at the state level by the MPSC, which agency has been considering various proposals to implement a competitive electric utility marketplace. The December 1996 MPSC Staff Report on Electric Utility Restructuring set forth principles Detroit Edison believes to be vital to a fair and orderly transition to competition.

In a February 1997 Order, the MPSC requested that Detroit Edison make an informational filing disclosing how the Staff Report would be implemented. In March
                                     16

1997, Detroit Edison filed its response with the MPSC. Detroit Edison continues to support its position that direct access must be coupled with the opportunity to recover stranded costs. Detroit Edison also proposed a plan for the recovery of stranded costs, including securitization of approximately $2.8 billion and transition charges to be assessed to customers leaving the system. Detroit Edison proposed to mitigate approximately $800 million of stranded costs through reductions in operation and maintenance expenses. In addition, because deregulation of electric markets will result in financial uncertainty and risk to the shareholders of the Company, Detroit Edison will bear the risk of lost electricity sales due to customer choice.

In a June 1997 Order implementing restructuring, the Commission modified several of the recommendations contained in the Staff Report and Detroit Edison's March filing, and left several key items to be resolved through additional hearings. It supported a phased-in approach to open access, but indicated it was premature to support securitization because legislation is required and there are unresolved tax issues. It indicated that, due to uncertainty regarding the future price of electricity, a true-up mechanism should be established to adjust revenues intended to recover potential stranded costs. The MPSC also required additional hearings to consider how the true-up mechanism would work, and to consider the appropriate level to freeze the Power Supply Cost Recovery Clause (PSCR). Detroit Edison was required to file tariffs, subject to additional hearings. The June Order also indicated that December 31, 2007 would be the last day for collecting revenues to recover stranded costs.

Thereafter, in October 1997, the MPSC issued a series of Orders, with one of the three MPSC Commissioners dissenting, which provided for a competitive direct access program for Detroit Edison. These Orders did not provide a definitive basis for Detroit Edison to recover its potentially stranded costs, substantially all of which costs were fully litigated in previous rate proceedings before the MPSC. On January 14, 1998, in response to motions for rehearing, the MPSC, with one Commissioner dissenting, issued a Restructuring Order. In this Order, the MPSC expressed its long-standing view (disputed by Detroit Edison) that it has authority under Michigan state law to establish a mandatory direct access program. The Order established a phase-in schedule for open access, providing for Detroit Edison to implement the program in incremental blocks of 225 megawatts in March and June 1998 and January 1999, 2000 and 2001, with all remaining customers having the option of choosing open access service on January 1, 2002. Portions of the program are subject to the final approvals of the Federal Energy Regulatory Commission (FERC). Using an estimated market price for power of 2.9 cents per kilowatthour, the Commission found that Detroit Edison's stranded costs were $2.48 billion and that a transition charge of 1.25 cents per kilowatthour was appropriate. Detroit Edison is uncertain whether the transition charge will be sufficient to recover its stranded costs. A securitization charge was not established, with the Commission indicating that such a determination should await enabling state legislation. The Commission also determined that Detroit Edison's PSCR should be suspended one month after open access load reaches 225 megawatts and that open access customers should have rates providing for the collection of nuclear decommissioning and site security charges.

The provisions of the October 1997 Orders providing for an annual proceeding for stranded cost recovery true-up based upon the actual price paid by direct access customers and the limitation of reciprocity prior to completion of the phase-in period only to utilities and utility affiliates remained unchanged by the Restructuring Order.

The January 14, 1998 MPSC Order called for the filing of tariffs to implement the restructuring plan by June 28, 1998. On January 21, 1998, the Commission issued an Order indefinitely delaying the filing of tariffs and requiring, instead, the filing of any motions for clarification by January 28, 1998 addressing issues raised by the January 14th Order. As directed by the MPSC, Detroit Edison has made filings requesting, among other things, clarification of the manner in which the stranded cost true-up mechanism would work. Detroit Edison indicated in its filing that the mechanism as currently contemplated may be insufficient to allow recovery of all stranded costs.

The implementation of a competitive electric industry in Michigan will also require new state legislation. On October 7, 1997, Michigan House Bill 5245 was introduced. While this proposed legislation provides for the restructuring of the electric utility industry, it substantially differs from the competitive program contemplated by the MPSC. Legislation more consistent with 1997 and 1998 MPSC Orders is expected to be introduced in the Michigan Legislature in the first quarter of 1998.

On January 20, 1998, the Michigan Court of Appeals ruled that the MPSC had sufficient statutory authority under Michigan law to authorize an experimental retail wheeling program. On February 10, 1998, Detroit Edison requested the Michigan Supreme Court to grant leave to appeal the January 20, 1998, Michigan Court of Appeals decision.

Federal Energy Regulatory Commission

Detroit Edison is regulated at the federal level by the FERC with respect to accounting, sales for resale in interstate commerce, certain transmission services, issuances of securities, licensing of hydro-electric and pumping stations and other matters.

In 1996, the FERC issued Order 888 which requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions and Order 889 which requires public utilities and others to obtain transmission information for wholesale transactions through a system on the Internet. Order 889 also requires public utilities to separate transmission operations from wholesale marketing functions. During 1997, the FERC issued clarifications of these Orders.

In July 1996, Detroit Edison filed its Pro Forma Open Access Transmission Tariff in compliance with FERC Order 888. During 1997, Detroit Edison was able to negotiate a partial settlement regarding the price and terms and conditions of certain services provided as part of the tariff. Several remaining issues could not be resolved through negotiation and are being litigated. A decision on the litigated issues is expected in 1998. Rates currently being utilized for transmission are consistent with the settlement achieved and are subject to refund upon the FERC's decision regarding the issues being litigated.

Detroit Edison has a power pooling agreement with Consumers Energy Company (Consumers Energy). In March 1997, the joint transmission tariff, filed by Detroit Edison and Consumers Energy with the FERC in December 1996, became effective. In compliance with FERC Order 888, the tariff modified the pooling agreement to permit third-party access to transmission facilities utilized for pooled operations under non-discriminatory terms and conditions. As Detroit Edison and Consumers Energy were unable to agree on other modifications to the pooling agreement, Detroit Edison has requested that the FERC approve its termination. Consumers Energy has requested that the pooling agreement be continued. The FERC has not ruled on either of these requests.

In February 1997, Detroit Edison received permission to sell wholesale power at cost-based and market-based rates per tariffs approved by the FERC. In September 1997, Detroit Edison received permission from the FERC to sell power to affiliates under various terms and conditions. As a condition of the agreement, the FERC imposed posting requirements on an electronic bulletin board to prevent Detroit Edison from providing preferential market information to an affiliate, or engaging in preferential wholesale power sales discounting.

Detroit Edison is unable to estimate the revenue impact, if any, of these newly required tariffs and procedures.


ENVIRONMENTAL MATTERS

Protecting the environment from damage, as well as correcting past environmental damage, continues to be a focus of state and federal regulators. Legislation and/or rulemaking could further impact the electric utility industry including Detroit Edison. The Environmental Protection Agency (EPA) and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings.

During 1997, the EPA issued proposed ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. A tentative international agreement was reached to address global climate change. The proposed new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and fine particulate emissions. Unless the rulemaking process results in major revisions to the proposal, Detroit Edison estimates that controls could cost more than $400 million to meet the ozone transport regulations. Until the timing and required level of emissions reduction is determined, Detroit Edison is unable to predict what impact the initiatives may have. Following the conclusion of all proceedings, it is expected that Detroit Edison's costs will increase, perhaps substantially. Additional environmental costs would be expected to be recovered under traditional ratemaking principles. However, Detroit Edison is unable to predict what effect, if any, deregulation of the electric utility industry would have on recoverability of such environmental costs.


LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities

The Company generates substantial cash flows from operating activities as shown in the Consolidated Statement of Cash Flows. Net cash from operating activities, which is the Company's primary source of liquidity, was $1,006 million in 1997, $1,079 million in 1996 and $913 million in 1995. Net cash from operating activities decreased in 1997 compared to 1996 due primarily to changes in inventory levels. Net cash from operating activities increased in 1996 compared to 1995 due primarily to changes in accounts receivable, mainly as a result of the 1995 repurchase of customer accounts receivable and unbilled revenues.

Internal cash generation is expected to be sufficient to meet cash requirements for Detroit Edison's capital expenditures as well as the Company's scheduled long-term debt redemption requirements.

Cash Used for Investing Activities

Net cash used for investing activities was higher for the Company in 1997 due to the acquisition of the coke oven battery, a non-regulated expenditure. For Detroit Edison, net cash used for investing was lower in 1997 due primarily to lower plant and equipment expenditures. In 1996, net cash used for investing activities increased due primarily to higher plant and equipment expenditures.

Cash requirements for 1997 non-regulated investments and capital expenditures were $228 million and are estimated to be approximately $400 million in 1998. Significant non-regulated investments are expected to be externally financed.

Detroit Edison's cash requirements for capital expenditures are expected to be approximately $2.5 billion for the period 1998 through 2002. In 1998, cash requirements for capital expenditures are estimated at $575 million. Detroit Edison has no plans to build any additional electric generating plants.

Cash Used for Financing Activities

Net cash used for Company financing activities decreased in 1997 compared to 1996 due primarily to the issuance of non-recourse debt for the acquisition of a coke oven battery, an increase in short-term borrowings, and a reduction in redemption of preferred stock, partially offset by higher redemptions of long-term debt.

Net cash used for financing activities increased in 1996 compared to 1995 due primarily to the redemption of preferred stock.

The following securities were redeemed by the Company in 1997:


DETROIT EDISON GENERAL AND REFUNDING MORTGAGE BONDS
        Mandatory Redemptions
               1990 Series A, B, C
                  7.9% - 8.4% redeemed in March           $         19
               1993 Series G
                  5.4% redeemed in May                             125
                                                          ------------
                                                                   144
                                                          ------------
        Open Market Purchases
               1993 Series E, J
                  7.7% - 7.8% redeemed in January,
                  March and April                                   41
                                                          ------------
        TOTAL                                                      185
                                                          ------------
      NON-RECOURSE DEBT
        7.2% redeemed in October and December                       11
                                                          ------------

      TOTAL REDEMPTIONS                                   $        196
                                                          ============


In February 1998, Detroit Edison will redeem $150 million of 6.4% Series S General and Refunding Mortgage Bonds due October 1, 1998.


MARKET RISK SENSITIVITY

Detroit Edison has investments valued at market of $239 million in three nuclear decommissioning trust funds. These investments consist of approximately 40% in fixed debt instruments and approximately 60% in publicly traded equity securities. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices quoted by stock exchanges would result in an $8 million and $10 million reduction in the fair value of debt and equity securities, respectively, held by the trusts at December 31, 1997. Adjustments to market value would result in a corresponding adjustment to accumulated depreciation or other liabilities, as applicable, based on current regulatory treatment.

A hypothetical 10% decrease in interest rates would increase the fair value of long-term debt from $4.2 billion to $4.6 billion at December 31, 1997.


YEAR 2000

The Company has been involved in an enterprise-wide program to modify its computer applications and operating systems to be Year 2000 compliant. The total cost of the
                                      21
program is being determined as part of the planning process. Initial estimates of the costs are approximately $50 million. Modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company believes that with the above modifications, the Year 2000 will not have a material impact on the operations of the Company. The Company also believes that the cost of these modifications will not have a material effect on its financial position, liquidity and results of operations.


RESULTS OF OPERATIONS

Net income for 1997 was $417 million, or $2.88 per share, up $108 million over 1996 earnings. After adjusting 1996 earnings for the steam heating special charge, 1997 earnings reflect a 2.7% increase over the prior year.

The decrease in net income for 1996 was due to a $149 million ($97 million after-tax), or $0.67 per share, special charge following completion of Detroit Edison's review of its steam heating operations.

The increase in net income for 1995 was due to higher sales of electricity.
The sales increase was partially offset by higher operating expenses, including a non-cash loss of $42 million ($32 million after-tax), or $0.22 per common share, on Detroit Edison's steam heating business due to the Company's adoption in the fourth quarter of 1995 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



OPERATING REVENUES

Total operating revenues increased (decreased) due to the following factors:

                                                   1997            1996
                                                  ----------------------
Detroit Edison                                          (Millions)
 Rate Changes                                     $  (62)         $  (29)
 System sales volume and mix                          27              28
 Sales between utilities                              48              (6)
 Fermi 2 performance disallowances                    (3)             12
 Other - net                                           5               1
                                                  ----------------------
   Total Detroit Edison                               15               6
Non-regulated                                        104               3
                                                  ----------------------
Total                                             $  119          $    9
                                                  ======================

Detroit Edison kilowatthour sales increased (decreased) from the prior year as follows:

                                       1997                1996
                                      ----------------------------
Residential                            (0.4)  %            (0.4)  %
Commercial                              1.6                 1.3
Industrial                              2.0                 1.7
Other (primarily sales for resale)      9.7                 1.2
 Total System                           1.5                 0.9
Sales between utilities                73.4               (31.1)
 Total                                  4.5                (1.0)


In 1997 and 1996, residential sales decreased due to less heating and cooling demand which more than offset growth in the customer base. Commercial and industrial sales increased for both periods reflecting a continuation of good economic conditions. Sales to other customers increased in both periods due to a greater demand for energy. Sales between utilities also increased in 1997 due to greater demand for energy and increased availability of energy for sale. Sales between utilities decreased in 1996 due to lower demand for energy.

In 1997, other non-regulated operating revenues increased due primarily to revenues from EES Coke Battery Company, Inc. and PCI Enterprises Company (DTE Energy Services, Inc. subsidiaries).

OPERATING EXPENSES

Fuel and Purchased Power

Net system output and average fuel and purchased power unit costs per Megawatthour (MWh) were as follows:

                                         1997      1996       1995
                                       -----------------------------
                                             (Thousands of MWh)
  Power plant generation
   Fossil                               42,162     41,829     41,636
   Nuclear                               5,523      4,750      5,092
  Purchased power                        6,146      5,149      5,423
                                       -----------------------------
  Net system output                     53,831     51,728     52,151
                                       =============================
  Average unit cost ($/MWh)            $ 14.54    $ 15.03    $ 15.29
                                       =============================


In 1997, fuel expense decreased due to the termination of high cost long-term coal contracts, reduction in coal contract buyout expense and a decrease in nuclear fuel costs. Higher purchased power expense was due primarily to increased purchases of power while Fermi 2 was shut down.

In 1996, fuel and purchased power expense decreased due to lower average unit costs related to declining fuel prices resulting from greater use of lower-cost western low-sulfur coal and a decrease in nuclear fuel costs, and lower net system output, partially offset by a reduction in the receipt of Fermi 2 business interruption insurance proceeds.

Operation and Maintenance

In 1997, Company operation and maintenance expenses increased $49 million due primarily to increased non-regulated subsidiary (mainly EES Coke Battery Company, Inc. and PCI Enterprises Company) expenses of $95 million offset by lower net Detroit Edison operation and maintenance expenses.

As a result of stringent cost controls, Detroit Edison operation and maintenance expenses decreased in 1997 due primarily to lower postretirement benefit ($18.8 million) and fossil generation ($15.1 million) expenses, lower minor storm and trouble work ($13.6 million), the Fermi 2 outage accrual in 1996 ($13 million) and receipt of additional insurance proceeds related to the 1993 Fermi 2 turbine replacement ($9.8 million), partially offset by higher compensation expenses related to a shareholder value improvement plan
($25.7 million).

Operation and maintenance expense increased in 1996 due primarily to higher overhead and underground lines support ($26.1 million), nuclear plant expenses ($16.6 million), operating and development expense related to new computer systems ($12 million), non-utility operations expense ($8.2 million), administrative and general expenses ($8.2 million) and employee benefits ($7.9 million) expenses. These increases were partially offset by lower compensation expenses related to a shareholder value improvement plan ($14.2 million), expenses recorded in the year earlier period for the write-off of obsolete and excess stock material ($12 million) and lower major storm expenses
($8.8 million).

Depreciation and Amortization

Depreciation and amortization expense increased in 1997 due primarily to increases in property, plant and equipment.

Depreciation and amortization expense increased in 1996 due primarily to increases in property, plant and equipment, including internally developed software costs, and increased Fermi 2 decommissioning costs.

Other

Other operating expense increased in 1997 due to increased legal expenses ($19.5 million).

Other operating expense decreased in 1996 due to lower promotional expense ($5.3 million) and expenses recorded in the prior year for the formation of a holding company ($3.1 million).

INTEREST EXPENSE AND OTHER

Interest Expense

Interest expense increased in 1997 due primarily to the issuance of debt to finance asset acquisitions of non-regulated subsidiaries, partially offset by Detroit Edison's mandatory and optional redemption of debt.

Interest expense decreased in 1996 due primarily to Detroit Edison's mandatory and optional redemption of debt.

Other - net

Other-net increased in 1997 due primarily to higher accretion expense ($9.5 million), lower accretion income ($3 million) and the write down of an equity investment ($5 million).

Other-net decreased in 1996 due primarily to expenses recorded in the prior year for the sale of accounts receivable and unbilled revenues ($3.1 million).


FORWARD-LOOKING STATEMENTS

Certain information presented herein is based on the expectations of the Company and Detroit Edison, and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages reporting companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly required FERC tariffs, actual sales, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental and nuclear requirements and the success of non-regulated lines of business. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and schedules are included herein.

                                                                       Page
                                                                       ----

         Independent Auditors' Report...................................27
         DTE Energy Company:
           Consolidated Statement of Income.............................28
           Consolidated Statement of Cash Flows.........................29
           Consolidated Balance Sheet ..................................30
           Consolidated Statement of Changes in Shareholders' Equity....32
         The Detroit Edison Company:
           Consolidated Statement of Income.............................33
           Consolidated Balance Sheet ..................................34
           Consolidated Statement of Cash Flows.........................36
           Consolidated Statement of Changes in Shareholders' Equity....37
         Notes to Consolidated Financial Statements.....................38
         Schedule II - Valuation and Qualifying Accounts................80

Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Part II - Item 8 of the Company's report.

INDEPENDENT AUDITORS' REPORT


To the Boards of Directors and Shareholders of DTE Energy Company and
The Detroit Edison Company

We have audited the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries(together, the "Companies") as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and changes in common shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Detroit, Michigan
January 26, 1998

                               DTE ENERGY COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                    (In Millions, Except Per Share Amounts)


                                                    Years Ended December 31
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------

  OPERATING REVENUES                             $  3,764  $ 3,645   $  3,636
                                                 --------  -------   --------

  OPERATING EXPENSES
     Fuel and purchased power                         837      846        850
     Operation and maintenance                        979      930        875
     Depreciation and amortization                    660      625        588
     Steam heating special charges                      -      149         42
     Taxes other than income                          265      259        252
     Other                                             22        4         14
                                                 --------  -------   --------
        Total Operating Expenses                    2,763    2,813      2,621
                                                 --------  -------   --------

  OPERATING INCOME                                  1,001      832      1,015
                                                 --------  -------   --------

  INTEREST EXPENSE AND OTHER
     Interest expense                                 297      288        294
     Preferred stock dividends of subsidiary           12       16         28
     Other - net                                       18       (2)         4
                                                 --------  -------   --------
        Total Interest Expense and Other              327      302        326
                                                 --------  -------   --------

  INCOME BEFORE INCOME TAXES                          674      530        689

  INCOME TAXES                                        257      221        283
                                                 --------  -------   --------

  NET INCOME                                     $    417  $   309   $    406
                                                 ========  =======   ========

  AVERAGE COMMON SHARES OUTSTANDING                   145      145        145
                                                 --------  -------   --------

  EARNINGS PER COMMON SHARE - BASIC AND DILUTED  $   2.88  $  2.13   $   2.80
                                                 --------  -------   --------





               (See notes to consolidated financial statements.)

                               DTE ENERGY COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Millions)


                                                                                        Year Ended December 31
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     ----------------------------
OPERATING ACTIVITIES
  Net Income                                                                         $  417     $  309     $  406
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                       660        625        588
    Steam heating special charges                                                         -        149         42
    Other                                                                               (29)       (30)        70
    Changes in current assets and liabilities:
      Accounts receivable                                                               (36)       (32)      (222)
      Inventories                                                                       (36)        42        (19)
      Payables                                                                           16          2         17
      Other                                                                              14         14         31
-----------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                                1,006      1,079        913
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                                     (456)      (531)      (454)
  Purchase of Coke Oven Battery                                                        (211)          -         -
  Nuclear decommissioning trust funds                                                   (68)       (52)       (43)
  Other                                                                                  (6)       (34)       (25)
-----------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                             (741)      (617)      (522
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                                                            250        224          -
  Funds received from Trustees:  Installment sales contracts
    and loan agreements                                                                   -          -        202
  Increase (decrease) in short-term borrowings                                           32        (27)        (2)
  Redemption of long-term debt                                                         (196)      (176)      (221)
  Redemption of preferred stock                                                           -       (185)        (1)
  Dividends on common stock                                                            (299)      (299)      (299)
  Other                                                                                  (6)       (11)       (13)
-----------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                             (219)      (474)      (334)
-----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     46        (12)        57
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                     53         65          8
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                       $   99     $   53     $   65
=================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                                     $  290     $  277     $  274
  Income taxes paid                                                                     243        207        231
  New capital lease obligations                                                          34         35         27
  Exchange of preferred stock of subsidiary for long-term debt                            -          -         50



               (See notes to consolidated financial statements.)

                               DTE ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEET
               (In Millions, Except Per Share Amounts and Shares)



                                                          December 31
                                                        ----------------
                                                         1997     1996
                                                        -------  -------
        ASSETS
        CURRENT ASSETS
            Cash and cash equivalents                   $    99  $    53
            Accounts receivable
                Customer (less allowance for doubtful
                     accounts of $20)                       305      304
                Accrued unbilled revenues                   137      136
                Other                                        78       44
            Inventories (at average cost)
                Fuel                                        130      120
                Materials and supplies                      173      144
            Other                                            13        9
                                                        -------  -------
                                                            935      810
                                                        -------  -------
        INVESTMENTS
            Nuclear decommissioning trust funds             239      172
            Other                                            57       48
                                                        -------  -------
                                                            296      220
                                                        -------  -------
        PROPERTY
            Property, plant and equipment                14,495   13,797
            Property under capital leases                   256      228
            Nuclear fuel under capital lease                607      608
            Construction work in progress                    16      143
                                                        -------  -------
                                                         15,374   14,776
                                                        -------  -------
        Less accumulated depreciation and amortization    6,440    5,943
                                                        -------  -------
                                                          8,934    8,833
                                                        -------  -------
        OTHER ASSETS
            Regulatory assets                               856      975
            Other                                           202      177
                                                        -------  -------
                                                          1,058    1,152
                                                        -------  -------
        TOTAL ASSETS                                    $11,223  $11,015
                                                        =======  =======




               (See notes to consolidated financial statements.)

                                                                December 31
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
     Long-term debt                                           $   205  $   144
     Capital leases                                               110      144
     Accounts payable                                             161      161
     Accrued interest                                              57       60
     Dividends payable                                             78       78
     Accrued payroll                                               81       81
     Accumulated deferred income taxes                             64       44
     Other                                                        261      190
                                                              -------  -------
                                                                1,017      902
                                                              -------  -------
 OTHER LIABILITIES
     Accumulated deferred income taxes                          1,983    2,024
     Accumulated deferred investment tax credits                  301      315
     Capital leases                                               137      115
     Other                                                        302      292
                                                              -------  -------
                                                                2,723    2,746
                                                              -------  -------
 LONG-TERM DEBT                                                 3,777    3,779
                                                              -------  -------
 SHAREHOLDERS' EQUITY
     Detroit Edison cumulative preferred stock, $100
         par value, 6,747,484 shares authorized,
         5,207,657 issued, 1,501,223 shares outstanding           144      144
     Common stock, without par value, 400,000,000 shares
         authorized, 145,097,829 and 145,119,875 issued
         and outstanding, respectively                          1,951    1,951
     Retained earnings                                          1,611    1,493
                                                              -------  -------
         TOTAL SHAREHOLDERS' EQUITY                             3,706    3,588
                                                              -------  -------
 COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3, 9, 11 AND 12)

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $11,223  $11,015
                                                              =======  =======



               (See notes to consolidated financial statements.)

                               DTE ENERGY COMPANY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          (In Millions, Except Per Share Amounts; Shares in Thousands)



                                                          1997             1996             1995
                                                    ---------------------------------------------------
                                                    SHARES   AMOUNT  SHARES   AMOUNT  SHARES     AMOUNT
                                                    ---------------------------------------------------

DETROIT EDISON CONVERTIBLE PREFERRED STOCK
  Balance at beginning of year                            -  $    -        -  $    -      56   $    6
  Conversion of convertible preferred stock to
    common stock                                          -       -        -       -     (46)      (5)
  Redemption of convertible preferred stock               -       -        -       -     (10)      (1)
                                                    -------  ------  -------  ------  ------   ------
  Balance at end of year                                  -  $    -        -  $    -       -   $    -
-----------------------------------------------------------------------------------------------------
DETROIT EDISON CUMULATIVE PREFERRED STOCK
  Balance at beginning of year                        1,501  $  144    3,351  $  327   3,850   $  375
  Exchange of cumulative preferred stock for debt         -       -        -       -    (499)     (50)
  Redemption of cumulative preferred stock                -       -   (1,850)   (185)      -        -
  Preferred stock expense                                 -       -        -       2       -        2
                                                    -------  ------  -------  ------ -------   ------
  Balance at end of year                              1,501  $  144    1,501  $  144   3,351   $  327
-----------------------------------------------------------------------------------------------------

COMMON STOCK
  Balance at beginning of year                      145,120  $1,951  145,120  $1,951 144,863   $1,947
  Repurchase and retirement of common stock             (22)      -        -       -       -        -
  Conversion of cumulative preferred stock to
    common stock                                          -       -        -       -     257        4
                                                    -------  ------  -------  ------  -------  ------
  Balance at end of year                            145,098  $1,951  145,120  $1,951 145,120   $1,951
-----------------------------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of year                               $1,493           $1,485           $1,379
  Net income                                                    417              309              406
  Dividends declared on common stock ($2.06
    per share in 1997, 1996 and 1995)                          (299)            (299)            (299)
  Preferred stock expense                                         -               (2)              (1)
                                                             ------           ------           ------
  Balance at end of year                                     $1,611           $1,493           $1,485
-----------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                   $3,706           $3,588           $3,763
=====================================================================================================





               (See notes to consolidated financial statements.)

                           THE DETROIT EDISON COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (In Millions)

                                               Years Ended December 31
                                             --------------------------
                                              1997      1996      1995
                                             ------    ------    ------
OPERATING REVENUES                           $3,657    $3,642    $3,636
                                             ------    ------    ------

OPERATING EXPENSES
      Fuel and purchased power                  837       846       850
      Operation and maintenance                 873       919       875
      Depreciation and amortization             658       624       588
      Steam heating special charges               -       149        42
      Taxes other than income                   264       259       252
      Other                                      22         4        14
                                             ------    ------    ------
           Total Operating Expenses           2,654     2,801     2,621
                                             ------    ------    ------

OPERATING INCOME                              1,003       841     1,015
                                             ------    ------    ------

INTEREST EXPENSE AND OTHER
      Interest expense                          282       288       294
      Other - net                                16         -         4
                                             ------    ------    ------
           Total Interest Expense and Other     298       288       298
                                             ------    ------    ------

INCOME BEFORE INCOME TAXES                      705       553       717

INCOME TAXES                                    288       225       283
                                             ------    ------    ------

NET INCOME                                      417       328       434

PREFERRED STOCK DIVIDENDS                        12        16        28
                                             ------    ------    ------

NET INCOME AVAILABLE FOR COMMON STOCK        $  405    $  312    $  406
                                             ======    ======    ======


               (See notes to consolidated financial statements)

                           THE DETROIT EDISON COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Millions)


                                                                                    Year Ended December 31
                                                                                -----------------------------
                                                                                  1997       1996       1995
OPERATING ACTIVITIES                                                            -----------------------------
 Net Income                                                                     $   417    $   328    $   434
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                  658        624        588
     Steam heating special charges                                                    -        149         42
     Other                                                                           (3)       (30)        70
     Changes in current assets and liabilities:
       Accounts receivable                                                          (18)       (30)      (222)
       Inventories                                                                  (14)        42        (19)
       Payables                                                                      12          1         17
       Other                                                                         (1)         2         31
-------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                           1,051      1,086        941
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                                (439)      (479)      (454)
   Nuclear decommissioning trust funds                                              (68)       (52)       (43)
   Other                                                                             (5)       (18)       (25)
-------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                        (512)      (549)      (522)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                         -        185          -
   Funds received from Trustees:  Installment sales contracts
     and loan agreements                                                              -          -        202
   Decrease in short-term borrowings                                                (10)       (27)        (2)
   Redemption of long-term debt                                                    (185)      (176)      (221)
   Redemption of preferred stock                                                      -       (185)        (1)
   Dividends on common stock and preferred stock                                   (331)      (332)      (327)
   Cash portion of restructuring dividend to parent                                   -        (56)         -
   Other                                                                              -         (9)       (13)
-------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                                        (526)      (600)      (362)
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 13        (63)        57
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                  2         65          8
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $    15    $     2    $    65
=============================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                               $   277    $   277    $   274
   Income taxes paid                                                                277        209        231
   New capital lease obligations                                                     34         35         27
   Exchange of preferred stock of subsidiary for long-term debt                       -          -         50
   Non-cash portion of restructuring dividend to parent                               -         27          -

               (See notes to consolidated financial statements)

                           THE DETROIT EDISON COMPANY
                           CONSOLIDATED BALANCE SHEET
               (In Millions, Except Per Share Amounts and Shares)


                                                        December 31
                                                    -------------------
                                                     1997         1996
                                                    ------       ------
ASSETS:
CURRENT ASSETS

      Cash and cash equivalents                    $    15      $     2
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20)                      300          304
           Accrued unbilled revenues                   137          136
           Other                                        63           42
      Inventories (at average cost)
           Fuel                                        130          120
           Materials and supplies                      150          144
      Other                                             11            9
                                                   -------      -------
                                                       806          757
                                                   -------      -------

INVESTMENTS
      Nuclear decommissioning trust funds              239          172
      Other                                             38           31
                                                   -------      -------
                                                       277          203
                                                   -------      -------

PROPERTY
      Property, plant and equipment                 14,204       13,784
      Property under capital leases                    256          228
      Nuclear fuel under capital lease                 607          608
      Construction work in progress                     12           91
                                                   -------      -------
                                                    15,079       14,711
                                                   -------      -------
Less accumulated depreciation and amortization       6,431        5,943
                                                   -------      -------
                                                     8,648        8,768
                                                   -------      -------

OTHER ASSETS
      Regulatory assets                                856          975
      Other                                            158          171
                                                   -------      -------
                                                     1,014        1,146
                                                   -------      -------


TOTAL ASSETS                                       $10,745      $10,874
                                                   =======      =======

               (See notes to consolidated financial statements)

                                                                   December 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
      Long-term debt                                          $    169    $    144
      Capital leases                                               110         144
      Accounts payable                                             150         159
      Accrued interest                                              56          60
      Dividends payable                                             83          83
      Accrued payroll                                               80          81
      Accumulated deferred income taxes                             64          44
      Other                                                        218         189
                                                              --------    --------
                                                                   930         904
                                                              --------    --------
OTHER LIABILITIES
      Accumulated deferred income taxes                          1,973       2,023
      Accumulated deferred investment tax credits                  301         315
      Capital leases                                               137         116
      Other                                                        300         289
                                                              --------    --------
                                                                 2,711       2,743
                                                              --------    --------
LONG-TERM DEBT                                                   3,531       3,740
                                                              --------    --------
SHAREHOLDERS' EQUITY
      Cumulative preferred stock, $100 par value,
           6,747,484 shares authorized, 5,207,657 issued,
           1,501,223 shares outstanding                            144         144
      Common stock, $10 par value, 400,000,000 shares
           authorized, 145,119,875 issued and outstanding        1,451       1,451
      Premium on common stock                                      548         548
      Common stock expense                                         (48)        (48)
      Retained earnings                                          1,478       1,392
                                                              --------    --------
           TOTAL SHAREHOLDERS' EQUITY                            3,573       3,487
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3, 9, 11 AND 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      10,745      10,874
                                                              ========    ========

               (See notes to consolidated financial statements)

                           THE DETROIT EDISON COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          (In Millions, Except Per Share Amounts; Shares in Thousands)


                                                                1997                      1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
                                                          SHARES      AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year                                -    $       -            -    $       -           56    $       6
   Conversion of convertible preferred stock to
     common stock                                              -            -            -            -          (46)          (5)
   Redemption of convertible preferred stock                   -            -            -            -          (10)          (1)
                                                       ---------    ---------    ---------    ------ --    ---------    ---------
   Balance at end of year                                      -    $       -            -    $       -            -    $       -
------------------------------------------------------------------------------------------------------------------------------------

CUMULATIVE PREFERRED STOCK
   Balance at beginning of year                            1,501    $     144        3,351    $     327        3,850    $     375
   Exchange of cumulative preferred stock for debt             -            -            -            -         (499)         (50)
   Redemption of cumulative preferred stock                    -            -       (1,850)        (185)           -            -
   Preferred stock expense                                     -            -            -            2            -            2
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Balance at end of year                                  1,501    $     144        1,501    $     144        3,351    $     327
 -----------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
   Balance at beginning of year                          145,120    $   1,451      145,120    $   1,451      144,863    $   1,448
   Conversion of cumulative preferred stock to
     common stock                                              -            -            -            -          257            3
                                                       ---------    ---------    ---------    ---------    ---------    ---------
   Balance at end of year                                145,120    $   1,451      145,120    $   1,451      145,120    $   1,451
 -----------------------------------------------------------------------------------------------------------------------------------

PREMIUM ON COMMON STOCK
   Balance at beginning of year                                     $     548                 $     548                 $     546
   Conversion of cumulative preferred
     stock to common stock                                                  -                         -                         2
                                                                    ---------                 ---------                 ---------
   Balance at end of year                                           $     548                 $     548                 $     548
 -----------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK EXPENSE
   Balance at beginning of year                                     $     (48)                $     (48)                $     (47)
   Conversion of cumulative preferred
     stock to common stock                                                  -                         -                        (1)
                                                                    ---------                 ---------                 ---------
   Balance at end of year                                           $     (48)                $     (48)                $     (48)
 -----------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                     $   1,392                 $   1,485                 $   1,379
   Net income                                                             417                       328                       434
   Dividends declared
     Common stock ($2.20 per share in 1997 and 1996,
       $2.06 per share in 1995)                                          (319)                     (319)                     (299)
     Cumulative preferred stock*                                          (12)                      (16)                      (28)
   Preferred stock expense                                                  -                        (2)                       (1)
   Restructuring dividend to parent                                         -                       (84)                        -
                                                                    ---------                 ---------                 ---------
   Balance at end of year                                           $   1,478                 $   1,392                 $   1,485
 -----------------------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                          $   3,573                 $   3,487                 $   3,763
====================================================================================================================================

* At established rate for each series.

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION - DTE Energy Company (Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. The Company has no significant operations of its own, holding instead the stock of The Detroit Edison Company (Detroit Edison), an electric utility, and other energy-related businesses. On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of the Company; and certain Detroit Edison subsidiaries were transferred to the Company in the form of a dividend.

Detroit Edison, incorporated in Michigan since 1967, is a regulated public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. This service area includes about 13% of Michigan's total land area, and about half of its population (approximately 5 million people), electric energy consumption and industrial capacity. At December 31, 1997, Detroit Edison represented approximately 96% of the Company's assets.

The consolidated financial statements presented herein include the financial results of operations of the Company and its wholly-owned subsidiaries as if the Company's current holding company structure had existed in all periods shown. All significant intercompany balances and transactions have been eliminated. Investments in limited liability companies, partnerships and joint ventures are accounted for using the equity method when significant control provisions are met.

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

REGULATION AND REGULATORY ASSETS AND LIABILITIES - Detroit Edison is subject to regulation by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). Detroit Edison meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the cost based ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 permits the recording of regulatory assets and liabilities that would have been treated as revenue and expense in non-regulated businesses. The deferred amounts are being amortized to revenue and expense as they are included in rates. Continued applicability of SFAS No.

71 requires that rates be designed to recover specific costs of providing regulated services and products, including regulatory assets, and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers. Although various MPSC Orders and proposed Michigan legislation would alter the regulatory process in Michigan and provide a plan for transition to competition for the generation segment of the business, Detroit Edison believes it continues to qualify under the accounting model prescribed by SFAS No. 71. In guidance issued in 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board
(FASB) concluded that the application of SFAS No. 71 to a separable portion of a business which is subject to a deregulation plan should cease when legislation is passed and/or a rate order is issued that contains sufficient detail on a transition plan. The EITF also concluded that regulatory assets and liabilities originating in the separable portion of the business which is no longer under SFAS No. 71 should not be written off if they are recoverable from a separable portion of business which still meets the criteria of SFAS No. 71.

Detroit Edison has recorded the following regulatory assets and liabilities at December 31:

-----------------------------------------------------------------------------
                                                        1997        1996
-----------------------------------------------------------------------------
                                              Recovery   (Millions)
                                              Through*
                                              --------
      ASSETS
         Unamortized loss on reacquired debt    2033  $   101  $      111
         Recoverable income taxes               2027      562         588
         Fermi 2 phase-in plan                  1998       84         196
         Fermi 2 deferred amortization          2008       66          63
         1997 storm damage costs                1999       30           -
         Other                                  2022       13          17
                                                      -------  ----------
         Total Assets                                 $   856  $      975
                                                      =======  ==========

      LIABILITIES
         Unamortized deferred investment tax
            credits                             2025  $   301  $      315
         Fermi 2 capacity factor performance
            standard                            1999       74          73
         Other                                  2003       25           6
                                                      -------  ----------
         Total Liabilities                            $   400  $      394
                                                      =======  ==========

-----------------------------------------------------------------------------
* Year through which the assets and liabilities will be recovered. As discussed later herein, the potential deregulation of the Michigan electric industry may affect the recovery periods.


- UNAMORTIZED LOSS ON REACQUIRED DEBT - In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with refunding are amortized over the life of the replacement issue.

-    RECOVERABLE INCOME TAXES - See Note 5.

-    FERMI 2 PHASE-IN PLAN - SFAS No. 92, "Regulated Enterprises -
     Accounting for Phase-in Plans," permits the capitalization of costs deferred for future recovery under a phase-in plan. Based on a MPSC authorized phase-in plan, Detroit Edison recorded a receivable totaling $506.5 million from 1988 through 1992. Beginning in 1993 and continuing through 1998, these amounts will be amortized to operating expense as they are included in rates. Amortization of these amounts totaled $112 million, $102 million and $93 million in 1997, 1996 and 1995, respectively.

- FERMI 2 DEFERRED AMORTIZATION - A December 1988 MPSC rate order provided for Detroit Edison's February 1990 purchase of Wolverine Power Supply Cooperative, Inc.'s (Cooperative) ownership interest in Fermi 2. Since the straight-line amortization of the asset exceeds the revenues provided for such amortization during the first 10 years of the recovery period, Detroit Edison is capitalizing deferred amortization, totaling $67.2 million through 1999. For 1997, 1996 and 1995, the amounts deferred were $3 million, $4.5 million and $6 million, respectively. The deferred amounts will be amortized to operating expense as they are included in rates during the years 2000 through 2008.


- 1997 STORM DAMAGE COSTS - The costs of major storms in 1997, as authorized by the MPSC, were deferred and will be amortized into expense in 1998 and 1999 as they are recovered through rates.


- UNAMORTIZED DEFERRED INVESTMENT TAX CREDITS - Investment tax credits utilized which relate to utility property were deferred and are amortized over the estimated composite service life of the related property.

- FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD - The MPSC has established a capacity factor performance standard which provides for the disallowance of net incremental replacement power cost if Fermi 2 does not perform to certain operating criteria. A disallowance will be imposed for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U.S. boiling water reactors or 50%. An estimate of the incremental cost of replacement power is required in computing the reserve for amounts due customers under this performance standard.


CASH EQUIVALENTS - For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

REVENUES - Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

PROPERTY, RETIREMENT AND MAINTENANCE, DEPRECIATION AND AMORTIZATION - Utility properties are recorded at original cost less regulatory disallowances and an impairment loss for the steam plant in 1995. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense, and the cost of new property installed, which replaces property retired, is charged to property accounts. The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of Fermi 2, excluding decommissioning expense, was 3.26% of average depreciable property for 1997, 1996 and 1995. See Note 3. Provision for depreciation of all other utility plant, as a percent of average depreciable property, was 3.29% for 1997, 1996 and 1995.

SOFTWARE COSTS - Detroit Edison capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning with a project's completion.

ACCRETION INCOME - SFAS No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs," permits losses recorded due to discounting indirect disallowances of plant costs to be restored to income. The net after-tax losses originally totaled $198 million based on the discounting required by SFAS No. 90. These amounts are being restored to income from 1988-1998 as Detroit Edison records a non-cash return (accretion income). The net after-tax income was $3.4 million, $5.3 million and $7.2 million in 1997, 1996 and 1995, respectively.

CAPITALIZATION - DISCOUNT AND EXPENSE - The discount and expense related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations applicable to Detroit Edison, the discount and expense related to debt redeemed without refunding are written off to expense. Expense related to redeemed preferred stock of Detroit Edison is written off against retained earnings used in the business.

FERMI 2 REFUELING OUTAGES - Detroit Edison recognizes the cost of Fermi 2 refueling outages over periods in which related revenues are recognized. Under this procedure, it records a provision for incremental costs anticipated to be incurred during the next scheduled Fermi 2 refueling outage. See Note 2.

POWER SUPPLY COST RECOVERY (PSCR) - The MPSC determines the amount that Detroit Edison can recover for changes in power supply costs for purchased power and generation based on usage.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method. Compensation expense is not recorded for stock options granted with an exercise price equal to the fair market value at the date of grant. For grants of restricted stock, compensation equal to the market value of the shares at the date of grant is deferred and amortized to expense over the vesting period.

EARNINGS PER SHARE - In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under the new statement, two earnings per share (EPS) amounts are calculated, basic and diluted. The adoption of this statement did not affect the Company's calculation of EPS due to the insignificant number of potential common shares.

RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the 1997 presentation.


NOTE 2 - FERMI 2

GENERAL - Fermi 2, a nuclear generating unit, began commercial operation in January 1988. Fermi 2 has a design electrical rating (net) of 1,139 megawatts
(MW). This unit represents approximately 24% of total assets, 10% of total operation and maintenance expenses and 11% of summer net rated capability.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection. Consequently, Fermi 2 is subjected to greater scrutiny than a conventional fossil-fueled plant.

MPSC rate orders issued in April 1986, December 1988 and January 1994 contain provisions with respect to the recovery of Fermi 2 costs. See Note 3 for a discussion of Fermi 2 rate matters and the MPSC's treatment of Fermi 2's original project costs of $4.858 billion.

LICENSING AND OPERATION - The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2.

Due to a December 1993 turbine-generator failure, Fermi 2 was out of service during 1994 through early 1995 and thereafter operated at a reduced power output through September 26, 1996. Detroit Edison's insurance reimbursement was $93 million for property damage and $89.6 million for replacement power costs related to the 1993 turbine-generator failure.

Detroit Edison removed Fermi 2 from service as of September 27, 1996 through January 3, 1997 to replace a portion of the plant's nuclear fuel and install three new low-pressure turbines. The $49 million cost of replacing the turbines, not covered by insurance, was capitalized and is expected to be recovered in rates under a provision of a December 1988 MPSC Order.

A January 17, 1997 electrical components failure damaged Fermi 2's main generator and required the unit to be removed from service until May 2, 1997. Subject to a $1 million deductible, repair costs related to the electrical failure are expected to be reimbursed by insurance. Fermi 2 was removed from service during the period October 3-19, 1997 for the replacement of defective fuel assemblies.

See Note 3 for a discussion of applicable MPSC Orders.

INSURANCE - Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited
(NEIL). The NML and NEIL insurance policies provide $500 million of composite primary coverage (with a $1 million deductible and, effective January 22, 1997, a $10 million deductible for the turbine-generator unit) and $2.25 billion of excess coverage, respectively, for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. Accordingly, the combined limits provide total property damage insurance of $2.75 billion.

Detroit Edison maintains an insurance policy with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2's unavailability due to an insured event. This policy, which has a 21-week waiting period, provides for three years of coverage.

Under the NML and NEIL policies, Detroit Edison could be liable for maximum retrospective assessments of up to approximately $26 million per loss if any one loss should exceed the accumulated funds available to NML and NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $75.5 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 1997, there were 110 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.3 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

DECOMMISSIONING - The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. The MPSC's January 1994 Order includes an increase in rates for the decommissioning of Fermi 2. Detroit Edison is continuing to fund for decommissioning even though explicit provisions are not included in FERC rates. Detroit Edison believes that the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula. See Note 3.

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1997, 1996 and 1995, Detroit Edison collected $35.4 million, $37.7 million and $36.2 million, respectively, from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense in the Consolidated Statement of Income and accumulated depreciation and amortization in the Consolidated Balance Sheet. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," net unrealized gains of $31.5 million and $8.7 million in 1997 and 1996, respectively, were recorded as increases to the nuclear
                                      43
decommissioning trust funds and accumulated depreciation and amortization in the Consolidated Balance Sheets.

At December 31, 1997, Detroit Edison had a reserve of $202.6 million for the future decommissioning of Fermi 2 and $9.7 million for low-level radioactive waste disposal costs. These reserves are included in accumulated depreciation and amortization in the Consolidated Balance Sheet with a like amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2 when its license expires in the year 2025 will be $523 million in 1997 dollars and $3 billion in 2025 dollars using a 6% growth rate.

Detroit Edison also had a reserve of $26.7 million at December 31, 1997 for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. This reserve is included in other deferred credits in the Consolidated Balance Sheet with a like amount deposited in an external trust fund. Detroit Edison estimates that the cost of decommissioning Fermi 1 in the year 2025 is $22 million in 1997 dollars and $114 million in 2025 dollars using a 6% growth rate.

During 1995, shipment of low-level radioactive waste to a permanent disposal site resumed. Detroit Edison's disposal costs of $5.5 million and $3.5 million during 1997 and 1996, respectively, were reimbursed by the external trust funds.

The FASB is reviewing the accounting for obligations associated with the retirement of long lived assets, including decommissioning of nuclear power plants.

NUCLEAR FUEL DISPOSAL COSTS - In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage and estimates that existing storage capacity will be sufficient until the year 2001, or until 2017 with expansion of such storage capacity.


NOTE 3 - REGULATORY MATTERS

Detroit Edison is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its Orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs including the costs of generating facilities. MPSC Orders issued in December 1988 and January 1994 are currently in effect with respect to Detroit Edison's rates and certain other revenue and operating-related matters.

ELECTRIC INDUSTRY DEREGULATION - There are ongoing Michigan administrative, judicial and legislative proceedings considering electric industry deregulation. Detroit Edison has been participating in these proceedings on a voluntary basis. Issues concerning
                                      44
deregulation are the subject of several MPSC orders that are under appeal; and Michigan legislation is currently pending with respect to the issue, with additional legislation expected to be introduced in the first quarter of 1998. In an opinion released on January 20, 1998, the Michigan Court of Appeals indicated that the MPSC has sufficient statutory authority under Michigan law to authorize an experimental retail wheeling program. Detroit Edison has filed an application for leave to appeal in the Michigan Supreme Court. Neither the Company nor Detroit Edison are able to predict the outcome and timing of these proceedings.

COMMERCIAL AND INDUSTRIAL RATES - Detroit Edison addressed the competitive environment by entering into long-term service contracts with certain of its large commercial and industrial customers. These contracts accounted for revenues of approximately $378 million and $299 million for 1997 and 1996, respectively.

FERMI 2 - The December 1988 MPSC Order established, for the period January 1989 through December 2003, (1) a cap on Fermi 2 capital additions of $25 million per year, in 1988 dollars adjusted by the Consumers Price Index (CPI), cumulative, (2) a cap on Fermi 2 non-fuel operation and maintenance expenses adjusted by the CPI and (3) a capacity factor performance standard based on a three-year rolling average commencing in 1991. For a capital investment of $200 million or more (in 1988 dollars adjusted by the CPI), Detroit Edison must obtain prior MPSC approval to include the investment in rate base.

Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $65 million (in 1997 dollars) at December 31, 1997. Under the cap on non-fuel operation and maintenance expenses, the cumulative amount available totals $99.3 million (in 1997 dollars) at December 31, 1997.

The capacity factor disallowance for 1996 has not yet been determined by the MPSC. At December 31, 1997 and 1996, Detroit Edison had accruals of $74 million and $72.9 million, respectively, for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1996-1999.

Also, Detroit Edison has a liability of $8.8 million at December 31, 1997 for reduced efficiency of the Fermi 2 turbine in 1996 when the unit operated at a reduced power output.

In accordance with the April 1986 and December 1988 MPSC rate orders, ratemaking treatment of Detroit Edison's Fermi 2 original project costs of $4.858 billion is as follows: (1) $3.018 billion in rate base with recovery and return, (2) $300 million amortized over 10 years with no return, beginning in 1989, (3) $513 million amortized over 19 years with associated interest of 8%, beginning in 1990 and (4) $1.027 billion disallowed and written off in 1988. At December 31, 1997, Detroit Edison's net plant investment in Fermi 2 was $2.7 billion ($4 billion less accumulated depreciation and amortization of $1.3 billion).

Under the December 1988 MPSC Order, if nuclear operations at Fermi 2 permanently cease, amortization in rates of the $300 million and $513 million investments in Fermi 2 would continue and the remaining net rate base investment amount would be removed from rate base and amortized in rates, without return, over 10 years with such amortization not to exceed $290 million per year. In this event, unamortized amounts of deferred depreciation and deferred return, recorded in the Consolidated Balance Sheet under the phase-in plan prior to the removal of Fermi 2 from rate base, will continue to be amortized, with a full return on such unamortized balances, so that all amounts deferred are recovered during the period ending no later than December 31, 1998. The December 1988 and January 1994 rate orders do not address the costs of decommissioning if operations at Fermi 2 prematurely cease.

Detroit Edison will reduce rates by $53 million in 1998 to reflect the scheduled reduction in the revenue requirement for Fermi 2, in accordance with the 1988 settlement agreement. In addition, in accordance with a November 1997 MPSC Order, Detroit Edison will recover approximately $15 million in rates for the amortization of 1997 storm damage costs. The total costs of $30 million were deferred and will be amortized to expense over a 24 month period beginning January 1998. In December 1997, the Association of Businesses Advocating Tariff Equity and the Residential Ratepayer Consortium filed a lawsuit in Ingham County Michigan Circuit Court contending that Detroit Edison and the MPSC breached the December 1988 MPSC Order by offsetting the stipulated 1998 revenue reduction with the amortization of the storm costs. On February 18, 1998, the Ingham County Michigan Circuit Court denied Detroit Edison's motion for summary judgment and indicated it would request the Michigan Court of Appeals to determine its jurisdiction over the matter. The Company is uncertain of the outcome of this matter.


NOTE 4 - JOINTLY-OWNED UTILITY PLANT

Detroit Edison's portion of jointly-owned utility plant is as follows:


                                        Belle River    Ludington Pumped Storage

   In-service date                         1984-1985             1973
   Ownership interest                          *                    49%
   Investment (millions)                    $ 1,030              $ 190
   Accumulated depreciation (millions)      $   368              $  82


   * Detroit Edison's ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1997, 75% in facilities used in common with Unit No. 2.

BELLE RIVER - The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant and is responsible for the same percentage of the plant's operation and maintenance expenses and capital improvements.


LUDINGTON PUMPED STORAGE - Operation, maintenance and other expenses of the Ludington Pumped Storage Plant (Ludington) are shared by Detroit Edison and Consumers Energy in proportion to their respective ownership interests in the plant.


NOTE 5 - INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:



------------------------------------------------------------------------------------
                                                     Percent of Income Before Tax
                                                  ----------------------------------
                                                      1997        1996        1995

Statutory income tax rate                              35.0%       35.0%       35.0%
   Deferred Fermi 2 depreciation and return             4.6         5.3         3.7
   Investment tax credit                               (2.1)       (2.8)       (2.1)
   Depreciation                                         4.6         6.0         3.3
   Removal costs                                       (1.5)       (2.2)       (1.5)
   Alternate fuels credit                              (3.5)       (0.4)       (0.2)
   Other-net                                            0.4        (0.4)        1.3
                                                  ----------------------------------
Effective income tax rate                              37.5%       40.5%       39.5%
                                                  ==================================

------------------------------------------------------------------------------------


Components of income tax expense are as follows:

------------------------------------------------------------------------------------
                                                        1997        1996       1995
------------------------------------------------------------------------------------
                                                              (Millions)
 Current federal tax expense                            $267        $219       $221
 Deferred federal tax expense - net                        5          17         79
 Investment tax credit                                   (15)        (15)       (17)
                                                  ---------------------------------
   Total                                                $257        $221       $283
                                                  =================================

-----------------------------------------------------------------------------------



The Fermi 2 phase-in plan required Detroit Edison to record additional deferred income tax expense related to deferred depreciation totaling $33.5 million, with this amount amortized to income over the six-year period ending December 31, 1998.

Recoverable income taxes, a regulatory asset, represents future revenue recovery from customers for deferred income taxes recorded upon the adoption of SFAS No. 109 in 1993. At that time, an increase in accumulated deferred income tax liabilities was recorded representing the tax effect of temporary differences not previously recognized and the recomputation of the tax liability at the current tax rate. The MPSC issued an order providing assurance that the effects of previously flowed-through tax benefits will continue to be allowed rate recovery.

Deferred income tax assets (liabilities) are comprised of the following at December 31:


                                              1997              1996
                                                   (Millions)
      Property                              $(2,233)          $(2,220)
      Fermi 2 deferred depreciation
        and return                              (37)              (85)
      Property taxes                            (62)              (58)
      Investment tax credit                     162               170
      Reacquired debt losses                    (35)              (39)
      Contributions in aid of construction       55                47
      Other                                     103               117
                                            --------          --------
                                            $(2,047)          $(2,068)
                                            ========          ========

      Deferred income tax liabilities       $(2,572)          $(2,594)
      Deferred income tax assets                525               526
                                            --------          --------
                                            $(2,047)          $(2,068)
                                            ========          ========


The federal income tax returns of the Company are settled through the year 1988. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1997.


NOTE 6 - SHAREHOLDERS' EQUITY

At December 31, 1997, the Company had Cumulative Preferred Stock, without par value, 5 million shares authorized with no shares issued. At December 31, 1997, 1.5 million shares of preferred stock are reserved for issuance in accordance with the Shareholders Rights Agreement.

At December 31, 1997, Detroit Edison had Cumulative Preference Stock of $1 par value, 30 million shares authorized with no shares issued.

Detroit Edison had the following Cumulative Preferred Stock at December 31, 1997 and 1996:


--------------------------------------------------------------------------------
                                Shares Outstanding       Amount
--------------------------------------------------------------------------------
                                   (Thousands)        (Millions)
       7.75% Series                   1,001              $100
       7.74% Series                     500                50
       Preferred stock expense            -                (6)
                                      -----              ----
                                      1,501              $144
                                      =====              ====
--------------------------------------------------------------------------------



The 7.75% Series and the 7.74% Series of Cumulative Preferred Stock are redeemable solely at the option of Detroit Edison at a per share redemption price of $100, plus accrued dividends, on or after April 15, 1998 and July 15, 1998, respectively.

In September 1997, the Board of Directors of the Company declared a dividend distribution of one right (Right) for each share of Company common stock outstanding. Under certain circumstances, each Right entitles the shareholder to purchase one one-hundredth of a share of Company Series A Junior Participating Preferred Stock at a price of $90. The Right is transferable apart from the Company common stock until 10 days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of outstanding Company common shares, or the commencement or announcement of a reclassification, merger or consolidation which would result in a 10% plus shareholder increasing its ownership of the Company more than 1% . If the acquiring person or group acquires 10% or more of the Company Common Stock, and the Company survives, each Right (other than those held by the acquiror) will entitle its holder to buy Company common stock having a value of $180 for $90. If the acquiring person or group acquires 10% or more of the Company Common Stock, and the Company does not survive, each Right (other than those held by the surviving or acquiring company) will entitle its holder to buy shares of common stock of the surviving or acquiring company having a value of $180 for $90. The Rights will expire on October 6, 2007 unless redeemed by the Company at $0.01 per Right at any time prior to an event which would permit the Rights to be exercised. The Company may amend the Rights agreement without the approval of the holders of the Rights Certificates, except that the redemption price may not be less than $0.01 per Right.

Apart from MPSC or FERC approval and the requirement that common, preferred and preference stock be sold for at least par value, there are no legal restrictions on the issuance of additional authorized shares of stock by Detroit Edison.

There are no legal restrictions on the issuance of additional authorized shares of the Company's common and preferred stock.

NOTE 7 - LONG-TERM DEBT

Detroit Edison's 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers substantially all of Detroit Edison's properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 1997, approximately $3.6 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 7.12% on any such additional Mortgage Bonds. An additional $1.4 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

Unless an event of default has occurred, and is continuing, each series of Quarterly Income Debt Securities (QUIDS) provides that interest will be paid quarterly. However, Detroit Edison also has the right to extend the interest payment period on the QUIDS for up to 20 consecutive interest payment periods. Interest would continue to accrue during the deferral period. If this right is exercised, Detroit Edison may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Detroit Edison may redeem any series of capital stock pursuant to the terms of any sinking fund provisions during the deferral period. Additionally, during any deferral period, Detroit Edison may not enter into any inter-company transactions with any affiliate of Detroit Edison, including the Company, to enable the payment of dividends on any equity securities of the Company.

At December 31, 1997, $100 million of the Remarketed Notes and $103 million of Tax Exempt Revenue Bonds are subject to periodic remarketings. At December 31, 1996 there were $103 million in Tax Exempt Revenue Bonds subject to periodic remarketings. Remarketing agents remarket the notes at the lowest interest rate necessary to produce a par bid. In the event that a Remarketed Note or Tax Exempt Revenue Bond remarketing fails, Standby Note Purchase Agreements and Letters of Credit provide that banks will purchase the notes or bonds, respectively; and, after the conclusion of all necessary proceedings, remarket the notes or bonds. In the event the banks' obligations under the Standby
Note Purchase Agreements and Letters of Credit are not honored, then, Detroit Edison would be required to purchase any notes or bonds subject to a failed remarketing.


          Long-term debt outstanding at December 31 was:
--------------------------------------------------------------------------------
                                                        1997          1996
--------------------------------------------------------------------------------
                                                              (Millions)
       DETROIT EDISON
          MORTGAGE BONDS
             6.4% to 8.4% due 1998 to 2023            $    1,911   $   2,096
          REMARKETED NOTES
             5.9% to 6.4% due 2028 to 2034 (a)               410         410
          TAX EXEMPT REVENUE BONDS
             SECURED BY MORTGAGE BONDS
                Installment Sales Contracts
                   7.1% due 2004 to 2024 (b)                 282         282
                Loan Agreements
                   6.7% due 2008 to 2025 (b)                 607         607


             UNSECURED
                Installment Sales Contracts
                   7.5% due 2004 to 2019 (b)                 142      142
                Loan Agreements
                   5.0% due 2024 to 2030 (a)                 113      113
          QUIDS
             7.6% to 8.5% due 2025 to 2026                   235      235
          Less amount due within one year                   (169)    (144)
          Less unamortized debt discount                       -       (1)
                                                          ---------------
             Total Detroit Edison Long-Term Debt           3,531    3,740
                                                          ---------------
       NON-RECOURSE DEBT
             7.8% due 1998 to 2009 (b) (c)                   282       39
          Less amount due within one year                    (36)       -
                                                          ---------------
       TOTAL COMPANY LONG-TERM DEBT                       $3,777   $3,779
                                                          ===============


(a) Variable rate at December 31, 1997.
(b) Weighted average interest rate at December 31, 1997.
(c) The Company held $54 million in cash and cash equivalents restricted by debt requirements at December 31, 1997.

In the years 1998 - 2002, the Company's long-term debt maturities are $205, $260, $234, $158 and $237 million, respectively.


NOTE 8 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At December 31, 1997, Detroit Edison had total short-term credit arrangements of approximately $688 million, under which there were no amounts outstanding. At December 31, 1996, $10 million of short-term borrowings were outstanding. The weighted average interest rates for short-term borrowings during 1997, 1996 and 1995 were 5.7%, 5.6% and 6.1%, respectively.

Detroit Edison had bank lines of credit of $200 million, all of which had commitment fees in lieu of compensating balances. Commitment fees of $0.3 million were incurred for each of the years 1997 and 1996. Detroit Edison uses bank lines of credit to support the issuance of commercial paper and bank loans. All borrowings are at prevailing money market rates which are below the banks' prime lending rates.

Detroit Edison has a nuclear fuel financing arrangement (heat purchase contract) with Renaissance Energy Company (Renaissance), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement. At December 31, 1997, approximately $288 million was available to Detroit Edison under such Loan Agreement. See Note 9 for a discussion of Detroit Edison's heat purchase contract with Renaissance.

Detroit Edison has a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio. Borrowings are at prevailing money market rates. Commitment fees of $0.3 million were incurred for each of the years 1997 and 1996. There were no outstanding borrowings under this agreement at December 31, 1997 and 1996.

At December 31, 1997, DTE Capital Corporation (DTE Capital), a Company subsidiary, had a $200 million Revolving Credit Agreement, backed by a Support Agreement from the Company, under which $42 million was outstanding. Commitment fees incurred in 1997 for this credit agreement were approximately $0.3 million. The amount available under the Revolving Credit Agreement was increased to $400 million in January 1998. Also in January 1998, the Company entered into a $60 million Support Agreement with DTE Capital for the purpose of DTE Capital's credit enhancing activities on behalf of DTE-CoEnergy L.L.C. and DTE Energy Trading, Inc.


NOTE 9 - LEASES

Future minimum lease payments under long-term noncancellable leases, consisting of nuclear fuel ($104 million computed on a projected units of production basis), lake vessels ($30 million), locomotives and coal cars ($190 million), office space ($14 million), and computers, vehicles and other equipment ($2 million) at December 31, 1997 are as follows:
--------------------------------------------------------------------------------
                                   (Millions)

                                                       Remaining
1998         1999       2000      2001       2002        Years       Total
--------------------------------------------------------------------------------
$ 71       $  57       $  36    $   29     $   20      $   127     $       340
                                                                   ===========
--------------------------------------------------------------------------------




Rental expenses for both capital and operating leases were $72 million (including $42 million for nuclear fuel), $78 million (including $53 million for nuclear fuel) and $97 million (including $67 million for nuclear fuel) for 1997, 1996 and 1995, respectively.

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

NOTE 10 - FINANCIAL INSTRUMENTS

TRADING ACTIVITIES - DTE Energy Trading, Inc., a power marketing subsidiary, was formed in 1997 and is expected to begin trading in early 1998.

NON-TRADING ACTIVITIES - In October 1996, Detroit Edison entered into a three-year interest rate swap agreement based on a notional amount of $25 million, which is nominally linked to the Detroit Edison 1993 Series B Remarketed Notes. Detroit Edison receives a rate equal to the London Interbank Offered Rate (LIBOR) and pays a rate equal to the quarterly weighted average Public Securities Association Municipal Swap Index divided by 67.3%. The intent of the swap is to shift floating rate exposure from taxable to tax-exempt markets. In 1997 the average rate received was 5.70% and the average rate paid was 5.36%. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period. The swap is subject to market risk of changes in both interest rates and tax rates.

PCI Enterprises Company (PCI), a coal pulverizing subsidiary of DTE Energy Services, Inc., entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of changes in interest rates on its variable rate non-recourse debt. The initial notional amount was $30 million which was based on 60% of its term loan of $50 million. The notional amount outstanding at December 31, 1997, was $29.2 million and will decline throughout the term of the loan based on amortization of principal amounts. PCI pays a fixed interest rate of 6.96% on the notional amount and receives a variable interest rate based on LIBOR. In 1997, the average rate received was 5.69%. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period. The swap is subject to market risk of changes in interest rates.

FINANCIAL INSTRUMENTS - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximates fair value. The estimated fair value of total long-term debt at December 31, 1997 and 1996 was $4.2 billion and $4 billion, respectively, compared to the carrying amount of $4 billion and $3.9 billion, respectively. Investments in debt and equity securities are classified as "available for sale."


NOTE 11 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS - Detroit Edison has entered into purchase commitments of approximately $621 million at December 31, 1997, which includes, among other things, line construction and clearance costs. Detroit Edison also has entered into long-term fuel supply commitments of approximately $500 million.

Detroit Edison has an Energy Purchase Agreement (Agreement) for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through the year 2008 and electricity through June 30,

2024. Purchases of steam and electricity were $34.3 million, $30.2 million and $28.2 million for 1997, 1996 and 1995, respectively. Annual purchase commitments are approximately $36 million, $37 million, $39 million, $40 million and $41 million for 1998, 1999, 2000, 2001 and 2002, respectively. See Note 13 relating to steam heating special charges.

In October 1995, the MPSC issued an Order approving Detroit Edison's six-year capacity and energy purchase agreement with Ontario Hydro. Ontario Hydro agreed to sell Detroit Edison 300 MW of capacity from mid-May through mid-September. This purchase will offset a concurrent agreement to lease approximately a third of Detroit Edison's Ludington 917 MW capacity to Toledo Edison for the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase is an estimated reduction in PSCR expense of $74 million which will be refunded to Detroit Edison customers over the life of the agreement.

In December 1997, Detroit Edison and Consumers Energy entered into a three-year contract to implement an energy exchange and also to sell additional off-peak energy to Ontario Hydro. The energy exchange requires Detroit Edison and Consumers Energy to jointly supply 1,500 GWh of off-peak energy during the first four months of each year to Ontario Hydro. Ontario Hydro is required to return the energy to Detroit Edison and Consumers Energy during the summer months. The energy exchange agreement modifies the existing six-year capacity and energy agreement with Detroit Edison, by allowing an energy exchange instead of an energy purchase. In addition, Ontario Hydro agreed to purchase an additional 1,500 to 2,000 GWh annually of off-peak energy from Detroit Edison and Consumers Energy.

CONTINGENCIES - LEGAL PROCEEDINGS - Plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison,) as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan,) allege that Detroit Edison has engaged in age, racial and national origin discrimination in employment. On February 6, 1998, Detroit Edison and the other parties to the three actions agreed to settle the Gilford, Sanchez and Frazier individual and class claims through binding arbitration. The agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million (subject to a potential $3 million upward adjustment that may be possible if the class size increases by a specified number) after the conclusion of all related proceedings. An amount related to this agreement was accrued in 1997.

OTHER - In addition to the matters reported herein, the Company and its subsidiaries are involved in litigation and environmental matters dealing with the numerous aspects of their business operations. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position, results of operations and cash flows.

See Notes 2 and 3 for a discussion of contingencies related to Fermi 2 and Regulatory Matters.


NOTE 12 - EMPLOYEE BENEFITS

RETIREMENT PLAN - Detroit Edison has a trusteed and non-contributory defined benefit retirement plan (Plan) covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employees' years of benefit service, average final compensation and age at retirement. Detroit Edison's policy is to fund pension cost calculated under the projected unit credit actuarial cost method. The Company was operating under the IRS full funding limitation and, therefore, did not make a contribution to the Plan in 1997. Contributions were made to the Plan totaling $16 million and $29.6 million for 1996 and 1995, respectively.


Net pension cost included the following components:
---------------------------------------------------------------------------------------------------------------------------------
                                                           1997                   1996                1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (Millions)
Service cost - benefits earned during the period     $           27          $           25       $         22
Interest cost on projected benefit obligation                    86                      82                 79
Actual return on Plan assets                                   (163)                   (120)              (164)
Net amortization and deferral                                    60                      19                 65
                                                     ----------------------------------------------------------------------------
Net pension cost                                     $           10          $            6       $          2
                                                     ============================================================================
---------------------------------------------------------------------------------------------------------------------------------


Assumptions used in determining net pension cost are as follows:
---------------------------------------------------------------------------------------------------------------------------------
                                                                        1997         1996       1995
---------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                           7.5%         7.5%        8.0%
Annual increase in future compensation levels                           4.5          4.5         4.5
Expected long-term rate of return on Plan assets                        9.0          9.0         9.5
---------------------------------------------------------------------------------------------------------------------------------


The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet:

-------------------------------------------------------------------------------
                                                              December 31
                                                          ------------------
                                                              1997      1996
-------------------------------------------------------------------------------
                                                               (Millions)
     Plan assets at fair value, primarily equity
      and debt securities                                  $  1,347    $  1,232
                                                          ---------------------
     Less actuarial present value of benefit obligation:
       Accumulated benefit obligation, including vested
          benefits of $1,047 and $994, respectively           1,123       1,022
       Increase in future compensation levels                   171         154
                                                          ---------------------

       Projected benefit obligation                           1,294       1,176
                                                          ---------------------


     Plan assets in excess of projected benefit obligation      53      56
     Unrecognized net asset resulting from initial
       application                                             (20)    (24)
     Unrecognized net (gain) loss                               (4)      2
     Unrecognized prior service cost                            52      58
                                                            --------------

     Asset recorded in the Consolidated Balance Sheet       $   81  $   92
                                                            ==============
----------------------------------------------------------------------------------



Assumptions used in determining the projected benefit obligation are as follows:


----------------------------------------------------------------------------------
                                                       December 31
                                                     -----------------
                                                     1997        1996
----------------------------------------------------------------------------------
      Discount rate                                   7.0 %       7.5 %
      Annual increase in future compensation levels   4.5         4.5
----------------------------------------------------------------------------------


The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

In addition to the Plan, there are several supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.

LONG-TERM INCENTIVE PLAN - The Company adopted a Long-Term Incentive Plan
(LTIP) in 1995. Under the LTIP, certain key employees may be granted restricted common stock, stock options, stock appreciation rights, performance shares and performance units. Common stock granted under the LTIP may not exceed 7.2 million shares. Performance units (which have face amount of $1) granted under the LTIP may not exceed 25 million in the aggregate. As of December 31, 1997, no stock appreciation rights, performance shares or performance units have been granted under the LTIP.

Under the LTIP, shares of restricted common stock were awarded to officers of Detroit Edison and are restricted for a period not exceeding four years. All shares are subject to forfeiture if specified performance measures are not met. There are no exercise prices related to these shares. During the applicable restriction period, the recipient has all the voting, dividend and other rights of a record holder except that the shares are nontransferable, and non-cash distributions paid upon the shares would be subject to transfer restrictions and risk of forfeiture to the same extent as the shares themselves. The shares were recorded at the market value on the date of grant and amortized to expense based on the award that was expected to vest and the period to which the related employee services were to be rendered. Restricted common stock awarded and annual expense for the year ended December 31 was:

------------------------------------------------------------------------------
                                                     1997     1996     1995
------------------------------------------------------------------------------
   Restricted common shares awarded                  68,500   56,000   66,500
   Weighted average market price of shares awarded  $ 28.38  $ 34.28  $ 28.90
   Annual expense (in thousands)                    $   222  $ 1,165  $   571
------------------------------------------------------------------------------



Under the LTIP, stock options were issued in 1997 and will become exercisable at a rate of 25% each year over the next four years. The options will expire 10 years after the date of the grant. The option exercise price equals the fair market value of the stock on the date that the option was granted. In 1997, 310,500 shares were granted at a weighted average exercise price of $28.38. No amounts were forfeited or expired during 1997.

The Company continues to apply APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recorded for options granted. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the pro forma information as if the Company has accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a modified Black/Scholes option pricing model - American style, a risk-free interest rate of 6.83%, a dividend yield of 7.26%, an expected volatility of 18.31%, and an expected life of 10 years. The fair value of the options granted in 1997 was $4.15 per option. The pro forma effect of these options was to reduce net income for the year ending December 31, 1997, by $244,000. There was no pro forma effect on EPS.

SAVINGS & INVESTMENT PLANS - Detroit Edison has voluntarily defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Detroit Edison matches employee contributions up to 8% of base compensation. Matching contributions were $19.8 million, $17.2 million and $13.7 million for 1997, 1996 and 1995, respectively.

OTHER POSTRETIREMENT BENEFITS - Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison's employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.

Net other postretirement benefits cost included the following components:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                1997              1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Millions)
Service cost - benefits earned during the period                $ 19              $ 20            $ 17
Interest cost on accumulated postretirement
 benefit obligation                                               39                40              40
Actual return on assets                                          (39)              (19)            (17)
Net amortization and deferral                                     40                26              32
                                                                --------------------------------------------------------------------

Net other postretirement benefits cost                          $ 59              $ 67            $ 72
                                                                ====================================================================



Assumptions used in determining net other postretirement benefits cost are as follows:
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  1997                 1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                     7.5%                 7.5%            8.0%
Annual increase in future compensation levels                     4.5                  4.5             4.5
Expected long-term rate of return on assets                       8.5                  8.5             8.5


The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                    December 31
                                                    -------------------------------------------
                                                        1997                            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (Millions)
Actuarial present value of benefit obligation:
  Retirees, spouses and surviving spouses            $     289                         $  312
  Fully eligible active participants                        91                             74
  Other active participants                                200                            197
                                                     -------------------------------------------
Accumulated postretirement benefit obligation              580                            583

Less assets at fair value, primarily
  equity and debt securities                               309                            208
                                                     -------------------------------------------
Benefit obligation in excess of assets                     271                            375

Unrecognized transition obligation                        (308)                          (328)
Unrecognized net gain (loss)                                16                            (41)
                                                     -------------------------------------------
(Asset) Liability recorded as (Deferred Debits)
  Other Non-Current Liabilities in the Consolidated
  Balance Sheet                                      $     (21)                        $    6
                                                     ===========================================
-----------------------------------------------------------------------------------------------------------------------------------

Assumptions used in determining the accumulated benefit obligation are as follows:

-------------------------------------------------------------------------------
                                                      December 31
                                                 1997             1996
-------------------------------------------------------------------------------
Discount rate                                    7.0 %            7.5 %
Annual increase in future compensation levels    4.5              4.5
-------------------------------------------------------------------------------




Benefit costs were calculated assuming health care cost trend rates beginning at 9.1% for 1998 and decreasing to 5.0% in 2008 and thereafter for persons under age 65 and decreasing from 6.1% to 5.0% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $9 million for 1997 and increase the accumulated benefit obligation by $75 million at December 31, 1997.


NOTE 13 - STEAM HEATING SPECIAL CHARGES

As part of a review of the operations of Detroit Edison's steam heating business, in 1995, the remaining book value of steam heating plant assets of $42 million ($32 million after-tax) or $0.22 cents per share, was written off. In 1996, a special charge to net income of $149 million ($97 million after-tax) or $0.67 cents per share was recorded. The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under the agreement with the Detroit Resource Recovery Facility, expenditures for closure of a portion of the steam heating system and improvements in service to remaining customers. The reserve for steam purchase commitments was recorded at its present value, therefore Detroit Edison will record non-cash accretion expense during the period 1997 through 2008. In addition, beginning in 1997, amortization of the reserve for steam purchase commitments is netted against losses on steam purchases recorded in fuel and purchased power expense.


NOTE 14 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


-----------------------------------------------------------------------------------
                                             1997 Quarter Ended
                           --------------------------------------------------------
                           Mar. 31       June 30       Sept. 30        Dec. 31
-----------------------------------------------------------------------------------
                                 (Millions, except per share amounts)
Operating Revenues         $  868       $   892       $ 1,030        $   974
Operating Income              202           225           285            289
Net Income                     71            85           132            129
Earnings Per Common Share    0.49          0.59          0.91           0.89
-----------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                        1996 Quarter Ended
                          -----------------------------------------------------
                           Mar. 31      June 30     Sept. 30     Dec. 31
-------------------------------------------------------------------------------
                                 (Millions, except per share amounts)
Operating Revenues          $  910      $  871       $  977       $  887
Operating Income               263         211          154          204
Net Income                     108          78           45           78
Earnings Per Common Share     0.75        0.54         0.31         0.54
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------




The third quarter of 1996 includes the steam heating special charge to net income of $149 million ($97 million after-tax) or $0.67 per share. See Note 13.

The fourth quarter of 1996 includes a provision for Fermi 2 capacity factor disallowances in the period 1996-1998 and for reduced efficiency of the Fermi 2 turbine in 1995 and 1996 of $20 million ($13 million after-tax) or $0.09 per share. See Note 3.

EPS amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from DTE Energy Company's definitive Proxy Statement for its 1998 Annual Meeting of Common Shareholders to be held April 27, 1998, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

            ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY
                                     PART I

ITEM 1 - BUSINESS.

     See the Company's "Item 1 - Business" which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                             PRESENT
                                                                                                            POSITION
           NAME                    AGE(a)                    PRESENT POSITION                              HELD SINCE
-----------------------------------------------------------------------------------------------------------------------------------
    John E. Lobbia...............    56      Chairman of the Board and Chief Executive Officer                5-1-90
    Anthony F. Earley, Jr........    48      President and Chief Operating Officer                            3-1-94
    Larry G. Garberding..........    59      Executive Vice President and Chief Financial Officer             8-1-90
    Gerard M. Anderson...........    39      Executive Vice President                                         4-1-97
    Robert J. Buckler............    48      Executive Vice President                                         4-1-97
    Michael E. Champley..........    49      Senior Vice President                                            4-1-97
    Douglas R. Gipson............    50      Senior Vice President-Nuclear Generation                         4-1-93
    Susan M. Beale...............    49      Vice President and Corporate Secretary                          3-27-95
    Leslie L. Loomans............    54      Vice President and Treasurer                                    10-1-89
    David E. Meador..............    40      Vice President and Controller                                   3-29-97
    Christopher C. Nern..........    53      Vice President and General Counsel                               6-1-93
    Michael C. Porter............    44      Vice President - Corporate Communications                       9-22-97
    Haven E. Cockerham...........    50      Vice President                                                   6-1-94
    William R. Roller............    52      Vice President                                                  4-22-96
    S. Martin Taylor.............    57      Vice President                                                 11-28-94

    (a)  As of December 31, 1997

     Under Detroit Edison By-Laws, the officers of Detroit Edison are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Anderson, Cockerham, Earley, Meador and Porter, all of the above officers have been employed by Detroit Edison in one or more management capacities during the past five years.

     Gerard M. Anderson was a senior engagement manager at McKinsey & Company, Inc., a management consulting firm, from 1988 to 1993. Effective December 1, 1993, he was elected Vice President of Detroit Edison and effective April 1, 1997, he was elected Executive Vice President.

     Haven E. Cockerham was president of Cockerham, McCain & Associates, Inc., a management, business development and human resources consulting firm in Columbia, South Carolina, from 1991 until 1994.

     Anthony F. Earley, Jr., was President and Chief Operating Officer of Long Island Lighting Company, an electric and gas utility company serving Long Island, New York, from 1989 to 1994. Effective March 1, 1994, he was elected President and Chief Operating Officer and a member of the Board of Directors of Detroit Edison.

     David E. Meador was Controller, Mopar Parts Division, at Chrysler Corporation, an international automotive manufacturer, from November 1996 until February 1997. From 1986 to 1996, he held a variety of executive financial positions at Chrysler. Effective February 28, 1997, he was elected Vice President and effective March 29, 1997, he assumed the duties of Controller.

     Michael C. Porter was Senior Vice President and Managing Director at McCann-Erickson in Detroit from 1994 to September 1997 and Vice President of Marketing for The Stroh Brewery Company in Detroit from 1990 to 1994. Effective September 22, 1997, he was elected Vice President - Corporate Communications.

ITEM 2 - PROPERTIES.

     See the Company's "Item 2 - Properties - Detroit Edison," which is incorporated herein by this reference.

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

     The amount of future dividends paid by Detroit Edison to the Company will depend on Detroit Edison's earnings, financial condition and other factors, including the effects of utility restructuring efforts, each of which is periodically reviewed by Detroit Edison's Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA.

                                                                  Year Ended December 31
                                             -----------------------------------------------------------------
                                             1997           1996           1995            1994           1993
                                             ----           ----           ----            ----           ----
                                                                        (Millions)
Operating Revenues....................   $    3,657     $    3,642      $    3,636     $    3,519      $   3,555
Net Income............................   $      417     $      328      $      434     $      420      $     522
Net Income Available
   for Common Stock...................   $      405     $      312      $      406     $      390      $     491
At year end:
   Total Assets.......................   $   10,745     $   10,874      $   11,131     $   10,993      $  11,135
   Long-Term Debt
     Obligations (including capital
     leases) and Redeemable
     Preferred and Preference
     Stock Outstanding................   $    3,812     $    4,000      $    4,004     $    3,980      $   4,008

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Company's and Detroit Edison's "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages 26 through 60 (except for Note 5 and Note 14 below).

NOTE 5 - INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:

--------------------------------------------------------------------------------
                                                   Percent of Income Before Tax
                                                   ----------------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
Statutory income tax rate                            35.0 %    35.0  %   35.0 %
     Deferred Fermi 2 depreciation and return         4.5       5.2       3.7
     Investment tax credit                           (2.0)     (2.7)     (2.1)
     Depreciation                                     4.5       5.9       3.3
     Removal costs                                   (1.5)     (2.2)     (1.5)
     Other-net                                        0.4      (0.5)      1.1
                                                -------------------------------
Effective income tax rate                            40.9 %    40.7  %   39.5 %
                                                ===============================

--------------------------------------------------------------------------------

Components of income tax expense are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                     1997             1996                1995
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Millions)
   Current federal tax expense                                $         308     $         224      $         221
   Deferred federal tax expense - net                                    (6)               16                 79
   Investment tax credits                                               (14)              (15)               (17)
                                                              --------------    -------------      -------------
     Total                                                    $         288     $         225      $         283
                                                              -------------     -------------      -------------

-------------------------------------------------------------------------------------------------------------------

The Fermi 2 phase-in plan required Detroit Edison to record additional deferred income tax expense related to deferred depreciation totaling $33.5 million, with this amount amortized to income over the six-year period ending December 31, 1998.

Deferred income tax assets (liabilities) are comprised of the following at December 31:

-------------------------------------------------------------------------------------------------------------------
                                                                          1997                        1996
-------------------------------------------------------------------------------------------------------------------
                                                                                    (Millions)
   Property                                                      $          (2,233)           $         (2,220)
   Fermi 2 deferred depreciation
       and return                                                              (37)                        (85)
   Property taxes                                                              (62)                        (58)
   Investment tax credit                                                       162                         170
   Reacquired debt losses                                                      (35)                        (39)
   Contributions in aid of construction                                         55                          47
   Other                                                         $             114                         118
                                                                 -----------------            ----------------
                                                                            (2,036)           $         (2,067)
                                                                 ==================           ================

   Deferred income tax liabilities                               $          (2,560)           $         (2,593)
   Deferred income tax assets                                                  524                         526
                                                                 -----------------            ----------------
                                                                 $          (2,036)           $         (2,067)
                                                                 ==================           ================

NOTE 14 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                    1997 Quarter Ended
                                           ------------------------------------------------------------------------
                                            Mar. 31           June 30            Sept. 30          Dec. 31
-------------------------------------------------------------------------------------------------------------------
                                                            (Millions, except per share amounts)
Operating Revenues                          $   864           $   878            $   985           $   930
Operating Income                                203               225                285               290
Net Income                                       74                86                128               129
-------------------------------------------------------------------------------------------------------------------

                                            1996 Quarter Ended
                             ---------------------------------------------------
                             Mar. 31     June 30       Sept. 30     Dec. 31
--------------------------------------------------------------------------------
                                    (Millions, except per share amounts)
Operating Revenues           $   909     $   871       $   976      $   886
Operating Income                 264         212           156          209
Net Income                       116          81            48           83
--------------------------------------------------------------------------------

================================================================================


The third quarter of 1996 includes the steam heating special charge to net income of $149 million ($97 million after-tax) or $0.67 per share. See Note 13.

The fourth quarter of 1996 includes a provision for Fermi 2 capacity factor disallowances in the period 1996-1998 and for reduced efficiency of the Fermi 2 turbine in 1995 and 1996 of $20 million ($13 million after-tax) or $0.09 per share. See Note 3.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEMS 10, 11, 12 AND 13

     See the Company's "Items 10, 11, 12 and 13" which is incorporated herein by this reference, except for the information required by Item 10 with respect to executive officers of the Registrant which is included in Part 1 of this report. All of Detroit Edison's directors are the same as the Company's directors.

              ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY
                        AND THE DETROIT EDISON COMPANY

                                   PART IV

ITEM 14 -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this Annual Report on Form 10-K.

              (1) Consolidated financial statements.  See "Item 8 Financial
                  Statements and Supplementary Data" on page 26.

              (2) Financial statement schedules.  See "Item 8 Financial
                  Statements and Supplementary Data" on page 26.

              (3) Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).


                 (i)      Exhibits filed herewith.

                               Exhibit
                               Number
                               -----

                                 4-183 -    $60,000,000  Support  Agreement
                                          dated as of  January  21,  1998
                                          between DTE Energy Company and DTE
                                          Capital Corporation.

                                 4-184 -    $400,000,000 Support Agreement,
                                          dated as of January 21, 1998, between
                                          DTE Energy Company and DTE Capital
                                          Corporation.

                                 4-185 -    Fourth Amendment to Trust Agreement
                                          Between Fidelity Management Trust
                                          Company and The Detroit Edison Company
                                          (July 1996).

                                 4-186 -    Fifth Amendment to Trust Agreement
                                          Between Fidelity Management Trust
                                          Company and The Detroit Edison Company
                                          (December 1997).

                                10-10* -    Fourth Restatement of The Retirement
                                          Reparation Plan for Certain Employees
                                          of The Detroit Edison Company (October
                                          1997).

                              Exhibit
                              Number
                              -----

                                10-11* -  Fourth Restatement of The Benefit
                                          Equalization Plan for Certain
                                          Employees of The Detroit Edison
                                          Company (October 1997).

                                10-12* -  The Detroit Edison Company Key
                                          Employee Deferred Compensation Plan
                                          (October 1997).

                                10-13* - The Detroit Edison Company Executive Incentive Plan (October 1997).

                                10-14* -  Fifth Restatement of The Detroit
                                          Edison Company Management Supplemental
                                          Benefit Plan (October 1977).

                                10-15* - The Detroit Edison Company Shareholder Value Improvement Plan-A (October
                                          1997).

                                10-16* -  Trust Agreement for DTE Energy
                                          Company Change-In-Control Severance
                                          Agreements between DTE Energy Company
                                          and Wachovia Bank, N.A.

                                 11-10 - DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

                                  12-8 -  DTE Energy Company Computation of
                                          Ratio of Earnings to Fixed Charges.

                                  12-9 -  The Detroit Edison Company
                                          Computation of Ratio of Earnings to
                                          Fixed Charges.

                                 12-10 -  DTE Energy Company Computation of
                                          Ratio of Earnings to Fixed Charges and
                                          Preferred Stock Dividends.

                                 12-11 -  The Detroit Edison Company
                                          Computation of Ratio of Earnings to
                                          Fixed Charges and Preferred Stock
                                          Dividends.

                                  21-2 -  Subsidiaries of the Company and
                                          Detroit Edison.

                                 23-11 -  Consent of Deloitte & Touche LLP.

                                 27-17 -  Financial  Data  Schedule  for the
                                          period  ended  December 31, 1997 for
                                          DTE Energy Company.

                                 27-18 -  Financial  Data  Schedule  for the
                                          period  ended  December 31, 1997
                                          for The Detroit Edison Company.

                                Exhibit
                                Number
                                ------

                                 99-27 - Amended and Restated Credit Agreement, Dated as of January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bank of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger.

                 (ii)     Exhibits incorporated herein by reference.

                                  3(a) -  Amended and Restated Articles of
                                          Incorporation of DTE Energy Company,
                                          dated December 13, 1995. (Exhibit 3-5
                                          to Form 10-Q for quarter ended
                                          September 30, 1997).

                                  3(b) -  Certificate of Designation of Series
                                          A Junior Participating Preferred Stock
                                          of DTE Energy Company. (Exhibit 3-6 to
                                          Form 10-Q for quarter ended September
                                          30, 1997).

                                  3(c) -  Restated Articles of Incorporation
                                          of Detroit Edison, as filed December
                                          10, 1991 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau (Exhibit 4-117
                                          to Form 10-Q for quarter ended March
                                          31, 1993).

                                  3(d) -  Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.75% Series as filed February
                                          22, 1993 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau (Exhibit 4-134
                                          to Form 10-Q for quarter ended March
                                          31, 1993).

                                  3(e) -  Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.74% Series, as filed April
                                          21, 1993 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau (Exhibit 4-140
                                          to Form 10-Q for quarter ended March
                                          31, 1993).

                                  3(f) -  Rights Agreement, dated as of
                                          September 23, 1997, by and between DTE
                                          Energy Company and The Detroit Edison
                                          Company, as Rights Agent (Exhibit 4-1
                                          to DTE Energy Company Current Report
                                          on Form 8-K, dated September 22,
                                          1997).

                                  3(g) -  Agreement and Plan of Exchange
                                          (Exhibit 1(2) to DTE Energy Form 8-B
                                          filed January 2, 1996, File No.
                                          1-11607).

                    Exhibit
                    Number
                    ------

                    3(h) -  Bylaws of DTE Energy Company, as
                            amended through September 22, 1997.
                            (Exhibit 3-7 to Form 10-Q for quarter
                            ended September 30, 1997).

                    3(i) -  Bylaws of The Detroit Edison
                            Company, as amended through September
                            22, 1997. (Exhibit 3-8 to Form 10-Q
                            for quarter ended September 30, 1997).

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

                 Exhibit
                 Number
                 ------

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

            Exhibit
            Number
            ------

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

           *10(a) -     Certain  arrangements  pertaining to
                        the  employment  of Michael C.
                        Porter. (Exhibit 10-8* to Form 10-Q
                        for Quarter ended September 30, 1997).

                    Exhibit
                    Number
                    ------

                    10(b) - Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C.
                              Champley, Haven C. Cockerham, Anthony
                              F. Earley, Jr., Larry G. Garberding,
                              Douglas R. Gipson, John E. Lobbia,
                              Leslie L. Loomans, David E. Meador,
                              Christopher C. Nern, Michael C.
                              Porter, William R. Roller and S.
                              Martin Taylor. (Exhibit 10-9* to Form
                              10-Q for quarter ended September 30,
                              1997).

                    *10(c) -  Form of 1995 Indemnification
                              Agreement between the Company and its
                              directors and officers (Exhibit 3L
                              (10-1) to DTE Energy Company Form 8-B
                              dated January 2, 1996).

                    *10(d) -  Form of Indemnification Agreement
                              between Detroit Edison and its
                              officers other than those identified
                              in *10(l) (Exhibit 10-41 to Detroit
                              Edison's Form 10-Q for quarter ended
                              June 30, 1993).

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

                    *10(i) -  Certain arrangements pertaining to
                              the employment of Larry G. Garberding
                              (Exhibit 28-52 to Detroit Edison's
                              Form 10-Q for quarter ended June 30,
                              1990).

                    *10(j) -  Form of Indemnification Agreement,
                              between Detroit Edison and (1) John E.
                              Lobbia, (2) Larry G. Garberding and
                              (3) Anthony F. Earley, Jr. (Exhibit
                              19-7 to Detroit Edison's Form 10-Q for
                              quarter ended March 31, 1992).

                    Exhibit
                    Number
                    ------

                    *10(k) -  Form of Indemnification Agreement
                              between Detroit Edison and its
                              directors (Exhibit 19-8 to Detroit
                              Edison's Form 10-Q for quarter ended
                              March 31, 1992).

                    *10(l) -  Executive Vehicle Program, dated
                              October 1, 1993 (Exhibit 10-47 to
                              Detroit Edison's Form 10-Q for quarter
                              ended September 30, 1993).

                    *10(m) - Amendment No. 1 to Executive Vehicle Plan, November 1993 (Exhibit 10-58 to Detroit Edison's Form 10-K for year ended December 31, 1993).

                    *10(n) -  Certain arrangements pertaining to
                              the employment of Gerard M. Anderson
                              (Exhibit 10-40 to Detroit Edison's
                              Form 10-K for year ended December 31,
                              1993).

                    *10(o) -  Third Restatement of The Detroit
                              Edison Company Plan for Deferring the
                              Payment of Directors' Fees (January 1,
                              1996) (Exhibit 3L (10-19) to DTE
                              Energy Form 8-B dated January 2,
                              1996).

                    *10(p) - DTE Energy Company Retirement Plan for Non-Employee Directors (January 1,
                              1996) (Exhibit 3L (10-20) to DTE
                              Energy Form 8-B dated January 2,
                              1996).

                    *10(q) -  DTE Energy Company Plan for
                              Deferring the Payment of Directors'
                              Fees (January 1, 1996) (Exhibit 3L
                              (10-21) to DTE Energy Form 8-B dated
                              January 2, 1996).

                    *10(r) -  Long-Term Incentive Plan (Exhibit
                              10-3 to Form 10-K for year ended
                              December 31, 1996).

                    *10(s) -  1997 Executive Incentive Plan
                              Measures (Exhibit *10-7 to Form 10-Q
                              for quarter ended March 31, 1997).

                    *10(t) -  Certain arrangements pertaining to
                              the employment of David E. Meador
                              (Exhibit 10-5 to Form 10-K for year
                              ended December 31, 1996).

                    *10(u) -  Amended and Restated Supplemental
                              Long-Term Disability Plan, dated
                              January 27, 1997. (Exhibit *10-4 to
                              Form 10-K for year ended December 31,
                              1996).

                     99(a) -  Belle River Participation Agreement
                              between Detroit Edison and Michigan
                              Public Power Agency, dated as of
                              December 1, 1982 (Exhibit 28-5 to
                              Registration No. 2-81501).

                    Exhibit
                    Number
                    ------

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

                     99(f) -  Third Amendment, dated as of August
                              28, 1997, to 1988 Amended and Restated
                              Loan Agreement between Detroit Edison
                              and Renaissance. (Exhibit 99-22 to
                              Form 10-Q for quarter ended September
                              30, 1997).

                     99(g) -  $200,000,000 364-Day Credit
                              Agreement, dated as of September 1,
                              1993, among Detroit Edison,
                              Renaissance and Barclays Bank PLC, New
                              York Branch, as Agent (Exhibit 99-12
                              to Registration No. 33-50325).

                     99(h) -  First Amendment, dated as of August
                              31, 1994, to $200,000,000 364-Day
                              Credit Agreement, dated September 1,
                              1993, among The Detroit Edison
                              Company, Renaissance, the Banks
                              party thereto and Barclays
                              Bank, PLC, New York Branch, as Agent
                              (Exhibit 99-19 to Form 10-Q for
                              quarter ended September 30, 1994).

                     99(i) -  Third Amendment, dated as of March
                              8, 1996, to $200,000,000 364-Day
                              Credit Agreement, dated September 1,
                              1993, as amended, among Detroit
                              Edison, Renaissance, the Banks party
                              thereto and Barclays Bank, PLC, New
                              York Branch, as Agent (Exhibit 99-11
                              to Form 10-Q for quarter ended March
                              31, 1996).

                    Exhibit
                    Number
                    ------

                     99(j) - Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day
                              Credit Agreement as of September 1,
                              1990, as amended, among Detroit
                              Edison, Renaissance, the Banks party
                              thereto and Barclays Bank, PLC, New
                              York Branch, as Agent (Exhibit 99-13
                              to Form 10-Q for quarter ended
                              September 30, 1996).

                     99(k) - Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year
                              Credit Agreement, dated as of
                              September 1, 1993, as amended, among
                              Detroit Edison, Renaissance, the Banks
                              Party thereto and Barclays Bank PLC,
                              New York Branch, as Agent. (Exhibit
                              99-24 to Form 10-Q for quarter ended
                              September 30, 1997).

                     99(l) -  $200,000,000 Three-Year Credit
                              Agreement, dated September 1, 1993,
                              among Detroit Edison, Renaissance and
                              Barclays Bank, PLC, New York Branch,
                              as Agent (Exhibit 99-13 to
                              Registration No. 33-50325).

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

                     99(n) -  Third Amendment, dated as of March
                              8, 1996, to $200,000,000 Three-Year
                              Credit Agreement, dated September 1,
                              1993, as amended among Detroit Edison,
                              Renaissance, the Banks party thereto
                              and Barclays Bank, PLC, New York
                              Branch, as Agent (Exhibit 99-12 to
                              Form 10-Q for quarter ended March 31,
                              1996).

                     99(o) -  Fourth Amendment, dated as of
                              September 1, 1996, to $200,000,000
                              Multi-Year (formerly Three-Year)
                              Credit Agreement, dated as of
                              September 1, 1993, as amended among
                              Detroit Edison, Renaissance, the Banks
                              party thereto and Barclays Bank, PLC,
                              New York Branch, as Agent (Exhibit
                              99-14 to Form 10-Q for quarter ended
                              September 30, 1996).

                     Exhibit
                     Number
                     ------

                     99(p) -  Fifth Amendment, dated as of August
                              28, 1997, to $200,000,000 364-Day
                              Credit Agreement, dated as of
                              September 1, 1990, as amended, among
                              Detroit Edison, Renaissance, the Banks
                              Party thereto and Barclays Bank PLC,
                              New York Branch, as Agent. (Exhibit
                              99-25 to Form 10-Q for quarter ended
                              September 30, 1997).

                     99(q) -  1988 Amended and Restated Nuclear
                              Fuel Heat Purchase Contract, dated
                              October 4, 1988, between Detroit
                              Edison and Renaissance (Exhibit 99-9
                              to Registration No. 33-50325).

                     99(r) -  First Amendment to 1988 Amended and
                              Restated Nuclear Fuel Heat Purchase
                              Contract, dated as of February 1,
                              1990, between Detroit Edison and
                              Renaissance (Exhibit 99-10 to
                              Registration No. 33-50325).

                     99(s) -  Second  Amendment,  dated as of
                              September 1, 1993, to 1988 Amended and
                              Restated Nuclear Fuel Heat Purchase
                              Contract between Detroit Edison and
                              Renaissance (Exhibit 99-11 to
                              Registration No. 33-50325).

                     99(t) -  Third Amendment, dated as of August
                              31, 1994, to 1988 Amended and Restated
                              Nuclear Fuel Heat Purchase Contract,
                              dated October 4, 1988, between
                              Detroit Edison and Renaissance
                              (Exhibit 99-21 to Form 10-Q for
                              quarter ended September 30, 1994).

                     99(u) -  Fourth Amendment, dated as of March
                              8, 1996, to 1988 Amended and Restated
                              Nuclear Fuel Heat Purchase Contract
                              Agreement, dated as of October 4,
                              1988, between Detroit Edison and
                              Renaissance (Exhibit 99-10 to Form
                              10-Q for quarter ended March 31,
                              1996).

                     99(v) -  Sixth Amendment, dated as of August
                              28, 1997, to 1988 Amended and Restated
                              Nuclear Fuel Heat Purchase Contract
                              between Detroit Edison and
                              Renaissance. (Exhibit 99-23 to Form
                              10-Q for quarter ended September 30,
                              1997).

                      Exhibit
                      Number
                      ------

                      99(w) -  Standby Note Purchase  Credit
                               Facility, dated as of September 12,
                               1997, among Detroit Edison and the
                               Bank's Signatory thereto and The
                               Chase Manhattan Bank, as
                               Administrative Agent, and Citicorp
                               Securities, Inc., Lehman Brokers,
                               Inc., as Remarketing Agents and Chase
                               Securities, Inc. as Arranger. (Exhibit
                               999-26 to Form 10-Q for quarter ended
                               September 30, 1997).

                      99(x) -  Master Trust Agreement ("Master
                               Trust"), dated as of June 30, 1994,
                               between Detroit Edison and Fidelity
                               Management Trust Company relating to
                               the Savings & Investment Plans
                               (Exhibit 4-167 to Form 10-Q for
                               quarter ended June 30, 1994).

                      99(y) -  First  Amendment,  effective as of
                               February 1, 1995, to Master Trust
                               (Exhibit 4-10 to Registration No.
                               333-00023).

                      99(z) - Second Amendment, effective as of February 1, 1995 to Master Trust
                               (Exhibit 4-11 to Registration No.
                               333-00023).

                     99(aa) -  Third  Amendment,  effective
                               January 1, 1996, to Master Trust
                               (Exhibit 4-12 to Registration No.
                               333-00023).

                     99(bb) -  The Detroit Edison Company
                               Irrevocable Grantor Trust for The
                               Detroit Edison Company Savings
                               Reparation Plan (Exhibit 99-1 to Form
                               10-K for year ended December 31,
                               1996).

                     99(cc) -  The Detroit Edison Company
                               Irrevocable Grantor Trust for The
                               Detroit Edison Company Retirement
                               Reparation Plan (Exhibit 99-2 to Form
                               10-K for year ended December 31,
                               1996).

                     99(dd) -  The Detroit Edison Company
                               Irrevocable Grantor Trust for The
                               Detroit Edison Company Management
                               Supplemental Benefit Plan (Exhibit
                               99-3 to Form 10-K for year ended
                               December 31, 1996).

                     99(ee) -  The Detroit Edison Company
                               Irrevocable Grantor Trust for The
                               Detroit Edison Company Benefit
                               Equalization Plan (Exhibit 99-4 to
                               Form 10-K for year ended December 31,
                               1996).

                     Exhibit
                     Number
                     ------

                     99(ff) -  The Detroit Edison Company
                               Irrevocable Grantor Trust for The
                               Detroit Edison Company Plan for
                               Deferring the Payment of Directors'
                               Fees (Exhibit 99-5 to Form 10-K for
                               year ended December 31, 1996).

                     99(gg) -  Detroit  Edison  Irrevocable
                               Grantor Trust for DTE Energy
                               Company Retirement Plan for
                               Non-Employee Directors (Exhibit 99-6
                               to Form 10-K for year ended December
                               31, 1996).

                     99(hh) -  DTE Energy Company Irrevocable
                               Grantor Trust for DTE Energy
                               Company Plan for Deferring the Payment
                               of Directors' Fees (Exhibit 99-7 to
                               Form 10-K for year ended December 31,
                               1996).

                     99(ii) -  DTE Energy Company Irrevocable
                               Grantor Trust for DTE Energy
                               Company Retirement Plan for
                               Non-Employee Directors (Exhibit 99-8
                               to Form 10-K for year ended December
                               31, 1996).

       (b) Registrants filed a report on Form 8-K, dated November 4, 1997, discussing a series of MPSC Orders providing for a competitive direct access program for Detroit Edison.

       (c) *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

                             DTE ENERGY COMPANY AND
                           THE DETROIT EDISON COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                          Additions
                                           Balance at           ----------------------------                         Balance
                                           Beginning            Charged to        Charged to                          at End
                                               of               Costs and           Other                               of
Description                                  Period              Expenses        Accounts(a)      Deductions(b)       Period
-----------                                  ------              --------        -----------      -------------       ------
                                                                           (Thousands)
YEAR 1997
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)..................      $  20,000           $  18,738        $  2,657          $ (21,395)       $  20,000

YEAR 1996
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)..................      $  22,000           $  12,756        $  2,763          $ (17,519)       $  20,000


YEAR 1995
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)..................      $  30,000           $   4,849        $  3,253          $ (16,102)       $  22,000

-----------------
(a) Collection of accounts previously written off.

(b) Uncollectible accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                                     DTE ENERGY COMPANY
                                                                      --------------------------------------------------
                                                                                        (Registrant)


   By                    /s/ JOHN E. LOBBIA                      By                /s/ LARRY G. GARBERDING
          --------------------------------------------------          --------------------------------------------------
                           John E. Lobbia                                            Larry G. Garberding
                       Chairman of the Board,                                     Executive Vice President,
                Chief Executive Officer and Director                        Chief Financial Officer and Director


   By                /s/ ANTHONY F. EARLEY, JR.                  By                  /s/ DAVID E. MEADOR
          --------------------------------------------------          --------------------------------------------------
                       Anthony F. Earley, Jr.                                          David E. Meador
                             President,                                         Vice President and Controller
                Chief Operating Officer and Director


   By                  /s/ TERENCE E. ADDERLEY                   By                  /s/ LILLIAN BAUDER
          --------------------------------------------------          --------------------------------------------------
                    Terence E. Adderley, Director                                 Lillian Bauder, Director


   By                   /s/ EUGENE A. MILLER                     By                    /s/ DAVID BING
          --------------------------------------------------          --------------------------------------------------
                     Eugene A. Miller, Director                                     David Bing, Director


   By                  /s/ DEAN E. RICHARDSON                    By                 /s/ WILLIAM C. BROOKS
          --------------------------------------------------          --------------------------------------------------
                    Dean E. Richardson, Director                                 William C. Brooks, Director


   By                   /s/ ALLAN D. GILMOUR                     By                 /s/ ALAN E. SCHWARTZ
          --------------------------------------------------          --------------------------------------------------
                     Allan D. Gilmour, Director                                  Alan E. Schwartz, Director


   By                /s/ THEODORE S. LEIPPRANDT                  By                  /s/ WILLIAM WEGNER
          --------------------------------------------------          --------------------------------------------------
                  Theodore S. Leipprandt, Director                                William Wegner, Director



Date:  February 23, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                 THE DETROIT EDISON COMPANY
                                                                      --------------------------------------------------
                                                                                        (Registrant)


   By                    /s/ JOHN E. LOBBIA                      By                /s/ LARRY G. GARBERDING
          --------------------------------------------------          --------------------------------------------------
                           John E. Lobbia                                            Larry G. Garberding
                       Chairman of the Board,                                     Executive Vice President,
                Chief Executive Officer and Director                        Chief Financial Officer and Director


   By                /s/ ANTHONY F. EARLEY, JR.                  By                  /s/ DAVID E. MEADOR
          --------------------------------------------------          --------------------------------------------------
                       Anthony F. Earley, Jr.                                          David E. Meador
                             President,                                         Vice President and Controller
                Chief Operating Officer and Director


   By                  /s/ TERENCE E. ADDERLEY                   By                  /s/ LILLIAN BAUDER
          --------------------------------------------------          --------------------------------------------------
                    Terence E. Adderley, Director                                 Lillian Bauder, Director


   By                   /s/ EUGENE A. MILLER                     By                    /s/ DAVID BING
          --------------------------------------------------          --------------------------------------------------
                     Eugene A. Miller, Director                                     David Bing, Director


   By                  /s/ DEAN E. RICHARDSON                    By                 /s/ WILLIAM C. BROOKS
          --------------------------------------------------          --------------------------------------------------
                    Dean E. Richardson, Director                                 William C. Brooks, Director


   By                   /s/ ALLAN D. GILMOUR                     By                 /s/ ALAN E. SCHWARTZ
          --------------------------------------------------          --------------------------------------------------
                     Allan D. Gilmour, Director                                  Alan E. Schwartz, Director


   By                /s/ THEODORE S. LEIPPRANDT                  By                  /s/ WILLIAM WEGNER
          --------------------------------------------------          --------------------------------------------------
                  Theodore S. Leipprandt, Director                                William Wegner, Director



Date:  February 23, 1998

                               DTE ENERGY COMPANY
                                                    FILE NO. 1-11707

                           THE DETROIT EDISON COMPANY

                                                    FILE NO. 1-2198

                           ANNUAL REPORTS ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX

        Exhibits filed herewith.

                                 Exhibit
                                 Number                            Page No.
                                 --------                                  -----

                                 4-183  - $60,000,000 Support Agreement dated
                                          as of January 21, 1998 between DTE
                                          Energy Company and DTE Capital
                                          Corporation.

                                 4-184  - $400,000,000 Support Agreement,
                                          dated as of January 21, 1998, between
                                          DTE Energy Company and DTE Capital
                                          Corporation.

                                 4-185  - Fourth Amendment to Trust Agreement
                                          Between Fidelity Management Trust
                                          Company and The Detroit Edison Company
                                          (July 1996).

                                 4-186  - Fifth Amendment to Trust Agreement
                                          Between Fidelity Management Trust
                                          Company and The Detroit Edison Company
                                          (December 1997).

                                10-10*  - Fourth Restatement of The Retirement
                                          Reparation Plan for Certain Employees
                                          of The Detroit Edison Company (October
                                          1997).

                                10-11*  - Fourth Restatement of The Benefit
                                          Equalization Plan for Certain
                                          Employees of The Detroit Edison
                                          Company (October 1997).

                                10-12*  - The  Detroit  Edison  Company  Key
                                          Employee   Deferred   Compensation
                                          Plan (October 1997).

                                10-13*  - The Detroit Edison Company Executive
                                          Incentive Plan (October 1997).

                                10-14* -  Fifth Restatement of The Detroit
                                          Edison Company Management Supplemental
                                          Benefit Plan (October 1977).

                                10-15* -  The Detroit Edison Company
                                          Shareholder Value Improvement Plan-A
                                          (October 1997).

                                10-16* -  Trust Agreement for DTE Energy
                                          Company Change-In-Control Severance
                                          Agreements between DTE Energy Company
                                          and Wachovia Bank, N.A.

                                 11-10 -  DTE Energy Company and Subsidiary
                                          Companies Primary and Fully Diluted
                                          Earnings Per Share of Common Stock.

                                  12-8 -  DTE Energy Company and Subsidiary
                                          Companies Computation of Ratio of
                                          Earnings to Fixed Charges.

                                  12-9 -  The Detroit Edison Company and
                                          Subsidiary Companies Computation of
                                          Ratio of Earnings to Fixed Charges.

                                 12-10 -  DTE Energy Company and Subsidiary
                                          Companies Computation of Ratio of
                                          Earnings to Fixed Charges and
                                          Preferred Stock Dividends.

                                 12-11 -  The Detroit Edison Company and
                                          Subsidiary Companies Computation of
                                          Ratio of Earnings to Fixed Charges and
                                          Preferred Stock Dividends.

                                 21-2  -  Subsidiaries of the Companies and
                                          Detroit Edison.

                                 23-11 -  Consent of Deloitte & Touche LLP.

                                 27-17 -  Financial Data Schedule for the
                                          period ended December 31, 1997 for DTE
                                          Energy Company and Subsidiary
                                          Companies.

                                 27-18 -  Financial Data Schedule for the
                                          period ended December 31, 1997 for The
                                          Detroit Edison Company and Subsidiary
                                          Companies.

                                 99-27 - Amended and Restated Credit Agreement, Dated as of January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bank of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger.

               (ii) Exhibits incorporated herein by reference.   See Page Nos.
                                                                 ___ through ___
                                                                 for location


                                  3(a) -  Amended and Restated Articles of
                                          Incorporation of DTE Energy Company,
                                          dated December 13, 1995.

                                  3(b) -  Certificate of Designation of Series
                                          A Junior Participating Preferred Stock
                                          of DTE Energy Company.

                                  3(c) -  Restated Articles of Incorporation
                                          of Detroit Edison, as filed December
                                          10, 1991 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau.

                                  3(d) -  Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.75% Series as filed February
                                          22, 1993 with the State of Michigan,
                                          Department of Commerce Corporation and
                                          Securities Bureau.

                                  3(e) -  Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.74% Series, as filed April
                                          21, 1993 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau.

                                  3(f) -  Rights Agreement, dated as of
                                          September 23, 1997, by and between DTE
                                          Energy Company and The Detroit Edison
                                          Company, as Rights Agent .

                                  3(g) -  Agreement and Plan of Exchange.

                                  3(h) -  Bylaws of DTE Energy Company, as
                                          amended through September 22, 1997.

                                  3(i) -  Bylaws of The Detroit Edison
                                          Company, as amended through September
                                          22, 1997.

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

                                          September 1, 1947
                                          October 1, 1968

                                          November 15, 1971
                                          January 15, 1973
                                          June 1, 1978
                                          June 30, 1982
                                          August 15, 1982
                                          October 15, 1985
                                          December 31, 1994
                                          November 30, 1987
                                          December 31, 1992
                                          July 15, 1989
                                          December 1, 1989
                                          February 15, 1990
                                          April 1, 1991
                                          May 1, 1991
                                          May 15, 1991
                                          September 1, 1991
                                          November 1, 1991
                                          January 15, 1992
                                          February 29, 1992
                                          April 15, 1992
                                          July 15, 1992
                                          July 31, 1992
                                          November 30, 1992
                                          January 1, 1993
                                          March 1, 1993
                                          March 15, 1993
                                          April 1, 1993
                                          April 26, 1993
                                          May 31, 1993
                                          June 30, 1993
                                          June 30, 1993
                                          September 15, 1993
                                          March 1, 1994
                                          June 15, 1994
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

                                *10(a) -  Certain arrangements pertaining to
                                          the employment of Michael C. Porter.

                                *10(b) - Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C.
                                          Champley, Haven C. Cockerham, Anthony
                                          F. Earley, Jr., Larry G. Garberding,
                                          Douglas R. Gipson, John E. Lobbia,
                                          Leslie L. Loomans, David E. Meador,
                                          Christopher C. Nern, Michael C.
                                          Porter, William R. Roller and S.
                                          Martin Taylor.

                                *10(c) -  Form of 1995 Indemnification
                                          Agreement between the Company and its
                                          directors and officers.

                                *10(d) -  Form of Indemnification Agreement
                                          between Detroit Edison and its
                                          officers other than those identified
                                          in *10(l).

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

                                *10(i) -  Certain arrangements pertaining to
                                          the employment of Larry G. Garberding.

                                *10(j) -  Form of Indemnification Agreement,
                                          between Detroit Edison and (1) John E.
                                          Lobbia, (2) Larry G. Garberding and
                                          (3) Anthony F. Earley, Jr.

                                *10(k) -  Form of Indemnification Agreement
                                          between Detroit Edison and its
                                          directors.

                                *10(l) -  Executive Vehicle Program, dated
                                          October 1, 1993.

                                *10(m) - Amendment No. 1 to Executive Vehicle Plan, November 1993.

                                *10(n) -  Certain arrangements pertaining to
                                          the employment of Gerard M. Anderson.

                                *10(o) -  Third Restatement of The Detroit
                                          Edison Company Plan for Deferring the
                                          Payment of Directors' Fees.

                                *10(p) -  DTE Energy Company Retirement Plan
                                          for Non-Employee Directors (January 1,
                                          1996).

                                *10(q) -  DTE Energy Company Plan for
                                          Deferring the Payment of Directors'
                                          Fees (January 1, 1996).

                                *10(r) -  Long-Term Incentive Plan.

                                *10(s) -  1997 Executive Incentive Plan
                                          Measures.

                                *10(t) -  Certain arrangements pertaining to
                                          the employment of David E. Meador.

                                *10(u) -  Amended and Restated Supplemental
                                          Long-Term Disability Plan, dated
                                          January 27, 1997.

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
                                          Agreement, dated as of October 4,
                                          1988, between Renaissance Energy
                                          Company (an unaffiliated company)
                                          ("Renaissance") and Detroit Edison.

                                99(d)  -  First Amendment to 1988 Amended and
                                          Restated Loan Agreement, dated as of
                                          February 1, 1990, between Detroit
                                          Edison and Renaissance.

                                99(e)  -  Second Amendment to 1988 Amended and
                                          Restated Loan Agreement, dated as of
                                          September 1, 1993, between Detroit
                                          Edison and Renaissance.

                                99(f)  -  Third Amendment, dated as of August
                                          28, 1997, to 1988 Amended and Restated
                                          Loan Agreement between Detroit Edison
                                          and Renaissance.

                                99(g)  -  $200,000,000 364-Day Credit
                                          Agreement, dated as of September 1,
                                          1993, among Detroit Edison,
                                          Renaissance and Barclays Bank PLC, New
                                          York Branch, as Agent.

                                99(h)  -  First Amendment, dated as of August
                                          31, 1994, to $200,000,000 364-Day
                                          Credit Agreement, dated September 1,
                                          1993, among The Detroit Edison
                                          Company, Renaissance, the Banks
                                          party thereto and Barclays
                                          Bank, PLC, New York Branch, as Agent.
                                          99(i) - Third Amendment, dated as of
                                          March 8, 1996, to $200,000,000 364-Day
                                          Credit Agreement, dated September 1,
                                          1993, as amended, among Detroit
                                          Edison, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                99(j)  -  Fourth Amendment, dated as of August
                                          29, 1996, to $200,000,000 364-Day
                                          Credit Agreement as of September 1,
                                          1990, as amended, among Detroit
                                          Edison, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                99(k)  -  Fifth Amendment, dated as of September
                                          1, 1997, to $200,000,000 Multi-Year
                                          Credit Agreement, dated as of
                                          September 1, 1993, as amended, among
                                          Detroit Edison,

                                          Renaissance, the Banks Party thereto
                                          and Barclays Bank PLC, New York
                                          Branch, as Agent.

                                99(l)  -  $200,000,000 Three-Year Credit
                                          Agreement, dated September 1, 1993,
                                          among Detroit Edison, Renaissance and
                                          Barclays Bank, PLC, New York Branch,
                                          as Agent.

                                99(m)  -  First Amendment, dated as of
                                          September 1, 1994, to $200,000,000
                                          Three-Year Credit Agreement, dated as
                                          of September 1, 1993, among Detroit
                                          Edison, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                99(n)  -  Third Amendment, dated as of March
                                          8, 1996, to $200,000,000 Three-Year
                                          Credit Agreement, dated September 1,
                                          1993, as amended among Detroit Edison,
                                          Renaissance, the Banks party thereto
                                          and Barclays Bank, PLC, New York
                                          Branch, as Agent.

                                99(o)  -  Fourth Amendment, dated as of
                                          September 1, 1996, to $200,000,000
                                          Multi-Year (formerly Three-Year)
                                          Credit Agreement, dated as of
                                          September 1, 1993, as amended among
                                          Detroit Edison, Renaissance, the Banks
                                          party thereto and Barclays Bank, PLC,
                                          New York Branch, as Agent.

                                99(p)  -  Fifth Amendment, dated as of August
                                          28, 1997, to $200,000,000 364-Day
                                          Credit Agreement, dated as of
                                          September 1, 1990, as amended, among
                                          Detroit Edison, Renaissance, the Banks
                                          Party thereto and Barclays Bank PLC,
                                          New York Branch, as Agent.

                                99(q)  -  1988 Amended and Restated Nuclear
                                          Fuel Heat Purchase Contract, dated
                                          October 4, 1988, between Detroit
                                          Edison and Renaissance.

                                99(r)  -  First Amendment to 1988 Amended and
                                          Restated Nuclear Fuel Heat Purchase
                                          Contract, dated as of February 1,
                                          1990, between Detroit Edison and
                                          Renaissance.

                                99(s)  -  Second Amendment, dated as of
                                          September 1, 1993, to 1988 Amended and
                                          Restated Nuclear Fuel Heat Purchase
                                          Contract between Detroit Edison and
                                          Renaissance.

                                99(t)  -  Third Amendment, dated as of August
                                          31, 1994, to 1988 Amended and Restated
                                          Nuclear Fuel Heat Purchase

                                          Contract, dated October 4, 1988,
                                          between Detroit Edison and
                                          Renaissance.

                                99(u)  -  Fourth Amendment, dated as of March
                                          8, 1996, to 1988 Amended and Restated
                                          Nuclear Fuel Heat Purchase Contract
                                          Agreement, dated as of October 4,
                                          1988, between Detroit Edison and
                                          Renaissance.

                                99(v)  -  Sixth Amendment, dated as of August
                                          28, 1997, to 1988 Amended and Restated
                                          Nuclear Fuel Heat Purchase Contract
                                          between Detroit Edison and
                                          Renaissance.

                                99(w)  -  Standby Note Purchase Credit
                                          Facility, dated as of September 12,
                                          1997, among Detroit Edison
                                          and the Bank's Signatory thereto and
                                          The Chase Manhattan Bank, as
                                          Administrative Agent, and Citicorp
                                          Securities, Inc., Lehman Brokers,
                                          Inc., as Remarketing Agents and Chase
                                          Securities, Inc. as Arranger.

                                99(x)  -  Master Trust Agreement ("Master
                                          Trust"), dated as of June 30, 1994,
                                          between Detroit Edison and Fidelity
                                          Management Trust Company relating to
                                          the Savings & Investment Plans.

                                99(y)  -  First Amendment, effective as of
                                          February 1, 1995, to Master Trust .

                                99(z)  -  Second Amendment, effective as of
                                          February 1, 1995 to Master Trust.

                                99(aa) -  Third Amendment, effective January
                                          1, 1996, to Master Trust.

                                99(bb) -  The Detroit Edison Company
                                          Irrevocable Grantor Trust for The
                                          Detroit Edison Company Savings
                                          Reparation Plan.

                                99(cc) -  The Detroit Edison Company
                                          Irrevocable Grantor Trust for The
                                          Detroit Edison Company Retirement
                                          Reparation Plan.

                                99(dd) -  The Detroit Edison Company
                                          Irrevocable Grantor Trust for The
                                          Detroit Edison Company Management
                                          Supplemental Benefit Plan.

                                99(ee) -  The Detroit Edison Company
                                          Irrevocable Grantor Trust for The
                                          Detroit Edison Company Benefit
                                          Equalization Plan.

                                99(ff) -  The Detroit Edison Company
                                          Irrevocable Grantor Trust for The
                                          Detroit Edison Company Plan for
                                          Deferring the Payment of Directors'
                                          Fees.

                                99(gg) -  Detroit Edison Irrevocable Grantor
                                          Trust for DTE Energy Company
                                          Retirement Plan for Non-Employee
                                          Directors.

                                99(hh) -  DTE Energy Company Irrevocable
                                          Grantor Trust for DTE Energy Company
                                          Plan for Deferring the Payment
                                          of Directors' Fees.

                                99(ii) -  DTE Energy Company Irrevocable
                                          Grantor Trust for DTE Energy
                                          Company Retirement Plan for
                                          Non-Employee Directors.

              (c) *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.