Form 10-Q
period 1998-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1998-04-27
CIK 936340, 28385

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998


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

At March 31, 1998, 145,075,152 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

================================================================================

                               DTE ENERGY COMPANY
                                      AND
                           THE DETROIT EDISON COMPANY
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1998 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
Definitions................................................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
  Part I- Financial Information............................................................4
          Item 1 - Condensed Consolidated Financial Statements (Unaudited).................4
                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited).................................................15
                   Independent Accountants' Report........................................17
          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................18
          Item 3 - Quantitative and Qualitative Disclosures about Market Risk.............22

Quarterly Report on Form 10-Q for The Detroit Edison Company:
  Part I- Financial Information...........................................................23
          Item 1 - Condensed Consolidated Financial Statements (Unaudited)................23
          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................23
  Part II-Other Information...............................................................23
          Item 5 - Other Information......................................................23

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit Edison Company:
          Item 6 - Exhibits and Reports on Form 8-K.......................................24

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q........................32
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q................33

                                  DEFINITIONS



Annual Report ..........1997 Annual Report to the Securities and Exchange
                         Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes ....Notes to Consolidated Financial Statements appearing on pages 39 through 61 and 65 through 67 of the 1997 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company

Company ................DTE Energy Company and Subsidiary Companies

Detroit Edison .........The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

DTE Capital. ...........DTE Capital Corporation (a wholly owned subsidiary of
                         DTE Energy Company)

FERC ...................Federal Energy Regulatory Commission

kWh ....................Kilowatthour

MPSC ...................Michigan Public Service Commission

MWh ....................Megawatthour

MW .....................Megawatt

Note(s) ................Note(s) to Condensed Consolidated Financial
                        Statements (Unaudited) appearing herein

PSCR ...................Power Supply Cost Recovery

QUIDS ..................Quarterly Income Debt Securities

Registrant .............Company or Detroit Edison, as the case may be

Retail Access Tariff ...A rate paid to sell power on a utility system

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                               DTE ENERGY COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In Millions, Except Per Share Amounts)


                                                      Three Months Ended
                                                           March 31
                                                     --------------------
                                                       1998       1997
                                                     ---------  ---------

      OPERATING REVENUES                             $     945  $     869
                                                     ---------  ---------

      OPERATING EXPENSES
         Fuel and purchased power                          208        199
         Operation and maintenance                         266        233
         Depreciation and amortization                     165        166
         Taxes other than income                            71         69
         Other                                               2          1
                                                     ---------  ---------
            Total Operating Expenses                       712        668
                                                     ---------  ---------

      OPERATING INCOME                                     233        201
                                                     ---------  ---------

      INTEREST EXPENSE AND OTHER
         Interest expense                                   74         71
         Preferred stock dividends of subsidiary             3          3
         Other - net                                         -          4
                                                     ---------  ---------
            Total Interest Expense and Other                77         78
                                                     ---------  ---------

      INCOME BEFORE INCOME TAXES                           156        123

      INCOME TAXES                                          52         52
                                                     ---------  ---------

      NET INCOME                                     $     104  $      71
                                                     =========  =========

      AVERAGE COMMON SHARES OUTSTANDING                    145        145
                                                     ---------  ---------

      EARNINGS PER COMMON SHARE - BASIC AND DILUTED  $    0.72  $    0.49
                                                     ---------  ---------




     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Millions)


                                                                                Three Months Ended
                                                                                     March 31
                                                                               --------------------
                                                                                 1998       1997
                                                                               --------------------
OPERATING ACTIVITIES
  Net Income                                                                      $ 104     $   71
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                   165        166
    Other                                                                             3         50
    Changes in current assets and liabilities:
      Accounts receivable                                                            47        (17)
      Inventories                                                                    12          4
      Payables                                                                        5         33
      Other                                                                         (97)       (72)
---------------------------------------------------------------------------------------------------
    Net cash from operating activities                                              239        235
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                                 (125)       (91)
  Investment in limited partnership                                                (200)         -
  Nuclear decommissioning trust funds                                               (29)        (9)
  Other                                                                               6         (1)
---------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                         (348)      (101)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                                                          -          7
  Increase (Decrease) in short-term borrowings                                      377         (6)
  Redemption of long-term debt                                                     (169)       (45)
  Dividends on common stock                                                         (75)       (75)
  Other                                                                               -         (1)
---------------------------------------------------------------------------------------------------
    Net cash from (used for) financing activities                                   133       (120)
---------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            24         14
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                 99         53
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $ 123     $   67
===================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                                  $  85     $   77
  Income taxes paid                                                                  20          1
  New capital lease obligations                                                      17         33


     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                         March 31   December 31
                                                           1998        1997
                                                         --------   -----------
 ASSETS
 CURRENT ASSETS
    Cash and cash equivalents                            $    123     $     99
    Accounts receivable
        Customer (less allowance for doubtful
            accounts of $20)                                  296          305
        Accrued unbilled revenues                             124          137
        Other                                                  53           78
    Inventories (at average cost)
        Fuel                                                  127          130
        Materials and supplies                                165          173
    Other                                                     101           13
                                                         --------     --------
                                                              989          935
                                                         --------     --------
 INVESTMENTS
    Nuclear decommissioning trust funds                       268          239
    Other                                                     264           57
                                                         --------     --------
                                                              532          296
                                                         --------     --------
 PROPERTY
    Property, plant and equipment                          14,612       14,495
    Property under capital leases                             256          256
    Nuclear fuel under capital lease                          623          607
    Construction work in progress                              18           16
                                                         --------     --------
                                                           15,509       15,374
                                                         --------     --------
 Less accumulated depreciation and amortization             6,602        6,440
                                                         --------     --------
                                                            8,907        8,934
                                                         --------     --------
 OTHER ASSETS
    Regulatory assets                                         801          856
    Other                                                     213          202
                                                         --------     --------
                                                            1,014        1,058
                                                         --------     --------
 TOTAL ASSETS                                            $ 11,442     $ 11,223
                                                         ========     ========




     See notes to condensed consolidated financial statements (unaudited).



                                                         March 31  December 31
                                                           1998       1997
                                                         --------  -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                     $    146  $       161
    Accrued interest                                           43           57
    Dividends payable                                          78           78
    Accrued payroll                                            92           81
    Short-term borrowings                                     419           42
    Accumulated deferred income taxes                          62           64
    Current portion long-term debt                             55          205
    Current portion capital leases                            114          110
    Other                                                     240          219
                                                         --------  -----------
                                                            1,249        1,017
                                                         --------  -----------
 OTHER LIABILITIES
    Accumulated deferred income taxes                       1,953        1,983
    Accumulated deferred investment tax credits               297          301
    Capital leases                                            135          137
    Other                                                     316          302
                                                         --------  -----------
                                                            2,701        2,723
                                                         --------  -----------
 LONG-TERM DEBT                                             3,757        3,777
                                                         --------  -----------
 SHAREHOLDERS' EQUITY
    Detroit Edison cumulative preferred stock, $100
        par value, 6,747,484 shares authorized,
        5,207,657 issued, 1,501,223 shares outstanding        144          144
    Common stock, without par value, 400,000,000 shares
        authorized, 145,075,152 and 145,097,829 issued
        and outstanding, respectively                       1,951        1,951
    Retained earnings                                       1,640        1,611
                                                         --------  -----------
        TOTAL SHAREHOLDERS' EQUITY                          3,735        3,706
                                                         --------  -----------
 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 11,442  $    11,223
                                                         ========  ===========


     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
          (In Millions, Except Per Share Amounts; Shares in Thousands)




                                                                  1998
                                                         ---------------------
                                                         Shares         Amount
                                                         ---------------------

 DETROIT EDISON CUMULATIVE PREFERRED STOCK
  Balance at beginning of year                             1,501        $  144

                                                         -------        ------
  Balance at March 31, 1998                                1,501        $  144
------------------------------------------------------------------------------
 COMMON STOCK
  Balance at beginning of year                           145,098        $1,951
  Repurchase and retirement of common stock                  (23)            -

                                                         -------        ------
  Balance at March 31, 1998                              145,075        $1,951
------------------------------------------------------------------------------

 RETAINED EARNINGS
  Balance at beginning of year                                          $1,611
  Net income                                                               104
  Dividends declared on common stock ($0.515) per share                    (75)

                                                                        ------
Balance at March 31, 1998                                               $1,640
------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                              $3,735
==============================================================================



     See notes to condensed consolidated financial statements (unaudited).

                     [This page intentionally left blank.]

                           THE DETROIT EDISON COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 (In Millions)


                                                       Three Months Ended
                                                            March 31
                                                      --------------------
                                                        1998       1997
                                                      ---------  ---------

OPERATING REVENUES                                    $     901  $     864
                                                      ---------  ---------

OPERATING EXPENSES
   Fuel and purchased power                                 208        199
   Operation and maintenance                                221        227
   Depreciation and amortization                            163        165
   Taxes other than income                                   70         68
   Other                                                      2          1
                                                      ---------  ---------
      Total Operating Expenses                              664        660
                                                      ---------  ---------

OPERATING INCOME                                            237        204
                                                      ---------  ---------

INTEREST EXPENSE AND OTHER
   Interest expense                                          68         71
   Other - net                                                5          5
                                                      ---------  ---------
      Total Interest Expense and Other                       73         76
                                                      ---------  ---------

INCOME BEFORE INCOME TAXES                                  164        128

INCOME TAXES                                                 66         54
                                                      ---------  ---------

NET INCOME                                            $      98  $      74

PREFERRED STOCK DIVIDENDS                                     3          3
                                                      ---------  ---------

NET INCOME AVAILABLE FOR COMMON STOCK                 $      95  $      71
                                                      =========  =========




Note: Detroit Edison's condensed consolidated financial statements are presented here for ease of reference and are not considered to be part of
      Item 1 of the Company's report.


     See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Millions)


                                                                               Three Months Ended
                                                                                    March 31
                                                                               ------------------
                                                                                 1998       1997
                                                                               ------------------
OPERATING ACTIVITIES
  Net Income                                                                     $ 98       $ 74
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                 163        165
    Other                                                                          (1)        53
    Changes in current assets and liabilities:
      Accounts receivable                                                          54        (15)
      Inventories                                                                   2          4
      Payables                                                                     22         32
      Other                                                                      (108)       (72)
------------------------------------------------------------------------------------------------
    Net cash from operating activities                                            230        241
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                                               (118)       (86)
  Nuclear decommissioning trust funds                                             (29)        (9)
  Other                                                                            (3)         1
------------------------------------------------------------------------------------------------
    Net cash used for investing activities                                       (150)       (94)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase (Decrease) in short-term borrowings                                    164         (6)
  Redemption of long-term debt                                                   (169)       (45)
  Dividends on common stock and preferred stock                                   (83)       (83)
------------------------------------------------------------------------------------------------
    Net cash used for financing activities                                        (88)      (134)
------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (8)        13
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                               15          2
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $  7       $ 15
================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)                                 $ 79       $ 77
  Income taxes paid                                                                26          1
  New capital lease obligations                                                    17         33


     See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                         March 31  December 31
                                                           1998       1997
                                                         --------  -----------
  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                           $     7      $    15
     Accounts receivable
         Customer (less allowance for doubtful
            accounts of $20)                                 291          300
         Accrued unbilled revenues                           124          137
         Other                                                32           63
     Inventories (at average cost)
         Fuel                                                127          130
         Materials and supplies                              155          150
     Other                                                    98           11
                                                         -------      -------
                                                             834          806
                                                         -------      -------
  INVESTMENTS
     Nuclear decommissioning trust funds                     268          239
     Other                                                    48           38
                                                         -------      -------
                                                             316          277
                                                         -------      -------
  PROPERTY
     Property, plant and equipment                        14,316       14,204
     Property under capital leases                           256          256
     Nuclear fuel under capital lease                        623          607
     Construction work in progress                            10           12
                                                         -------      -------
                                                          15,205       15,079
                                                         -------      -------
  Less accumulated depreciation and amortization           6,589        6,431
                                                         -------      -------
                                                           8,616        8,648
                                                         -------      -------
  OTHER ASSETS
     Regulatory assets                                       801          856
     Other                                                   168          158
                                                         -------      -------
                                                             969        1,014
                                                         -------      -------
  TOTAL ASSETS                                           $10,735      $10,745
                                                         =======      =======




     See notes to condensed consolidated financial statements (unaudited).



                                                             March 31  December 31
                                                               1998       1997
                                                             --------  -----------
  LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES
     Accounts payable                                        $   141      $   150
     Accrued interest                                             42           56
     Dividends payable                                            83           83
     Accrued payroll                                              92           80
     Short-term borrowings                                       164            -
     Accumulated deferred income taxes                            62           64
     Current portion long-term debt                               19          169
     Current portion capital leases                              114          110
     Other                                                       237          218
                                                             -------      -------
                                                                 954          930
                                                             -------      -------
  OTHER LIABILITIES
     Accumulated deferred income taxes                         1,937        1,973
     Accumulated deferred investment tax credits                 297          301
     Capital leases                                              135          137
     Other                                                       312          300
                                                             -------      -------
                                                               2,681        2,711
                                                             -------      -------
  LONG-TERM DEBT                                               3,512        3,531
                                                             -------      -------
  SHAREHOLDER'S EQUITY
     Cumulative preferred stock, $100 par value,
         6,747,484 shares authorized, 5,207,657 issued,
         1,501,223 shares outstanding                            144          144
     Common stock, $10 par value, 400,000,000 shares
         authorized, 145,119,875 issued and outstanding        1,451        1,451
     Premium on common stock                                     548          548
     Common stock expense                                        (48)         (48)
     Retained earnings                                         1,493        1,478
                                                             -------      -------
         TOTAL SHAREHOLDER'S EQUITY                            3,588        3,573
                                                             -------      -------
  COMMITMENTS AND CONTINGENCIES (NOTE 4)

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $10,735      $10,745
                                                             =======      =======


     See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (UNAUDITED)
          (In Millions, Except Per Share Amounts; Shares in Thousands)


                                                     1998
                                            ----------------------
                                              Shares       Amount
                                            ----------------------

CUMULATIVE PREFERRED STOCK
 Balance at beginning of year                 1,501        $  144

                                            -------        -------
 Balance at March 31, 1998                    1,501        $  144
------------------------------------------------------------------
COMMON STOCK
 Balance at beginning of year               145,120        $1,451

                                            -------        -------
 Balance at March 31, 1998                  145,120        $1,451
------------------------------------------------------------------
PREMIUM ON COMMON STOCK
 Balance at beginning of year                              $  548

                                                           -------
 Balance at March 31, 1998                                 $  548
------------------------------------------------------------------
COMMON STOCK EXPENSE
 Balance at beginning of year                              $  (48)

                                                           -------
 Balance at March 31, 1998                                 $  (48)
------------------------------------------------------------------
RETAINED EARNINGS
 Balance at beginning of year                              $1,478
 Net income                                                    98
 Dividends declared
  Common stock ($0.55 per share)                              (80)
  Cumulative preferred stock*                                  (3)

                                                           -------
Balance at March 31, 1998                                  $1,493
------------------------------------------------------------------

TOTAL SHAREHOLDER'S EQUITY                                 $3,588
 =================================================================


* At established rate for each series.

     See notes to condensed consolidated financial statements (unaudited).

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

NOTE 1 - ANNUAL REPORT NOTES

These condensed consolidated financial statements should be read in conjunction with the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

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

NOTE 2 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At March 31, 1998, Detroit Edison had total short-term credit arrangements of approximately $683 million under which $164 million was outstanding. The amounts outstanding at March 31, 1998 consisted of $64 million of commercial paper and $100 million secured by its customer accounts receivable and unbilled revenues portfolio.

At March 31, 1998, DTE Capital had $255 million of commercial paper outstanding, backed by a Support Agreement from the Company.

NOTE 3 - LONG-TERM DEBT

The Company had $78.5 million in cash and cash equivalents restricted by debt covenants at March 31, 1998.

NOTE 4- CONTINGENCIES

LEGAL PROCEEDINGS - Plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), have entered into a settlement with Detroit Edison. The agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. An amount related to this agreement was accrued at December 31, 1997.

                      ----------------------------------

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 17) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207 and 33-64296) of The Detroit Edison Company and Form S-8 (Registration Nos. 333-00023 and 333-47247) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
     The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of changes in shareholders' equity for the three-month period ended March 31, 1998. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
April 27, 1998

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.
             DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY


This analysis for the three months ended March 31, 1998, as compared to the same period in 1997, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, and the Annual Report Notes.

Detroit Edison is the principal subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

During the first quarter of 1998, the Company invested in the following new non-regulated energy related businesses:


- DTE Energy Services, Inc. purchased a limited partnership interest in Indiana Harbor Coke Company, L.P. for $200 million. The partnership will own and operate four heat-recovery coke batteries consisting of 268 ovens, to serve the Inland Steel Co. integrated steel mill in East Chicago, Indiana, and other customers. The batteries are scheduled to begin operating in the second quarter of 1998.

- DTE Energy Technologies, Inc. was formed to market systems integrator solutions to supermarkets, restaurants and retail chains. The subsidiary acquired the assets of Hy-Save, a refrigerant pump manufacturer.


Detroit Edison plans to put the Conners Creek generation plant back in service by July 1, 1998. The plant is expected to add 120 MW of coal-fired capacity.


ELECTRIC INDUSTRY DEREGULATION

MICHIGAN PUBLIC SERVICE COMMISSION

As discussed in the Annual Report, there are ongoing Michigan legislative, judicial and administrative proceedings considering the deregulation of the generation segment of the Michigan electric public utility industry, among other things. Neither the Company nor Detroit Edison are able to predict the outcome or timing of these proceedings.

On February 11, the MPSC issued an order directing Detroit Edison to file its retail access tariff by February 25, and also directed the MPSC Staff to begin discussions to amicably resolve implementation issues. In its February 25 filing of the retail access tariffs, Detroit Edison indicated that several preconditions must be met prior to beginning direct access, including assurance of stranded cost recovery through a statewide true-up mechanism, and a base rate freeze. Several parties have filed objections to Detroit Edison's retail access tariff and the preconditions.

In March Detroit Edison filed a proposal to suspend the PSCR clause and to set the Fermi 2 Performance Standard adjustment at zero. The MPSC has not yet acted on this request.

On April 6, Detroit Edison submitted a Draft Customer Choice Implementation Plan to the MPSC Staff. The draft plan outlines the guidelines and processes necessary to successfully implement retail access in the State of Michigan. Key aspects of this plan include: rules for supplier and customer participation, an explanation of the tasks and processes involved in changing Detroit Edison's business practices to accommodate customer choice, and a description of an awareness and education campaign to educate employees, customers, and others on the basics of customer choice. The MPSC Staff has initiated a series of three public forums to discuss the draft implementation plans of Detroit Edison and Consumers Energy Company.


The Company is continuing to hold discussions with the MPSC, the Michigan legislature and other interested parties on all of the above matters.


LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES

Net cash from operating activities was comparable in 1998 and 1997.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing was higher due to increased non-regulated investments, plant and equipment expenditures and contributions to the nuclear decommissioning trust funds.

Cash requirements for non-regulated investments are estimated to be approximately $488 million in 1998, of which $200 million had been expended as of March 31, 1998.

Detroit Edison's 1998 cash requirements for its capital expenditure program are estimated at $512 million, of which $118 million had been expended as of March 31, 1998.

CASH FROM (USED FOR) FINANCING ACTIVITIES

Net cash from financing was higher due to increased DTE Capital and Detroit Edison short-term borrowings, partially offset by redemptions of long-term debt.

In May 1998, Detroit Edison plans to issue $100 million of QUID's which will be used to redeem $100 million of the 7.75% series of Cumulative Preferred Stock.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company's net income was $104 million, or $0.72 per common share as compared to $71 million, or $0.49 per common share earned in the three months ended March 31, 1997.

The 1998 three-month earnings were higher than the 1997 due to increased earnings from non-regulated subsidiary operations, the 1997 increase in the Fermi 2 Performance Standard accrual and 1997 expenses for a major ice storm.

Storm damage costs of $30 million incurred during the first three quarters of 1997 were deferred in the fourth quarter of 1997 and are being amortized to expense over a 24 month period beginning in January 1998.

OPERATING REVENUES

Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues, higher system and interconnection sales, partially offset by decreases in total system revenues driven mainly by lower rates.

Detroit Edison kWh sales increased as compared to the prior year as follows:



                                                         Three
                                                         Months
                                                         ------

            Residential                                    0.5  %
            Commercial                                     2.8
            Industrial                                     1.3
            Other (includes primarily sales for resale)   51.6
               Total System                                3.4
            Sales between utilities                      239.2
               Total                                      11.8


The increase in residential sales resulted from growth in the customer base. Commercial sales increased for the three-month period, reflecting a continuation of favorable economic conditions. The increase in industrial sales reflects increased demand in the construction and automotive sectors. Sales to other customers increased reflecting increased demand from sales for resale customers. Sales between utilities increased due to greater demand for energy and increased availability of energy for sale.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs were as follows:


                                               Three Months
                                        --------------------------
                                              1998       1997
                                             -------   -------
                                            (Thousands of MWh)
         Power plant generation
            Fossil                            11,043    10,366
            Nuclear                            1,983       (14)
         Purchased power                         966     2,204
                                             -------   -------
         Net system output                    13,992    12,556
                                             =======   =======

         Average unit cost ($/MWh)           $ 13.54   $ 14.92
                                             =======   =======


Fuel and purchased power expense increased due to higher net system output and the prior-period receipt of Fermi 2 business insurance proceeds, partially offset by lower average unit costs resulting from replacing higher cost purchased power with lower cost nuclear generation as a result of Fermi 2 being back in service.

OPERATION AND MAINTENANCE

Operation and maintenance expense for the Company increased due primarily to new non-regulated subsidiary operation expense ($40 million) and higher Detroit Edison compensation expense related to a shareholder value improvement plan ($5.8 million), partially offset by lower Detroit Edison major storm expense ($13.1 million).

INCOME TAXES

Although income before income taxes was higher in 1998 than 1997, income tax expense for the Company did not change due primarily to increased alternate fuels credits in 1998.


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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, the impact of newly-required FERC tariffs, actual sales, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental and nuclear requirements and the success of non-regulated lines of business. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

DTE Energy Trading Company began operations in the first quarter of 1998. Its operations did not have a material impact on the Company.

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

                          PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.

A March MPSC Order directed Detroit Edison to refund to customers $24.1 million in April, the total of the 1996 PSCR Reconciliation and Fermi 2 Performance Standard disallowance. This amount was accrued at December 31, 1997.

On April 14, the MPSC issued an order granting Detroit Edison's March 31 request to waive competitive bidding for Connors Creek and restart the plant. Based on a 1995 case, the MPSC concluded that Detroit Edison has a need for at least 417 MW of additional capacity in 1998, 570 MW of additional capacity in 1999, and additional capacity in future years. The MPSC reiterated findings from an earlier order which directed Detroit Edison to implement a retail wheeling experiment covering 90 MW of load once the utility required additional capacity. The order indicated that if Detroit Edison fails to take reasonable actions to provide adequate supplies for its customers, then the MPSC will make corresponding adjustments to the utility's authorized rate of return to reflect actual service quality. In an April 24 informational filing with the MPSC, Detroit Edison has proposed customer options that will assist in meeting customer demand this summer. Detroit Edison also proposed an experimental program permitting certain industrial customers with interruptible service to secure their own backup power during the summer peak periods in 1998 and 1999. The filing also suggests that large customers may be permitted to negotiate for reduced usage under a capacity release program. Detroit Edison declined to implement the 90MW retail wheeling experiment for the reason that it would not contribute to meeting the capacity need.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
               DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    (i)  Exhibits filed herewith.

         Exhibit
         Number

         4-187  - Supplemental Mortgage Indenture, dated as of
                  February 29, 1992, with respect to the 1992 Series AP Mortgage Bonds.

         4-188 - Supplemental Mortgage Indenture, dated as of April 15, 1992, with respect to the Series KKP No. 13 Mortgage Bonds.

         4-189 - Supplemental Mortgage Indenture, dated as of July 15, 1992, with respect to the 1992 Series CP Mortgage Bonds.

         4-190 - Supplemental Mortgage Indenture, dated as of July 31, 1992, with respect to the 1992 Series D Mortgage Bonds.

         4-191 - Supplemental Indenture, dated as of March 1, 1993, with respect to the 1993 Series E Mortgage Bonds.

         4-192 - Supplemental Indenture, dated as of March 15, 1993, with respect to the 1993 Series D Mortgage Bonds.

         10-17* - 1998 Shareholder Value Improvement Plan Measures.

         10-18* - 1998 Executive Incentive Plan Measures.

         10-19* - Amended and Restated Detroit Edison Savings Reparation Plan
                  (February 23, 1998).

         10-20* - Restricted Stock Agreement, dated March 23, 1998, between
                  Detroit Edison and Anthony F. Earley, Jr.

         10-21* - Amended and Restated Post-Employment Income Agreement, dated
                  March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr.

         10-22* - Certain Arrangements pertaining to the employment of S. Martin
                  Taylor.

         Exhibit
         Number


         10-23* - Certain Arrangements pertaining to the employment of Larry G.
                  Garberding.

         10-24* - Form of Indemnification Agreement between Detroit Edison and
                  (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr.

         10-25* - Form of Indemnification Agreement between Detroit Edison and its Directors.

         11-11  - DTE Energy Company Basic and  Diluted Earnings Per Share of
                  Common Stock.

         15-7   - Awareness Letter of Deloitte & Touche LLP regarding their report dated April 27, 1998.

         27-19 - Financial Data Schedule for the period ended March 31, 1998 for DTE Energy Company.

         27-20 - Financial Data Schedule for the period ended March 31, 1998 for The Detroit Edison Company.

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

         Exhibit
         Number

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

                 September 1, 1947   Exhibit B-20 to Registration No. 2-7136
                 October 1, 1968     Exhibit 2-B-33 to Registration No. 2-30096
                 November 15, 1971   Exhibit 2-B-38 to Registration No. 2-42160
                 January 15, 1973    Exhibit 2-B-39 to Registration No. 2-46595
                 June 1, 1978        Exhibit 2-B-51 to Registration No. 2-61643
                 June 30, 1982       Exhibit 4-30 to Registration No. 2-78941
                 August 15, 1982     Exhibit 4-32 to Registration No. 2-79674
                 October 15, 1985    Exhibit 4-170 to Form 10-K for year ended
                                       December 31, 1994
                 July 15, 1989       Exhibit 4-171 to Form 10-K for year ended
                                       December 31, 1994
                 December 1, 1989    Exhibit 4-172 to Form 10-K for year ended
                                       December 31, 1994
                 February 15, 1990   Exhibit 4-173 to Form 10-K for year ended
                                       December 31, 1994
                 April 1, 1991       Exhibit 4-15 to Form 10-K for year ended
                                       December 31, 1996
                 May 1, 1991         Exhibit 4-178 to Form 10-K for year ended
                                       December 31, 1996
                 May 15, 1991        Exhibit 4-179 to Form 10-K for year ended
                                       December 31, 1996
                 September 1, 1991   Exhibit 4-180 to Form 10-K for year ended
                                       December 31, 1996
                 November 1, 1991    Exhibit 4-181 to Form 10-K for year ended
                                       December 31, 1996
                 January 15, 1992    Exhibit 4-182 to Form 10-K for year ended
                                       December 31, 1996


        Exhibit
        Number

                  November 30, 1992   Exhibit 4-130 to Registration No. 33-56496
                  January 1, 1993     Exhibit 4-131 to Registration No. 33-56496
                  April 1, 1993       Exhibit 4-143 to Form 10-Q for quarter
                                        ended March 31, 1993
                  April 26, 1993      Exhibit 4-144 to Form 10-Q for quarter
                                        ended March 31, 1993
                  May 31, 1993        Exhibit 4-148 to Registration No. 33-64296
                  June 30, 1993       Exhibit 4-149 to Form 10-Q for quarter
                                         ended June 30, 1993 (1993 Series AP)
                  June 30, 1993       Exhibit 4-150 to Form 10-Q for quarter
                                        ended June 30, 1993 (1993 Series H)
                  September 15, 1993  Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
                  March 1, 1994       Exhibit 4-163 to Registration No. 33-53207
                  June 15, 1994       Exhibit 4-166 to Form 10-Q for quarter
                                        ended June 30, 1994
                  August 15, 1994     Exhibit 4-168 to Form 10-Q for quarter
                                        ended September 30, 1994
                  December 1, 1994    Exhibit 4-169 to Form 10-K for year
                                        ended December 31, 1994
                  August 1, 1995      Exhibit 4-174 to Form 10-Q for quarter
                                        ended September 30, 1995


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

         Exhibit
         Number


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

         Exhibit
         Number

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

         99(w) - Standby Note Purchase Credit Facility, dated as of
                 September 12, 1997, among Detroit Edison and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997).

          Exhibit
          Number


          99(x) - Amended and Restated Credit Agreement, Dated as of
                  January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bank of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger. (Exhibit 99-27 to Form 10-K for year ended December 31, 1997.)

          99(y) - $60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

          99(z) - $400,000,000 Support Agreement, dated as of January 21, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-184 to Form 10-K for year ended December 31, 1997.)

(b)  Registrants did not file any reports on Form 8-K during first quarter
     1998.

(c) *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                DTE ENERGY COMPANY
                                    --------------------------------------
                                                  (Registrant)






Date  April 27, 1998                          /s/ SUSAN M. BEALE
      --------------                --------------------------------------
                                                Susan M. Beale
                                    Vice President and Corporate Secretary





Date  April 27, 1998                          /s/ DAVID E. MEADOR
      --------------                --------------------------------------
                                                David E. Meador
                                         Vice President and Controller

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          THE DETROIT EDISON COMPANY
                                    --------------------------------------
                                                 (Registrant)






Date  April 27, 1998                      /s/ SUSAN M. BEALE
      --------------                --------------------------------------
                                            Susan M. Beale
                                    Vice President and Corporate Secretary





Date  April 27, 1998                         /s/ DAVID E. MEADOR
      --------------                --------------------------------------
                                                David E. Meador
                                        Vice President and Controller

                            QUARTERLY REPORTS ON FORM
                              10-Q FOR THE QUARTER
                              ENDED MARCH 31, 1998

                 DTE ENERGY COMPANY                  FILE NO. 1-11607

                 DETROIT EDISON COMPANY              FILE NO.  1-2198

Exhibits filed herewith.


                                 Exhibit
                                 Number


                                 4-187-   Supplemental Mortgage Indenture,
                                          dated as of February 29, 1992, with
                                          respect to the 1992 Series AP Mortgage
                                          Bonds.

                                 4-188-   Supplemental Mortgage Indenture,
                                          dated as of April 15, 1992 with
                                          respect to the Series KKP No. 13
                                          Mortgage Bonds.

                                 4-189- Supplemental Mortgage Indenture, dated as of July 15, 1992, with respect to the 1992 Series CP Mortgage Bonds.

                                 4-190- Supplemental Mortgage Indenture, dated as of July 31, 1992, with respect to the 1992 Series D Mortgage Bonds.

                                 4-191-   Supplemental Indenture, dated as of
                                          March 1, 1993, with respect to the
                                          1993 Series E Mortgage Bonds.

                                 4-192-   Supplemental Indenture, dated as of
                                          March 15, 1993, with respect to the
                                          1993 Series D Mortgage Bonds.

                                10-17*-   1998 Shareholder Value Improvement
                                          Plan Measures.

                                10-18*-   1998 Executive Incentive Plan
                                          Measures.

                                10-19* Amended and Restated Detroit Edison Savings Reparation Plan (February 23,
                                          1998).

                                10-20*    Restricted Stock Agreement, dated
                                          March 23, 1998, between Detroit Edison
                                          and Anthony F. Early, Jr.

                                10-21*- Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr.

                                10-22*- Certain Arrangements pertaining to the employment of S. Martin Taylor.

                                10-23* Certain Arrangements pertaining to the employment of Larry G. Garberding.

                                10-24*-   Form of Indemnification Agreement
                                          between Detroit Edison and (1) John E.
                                          Lobbia, (2) Larry G. Garberding and
                                          (3) Anthony F. Earley.

                                10-25*    Form of Indemnification Agreement
                                          between Detroit Edison and its
                                          Directors.

                                11-11- DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

                                15-7- Awareness Letter of Deloitte & Touche LLP regarding their report dated April 27, 1998.

                                27-19- Financial Data Schedule for the period ended March 31, 1998 for DTE Energy Company.

                                27-20- Financial Data Schedule for the period ended March 31, 1998 for The Detroit Edison Company.

Exhibits incorporated herein by reference.      See Page Nos.___ through
                                                    ___ for location of exhibits
                                                    incorporated by reference

                                  3(a)-   Amended and Restated Articles of
                                          Incorporation of DTE Energy Company,
                                          dated December 13, 1995.

                                  3(b)- Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company.

                                  3(c)- Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

                                  3(d)-   Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.75% Series as filed February
                                          22, 1993 with the State of Michigan,
                                          Department of Commerce Corporation and
                                          Securities Bureau.

                                  3(e)-   Certificate containing resolution of
                                          the Detroit Edison Board of Directors
                                          establishing the Cumulative Preferred
                                          Stock, 7.74% Series, as filed April
                                          21, 1993 with the State of Michigan,
                                          Department of Commerce - Corporation
                                          and Securities Bureau.

                                  3(f)-   Rights Agreement, dated as of
                                          September 23, 1997, by and between DTE
                                          Energy Company and The Detroit Edison
                                          Company, as Rights Agent.

                                  3(g)-   Agreement and Plan of Exchange
                                          (Exhibit 1(2) to DTE Energy Form 8-B
                                          filed January 2, 1996, File No.
                                          1-11607).

                                  4(a)-   Mortgage and Deed of Trust, dated as
                                          of October 1, 1924, between Detroit
                                          Edison and Bankers Trust Company as
                                          Trustee and indentures supplemental
                                          thereto, dated as of dates indicated
                                          below:

                                          September 1, 1947
                                          October 1, 1968
                                          November 15, 1971
                                          January 15, 1973
                                          June 1, 1978
                                          June 30, 1982
                                          August 15, 1982
                                          October 15, 1985
                                          July 15, 1989
                                          December 1, 1989
                                          February 15, 1990
                                          April 1, 1991
                                          May 1, 1991
                                          May 15, 1991
                                          September 1, 1991
                                          November 1, 1991
                                          January 15, 1992
                                          November 30, 1992
                                          January 1, 1993
                                          April 1, 1993
                                          April 26, 1993

                                          May 31, 1993
                                          June 30, 1993
                                          June 30, 1993
                                          September 15, 1993
                                          March 1, 1994
                                          June 15, 1994
                                          August 15, 1994
                                          December 1, 1994
                                          August 1, 1995

                                  4(b)-   Collateral Trust Indenture (notes),
                                          dated as of June 30, 1993.

                                  4(c)-   First Supplemental Note Indenture,
                                          dated as of June 30, 1993.

                                  4(d)-   Second Supplemental Note Indenture,
                                          dated as of September 15, 1993.

                                  4(e)-   First Amendment, dated as of August
                                          15, 1996, to Second Supplemental Note
                                          Indenture.

                                  4(f)-   Third Supplemental Note Indenture,
                                          dated as of August 15, 1994.

                                  4(g)- First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994.

                                  4(h)-   Fourth Supplemental Note Indenture,
                                          dated as of August 15, 1995.

                                  4(i)-   Fifth Supplemental Note Indenture,
                                          dated as of February 1, 1996.

                                  4(j)- Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.


                                  99(a)-  Belle River Participation Agreement
                                          between Detroit Edison and Michigan
                                          Public Power Agency, dated as of
                                          December 1, 1982.

                                  99(b)- Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 .

                                  99(c)-  1988 Amended and Restated Loan
                                          Agreement, dated as of October 4,
                                          1988, between Renaissance Energy
                                          Company (an unaffiliated company)
                                          ("Renaissance") and Detroit Edison.

                                  99(d)-  First Amendment to 1988 Amended and
                                          Restated Loan Agreement, dated as of
                                          February 1, 1990, between Detroit
                                          Edison and Renaissance.

                                  99(e)-  Second Amendment to 1988 Amended and
                                          Restated Loan Agreement, dated as of
                                          September 1, 1993, between Detroit
                                          Edison and Renaissance.

                                  99(f)-  Third Amendment, dated as of August
                                          28, 1997, to 1988 Amended and Restated
                                          Loan Agreement between Detroit Edison
                                          and Renaissance.

                                  99(g)-  $200,000,000 364-Day Credit Agreement,
                                          dated as of September 1, 1993, among
                                          Detroit Edison, Renaissance and
                                          Barclays Bank PLC, New York Branch, as
                                          Agent.

                                  99(h)-  First Amendment, dated as of August
                                          31, 1994, to $200,000,000 364-Day
                                          Credit Agreement, dated September 1,
                                          1993, among The Detroit Edison
                                          Company, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                  99(i)- Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit
                                          Agreement, dated September 1, 1993, as
                                          amended, among Detroit Edison,
                                          Renaissance, the Banks party thereto
                                          and Barclays Bank, PLC, New York
                                          Branch, as Agent.

                                  99(j)-  Fourth Amendment, dated as of August
                                          29, 1996, to $200,000,000 364-Day
                                          Credit Agreement as of September 1,
                                          1990, as amended, among Detroit
                                          Edison, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                  99(k)- Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year
                                          Credit Agreement, dated as of

                                          September 1, 1993, as amended, among
                                          Detroit Edison, Renaissance, the Banks
                                          Party thereto and Barclays Bank PLC,
                                          New York Branch, as Agent.

                                  99(l)-  $200,000,000 Three-Year Credit
                                          Agreement, dated September 1, 1993,
                                          among Detroit Edison, Renaissance and
                                          Barclays Bank, PLC, New York Branch,
                                          as Agent.

                                  99(m)- First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year
                                          Credit Agreement, dated as of
                                          September 1, 1993, among Detroit
                                          Edison, Renaissance, the Banks party
                                          thereto and Barclays Bank, PLC, New
                                          York Branch, as Agent.

                                  99(n)- Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year
                                          Credit Agreement, dated September 1,
                                          1993, as amended among Detroit Edison,
                                          Renaissance, the Banks party thereto
                                          and Barclays Bank, PLC, New York
                                          Branch, as Agent.

                                  99(o)-  Fourth Amendment, dated as of
                                          September 1, 1996, to $200,000,000
                                          Multi-Year (formerly Three-Year)
                                          Credit Agreement, dated as of
                                          September 1, 1993, as amended among
                                          Detroit Edison, Renaissance, the Banks
                                          party thereto and Barclays Bank, PLC,
                                          New York Branch, as Agent.

                                  99(p)-  Fifth Amendment, dated as of August
                                          28, 1997, to $200,000,000 364-Day
                                          Credit Agreement, dated as of
                                          September 1, 1990, as amended, among
                                          Detroit Edison, Renaissance, the Banks
                                          Party thereto and Barclays Bank PLC,
                                          New York Branch, as Agent.

                                  99(q)- 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance.

                                  99(r)-  First Amendment to 1988 Amended and
                                          Restated Nuclear Fuel Heat Purchase
                                          Contract, dated as of February 1,
                                          1990, between Detroit Edison and
                                          Renaissance.

                                  99(s)-  Second Amendment, dated as of
                                          September 1, 1993, to 1988 Amended and
                                          Restated Nuclear Fuel Heat Purchase
                                          Contract between Detroit Edison and
                                          Renaissance.

                                  99(t)-  Third Amendment, dated as of August
                                          31, 1994, to 1988 Amended and Restated
                                          Nuclear Fuel Heat Purchase Contract,
                                          dated October 4, 1988, between Detroit
                                          Edison and Renaissance.

                                  99(u)- Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

                                  99(v)-  Sixth Amendment, dated as of August
                                          28, 1997, to 1988 Amended and Restated
                                          Nuclear Fuel Heat Purchase Contract
                                          between Detroit Edison and
                                          Renaissance.

                                  99(w)- Standby Note Purchase Credit Facility, dated as of September 12, 1997, among Detroit Edison and the Bank's
                                          Signatory thereto and The Chase
                                          Manhattan Bank, as Administrative
                                          Agent, and Citicorp Securities, Inc.,
                                          Lehman Brokers, Inc., as Remarketing
                                          Agents and Chase Securities, Inc. as
                                          Arranger.

                                  99(x)- Amended and Restated Credit Agreement, Dated as of January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bnak of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger.

                                  99(y)- $60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation.

                                  99(z)- $400,000,000 Support Agreement, dated as of January 21, 1998, between DTE Energy Company and DTE Capital Corporation.


              *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.