Form 10-Q
period 1998-06-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1998-08-14
CIK 936340, 28385

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998




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



At June 30, 1998, 145,075,152 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.


================================================================================

                               DTE ENERGY COMPANY
                                       AND
                           THE DETROIT EDISON COMPANY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1998 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                                TABLE OF CONTENTS

                                                                                                               Page
Definitions................................................................................                      3

Quarterly Report on Form 10-Q for DTE Energy Company:
     Part I   - Financial Information......................................................                      4
                Item 1 -   Condensed Consolidated Financial Statements (Unaudited).........                      4
                           Notes to Condensed Consolidated Financial
                           Statements (Unaudited).........................................                      15
                           Independent Accountants' Report................................                      19
                Item 2 -   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................                      20
                Item 3 -   Quantitative and Qualitative Disclosures about Market Risk.....                      27
     Part II  - Other Information.........................................................                      28
                Item 4 -   Submission of Matters to a Vote of Security Holders..............                    28
                Item 5 -   Other Information...............................................                     29

Quarterly Report on Form 10-Q for The Detroit Edison Company:
     Part I   - Financial Information.....................................................                      30
                Item 1 -   Condensed Consolidated Financial Statements (Unaudited)........                      30
                Item 2 -   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................                      30
     Part II  - Other Information.........................................................                      30
                Item 5 - Other Information................................................                      30

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit Edison Company:
                Item 6 -   Exhibits and Reports on Form 8-K...............................                      32

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q........................                      39
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q................                      40

                                   DEFINITIONS


Annual Report....................1997 Annual Report to the Securities and
                                    Exchange Commission on Form 10-K for DTE
                                    Energy Company or The Detroit Edison
                                    Company, as the case may be

Annual Report Notes..............Notes to Consolidated Financial Statements
                                    appearing on pages 39 through 61 and 65
                                    through 67 of the 1997 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company

Company..........................DTE Energy Company and Subsidiary Companies

Detroit Edison...................The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and
                                    Subsidiary Companies

Direct Access....................Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

DTE Capital......................DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

Market Power.....................Exists when one company owns a sufficiently large percentage of generation,
                                    transmission, or distribution capabilities in a region which allows it to set the market price of electricity

MPSC.............................Michigan Public Service Commission

MW...............................Megawatt

MWh..............................Megawatthour

Note(s)..........................Note(s) to Condensed Consolidated Financial
                                    Statements (Unaudited) appearing herein

PSCR.............................Power Supply Cost Recovery

Quarterly Report.................Quarterly Report to the Securities and
                                    Exchange Commission on Form 10-Q for DTE
                                    Energy Company or The Detroit Edison
                                    Company, as the case may be, for the quarter ended March 31, 1998

Quarterly Report Notes...........Notes to Condensed Consolidated Financial
                                    Statements (Unaudited) appearing on pages 15 through 16 of the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998 for DTE Energy Company and The Detroit Edison Company

QUIDS............................Quarterly Income Debt Securities

Registrant.......................Company or Detroit Edison, as the case may be

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

        ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                               DTE ENERGY COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (In Millions, Except Per Share Amounts)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30                             June 30
                                                          -------------------------------------------------------------
                                                            1998              1997             1998              1997
                                                          -------------------------------------------------------------


OPERATING REVENUES                                      $    1,064        $      892        $   2,009        $    1,761
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and purchased power                                  285               197              493               395
     Operation and maintenance                                 300               240              568               474
     Depreciation and amortization                             162               165              327               330
     Taxes other than income                                    69                66              140               135
-------------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                              816               668            1,528             1,334
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                               248               224              481               427
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
     Interest expense                                           79                72              153               143
     Preferred stock dividends
        of subsidiary                                            2                 3                5                 6
     Other - net                                                 5                 3                5                 8
-------------------------------------------------------------------------------------------------------------------------
         Total Interest Expense and Other                       86                78              163               157
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     162               146              318               270

Income Taxes                                                    61                61              113               114
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                              $      101        $       85        $     205        $      156
=========================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                              145               145              145               145
-----------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE -
   BASIC AND DILUTED                                    $     0.69        $     0.59        $    1.41        $     1.07
-----------------------------------------------------------------------------------------------------------------------


    See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                                       Three Months Ended                  Six Months Ended
                                                                              June 30                           June 30
                                                                   ------------------------------------------------------------
                                                                      1998          1997                  1998         1997
                                                                   ------------------------------------------------------------

OPERATING ACTIVITIES
   Net Income                                                     $     101     $       85      $      205        $        156
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                    162            165             327                 330
       Other                                                             (6)           (43)             (3)                  8
       Changes in current assets and liabilities:
         Accounts receivable                                            (95)            (7)            (48)                (25)
         Inventories                                                    (42)           (29)            (30)                (25)
         Payables                                                        55            (74)             60                 (41)
         Other                                                           46             35             (51)                (36)
------------------------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                 221            132             460                 367
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                    (116)          (336)           (241)               (427)
   Investment in limited partnership                                      -              -            (200)                  -
   Nuclear decommissioning trust funds                                  (12)           (27)            (41)                (37)
   Other                                                                (17)             1             (11)                  1
------------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                            (145)          (362)           (493)               (463)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                           200            243             200                 250
   (Decrease) Increase in short-term borrowings                        (115)           215             262                 209
   Redemption of long-term debt                                         (18)          (139)           (187)               (185)
   Redemption of preferred stock                                       (100)             -            (100)                  -
   Dividends on common stock                                            (75)           (75)           (149)               (149)
   Other                                                                  3              -               2                  (1)
------------------------------------------------------------------------------------------------------------------------------
     Net cash (used for) from financing activities                     (105)           244              28                 124
------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                         (29)            14              (5)                 28
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                              123             67              99                  53
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                    $      94     $       81       $      94        $         81
==============================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                 $      61     $       61       $     146        $        138
   Income taxes paid                                                     30            127              66                 128
   New capital lease obligations                                         31              -              48                  33


    See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                                                     June 30          December 31
                                                                                      1998               1997
                                                                                 --------------    ----------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                  $            94   $             99
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20)                                                            304                305
           Accrued unbilled revenues                                                         167                137
           Other                                                                              97                 78
      Inventories (at average cost)
           Fuel                                                                              164                130
           Materials and supplies                                                            171                173
      Assets from risk management activities                                                 129                  -
      Other                                                                                   52                 13
                                                                                 ---------------   ----------------
                                                                                           1,178                935
                                                                                 ---------------   ----------------

INVESTMENTS
      Nuclear decommissioning trust funds                                                    280                239
      Other                                                                                  267                 57
                                                                                 ---------------   ----------------
                                                                                             547                296
                                                                                 ---------------   ----------------



PROPERTY
      Property, plant and equipment                                                       14,692             14,495
      Property under capital leases                                                          256                256
      Nuclear fuel under capital lease                                                       655                607
      Construction work in progress                                                           22                 16
                                                                                 ---------------   ----------------
                                                                                          15,625             15,374
                                                                                 ---------------   ----------------
Less accumulated depreciation and amortization                                             6,728              6,440
                                                                                 ---------------   ----------------
                                                                                           8,897              8,934
                                                                                 ---------------   ----------------

OTHER ASSETS
      Regulatory assets                                                                      747                856
      Other                                                                                  226                202
                                                                                 ---------------   ----------------
                                                                                             973              1,058
                                                                                 ---------------   ----------------

TOTAL ASSETS                                                                     $        11,595   $         11,223
                                                                                 ===============   ================


    See notes to condensed consolidated financial statements (unaudited).



                                                                                     June 30          December 31
                                                                                      1998               1997
                                                                                ----------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                           $           194   $            161
      Accrued interest                                                                        56                 57
      Dividends payable                                                                       76                 78
      Accrued payroll                                                                         86                 81
      Short-term borrowings                                                                  304                 42
      Liabilities from risk management activities                                            135                  -
      Accumulated deferred income taxes                                                       83                 64
      Current portion long-term debt                                                         159                205
      Current portion capital leases                                                         131                110
      Other                                                                                  236                219
                                                                                 ---------------   ----------------
                                                                                           1,460              1,017
                                                                                 ---------------   ----------------

OTHER LIABILITIES
      Accumulated deferred income taxes                                                    1,930              1,983
      Accumulated deferred investment tax credits                                            294                301
      Capital leases                                                                         132                137
      Other                                                                                  283                302
                                                                                 ---------------   ----------------
                                                                                           2,639              2,723
                                                                                 ---------------   ----------------

LONG-TERM DEBT                                                                             3,835              3,777
                                                                                 ---------------   ----------------

SHAREHOLDERS' EQUITY
      Detroit Edison cumulative preferred stock, $100 par value, 6,747,484 shares authorized, 5,207,657 issued, 500,000 and 1,501,223 shares
           outstanding, respectively                                                          48                144
      Common stock, without par value, 400,000,000 shares
           authorized, 145,075,152 and 145,097,829 issued
           and outstanding, respectively                                                   1,951              1,951
      Retained earnings                                                                    1,662              1,611
                                                                                 ---------------   ----------------
           TOTAL SHAREHOLDERS' EQUITY                                                      3,661              3,706
                                                                                 ---------------   ----------------

CONTINGENCIES (NOTE 5)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $        11,595   $         11,223
                                                                                 ===============   ================

    See notes to condensed consolidated financial statements (unaudited).

                              DTE ENERGY COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
         (In Millions, Except Per Share Amounts; Shares in Thousands)



                                                                                               1998
                                                                                -----------------------------------
                                                                                       Shares           Amount
                                                                                -----------------------------------
DETROIT EDISON CUMULATIVE PREFERRED STOCK
   Balance at beginning of year                                                         1,501       $          144
   Redemption of cumulative preferred stock                                            (1,001)                (100)
   Preferred stock expense                                                                                       4
                                                                                -------------       --------------
   Balance at June 30, 1998                                                               500       $           48
-------------------------------------------------------------------------------------------------------------------

COMMON STOCK
   Balance at beginning of year                                                       145,098       $        1,951
   Repurchase and retirement of common stock                                              (23)                   -
                                                                                --------------      --------------
   Balance at June 30, 1998                                                           145,075       $        1,951
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                                                     $        1,611
   Net income                                                                                                  205
   Dividends declared on common stock ($0.515 per share)                                                      (150)
   Preferred stock expense                                                                                      (4)
                                                                                                    ---------------
   Balance at June 30, 1998                                                                         $        1,662
-------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                          $        3,661
===================================================================================================================

    See notes to condensed consolidated financial statements (unaudited).

                      [This page intentionally left blank.]

                           THE DETROIT EDISON COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                  (In Millions)



                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30                             June 30
                                                                -------------------------------------------------------------------
                                                                     1998             1997              1998               1997
                                                                -------------------------------------------------------------------


OPERATING REVENUES                                               $      992        $      878     $      1,893        $      1,742
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Fuel and purchased power                                           266               197              474                 395
     Operation and maintenance                                          247               226              470                 454
     Depreciation and amortization                                      161               165              324                 330
     Taxes other than income                                             70                65              140                 134
-----------------------------------------------------------------------------------------------------------------------------------
         Total Operating Expenses                                       744               653            1,408               1,313
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        248               225              485                 429
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
     Interest expense                                                    68                70              136                 141
     Other - net                                                          5                 4               10                   9
-----------------------------------------------------------------------------------------------------------------------------------
         Total Interest Expense and Other                                73                74              146                 150
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              175               151              339                 279

Income Taxes                                                             80                65              146                 119
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               95                86              193                 160

PREFERRED STOCK DIVIDENDS                                                 2                 3                5                   6
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                            $       93        $       83     $        188        $        154
===================================================================================================================================

Note: Detroit Edison's condensed consolidated financial statements (unaudited) are presented here for ease of reference and are not considered to be part of Item 1 of the Company's report.

    See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                                            Three Months Ended                Six Months Ended
                                                                                   June 30                         June 30
                                                                       ------------------------------------------------------------
                                                                              1998            1997           1998            1997
                                                                       ------------------------------------------------------------

OPERATING ACTIVITIES
   Net Income                                                            $        95    $        86    $        193   $        160
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                             161            165             324            330
       Other                                                                     (36)            (7)            (37)            45
       Changes in current assets and liabilities:
         Accounts receivable                                                     (84)            (1)            (30)           (16)
         Inventories                                                             (36)           (17)            (34)           (14)
         Payables                                                                 27            (81)             49            (48)
         Other                                                                    50             36             (58)           (35)
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                          177            181             407            422
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                             (102)          (123)           (220)          (209)
   Nuclear decommissioning trust funds                                           (12)           (27)            (41)           (37)
   Other                                                                          (1)             5              (4)             7
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                     (115)          (145)           (265)          (239)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                    100              -             100              -
   Increase in short-term borrowings                                              23            182             187            176
   Redemption of long-term debt                                                    -           (139)           (169)          (185)
   Redemption of preferred stock                                                (100)             -            (100)             -
   Dividends on common and preferred stock                                       (83)           (83)           (165)          (165)
   Other                                                                           4              -               3              -
-----------------------------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                                      (56)           (40)           (144)          (174)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     6             (4)             (2)             9
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF THE PERIOD                                                         7             15              15              2
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $        13    $        11    $         13   $         11
===================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                        $        58    $        60    $        137   $        137
   Income taxes paid                                                              53            131             111            132
   New capital lease obligations                                                  17              -              31             33


    See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                                                     June 30          December 31
                                                                                      1998               1997
                                                                                ---------------    ----------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                  $            13   $             15
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20)                                                            294                300
           Accrued unbilled revenues                                                         167                137
           Other                                                                              69                 63
      Inventories (at average cost)
           Fuel                                                                              164                130
           Materials and supplies                                                            154                150
      Other                                                                                   51                 11
                                                                                 ---------------   ----------------
                                                                                             912                806
                                                                                 ---------------   ----------------

INVESTMENTS
      Nuclear decommissioning trust funds                                                    280                239
      Other                                                                                   43                 38
                                                                                 ---------------   ----------------
                                                                                             323                277
                                                                                 ---------------   ----------------



PROPERTY
      Property, plant and equipment                                                       14,387             14,204
      Property under capital leases                                                          256                256
      Nuclear fuel under capital lease                                                       655                607
      Construction work in progress                                                            9                 12
                                                                                 ---------------   ----------------
                                                                                          15,307             15,079
                                                                                 ---------------   ----------------
Less accumulated depreciation and amortization                                             6,712              6,431
                                                                                 ---------------   ----------------
                                                                                           8,595              8,648
                                                                                 ---------------   ----------------

OTHER ASSETS
      Regulatory assets                                                                      747                856
      Other                                                                                  182                158
                                                                                 ---------------   ----------------
                                                                                             929              1,014
                                                                                 ---------------   ----------------


TOTAL ASSETS                                                                     $        10,759   $         10,745
                                                                                 ===============   ================

    See notes to condensed consolidated financial statements (unaudited).


                                                                                     June 30          December 31
                                                                                      1998               1997
                                                                                 ---------------   ----------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
      Accounts payable                                                           $           175   $            150
      Accrued interest                                                                        54                 56
      Dividends payable                                                                       80                 83
      Accrued payroll                                                                         84                 80
      Short-term borrowings                                                                  187                  -
      Accumulated deferred income taxes                                                       85                 64
      Current portion long-term debt                                                         119                169
      Current portion capital leases                                                         131                110
      Other                                                                                  227                218
                                                                                 ---------------   ----------------
                                                                                           1,142                930
                                                                                 ---------------   ----------------

OTHER LIABILITIES
      Accumulated deferred income taxes                                                    1,906              1,973
      Accumulated deferred investment tax credits                                            294                301
      Capital leases                                                                         132                137
      Other                                                                                  272                300
                                                                                 ---------------   ----------------
                                                                                           2,604              2,711
                                                                                 ---------------   ----------------


LONG-TERM DEBT                                                                             3,512              3,531
                                                                                 ---------------   ----------------

SHAREHOLDER'S EQUITY
      Cumulative preferred stock, $100 par value, 6,747,484 shares authorized,
           5,207,657 issued, 500,000 and 1,501,223 shares outstanding,
           respectively                                                                       48                144
      Common stock, $10 par value, 400,000,000 shares
           authorized, 145,119,875 issued and outstanding                                  1,451              1,451
      Premium on common stock                                                                548                548
      Common stock expense                                                                  (48)               (48)
      Retained earnings                                                                    1,502              1,478
                                                                                 ---------------   ----------------
           TOTAL SHAREHOLDER'S EQUITY                                                      3,501              3,573
                                                                                 ---------------   ----------------


CONTINGENCIES (NOTE 5)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                       $        10,759   $         10,745
                                                                                  ==============    ===============

    See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (UNAUDITED)
         (In Millions, Except Per Share Amounts; Shares in Thousands)


                                                                                              1998
                                                                               ----------------------------------
                                                                                     Shares            Amount
                                                                               ----------------------------------

CUMULATIVE PREFERRED STOCK
   Balance at beginning of year                                                 $       1,501       $          144
   Redemption of cumulative preferred stock                                            (1,001)                (100)
   Preferred stock expense                                                                                       4
                                                                                -------------       --------------
   Balance at June 30, 1998                                                               500       $           48
------------------------------------------------------------------------------------------------------------------

COMMON STOCK
   Balance at beginning of year                                                       145,120       $        1,451
                                                                                -------------       --------------
   Balance at June 30, 1998                                                           145,120       $        1,451
------------------------------------------------------------------------------------------------------------------

PREMIUM ON COMMON STOCK
   Balance at beginning of year                                                                     $          548
                                                                                                    --------------
   Balance at June 30, 1998                                                                         $          548
------------------------------------------------------------------------------------------------------------------

COMMON STOCK EXPENSE
   Balance at beginning of year                                                                     $          (48)
                                                                                                    --------------
   Balance at June 30, 1998                                                                         $          (48)
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                                                     $        1,478
   Net income                                                                                                  193
   Dividends declared
     Common stock ($0.55 per share)                                                                           (160)
     Cumulative preferred stock*                                                                                (5)
   Preferred stock expense                                                                                      (4)
                                                                                                    ---------------
   Balance at June 30, 1998                                                                         $        1,502
------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDER'S EQUITY                                                                          $        3,501
==================================================================================================================

* At established rate for each series.


    See notes to condensed consolidated financial statements (unaudited).

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

NOTE 1 - ANNUAL REPORT NOTES

These condensed consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes and the Quarterly Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

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

NOTE 2 - ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES

DTE Energy Trading, Inc. (DTE ET) is an indirect wholly owned subsidiary of the Company and began operations in the first quarter of 1998. The new subsidiary markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments which include futures, exchange traded and over-the-counter options, and forward purchase and sale commitments.

Activities for trading purposes of DTE ET are accounted for using the mark-to-market method of accounting. Under such method, DTE ET's electric power trading contracts, including both transactions for physical delivery and financial instruments, are recorded at market value. The resulting unrealized gains and losses from changes in market value of open positions are recorded as "Assets or Liabilities from risk management activities" on the Consolidated Balance Sheet. Current period changes in the "Assets or Liabilities from risk management activities" are recognized as net gains or losses in "Operating Revenues" on the Consolidated Statement of Income. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Detroit Edison continues to account for its forward purchase and sale commitments and over-the-counter options on a settlement basis.

NOTE 3 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At June 30, 1998, Detroit Edison had total short-term credit arrangements of approximately $634 million under which $187 million was outstanding. The amounts outstanding at June 30, 1998 consisted of $87 million of commercial paper and $100 million secured by its customer accounts receivable and unbilled revenues portfolio.

At June 30, 1998, DTE Capital had $117 million of commercial paper outstanding, backed by a Support Agreement from the Company.

NOTE 4 - LONG-TERM DEBT

In May 1998, Detroit Edison issued $100 million of 7.54% QUIDS. The proceeds were used to redeem all of the outstanding 7.75% Series Cumulative Preferred Stock totaling approximately $100 million.

In June 1998, DTE Capital issued $100 million of Remarketed Notes, Series A due 2038. The notes pay interest at 6.17% through 2003. DTE Capital's obligations have the benefit of a Support Agreement from the Company.

The Company had $62 million in cash and cash equivalents restricted by debt covenants at June 30, 1998.

NOTE 5 - CONTINGENCIES

LEGAL PROCEEDINGS

Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), have continued negotiations following a February 1998 agreement to settle the matters through binding arbitration. In July 1998, Detroit Edison and the plaintiffs reached agreement on the terms of a Consent Judgement, which is subject to approval by the Court. A Fairness Hearing with respect to the terms of the settlement is scheduled for August 1998. The agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. An amount related to this proceeding was accrued in 1997.

NOTE 6 - FINANCIAL INSTRUMENTS

TRADING ACTIVITIES


NOTIONAL AMOUNTS AND TERMS

The notional amounts and terms of DTE ET's outstanding energy trading financial instruments at June 30, 1998 were:



                                     Fixed Price         Fixed Price               Maximum
                                        Payor             Receiver             Terms in Years

                                           (Thousands of MWh)

         Electricity Commodities         523               1,063                  1.5 years
                                         ---               -----

At June 30, 1998, DTE ET also had sales and purchase commitments for physical delivery associated with contracts based on fixed prices totaling 2,692,394 MWh with terms extending up to 1.5 years.

Notional amounts reflect the volume of transactions but do not necessarily represent the amounts exchanged by the parties to the energy commodity derivative instruments. Accordingly, notional amounts do not accurately measure DTE ET's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to DTE ET's risk management needs.

FAIR VALUE

At June 30, 1998, the fair values of DTE ET's energy commodity derivative instruments were :


                                         Current                        Current
                                         Assets                         Liabilities
                                                  (Dollars in Millions)

Average Fair Value for the
Three Months Ended June 30, 1998         $     49                        $    54
                                          =======                         ======

Fair Value as of June 30, 1998           $    129                        $   135
                                          =======                         ======

The weighted average term of DTE ET's energy commodity derivative instruments as of June 30, 1998 was less than three months.


MARKET RISK

DTE ET manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by the Company's Risk Management Committee (RMC), which is authorized by its Board of Directors. Market risks are monitored by the RMC to ensure compliance with the Company's stated risk management policies. DTE ET marks its portfolio to market and measures its risk on a daily basis in accordance with Value-at-Risk (VaR) and other risk methodologies. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products.

CREDIT RISK

DTE ET is exposed to credit risk in the event of nonperformance by customers or counterparties of its contractual obligations. The concentration of customers and/or counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, DTE ET maintains credit policies with regard to its customers' and counterparties' that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers and counterparties financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. Based on these policies, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of customer or counterparty nonperformance. Those futures and option contracts which are traded on the New York Mercantile Exchange are financially guaranteed by the Exchange and have nominal credit risk.

                       -----------------------------------

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207 and 33-64296) of The Detroit Edison Company and Form S-8 (Registration Nos. 333-00023 and 333-47247) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Boards of Directors and Shareholders of DTE Energy Company and
       The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and The Detroit Edison Company and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and of cash flows for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of changes in shareholders' equity for the six-month period ended June 30, 1998. These financial statements are the responsibility of DTE Energy Company's management and The Detroit Edison Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiaries and The Detroit Edison Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which they have been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
July 27, 1998

ITEM 2     -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.
              DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

This analysis for the three and six months ended June 30, 1998, as compared to the same periods in 1997, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

Detroit Edison is the principal subsidiary of the Company, and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

During the second quarter of 1998, the Company invested in DTE Energy
Solutions Inc., an indirect subsidiary of the Company, which provides high quality and innovative utility products and services, specifically in the area of system distribution and customer service for utilities, municipals and cooperatives. DTE Energy Solutions Inc. and Probyn & Co. of Toronto have formed
a joint venture to market utility and energy    related services to municipal
electric utilities in Canada. The new company, DTE/Probyn Energy Solutions Inc., will combine the energy expertise of the Company with Probyn, a provider of financial and energy advisory services, and the owner-operator of five generating stations in four Canadian provinces. DTE Energy Solutions Inc. also formed a partnership with National Pole Recycling Inc. to develop a sawmill operation to recycle, manufacture and market products from retired utility poles supplied by Detroit Edison.

DTE Energy Services, Inc. a wholly owned subsidiary of the Company, purchased a coke oven battery from Bethlehem Steel Corp. in the third quarter of 1998. The coke battery will serve the Bethlehem Burns Harbor, Indiania a Steelmaking plant.

Non-regulated operations are projected to increase over the five year period ending 2002, which could result in earnings of as much as $150 million annually from those operations.

A new record electrical demand of 10,701 MW was set in June 1998. Detroit Edison was able to meet the record demand through careful planning and implementation of a summer electricity supply plan.

See Detroit Edison's Part II, "Item 5 - Other Information" for a discussion of proceedings related to Detroit Edison's Conners Creek Power Plant.

ELECTRIC INDUSTRY DEREGULATION

Federal and state legislators and regulators are working to introduce competition and customer choice into the generation segment of the electric public utility industry, believing that competition will lead to reduced electric rates and stimulate economic growth. Traditional utility services are being unbundled, with many of such services becoming competitive; and a demand is being created for new energy-related services.

As discussed in the Annual Report and the Quarterly Report, there are ongoing Michigan legislative, judicial and administrative proceedings, which address among other things, deregulation of the generation segment of the Michigan electric public utility industry. Federal legislation relating to deregulation has also been proposed. Although the Company and Detroit Edison expect a favorable outcome, neither the Company nor Detroit Edison are able to predict the outcome or timing of these proceedings.

The Financial Accountings Standards Board (FASB) and the Securities and Exchange Commission (SEC) have been considering various accounting issues as a result of the transition to competition.

Regulatory Accounting Issues

As discussed in Note 1 of the Annual Report, Detroit Edison is subject to regulation by the MPSC and the Federal Energy Regulatory Commission (FERC). Detroit Edison meets the criteria of Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the cost based ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 permits the recording of regulatory assets and liabilities that would have been treated as revenue and expense in non-regulated businesses. The deferred amounts are being amortized to revenue and expense as they are included in rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, including regulatory assets, and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers.

In guidance issued in 1997, the Emerging Issues Task Force (EITF) of the FASB concluded that the application of SFAS No. 71 to a separable portion of a business which is subject to a deregulation plan should cease when legislation is passed and/or a rate order is issued that contains sufficient detail on a transition plan. Various MPSC Orders and proposed Michigan legislation would alter the regulatory process in Michigan and provide a plan for transition to competition for the generation segment of Detroit Edison's business. However, Detroit Edison has appealed the MPSC Orders that require the implementation of a Direct Access program in Michigan. Detroit Edison believes that it continues to qualify under the accounting model prescribed by SFAS No. 7l. The continued applicability of SFAS No. 71 will depend on the outcome of legal and legislative proceedings discussed herein.

During the second quarter of 1998, the SEC issued guidance regarding the accounting treatment for the recovery of stranded costs during the transition to competition. The SEC concluded that when an entity ceases to apply SFAS No. 71, any impaired portion of plant assets, identified for recovery in legislation/rate order by means of a regulated cash flow, should be treated as a regulatory asset in the separable portion of the enterprise from which the regulated cash flows are derived. The plant impairment analysis, performed at the lowest level of identifiable cash flows based on the facts and circumstances, should be exclusive of the regulated cash flows.

The EITF 1997 guidance also concluded that regulatory assets and liabilities originating in the separable portion of the business which is no longer under SFAS No. 71 should not be written off if they are recoverable from a separable portion of business which still meets the criteria of SFAS No. 71. Detroit Edison's ability to recover regulatory assets and investment in generation plant in the transition to competition will depend on the outcome of regulatory and/or legislative action which provides for and permits recovery of such assets. Detroit Edison has $383 million of net regulatory assets and $4.9 billion of net investment in generation plant recorded in Property, Plant and Equipment at June 30, 1998. At the present time Detroit Edison believes that a satisfactory mechanism to recover regulatory assets and the investment in generation plant will be adopted by its regulators and/or legislators, although there can be no assurances that this will occur.



Michigan Public Service Commission

In July 1998, Detroit Edison filed an application with the MPSC for accounting authority to accelerate amortization of the Fermi 2 plant and its related regulatory assets by $164.2 million annually beginning January 1, 1999. Detroit Edison believes approval of its request will allow a reasonable opportunity, consistent with SFAS No. 71 and EITF guidance, to recover its stranded assets by the MPSC imposed deadline for recovery, December 31, 2007. An expedited hearing schedule has been requested.

Detroit Edison filed an application with the MPSC in June 1998 requesting approval of its Customer Choice Plan and accounting authority to defer costs that would be incurred to implement Direct Access. In its filing, Detroit Edison estimated that the cost to implement Direct Access would be approximately $100 million. Deferral of $19.9 million has been specifically requested in 1998.

Detroit Edison also indicated in its filings with the MPSC that recovery of Fermi 2 assets and other stranded assets must be reasonably assured before implementation of any Direct Access program begins. Under current accounting rules, to the extent that Detroit Edison cannot be assured recovery prior to implementation of a Direct Access program, it would be required to write off such assets; however, the Company and Detroit Edison do not anticipate a write off at this time.

The MPSC staff's Market Power Report was issued in June 1998. The MPSC staff concluded that Detroit Edison and Consumers Energy Company will both possess Market Power in a Michigan electricity market unless implementation of a proactive regulatory strategy to counterbalance utility Market Power is undertaken. The report notes, "The current Michigan market is so highly concentrated and the advantages of incumbent utility companies are so pervasive that proactive measures are imperative." Divestiture of generation, while discussed as an effective and popular option in other states, is not recommended by the MPSC staff at this time. However, the MPSC staff believes if measures undertaken to mitigate Market Power are not successful, divestiture could be revisited.

Detroit Edison has withdrawn its March 1998 request to suspend the PSCR clause, but continues to pursue the suspension through its ongoing 1998 PSCR case.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES

Net cash from operating activities was higher in the three and six month periods due to decreases in accounts payable partially offset by increases in accounts receivable.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing was lower for the three month period due to lower plant and equipment expenditures and lower contributions to the nuclear decommissioning trust funds.

Net cash used for investing was higher for the six month period due to higher investment in non-regulated investments, partially offset by lower plant and equipment expenditures.

Cash requirements for non-regulated investments are estimated to be approximately $488 million in 1998, of which $221 million had been expended as of June 30, 1998.

DTE Energy Services Inc., a wholly owned subsidiary of the Company, purchased a coke battery from Bethlehem Steel Corp. for approximately $227 million in the third quarter of 1998.

Detroit Edison's 1998 cash requirements for its capital expenditure program are estimated at $512 million, of which $220 million had been expended as of June 30, 1998.

CASH (USED FOR) FROM FINANCING ACTIVITIES

Net cash used for financing was higher in the three month period due primarily to the repayment of short-term borrowings and redemption of preferred stock.

Net cash from financing was lower in the six month period due primarily to the redemption of preferred stock partially offset by higher short-term borrowings.

Detroit Edison will redeem tax exempt obligations Series A-1989 of $100 million and A-1989 B of $18.4 million in December 1999 utilizing the proceeds of a forward refinancing, with the issuance of refunding bonds planned for September 1999, subject to the satisfactory completion of all documentation.

Detroit Edison is also considering refinancing approximately $157 million of tax exempt obligations (Series I-1989, I-1989 B, CC, I-1990) issued on its behalf by Monroe County, MI.

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, the Company's net income was $101 million or $0.69 per common share as compared to $85 million or $0.59 per common share earned in the three months ended June 30, 1997. For the six months ended June 30, 1998 net income was $205 million or $1.41 per common share compared to $156 million or $1.07 per common share earned in the six months ended June 30, 1997.

The 1998 three month and six month earnings were higher than 1997 due to higher sales and increased earnings from non-regulated subsidiary operations, partially offset by higher operating expenses.

On July 21, 1998, the Detroit Edison service territory experienced a severe thunderstorm. High winds and lightning strikes caused approximately $28 million of damage to its distribution system. Approximately $24 million will be a charge to earnings in the third quarter of 1998.

OPERATING REVENUES

Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues, higher system sales and sales between utilities.

Detroit Edison kWh sales increased as compared to the prior year as follows:


                                                                                  Three                Six
                                                                                  Months              Months
                                                                                 --------            --------
       Residential                                                                   9.8  %            4.9  %
       Commercial                                                                    8.4               5.7
       Industrial                                                                    4.9               3.1
       Other (primarily sales for resale)                                           20.7              35.0
           Total System                                                              8.1               5.8
       Sales between utilities                                                     157.3             194.3
           Total                                                                    14.6              13.2

The increase in residential sales resulted from growth in the customer base, increased usage and increased cooling related sales in the second quarter due to unusually warm weather. Commercial sales increased, reflecting a continuation of favorable economic conditions. The increase in industrial sales reflects increased demand in the construction and automotive sectors in spite of the General Motors strike. Sales to other customers increased reflecting increased demand from sales for resale customers. Sales between utilities increased due to greater demand for energy and increased availability of energy for sale.


OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs for Detroit Edison were as follows:


                                                                   Three Months                 Six Months
                                                                 ----------------           ------------------
                                                                 1998        1997           1998          1997
                                                                 ----        ----           ----          ----
                                                                              (Thousands of MWh)
       Power plant generation
           Fossil                                                10,353       10,032        21,397         20,398
           Nuclear                                                2,305        1,260         4,288          1,247
       Purchased power                                            1,817        1,368         2,783          3,572
                                                               --------    ---------     ---------       --------
       Net system output                                         14,475       12,660        28,468         25,217
                                                               ========    =========     =========       ========

       Average unit cost ($/MWh)                               $  17.69    $   14.26     $   15.65       $  14.59
                                                               ========    =========     =========       ========

Fuel and purchased power expense increased in the three month period due to higher average unit costs because of higher purchased power unit costs as a result of increased market demand for power during periods of hot weather and higher net output.

For the six month period, fuel and purchased power expense increased due to higher net system output, higher average unit costs because of higher purchased power unit costs as a result of increased market demand for power during periods of hot weather and the prior-period receipt of Fermi 2 business insurance proceeds.

OPERATION AND MAINTENANCE

Operation and maintenance expense increased for the three month period due primarily to new non-regulated subsidiary operation expense ($39 million), the Conners Creek restart ($7.3 million), storm expense ($5.2 million) and Year 2000 expenses ($3.5 million).

Operation and maintenance expense increased for the six month period due primarily to non-regulated subsidiary operation expense ($78 million), prior year storm amoritization ($7.5 million), the Conners Creek restart ($7.3 million) and Year 2000 expense ($4.5 million), partially offset by lower storm expense ($14.2 million).

Storm damage costs of $30 million incurred during the first three quarters of 1997 were deferred in the fourth quarter of 1997 and are being amortized to expense over a 24 month period beginning in January 1998.

INCOME TAXES

Although income before income taxes was higher in 1998 than 1997, income tax expense for the Company did not increase due primarily to increased alternate fuels credits in 1998, partially offset by an increase relating to prior years income taxes of Detroit Edison.

NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of this Statement on the consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.


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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, actual sales, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental and nuclear requirements, the impact of newly-required FERC tariffs and the success of non-regulated lines of business. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

The Company measures the risk inherent in DTE ET's portfolio utilizing VaR analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. DTE ET's VaR expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The Company reports VaR as a percentage of its earnings, based on a 95% confidence interval, utilizing 10 day holding periods. At of June 30, 1998, DTE ET's VaR from its power marketing and trading activities was less than 1% of the Company's consolidated "Income Before Income Taxes" for the six month period ended June 30, 1998. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20 day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. For further information, see the Company's and Detroit Edison's
Note 2 - Accounting for Risk Management Activities and Note 6 - Financial Instruments.

                               DTE ENERGY COMPANY
                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of the holders of Common Stock of the Company was held on April 27, 1998. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b) The following four directors were elected to serve until the annual meeting in the year 2001 with the votes shown:
                                                               Total Vote
                                        Total Vote For        Withheld From
                                        Each Director          Each Director
                                       ---------------        --------------
            Terence E. Adderley         111,704,821             3,736,422
            Anthony F. Earley, Jr.      111,714,268             3,725,697
            Allan D. Gilmour            111,715,170             3,725,221
            Theodore S. Leipprandt      111,684,996             3,754,969

            The terms of the previously elected nine directors listed below continue until the annual meeting dates shown after each name:

            Lillian Bauder                            April 28, 1999
            David Bing                                April 28, 1999
            Larry G. Garberding                       April 28, 1999
            Alan E. Schwartz                          April 28, 1999
            William Wegner                            April 28, 1999
            William C. Brooks                         April 26, 2000
            John E. Lobbia                            April 26, 2000
            Eugene A. Miller                          April 26, 2000
            Dean E. Richardson                        April 26, 2000

(c) (i) Shareholders ratified the apointment of Deloitte & Touche LLP as the Company's independent auditors for the year 1998 with the votes shown:

                   For                     Against                    Abstain
                   ---                     -------                    -------
               114,070,736                 561,936                    807,730

   (ii) Shareholders also voted on the item below:

        A shareholder proposal regarding the impact of deregulation, including its impact on the operation of Fermi 2.

                   For                     Against                    Abstain
                   ---                     -------                    -------
                6,027,145                88,875,815                  7,312,687

(d)     Not applicable.

                               DTE ENERGY COMPANY
                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.

Effective August 1, 1998, Mr. Anthony F. Earley, Jr., currently President and Chief Operating Officer of the Company and Detroit Edison, assumed the positions of Chairman of the Board, Chief Executive Officer, President, and member of a newly created Office of the President of the Company and Detroit Edison. In addition to Mr. Earley, members of the Office of the President are Gerard M. Anderson, currently Executive Vice President, who will also assume the position of President and Chief Operating Officer, DTE Energy Resources and Robert J. Buckler, currently Executive Vice President, who will assume the position of President and Chief Operating Officer, DTE Energy Distribution. DTE Energy Resources encompasses Detroit Edison's non-nuclear power generation and fuel supply activities and the Company's non-regulated operating units. DTE Energy Distribution includes Detroit Edison's electric transmission and distribution activities and the Company's non-regulated retail product and service activities.

Also effective August 1, 1998, Mr. John E. Lobbia retired from his duties as Chairman of the Board and Chief Executive Officer of the Company and Detroit Edison. He will continue as a director of both companies.

                        QUARTERLY REPORT ON FORM 10-Q FOR
                           THE DETROIT EDISON COMPANY

                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

See pages 10 through 18.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the Company's and Detroit Edison's "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.


                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.

In March 1998, Detroit Edison filed its 1997 PSCR Reconciliation Case with the MPSC. PSCR costs for 1997 which were under-recovered by $2.7 million, when combined with Fermi 2 performance standards, would result in a refund to customers of approximately $21 million. The Company has accrued for the refund.

In an April 24, 1998 informational filing with the MPSC, Detroit Edison proposed customer options that will assist in meeting customer demand this summer. Detroit Edison also proposed an experimental program permitting certain industrial customers with interruptible service to secure their own backup power during summer peak periods in 1998 and 1999. The filing also suggested that large customers may be permitted to negotiate for reduced usage under a capacity release program. Detroit Edison declined to implement the 90 MW retail wheeling experiment for the reason that it would not contribute to meeting the capacity need. In June 1998, the MPSC approved customer capacity options conditioned on customer backup power being obtained from sources not available to Detroit Edison.

In July 1998, Detroit Edison filed a required review of its current depreciation expense with the MPSC. The application requests a change in the current non-nuclear depreciation accrual rate from 3.35% to 4.01%, in effect increasing annual depreciation expenses by 20%, or $68 million. An adjustment in electric rates is not being sought at this time.

As discussed in Detroit Edison's Part II, "Item 5 - Other Information" of the Quarterly Report, on April 14, 1998 the MPSC issued an order granting Detroit Edison's March 31, 1998 request to waive competitive bidding for Conners Creek and restart the plant. Although Detroit Edison believes that the plant complies with all applicable environmental requirements, the Michigan Department of Environmental Quality and the Wayne County Michigan Air Quality Management Division have issued notices of violation contending that Detroit Edison is required to obtain a series of new licenses prior to plant operation. Detroit Edison is contesting these notices of violation.

Effective May 26, 1998, Lynne Halpin was elected Vice President and Chief Information Officer. Since 1996 she was Vice President of Business Applications at Netscape Communications Corp. From 1993 to 1996, she was Director of Business Systems Development and Acting Vice President of Global Systems Development at Xerox Corp.

Effective August 1, 1998, Ron A. May, currently Assistant Vice President, Energy Delivery, was elected Vice President, Energy Delivery and Service.

See the Company's Part II, "Item 5 - Other Information" which is incorporated herein by reference.

              QUARTERLY REPORTS ON FORM 10-Q FOR DTE ENERGY COMPANY
                         AND THE DETROIT EDISON COMPANY


ITEM 6 -      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

                 (i)     Exhibits filed herewith.

                               Exhibit
                                Number
                               --------
                                 4-193  - Sixth Supplemental Note Indenture,
                                          dated as of May 1, 1998, between
                                          Detroit Edison and Bankers Trust
                                          Company, as Trustee, creating the
                                          7.54% Quarterly Income Debt Securities
                                          ("QUIDS"), including form of QUIDS.

                                 4-194  - $100,000,000 Support Agreement,
                                          dated as of June 16, 1998, between DTE
                                          Energy Company and DTE Capital
                                          Corporation.

                                 4-196  - Indenture, dated as of June 15,
                                          1998, between DTE Capital Corporation
                                          and The Bank of New York, as Trustee.

                                 4-197  - First Supplemental Indenture, dated as
                                          of June 15, 1998, between DTE Capital
                                          Corporation and The Bank of New York,
                                          as Trustee, creating the $100,000,000
                                          Remarketed Notes, Series A due 2038,
                                          including form of Note.

                                10-26*  - Employment Agreement, dated April
                                          16, 1998, between Detroit Edison and
                                          Lynn Halpin.

                                11-12   - DTE Energy Company Basic and Diluted
                                          Earnings Per Share.

                                12-12   - The Detroit Edison Company
                                          Computation of Ratio of Earnings to
                                          Fixed Charges and Preferred Stock
                                          Dividends.

                                 15-8   - Awareness Letter of Deloitte &
                                          Touche LLP regarding their report
                                          dated July 27, 1998.

                                27-21   - Financial  Data  Schedule  for the
                                          period ended June 30, 1998 for DTE
                                          Energy Company.

                                27-22   - Financial  Data  Schedule  for the
                                          period ended June 30, 1998 for The
                                          Detroit Edison Company.

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

                                          August 15, 1982              Exhibit  4-32 to Registration
                                                                         No. 2-79674
                                          October 15, 1985             Exhibit 4-170 to Form 10-K for year
                                                                         ended December 31, 1994
                                          July 15, 1989                Exhibit 4-171 to Form 10-K for year
                                                                         ended December 31, 1994
                                          December 1, 1989             Exhibit 4-172 to Form 10-K for year
                                                                         ended December 31, 1994
                                          February 15, 1990            Exhibit 4-173 to Form 10-K for year
                                                                         ended December 31, 1994
                                          April 1, 1991                Exhibit 4-15 to Form 10-K for year
                                                                         ended December 31, 1996
                                          May 1, 1991                  Exhibit 4-178 to Form 10-K for year
                                                                         ended December 31, 1996
                                          May 15, 1991                 Exhibit 4-179 to Form 10-K for year
                                                                         ended December 31, 1996
                                          September 1, 1991            Exhibit 4-180 to Form 10-K for year
                                                                         ended December 31, 1996
                                          November 1, 1991             Exhibit 4-181 to Form 10-K for year
                                                                         ended December 31, 1996
                                          January 15, 1992             Exhibit 4-182 to Form 10-K for year
                                                                         ended December 31, 1996
                                          February 29, 1992            Exhibit 4-187 to form 10-Q for quarter
                                                                         ended March 31, 1998
                                          April 15, 1992               Exhibit 4-188 for quarter ended
                                                                         March 31, 1998
                                          July 15, 1992                Exhibit 4-189 for quarter ended
                                                                         March 31, 1998
                                          July 31, 1992                Exhibit 4-190 for quarter
                                                                         ended March 31, 1998
                                          November 30, 1992            Exhibit 4-130 to Registration
                                                                         No. 33-56496
                                          January 1, 1993              Exhibit 4-131 to Registration
                                                                         No. 33-56496
                                          March 1, 1993                Exhibit 4-191 to form 10-Q for
                                                                         quarter ended March 31, 1998
                                          March 15, 1993               Exhibit 4-192 to Form 10-Q for
                                                                         quarter ended March 31, 1998
                                          April 1, 1993                Exhibit 4-143 to Form 10-Q for
                                                                         quarter ended March 31, 1993
                                          April 26, 1993               Exhibit 4-144 to Form 10-Q for
                                                                         quarter ended March 31, 1993
                                          May 31, 1993                 Exhibit 4-148 to Registration
                                                                         No. 33-64296
                                          June 30, 1993                Exhibit 4-149 to Form 10-Q for
                                                                         quarter ended June 30, 1993 (1993
                                                                         Series AP)
                                          June 30, 1993                Exhibit 4-150 to Form 10-Q for
                                                                         quarter ended June 30, 1993 (1993
                                                                         Series H)
                                          September 15, 1993           Exhibit 4-158 to Form 10-Q for
                                                                         quarter ended September 30, 1993


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

                                 99(y)  - $60,000,000 Support Agreement, dated
                                          as of January 21, 1998, between DTE
                                          Energy Company and DTE Capital
                                          Corporation.

                                 99(z)  - $400,000,000 Support Agreement, dated
                                          as of January 21, 1998, between DTE
                                          Energy Company and DTE Capital
                                          Corporation.



       (b) Registrants did not file any reports on Form 8-K during second quarter 1998.

       (c) *Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               DTE ENERGY COMPANY
                                  ---------------------------------------------
                                                  (Registrant)





Date         August 13, 1998                    /s/ SUSAN M. BEALE
         ---------------------    ---------------------------------------------
                                                  Susan M. Beale
                                        Vice President and Corporate Secretary





Date         August 13, 1998                    /s/ DAVID E. MEADOR
         ---------------------    ---------------------------------------------
                                                  David E. Meador
                                            Vice President and Controller

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               THE DETROIT EDISON COMPANY
                                  ---------------------------------------------
                                                    (Registrant)





Date         August 13, 1998                      /s/ SUSAN M. BEALE
         ---------------------    ---------------------------------------------
                                                  Susan M. Beale
                                        Vice President and Corporate Secretary





Date         August 13, 1998                      /s/ DAVID E. MEADOR
         ---------------------    ---------------------------------------------
                                                  David E. Meador
                                            Vice President and Controller

                            QUARTERLY REPORTS ON FORM
                              10-Q FOR THE QUARTER
                               ENDED JUNE 30, 1998



                  DTE ENERGY COMPANY                          FILE NO. 1-11607

                  DETROIT EDISON COMPANY                      FILE NO. 1-2198

                                  EXHIBIT INDEX



                  Exhibits filed herewith.

                               Exhibit
                               Number


                                 4-193 -  Sixth Supplemental Note Indenture,
                                          dated as of May 1, 1998, between
                                          Detroit Edison and Bankers Trust
                                          Company, as Trustee creating the 7.54%
                                          Quarterly Income Debt Securities
                                          ("QUIDS"), including form of QUIDS.

                                 4-194 -  $100,000,000  Support  Agreement,
                                          dated as of June  16,  1998  between
                                          DTE Energy Company and DTE Capital
                                          Corporation.

                                 4-196 -  Indenture, dated as of June 15,
                                          1998, between DTE Capital Corporation
                                          and The Bank of New York, as Trustee.

                                 4-197 - First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note.

                                10-26* -  Employment Agreement, dated April
                                          16, 1998, between Detroit Edison and
                                          Lynn Halpin.

                                11-12  -  DTE Energy Company and Diluted
                                          Earnings Per Share.

                                12-12  -  The Detroit Edison Company
                                          Computation of Ratio of Earnings to
                                          Fixed Charges and Preferred Stock
                                          Dividends.

                                 15-8  -  Awareness Letter of Deloitte &
                                          Touche LLP regarding their report
                                          dated July , 1998.

                                27-21  -  Financial Data Schedule for the
                                          period ended June 30. 1998 for DTE
                                          Energy Company.

                                27-22  -  Financial Data Schedule for the
                                          period ended June 30, 1998 for The
                                          Detroit Edison Company and Subsidiary
                                          Companies.

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

                                  3(g) -  Agreement and Plan of Exchange.

                                  4(a) -  Mortgage and Deed of Trust, dated as
                                          of October 1, 1924, between Detroit
                                          Edison and Bankers Trust Company as
                                          Trustee and indentures supplemental
                                          thereto, dated as of dates indicated
                                          below:

                                          September 1, 1947
                                          October 1, 1968
                                          November 15, 1971
                                          January 15, 1973

                                         February 29, 1992
                                         April 5, 1992
                                         July 15, 1992
                                         July 31, 1992
                                         June 1, 1978
                                         June 30, 1982
                                         August 15, 1982
                                         October 15, 1985
                                         July 15, 1989
                                         December 1, 1989
                                         February 15, 1990
                                         April 1, 1991
                                         May 1, 1991
                                         May 15, 1991
                                         September 1, 1991
                                         November 1, 1991
                                         January 15, 1992
                                         November 30, 1992
                                         January 1, 1993
                                         April 1, 1993
                                         April 26, 1993
                                         May 31, 1993
                                         June 30, 1993
                                         June 30, 1993
                                         September 15, 1993
                                         March 1, 1994
                                         June 15, 1994
                                         August 15, 1994
                                         December 1 1994
                                         August 1, 1995

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