Form 10-Q
period 1998-09-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1998-10-28
CIK 936340, 28385

 ===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




 COMMISSION                   REGISTRANTS; STATE OF INCORPORATION;                I.R.S. EMPLOYER
 FILE NUMBER                  ADDRESS; AND TELEPHONE NUMBER                       IDENTIFICATION NO.
 -----------                  -----------------------------                       ------------------
 1-11607                      DTE Energy Company                                  38-3217752
                              (a Michigan corporation)
                              2000 2nd Avenue
                              Detroit, Michigan 48226-1279
                              313-235-4000


 1-2198                       The Detroit Edison Company                          38-0478650
                              (a Michigan corporation)
                              2000 2nd Avenue
                              Detroit, Michigan 48226-1279
                              313-235-8000





 Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
 such filing requirements for the past 90 days.                  YES X NO __




 At September 30, 1998, 145,075,152 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.

================================================================================

                               DTE ENERGY COMPANY
                                       AND
                           THE DETROIT EDISON COMPANY
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 1998 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.


                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
Definitions................................................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
    Part I - Financial Information.........................................................4
             Item 1 - Condensed Consolidated Financial Statements (Unaudited)..............4
                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited)..............................................15
                      Independent Accountants' Report.....................................17
             Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................18
    Part II- Other Information............................................................26
             Item 5 -  Other Information..................................................26

Quarterly Report on Form 10-Q for The Detroit Edison Company:
    Part I - Financial Information........................................................27
             Item 1 - Condensed Consolidated Financial Statements (Unaudited).............27
             Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................27
    Part II- Other Information............................................................27
             Item 5 - Other Information...................................................27

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit Edison
  Company:
             Item 6 - Exhibits and Reports on Form 8-K....................................28

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q........................37
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q................38

                                   DEFINITIONS


Annual Report..............1997 Annual Report to the Securities and Exchange Commission on
                             Form 10-K for DTE Energy Company or The Detroit Edison Company,
                             as the case may be

Annual Report Notes........Notes to Consolidated Financial
                             Statements appearing on pages 39 through 61 and 65
                             through 67 of the 1997 Annual Report to the
                             Securities and Exchange Commission on Form 10-K for
                             DTE Energy Company and The Detroit Edison Company

Company....................DTE Energy Company and Subsidiary Companies

Detroit Edison.............The Detroit Edison Company (a wholly owned subsidiary of DTE
                             Energy Company) and Subsidiary Companies

Direct Access..............Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

DTE Capital................DTE Capital Corporation (a wholly owned subsidiary of DTE Energy
                             Company)

EPA........................United States Environmental Protection Agency

kWh........................Kilowatthour

MPSC.......................Michigan Public Service Commission

MWh........................Megawatthour

Note(s)....................Note(s) to Condensed Consolidated Financial Statements (Unaudited)
                             appearing herein


PSCR.......................Power Supply Cost Recovery

Quarterly Report...........Quarterly Report to the
                             Securities and Exchange Commission on Form 10-Q for
                             DTE Energy Company or The Detroit Edison Company,
                             as the case may be, for the quarters ended March
                             31, 1998 and June 30, 1998

Quarterly Report Notes.....Notes to Condensed Consolidated
                             Financial Statements (Unaudited) appearing on pages
                             15 through 16 and pages 15 through 18 of the
                             Quarterly Report to the Securities and Exchange
                             Commission on Form 10-Q for the quarters ended
                             March 31, 1998 and June 30, 1998, respectively, for
                             DTE Energy Company and The Detroit Edison Company

QUIDS......................Quarterly Income Debt Securities

Registrant.................Company or Detroit Edison, as the case may be

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

        ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                               DTE ENERGY COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (In Millions, Except Per Share Amounts)


                                                 Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                                 -------------------------------------------------
                                                 1998          1997           1998          1997
                                                 -------------------------------------------------
OPERATING REVENUES                            $  1,199       $  1,030      $  3,208        $ 2,791
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Fuel and purchased power                       359            228           852            623
    Operation and maintenance                      338            290           906            764
    Depreciation and amortization                  169            159           496            489
    Taxes other than income                         67             68           207            203
--------------------------------------------------------------------------------------------------
        Total Operating Expenses                   933            745         2,461          2,079
--------------------------------------------------------------------------------------------------

OPERATING INCOME                                   266            285           747            712
--------------------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
    Interest expense                                83             76           236            219
    Preferred stock dividends
       of subsidiary                                 1              3             6              9
    Other - net                                      4              -             9              8
--------------------------------------------------------------------------------------------------
        Total Interest Expense and Other            88             79           251            236
--------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                         178            206           496            476

Income Taxes                                        46             74           159            188
--------------------------------------------------------------------------------------------------

NET INCOME                                    $    132       $    132      $    337        $   288
==================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                  145            145           145            145
--------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED                           $   0.91       $   0.91      $   2.32        $  1.98
--------------------------------------------------------------------------------------------------



     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                        Three Months Ended            Nine Months Ended
                                                           September 30                 September 30
                                                      ---------------------------------------------------
                                                          1998        1997              1998      1997
                                                      ---------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                          $    132   $     132         $    337       $ 288
  Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation and amortization                        169         159              496         489
      Other                                                (58)         (2)             (61)          6
      Changes in current assets and liabilities:
        Accounts receivable                                (41)         (5)             (89)        (30)
        Inventories                                         (6)         15              (36)        (10)
        Payables                                            (9)         13               51         (28)
        Other                                               95           -               44         (36)
---------------------------------------------------------------------------------------------------------
    Net cash from operating activities                     282         312             742          679
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                        (391)       (108)           (632)        (535)
  Investment in limited partnership                          5           -            (195)           -
  Nuclear decommissioning trust funds                        8          (8)            (33)         (45)
  Other                                                      -           3             (11)           3
---------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                (378)       (113)           (871)        (577)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                               163           -             363          250
  Increase (decrease) in short-term borrowings              94        (112)            356           97
  Redemption of long-term debt                               -           -            (187)        (185)
  Redemption of preferred stock                              -           -            (100)           -
  Dividends on common stock                                (75)        (75)           (224)        (224)
  Other                                                      1           -               3            -
---------------------------------------------------------------------------------------------------------
    Net cash from (used for) financing activities          183        (187)            211          (62)
---------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                          87          12              82           40
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                   94          81              99           53
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $    181   $      93         $   181        $  93
=========================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)      $     98   $      74         $   244        $ 212
  Income taxes paid                                         49          58             115          186
  New capital lease obligations                              4           -              52           33


     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                                   September 30    December 31
                                                                       1998            1997
                                                                   ------------    -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $         181  $          99
     Accounts receivable
         Customer (less allowance for doubtful
              accounts of $20)                                              371            305
         Accrued unbilled revenues                                          156            137
         Other                                                               82             78
     Inventories (at average cost)
         Fuel                                                               159            130
         Materials and supplies                                             181            173
     Other                                                                   57             13
                                                                  -------------  -------------
                                                                          1,187            935
                                                                  -------------  -------------

INVESTMENTS
     Nuclear decommissioning trust funds                                    272            239
     Other                                                                  252             57
                                                                  -------------  -------------
                                                                            524            296
                                                                  -------------  -------------



PROPERTY
     Property, plant and equipment                                       14,985         14,495
     Property under capital leases                                          244            256
     Nuclear fuel under capital lease                                       659            607
     Construction work in progress                                          106             16
                                                                  -------------  -------------
                                                                         15,994         15,374
                                                                  -------------  -------------
Less accumulated depreciation and amortization                            6,841          6,440
                                                                  -------------  -------------
                                                                          9,153          8,934
                                                                  -------------  -------------

OTHER ASSETS
     Regulatory assets                                                      693            856
     Other                                                                  255            202
                                                                  -------------  -------------
                                                                            948          1,058
                                                                  -------------  -------------

TOTAL ASSETS                                                      $      11,812  $      11,223
                                                                  =============  =============


     See notes to condensed consolidated financial statements (unaudited).

                                                                  September 30    December 31
                                                                      1998            1997
                                                                  ------------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                             $         284  $         161
     Accrued interest                                                        46             57
     Dividends payable                                                       76             78
     Accrued payroll                                                         99             81
     Short-term borrowings                                                  399             42
     Deferred income taxes                                                   70             64
     Current portion long-term debt                                         159            205
     Current portion capital leases                                         124            110
     Other                                                                  225            219
                                                                  -------------  -------------
                                                                          1,482          1,017
                                                                  -------------  -------------

OTHER LIABILITIES
     Deferred income taxes                                                1,939          1,983
     Deferred investment tax credits                                        290            301
     Capital leases                                                         131            137
     Other                                                                  253            302
                                                                  -------------  -------------
                                                                          2,613          2,723
                                                                  -------------  -------------

LONG-TERM DEBT                                                            3,998          3,777
                                                                  -------------  -------------

SHAREHOLDERS' EQUITY
     Detroit Edison cumulative preferred stock, $100 par
         value, 6,747,484 shares authorized, 5,207,657
         issued, 500,000 and 1,501,223 shares
         outstanding, respectively                                           48            144
     Common stock, without par value, 400,000,000 shares
         authorized, 145,075,152 and 145,097,829 issued
         and outstanding, respectively                                    1,951          1,951
     Retained earnings                                                    1,720          1,611
                                                                  -------------  -------------
         TOTAL SHAREHOLDERS' EQUITY                                       3,719          3,706
                                                                  -------------  -------------

CONTINGENCIES (NOTE 5)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      11,812  $      11,223
                                                                  =============  =============


     See notes to condensed consolidated financial statements (unaudited).

                               DTE ENERGY COMPANY
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          (In Millions, Except Per Share Amounts; Shares in Thousands)



                                                                             1998
                                                                 ----------------------------
                                                                    Shares           Amount
                                                                 ----------------------------
DETROIT EDISON CUMULATIVE PREFERRED STOCK
  Balance at beginning of year                                         1,501      $       144
  Redemption of cumulative preferred stock                            (1,001)            (100)
  Preferred stock expense                                                                   4
                                                                 -----------      -----------
  Balance at September 30, 1998                                          500      $        48
---------------------------------------------------------------------------------------------

COMMON STOCK
  Balance at beginning of year                                       145,098      $     1,951
  Repurchase and retirement of common stock                              (23)               -
                                                                 ------------     -----------
  Balance at September 30, 1998                                      145,075      $     1,951
---------------------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of year                                                    $     1,611
  Net income                                                                              337
  Dividends declared on common stock ($1.545 per share)                                  (224)
  Preferred stock expense                                                                  (4)
                                                                                  ------------
  Balance at September 30, 1998                                                   $     1,720
----------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                        $     3,719
==============================================================================================


     See notes to condensed consolidated financial statements (unaudited).

                        [This page intentionally left blank.]

                             THE DETROIT EDISON COMPANY
               CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                    (In Millions)



                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                     -------------------------------------------------------
                                                        1998          1997           1998           1997
                                                     -------------------------------------------------------
OPERATING REVENUES                                    $  1,105      $    985     $   2,998          $ 2,727
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Fuel and purchased power                               344           228           818              623
    Operation and maintenance                              249           247           719              701
    Depreciation and amortization                          162           157           486              487
    Taxes other than income                                 66            69           206              203
------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                           821           701         2,229            2,014
------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                           284           284           769              713
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
    Interest expense                                        72            69           208              210
    Other - net                                              3             2            13               11
------------------------------------------------------------------------------------------------------------
        Total Interest Expense and Other                    75            71           221              221
------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 209           213           548              492

Income Taxes                                                84            85           230              204
------------------------------------------------------------------------------------------------------------

NET INCOME                                                 125           128           318              288

PREFERRED STOCK DIVIDENDS                                    1             3             6                9
------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE FOR COMMON STOCK                 $    124      $    125     $     312          $   279
============================================================================================================

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

                           THE DETROIT EDISON COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (In Millions)


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30              September 30
                                                            -------------------------------------------------
                                                                 1998        1997        1998         1997
                                                            -------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                $     125   $     128   $      318        $ 288
  Adjustments to reconcile net income to net cash from
   operating activities:
      Depreciation and amortization                               162         157          486          487
      Other                                                       (57)        (10)         (94)          35
      Changes in current assets and liabilities:
        Accounts receivable                                       (34)          3          (64)         (13)
        Inventories                                                 5          19          (29)           6
        Payables                                                  (31)         20           18          (29)
        Other                                                      97          (6)          39          (42)
-------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                            267         311          674          732
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Plant and equipment expenditures                               (122)       (107)        (342)        (316)
  Nuclear decommissioning trust funds                               8          (8)         (33)         (45)
  Other                                                           (88)         (1)         (92)           7
-------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                       (202)       (116)        (467)        (354)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of long-term debt                                        -           -          100            -
  Increase (decrease) in short-term borrowings                     18        (114)         205           62
  Redemption of long-term debt                                      -           -         (169)        (185)
  Redemption of preferred stock                                     -           -         (100)           -
  Dividends on common and preferred stock                         (80)        (83)        (245)        (248)
  Other                                                             -           -            3            -
-------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                        (62)       (197)        (206)        (371)
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  3          (2)           1            7
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                          13          11           15            2
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $      16   $       9   $       16        $   9
=============================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid (excluding interest capitalized)            $      82   $      74   $      219        $ 210
  Income taxes paid                                                84          68          195          200
  New capital lease obligations                                     4           -           52           33


      See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (In Millions, Except Per Share Amounts and Shares)



                                                                   September 30    December 31
                                                                        1998            1997
                                                                   ------------    -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                    $          16  $          15
     Accounts receivable
         Customer (less allowance for doubtful
              accounts of $20)                                              343            300
         Accrued unbilled revenues                                          156            137
         Other                                                               65             63
     Inventories (at average cost)
         Fuel                                                               159            130
         Materials and supplies                                             153            150
     Other                                                                   51             11
                                                                  -------------  -------------
                                                                            943            806
                                                                  -------------  -------------

INVESTMENTS
     Nuclear decommissioning trust funds                                    272            239
     Other                                                                  133             38
                                                                  -------------  -------------
                                                                            405            277
                                                                  -------------  -------------



PROPERTY
     Property, plant and equipment                                       14,489         14,204
     Property under capital leases                                          244            256
     Nuclear fuel under capital lease                                       659            607
     Construction work in progress                                           14             12
                                                                  -------------  -------------
                                                                         15,406         15,079
                                                                  -------------  -------------
Less accumulated depreciation and amortization                            6,814          6,431
                                                                  -------------  -------------
                                                                          8,592          8,648
                                                                  -------------  -------------

OTHER ASSETS
     Regulatory assets                                                      693            856
     Other                                                                  204            158
                                                                  -------------  -------------
                                                                            897          1,014
                                                                  -------------  -------------


TOTAL ASSETS                                                      $      10,837  $      10,745
                                                                  =============  =============

     See notes to condensed consolidated financial statements (unaudited).




                                                                   September 30    December 31
                                                                       1998            1997
                                                                  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                             $         250  $         150
     Accrued interest                                                        45             56
     Dividends payable                                                       80             83
     Accrued payroll                                                         95             80
     Short-term borrowings                                                  205              -
     Deferred income taxes                                                   72             64
     Current portion long-term debt                                         119            169
     Current portion capital leases                                         124            110
     Other                                                                  210            218
                                                                  -------------  -------------
                                                                          1,200            930
                                                                  -------------  -------------

OTHER LIABILITIES
     Deferred income taxes                                                1,907          1,973
     Deferred investment tax credits                                        290            301
     Capital leases                                                         131            137
     Other                                                                  251            300
                                                                  -------------  -------------
                                                                          2,579          2,711
                                                                  -------------  -------------


LONG-TERM DEBT                                                            3,512          3,531
                                                                  -------------  -------------

SHAREHOLDERS' EQUITY
     Cumulative preferred stock, $100 par value, 6,747,484
         shares authorized, 5,207,657 issued, 500,000 and
         1,501,223 shares outstanding, respectively                          48            144
     Common stock, $10 par value, 400,000,000 shares
         authorized, 145,119,875 issued and outstanding                   1,451          1,451
     Premium on common stock                                                548            548
     Common stock expense                                                   (48)           (48)
     Retained earnings                                                    1,547          1,478
                                                                  -------------  -------------
         TOTAL SHAREHOLDERS' EQUITY                                       3,546          3,573
                                                                  -------------  -------------


CONTINGENCIES (NOTE 5)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      10,837  $      10,745
                                                                  =============  =============


     See notes to condensed consolidated financial statements (unaudited).

                           THE DETROIT EDISON COMPANY
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
          (In Millions, Except Per Share Amounts; Shares in Thousands)


                                                                             1998
                                                                 ----------------------------
                                                                    Shares           Amount
                                                                 ----------------------------
CUMULATIVE PREFERRED STOCK
  Balance at beginning of year                                         1,501      $       144
  Redemption of cumulative preferred stock                            (1,001)            (100)
  Preferred stock expense                                                                   4
                                                                 -----------      -----------
  Balance at September 30, 1998                                          500      $        48
---------------------------------------------------------------------------------------------

COMMON STOCK
  Balance at beginning of year                                       145,120      $     1,451
                                                                 -----------      -----------
  Balance at September 30, 1998                                      145,120      $     1,451
---------------------------------------------------------------------------------------------

PREMIUM ON COMMON STOCK
  Balance at beginning of year                                                    $       548
                                                                                  -----------
  Balance at September 30, 1998                                                   $       548
---------------------------------------------------------------------------------------------

COMMON STOCK EXPENSE
  Balance at beginning of year                                                    $       (48)
                                                                                  -----------
  Balance at September 30, 1998                                                   $       (48)
---------------------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of year                                                    $     1,478
  Net income                                                                              318
  Dividends declared
    Common stock ($1.65 per share)                                                       (239)
    Cumulative preferred stock*                                                            (6)
  Preferred stock expense                                                                  (4)
                                                                                  -----------
  Balance at September 30, 1998                                                   $     1,547
---------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                        $     3,546
=============================================================================================

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

NOTE 2 - REGULATORY MATTERS

As discussed in Notes 1 and 3 of the Annual Report Notes, the MPSC has established a capacity factor performance standard which provides for the disallowance of net incremental replacement power costs if Fermi 2 does not perform to certain operating criteria. A disallowance is imposed for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U.S. boiling water reactors or 50%. An estimate of the incremental cost of replacement power is required in computing the reserve for amounts due customers under this performance standard. At December 31, 1997, Detroit Edison had an accrual of $74 million for the disallowance that is expected to be imposed by the MPSC. Due primarily to an increase in the estimate of the incremental cost of replacement power at September 30, 1998, Detroit Edison recorded an increase in the Fermi 2 capacity factor performance standard liability of approximately $34 million. The additional liability was recorded as a reduction to operating revenues. Fermi 2 was shut down for refueling on September 4, 1998 and began restart activities in the last week of October, 1998.

As discussed in Note 3 of the Annual Report, in December 1997, litigation was commenced in the Ingham County Circuit Court of Michigan contending that Detroit Edison and the MPSC breached a December 1988 MPSC Order by offsetting the stipulated revenue reduction with the amortization of 1997 storm costs. Following the denial of Detroit Edison's motion for summary disposition, both the MPSC and Detroit Edison filed emergency appeals with the Michigan Court of Appeals. While the Company's appeal was denied, on October 8, 1998, the Michigan Court of Appeals granted the MPSC's claim of appeal.

NOTE 3 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At September 30, 1998, Detroit Edison had total short-term credit arrangements of approximately $675 million under which $205 million was outstanding. The amounts outstanding at September 30, 1998 consisted of $155 million of commercial paper and $50 million secured by its customer accounts receivable and unbilled revenues portfolio.

At September 30, 1998, DTE Capital had short-term credit arrangements of $400 million, backed by a Support Agreement from the Company, under which $194 million of commercial paper was outstanding.

NOTE 4 - LONG-TERM DEBT

Detroit Edison has effective shelf registrations permitting issuance of $364.5 million in debt securities.

The Company had $124 million in cash and cash equivalents restricted for debt service at September 30, 1998.

NOTE 5- CONTINGENCIES

LEGAL PROCEEDINGS

Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), are preparing for binding arbitration to settle these matters. A July 1998 Consent Judgement has received preliminary Court approval. A Fairness Hearing with respect to the terms of the settlement was held in August 1998, and no objections to the settlement were raised. A second Fairness Hearing is comtemplated following the results of the arbitration. The settlement agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. An amount related to this proceeding was accrued in 1997.



                       -----------------------------------

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 17) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration Nos. 333-00023 and 333-47247) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Boards of Directors and Shareholders of DTE Energy Company and
      The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and The Detroit Edison Company and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income and of cash flows for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of changes in shareholders' equity for the nine-month period ended September 30, 1998. These financial statements are the responsibility of DTE Energy Company's management and The Detroit Edison Company's management.

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

Detroit, Michigan
October 28, 1998

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.
           DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

This analysis for the three and nine months ended September 30, 1998, as compared to the same periods in 1997, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

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

The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission (SEC) have been considering various accounting issues as a result of the transition to competition.

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

The 1997 EITF guidance also concluded that regulatory assets and liabilities originating in the separable portion of the business which is no longer under SFAS No. 71 should not be written off if they are recoverable from a separable portion of business which still meets the criteria of SFAS No. 71. Detroit Edison's ability to recover regulatory assets and investment in generation plant in the transition to competition will depend on the outcome of regulatory and/or legislative action which provides for and permits recovery of such assets. Detroit Edison had $355 million of net regulatory assets and $4.8 billion of net investment in generation plant recorded in Property, Plant and Equipment at September 30, 1998. At the present time Detroit Edison believes that a satisfactory mechanism to recover regulatory assets and the investment in generation plant will be adopted by its regulators and/or legislators, although there can be no assurances that this will occur.

Michigan Public Service Commission

In July 1998, Detroit Edison filed an application with the MPSC for accounting authority to accelerate amortization of the Fermi 2 plant and its related regulatory assets by $164.2 million annually beginning January 1, 1999. Detroit Edison believes approval of its request will allow a reasonable opportunity, consistent with SFAS No. 71 and EITF guidance, to recover its stranded assets by the MPSC imposed deadline for recovery, December 31, 2007. Evidentiary hearings have concluded in the proceeding to address Detroit Edison's request to accelerate amortization of Fermi 2 and its related regulatory assets. The Michigan Attorney General and other parties are opposing the request and have argued for a reduction in, or complete elimination of, the MPSC's previous findings on the amount of recoverable stranded costs. An order by the MPSC is expected to be issued before the end of 1998.

Detroit Edison filed an application with the MPSC in June 1998 requesting approval of its Customer Choice Plan and accounting authority to defer costs that would be incurred to implement Direct Access. In its filing, Detroit Edison estimated that the cost to implement Direct Access would be approximately $100 million. Deferral of $19.9 million has been specifically requested in 1998. Approximately $3.9 million of costs have been incurred through September 30, 1998.

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

Detroit Edison is no longer seeking suspension of its PSCR clause and had filed motions with the MPSC to withdraw both of its earlier applications for a clause suspension. On October 26, 1998, the MPSC issued two related orders which granted Detroit Edison's motions, terminated the PSCR suspension hearing and ordered that Detroit Edison continue to implement its PSCR clause.

In September 1998, Detroit Edison filed its 1999 PSCR case. Fuel and purchased power costs for 1999 are projected to increase by up to 25 percent, on average, over the corresponding forecast for 1998. A hearing schedule has not yet been established.

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, Detroit Edison has been involved in legal proceedings contesting the statutory authority of the MPSC to order an experimental retail wheeling program. On October 12, 1998 the Michigan Supreme Court granted Detroit Edison and other parties to the proceeding leave to appeal from a January 1998 Order of the Michigan Court of Appeals finding that the MPSC did have statutory authority to authorize experimental retail wheeling.

GROWTH

Non-regulated businesses are projected to increase over the five-year period ending 2002, and during this period such businesses could result in earnings of as much as $150 million annually.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES

Net cash from operating activities was lower for the three month period due primarily to increased accounts receivables and lower payables.

Net cash from operating activities was higher in the nine month period due primarily to higher net income and higher payables, partially offset by increases in accounts receivable and inventories and an increase in other Detroit Edison non-cash items.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing was higher for the three month period due primarily to higher investment in non-regulated plant and equipment expenditures.

Net cash used for investing was higher for the nine month period due to increased non-regulated investments and plant and equipment expenditures.

Cash requirements for non-regulated investments are estimated at $607 million in 1998, of which $485 million had been expended as of September 30, 1998.

Detroit Edison's 1998 cash requirements for its capital expenditure program are estimated at $486 million, of which $342 million had been expended as of September 30, 1998.

CASH FROM (USED FOR) FINANCING ACTIVITIES

Net cash from financing was higher in the three month period due primarily to the issuance of long-term debt and an increase in short-term borrowings for non-regulated plant and equipment expenditures.

Net cash from financing was higher in the nine month period due primarily to the issuance of long-term debt and the increase in short-term borrowings, partially offset by the redemption of preferred stock.

In November 1998, Detroit Edison plans to issue $100 million of QUIDS which will be used to redeem approximately $50 million aggregate principal amount of its 8.5% Series of QUIDS due 2025 and all outstanding shares of its 7.74% Series Cumulative Preferred Stock.

YEAR 2000

As discussed in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K, the Company has been involved in an enterprise-wide program to address Year 2000 issues. A program office was established in mid-1997 to implement a rigorous plan to address the impact of Year 2000 to hardware and software systems, embedded systems (which include microprocessors used in the production and control of electric power), and critical service providers. The emphasis has been on mission critical systems that support core business activities or processes. Core business activities/processes include safety, environmental and regulatory (Federal Energy Regulatory Commission and Nuclear Regulatory Commission) compliance, product production and delivery, revenue collection, employee and supplier payment, and financial asset management.

The Company's plan for addressing Year 2000 is divided into several phases including: raising general awareness of Year 2000 throughout the company, maintaining an inventory of systems and devices, performing an assessment of inventoried systems and devices, performing compliance testing of suspect systems and devices, remediation of non-compliant systems and devices through replacement, repair, retirement, or identifying an acceptable work around, testing and remediation of systems and devices in an integrated environment and preparing business continuity plans.

The inventory and assessment of known systems and devices has been completed. Compliance testing and remediation for mission critical and other systems and devices are in process. Completion of remediation and integration testing/remediation of mission critical systems is expected by the end of calendar year 1999.

To support the program phases, the program office has been working with major utility industry associations and organizations, customers and vendors to gather and share information on Year 2000 issues. The program office has contacted vendors critical to Company operations to determine their progress on Year 2000.

Based upon information to date, the Company and Detroit Edison anticipate that abnormal operating conditions may be experienced within the Detroit Edison production, transmission, and distribution systems as a result of Year 2000 conditions. These conditions could result in temporary interruption of service to customers. Abnormal operating conditions may also be experienced in other affiliates of the Company of a magnitude not determined at this time. To address these issues, a business continuity program is being developed to be operational in the fourth quarter of 1999. The business continuity program is expected to provide short and long-term solutions to Year 2000 related issues.

The Company and Detroit Edison believe that with all Year 2000 modifications and business continuity plans in place, the Year 2000 will not have a material effect on their financial position, liquidity and results of operations. However, despite all efforts, there can be no assurances that Year 2000 issues can be totally eliminated. In addition, no assurances can be given that the systems of vendors, interconnected utilities, and customers will not result in Year 2000 problems.

The Company and Detroit Edison estimate that Year 2000 costs will aggregate between $50 and $75 million, with $13 million expended between January 1, 1998 and September 30, 1998. Operating cash flow is expected to be sufficient to pay Year 2000 modification costs with no material impact on operating results or cash flows.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, the Company's net income was $132 million or $0.91 per common share, the same as the three months ended September 30, 1997. For the nine months ended September 30, 1998 net income was $337 million or $2.32 per common share compared to $288 million or $1.98 per common share earned in the nine months ended September 30, 1997.

The 1998 three month earnings were the same as last year and nine month earnings were higher than last year due primarily to higher sales and increased earnings from non-regulated subsidiary operations, offset by an increase in the Fermi 2 capacity factor performance standard liability due primarily to higher power costs.

OPERATING REVENUES

Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues and higher system sales, partially offset by an increase in the Fermi 2 capacity factor performance standard liability.

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

                                                       Three           Nine
                                                      Months          Months
                                                      ------          ------
      Residential                                        19.3%         10.1%
      Commercial                                          9.4           7.0
      Industrial                                          3.9           3.4
      Other (primarily sales for resale)                 22.4          30.5
         Total System                                    11.1           7.6
      Sales between utilities                           (17.5)         84.1
         Total                                            8.9          11.7


The increase in residential sales in the three month and nine month periods resulted from growth in the customer base, increased usage and increased cooling related sales in the third quarter due to unusually warm weather. Commercial sales increased, reflecting a continuation of favorable economic conditions and increased cooling related sales. The increase in industrial sales reflects increased demand in the construction and automotive sectors. Sales to other customers increased, reflecting increased demand from sales for resale customers.

Sales between utilities decreased in the three month period due to lower availability of energy for sale during the Fermi 2 refueling outage. Sales between utilities increased during the nine month period due to greater demand for energy and increased overall availability of energy for sale.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs for Detroit Edison were as follows:

                                            Three Months        Nine Months
                                         ----------------      --------------
                                         1998      1997        1998      1997
                                         ----      ----        ----      ----
                                                  (Thousands of MWh)
      Power plant generation
         Fossil                         11,388     10,744     32,784    31,141
         Nuclear                         1,445      2,342      5,734     3,589
      Purchased power                    3,200      1,237      5,983     4,849
                                       -------    -------    -------   -------
      Net system output                 16,033     14,323     44,501    39,579
                                       =======    =======    =======   =======
      Average unit cost ($/MWh)        $ 20.36    $ 14.88    $ 17.35   $ 14.76
                                       =======    =======    =======   =======



Fuel and purchased power expense increased in the three month period due to higher average unit costs as a result of increased market demand for power during periods of hot weather. The increase was also due to replacing lower cost nuclear fuel as a result of the Fermi 2 refueling outage with higher cost system generated and purchased power and higher net system output.

For the nine month period, fuel and purchased power expense increased due to higher net system output, higher average unit costs as a result of increased market demand for power during periods of hot weather and the prior-period receipt of Fermi 2 business insurance proceeds.

OPERATION AND MAINTENANCE

Operation and maintenance expense increased for the three month period due primarily to new non-regulated subsidiary operation expense ($46 million), the Conners Creek restart ($6.6 million) and Year 2000 expenses ($6.8 million), partially offset by lower benefit costs ($5.2 million) and lower thermal energy expenses ($3.7 million).

Operation and maintenance expense increased for the nine month period due primarily to non-regulated subsidiary operation expense ($124 million), the Conners Creek restart ($10.9 million), Year 2000 expense ($11.3 million) and nuclear generating operating costs ($13.8 million), partially offset by lower benefit costs ($19.7 million) and lower thermal energy expenses ($6.0 million).

Storm damage costs of $30 million incurred during the first three quarters of 1997 were deferred in the fourth quarter of 1997 and are being amortized to expense over a 24 month period beginning in January 1998.

INCOME TAXES

The effective income tax rate for the Company was lower in 1998 due primarily to increased alternate fuels credits.


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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, actual sales, the effects of competition, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, pending and proposed statutory changes and the recovery of stranded costs), environmental (including proposed regulations to limit nitrogen oxide emissions) and nuclear requirements, the impact of FERC proceedings and regulations, the success of non-regulated lines of business and the timely completion of Year 2000 modifications. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others.

                               DTE ENERGY COMPANY
                           PART II - OTHER INFORMATION




ITEM 5 - OTHER INFORMATION.

As discussed in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K, during 1997 and 1998 the EPA issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call, giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. The EPA draft proposal suggests most emission reductions should come from utilities. If Michigan follows the EPA's recommendations, it is estimated that it will cost Detroit Edison more than $400 million to comply. Until the state issues its regulations, it is impossible to predict the full impact of the SIP call. Additional environmental costs would be expected to be recovered under traditional ratemaking principles. However, Detroit Edison is unable to predict what effect, if any, deregulation of the electric utility industry would have on recoverability of such environmental costs.

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

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION.

As discussed in Detroit Edison's Part II, "Item 5 - Other Information" of the Quarterly Report, on April 14, 1998 the MPSC issued an order granting Detroit Edison's March 31, 1998 request to waive competitive bidding for Conners Creek and restart the plant. Although Detroit Edison believes that the plant complies with all applicable environmental requirements, the Michigan Department of Environmental Quality (MDEQ) and the Wayne County Michigan Air Quality Management Division have issued notices of violation contending that Detroit Edison is required to obtain a series of new licenses prior to plant operation. Detroit Edison is contesting these notices of violation. A hearing on Detroit Edison's motion to remand the case to the Ingham County Circuit Court of Michigan is scheduled for October 30, 1998 in the Eastern District.

See the Company's Part II, "Item 5 - Other Information" which is incorporated herein by reference.

              QUARTERLY REPORTS ON FORM 10-Q FOR DTE ENERGY COMPANY
                         AND THE DETROIT EDISON COMPANY



ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits

            (i)    Exhibits filed herewith.

                          Exhibit
                          Number
                          -------


                          11-13 - DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

                          12-13 - The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

                           15-9 - Awareness Letter of Deloitte & Touche LLP regarding their report dated October 28, 1998.

                          27-23 - Financial Data Schedule for the period ended September 30, 1998 for DTE Energy Company.

                          27-24 - Financial Data Schedule for the period ended September 30, 1998 for The Detroit Edison Company.

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

                           3(g)- Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1- 11607).

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


                           4(b)- Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

                           4(c)- First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

                           4(d)- Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30,
                                  1993).

                           4(e)- First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

                           4(f)- Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

                           4(g)- First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

                           4(h)- Fourth Supplemental Note Indenture, dated as of August 15, 1995 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).

                           4(i)- Fifth Supplemental Note Indenture, dated as of February 1, 1996 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).

                           4(j)- Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities ("QUIDS"), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30,
                                  1998).

                           4(k)- Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).

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

                          99(j)- Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

                          99(k)- Fifth Amendment, dated as of August 28, 1997 to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997).

                          99(l)- Sixth Amendment dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-32 Registration Statement No. 333-65765).

                          99(m)- $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

                          99(n)- First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit
                                  Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

                          99(o)- Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

                          99(p)- Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

                          99(q)- Fifth Amendment, dated as of August 28, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997).

                          99(r)- 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

                          99(s)-  First Amendment to 1988 Amended and
                                  Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

                          99(t)- Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).

                          99(u)- Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

                          99(v)- Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).

                          99(w)- Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997).

                          99(x)- Standby Note Purchase Credit Facility, dated as of September 12, 1997, among Detroit Edison and the Bank's Signatory thereto and The
                                  Chase Manhattan  Bank, as Administrative
                                  Agent, and Citicorp Securities, Inc., Lehman
                                  Brokers, Inc., as Remarketing Agents and
                                  Chase Securities,  Inc. as  Arranger.
                                  (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997).

                          99(y)- Amended and Restated Credit Agreement, Dated as of January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bank of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger.

                          99(z)-  $60,000,000 Support Agreement dated
                                  as of January 21, 1998 between DTE Energy
                                  Company and DTE Capital Corporation.

                         99(aa)-  $400,000,000   Support  Agreement, dated as of
                                  January 21, 1998, between DTE Energy Company and DTE Capital Corporation.

                         99(bb)- $100,000,000 Support Agreement, dated as of June 16, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998).

                          99(cc)- Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998).

                          99(dd)- First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998).



      (b) Registrants filed a report on Form 8-K dated October 14, 1998 discussing an increase in the Fermi 2 capacity factor performance standard liability.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                    DTE ENERGY COMPANY
                                          --------------------------------------
                                                       (Registrant)





Date       October 28, 1998                         /s/ SUSAN M. BEALE
           ----------------               --------------------------------------
                                                        Susan M. Beale
                                          Vice President and Corporate Secretary





Date       October 28, 1998                         /s/ DAVID E. MEADOR
           ----------------               --------------------------------------
                                                        David E. Meador
                                                 Vice President and Controller

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           THE DETROIT EDISON COMPANY
                                     --------------------------------------
                                                  (Registrant)





Date       October 28, 1998                    /s/ SUSAN M. BEALE
           ----------------          ---------------------------------------
                                                 Susan M. Beale
                                     Vice President and Corporate Secretary





Date       October 28, 1998                    /s/ DAVID E. MEADOR
           ----------------          ---------------------------------------
                                                  David E. Meador
                                          Vice President and Controller

                            QUARTERLY REPORTS ON FORM
                              10-Q FOR THE QUARTER
                            ENDED SEPTEMBER 30, 1998


                  DTE ENERGY COMPANY            File No. 1-11607

                  DETROIT EDISON COMPANY        File No. 1-2198


                                  EXHIBIT INDEX


                 Exhibits filed herewith.

                            Exhibit
                            Number
                            -------


                            11-13- DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

                            12-13- The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.


                            15-9 - Awareness Letter of Deloitte & Touche LLP regarding their report dated October 28, 1998.

                            27-23- Financial Data Schedule for the period ended September 30, 1998 for DTE Energy Company.

                            27-24- Financial Data Schedule for the period ended September 30, 1998 for The Detroit Edison Company.

      Exhibits incorporated herein by reference.    See Page No. ___ through
                                                    ___ for location of exhibits
                                                    incorporated by reference

                             3(a)-   Amended and Restated Articles of
                                     Incorporation of DTE Energy Company, dated
                                     December 13, 1995.

                             3(b)- Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company.

                             3(c) - Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce-Corporation and Securities Bureau.

                             3(d) - Certificate containing resolution of the Detroit Edison Board of Directors establishing the Cumulative Preferred Stock, 7.75% Series as filed February 22, 1993 with the State of Michigan, Department of Commerce-Corporation and Securities Bureau.

                             3(e) - Certificate containing resolution of the Detroit Edison Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce-Corporation and Securities Bureau.

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

                             4(f) - Third Supplemental Note Indenture, dated as of August 15, 1994.

                             4(g) - First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994.

                             4(h) - Fourth Supplemental Note Indenture, dated as of August 15, 1995.

                             4(i) - Fifth Supplemental Note Indenture, dated as of February 1, 1996.

                             4(j) - Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities ("QUIDS"), including form of QUIDS.

                             4(k) - Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of

                                     America, The Bank of New York, The Fuji
                                     Bank Limited, The Long-Term Credit Bank of
                                     Japan, LTD, Union Bank and Citicorp
                                     Securities, Inc. and First Chicago Capital
                                     Markets, Inc. as Remarketing Agents.


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

                            99(j) - Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit
                                     Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                            99(k) - Fifth Amendment, dated as of August 28, 1997 to $200,000,000 364-Day Credit
                                     Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent.

                            99(l) - Sixth Amendment dated as of August 27, 1998, to $200,000,000 364-Day Credit
                                     Agreement dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank, PLC, New York Branch, as Agent. (Exhibit 99-32 Registration Statement No. 333-65765).

                            99(m) - $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent.

                            99(n) - First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit
                                     Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                            99(o) - Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                            99(p) - Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent.

                            99(q) - Fifth Amendment, dated as of August 28, 1997, to $200,000,000 Multi-Year Credit
                                     Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent.

                            99(r) - 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance.

                            99(s) -  First Amendment to 1988 Amended and
                                     Restated Nuclear Fuel Heat Purchase
                                     Contract, dated as of February 1, 1990,
                                     between Detroit Edison and Renaissance.

                            99(t) - Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

                            99(u) - Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance.

                            99(v) - Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance.

                            99(w) - Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

                            99(x) - Standby Note Purchase Credit Facility, dated as of September 12, 1997, among Detroit Edison and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger.

                            99(y) - Amended and Restated Credit Agreement, Dated as of January 21, 1998 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and Barclays Bank PLC, New York Branch and The First National Bnak of Chicago, as Co-Agents, and Citicorp Securities, Inc., as Arranger.

                            99(z) - $60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation.

                            99(aa)- $400,000,000 Support Agreement, dated as of January 21, 1998, between DTE Energy Company and DTE Capital Corporation.

                            99(bb)- $100,000,000 Support Agreement, dated as of June 16, 1998 between DTE Energy Company and DTE Capital Corporation.

                            99(cc)- Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee.

                            99(dd)- First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note.