Form 10-K405
period 1998-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1999-02-25
CIK 936340, 28385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

DTE ENERGY COMPANY
------------------
                                                                             New York and Chicago Stock Exchanges
Common Stock, without par value, with contingent preferred stock purchase rights

THE DETROIT EDISON COMPANY
--------------------------

Quarterly Income Debt Securities (QUIDS)
  (Junior Subordinated Deferrable Interest Debentures                        New York Stock Exchange
  - 7.625%, 7.54% and 7.375% Series)



Securities registered pursuant to Section 12(g) of the Act:

                                      None
                               -------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At January 31, 1999, 145,060,367 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $5,884,011,136 based upon the closing price on the New York Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy Company's definitive Proxy Statement for its 1999 Annual Meeting of Common Shareholders to be held April 28, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants' fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DTE ENERGY COMPANY
                                       AND
                           THE DETROIT EDISON COMPANY
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

     This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1998 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to DTE Energy Company or any other companies affiliated with DTE Energy Company.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

Definitions.............................................................................................     4

ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY:

     Part    I  - Item 1 - Business.....................................................................     5
                  Item 2 - Properties...................................................................    13
                  Item 3 - Legal Proceedings............................................................    14
                  Item 4 - Submission of Matters to a Vote of Security Holders..........................    15

     Part   II  - Item 5 - Market for Registrant's Common Equity and Related
                                Stockholder Matters.....................................................    15
                  Item 6 - Selected Financial Data......................................................    16
                  Item 7 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.....................................    17
                  Item 7A- Quantitative and Qualitative
                                Disclosure About Market Risk (Included in Item 7).......................    17
                  Item 8 - Financial Statements and Supplementary Data..................................    32
                  Item 9 - Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure.....................................    72

     Part  III  - Items 10, 11, 12 and 13 - (Incorporated by reference from DTE Energy Company's definitive Proxy Statement which will be filed with the
                                Securities and Exchange Commission, pursuant to Regulation 14A,
                                not later than 120 days after the end of the fiscal year)...............    72

ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY:

     Part    I  - Item 1 - Business.....................................................................    73
                  Item 2 - Properties...................................................................    74
                  Item 3 - Legal Proceedings............................................................    74
                  Item 4 - Submission of Matters to a Vote of Security Holders..........................    74

     Part   II  - Item 5 - Market for Registrant's Common Equity and Related
                                Stockholder Matters.....................................................    74
                  Item 6 - Selected Financial Data......................................................    75
                  Item 7 - Management's Discussion and Analysis of Financial
                                Condition and Results of Operations.....................................    75
                  Item 8 - Financial Statements and Supplementary Data..................................    75
                  Item 9 - Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure.....................................    78

     Part  III  - Item 10 - Directors and Executive Officers of the Registrant..........................    78
                  Item 11 - Executive Compensation......................................................    78
                  Item 12 - Security Ownership of Certain Beneficial Owners and
                                Management..............................................................    78
                  Item 13 - Certain Relationships and Related Transactions..............................    78

ANNUAL REPORTS ON FORM 10-K FOR DTE ENERGY COMPANY AND
THE DETROIT EDISON COMPANY:

     Part   IV  - Item 14 - Exhibits, Financial Statement Schedules and Reports
                                on Form 8-K.............................................................    79

Signature Page to DTE Energy Company Annual Report on Form 10-K.........................................    92
Signature Page to The Detroit Edison Company Annual Report on Form 10-K.................................    93


                                   DEFINITIONS


Company..........................   DTE Energy Company and Subsidiary Companies

Consumers........................   Consumers Energy Company (a wholly owned subsidiary of
                                      CMS Energy Corporation)

Detroit Edison...................   The Detroit Edison Company (a wholly owned subsidiary of
                                      DTE Energy Company) and Subsidiary Companies

Direct Access....................   Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

EPA..............................   United States Environmental Protection Agency

FERC.............................   Federal Energy Regulatory Commission

kWh..............................   Kilowatthour

Ludington........................   Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)

MDEQ.............................   Michigan Department of Environmental Quality

MPSC.............................   Michigan Public Service Commission

MW...............................   Megawatt

Note.............................   Notes to Consolidated Financial Statements of the Company
                                      and Detroit Edison

NRC..............................   Nuclear Regulatory Commission

PSCR.............................   Power Supply Cost Recovery

Registrant.......................   Company or Detroit Edison, as the case may be

SALP.............................   Systematic Assessment of Licensee Performance

SEC..............................   Securities and Exchange Commission

SFAS.............................   Statement of Financial Accounting Standards


                ANNUAL REPORT ON FORM 10-K FOR DTE ENERGY COMPANY
                                     PART I

ITEM 1 - BUSINESS.

GENERAL

     The Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. As a result of the 1996 corporate restructuring, the Company became the parent holding company of Detroit Edison and certain previously wholly-owned Detroit Edison subsidiaries. The Company has no operations of its own, holding instead directly or indirectly, the stock of Detroit Edison and other subsidiaries engaged in energy-related businesses. Detroit Edison is the Company's principal operating subsidiary, representing approximately 91% and 94% of the Company's assets and revenues, respectively, at December 31, 1998. The Company has no employees. Detroit Edison has 8,482 employees and other Company affiliates have 299 employees.

NON-REGULATED OPERATIONS

     Affiliates of the Company are engaged in non-regulated businesses, including energy-related services and products. Such services and products include the operation of a pulverized coal facility and coke oven batteries, coal sourcing, blending and transportation, landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development, power marketing, specialty engineering services and retail marketing of energy and other convenience products. Another affiliate, DTE Capital Corporation, provides financial services to the Company's non-regulated affiliates.

     Non-regulated operating revenues of $319 million for 1998 were earned primarily from projects related to the steel industry.


UTILITY OPERATIONS

     Detroit Edison, incorporated in Michigan since 1967, is a public utility subject to regulation by the MPSC and FERC and is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. Detroit Edison's service area includes about 13% of Michigan's total land area and about half of its population (approximately five million people). Detroit Edison's residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. 3,733 of Detroit Edison's 8,482 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 1999 for 3,174 employees and the other agreement expires in August 2000 for 559 employees.

Operating revenues, sales and customer data by rate class are as follows:


----------------------------------------------------------------------------------------------------------
                                                          1998                 1997                   1996
----------------------------------------------------------------------------------------------------------

           Operating Revenues                                           (Millions)
Electric
   Residential                                         $ 1,253               $ 1,179               $ 1,198
   Commercial                                            1,553                 1,501                 1,506
   Industrial                                              753                   726                   731
   Other                                                   343                   251                   207
                                                       ---------------------------------------------------
     Total                                             $ 3,902               $ 3,657               $ 3,642
                                                       ===================================================

                  Sales                                               (Millions of kWh)
Electric
   Residential                                          13,752                12,898                12,949
   Commercial                                           18,897                17,997                17,706
   Industrial                                           14,700                14,345                14,062
   Other                                                 2,357                 1,855                 1,690
                                                       ---------------------------------------------------
     Total System                                       49,706                47,095                46,407
   Interconnection                                       5,207                 3,547                 2,046
                                                       ---------------------------------------------------
     Total                                              54,913                50,642                48,453
                                                       ===================================================

         Electric Customers at Year-End                                  (Thousands)

Electric
   Residential                                           1,884                 1,870                 1,847
   Commercial                                              181                   178                   175
   Industrial                                                1                     1                     1
   Other                                                     2                     2                     2
                                                       ---------------------------------------------------
     Total                                               2,068                 2,051                 2,025
                                                       ===================================================


----------------------------------------------------------------------------------------------------------

     Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads.

   During 1998, sales to automotive and automotive-related customers accounted for approximately 9% of total Detroit Edison operating revenues. Detroit Edison's 30 largest industrial customers accounted for approximately 17% of total operating revenues in 1998, 1997 and 1996, but no one customer accounted for more than 3% of total operating revenues.

     Detroit Edison's generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with four coal suppliers for a total purchase of up to 54 million tons of low-sulfur western coal to be delivered during the period from 1999 through 2005. It also has several contracts for the purchase of approximately 1 million tons of Appalachian coal with varying contract expiration dates through 1999. These existing long-term coal contracts include provisions for market price reopeners and price escalation as well as de-escalation.

   CERTAIN FACTORS AFFECTING PUBLIC UTILITIES

     The electric utility industry is changing as the transition to competition occurs. MPSC orders issued in 1997 and 1998 form the beginning of the restructuring of the Michigan electric public utility industry. The implementation of restructuring creates uncertainty as direct access and the unbundling of utility products and services are introduced.

     Restructuring legislation has not been adopted in Michigan although restructuring is proceeding based upon guidelines set forth in various MPSC orders. The MPSC, as a policy matter, has ruled that public utilities should recover stranded costs, arising as a result of the transition to competition, but many details concerning the orderly recovery of such costs, including the operation of a true-up mechanism, are yet to be decided.

     Restructuring presents other serious issues, such as planning for peak sales and defining the scope of the public utility obligation. The introduction of direct access has created uncertainty regarding the timing and level of customer load that may move to other suppliers and the extent of back-up capacity that Detroit Edison could be obligated to provide.

     Companion FERC rulings are necessary for orderly transition in the competitive bulk power supply markets, and procedures, as well as new equipment, are necessary for the development of open access to transmission lines.

     Detroit Edison is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment (including nuclear waste) are studied and governmental regulations are developed and implemented. In addition, the impact of proposed EPA ozone transport regulations and final new air quality standards relating to particulate air pollution are unknown. The costs of future nuclear decommissioning activities are the subject of increased regulatory attention, and recovery of environmental costs through traditional ratemaking is the subject of considerable uncertainty.

   REGULATION AND RATES

         MICHIGAN PUBLIC SERVICE COMMISSION. Detroit Edison is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs, accounting and various other matters.

As discussed in Notes 1 and 2, MPSC orders issued in 1997 and 1998 have provided the beginning of the restructuring of the Michigan electric utility industry. Other restructuring and regulatory matters are discussed below.

In March 1998, Detroit Edison filed its 1997 PSCR Reconciliation Case with the MPSC. PSCR costs were underrecovered by $2.7 million and when combined with Fermi 2 performance standards, would result in a refund to customers of approximately $21 million. An order is expected in the first quarter of 1999.

In September 1998, Detroit Edison filed its 1999 PSCR case. Fuel and purchased power costs for 1999 are projected to increase by up to 25 percent, on average, over the corresponding forecast for 1998. An order is expected by the third quarter of 1999. Detroit Edison plans to file its 1998 PSCR Reconciliation Case with the MPSC in March 1999.

In an order issued December 28, 1998 related to the 1988 Settlement Agreement regarding Fermi 2, the MPSC requested parties to file briefs discussing whether the past MPSC orders surrounding Fermi 2 (including the June 1995 order regarding the retail wheeling experiment,the November 1997 order that reflected the net effect of the $53 million reduction associated with the Fermi 2 phase in for 1998 and a two-year amortization of incremental storm damage costs, and the December 1998 order regarding the accelerated amortization of Fermi 2) have fully accounted for the reductions in the Fermi 2 cost of service and, if not, what additional actions should be taken, as well as what actions are needed to revert to non-phase-in ratemaking in 2000. Detroit Edison indicated that the MPSC does not need to take any further actions on this matter. Other parties argue, among other things, that the MPSC should order that a general rate case be filed by Detroit Edison.

In July 1998, Detroit Edison filed a required review of its current depreciation expense with the MPSC. The application requested an effective increase in annual depreciation expenses of $66 million; an adjustment in rates was not requested. An order may be issued by the MPSC in the first quarter of 1999.

Detroit Edison filed an application with the MPSC in June 1998 requesting approval of its direct access plan and accounting authority to defer costs that would be incurred to implement direct access. In its filing, Detroit Edison estimated that the cost to implement direct access would be approximately $168 million. Detroit Edison awaits further rulings by the MPSC.

Detroit Edison is under an obligation to solicit capacity from external suppliers, whenever it determines that additional capacity is required. Detroit Edison has issued two Requests for Proposal (RFP) in response to that requirement. The first RFP was issued in May 1998 for capacity during 1998 and 1999, and the second RFP was issued in January 1999 for capacity from June 1999 through May 2002. There was minimal response to the May 1998 request, and although there have been several responses to the January 1999 request, no offers to provide Michigan generation by June 1999 have been received.

In February 1999, Detroit Edison filed a capacity plan with the MPSC outlining its assessment and needs for capacity for the summer of 1999. Detroit Edison indicated it will need to purchase approximately 2,000 MW of capacity to supplement internal generation to reliably meet projected peak loads in 1999, and plans to add approximately 550 MW of additional internal capacity.

Detroit Edison has contested the statutory authority of the MPSC to order a direct access experiment. In October 1998 the Michigan Supreme court granted Detroit Edison and other parties to the proceeding leave to appeal from a January 1998 order of the Michigan Court of Appeals finding that the MPSC did have statutory authority to authorize experimental direct access. Although Detroit Edison expects to drop its appeal when a satisfactory clarifying order is issued on the December 1998 order regarding the accelerated amortization of Fermi 2, other parties may continue their appeals, and neither the Company nor Detroit Edison is able to predict the final outcome or timing of these proceedings. Oral arguments are scheduled for March 1999.

     NUCLEAR REGULATORY COMMISSION. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2.

   ENVIRONMENTAL MATTERS

     DETROIT EDISON

     Detroit Edison, in common with other electric utilities, is subject to applicable permit and associated record keeping requirements, and to increasingly stringent federal, state and local standards covering, among other things, particulate and gaseous stack emission limitations, the discharge of effluents (including heated cooling water) into lakes and streams and the handling and disposal of waste material.

     AIR. During 1997 and 1998, the EPA issued proposed ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. The proposed new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. See "Item 7 - Environmental Matters" for further discussion.

     WATER. Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities reflect the "best technology available for minimizing adverse environmental impact." Detroit Edison filed such demonstrations and the MDEQ Staff accepted all of them except those relating to the St. Clair and Monroe Power Plants for which it requested further information. Detroit Edison subsequently submitted the information. In the event of a final adverse decision, Detroit Edison may be required to install additional control technologies to further minimize the impact.

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

      CONNERS CREEK. The Conners Creek Power Plant was in reserve status from 1988 to 1998. In April, 1998 the MPSC issued an order granting Detroit Edison's request to waive competitive bidding for Conners Creek and restart the plant. Although Detroit Edison believed that the plant complied with all applicable environmental requirements, the Michigan Department of Natural Resources and the Wayne County Air Quality Management Division issued notices of violation contending that Detroit Edison was required to obtain a series of new permits prior to plant operation. Subsequently the EPA issued a similar notice of violation.

Detroit Edison conducted tests on the Conners Creek boilers and turbine during June and July 1998. Following testing of the igniters, the boilers and turbine were run for varying periods during the last week in June and the first week in July to conduct a series of tests, including tests on the upgraded controls systems and the turbine generator maximum load test. The only generation from the plant was to allow the plant to complete these tests. The plant was never dispatched by the Michigan Electric Coordinating System (MECS) in Ann Arbor to meet power demands. In addition, the gas igniters were fired during the first three days of September to dry out the boilers following draining of all water from the equipment.

On August 5, 1998, Detroit Edison filed suit seeking a review of determinations asserted by the state and local agencies that Detroit Edison's activities in reactivating the Conners Creek power plant were in violation of certain environmental regulations.

On January 11, 1999, the Department of Justice (DOJ) on behalf of the EPA sent Detroit Edison a Demand Letter requiring the payment of $2.3 million in civil penalties and an unconditional commitment to abandon the use of the facility as a coal plant. Detroit Edison has rejected the DOJ/EPA demand and on January 15, 1999 the DOJ/EPA filed suit. Detroit Edison is presently trying to resolve the issue through settlement discussions. It is impossible to predict what impact, if any, the outcome of this will have upon Detroit Edison.

NON-REGULATED

      The Company's non-regulated affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. These non-regulated affiliates are in substantial compliance with all environmental requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

---------------------------------------------------------------------------------------------------------------------
                                                                                                         PRESENT
                                                                                                         POSITION
            NAME                   AGE(a)                  PRESENT POSITION                            HELD SINCE (b)
---------------------------------------------------------------------------------------------------------------------
     Anthony F. Earley, Jr.         49             Chairman of the Board, Chief Executive Officer,         8-1-98
                                                     President, Chief Operating Officer, and
                                                     Member of the Office of the President
     Larry G. Garberding            60             Executive Vice President, Chief Financial Officer,     1-26-95
                                                     Member of the Office of the President
                                                     since December 1998
     Gerard M. Anderson             40             President and Chief Operating Officer - DTE Energy      8-1-98
                                                     Resources, and Member of the Office of
                                                     the President
     Robert J. Buckler              49             President and Chief Operating Officer - DTE Energy      8-1-98
                                                     Distribution, and Member of the Office of
                                                     the President
     Michael E. Champley            50             Senior Vice President                                   4-1-97
     Susan M. Beale                 50             Vice President and Corporate Secretary                12-11-95
     Leslie L. Loomans              55             Vice President and Treasurer                           1-26-95
     David E. Meador                41             Vice President and Controller                          3-29-97
     Christopher C. Nern            54             Vice President and General Counsel                     1-26-95


     (a) As of December 31, 1998
     (b) The Company was incorporated in January 1995, and, at that time, certain officers of Detroit Edison were appointed officers of the Company.

--------------------------------------------------------------------------------

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

     The Company and its directors and officers in their capacities as such are insured against liability for alleged wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $100 million.

     OTHER INFORMATION. Pursuant to the provisions of the Company's By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board at 13.

ITEM 2 - PROPERTIES.

     DETROIT EDISON

     The summer net rated capability of Detroit Edison's generating units is as follows:


-------------------------------------------------------------------------------------------------------------------
                                     Location By
                                      Michigan               Summer Net                        Year
           Plant Name                  County       Rated Capability (1) (2) (3)            in Service
-------------------------------------------------------------------------------------------------------------------
                                                         (MW)
Fossil-fueled Steam-Electric
   Belle River (4)                    St. Clair          1,026           10.0%      1984 and 1985
   Greenwood                          St. Clair            785            7.6       1979
   Harbor Beach                       Huron                103            1.0       1968
   Marysville                         St. Clair            167            1.6       1930, 1943 and 1947
   Monroe (5)                         Monroe             3,000           29.2       1971, 1973 and 1974
   River Rouge                        Wayne                510            5.0       1957 and 1958
   St. Clair                          St. Clair          1,406           13.7       1953, 1954, 1961 and 1969
   Trenton Channel                    Wayne                725            7.1       1949, 1950 and 1968
                                                        ---------------------
                                                         7,722           75.2%

Oil or Gas-fueled Peaking
   Units (6)                          Various              525            5.1       1966-1971 and 1981
Nuclear-fueled Steam-Electric
   Fermi 2 (7)                        Monroe             1,098           10.7       1988
Hydroelectric Pumped Storage
   Ludington (8)                      Mason                917            9.0       1973
                                                        -----------------------
                                                        10,262          100.0%
                                                        =======================

(1) Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2) Excludes two oil-fueled units, River Rouge Unit No. 1 (206 MW) and St. Clair Unit No. 5 (250 MW), in economy reserve status.

(3) Excludes Conners Creek (236 MW) which is the subject of litigation discussed herein in "Environmental Matters, Conners Creek."

(4) The Belle River capability represents Detroit Edison's entitlement to 81.39% of the capacity and energy of the plant. See Note 4.

(5) The Monroe Power Plant provided approximately 35% of Detroit Edison's total 1998 power plant generation.

(6) Detroit Edison has made arrangements for the purchase of gas-fueled peakers which are expected to contribute 550 MW of generation by the summer of 1999.

(7)  Fermi 2 has a design electrical rating (net) of 1,150 MW.

(8) Represents Detroit Edison's 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 306 MW to First Energy for the six-year period June 1, 1996 through May 31, 2002.

--------------------------------------------------------------------------------

     Detroit Edison and Consumers are parties to an Electric Coordination Agreement providing for emergency assistance, coordination of operations and planning for bulk power supply, with energy interchanged at nine interconnections. Detroit Edison and Consumers also have interchange agreements to exchange electric energy through 12 interconnections with First Energy, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency, Rouge Steel Company and the City of Wyandotte.

     Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $31 million, $31.3 million and $28.3 million for 1998, 1997 and 1996, respectively, and is currently estimated at $34.5 million for 1999.

     Detroit Edison's electric generating plants are interconnected by a transmission system operating at up to 345 kilovolts through 35 transmission stations. As of December 31, 1998, electric energy was being distributed in Detroit Edison's service area through 610 substations over 3,658 distribution circuits.

     NON-REGULATED

     Non-regulated property primarily consists of a coke oven battery facility and a coal processing facility located in River Rouge, Michigan, and a coke oven battery facility in Burns Harbor, Indiana, along with 22 landfill gas projects located throughout the United States.

ITEM 3 - LEGAL PROCEEDINGS.

         Detroit Edison, in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1998, Detroit Edison was named as defendant in 148 lawsuits involving claims for personal injuries and property damage and had been advised of 34 other potential claims not evidenced by lawsuits.

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

     See "Note 11 - Commitments and Contingencies" and "Environmental Matters, Detroit Edison, Conners Creek" herein for additional information.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None during the fourth quarter of 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company's Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:


---------------------------------------------------------------------------------------------------------------
                                                                                               DIVIDENDS
                                                            PRICE RANGE                          PAID
         CALENDAR QUARTER                             HIGH              LOW                    PER SHARE
---------------------------------------------------------------------------------------------------------------
           1997       First                          32-7/8            26-1/4                   $0.515
                      Second                         28-3/8            26-1/8                    0.515
                      Third                          32-7/8            27-1/2                    0.515
                      Fourth                         34-3/4            28-1/16                   0.515

           1998       First                          39-5/8            33-1/2                   $0.515
                      Second                         42                37-11/16                  0.515
                      Third                          45-5/16           39-3/16                   0.515
                      Fourth                         49-1/4            41-7/16                   0.515
---------------------------------------------------------------------------------------------------------------

     At December 31, 1998, there were 145,071,317 shares of the Company's Common Stock outstanding. These shares were held by a total of 111,610 shareholders of record.

     The Company's By-Laws provide that Chapter 7B of the Michigan Business Corporation Act ("Act") does not apply to the Company. The Act regulates shareholder rights when an individual's stock ownership reaches at least 20 percent of a Michigan corporation's outstanding shares. A shareholder seeking control of the Company cannot require the Company's Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act. See "Note 6 - Shareholders' Equity" for additional information, including information concerning the Rights Agreement, dated as of September 23, 1997.

     The amount of future dividends will depend on the Company's earnings, financial condition and other factors, including the effects of utility restructuring and the transition to competition, each of which is periodically reviewed by the Company's Board of Directors.

     Pursuant to Article I, Section 8. (c) and Article II, Section 3.(c) of the Company's By-laws, as amended through May 1, 1998, notice is given that the 2000 Annual Meeting of the Company's Common Shareholders will be held on Wednesday, April 26, 2000.

ITEM 6 - SELECTED FINANCIAL DATA.


----------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31
                                             1998             1997            1996             1995              1994
----------------------------------------------------------------------------------------------------------------------

                                                              (Millions, except per share amounts)

Operating Revenues                         $ 4,221          $ 3,764          $ 3,645          $ 3,636          $ 3,519
Net Income                                 $   443          $   417          $   309          $   406          $   390
Earnings Per Common Share - Basic
   and Diluted                             $  3.05          $  2.88          $  2.13          $  2.80          $  2.67
Dividends Declared Per
   Share of Common Stock                   $  2.06          $  2.06          $  2.06          $  2.06          $  2.06
At year end:
   Total Assets                            $12,088          $11,223          $11,015          $11,131          $10,993
   Long-Term Debt Obligations
     (including capital leases) and
     Redeemable Preferred and
     Preference Stock Outstanding          $ 4,323          $ 4,058          $ 4,038          $ 4,004          $ 3,980
----------------------------------------------------------------------------------------------------------------------

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

GROWTH

On January 1, 1996, Detroit Edison's common stock was exchanged on a share-for-share basis for the common stock of the Company; and the Company became the parent holding company of Detroit Edison. The Company has no operations of its own, holding instead, directly or indirectly, the stock of Detroit Edison, its principal operating subsidiary, and other subsidiaries engaged in energy-related businesses. The holding company structure was adopted to position the Company for changes in the energy markets, and the electric utility industry in particular, by providing financial flexibility and additional resources for the development of new energy-related businesses.

In order to sustain earnings growth, with an objective of 6% growth annually, the Company and Detroit Edison have developed a business strategy focused on core competencies, consisting of expertise in developing, managing and operating energy assets, including coal sourcing, blending and transportation skills. In addition, Detroit Edison has a program for developing work force training and planning for the future.

Detroit Edison is preparing for the transition to competition in the electric energy markets. Although Detroit Edison's electric power sales and system demand have grown at compounded annual rates of about 3% for the last five years, the transition to competition is expected to reduce Detroit Edison's system growth in the long-term. Detroit Edison projects that its electric power sales will increase at a compounded annual rate of approximately 2% over the next five years, but the impact of the transition to competition on earnings and operating conditions is uncertain.

The Company is building a portfolio of growth businesses that leverage its skills and build upon key customer relationships. These growth businesses include on-site energy projects and services, coal transportation and processing, and energy marketing and trading. During the five-year period ending 2002, these businesses could contribute up to $150 million in earnings annually.

The Company's long-term growth strategy recognizes the fact that competition, new technologies and environmental concerns will have a significant impact on reshaping the electric utility industry. Therefore, the Company is investing in new energy-related technologies such as fuel cells, distributed generation and renewable sources of energy.

The Company believes that its financial and technological resources, experience in the energy field and strategic growth plan position it well to compete in the changing energy markets, as competition is introduced in Michigan and across the United States. While there can be no assurances that future performance will equal or exceed past performance, for 1998, the Company's common stock provided a total return of 29%, closing at $43.06 on December 31, 1998.

ELECTRIC INDUSTRY RESTRUCTURING

Detroit Edison is subject to regulation by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). In 1998, Michigan legislators and regulators focused on competition and direct access in the Michigan electric public utility industry. Direct access would give all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources. The MPSC is committed to opening the electric generation market in Michigan to competition and as a result issued several Orders relating to restructuring and competition in 1998. Although attempts to pass legislation in Michigan relating to restructuring were unsuccessful in 1998, the MPSC Orders will enable Detroit Edison to begin implementation of direct access in 1999. Issues remain to be resolved and additional Orders are anticipated as Detroit Edison phases in the option for customers to choose direct access service in 1999 and throughout the transition to full competition, which is scheduled in 2002.

MICHIGAN PUBLIC SERVICE COMMISSION

Background

Details on restructuring the electric generation market began to emerge in 1996 with the issuance of a MPSC Staff Report on Electric Industry Restructuring. MPSC Orders issued in 1997 and 1998 stated that Michigan utilities should recover stranded costs and established December 31, 2007 as the last day for recovery of such costs.

1997 Restructuring Orders

MPSC Orders issued in 1997 facilitated restructuring, but left several issues unresolved. Due to the uncertainty regarding the future price of electricity, the MPSC indicated a true-up mechanism should be established to ensure that Detroit Edison did not over-recover its stranded costs. The MPSC also established that during the transition period, affiliates of out-of-state utilities could not be alternative suppliers without reciprocal arrangements, but unaffiliated marketers could be an alternative supplier without providing reciprocal service in another service territory.

1998 Restructuring Orders

MPSC Orders issued in 1998 identified a phased-in approach to restructuring, whereby Detroit Edison would implement direct access in 225 megawatt (MW) blocks of power through the transition period, with 1125 MW, or approximately 12.5% of total load made available at the end of the transition period, with all remaining load available for direct access on January 1, 2002. Detroit Edison requested approval of accelerated amortization of the Fermi 2 nuclear plant. As discussed in Note 2, the December 28, 1998 MPSC Order, while granting Detroit Edison's request, imposed several conditions for the recovery of Fermi 2 costs. Detroit Edison has requested a clarifying Order from the MPSC, and other parties have requested rehearing on aspects of the MPSC Order.

Neither the Company nor Detroit Edison is able to predict the final outcome or timing of these proceedings.

Direct Access Experiment

Detroit Edison has been involved in legal proceedings contesting the statutory authority of the MPSC to order a direct access experiment. In October 1998 the Michigan Supreme Court granted Detroit Edison and other parties to the proceeding leave to appeal from a Michigan Court of Appeals finding that the MPSC did have statutory authority to authorize experimental direct access. The December 1998 MPSC Order provided that a 90 MW direct access experiment should be immediately commenced, and was in addition to the 1125 MW previously scheduled.

Market Conditions

Wholesale power prices rose significantly in 1998. Dramatic price increases during the summer led to an investigation and report by the FERC Staff. The report concluded that a combination of factors caused the price increase, and although the increase was dramatic, it was narrow and short-lived. The report concluded that the particular combination of events that led to the magnitude of the price increases is not likely to recur, but indicated that wholesale power prices can be expected to rise and fall as a result of the dynamics of supply and demand.

Detroit Edison's planning and preparation limited its exposure during the summer in the wholesale power markets. Detroit Edison made substantial use of options and contracts with liquidated damages provisions, while spreading its purchases over many buyers in different regions. Detroit Edison also continues to recover approximately 80% of the charges for purchased power and generation through the use of the Power Supply Cost Recovery (PSCR) clause.

Because Detroit Edison must currently import power to meet peak loads in the summer, transmission capacity is a necessary requirement to serve customers reliably during peak load periods. As a result of certain new transmission procedures, there is uncertainty surrounding the ability of Detroit Edison to import power reliably into Michigan. To relieve this uncertainty, additional efforts to secure firm transmission rights will be necessary, as well as additional in-state generating capability.

Detroit Edison has acquired significant additional commitments from other utilities, and modified operating practices to provide flexibility to respond to increasing uncertainties of load and market conditions. Detroit Edison has also purchased new gas-fired combustion turbine peakers, which are expected to generate approximately 550 MW of capacity for the summer of 1999.

Direct Access Implementation Issues

Several technical issues remain to be resolved before direct access can be implemented. Detroit Edison formed a team, which is responsible for coordinating activities surrounding direct access. Direct access will require new processes and equipment. Some of these processes may be subject to modification by the MPSC during the transition period. Detroit Edison estimates that expenditures of up to $168 million may be required through 2001.

Detroit Edison believes that it may have an obligation to render service when a direct access supplier cannot. The terms and conditions surrounding standby service, whereby Detroit Edison may be required to supply generation services for direct access customers when their suppliers cannot supply the necessary generation, awaits further rulings by the MPSC.

The operation and parameters of the true-up mechanism needs further clarification. It still is unknown how the MPSC will determine the actual price of power to use in truing-up Detroit Edison's stranded cost recovery. The actual methodology was deferred to future proceedings. Uncertainties exist regarding the ultimate amount of stranded assets to be recovered including potential disallowances for the recovery of recorded regulatory assets, recovery of costs to be incurred to implement direct access, and other stranded costs. Recoverability of these costs will be evaluated annually through the true-up mechanism.

The FERC requires functional separation between the transmission reliability/operation function of the utility and the wholesale merchant function. The MPSC requires arm's-length transactions between Detroit Edison and non-regulated affiliates. Efforts are ongoing to ensure that proper procedures are developed and adhered to.

As a result of the December 28, 1998 MPSC Order, Detroit Edison discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" for its generation business. See Notes 1 and 2. While Detroit Edison is reviewing applicable accounting guidance, uncertainty exists as to whether additional changes in accounting policies will be required as a result of the discontinuation of SFAS No. 71 for its generation business.

FEDERAL ENERGY REGULATORY COMMISSION

Detroit Edison is regulated at the federal level by the FERC with respect to accounting, sales for resale in interstate commerce, certain transmission services, issuances of securities, licensing of hydro and pumping stations and other matters. The FERC as a policy matter, believes that transmission should be made available on a non-discriminatory basis. A number of proceedings, as discussed below, are in furtherance of this policy.

In 1996, the FERC issued Order 888, which requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions, and Order 889, which requires public utilities and others to obtain transmission information for wholesale transactions through a system on the Internet. In addition, Order 889 requires public utilities to separate transmission operations from wholesale marketing functions.

In July 1996, Detroit Edison filed its Pro Forma Open Access Transmission Tariff in compliance with FERC Order 888. During 1997, Detroit Edison negotiated a partial settlement regarding the price and terms and conditions of certain services provided as part of the tariff. Several issues were litigated and Detroit Edison awaits a decision. Rates currently being utilized for transmission are consistent with the settlement and are subject to refund upon the FERC's final decision.

Detroit Edison has a power pooling agreement with Consumers Energy Company (Consumers Energy). In March 1997, a joint transmission tariff, filed by Detroit Edison and Consumers Energy, became effective. In compliance with FERC Order 888, the tariff modified the pooling agreement to permit third-party access to transmission facilities utilized for pooled operations under non-discriminatory terms and conditions. As Detroit Edison and Consumers Energy were unable to agree on other modifications to the pooling agreement, Detroit Edison has requested that the FERC approve its termination. Consumers Energy has requested that the pooling agreement be continued. The FERC has not ruled on either of these requests.

As part of a broad look into its policies on Independent System Operators and other Regional Transmission Organizations (RTO's), the FERC on November 24, 1998 announced plans to solicit the views of state commissions on the establishment of regional electric transmission districts. At conferences to be held beginning in the first quarter of 1999, the FERC will hear the state commissions' views on the criteria that should be used to establish boundaries for RTO's and the role of states in the formation and governance of RTO's. Additional consultations with the states, industry representatives and others will follow to discuss specific district boundaries. The FERC also plans to initiate a rulemaking or other generic proceeding on RTO's to solicit further comment.

LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

Net cash from operating activities, which is the Company's primary source of liquidity, was $868 million in 1998, $952 million in 1997 and $1,079 million in 1996. Net cash from operating activities decreased in 1998 due primarily to increased accounts receivable and other non-cash items. Net cash from operating activities decreased in 1997 compared to 1996 due primarily to changes in inventory levels.

Cash flow from operations is expected to be sufficient to meet cash requirements for Detroit Edison's capital expenditures as well as the Company's scheduled long-term debt redemption requirements and dividends.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing activities was higher in 1998 due to increased plant and equipment expenditures and non-regulated investments in coke oven batteries.

Net cash used for investing activities was higher for the Company in 1997 due to the acquisition of a coke oven battery, a non-regulated expenditure. For Detroit Edison, net cash used for investing activities was lower in 1997 due primarily to lower plant and equipment expenditures.

Cash requirements for 1998 Detroit Edison capital expenditures were $514 million. Detroit Edison's cash requirements for capital expenditures are expected to be approximately $2.l billion for the period 1999 through 2003.

Cash requirements for 1998 non-regulated investments and capital expenditures were $442 million. Cash requirements for non-regulated investments and capital expenditures are expected to be approximately $1.4 billion for the period 1999 through 2003. Significant non-regulated investments are expected to be externally financed.

CASH FROM (USED FOR) FINANCING ACTIVITIES

Net cash from Company financing activities was higher in 1998 due to increases in long- and short-term borrowings, partially offset by redemptions of preferred stock and long-term debt.

Net cash used for Company financing activities decreased in 1997 compared to 1996 due primarily to the redemption of preferred stock in 1996, partially offset by higher redemptions of long-term debt.

The following securities were issued and redeemed in 1998:


--------------------------------------------------------------------------------

SECURITIES ISSUED                                                         (Millions)

Quarterly Income Debt Securities
         7.5%-7.4% issued in May and November                            $      200

Remarketed Notes
         6.2%-7.1% issued in June and November                                  400

Non-Recourse Debt

         6.6% issued in July                                                    163
                                                                         ----------
TOTAL ISSUED                                                             $      763
                                                                         ==========

SECURITIES REDEEMED

Mandatory Redemptions
     1990 Series A, B, C Mortgage Bonds
         7.9%-8.4% redeemed in March                                     $       19

     Non-Recourse Debt

         6.9%-7.8% redeemed in April, June, October and December                 36

Early Redemptions
     Series S Mortgage Bonds
         6.4% redeemed in February                                              150

     Cumulative Preferred Stock
         7.75%-7.74% redeemed in May and December                               150

     Quarterly Income Debt Securities
         8.5% redeemed in December                                               50

                                                                         ----------
TOTAL REDEEMED                                                           $      405
                                                                         ==========


--------------------------------------------------------------------------------

The preceding totals do not include Detroit Edison's Series 1999 A, $118.36 Million, 5.55%, which was sold on a forward basis in 1998 and will be issued in September 1999. The proceeds will be used to refund two tax-exempt securities of the same principal amount.

YEAR 2000

The Company and Detroit Edison have been involved in an enterprise-wide program to address Year 2000 issues. A program office was established in mid-1997 to implement a rigorous plan to address the impact of Year 2000 on hardware and software systems, embedded systems (which include microprocessors used in the production and control of electric power), and critical service providers. The emphasis has been on mission critical systems that support core business activities or processes. Core business activities/processes include safety, environmental and regulatory compliance, product production and delivery, revenue collection, employee and supplier payment and financial asset management.

The plan for addressing Year 2000 is divided into several phases including raising general awareness of Year 2000 throughout the Company and Detroit Edison; maintaining an inventory of systems and devices; performing an assessment of inventoried systems and devices; performing compliance testing of suspect systems and devices; remediation of non-compliant systems and devices through replacement, repair, retirement, or identifying an acceptable work around; testing and remediation of systems and devices in an integrated environment and preparing business continuity plans.

Inventory, assessment and compliance testing phases have been completed for known systems and devices. The remediation phase is approximately 80% complete and is expected to be fully complete by August 1999 for mission critical assets and supporting assets. Integration planning, including the mapping of critical business processes, is near completion for Detroit Edison. Integration testing and remediation is expected to be complete by October 1999.

To support the program phases, the program office has been working with major utility industry associations and organizations, customers and vendors to gather and share information on Year 2000 issues. The program office has contacted vendors critical to Company operations to determine their progress on Year 2000.

To further assist in identifying potential problems, tests of generating facilities have been conducted by advancing control systems dates to the Year 2000. Results of these tests have shown that the generating facilities operated successfully in this induced "millennium mode." Exercises were conducted on December 31, 1998 and January 1, 1999 to assess the ability to reach employees and the regional security centers of the East Central Area Reliability Group through various communication channels. The exercised communication channels operated properly. The business continuity program will provide opportunities to conduct similar exercises on other systems in advance of the Year 2000. Similar analysis has not been completed for other affiliates.

In the event that an unknown Year 2000 condition adversely affects service to customers or an internal business process, contingency and business continuity plans and procedures are being developed to provide rapid restoration to normal conditions.

The Company and Detroit Edison have always maintained a comprehensive operational emergency response plan. The business continuity function of the Year 2000 program will supplement the existing emergency plan to include Year 2000 specific events. A Year 2000 emergency response office will be fully operational by November 1999 to manage and coordinate operations, including mobilization of all employees as necessary, during the transition to the new millennium.

The Company and Detroit Edison believe that with all Year 2000 modifications, business continuity and emergency management plans in place, the Year 2000 will not have a material effect on their financial position, liquidity and results of operations. Despite all efforts, there can be no assurances that Year 2000 issues can be totally eliminated. Results of modifications and testing done during the fourth quarter of 1998 have demonstrated that Detroit Edison should be able to maintain normal operating conditions into the Year 2000, although there may be isolated electric service interruptions. Detroit Edison's internal business systems may be affected by a Year 2000 related failure that could temporarily interrupt the ability to communicate with customers, collect revenue, or complete cash transactions. In addition, no assurances can be given that the systems of vendors, interconnected utilities and customers will not result in Year 2000 problems.

The Company estimates that Year 2000 costs will approximate $80 million with $39 million expended between January 1, 1998 and December 31, 1998. Operating cash flow is expected to be sufficient to pay Year 2000 modification costs with no material impact on operating results or cash flows.

ENVIRONMENTAL MATTERS

Protecting the environment from damage, as well as correcting past environmental damage, continues to be a focus of state and federal regulators. Legislation and/or rulemaking could further impact the electric utility industry including Detroit Edison. The U.S. Environmental Protection Agency (EPA) and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings.

During 1997 and 1998 the EPA issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call, giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. The EPA draft proposal suggests most emission reductions should come from utilities. If Michigan follows the EPA's recommendations, it is estimated that it will cost Detroit Edison more than $400 million to comply. Until the state issues its regulations, it is impossible to predict the full impact of the SIP call. Detroit Edison is unable to predict what effect, if any, restructuring of the electric utility industry would have on recoverability of such environmental costs.

MARKET RISK

Detroit Edison had investments valued at market of $309 million and $239 million in three nuclear decommissioning trust funds at December 31, 1998 and 1997, respectively. At December 31, 1998, these investments consisted of approximately 33% in fixed debt instruments, 63% in publicly traded equity securities and 4% in cash equivalents. At December 31, 1997, these investments consisted of approximately 40% in fixed debt instruments and 60% in publicly traded equity securities. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices quoted by stock exchanges would result in a $9 million and $8 million reduction in the fair value of debt and a $20 million and $ 10 million reduction in the fair value of equity securities held by the trusts at December 31, 1998 and 1997, respectively. Adjustments to market value would result in a corresponding adjustment to other liabilities based on current regulatory treatment.

A hypothetical 10% decrease in interest rates would increase the fair value of long-term debt from $4.8 billion to $5.3 billion at December 31, 1998 and from $4.2 billion to $4.6 billion at December 31, 1997.

DTE Energy Trading, Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, which provides price risk management services utilizing energy commodity derivative instruments began operations in 1998. The Company measures the risk inherent in DTE ET's portfolio utilizing Value at Risk (VaR) analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. DTE ET's VaR expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The Company reports VaR as a percentage of its earnings, based on a 95% confidence interval, utilizing 10 day holding periods. At December 31, 1998, DTE ET's VaR from its power marketing and trading activities was less than 1% of the Company's consolidated "Income Before Income Taxes" for the year ending December 31, 1998. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20 day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. For further information, see Notes 1 and 10.


RESULTS OF OPERATIONS

Net income for 1998 was $443 million, or $3.05 per share, up $26 million over 1997 earnings. The increase in earnings was due to tax credits generated by non-regulated businesses.

Net income for 1997 was $417 million, or $2.88 per share, up $108 million over 1996 earnings. After adjusting 1996 earnings for the steam heating special charges, 1997 earnings reflect a 2.7% increase over the prior year.

Net income for 1996 included a $149 million ($97 million after-tax), or $0.67 per share, special charge following completion of Detroit Edison's review of its steam heating operations.

OPERATING REVENUES

Operating revenue was $4.2 billion, up 12.1% from 1997 operating revenue of $3.8 billion. Operating revenues increased (decreased) due to the following:



-------------------------------------------------------------------------------------
                                                     1998                   1997
-------------------------------------------------------------------------------------
                                                              (Millions)
Detroit Edison
   Rate change                                      $   (8)              $   (62)
   System sales volume and mix                         220                    27
   Sales between utilities                              51                    48
   Fermi 2 performance disallowances                   (11)                   (3)
   Other - net                                          (7)                    5
                                                    ----------------------------
       Total Detroit Edison                            245                    15
                                                    ----------------------------

Non-regulated
   DTE Energy Services                                 124                    89
   DTE Coal Services                                    39                    14
   DTE Energy Trading                                   43                     -
   Other - net                                           6                     1
                                                    ----------------------------
       Total Non-regulated                             212                   104
                                                    ----------------------------

Total                                               $  457               $   119
                                                    ============================
-------------------------------------------------------------------------------------


Detroit Edison kilowatthour (kWh) sales for 1998 and the percentage change by year were as follows:


-------------------------------------------------------------------------------------------------------------------
                                                     1998                       1998                    1997
-------------------------------------------------------------------------------------------------------------------
                                                (Billions of kWh)
                                                       SALES
                                                      -------
Residential                                              13.7                      6.6%                  (0.4)%
Commercial                                               18.9                      5.0                    1.6
Industrial                                               14.7                      2.5                    2.0
Other (primarily sales for resale)                        2.4                     27.1                    9.7
                                                     --------
   Total System                                          49.7                      5.5                    1.5
Sales between utilities                                   5.2                     46.8                   73.4
                                                     --------
   Total                                                 54.9                      8.4                    4.5
                                                     ========

-------------------------------------------------------------------------------------------------------------------

In 1998, residential sales increased due to more cooling demand and growth in the customer base. Commercial sales increased due to more cooling demand and favorable economic conditions. Industrial sales increased due to higher usage. Sales between utilities increased due to greater demand for energy and increased availability of energy for sale.

In 1997, residential sales decreased due to less heating and cooling demand which more than offset growth in the customer base. Commercial and industrial sales increased for both periods reflecting a continuation of good economic conditions. Sales to other customers increased in both periods due to a greater demand for energy. Sales between utilities also increased in 1997 due to greater demand for energy and increased availability of energy for sale.

OPERATING EXPENSES

Fuel and Purchased Power

Net system output and average fuel and purchased power unit costs per megawatthour (MWh) for Detroit Edison were as follows:


--------------------------------------------------------------------------------------

                                          1998             1997              1996
--------------------------------------------------------------------------------------
                                                    (Thousands of MWh)
Power plant generation
   Fossil                                 44,091            42,162           41,829
   Nuclear                                 7,130             5,523            4,750
Purchased power                            7,216             6,146            5,149
                                     ----------------------------------------------
Net system output                         58,437            53,831           51,728
                                     ==============================================

Average unit cost ($/MWh)            $     16.40           $ 14.54          $ 15.03
                                     ==============================================

--------------------------------------------------------------------------------------

In 1998, fuel and purchased power expense increased for Detroit Edison due to higher purchased power unit costs as a result of price volatility during periods of unseasonably warm summer weather and an 8.6% increase in system output. These increases were partially offset by lower unit costs as a result of increased usage of low-cost nuclear fuel and higher third party revenues credited to inventory.

In 1998, non-regulated purchased power expense increased due to the operations of DTE ET.

In 1997, fuel expense decreased due to the termination of high cost long-term coal contracts, reduction in coal contract buyout expense and a decrease in nuclear fuel costs. Higher purchased power expense was due primarily to increased purchases of power while Fermi 2 was shut down.

Operation and Maintenance

In 1998, Company operation and maintenance expenses increased $287 million. Higher non-regulated subsidiary expenses of $184 million were due to the increased level of non-regulated operations and the addition of new businesses. Higher Detroit Edison expenses of $103 million were due to higher Year 2000 expenses ($32.4 million), the 1997 storm expense deferral ($29.8 million), 1998 emergency restoration and storm expense ($20.7 million), a 1997 insurance receivable recovery ($15.3 million), 1997 storm amortization ($14.2 million), the Conners Creek restart ($13.3 million), partially offset by cost reductions of ($22.7 million).

In 1997, Company operation and maintenance expenses increased $67 million due primarily to increased non-regulated subsidiary (mainly EES Coke Battery Company, Inc. and PCI Enterprises Company) expenses of $95 million offset by lower net Detroit Edison operation and maintenance expenses.

As a result of stringent cost controls, Detroit Edison operation and maintenance expenses decreased in 1997 due primarily to lower post-retirement benefit ($18.8 million) and fossil generation ($15.1 million) expenses, lower minor storm and trouble work ($13.6 million), the Fermi 2 outage accrual in 1996 ($13 million) and the receipt of additional insurance proceeds related to the 1993 Fermi 2 turbine replacement ($9.8 million), partially offset by higher compensation expense related to a shareholder value improvement plan ($25.7 million).

Depreciation and Amortization

In 1998, Company depreciation and amortization expense increased due primarily to increases in property, plant and equipment. These increases were almost entirely offset by lower Detroit Edison amortization of regulatory assets.

Depreciation and amortization expense increased in 1997 due primarily to increases in property, plant and equipment.

INTEREST EXPENSE AND OTHER

Interest Expense

Interest expense increased in 1998 due primarily to the issuance of debt to finance asset acquisitions of non-regulated subsidiaries and the issuance of debt to redeem Detroit Edison's preferred stock.

Interest expense increased in 1997 due primarily to the issuance of debt to finance asset acquisitions of non-regulated subsidiaries, partially offset by Detroit Edison's mandatory and optional redemption of debt.

Other - Net

Other-net expense decreased for the Company in 1998 due primarily to lower net write downs of equity investments ($3 million).

Other-net increased in 1997 due primarily to higher accretion expense ($9.5 million), lower accretion income ($3 million) and the write down of an equity investment ($5 million).

INCOME TAXES

The effective income tax rate for the Company was lower in 1998 and 1997 due primarily to increased utilization of alternate fuels credits generated from non-regulated businesses. Alternate fuels credits phase out beginning in 2003 through 2007.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of this Statement on the consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, weather, actual sales, the effects of competition and the phased-in implementation of direct access, the implementation of utility restructuring in Michigan (which involves pending regulatory proceedings, possible legislative activity, and the recovery of stranded costs), environmental (including proposed regulations to limit nitrogen oxide emissions) and nuclear requirements, the impact of FERC proceedings and regulations, the success of non-regulated lines of business and the timely completion of Year 2000 modifications. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others. This discussion contains a Year 2000 readiness disclosure.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and schedules are included herein.

                                                                                Page
                                                                                ----
         Independent Auditors' Report.............................................33
         DTE Energy Company:
           Consolidated Statement of Income.......................................34
           Consolidated Statement of Cash Flows...................................35
           Consolidated Balance Sheet ............................................36
           Consolidated Statement of Changes in Shareholders' Equity..............38
         The Detroit Edison Company:
           Consolidated Statement of Income.......................................39
           Consolidated Statement of Cash Flows...................................40
           Consolidated Balance Sheet ............................................41
           Consolidated Statement of Changes in Shareholders' Equity..............43
         Notes to Consolidated Financial Statements...............................44
         Schedule II - Valuation and Qualifying Accounts..........................91


Note: Detroit Edison's financial statements are presented here for ease of reference and are not considered to be part of Part II - Item 8 of the Company's report.

INDEPENDENT AUDITORS' REPORT


To the Boards of Directors and Shareholders of DTE Energy Company and
The Detroit Edison Company

We have audited the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries (together, the "Companies") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Detroit, Michigan
January 27, 1999

                               DTE ENERGY COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                      (Millions, Except Per Share Amounts)


                                                        Year Ended December 31
-----------------------------------------------------------------------------------------
                                                    1998           1997            1996
-----------------------------------------------------------------------------------------
OPERATING REVENUES                                 $ 4,221        $ 3,764         $ 3,645
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
      Fuel and purchased power                       1,063            837             846
      Operation and maintenance                      1,288          1,001             934
      Depreciation and amortization                    661            660             625
      Steam heating special charge                       -              -             149
      Taxes other than income                          272            265             259
-----------------------------------------------------------------------------------------
          Total Operating Expenses                   3,284          2,763           2,813
-----------------------------------------------------------------------------------------

OPERATING INCOME                                       937          1,001             832
-----------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
      Interest expense                                 319            297             288
      Preferred stock dividends of subsidiary            6             12              16
      Other - net                                       15             18              (2)
-----------------------------------------------------------------------------------------
          Total Interest Expense and Other             340            327             302
-----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                             597            674             530

INCOME TAXES                                           154            257             221
-----------------------------------------------------------------------------------------

NET INCOME                                         $   443        $   417         $   309
=========================================================================================

AVERAGE COMMON SHARES OUTSTANDING                      145            145             145
-----------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE - BASIC AND DILUTED      $  3.05        $  2.88         $  2.13
=========================================================================================



                (See Notes to Consolidated Financial Statements.)

                               DTE ENERGY COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)

                                                                                          Year Ended December 31
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   1998                1997              1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                      $   443             $   417           $  309
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                     661                 660              625
     Steam heating special charge                                                        -                   -              149
     Other                                                                            (125)                (29)             (30)
     Changes in current assets and liabilities:
       Restricted cash                                                                 (67)                (54)               -
       Accounts receivable                                                             (84)                (36)             (32)
       Inventories                                                                     (40)                (36)              42
       Payables                                                                         15                  16                2
       Other                                                                            65                  14               14
--------------------------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                                868                 952            1,079
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                                   (555)               (456)            (531)
   Investment in coke oven battery businesses                                         (401)               (211)               -
   Nuclear decommissioning trust funds                                                 (70)                (68)             (52)
   Other                                                                               (11)                 (6)             (34)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                         (1,037)               (741)            (617)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                          763                 250              224
   Increase (Decrease) in short-term borrowings                                        189                  32              (27)
   Redemption of long-term debt                                                       (255)               (196)            (176)
   Redemption of preferred stock                                                      (150)                  -             (185)
   Dividends on common stock                                                          (299)               (299)            (299)
   Other                                                                                 6                  (6)             (11)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash from (used for) financing activities                                     254                (219)            (474)
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    85                  (8)             (12)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                      45                  53               65
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                       $   130             $    45           $   53
================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                                  $   309             $   290           $  277
   Income taxes paid                                                                   160                 243              207
   New capital lease obligations                                                        52                  34               35
--------------------------------------------------------------------------------------------------------------------------------

                (See Notes to Consolidated Financial Statements.)

                               DTE ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEET
                 (Millions, Except Per Share Amounts and Shares)



                                                                              December 31
--------------------------------------------------------------------------------------------------
                                                                        1998                1997
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                      $      130           $     45
      Restricted cash                                                       121                 54
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20 for 1998 and 1997)                         316                305
           Accrued unbilled revenues                                        153                137
           Other                                                            135                 78
      Inventories (at average cost)
           Fuel                                                             171                130
           Materials and supplies                                           167                173
      Other                                                                  39                 13
--------------------------------------------------------------------------------------------------
                                                                          1,232                935
--------------------------------------------------------------------------------------------------

INVESTMENTS
      Nuclear decommissioning trust funds                                   309                239
      Other                                                                 261                 57
--------------------------------------------------------------------------------------------------
                                                                            570                296
--------------------------------------------------------------------------------------------------

PROPERTY
      Property, plant and equipment                                      11,121             14,495
      Property under capital leases                                         242                256
      Nuclear fuel under capital lease                                      659                607
      Construction work in progress                                         156                 16
--------------------------------------------------------------------------------------------------
                                                                         12,178             15,374
--------------------------------------------------------------------------------------------------
Less accumulated depreciation and amortization                            5,235              6,440
--------------------------------------------------------------------------------------------------
                                                                          6,943              8,934
--------------------------------------------------------------------------------------------------

REGULATORY ASSETS                                                         3,091                856
--------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                252                202
--------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                         $   12,088           $ 11,223
==================================================================================================


                (See Notes to Consolidated Financial Statements.)


                                                                                       December 31
---------------------------------------------------------------------------------------------------------
                                                                                 1998               1997
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $       239         $      161
      Accrued interest                                                              57                 57
      Dividends payable                                                             75                 78
      Accrued payroll                                                              101                 81
      Short-term borrowings                                                        231                 42
      Deferred income taxes                                                         60                 64
      Current portion long-term debt                                               294                205
      Current portion capital leases                                               118                110
      Other                                                                        217                219
---------------------------------------------------------------------------------------------------------
                                                                                 1,392              1,017
---------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
      Deferred income taxes                                                      1,888              1,983
      Capital leases                                                               126                137
      Regulatory liabilities                                                       294                400
      Other                                                                        493                203
---------------------------------------------------------------------------------------------------------
                                                                                 2,801              2,723
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                   4,197              3,777
---------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
      Detroit Edison Cumulative Preferred Stock, $100
           par value, 6,747,484 shares authorized,
           5,207,657 issued, 1,501,223 shares
           outstanding in 1997                                                       -                144
      Common stock, without par value, 400,000,000 shares
           authorized, 145,071,317 and 145,097,829 issued
           and outstanding, respectively                                         1,951              1,951
      Retained earnings                                                          1,747              1,611
---------------------------------------------------------------------------------------------------------
                                                                                 3,698              3,706
---------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3, 9, 10, 11 AND 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $    12,088         $   11,223
=========================================================================================================


                (See Notes to Consolidated Financial Statements.)

                               DTE ENERGY COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Millions, Except Per Share Amounts; Shares in Thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                            1998                      1997                       1996
                                                    SHARES       AMOUNT       SHARES       AMOUNT         SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
DETROIT EDISON CUMULATIVE PREFERRED STOCK
   Balance at beginning of year                       1,501     $     144        1,501    $     144        3,351      $   327
   Redemption of Cumulative Preferred Stock          (1,501)         (150)           -            -       (1,850)        (185)
   Preferred stock expense                                -             6            -            -            -            2
-----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                 -     $       -        1,501    $     144        1,501      $   144
-----------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
   Balance at beginning of year                     145,098     $   1,951      145,120    $   1,951      145,120      $ 1,951
   Repurchase and retirement of common stock            (27)            -          (22)           -            -            -
-----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                           145,071     $   1,951      145,098    $   1,951      145,120      $ 1,951
-----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                 $   1,611                 $   1,493                   $ 1,485
   Net income                                                         443                       417                       309
   Dividends declared on common stock ($2.06
     per share)                                                      (299)                     (299)                     (299)
   Preferred stock expense                                             (6)                        -                        (2)
   Other                                                               (2)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                       $   1,747                 $   1,611                   $ 1,493
-----------------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                      $   3,698                 $   3,706                   $ 3,588
=============================================================================================================================



                (See Notes to Consolidated Financial Statements.)

                           THE DETROIT EDISON COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Millions)

                                                                                  Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
                                                                             1998            1997           1996
-------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES                                                        $    3,902      $   3,657      $    3,642
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
      Fuel and purchased power                                                 1,021            837             846
      Operation and maintenance                                                  998            895             923
      Depreciation and amortization                                              643            658             624
      Steam heating special charge                                                -              -             149
      Taxes other than income                                                    270            264             259
-------------------------------------------------------------------------------------------------------------------
           Total Operating Expenses                                            2,932          2,654           2,801
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                 970          1,003             841
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE AND OTHER
      Interest expense                                                           277            282             288
      Other - net                                                                 15             16               -
-------------------------------------------------------------------------------------------------------------------
           Total Interest Expense and Other                                      292            298             288
-------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                       678            705             553

INCOME TAXES                                                                     260            288             225
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                       418            417             328

PREFERRED STOCK DIVIDENDS                                                          6             12              16
-------------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON STOCK                                     $      412      $     405      $      312
===================================================================================================================


                (See Notes to Consolidated Financial Statements.)

                           THE DETROIT EDISON COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Millions)

                                                                                               Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         1998                1997             1996
----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net Income                                                                       $     418           $     417           $  328
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                        643                 658              624
     Steam heating special charge                                                           -                   -              149
     Other                                                                               (154)                 (3)             (30)
     Changes in current assets and liabilities:
       Accounts receivable                                                                (51)                (18)             (30)
       Inventories                                                                        (31)                (14)              42
       Payables                                                                           (12)                 12                1
       Other                                                                               60                  (1)               2
----------------------------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                                   873               1,051            1,086
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                                      (514)               (439)            (479)
   Nuclear decommissioning trust funds                                                    (70)                (68)             (52)
   Other                                                                                  (29)                 (5)             (18)
----------------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                              (613)               (512)            (549)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Issuance of long-term debt                                                             200                   -              185
   Increase (decrease) in short-term borrowings                                           231                 (10)             (27)
   Redemption of long-term debt                                                          (219)               (185)            (176)
   Redemption of preferred stock                                                         (150)                  -             (185)
   Dividends on common stock and preferred stock                                         (326)               (331)            (332)
   Cash portion of restructuring dividend to parent                                         -                   -              (56)
   Other                                                                                   (6)                  -               (9)
----------------------------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                                              (270)               (526)            (600)
----------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (10)                 13              (63)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                       15                   2               65
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $       5           $      15           $    2
==================================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                                   $     269           $     277           $  277
   Income taxes paid                                                                      292                 277              209
   New capital lease obligations                                                           52                  34               35
   Non-cash portion of restructuring dividend to parent                                     -                   -               27
----------------------------------------------------------------------------------------------------------------------------------

                (See Notes to Consolidated Financial Statements.)

                           THE DETROIT EDISON COMPANY
                           CONSOLIDATED BALANCE SHEET
                 (Millions, Except Per Share Amounts and Shares)


                                                                       December 31
---------------------------------------------------------------------------------------------
                                                                      1998              1997
---------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                  $       5         $       15
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20 for 1998 and 1997)                    307                300
           Accrued unbilled revenues                                   153                137
           Other                                                        90                 63
      Inventories (at average cost)
           Fuel                                                        171                130
           Materials and supplies                                      138                150
      Other                                                             21                 11
---------------------------------------------------------------------------------------------
                                                                       885                806
---------------------------------------------------------------------------------------------

INVESTMENTS
      Nuclear decommissioning trust funds                              309                239
      Other                                                             74                 38
---------------------------------------------------------------------------------------------
                                                                       383                277
---------------------------------------------------------------------------------------------

PROPERTY
      Property, plant and equipment                                 10,610             14,204
      Property under capital leases                                    242                256
      Nuclear fuel under capital lease                                 659                607
      Construction work in progress                                    118                 12
---------------------------------------------------------------------------------------------
                                                                    11,629             15,079
---------------------------------------------------------------------------------------------
Less accumulated depreciation and amortization                       5,201              6,431
---------------------------------------------------------------------------------------------
                                                                     6,428              8,648
---------------------------------------------------------------------------------------------

REGULATORY ASSETS                                                    3,091                856
---------------------------------------------------------------------------------------------

OTHER ASSETS                                                           200                158
---------------------------------------------------------------------------------------------



TOTAL ASSETS                                                     $  10,987         $   10,745
=============================================================================================



                (See Notes to Consolidated Financial Statements.)




                                                                                  December 31
------------------------------------------------------------------------------------------------------
                                                                               1998               1997
------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $    211          $     150
      Accrued interest                                                           54                 56
      Dividends payable                                                          80                 83
      Accrued payroll                                                            86                 80
      Short-term borrowings                                                     231                  -
      Deferred income taxes                                                      60                 64
      Current portion long-term debt                                            219                169
      Current portion capital leases                                            118                110
      Other                                                                     203                218
------------------------------------------------------------------------------------------------------
                                                                              1,262                930
------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
      Deferred income taxes                                                   1,846              1,973
      Capital leases                                                            126                137
      Regulatory liabilities                                                    294                400
      Other                                                                     484                201
------------------------------------------------------------------------------------------------------
                                                                              2,750              2,711
------------------------------------------------------------------------------------------------------


LONG-TERM DEBT                                                                3,462              3,531
------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
      Cumulative Preferred Stock, $100 par value,
           6,747,484 shares authorized, 5,207,657 issued,
           1,501,223 shares outstanding in 1997                                   -                144
      Common stock, $10 par value, 400,000,000 shares
           authorized, 145,119,875 issued and outstanding                     1,451              1,451
      Premium on common stock                                                   548                548
      Common stock expense                                                      (48)               (48)
      Retained earnings                                                       1,562              1,478
------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                         3,513              3,573
------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3, 9, 10, 11 AND 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 10,987          $  10,745
======================================================================================================



                (See Notes to Consolidated Financial Statements.)

                           THE DETROIT EDISON COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Millions, Except Per Share Amounts; Shares in Thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                            1998                      1997                       1996
                                                    SHARES       AMOUNT       SHARES       AMOUNT         SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK
   Balance at beginning of year                       1,501     $     144        1,501    $     144        3,351      $   327
   Redemption of Cumulative Preferred Stock          (1,501)         (150)           -            -       (1,850)        (185)
   Preferred stock expense                                -             6            -            -            -            2
-----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                 -     $       -        1,501    $     144        1,501      $   144
-----------------------------------------------------------------------------------------------------------------------------

COMMON STOCK                                        145,120     $   1,451      145,120    $   1,451      145,120      $ 1,451

-----------------------------------------------------------------------------------------------------------------------------

PREMIUM ON COMMON STOCK                                         $     548                 $     548                   $   548

-----------------------------------------------------------------------------------------------------------------------------

COMMON STOCK EXPENSE                                            $     (48)                $     (48)                  $   (48)

-----------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                 $   1,478                 $   1,392                   $ 1,485
   Net income                                                         418                       417                       328
   Dividends declared
     Common stock ($2.20 per share)                                  (319)                     (319)                     (319)
     Cumulative Preferred Stock*                                       (6)                      (12)                      (16)
   Preferred stock expense                                             (6)                        -                        (2)
   Restructuring dividend to parent                                     -                         -                       (84)
   Other                                                               (3)                        -                         -
-----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                       $   1,562                 $   1,478                   $ 1,392
-----------------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                      $   3,513                 $   3,573                   $ 3,487
=============================================================================================================================

* At established rate for each series.



                (See Notes to Consolidated Financial Statements.)

DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION

DTE Energy Company (Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. The Company has no significant operations of its own, holding instead the stock of The Detroit Edison Company (Detroit Edison), an electric public utility regulated by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC), and other energy-related businesses. On January 1, 1996, the holders of Detroit Edison's common stock exchanged such stock on a share-for-share basis for the common stock of the Company; and certain Detroit Edison subsidiaries were transferred to the Company in the form of a dividend.

The Company and Detroit Edison consolidate all majority owned subsidiaries. Investments in limited liability companies, partnerships and joint ventures are accounted for using the equity method. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

REGULATION AND REGULATORY ASSETS AND LIABILITIES

Detroit Edison's transmission and distribution business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard recognizes the cost based ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for transactions that would have been treated as revenue and expense in non-regulated businesses. Detroit Edison's regulatory assets and liabilities are being amortized to revenue and expense as they are included in rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products and that it be reasonable to assume that rates are set at levels that will recover a utility's costs and can be charged to and collected from customers.

MPSC Orders issued in 1997 and 1998 have altered the regulatory process in Michigan and provide a plan for transition to competition for the generation business of Detroit Edison. In guidance issued in 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) concluded that the application of SFAS No. 71 to a separable portion of a business which is subject to a deregulation plan should cease when legislation is passed and/or a rate order is issued that contains sufficient detail on a transition plan. Since MPSC Orders issued through December 31, 1998 contain sufficient detail on a transition plan, effective December 31, 1998 Detroit Edison's generation business no longer met the criteria of SFAS No. 71. Detroit Edison did not write off any regulatory assets as a result of the discontinuation of SFAS No. 71 for its generation business, because EITF No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," permits the recording of regulatory assets which are expected to be recovered through regulated rates. A December 1998 MPSC Order authorized the recovery of an additional regulatory asset equal to the net book value of Fermi 2 at December 31, 1998. See the following table of regulatory assets and liabilities and Note 2 for further details.

Detroit Edison has recorded the following regulatory assets and liabilities at December 31:

-----------------------------------------------------------------------------------
                                                        1998               1997
-----------------------------------------------------------------------------------
                                                                 (Millions)
ASSETS
     Unamortized nuclear costs                        $   2,808          $       -
     Unamortized loss on reacquired debt                     94                101
     Recoverable income taxes                               107                562
     Power supply cost recovery                              49                  -
     Fermi 2 phase-in plan                                    -                 84
     Fermi 2 deferred amortization                            -                 66
     1997 storm damage costs                                 15                 30
     Other                                                   18                 13
                                                      ----------------------------

     Total Assets                                     $   3,091           $    856
                                                      ============================


LIABILITIES
     Unamortized deferred investment tax
         credits                                      $     188           $    301
     Fermi 2 capacity factor performance
         standard                                            86                 74
     Other                                                   20                 25
                                                      ----------------------------

     Total Liabilities                                $     294           $    400
                                                      ============================
----------------------------------------------------------------------------------


UNAMORTIZED NUCLEAR COSTS - See Note 2.

UNAMORTIZED LOSS ON REACQUIRED DEBT

In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with refunding are amortized over the life of the replacement issue or if related to the generation business amortized through 2007. Discount, premium and expense on future early redemptions of debt will be charged to earnings if they relate to the generation business of Detroit Edison or the non-regulated businesses of the Company.

RECOVERABLE INCOME TAXES

Recoverable income taxes, a regulatory asset, represent future revenue recovery from customers for deferred income taxes recorded upon the adoption of SFAS No. 109, "Accounting for Income Taxes," in 1993. At that time, an increase in accumulated deferred income tax liabilities was recorded representing the tax effect of temporary differences not previously recognized and the recomputation of the tax liability at the current tax rate. The MPSC issued an Order providing assurance that the effects of previously flowed-through tax benefits will continue to be allowed rate recovery.

POWER SUPPLY COST RECOVERY (PSCR)

State legislation provides Detroit Edison a mechanism, subject to MPSC approval, for recovery of changes in power supply costs for purchased power and generation based on a reconciliation of actual costs and usage.

FERMI 2 PHASE-IN PLAN

SFAS No. 92, "Regulated Enterprises - Accounting for Phase-in Plans," permits the capitalization of costs deferred for future recovery under a phase-in plan. Based on a MPSC authorized phase-in plan, Detroit Edison recorded a receivable totaling $506.5 million from 1988 through 1992. Beginning in 1993 and ending in 1998, these amounts were amortized to operating expense as they were included in rates. Amortization of these amounts totaled $84 million, $112 million, and $102 million in, 1998, 1997 and 1996, respectively.

FERMI 2 DEFERRED AMORTIZATION

Effective December 31, 1998 deferred amounts are included in unamortized nuclear costs.

1997 STORM DAMAGE COSTS

The costs of major storms in 1997, as authorized by the MPSC, were deferred and are amortized into expense in 1998 and 1999 as they are recovered through rates.

UNAMORTIZED DEFERRED INVESTMENT TAX CREDITS

Investment tax credits utilized, which relate to utility property, were deferred and are amortized over the estimated composite service life of the related property.

FERMI 2 CAPACITY FACTOR PERFORMANCE STANDARD

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

RESTRICTED CASH

Cash maintained for debt service requirements and other contractual obligations is classified as restricted cash.

REVENUES

Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

PROPERTY, RETIREMENT AND MAINTENANCE, DEPRECIATION AND AMORTIZATION

A summary of property by classification at December 31 is as follows:


-------------------------------------------------------------------------------
                                                   1998               1997
-------------------------------------------------------------------------------
                                                        (Millions)
Transmission and distribution
Property                                        $     5,354      $     5,074
Construction work in progress                             3                1
Property under capital leases                             5                6
Less accumulated depreciation                        (2,063)          (1,912)
                                                ----------------------------
                                                      3,299            3,169
                                                ----------------------------
Generation
Property                                              5,256            9,130
Construction work in progress                           115               11
Property under capital leases                           237              250
Less accumulated depreciation                        (2,587)          (4,011)
                                                ----------------------------
                                                      3,021            5,380
                                                ----------------------------

Nuclear fuel under capital lease                        659              607
Less accumulated amortization                          (551)            (508)
                                                ----------------------------
                                                        108               99
                                                ----------------------------
Non-utility
Property                                                511              291
Construction work in progress                            38                4
Less accumulated depreciation                           (34)              (9)
                                                -----------------------------
                                                        515              286
                                                ----------------------------

     Total property                             $     6,943      $     8,934
                                                ============================

-------------------------------------------------------------------------------

Utility properties are stated at original cost less regulatory disallowances and impairment losses. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense, and the cost of new property installed, which replaces property retired, is charged to property accounts. The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of Fermi 2, excluding decommissioning expense, was 3.25% of average depreciable property for 1998, 1997 and 1996. Provision for depreciation of all other utility plant, as a percent of average depreciable property, was 3.29% for 1998, 1997 and 1996.

Non-utility property is stated at original cost. Depreciation is computed over the estimated useful lives using straight-line and declining-balance methods.

LONG-LIVED ASSETS

Long-lived assets held and used by the Company are reviewed based on market factors and operational considerations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

SOFTWARE COSTS

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning with the project's completion.

CAPITALIZATION - DISCOUNT AND COST

The discount and cost related to the issuance of long-term debt are amortized over the life of each issue.

FERMI 2 REFUELING OUTAGES

Detroit Edison recognizes the cost of Fermi 2 refueling outages over periods in which related revenues are recognized. Under this procedure, a provision is recorded for incremental costs anticipated to be incurred during the next scheduled Fermi 2 refueling outage.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method. Compensation expense is not recorded for stock options granted with an exercise price equal to the fair market value at the date of grant. For grants of restricted stock, compensation equal to the market value of the shares at the date of grant is deferred and amortized to expense over the vesting period.

ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES

Trading activities of DTE Energy Trading, Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, are accounted for using the mark-to-market method of accounting. Under such method, DTE ET's energy trading contracts, including both transactions for physical delivery and financial instruments, are recorded at market value. The resulting unrealized gains and losses from changes in market value of open positions are recorded as assets or liabilities on the Consolidated Balance Sheet. Current period changes in the assets or liabilities are recognized as net gains or losses in "Operating Revenues" on the Consolidated Statement of Income. Realized gains and losses are also recognized in "Operating Revenues." The market prices used to value these transactions reflect management's best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Detroit Edison continues to account for its forward purchase and sale commitments and over-the-counter options on a settlement basis.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - REGULATORY MATTERS
--------------------------------------------------------------------------------

Detroit Edison is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its Orders pertaining to Detroit Edison's conditions of service, rates and recovery of certain costs including the costs of generating facilities. MPSC Orders issued December 1988, January 1994, November 1997 and December 1998 are currently in effect with respect to Detroit Edison's rates and certain other revenue, accounting, and operating-related matters.

ELECTRIC INDUSTRY RESTRUCTURING

There are ongoing proceedings for the restructuring of the Michigan electric public utility industry and the implementation of a direct access program. In 1997 and 1998, the MPSC issued several Orders relating to direct access and competition.

In July 1998, Detroit Edison filed an application with the MPSC, indicating that accelerated amortization of Detroit Edison's Fermi 2 assets was necessary to provide a reasonable opportunity for Detroit Edison to recover its investment in those assets. In a December 28, 1998 Order, the MPSC authorized the accelerated amortization of the remaining net book balances (as of December 31, 1998) of Fermi 2 and its associated regulatory assets in a manner that will provide an opportunity for full recovery under current base rates, taking into account the related tax consequences, of those assets by December 31, 2007.

The December 28, 1998 Order imposed six conditions for the recovery by Detroit Edison of accelerated amortization of Fermi 2 and required a signed acceptance. In a January 15, 1999 response, Detroit Edison requested a clarifying Order from the MPSC. Subject to receipt of the requested clarifying Order, Detroit Edison has;

- reduced its rates by application of a credit equal to 2.787% ($93.8 million annually) of base rates, effective January 1, 1999;
- indicated it will reduce its jurisdictional retail rates by removing the Fermi 2 regulatory asset, referred to in Note 1 as unamortized nuclear costs, from rate base on a pro rata jurisdictional rate basis when such asset reaches zero, which is currently anticipated to occur January 1, 2008;
- indicated that while it has no plans to sell Fermi 2, should such a sale occur, it will return to customers the difference between Fermi 2's net book value at the time of sale and the actual sale price; and the MPSC will be advised of a purchase of Detroit Edison during the accelerated amortization period so that the MPSC may determine whether the proposed transaction is in the public interest and properly balances the interests of investors and customers;
- agreed that should Detroit Edison seek to abandon Fermi 2 (which Detroit Edison has no plans to do) during the accelerated amortization period, and only if electric generation has not been deregulated by either Michigan state or federal action, Detroit Edison will initiate a contested case proceeding before the MPSC seeking approval of the abandonment;
- agreed to fully abide by the direct access program (and schedule) established by the MPSC in previous restructuring orders; and
- indicated that if its earned rate of return exceeds its authorized rate of return during the period of time that amortization of Fermi 2 is being accelerated, it will apply 50% of the excess earnings to reduce its stranded investment.

Petitions for rehearing on the December 28, 1998 MPSC Order have been filed by several parties.

ACCOUNTING IMPLICATIONS

Detroit Edison accounts for its transmission and distribution business in accordance with SFAS No. 71 which requires recognition of the effects of rate regulation in the financial statements. Continued application of SFAS No. 71 by Detroit Edison requires: 1) third party regulation of rates, 2) cost-based rates and 3) a reasonable assumption that all costs will be recoverable from customers through rates.

In 1997, the FASB issued EITF No. 97-4. The EITF indicated that: 1) an entity should cease to apply SFAS No. 71 no later than the date the specific deregulation plan is ordered by legislation or by a regulatory authority and the details of the plan are known, and 2) both stranded costs and regulated assets and liabilities should continue to be recognized to the extent that the transition plan provides for their recovery through a separate regulated business.

Detroit Edison believes that the restructuring orders provide sufficient details regarding the transition to competition for its electric generation business and therefore SFAS No. 71 should no longer be applied to that business. Accordingly, effective December 31, 1998, Detroit Edison adopted the provisions of SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71," for its electric generation business. SFAS No. 101 requires an evaluation to be performed to determine whether or not indications of impairment exist for plant assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the elimination of certain effects of rate regulation that have been recognized as assets or liabilities pursuant to SFAS No. 71.

At December 31, 1998 Detroit Edison performed an impairment test of its Fermi 2 nuclear generation plant and related regulatory assets pursuant to SFAS No. 121. The impairment test for Fermi 2 indicated that it was fully impaired. Therefore, the Fermi 2 plant asset and its related regulatory assets were written off. At December 31, 1998, the accumulation of future regulatory recovery for Fermi 2 assets from bundled customers and transition surcharges from unbundled customers was calculated. Since the December 28, 1998 MPSC Order provides for full recovery of Fermi 2, a regulatory asset was established which will be amortized through December 31, 2007. There was no impact on income from the write off of the Fermi 2 plant assets and subsequent recording of the regulatory asset for unamortized nuclear costs.

A summary of the regulatory asset established at December 31, 1998 is shown in the following table:

-------------------------------------------------------------------------------------
                                                                    (Millions)

Net book value of Fermi 2 before write down                        $     2,508
Fermi 2 future income tax regulatory asset                                 331
Fermi 2 deferred amortization                                               66
Deferred  investment tax credit                                            (97)
                                                                   -----------
Unamortized nuclear costs                                          $     2,808
                                                                   ===========

-------------------------------------------------------------------------------------

1988 SETTLEMENT AGREEMENT

The December 1988 MPSC Order established for the period January 1989 through December 2003: 1) a cap on Fermi 2 capital additions of $25 million per year, in 1988 dollars adjusted by the Consumers Price Index (CPI), cumulative, 2) a cap on Fermi 2 non-fuel operation and maintenance expenses adjusted by the CPI and
3) a capacity factor performance standard based on a three-year rolling average commencing in 1991. For a capital investment of $200 million or more (in 1988 dollars adjusted by the CPI), Detroit Edison must obtain prior MPSC approval to include the investment in rate base. Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $72 million (in 1998 dollars) at December 31, 1998. Under the cap on Fermi 2 non-fuel operation and maintenance expenses, the cumulative amount available totals $105 million (in 1998 dollars) at December 31, 1998.

Under the December 1988 Order, if nuclear operations at Fermi 2 permanently cease, amortization in rates of a $513 million investment in Fermi 2 would continue and the remaining net rate base investment amount would be removed from rate base and amortized in rates, without return, over 10 years with such amortization not to exceed $290 million per year. The December 1988 and January 1994 Orders do not address the costs of decommissioning if the operations at Fermi 2 prematurely cease.

In accordance with a November 1997 MPSC Order, Detroit Edison reduced revenues by $53 million to reflect the scheduled reduction in the revenue requirement for Fermi 2, in accordance with the 1988 settlement agreement. The $53 million decrease is included in the $93.8 million decrease effective January 1, 1999. In addition, the November 1997 MPSC Order authorized the deferral of $30 million of 1997 storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. In December 1997, the Association of Businesses Advocating Tariff Equity in Michigan and the Residential Ratepayer Consortium filed a lawsuit in Ingham County Circuit Court contending that Detroit Edison and the MPSC breached the December 1988 MPSC Order by offsetting the stipulated revenue reduction with the amortization of the storm costs. The Michigan Attorney General has filed an appeal of the November 1997 Order in the Michigan Court of Appeals.

NOTE 3 - FERMI 2
--------------------------------------------------------------------------------

GENERAL

Fermi 2, a nuclear generating unit, began commercial operation in January 1988. The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 megawatts (MW). This unit represents approximately 12% of total operation and maintenance expenses and 11% of summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998 and an equivalent regulatory asset was established.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection. Consequently, Fermi 2 is subjected to greater scrutiny than a conventional fossil-fueled plant. See Note 2.

INSURANCE

Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Electric Insurance Limited (NEIL). The NEIL insurance policies provide $500 million of composite primary coverage (with a $1 million deductible) and $2.25 billion of excess coverage, respectively, for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. Accordingly, the combined limits provide total property damage insurance of $2.75 billion.

Detroit Edison maintains insurance policies with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2's unavailability due to an insured event. These policies have a 17-week waiting period and provide for three years of coverage.

Under the NEIL policies, Detroit Edison could be liable for maximum retrospective assessments of up to approximately $20 million per loss if any one loss should exceed the accumulated funds available to NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $83.9 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31,

1998, there were 109 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $9.1 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

DECOMMISSIONING

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi
2. Base rates approved by the MPSC provide for the decommissioning costs of Fermi 2. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. Detroit Edison believes that the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula.

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1998, 1997 and 1996 Detroit Edison collected $36.2 million, $35.5 million and $37.7 million, respectively, from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense in the Consolidated Statement of Income and in other liabilities in the Consolidated Balance Sheet at December 31, 1998 and in accumulated depreciation and amortization at December 31, 1997. Net unrealized gains of $36.8 million and $31.5 million in 1998 and 1997, respectively, were recorded as increases to the nuclear decommissioning trust funds and other liabilities in the Consolidated Balance Sheet at December 31, 1998 and in accumulated depreciation and amortization at December 31, 1997.

At December 31, 1998, Detroit Edison had a reserve of $265.6 million for the future decommissioning of Fermi 2 and $11.1 million for low-level radioactive waste disposal costs. These reserves are included in other liabilities in the Consolidated Balance Sheet at December 31, 1998 and in accumulated depreciation and amortization at December 31, 1997, with a like amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2 when its license expires in the year 2025 will be $649 million in 1998 dollars and $3 billion in 2025 dollars using a 6% inflation rate.

Detroit Edison also had a reserve of $32.1 million at December 31, 1998 for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. This reserve is included in other liabilities in the Consolidated Balance Sheet with a like amount deposited in an external trust fund. Detroit Edison estimates that the cost of decommissioning Fermi 1 in the year 2025 is between $29 million and $32 million in 1998 dollars and between $146 million and $161 million in 2025 dollars using a 6% inflation rate.

The FASB is reviewing the accounting for obligations associated with the retirement of long-lived assets, including decommissioning of nuclear power plants.

CAPACITY FACTOR PERFORMANCE STANDARD

The capacity factor disallowance for 1997 has not yet been determined by the MPSC. At December 31, 1998 and 1997, Detroit Edison had accruals of $85.6 million and $74 million, respectively, for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC during the period 1997-2003.

NUCLEAR FUEL DISPOSAL COSTS

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the United States Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage and estimates that existing storage capacity will be sufficient until the year 2001, or until 2015 with expansion of such storage capacity.

NOTE 4 - JOINTLY-OWNED UTILITY PLANT
------------------------------------
Detroit Edison's portion of jointly-owned utility plant is as follows:


--------------------------------------------------------------------------------
                                       Belle River     Ludington Pumped Storage
--------------------------------------------------------------------------------

In-service date                           1984-1985                1973
Ownership interest                            *                      49%
Investment (millions)                   $     1,031         $       192
Accumulated depreciation (millions)     $       393         $        88


     * Detroit Edison's ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1998, 75% in facilities used in common with Unit No. 2.
--------------------------------------------------------------------------------

BELLE RIVER

The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant and is responsible for the same percentage of the plant's operation and maintenance expenses and capital improvements.

LUDINGTON PUMPED STORAGE

Operation, maintenance and other expenses of the Ludington Pumped Storage Plant are shared by Detroit Edison and Consumers Energy in proportion to their respective ownership interests in the plant.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------
Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

                                       1998             1997         1996
--------------------------------------------------------------------------
Statutory income tax rate              35.0%            35.0%         35.0%
     Deferred Fermi 2 depreciation
       and return                       3.9              4.6           5.3
     Investment tax credit             (2.5)            (2.1)         (2.8)
     Depreciation                       5.1              4.6           6.0
     Removal costs                     (1.9)            (1.5)         (2.2)
     Alternate fuels credit           (13.1)            (3.5)         (0.4)
     Other-net                         (1.0)             0.4          (0.4)
                                      ------------------------------------
Effective income tax rate              25.5%            37.5%         40.5%
                                      ====================================
--------------------------------------------------------------------------


Components of income tax expense were as follows:


                                              1998        1997        1996
--------------------------------------------------------------------------
                                                        (Millions)

   Current federal income tax expense         $  143     $  267      $ 219
   Deferred federal income tax expense - net      26          5         17
   Investment tax credit                         (15)       (15)       (15)
                                              ----------------------------
     Total                                    $  154     $  257      $ 221
                                              ============================
--------------------------------------------------------------------------



Internal Revenue Code Section 29 provides a tax credit (alternate fuels credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year. The alternate fuels credit reduced current federal income tax expense $79 million, $24.2 million and $1.9 million for 1998, 1997 and 1996 respectively.

Deferred income tax assets (liabilities) were comprised of the following at December 31:


-------------------------------------------------------------------------------------
                                                      1998                  1997
-------------------------------------------------------------------------------------
                                                              (Millions)

   Property                                       $     (1,139)       $    (2,233)
   Unamortized nuclear costs                              (983)                 -
   Property taxes                                          (66)               (62)
   Investment tax credit                                   154                162
   Reacquired debt losses                                  (32)               (35)
   Contributions in aid of construction                     63                 55
   Other                                                    55                 66
                                                  -------------------------------
                                                  $     (1,948)       $    (2,047)
                                                  ===============================

   Deferred income tax liabilities                $     (2,447)       $    (2,572)
   Deferred income tax assets                              499                525
                                                  -------------------------------
                                                  $     (1,948)       $    (2,047)
                                                  ===============================
---------------------------------------------------------------------------------



The federal income tax returns of the Company are settled through the year 1991. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1998.

NOTE 6 - SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

At December 31, 1998, the Company had Cumulative Preferred Stock, without par value, 5 million shares authorized with no shares issued. At December 31, 1998,
1.5 million shares of preferred stock are reserved for issuance in accordance with the Shareholders Rights Agreement.

At December 31, 1998, Detroit Edison had Cumulative Preference Stock of $1 par value, 30 million shares authorized with no shares issued.

Detroit Edison's 7.75% Series of Cumulative Preferred Stock was redeemed in May 1998, while its 7.74% Series was redeemed in December 1998. There was no Cumulative Preferred Stock outstanding at December 31, 1998. Detroit Edison had the following Cumulative Preferred Stock outstanding at December 31, 1997:


---------------------------------------------------------------------
                                  Shares Outstanding      Amount
---------------------------------------------------------------------
                                     (Thousands)        (millions)

   7.75% Series                        1,001            $    100
   7.74% Series                          500                  50
   Preferred stock expense                 -                  (6)
                                     ---------------------------
                                       1,501            $    144
                                     ===========================
---------------------------------------------------------------------

In September 1997, the Board of Directors of the Company declared a dividend distribution of one right (Right) for each share of Company common stock outstanding. Under certain circumstances, each Right entitles the shareholder to purchase one one-hundredth of a share of Company Series A Junior Participating Preferred Stock at a price of $90. The Right is transferable apart from the Company common stock until 10 days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of outstanding Company common shares, or the commencement or announcement of a reclassification, merger or consolidation which would result in a 10% plus shareholder increasing its ownership of the Company more than 1%. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company survives, each Right (other than those held by the acquirer) will entitle its holder to buy Company common stock having a value of $180 for $90. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company does not survive, each Right (other than those held by the surviving or acquiring company) will entitle its holder to buy shares of common stock of the surviving or acquiring company having a value of $180 for $90. The Rights will expire on October 6, 2007 unless redeemed by the Company at $0.01 per Right at any time prior to an event which would permit the Rights to be exercised. The Company may amend the Rights agreement without the approval of the holders of the Rights Certificates, except that the redemption price may not be less than $0.01 per Right.

Apart from MPSC or FERC approval and the requirement that common, preferred and preference stock be sold for at least par value, there are no legal restrictions on the issuance of additional authorized shares of stock by Detroit Edison.

There are no legal restrictions on the issuance of additional authorized shares of the Company's common and preferred stock.

NOTE 7 - LONG-TERM DEBT
--------------------------------------------------------------------------------

Detroit Edison's 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers substantially all of Detroit Edison's properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 1998, approximately $3.8 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 6.25% on any such additional Mortgage Bonds. An additional $1.6 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 1998, $113 million of tax exempt revenue bonds were subject to periodic remarketings within one year. Remarketing agents remarket the bonds at the lowest interest rate necessary to produce a par bid. In the event that a tax exempt revenue bond remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the bonds and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks' obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then, Detroit Edison would be required to purchase any bonds subject to a failed remarketing.

The Company's long-term debt outstanding at December 31 was:


----------------------------------------------------------------------------------
                                                         1998             1997
----------------------------------------------------------------------------------
                                                               (Millions)
MORTGAGE BONDS
  6.5% to 8.4% due 1999 to 2023                       $     1,742      $     1,911
REMARKETED NOTES
  5.4% to 6.4% due 2028 to 2034 (a)                           410              410
  6.2% and 7.1% due 2038                                      400                -
TAX EXEMPT REVENUE BONDS
  SECURED BY MORTGAGE BONDS
    Installment Sales Contracts
       7.1% due 2004 to 2024 (b)                              282              282
    Loan Agreements
           6.7% due 2008 to 2025 (b)                          607              607
  UNSECURED
    Installment Sales Contracts
           7.5% due 2004 to 2019 (b)                          142              142
    Loan Agreements
           3.2% due 2024 to 2030 (a)                          113              113
QUIDS
  7.4% to 7.6% due 2026 to 2028                               385              235
NON-RECOURSE DEBT
  7.3% due 1999 to 2009 (b)                                   410              282
     Less amount due within one year                         (294)            (205)
                                                      ----------------------------

TOTAL LONG-TERM DEBT                                  $     4,197      $     3,777
                                                      ============================

(a) Variable rate at December 31, 1998.
(b) Weighted average interest rate at December 31, 1998.

--------------------------------------------------------------------------------

In the years 1999 - 2003, the Company's long-term debt maturities are $294, $270, $194, $275 and $238 million, respectively.

NOTE 8 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
--------------------------------------------------------------------------------

At December 31, 1998, Detroit Edison had total short-term credit arrangements of approximately $685 million, under which $231 million was outstanding. At December 31, 1997 there were no amounts outstanding. The weighted average interest rates for short-term borrowings during 1998, 1997 and 1996 were 5.7%, 5.7% and 5.6%, respectively.

Detroit Edison had bank lines of credit of $201 million, all of which had commitment fees in lieu of compensating balances. Detroit Edison uses bank lines of credit and other credit facilities to support the issuance of commercial paper and bank loans. Detroit Edison had $231 million of commercial paper outstanding at December 31, 1998. Detroit Edison had no commercial paper outstanding at December 31, 1997.

Detroit Edison had a nuclear fuel financing arrangement (heat purchase contract) with Renaissance Energy Company (Renaissance), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement. At December 31, 1998, approximately $284 million was available to Detroit Edison under such Loan Agreement. See Note 9 for a discussion of Detroit Edison's heat purchase contract with Renaissance.

Detroit Edison had a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio. Borrowings are at prevailing money market rates. At December 31, 1998 and December 31, 1997 there were no amounts outstanding.

At December 31, 1998, DTE Capital Corporation (DTE Capital), a Company subsidiary, had short-term credit arrangements of $400 million backed by a Support Agreement from the Company. The credit agreement provides support for DTE Capital's commercial paper. At December 31, 1998 there was no commercial paper outstanding. At December 31, 1997 DTE Capital had short-term credit arrangements of $200 million, backed by a Support Agreement from the Company under which $42 million was outstanding. Also in January 1998, the Company entered into a $60 million Support Agreement with DTE Capital for the purpose of DTE Capital's credit enhancing activities on behalf of DTE Energy affiliates.

NOTE 9 - LEASES
--------------------------------------------------------------------------------

Future minimum lease payments under long-term non-cancelable leases, consisting of nuclear fuel ($120 million computed on a projected units of production basis), lake vessels ($25 million), locomotives and coal cars ($172 million), office space ($12 million), and computers, vehicles and other equipment ($1 million) at December 31, 1998 are as follows:


---------------------------------------------------------------------------------------
                                     (Millions)

                                                              Remaining
    1999        2000        2001         2002        2003       Years        Total
---------------------------------------------------------------------------------------

   $  69       $  52       $  44        $  35       $  20      $  110       $  330
                                                                            ======
---------------------------------------------------------------------------------------

Rental expenses for both capital and operating leases were $96 million (including $49 million for nuclear fuel), $72 million (including $42 million for nuclear fuel) and $78 million (including $53 million for nuclear fuel) for 1998, 1997 and 1996, respectively.

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

Under SFAS No. 71, amortization of Detroit Edison's leased assets is modified so that the total of interest on the obligation and amortization of the leased asset is equal to the rental expense allowed for ratemaking purposes. For ratemaking purposes, the MPSC has treated all leases as operating leases. Net income was not affected by capitalization of leases. Due to the discontinuation of the application of SFAS No. 71 for the generation business effective December 31, 1998, prospectively, the costs of these assets will be amortized based on their economic useful lives.

NOTE 10 - FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

TRADING ACTIVITIES

DTE ET markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments which include futures, exchange traded and over-the-counter options, and forward purchase and sale commitments. The notional amounts and terms of DTE ET's outstanding energy trading financial instruments and the fair values of DTE ET's energy commodity derivative instruments were not material at December 31, 1998.

MARKET RISK

DTE ET manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by the Company's Risk Management Committee (RMC), which is authorized by its Board of Directors. Market risks are monitored by the RMC to ensure compliance with the Company's stated risk management policies. DTE ET marks its portfolio to market and measures its risk on a daily basis in accordance with Value at Risk (VaR) and other risk methodologies. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products.

CREDIT RISK

DTE ET is exposed to credit risk in the event of nonperformance by customers or counterparties of its contractual obligations. The concentration of customers and/or counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, DTE ET maintains credit policies with regard to its customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers' and counterparties' financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. Based on these policies, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of customer or counterparty nonperformance. Those futures and option contracts which are traded on the New York Mercantile Exchange are financially guaranteed by the Exchange and have nominal credit risk.

NON-TRADING ACTIVITIES

INTEREST RATE SWAPS

In October 1996, Detroit Edison entered into a three-year interest rate swap agreement based on a notional amount of $25 million, which is nominally linked to the Detroit Edison 1993 Series B Remarketed Notes. Detroit Edison receives a rate equal to the London Interbank Offered Rate (LIBOR) and pays a rate equal to the quarterly weighted average Public Securities Association Municipal Swap Index divided by 67.3%. The intent of the swap is to shift floating rate exposure from taxable to tax-exempt markets. In 1998 and 1997 the average rate received was 5.68% and 5.7% and the average rate paid was 5.02% and 5.36%, respectively. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period. The swap is subject to market risk of changes in both interest rates and tax rates.

PCI Enterprises Company (PCI), a coal pulverizing subsidiary, entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of changes in interest rates on its variable rate non-recourse debt. The initial notional amount was $30 million which was based on 60% of its term loan of $50 million. The notional amount outstanding at December 31, 1998 and 1997, was $27 million and $29.2 million, respectively and will decline throughout the term of the loan based on amortization of principal amounts. PCI pays a fixed interest rate of 6.96% on the notional amount and receives a variable interest rate based on LIBOR. In 1998, and 1997, the average rate received was 5.65% and 5.69%, respectively. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period. The swap is subject to market risk of changes in interest rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximates fair value. The estimated fair value of total long-term debt at December 31, 1998 and 1997 was $4.8 billion and $4.2 billion, respectively, compared to the carrying amount of $4.5 billion and $4 billion, respectively. Investments in debt and equity securities are classified as "available for sale."

NOTE 11 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

COMMITMENTS

Detroit Edison has entered into purchase commitments of approximately $1.1 billion at December 31, 1998, which includes, among other things, line construction and clearance costs and other equipment purchases. The Company and Detroit Edison have also entered into long-term fuel supply commitments of approximately $1.1 billion.

Detroit Edison has an Energy Purchase Agreement (Agreement) for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through the year 2008 and electricity through June 30, 2024. Purchases of steam and electricity were $31.1 million, $34.3 million and $30.2 million for 1998, 1997 and 1996, respectively. Annual purchase commitments are approximately $37 million, $39 million, $40 million, $41 million and $43 million for 1999, 2000, 2001, 2002 and 2003, respectively. See Note 14 relating to steam heating special charge.

In October 1995, the MPSC issued an Order approving Detroit Edison's six-year capacity and energy purchase agreement with Ontario Hydro. Ontario Hydro agreed to sell Detroit Edison 300 MW of capacity from mid-May through mid-September. This purchase will offset a concurrent agreement to lease approximately a third of Detroit Edison's Ludington 917 MW capacity to First Energy for the same time period. The net economic effect of Ludington lease and the Ontario Hydro purchase is an estimated reduction in PSCR expense of $74 million which will be refunded to Detroit Edison customers.

CONTINGENCIES

LEGAL PROCEEDINGS

Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit

Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), are preparing for binding arbitration to settle these matters. A July 1998 Consent Judgement has received preliminary Court approval. A Fairness Hearing with respect to the terms of the settlement was held in August 1998, and no objections to the settlement were raised. A second Fairness Hearing is contemplated following the results of the arbitration. The settlement agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. Detroit Edison has accrued an amount considered to be probable.

OTHER

In addition to the matters reported herein, the Company and its subsidiaries are involved in litigation and environmental matters dealing with the numerous aspects of their business operations. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position, results of operations and cash flows.

See Notes 2 and 3 for a discussion of contingencies related to Regulatory Matters and Fermi 2.

NOTE 12 - EMPLOYEE  BENEFITS
--------------------------------------------------------------------------------

RETIREMENT PLAN

Detroit Edison has a trusteed and non-contributory defined benefit retirement plan (Plan) covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employees' years of benefit service, average final compensation and age at retirement. Detroit Edison's policy is to fund pension cost calculated under the projected unit credit actuarial cost method. Net pension cost included the following components:


-------------------------------------------------------------------------------------------------
                                                            1998           1997           1996
-------------------------------------------------------------------------------------------------
                                                                        (Millions)
Service cost - benefits earned during period           $     31       $     27      $     25
Interest cost on projected benefit obligation                88             86            82
Expected return on Plan assets                             (118)          (104)         (101)
Amortization of unrecognized prior service cost               5              5             4

Amortization of unrecognized net asset resulting
         from initial application                            (4)            (4)           (4)
                                                       ------------------------------------------
Net pension cost                                       $      2       $     10      $      6
                                                       ==========================================
-------------------------------------------------------------------------------------------------

The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet at December 31:


------------------------------------------------------------------------------
                                                          1998         1997
------------------------------------------------------------------------------
                                                              (Millions)

Projected benefit obligation at beginning of year    $    1,294   $     1,176
    Service cost - benefits earned during period             31            27
    Interest cost on projected benefit obligation            88            86
    Net loss                                                 61            77
    Benefits paid to participants                           (74)          (72)
                                                     ------------------------
Projected benefit obligation at end of year               1,400         1,294
                                                     ------------------------
Fair value of Plan assets (primarily equity and
      debt securities) at beginning of year               1,347         1,232
    Actual return on Plan assets                            143           187
    Benefits paid to participants                           (74)          (72)
                                                     ------------------------
Fair value of Plan assets at end of year                  1,416         1,347
                                                     ------------------------
Plan assets in excess of projected benefit
      obligation                                             16            53
Unrecognized net (asset) resulting from initial
      application                                           (15)          (20)
Unrecognized net loss (gain)                                 31            (4)
Unrecognized prior service cost                              47            52
                                                     ------------------------

Asset recorded in the Consolidated Balance Sheet     $       79   $        81
                                                     ========================
-------------------------------------------------------------------------------


Assumptions used in determining the projected benefit obligation at December 31 were as follows:

--------------------------------------------------------------------------------
                                                             1998          1997
--------------------------------------------------------------------------------
Discount rate                                                 6.5 %        7.0%
Annual increase in future compensation levels                 4.0          4.5
Expected long-term rate of return on Plan assets              9.0          9.0
--------------------------------------------------------------------------------

The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

In addition to the Plan, there are several supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.

SAVINGS AND INVESTMENT PLANS

Detroit Edison has voluntary defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Detroit Edison contributes up to 6% of base compensation for non-represented employees and up to 4% for represented employees. Matching contributions were $21 million, $20 million and $17 million for 1998, 1997 and 1996, respectively.

OTHER POSTRETIREMENT BENEFITS

Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison's employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.

Net other postretirement benefits cost included the following components:


---------------------------------------------------------------------------------------------
                                                              1998        1997       1996
---------------------------------------------------------------------------------------------
                                                                           (Millions)
Service cost - benefits earned during period                $   19      $   19      $   20
Interest cost on accumulated
   benefit obligation                                           38          39          40
Expected return on assets                                      (30)        (20)        (14)
Amortization of unrecognized transition obligation              21          21          21
                                                          --------------------------------

Net other postretirement benefits cost                      $   48      $   59      $   67
                                                          ================================
--------------------------------------------------------------------------------------------



The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet at December 31:


-----------------------------------------------------------------------------------------------
                                                                1998                  1997
-----------------------------------------------------------------------------------------------
                                                                        (Millions)

Postretirement benefit obligation at beginning of year         $     580            $      583
   Service cost - benefits earned during period                       19                    19
   Interest cost on accumulated benefit obligation                    38                    39
   Benefit payments                                                  (27)                  (27)
   Net loss (gain)                                                    15                   (34)
                                                               -------------------------------

Postretirement benefit obligation at end of year                     625                   580
                                                               -------------------------------



Fair value of assets (primarily equity and debt
      securities) at beginning of year                               309                   213
    Detroit Edison contributions                                      57                    57
    Actual return on assets                                           56                    39
                                                               -------------------------------

Fair value of assets at end of year                                  422                   309
                                                               -------------------------------

Postretirement benefit obligation in (excess) of assets             (203)                 (271)
Unrecognized transition obligation                                   287                   308
Unrecognized net (gain)                                              (28)                  (16)
                                                               -------------------------------

Asset recorded in the Consolidated
    Balance Sheet                                              $      56            $       21
                                                               ===============================
----------------------------------------------------------------------------------------------



Assumptions used in determining the postretirement benefit obligation at December 31 were as follows:


--------------------------------------------------------------------------
                                                   1998          1997
--------------------------------------------------------------------------
Discount rate                                      6.5 %          7.0 %
Annual increase in future compensation levels      4.0            4.5
Expected long-term rate of return on assets        8.5            8.5
--------------------------------------------------------------------------

Benefit costs were calculated assuming health care cost trend rates beginning at 8.5% for 1999 and decreasing to 5% in 2008 and thereafter for persons under age 65 and decreasing from 5.9% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $10 million for 1998 and increase the accumulated benefit obligation by $85 million at December 31, 1998. A one-percentage point decrease in the health care cost trend rates would decrease the aggregate of the service cost and interest cost components of benefit costs by $8 million for 1998 and decrease the accumulated benefit obligation by $70 million at December 31, 1998.

NOTE 13 - STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company adopted a Long-Term Incentive Plan (LTIP) in 1995. Under the LTIP, certain key employees may be granted restricted common stock, stock options, stock appreciation rights, performance shares and performance units. Common stock granted under the LTIP may not exceed 7.2 million shares. Performance units (which have a face amount of $1) granted under the LTIP may not exceed 25 million in the aggregate. As of December 31, 1998, no stock appreciation rights, performance shares or performance units have been granted under the LTIP.

Under the LTIP, shares of restricted common stock were awarded and are restricted for a period not exceeding four years. All shares are subject to forfeiture if specified performance measures are not met. There are no exercise prices related to these shares. During the applicable restriction period, the recipient has all the voting, dividend and other rights of a record holder except that the shares are nontransferable, and non-cash distributions paid upon the shares would be subject to transfer restrictions and risk of forfeiture to the same extent as the shares themselves. The shares were recorded at the market value on the date of grant and amortized to expense based on the award that was expected to vest and the period to which the related employee services were to be rendered. Restricted common stock activity for the year ended December 31 was:


-----------------------------------------------------------------------------
                                        1998            1997         1996
-----------------------------------------------------------------------------

Restricted common shares awarded          74,000        68,500       56,000

Weighted average market price of
   shares awarded                      $   38.77     $   28.38    $   34.28


Compensation cost charged against
   income (thousands)                  $     976     $     222    $   1,165
-----------------------------------------------------------------------------


Stock options were also issued under the LTIP. Options are exercisable at a rate of 25% per year during the four years following the date of grant. The options will expire 10 years after the date of the grant. The option exercise price equals the fair market value of the stock on the date that the option was granted. Stock option activity was as follows:


--------------------------------------------------------------------------------
                                                              Weighted
                                            Number             Average
                                          of Options       Exercise Price
--------------------------------------------------------------------------------
Outstanding at January 1, 1997                   -                   -
     Granted                               310,500             $ 28.38
                                           -------
Outstanding at December 31, 1997
  (none exercisable)                       310,500               28.38
     Granted                               319,500               38.38
     Exercised                             (22,625)              28.50
                                           -------
Outstanding at December 31, 1998
  (58,750 exercisable)                     607,375               33.70
                                           =======
---------------------------------------------------------------------------

The Company continues to apply APB Opinion 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recorded for options granted. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the pro forma information as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a modified Black/Scholes option pricing model - American style and the following weighted average assumptions:


-------------------------------------------------------------------------
                                               1998             1997
-------------------------------------------------------------------------

           Risk-free interest rate            5.84%              6.83%
           Dividend yield                     5.39%              7.26%
           Expected volatility               17.48%             18.31%
           Expected life                     10 years           10 years
           Fair value per option             $6.43              $4.15

-------------------------------------------------------------------------

The pro forma effect of these options would be to reduce net income by $695,000 and $244,000, for the years ending December 31, 1998 and 1997, respectively. There was no pro forma effect on earnings per share (EPS).

NOTE 14 - STEAM HEATING SPECIAL CHARGE
--------------------------------------------------------------------------------

In 1996, a special charge to net income of $149 million ($97 million after-tax) or $0.67 cents per share was recorded. The special charge included a reserve for steam purchase commitments during the period from 1997 through 2008 under the agreement with the Detroit Resource Recovery Facility, expenditures for closure of a portion of the steam heating system and improvements in service to remaining customers. The reserve for steam purchase commitments was recorded at its present value, therefore Detroit Edison will record non-cash accretion expense during the period 1997 through 2008. In addition, beginning in 1997, amortization of the reserve for steam purchase commitments is netted against losses on steam heating purchases recorded in fuel and purchased power expense.

NOTE 15 - SEGMENT AND RELATED INFORMATION
--------------------------------------------------------------------------------

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable business segment is its regulated electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. All other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects, and engage in domestic energy trading and marketing. Inter-segment revenues are not material. Financial data for business segments are as follows:


---------------------------------------------------------------------------------------------------------
                                          Regulated                   Reconciliations
                                           Electric        All              and
                                            Utility       Other         Eliminations       Consolidated
---------------------------------------------------------------------------------------------------------
            1998                                                (Millions)
Operating revenues                        $ 3,902          $ 319          $    -             $ 4,221
Depreciation and amortization                 643             18               -                 661
Interest expense net                          277             34               8                 319
Income tax expense (benefit)                  260           (100)             (6)                154
Net income                                    412             42             (11)                443
Total assets                               10,987            937             164              12,088
Capital expenditures                          514            251               -                 765

---------------------------------------------------------------------------------------------------------
            1997                                                (Millions)
Operating revenues                        $ 3,657          $ 107          $    -             $ 3,764
Depreciation and amortization                 658              2               -                 660
Interest expense net                          282             16              (1)                297
Income tax expense (benefit)                  288            (30)             (1)                257
Net income                                    405             14              (2)                417
Total assets                               10,745            448              30              11,223
Capital expenditures                          439            228               -                 667

---------------------------------------------------------------------------------------------------------
            1996                                                (Millions)
Operating revenues                        $ 3,642          $  3          $     -               3,645
Depreciation and amortization                 624             1                -                 625
Interest expense net                          288             -                -                 288
Income tax expense (benefit)                  225            (4)               -                 221
Net income                                    312            (2)              (1)                309
Total assets                               10,874           106               35              11,015
Capital expenditures                          479            52                -                 531

---------------------------------------------------------------------------------------------------------

NOTE 16 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                  1998 Quarter Ended
                              Mar. 31           June 30           Sept. 30           Dec. 31
------------------------------------------------------------------------------------------------
                                         (Millions, except per share amounts)

Operating Revenues          $     945         $   1,064          $    1,199        $  1,013
Operating Income                  233               248                 266             190
Net Income                        104               101                 132             106
Earnings Per Common Share        0.72              0.69                0.91            0.73
------------------------------------------------------------------------------------------------


                                                       1997 Quarter Ended
                                  Mar. 31           June 30           Sept. 30           Dec. 31
-----------------------------------------------------------------------------------------------------
                                              (Millions, except per share amounts)

Operating Revenues                $    868          $    892           $   1,030         $   974
Operating Income                       202               225                 285             289
Net Income                              71                85                 132             129
Earnings Per Common Share             0.49              0.59                0.91            0.89
-----------------------------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEMS 10, 11, 12 AND 13

     Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from DTE Energy Company's definitive Proxy Statement for its 1999 Annual Meeting of Common Shareholders to be held April 28, 1999, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

            ANNUAL REPORT ON FORM 10-K FOR THE DETROIT EDISON COMPANY
                                     PART I

ITEM 1 - BUSINESS.

     See the Company's "Item 1 - Business" which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

---------------------------------------------------------------------------------------------------------------------
                                                                                                             PRESENT
                                                                                                            POSITION
            NAME                         AGE(a)                  PRESENT POSITION                          HELD SINCE
---------------------------------------------------------------------------------------------------------------------

     Anthony F. Earley, Jr.                49           Chairman of the Board, Chief Executive Officer,        8-1-98
                                                          President, Chief Operating Officer, and Member
                                                          of the Office of the President
     Larry G. Garberding                   60           Executive Vice President, Chief Financial Officer,     8-1-90
                                                          Member of the Office of the President since
                                                          December 1998
     Gerard M. Anderson                    40           President and Chief Operating Officer - DTE Energy     8-1-98
                                                          Resources, and Member of the Office of the
                                                          President
     Robert J. Buckler                     49           President and Chief Operating Officer - DTE Energy     8-1-98
                                                          Distribution, and Member of the Office of the
                                                          President
     Michael E. Champley                   50           Senior Vice President                                  4-1-97
     Douglas R. Gipson                     51           Senior Vice President                                  4-1-93
     Susan M. Beale                        50           Vice President and Corporate Secretary                3-27-95
     Lynne E. Halpin                       47           Vice President and Chief Information Officer          5-25-98
     Leslie L. Loomans                     55           Vice President and Treasurer                          10-1-89
     Ron A. May                            47           Vice President                                         8-1-98
     David E. Meador                       41           Vice President and Controller                         3-29-97
     Sandra J. Miller                      55           Vice President                                        3-30-98
     Christopher C. Nern                   54           Vice President and General Counsel                     6-1-93
     Michael C. Porter                     45           Vice President                                        9-22-97
     William R. Roller                     53           Vice President                                        4-22-96
     S. Martin Taylor                      58           Vice President                                       11-28-94

     (a) As of December 31, 1998

---------------------------------------------------------------------------------------------------------------------


     Under Detroit Edison By-Laws, the officers of Detroit Edison are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Earley, Meador and Porter, and Ms. Halpin, all of the above officers have been employed by Detroit Edison in one or more management capacities during the past five years.

     Anthony F. Earley, Jr., was President and Chief Operating Officer of Long Island Lighting Company, formerly an electric and gas utility company serving Long Island, New York, from 1989 to 1994. Effective March 1, 1994, he was elected President and

Chief Operating Officer and a member of the Board of Directors of Detroit Edison, and effective August 1, 1998, he was elected to the additional position of Chairman and Chief Executive Officer and Member of the Office of the President.

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

     Lynne E. Halpin was Vice President of Business Applications for Netscape Communications Corp. from July 1996 to May 1998 and Acting Vice President of Global Systems Development and Director of Business Systems Development for Xerox Corporation from November 1993 to June 1996. Effective May 25, 1998, she was elected Vice President and Chief Information Officer of Detroit Edison.

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

     The amount of future dividends paid by Detroit Edison to the Company will depend on Detroit Edison's earnings, financial condition and other factors, including the effects of utility restructuring and a transition to competition, each of which is periodically reviewed by Detroit Edison's Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA.

-------------------------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31
                                              1998           1997           1996            1995          1994
-------------------------------------------------------------------------------------------------------------------
                                                                         (Millions)
Operating Revenues                        $    3,902      $    3,657      $   3,642      $    3,636     $   3,519
Net Income                                $      418      $      417      $     328      $      434     $     420
Net Income Available
   for Common Stock                       $      412      $      405      $     312      $      406     $     390
At year end:
   Total Assets                           $   10,987      $   10,745      $  10,874      $   11,131     $  10,993
   Long-Term Debt
     Obligations (including capital
     leases) and Redeemable
     Preferred and Preference
     Stock Outstanding                    $    3,588      $    3,812      $   4,000      $    4,004     $   3,980

-------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Company's and Detroit Edison's "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages 32 through 72 (except for Notes 5, 7 and 16 below).

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:

-------------------------------------------------------------------------------------------------------
                                                         1998             1997              1996
-------------------------------------------------------------------------------------------------------
Statutory income tax rate                                35.0 %           35.0 %            35.0 %
     Deferred Fermi 2 depreciation and return             3.5              4.5               5.2
     Investment tax credit                               (2.1)            (2.0)             (2.7)
     Depreciation                                         4.5              4.5               5.9
     Removal costs                                       (1.7)            (1.5)             (2.2)
     Other-net                                           (0.9)             0.4              (0.5)
                                                    ---------------------------------------------------
Effective income tax rate                                38.3 %           40.9 %            40.7 %
                                                    ===================================================
-------------------------------------------------------------------------------------------------------

Components of income tax expense are as follows:


-----------------------------------------------------------------------------------
                                                 1998         1997          1996
-----------------------------------------------------------------------------------
                                                            (Millions)

   Current federal tax expense                $    280      $    308      $   224
   Deferred federal tax expense - net               (5)           (6)          16
   Investment tax credits                          (15)          (14)         (15)
                                              -----------------------------------
     Total                                    $    260      $    288      $   225
                                              ===================================

-----------------------------------------------------------------------------------

Deferred income tax assets (liabilities) are comprised of the following at December 31:


--------------------------------------------------------------------------------
                                                 1998                  1997
--------------------------------------------------------------------------------
                                                        (Millions)
   Property                                   $   (1,139)           $   (2,233)
   Unamortized nuclear costs                        (983)                    -
   Property taxes                                    (65)                  (62)
   Investment tax credit                             154                   162
   Reacquired debt losses                            (32)                  (35)
   Contributions in aid of construction               63                    55
   Other                                              96                    77
                                              --------------------------------
                                              $   (1,906)           $   (2,036)
                                              ================================

   Deferred income tax liabilities            $   (2,403)           $   (2,560)
   Deferred income tax assets                        497                   524
                                              --------------------------------
                                              $   (1,906)           $   (2,036)
                                              ================================

--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT
--------------------------------------------------------------------------------

Detroit Edison's 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers substantially all of Detroit Edison's properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 1998, approximately $3.8 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 6.25% on any such additional Mortgage Bonds. An additional $1.6 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 1998, $113 million of tax exempt revenue bonds were subject to periodic remarketings within one year. Remarketing agents remarket the bonds at the lowest interest rate necessary to produce a par bid. In the event that a tax exempt revenue bond remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the bonds and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks' obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then, Detroit Edison would be required to purchase any bonds subject to a failed remarketing.

Long-term debt outstanding at December 31 was:

-----------------------------------------------------------------------------------
                                                         1998             1997
-----------------------------------------------------------------------------------
                                                               (Millions)
     MORTGAGE BONDS
         6.5% to 8.4% due 1999 to 2023                $     1,742      $    1,911
     REMARKETED NOTES
         5.4% to 6.4% due 2028 to 2034 (a)                    410             410
     TAX EXEMPT REVENUE BONDS
         SECURED BY MORTGAGE BONDS
              Installment Sales Contracts
                  7.1% due 2004 to 2024 (b)                   282             282
              Loan Agreements
                  6.7% due 2008 to 2025 (b)                   607             607
         UNSECURED
              Installment Sales Contracts
                  7.5% due 2004 to 2019 (b)                   142             142
              Loan Agreements
                  3.2% due 2024 to 2030 (a)                   113             113
     QUIDS
         7.4% to 7.6% due 2026 to 2028                        385             235
     Less amount due within one year                         (219)           (169)
                                                      ---------------------------
         TOTAL LONG-TERM DEBT                         $     3,462      $    3,531
                                                      ===========================

(a)  Variable rate at December 31, 1998.
(c)  Weighted average interest rate at December 31, 1998.

--------------------------------------------------------------------------------

In the years 1999 - 2003, Detroit Edison's long-term debt maturities are $219, $194, $119, $198 and $199 million, respectively.

NOTE 16 - SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                       1998 Quarter Ended
                                                 Mar. 31           June 30            Sept. 30         Dec. 31
-------------------------------------------------------------------------------------------------------------------
                                                            (Millions, except per share amounts)
Operating Revenues                             $     901         $     992          $    1,105        $    904
Operating Income                                     237               248                 284             201
Net Income                                            98                95                 125             100
-------------------------------------------------------------------------------------------------------------------


                                                                       1997 Quarter Ended
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

          (1) Consolidated financial statements. See "Item 8 - Financial Statements and Supplementary Data" on page 32.

          (2) Financial statement schedules. See "Item 8 - Financial Statements and Supplementary Data" on page 32.

          (3) Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

                 (i)      Exhibits filed herewith.

     Exhibit
     Number
     ------
       4-198 Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS.

       4-199 $300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation.

       4-200 Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note.

       4-201 $400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation.

       10-27* Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998).

       10-28* Amendment No. 1 to The Detroit Edison Company Long-Term Incentive Plan, effective December 31, 1998.

       10-29* DTE Energy Company Plan for Deferring the Payment of Directors' Fees (As Amended and Restated Effective As Of January 1, 1999).

       10-30* - DTE Energy Company Deferred stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999.

       10-31* - DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998).

       11-14 - DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

       12-14 - DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

       12-15 - The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

       12-16 - The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

       21-3  -                Subsidiaries of the Company and Detroit Edison.

       23-12 -                Consent of Deloitte & Touche LLP.

       27-25 - Financial Data Schedule for the period ended December 31, 1998 for DTE Energy Company.

       27-26 - Financial Data Schedule for the period ended December 31, 1998 for The Detroit Edison Company.

       99-28- Second Amended and Restated Credit Agreement, Dated as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger.

(ii) Exhibits incorporated herein by reference.

       3(a)  - Amended and Restated  Articles of  Incorporation of DTE Energy
               Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)

       3(b)  - Certificate of Designation of Series A Junior Participating
               Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

       3(c) - Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-117 to Form 10-Q for quarter ended March 31, 1993).

       3(d) - Certificate containing resolution of the Detroit Edison Board of as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 4-134 to Form 10-Q for quarter ended March 31, 1993).

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

       3(g)  - Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form
               8-B filed January 2, 1996, File No. 1-11607).

       3(h)  - Bylaws of DTE Energy Company, as amended through May 1, 1998.
               (Exhibit 3-10 to Registration No. 333-65765).

       3(i)  - Bylaws of The Detroit Edison Company, as amended through May
               1, 1998.  (Exhibit 3-9 to Registration No. 333-65765.)

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

               December 1, 1989     Exhibit 4-172 to Form 10-K for
                                      year ended December 31, 1994
               February 15, 1990    Exhibit 4-173 to Form 10-K for
                                      year ended December 31, 1994
               April 1, 1991        Exhibit 4-15 to Form 10-K for year ended
                                      December 31, 1996
               May 1, 1991          Exhibit 4-178 to Form 10-K for year ended
                                      December 31, 1996
               May 15, 1991         Exhibit 4-179 to Form 10-K for year ended
                                      December 31, 1996
               September 1, 1991    Exhibit 4-180 to Form 10-K for year ended
                                      December 31, 1996
               November 1, 1991     Exhibit 4-181 to Form 10-K for year ended
                                      December 31, 1996
               January 15, 1992     Exhibit 4-182 to Form 10-K for year ended
                                      December 31, 1996
               February 29, 1992    Exhibit 4-187 to Form 10-Q for quarter ended
                                      March 31, 1998
               April 15, 1992       Exhibit 4-188 to Form 10-Q for quarter ended
                                      March 31, 1998
               July 15, 1992        Exhibit 4-189 to Form 10-Q for quarter ended
                                      March 31, 1998
               July 31, 1992        Exhibit 4-190 to Form 10-Q for quarter ended
                                      March 31, 1998
               November 30, 1992    Exhibit 4-130 to Registration  No. 33-56496
               January 1, 1993      Exhibit 4-131 to Registration No. 33-56496
               March 1, 1993        Exhibit 4-191 to Form 10-Q for quarter ended
                                      March 31, 1998
               March 15, 1993       Exhibit 4-192 to Form 10-Q for quarter ended
                                      March 31, 1998
               April 1, 1993        Exhibit 4-143 to Form 10-Q for quarter ended
                                       March 31, 1993
               April 26, 1993       Exhibit 4-144 to Form 10-Q for quarter ended
                                      March 31, 1993
               May 31, 1993         Exhibit 4-148 to Registration No. 33-64296
               June 30, 1993        Exhibit 4-149 to Form 10-Q for quarter ended
                                      June 30, 1993 (1993 Series AP)
               June 30, 1993        Exhibit 4-150 to Form 10-Q for quarter ended
                                      June 30, 1993 (1993 Series H)
               September 15, 1993   Exhibit 4-158 to Form 10-Q for quarter ended
                                      September 30, 1993
               March 1, 1994        Exhibit 4-163 to Registration No. 33-53207
               June 15, 1994        Exhibit 4-166 to Form 10-Q for quarter ended
                                      June 30, 1994
               August 15, 1994      Exhibit 4-168 to Form 10-Q for quarter ended
                                      September 30, 1994
               December 1, 1994     Exhibit 4-169 to Form 10-K for
                                      year ended December 31, 1994
               August 1, 1995       Exhibit 4-174 to Form 10-Q for quarter ended
                                      September 30, 1995

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

       4(i)  - Fifth Supplemental Note Indenture, dated as of February 1, 1996
               (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).

       4(j) - Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities ("QUIDS"), including form of QUIDS. (Exhibit 4-193 to form 10-Q for quarter ended June 30, 1998.)

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

       4-(l) - $60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

       4-(m) - $100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

       4-(n)- Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

       4-(o)- First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

       *10(a) Certain arrangements pertaining to the employment of Michael C. Porter. (Exhibit 10-8* to Form 10-Q for Quarter ended September 30, 1997.)

       *10(b) Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Haven C. Cockerham, Anthony F. Earley, Jr., Larry G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter, William R. Roller and S. Martin Taylor. (Exhibit 10-9* to Form 10-Q for quarter ended September 30, 1997.)

       *10(c)- Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

       *10(d)- Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(l) (Exhibit 10-41 to Detroit Edison's Form 10-Q for quarter ended June 30, 1993).

       *10(e)- Certain arrangements pertaining to the employment of S. Martin
               Taylor (Exhibit 10-22*) to Form 10-K for quarter ended March 31,
               1998).

       *10(f)- Amended and Restated Post-Employment Income Agreement, dated
               March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20* to Form 10-Q for quarter ended March 31,
               1998).


       *10(g)  Restricted Stock Agreement, dated March 23, 1998, between
               Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20* to Form 10-Q for quarter ended March 31, 1998)

       *10(h) Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998) (Exhibit 10-19* to Form 10-Q for quarter ended March 31, 1998).

       *10(i) Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23* to Form 10-Q for quarter ended March 31, 1998).

       *10(j)- Form of Indemnification Agreement, between Detroit Edison and
               (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 10-24* to Form 10-Q for quarter ended March 31, 1998).

       *10(k)- Employment Agreement, dated April 16, 1998, between Detroit
               Edison and Lynn Halpin. (Exhibit 10-26* to Form 10-Q, for quarter ended June 30, 1998.)

       *10(l)- Form of Indemnification Agreement between Detroit Edison and its directors (Exhibit 10-25* to Form 10-Q for quarter ended March 31, 1998).

       *10(m)- Executive Vehicle Program, dated October 1, 1993 (Exhibit
               10-47 to Detroit Edison's Form 10-Q for quarter ended September 30, 1993).

       *10(n)- Amendment No. 1 to Executive Vehicle Plan, November 1993
               (Exhibit 10-58 to Detroit Edison's Form 10-K for year ended December 31, 1993).

       *10(o)- Certain arrangements pertaining to the employment of Gerard M.
               Anderson (Exhibit 10-40 to Detroit Edison's Form 10-K for year ended December 31, 1993).

       *10(p)- Long-Term Incentive Plan (Exhibit 10-3 to Form 10-K for year ended December 31, 1996).

       *10(q)- 1997 Executive Incentive Plan Measures (Exhibit *10-7 to
               Form 10 Q for quarter ended March 31, 1997).

       *10(r)- 1998 Executive Incentive Plan Measures (Exhibit 10-18* to Form
               10-Q for quarter ended March 31, 1998.)

       *10(s)- 1998 Shareholder Value Improvement Plan Measures (Exhibit
               11-17* to Form 10-Q for quarter ended March 31, 1998.)

       *10(t)- Fourth Restatement of The Benefit Equalization Plan for
               Certain Employees of The Detroit Edison Company (October 1997). (Exhibit 10-11* to Form 10-K for year ended December 31, 1997.)

       *10(u)- The Detroit Edison Company Key Employee Deferred Compensation
               Plan (October 1997). (Exhibit 10-12* to Form 10-K for year ended December 31, 1997.)

       *10(v)- The Detroit Edison Company Executive Incentive Plan (October
               1997). (Exhibit 10-13* to Form 10-K for the year ended December 31, 1997.)


       *10(w)- Detroit Edison Company Shareholder Value Improvement Plan
               (October 1997). (Exhibit 10 15* to Form 10-K for year ended December 31, 1997.)

       *10(x)- Trust Agreement for DTE Energy Company Change-In-Control
               Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16* to Form 10-K for year ended December 31, 1997.)

       *10(y)- Certain arrangements pertaining to the employment of David E.
               Meador (Exhibit 10-5 to Form 10-K for year ended December 31, 1997.)

       *10(z)- Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit *10-4 to Form 10-K for year ended December 31, 1996.)

       *10(aa)-Fourth Restatement of The Retirement Reparation Plan for
               Certain Employees of The Detroit Edison Company (October 1997). (Exhibit *10-10 to Form 10-K for year ended December 31, 1997.)

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

       99(f)- Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

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

       99(k)- Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

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

       99(p)- Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

       99(q)- Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

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

       99(w)- Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997.)

       99(x)- Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

       99(y)- Master Trust Agreement ("Master Trust"), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10- Q for quarter ended June 30, 1994).

       99(z)-  First Amendment, effective as of February 1, 1995, to Master

               Trust (Exhibit 4-10 to Registration No. 333-00023).

       99(aa)- Second Amendment, effective as of February 1, 1995 to Master
               Trust (Exhibit 4-11 to Registration No. 333-00023).

       99(bb)-  Third Amendment, effective January 1, 1996, to Master Trust
               (Exhibit 4-12 to Registration No. 333-00023).

       99(cc)- Fourth Amendment to Trust Agreement Between Fidelity Management
               Trust Company and The Detroit Edison Company (July 1996). (Exhibit 4-186 to Form 10-K for year ended December 31, 1997.)

       99(dd)- Fifth Amendment to Trust Agreement Between Fidelity Management
               Trust Company and The Detroit Edison Company (December 1997). (Exhibit 4-186 to Form 10-K for the year ended December 31, 1997.)

       99(ee)- The Detroit Edison Company Irrevocable Grantor Trust for The
               Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for year ended December 31, 1996).

       99(ff)- The Detroit Edison Company Irrevocable Grantor Trust for The
               Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31, 1996).

       99(gg)- The Detroit Edison Company Irrevocable Grantor Trust for The
               Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

       99(hh)- The Detroit Edison Company Irrevocable Grantor Trust for The
               Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

       99(ii)- The Detroit Edison Company Irrevocable Grantor Trust for The
               Detroit Edison Company Plan for Deferring the Payment of Directors' Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996).

       99(jj)- The Detroit Edison Company Irrevocable Grantor Trust for The
               DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

       99(kk)- DTE Energy Company Irrevocable Grantor Trust for The DTE
               Energy Company Plan for Deferring the Payment of Directors' Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

       99(ll)- DTE Energy Company Irrevocable Grantor Trust for The DTE
               Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-8 to Form 10-K for year ended December 31, 1996).

    (b) Registrants filed a report on Form 8-K, dated January 22, 1999, discussing a series of MPSC Orders issued December 28, 1998.

    (c) *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

                             DTE ENERGY COMPANY AND
                           THE DETROIT EDISON COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                             Additions
                                                    Balance          ---------------------------                             Balance
                                                 at Beginning        Charged to       Charged to                             at End
                                                      of             Costs and          Other                                  of
Description                                         Period            Expenses        Accounts(a)       Deductions(b)        Period
---------------------------------------------   -------------        ----------       -----------       -------------        -------
                                                                            (Thousands)
YEAR 1998
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)........................     $    20,000         $    23,216      $   2,789         $   (26,005)       $  20,000

YEAR 1997
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)........................     $    20,000         $    18,738      $   2,657         $   (21,395)       $  20,000

YEAR 1996
Allowance for
   uncollectible accounts
   (shown as deduction
   from accounts receivable
   in balance sheet)........................     $    22,000         $    12,756      $   2,763         $   (17,519)       $  20,000



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



                                                             DTE ENERGY COMPANY
                                                   -------------------------------------
                                                                (Registrant)



   By       /s/ ANTHONY F. EARLEY, JR.          By       /s/ LARRY G. GARBERDING
       ------------------------------------        -------------------------------------
              Anthony F. Earley, Jr.                       Larry G. Garberding
              Chairman of the Board,                    Executive Vice President,
        Chief Executive Officer, President         Chief Financial Officer and Director
           and Chief Operating Officer


   By           /s/ DAVID E. MEADOR            By        /s/ TERENCE E. ADDERLEY
       ------------------------------------        -------------------------------------
                  David E. Meador                     Terence E. Adderley, Director
           Vice President and Controller


   By           /s/ LILLIAN BAUDER             By            /s/ DAVID BING
       ------------------------------------        -------------------------------------
             Lillian Bauder, Director                     David Bing, Director


   By          /s/ WILLIAM C. BROOKS           By         /s/ ALLAN D. GILMOUR
       ------------------------------------        -------------------------------------
            William C. Brooks, Director                Allan D. Gilmour, Director


   By       /s/ THEODORE S. LEIPPRANDT         By
       ------------------------------------        -------------------------------------
         Theodore S. Leipprandt, Director               John E. Lobbia, Director


   By          /s/ EUGENE A. MILLER            By        /s/ DEAN E. RICHARDSON
       ------------------------------------        -------------------------------------
            Eugene A. Miller, Director                 Dean E. Richardson, Director


   By          /s/ ALAN E. SCHWARTZ            By          /s/ WILLIAM WEGNER
       ------------------------------------        -------------------------------------
            Alan E. Schwartz, Director                   William Wegner, Director



Date:  February 24, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        THE DETROIT EDISON COMPANY
                                                 -------------------------------------
                                                               (Registrant)



   By     /s/ ANTHONY F. EARLEY, JR.          By        /s/ LARRY G. GARBERDING
      ------------------------------------       -------------------------------------
            Anthony F. Earley, Jr.                          Larry G. Garberding
            Chairman of the Board,                       Executive Vice President,
      Chief Executive Officer, President          Chief Financial Officer and Director
         and Chief Operating Officer


   By         /s/ DAVID E. MEADOR             By        /s/ TERENCE E. ADDERLEY
      ------------------------------------       -------------------------------------
                David E. Meador                     Terence E. Adderley, Director
         Vice President and Controller


   By         /s/ LILLIAN BAUDER              By          /s/ DAVID BING
      ------------------------------------       -------------------------------------
           Lillian Bauder, Director                     David Bing, Director


   By        /s/ WILLIAM C. BROOKS            By        /s/ ALLAN D. GILMOUR
      ------------------------------------       -------------------------------------
          William C. Brooks, Director                  Allan D. Gilmour, Director


   By     /s/ THEODORE S. LEIPPRANDT          By
      ------------------------------------       -------------------------------------
       Theodore S. Leipprandt, Director                 John E. Lobbia, Director


   By        /s/ EUGENE A. MILLER             By       /s/ DEAN E. RICHARDSON
      ------------------------------------       -------------------------------------
          Eugene A. Miller, Director                  Dean E. Richardson, Director


   By        /s/ ALAN E. SCHWARTZ             By         /s/ WILLIAM WEGNER
      ------------------------------------       -------------------------------------
          Alan E. Schwartz, Director                   William Wegner, Director



Date:  February 24, 1999

                             ANNUAL REPORTS ON FORM
                                10-K FOR THE YEAR
                             ENDED DECEMBER 31, 1998

                  DTE ENERGY COMPANY                 FILE NO.  1-11607

                  DETROIT EDISON COMPANY             FILE NO. 1-2198


                                  EXHIBIT INDEX



                 Exhibits filed herewith.

        Exhibit
        Number
        ------

          4-198 Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS.

          4-199 $300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation.

          4-200 Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note.

          4-201 $400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation.

          10-27* Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998).

          10-28* Amendment No. 1 to The Detroit Edison Company Long-Term Incentive Plan, effective December 31, 1998.

          10-29* DTE Energy Company Plan for Deferring the Payment of Directors' Fees (As Amended and Restated Effective As Of January 1, 1999).

          10-30* DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999.

          10-31* DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998).

          11-14- DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

          12-14- DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

          12-15- The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

-          12-16-    The Detroit Edison Company Computation of Ratio of Earnings
                    to Fixed Charges and Preferred Stock Dividends.

          21-3-     Subsidiaries of the Company and Detroit Edison.

          23-12-    Consent of Deloitte & Touche LLP.

          27-25- Financial Data Schedule for the period ended December 31, 1998 for DTE Energy Company.

          27-26- Financial Data Schedule for the period ended December 31, 1998 for The Detroit Edison Company.

          99-28- Second Amended and Restated Credit Agreement, Dated as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger.

(ii)     Exhibits incorporated herein by reference. See Page Nos. __ through
                                                    ___ for location of exhibits
                                                    incorporated by reference

          3(a)- Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995.

          3(b)-     Certificate of Designation of Series A Junior
                    Participating Preferred Stock of DTE Energy Company.

          3(c)- Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau

          3(d)- Certificate containing resolution of the Detroit Edison Board of as filed February 22, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau

          3(e)- Certificate containing resolution of the Detroit Edison Board of Directors establishing the Cumulative Preferred Stock, 7.74% Series, as filed April 21, 1993 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau.

          3(f)- Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent.

          3(g)-     Agreement and Plan of Exchange.

          3(h)-     Bylaws of DTE Energy Company, as amended through May 1,
                    1998.

          3(i)- Bylaws of The Detroit Edison Company, as amended through May 1, 1998.

          4(a)- Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and Bankers Trust Company as Trustee and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

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

          4-(l)- $60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation.

          4-(m)- $100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation.

          4-(n)- Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee.

          4-(o)- First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note.

          *10(a)    Certain arrangements pertaining to the employment of Michael
                    C. Porter.

          *10(b) Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Haven C. Cockerham, Anthony F. Earley, Jr., Larry
                    G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter, William R. Roller and S. Martin Taylor.

          *10(c)- Form of 1995 Indemnification Agreement between the Company and its directors and officers.

          *10(d)- Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(l).

          *10(e)- Certain arrangements pertaining to the employment of S. Martin Taylor.

          *10(f)- Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr.

          *10(g) Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr.

          *10(h) Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998).

          *10(i)    Certain arrangements pertaining to the employment of Larry
                    G. Garberding.

          *10(j)- Form of Indemnification Agreement, between Detroit Edison and (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr.

          *10(k)- Employment Agreement, dated April 16, 1998, between Detroit Edison and Lynn Halpin.

          *10(l)- Form of Indemnification Agreement between Detroit Edison and its directors.

          *10(m)-   Executive Vehicle Program, dated October 1, 1993

          *10(n)-   Amendment No. 1 to Executive Vehicle Plan, November 1993.

          *10(o)-   Certain arrangements pertaining to the employment of Gerard
                    M. Anderson.

          *10(p)-   Long-Term Incentive.

          *10(q)-   1997 Executive Incentive Plan Measures.

          *10(r)-   1998 Executive Incentive Plan Measures.

          *10(s)-   1998 Shareholder Value Improvement Plan Measures.

          *10-(t) Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October
                    1997).

          *10-(u) The Detroit Edison Company Key Employee Deferred Compensation Plan (October 1997).

          *10-(v)   The Detroit Edison Company Executive Incentive Plan (October
                    1997).

          *10-(w)   Detroit Edison Company Shareholder Value Improvement Plan-A.

          *10-(x) Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A.

          *10(y)-   Certain arrangements pertaining to the employment of David
                    E. Meador.

          *10(z)- Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997

          *10(aa)- Fourth Restatement of The Retirement Reparation Plan for Certain Employees of The Detroit Edison Company (October
                    1997).

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

          99(q)- Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent.

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

          99(w) Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance.

          99(x) Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank's Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger.

          99(y)- Master Trust Agreement ("Master Trust"), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans.

          99(z)- First Amendment, effective as of February 1, 1995, to Master Trust.

          99(aa)- Second Amendment, effective as of February 1, 1995 to Master Trust.

          99(bb)-   Third Amendment, effective January 1, 1996, to Master Trust.

          99(cc)- Fourth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (July 1996).

          99(dd)- Fifth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997).

          99(ee)- The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan.

          99(ff)- The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan.

          99(gg)- The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan.

          99(hh)- The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan.

          99(ii)- The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors' Fees.

          99(jj)- The Detroit Edison Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors.

          99(kk)- DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors' Fees.

          99(ll)- DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors.


    *Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.