Form 10-Q
period 1999-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 1999-04-28
CIK 936340, 28385

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999




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



At March 31, 1999, 145,045,159 shares of DTE Energy's Common Stock, substantially all held by non-affiliates, were outstanding.


================================================================================

                               DTE ENERGY COMPANY
                                       AND
                           THE DETROIT EDISON COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1999 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

Definitions....................................................................................................3

Quarterly Report on Form 10-Q for DTE Energy Company:
     Part I   - Financial Information..........................................................................4
                Item 1 -   Financial Statements................................................................4
                Item 2 -   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................20

Quarterly Report on Form 10-Q for The Detroit Edison Company:
     Part I   - Financial Information.........................................................................25
                Item 1 -   Financial Statements...............................................................25
                Item 2 -   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................................25
     Part II  - Other Information.............................................................................25
                Item 1 -  Legal Proceedings...................................................................25
                Item 5 -  Other Information...................................................................26

Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit Edison
   Company:
                Item 6 -   Exhibits and Reports on Form 8-K...................................................27

Signature Page to DTE Energy Company Quarterly Report on Form 10-Q............................................35
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q....................................36

                                   DEFINITIONS


ABATE............................Association of Businesses Advocating Tariff Equity

Annual Report....................1998 Annual Report to the Securities and Exchange Commission on Form 10-K for
                                    DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes..............Notes to Consolidated Financial Statements appearing on pages 45 through 72 and 76 through 79 of the 1998 Annual Report to the Securities and Exchange
                                    Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company,
                                    as the case may be

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

DTE Capital......................DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

EPA..............................United States Environmental Protection Agency

FERC.............................Federal Energy Regulatory Commission

kWh..............................Kilowatthour

MPSC.............................Michigan Public Service Commission

MW...............................Megawatt

MWh..............................Megawatthour

Note(s)..........................Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein

PSCR.............................Power Supply Cost Recovery

Registrant.......................Company or Detroit Edison, as the case may be

                                        3

              QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


The following condensed consolidated financial statements (unaudited) are included herein.

                                                                            Page
                                                                            ----

DTE Energy Company:
  Condensed Consolidated Statement of Income...................................5
  Condensed Consolidated Balance Sheet.........................................6
  Condensed Consolidated Statement of Cash Flows...............................8
  Condensed Consolidated Statement of Changes in Shareholders' Equity..........9
The Detroit Edison Company:
  Condensed Consolidated Statement of Income..................................11
  Condensed Consolidated Balance Sheet........................................12
  Condensed Consolidated Statement of Cash Flows..............................14
  Condensed Consolidated Statement of Changes in Shareholder's Equity.........15
Notes to Condensed Consolidated Financial Statements (Unaudited)..............16
Independent Accountants' Report...............................................19


Note: Detroit Edison's Condensed Consolidated Financial Statements are presented here for ease of reference and are not considered to be part of Item I of the Company's report.

                               DTE ENERGY COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (Millions, Except Per Share Amounts)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                -----------------------------
                                                                                   1999              1998
                                                                                ------------      -----------
OPERATING REVENUES                                                                    $1,024           $  945
                                                                                      ------           ------
OPERATING EXPENSES
      Fuel and purchased power                                                           231              208
      Operation and maintenance                                                          325              268
      Depreciation and amortization                                                      182              165
      Taxes other than income                                                             71               71
                                                                                      ------           ------
          Total Operating Expenses                                                       809              712
                                                                                      ------           ------

OPERATING INCOME                                                                         215              233
                                                                                      ------           ------
INTEREST EXPENSE AND OTHER
      Interest expense                                                                    83               74
      Preferred stock dividends of subsidiary                                              -                3
      Other - net                                                                          3                -
                                                                                      ------           ------
          Total Interest Expense and Other                                                86               77
                                                                                      ------           ------

INCOME BEFORE INCOME TAXES                                                               129              156

INCOME TAXES                                                                              14               52
                                                                                      ------           ------

NET INCOME                                                                            $  115           $  104
                                                                                      ======           ======
AVERAGE COMMON SHARES OUTSTANDING                                                        145              145
                                                                                      ------           ------

EARNINGS PER COMMON SHARE - BASIC AND DILUTED                                         $ 0.79           $ 0.72
                                                                                      ------           ------


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                               DTE ENERGY COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (Millions, Except Per Share Amounts and Shares)


                                                                                   March 31           December 31
                                                                                      1999               1998
                                                                                ---------------     ---------------

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                         $    41             $   130
      Restricted cash                                                                       132                 121
      Accounts receivable
           Customer (less allowance for doubtful accounts of $20)                           322                 316
           Accrued unbilled revenues                                                        143                 153
           Other                                                                            117                 135
      Inventories (at average cost)
           Fuel                                                                             161                 171
           Materials and supplies                                                           152                 167
      Other                                                                                 136                  39
                                                                                        -------             -------
                                                                                          1,204               1,232
                                                                                        -------             -------

INVESTMENTS
      Nuclear decommissioning trust funds                                                   327                 309
      Other                                                                                 247                 261
                                                                                        -------             -------
                                                                                            574                 570
                                                                                        -------             -------

PROPERTY
      Property, plant and equipment                                                      11,224              11,121
      Property under capital leases                                                         241                 242
      Nuclear fuel under capital lease                                                      662                 659
      Construction work in progress                                                         198                 156
                                                                                        -------             -------
                                                                                         12,325              12,178
                                                                                        -------             -------
Less accumulated depreciation and amortization                                            5,336               5,235
                                                                                        -------             -------
                                                                                          6,989               6,943
                                                                                        -------             -------

REGULATORY ASSETS                                                                         3,022               3,091
                                                                                        -------             -------

OTHER ASSETS                                                                                264                 252
                                                                                        -------             -------


TOTAL ASSETS                                                                            $12,053             $12,088
                                                                                        =======             =======


     See Notes to Condensed Consolidated Financial Statements (Unaudited).
                                        6


                                                                                   March 31          December 31
                                                                                      1999              1998
                                                                                ---------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                                  $   187            $   239
      Accrued interest                                                                       54                 57
      Dividends payable                                                                      75                 75
      Accrued payroll                                                                        87                101
      Short-term borrowings                                                                 280                231
      Deferred income taxes                                                                 100                 60
      Current portion long-term debt                                                        481                294
      Current portion capital leases                                                        109                118
      Other                                                                                 151                217
                                                                                        -------            -------
                                                                                          1,524              1,392
                                                                                        -------            -------

OTHER LIABILITIES
      Deferred income taxes                                                               1,846              1,888
      Capital leases                                                                        124                126
      Regulatory Liabilities                                                                322                294
      Other                                                                                 517                493
                                                                                        -------            -------
                                                                                          2,809              2,801
                                                                                        -------            -------

LONG-TERM DEBT                                                                            3,984              4,197
                                                                                        -------            -------



SHAREHOLDERS' EQUITY
      Common stock, without par value, 400,000,000 shares
           authorized, 145,045,159 and 145,071,317 issued
           and outstanding, respectively                                                  1,950              1,951
      Retained earnings                                                                   1,786              1,747
                                                                                        -------            -------
                                                                                          3,736              3,698
                                                                                        -------            -------

CONTINGENCIES (NOTE 5)


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $12,053            $12,088
                                                                                        =======            =======

     See Notes to Condensed Consolidated Financial Statements (Unaudited).
                                        7

                               DTE ENERGY COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)


                                                                                    Three Months Ended
                                                                                          March 31
                                                                                ------------------------
                                                                                  1999            1998
                                                                                ------------------------
OPERATING ACTIVITIES
   Net Income                                                                   $ 115            $ 104
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                182              165
     Other                                                                         48                3
     Changes in current assets and liabilities:
       Restricted cash                                                            (11)             (16)
       Accounts receivable                                                         22               47
       Inventories                                                                 25               12
       Payables                                                                   (50)               5
       Other                                                                     (175)             (97)
------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                           156              223
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                              (162)            (125)
   Investment in coke oven battery businesses                                       -             (200)
   Nuclear decommissioning trust funds                                            (18)             (29)
   Other                                                                           (2)               6
------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                      (182)            (348)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in short-term borrowings                                               49              377
   Redemption of long-term debt                                                   (37)            (169)
   Dividends on common stock                                                      (75)             (75)
------------------------------------------------------------------------------------------------------
     Net cash (used for) from financing activities                                (63)             133
------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (89)               8
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                              130               45
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $  41            $  53
======================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                               $  84            $  85
   Income taxes paid                                                               29               20
   New capital lease obligations                                                    9               17


   See Notes to the Condensed Consolidated Financial Statements (Unaudited).

                               DTE ENERGY COMPANY
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
            (Millions, Except Per Share Amounts; Shares in Thousands)

                                                                                              1999
                                                                                --------------------------------
                                                                                   Shares               Amount
                                                                                --------------------------------
COMMON STOCK
   Balance at beginning of year                                                  145,071            $    1,951
   Repurchase and retirement of common stock                                         (26)                   (1)
                                                                                --------             ----------
   Balance at March 31, 1999                                                     145,045            $    1,950
--------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                                                     $    1,747
   Net income                                                                                              115
   Dividends declared on common stock ($0.515 per share)                                                   (75)
   Repurchase and retirement of common stock                                                                (1)
                                                                                                    ----------
   Balance at March 31, 1999                                                                        $    1,786
--------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                          $    3,736
==============================================================================================================

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     [This page intentionally left blank.]

                           THE DETROIT EDISON COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                   (Millions)


                                                                                        Three Months Ended
                                                                                              March 31
                                                                                -----------------------------------
                                                                                     1999                 1998
                                                                                ---------------     ---------------

OPERATING REVENUES                                                                         $911                $901
                                                                                           ----                ----

OPERATING EXPENSES
      Fuel and purchased power                                                              206                 208
      Operation and maintenance                                                             237                 223
      Depreciation and amortization                                                         173                 163
      Taxes other than income                                                                71                  70
                                                                                           ----                ----
          Total Operating Expenses                                                          687                 664
                                                                                           ----                ----

OPERATING INCOME                                                                            224                 237
                                                                                           ----                ----

INTEREST EXPENSE AND OTHER
      Interest expense                                                                       68                  68
      Other - net                                                                             3                   5
                                                                                           ----                ----
          Total Interest Expense and Other                                                   71                  73
                                                                                           ----                ----

INCOME BEFORE INCOME TAXES                                                                  153                 164

INCOME TAXES                                                                                 49                  66
                                                                                           ----                ----

NET INCOME                                                                                  104                  98

PREFERRED STOCK DIVIDENDS                                                                     -                   3
                                                                                           ----                ----

NET INCOME AVAILABLE FOR COMMON STOCK                                                      $104                $ 95
                                                                                           ====                ====

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                           THE DETROIT EDISON COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (Millions, Except Per Share Amounts and Shares)


                                                                                    March 31          December 31
                                                                                      1999               1998
                                                                                --------------      ---------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                        $     3             $     5
      Accounts receivable
           Customer (less allowance for doubtful
                 accounts of $20)                                                          302                 307
           Accrued unbilled revenues                                                       143                 153
           Other                                                                            73                  90
      Inventories (at average cost)
           Fuel                                                                            161                 171
           Materials and supplies                                                          139                 138
      Other                                                                                115                  21
                                                                                       -------             -------
                                                                                           936                 885
                                                                                       -------             -------

INVESTMENTS
      Nuclear decommissioning trust funds                                                  327                 309
      Other                                                                                 42                  74
                                                                                       -------             -------
                                                                                           369                 383
                                                                                       -------             -------

PROPERTY
      Property, plant and equipment                                                     10,694              10,610
      Property under capital leases                                                        240                 242
      Nuclear fuel under capital lease                                                     662                 659
      Construction work in progress                                                        143                 118
                                                                                       -------             -------
                                                                                        11,739              11,629
                                                                                       -------             -------
Less accumulated depreciation and amortization                                           5,293               5,201
                                                                                       -------             -------
                                                                                         6,446               6,428
                                                                                       -------             -------

REGULATORY ASSETS                                                                        3,022               3,091
                                                                                       -------             -------

OTHER ASSETS                                                                               212                 200
                                                                                       -------             -------


TOTAL ASSETS                                                                           $10,985             $10,987
                                                                                       =======             =======

     See Notes to Condensed Consolidated Financial Statements (Unaudited).
                                       12


                                                                                   March 31           December 31
                                                                                      1999               1998
                                                                                -------------       --------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
      Accounts payable                                                               $    172             $    211
      Accrued interest                                                                     45                   54
      Dividends payable                                                                    80                   80
      Accrued payroll                                                                      85                   86
      Short-term borrowings                                                               280                  231
      Deferred income taxes                                                               100                   60
      Current portion long-term debt                                                      394                  219
      Current portion capital leases                                                      109                  118
      Other                                                                               120                  203
                                                                                     --------             --------
                                                                                        1,385                1,262
                                                                                     --------             --------

OTHER LIABILITIES
      Deferred income taxes                                                             1,800                1,846
      Capital leases                                                                      124                  126
      Regulatory liabilities                                                              322                  294
      Other                                                                               549                  484
                                                                                     --------             --------
                                                                                        2,795                2,750
                                                                                     --------             --------


LONG-TERM DEBT                                                                          3,268                3,462
                                                                                     --------             --------

SHAREHOLDER'S EQUITY
      Common stock, $10 par value, 400,000,000 shares
           authorized, 145,119,875 issued and outstanding                               1,451                1,451
      Premium on common stock                                                             548                  548
      Common stock expense                                                                (48)                 (48)
      Retained earnings                                                                 1,586                1,562
                                                                                     --------             --------
                                                                                        3,537                3,513
                                                                                     --------             --------

CONTINGENCIES (NOTE 5)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                           $ 10,985             $ 10,987
                                                                                     ========             ========


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                           THE DETROIT EDISON COMPANY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)

                                                                                         Three Months Ended
                                                                                               March 31
                                                                                    -----------------------------
                                                                                      1999                 1998
                                                                                    -----------------------------
OPERATING ACTIVITIES
   Net Income                                                                         $ 104                $  98
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                      173                  163
     Other                                                                               65                   (1)
     Changes in current assets and liabilities:
       Accounts receivable                                                               33                   54
       Inventories                                                                       16                    2
       Payables                                                                         (43)                  22
       Other                                                                           (178)                (108)
----------------------------------------------------------------------------------------------------------------
     Net cash from operating activities                                                 170                  230
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Plant and equipment expenditures                                                    (125)                (118)
   Nuclear decommissioning trust funds                                                  (18)                 (29)
   Other                                                                                 21                   (3)
----------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                            (122)                (150)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in short-term borrowings                                                     49                  164
   Redemption of long-term debt                                                         (19)                (169)
   Dividends on common stock and preferred stock                                        (80)                 (83)
----------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                                             (50)                 (88)
----------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2)                  (8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                      5                   15
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                        $   3                $   7
================================================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION
   Interest paid (excluding interest capitalized)                                     $  78                $  79
   Income taxes paid                                                                     26                   26
   New capital lease obligations                                                          9                   17


      See Notes to Condensed Consolidated Financial Statements (Unaudited).
                                       14

                           THE DETROIT EDISON COMPANY
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
            (Millions, Except Per Share Amounts; Shares in Thousands)

                                                                                              1999
                                                                                ----------------------------------
                                                                                   Shares               Amount
                                                                                ----------------------------------
COMMON STOCK
   Balance at beginning of year                                                       145,120       $        1,451
                                                                                      -------       --------------
   Balance at March 31, 1999                                                          145,120       $        1,451
------------------------------------------------------------------------------------------------------------------

PREMIUM ON COMMON STOCK
   Balance at beginning of year                                                                     $          548
                                                                                                    --------------
   Balance at March 31, 1999                                                                        $          548
------------------------------------------------------------------------------------------------------------------

COMMON STOCK EXPENSE
   Balance at beginning of year                                                                     $          (48)
                                                                                                    --------------
   Balance at March 31, 1999                                                                        $          (48)
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                                                                     $        1,562
   Net income                                                                                                  104
   Dividends declared on common stock ($0.55 per share)                                                        (80)
                                                                                                    --------------
   Balance at March 31, 1999                                                                        $        1,586
------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDER'S EQUITY                                                                          $        3,537
==================================================================================================================


      See Notes to Condensed Consolidated Financial Statements (Unaudited).
                                       15

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
                DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

NOTE 1 - ANNUAL REPORT NOTES

These condensed consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

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

NOTE 2 - REGULATORY MATTERS

On March 8, 1999 the MPSC issued orders clarifying several issues related to Direct Access. Among other things, the MPSC ruled that:

- Detroit Edison must reduce rates effective January 1, 2000 by $14.8 million to reflect the expiration of the 2-year extraordinary storm damage surcharge.
- Detroit Edison will be required to use its "best efforts" to provide standby service to Direct Access customers. Best efforts means that Detroit Edison must make the service available to Direct Access customers who request it, but Detroit Edison does not have to build or purchase new capacity or interrupt firm customers to provide the service.
- Standby service is to be priced at Detroit Edison's top incremental cost plus 1 cent. The service must be contracted for and scheduled in advance. There are no reservation charges or monthly fees.
- Detroit Edison should move expeditiously on the 90 MW of Direct Access pilot program, but the larger 675 MW block of Direct Access power should not become effective until the third quarter of 1999.
- DTE Energy affiliates may not participate in Direct Access until Detroit Edison files a code of conduct with the MPSC. On April 12, 1999, Detroit Edison filed a code of conduct with the MPSC.

Several parties have filed petitions for rehearing or clarification of some of the March 8, 1999 orders; the MPSC has not ruled on these petitions. ABATE and the Michigan Attorney General have also filed for leave to appeal the MPSC's decision authorizing accelerated amortization of Detroit Edison's Fermi 2 assets, to the Michigan Court of Appeals. Detroit Edison is unable to determine the timing or outcome of these proceedings.

NOTE 3 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At March 31, 1999, Detroit Edison had total short-term credit arrangements of approximately $690 million under which $280 million of commercial paper was outstanding.

At March 31, 1999, DTE Capital had short-term credit arrangements of $400 million, backed by a Support Agreement from the Company, under which no amounts were outstanding.

In February 1999, the Company entered into a $40 million Support Agreement with DTE Capital for the purpose of DTE Capital's credit enhancing activities on behalf of DTE Energy affiliates.

NOTE 4 - SEGMENT AND RELATED INFORMATION

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company's reportable business segment is its electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. All other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects, and engage in domestic energy trading and marketing. Inter-segment revenues are not material. Financial data for business segments are as follows:


-----------------------------------------------------------------------------------------------------------------
                                                                         Reconciliations
                                            Electric          All              and
                                             Utility         Other         Eliminations         Consolidated
-----------------------------------------------------------------------------------------------------------------
  Three Months Ended March 31, 1999                              (Millions)

Operating revenues                          $       911      $      113     $       -             $     1,024
Net income                                          104              14            (3)                    115

-----------------------------------------------------------------------------------------------------------------
  Three Months Ended March 31, 1998                             (Millions)

Operating revenues                         $       901       $       44     $       -             $       945
Net income                                         95                 9             -                     104

-----------------------------------------------------------------------------------------------------------------

NOTE 5- CONTINGENCIES

LEGAL PROCEEDINGS - Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit

Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), are preparing for binding arbitration to settle these matters. A July 1998 Consent Judgement has received preliminary Court approval. A Fairness Hearing with respect to the terms of the settlement was held in August 1998, and no objections to the settlement were raised. A second Fairness Hearing is contemplated following the results of the arbitration. The settlement agreement provides that Detroit Edison's monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. Detroit Edison has accrued an amount considered to be probable.

                           --------------------------

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of DTE Energy Company and
       The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of changes in shareholders' equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of DTE Energy Company's management and of The Detroit Edison Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.




DELOITTE & TOUCHE LLP

Detroit, Michigan
April 28, 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This analysis for the three months ended March 31, 1999, as compared to the same period in 1998, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, and the Annual Report Notes.

Detroit Edison is the principal operating subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

ELECTRIC INDUSTRY RESTRUCTURING

MICHIGAN PUBLIC SERVICE COMMISSION

On March 8, 1999, the MPSC initiated new dockets to 1) evaluate the need to expedite the supplier licensing program as an alternative for suppliers to obtain local franchises and Certificates of Public Convenience and Necessity from the MPSC, and 2) to establish guidelines for transactions between affiliates. The MPSC also set for hearing the ABATE complaint that had been filed in August 1997 alleging that Detroit Edison's earnings are excessive. A procedural schedule was set whereby an order could be issued in the first quarter of 2000.

On March 31, 1999, Detroit Edison filed an application with the MPSC for true-up of its stranded costs, including Direct Access implementation costs. Detroit Edison requested that the proceedings be conducted in two phases. The first phase should involve only a prudency review of incurred implementation costs, approval of forecasted spending and allocation of implementation costs among customers and the timing of cost recovery. The second phase should be structured to address the remaining true-up issues; including the appropriate stranded cost balances, the appropriate level of the transition charge, the establishment of the mechanics of the true-up and stranded cost recovery processes, and to address policy issues such as Detroit Edison's billing and metering rights and obligations in a restructured electric utility industry. Expedited proceedings were requested for both phases, and a procedural schedule will be determined in May 1999.

FEDERAL ENERGY REGULATORY COMMISSION

On February 15, 1999, Detroit Edison submitted a request to the FERC for authorization to use certain plant accounts to recognize the impairment loss of Detroit Edison's Fermi 2 plant and associated assets in accordance with generally accepted accounting principles. On March 26, 1999, the Michigan Attorney General filed a protest with the FERC and requested that the FERC set the issue for hearing. On April 12, 1999, Detroit Edison filed its response with the FERC, requesting that the FERC reject the Michigan Attorney General's protest as an improper collateral attack on MPSC orders. The FERC has not made a ruling on these matters.

LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

Net cash from operating activities decreased in 1999 due primarily to decreases in accounts payable and changes in other current assets and liabilities.

CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing was lower due primarily to decreased non-regulated investments and contributions to the nuclear decommissioning trust funds.

CASH (USED FOR) FROM FINANCING ACTIVITIES

Net cash used for financing was $63 million for the three months ended March 31, 1999 compared to net cash from financing of $133 million for the same period during 1998. This fluctuation was primarily due to decreased DTE Capital short-term borrowings, partially offset by redemptions of long-term debt.

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

Inventory, assessment and compliance testing phases have been completed for known systems and devices. The remediation phase is approximately 91% complete and is expected to be fully complete by August 1999 for mission critical assets and supporting assets. Integration planning, including the mapping of critical business processes, is near completion for Detroit Edison. Integration testing and contingency planning is approximately 18% complete and is expected to be fully complete by October 1999.

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

The Company estimates that Year 2000 costs will approximate $80 million with $57 million expended through March 31, 1999. Operating cash flow is expected to be sufficient to pay Year 2000 modification costs with no material impact on operating results or cash flows.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company's net income was $115 million, or $0.79 per common share as compared to $104 million, or $0.72 per common share earned in the three months ended March 31, 1998.

The 1999 three-month earnings were higher than 1998 due to increased earnings resulting from increased utilization of tax credits generated by non-regulated businesses and increased electric system sales due to higher demand resulting from colder weather.

OPERATING REVENUES

Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues, higher system and interconnection sales due to increased heating load and usage, partially offset by decreases in total system revenues driven mainly by lower rates.

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

                                                                    Three
                                                                    Months
                                                                    ------
       Residential                                                     5.2  %
       Commercial                                                      3.8
       Industrial                                                      0.4
       Other (includes primarily sales for resale)                    11.2
           Total System                                                3.6
       Sales between utilities                                       (21.5)
           Total                                                       0.9

The increase in residential sales resulted from more heating related demand and growth in the customer base. Commercial sales increased for the three-month period, reflecting more heating related demand and a continuation of favorable economic conditions. Sales to other customers increased reflecting increased demand from sales for resale customers. Sales between utilities decreased due to less power available for sale.

OPERATING EXPENSES

FUEL AND PURCHASED POWER

Net system output and average fuel and purchased power unit costs were as follows:

                                                         Three Months
                                                   -----------------------
                                                      1999          1998
                                                      ----          ----
                                                      (Thousands of MWh)
       Power plant generation
           Fossil                                     10,474        11,043
           Nuclear                                     2,399         1,983
       Purchased power                                 1,331           966
                                                   ---------     ---------
       Net system output                              14,024        13,992
                                                   =========     =========

       Average unit cost ($/MWh)                   $   13.49     $   13.54
                                                   =========     =========

Fuel and purchased power expense increased for the Company due primarily to new non-regulated subsidiary expenses. Detroit Edison fuel and purchased power expense decreased due to an 18.3% reduction in steam heating sales and lower average unit costs resulting from a decrease in the cost of nuclear fuel, partially offset by higher net system output and increased purchases of higher cost power to replace lower cost system generation as a result of plant outages.

OPERATION AND MAINTENANCE

Operation and maintenance expense for the Company increased due primarily to new non-regulated subsidiary operation expense ($44 million), higher expenses related to the timing of the periodic plant outages ($8.3 million), higher expenses for Year 2000 testing and remediation ($7.9 million), higher expenses for information systems ($2.4 million), partially offset by lower nuclear generation expenses ($5.9 million).

INCOME TAXES

Income tax expense for the Company decreased in 1999 due primarily to increased utilization of alternate fuels credits generated from non-regulated businesses. Alternate fuels credits phase out beginning in 2003 through 2007.

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

See pages 11 through 15.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the Company's and Detroit Edison's "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by this reference.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

In a lawsuit filed in January 1999 in the Circuit Court for Wayne County Michigan (Cook, et al v. Detroit Edison), a number of individual plaintiffs have claimed employment-related sex, gender and race discrimination, as well as harassment. The suit seeks certification as a class action. Detroit Edison believes the claims are without merit.

As discussed in "Part I, Item 1 - Business" in the Company's Annual Report, in 1998 Detroit Edison attempted to restart the Conners Creek Power Plant (in reserve status from 1988 to 1998) to meet expected high summer demand for electricity. Although Detroit Edison believed that the plant complied with all applicable environmental requirements, several regulatory agencies contended that Detroit Edison was required to obtain a series of new permits prior to plant operation and issued notices of violation. In August 1998, Detroit Edison filed suit seeking a review of the agencies' determinations. On January 11, 1999, the Department of Justice (DOJ) on behalf of the EPA sent Detroit Edison a Demand Letter requiring the payment of $2.3 million in civil penalties and an unconditional commitment to abandon the use of the facility as a coal plant. Detroit Edison rejected the demand and on January 15, 1999 the DOJ/EPA filed suit in United States District Court for the Eastern District of Michigan. An interim order issued on March 11, 1999 required Detroit Edison to convert the plant from a coal to a natural gas fired facility. The ruling is the preliminary outcome of the lawsuit filed by Detroit Edison seeking resolution of the regulatory issues challenging any use of the plant. The operation of the plant by early summer 1999 was found to be necessary to protect the health, safety and welfare of the people of the Detroit metropolitan area. Resolution of the remaining issues is proceeding. The cost of the conversion is estimated at $11 million. It is impossible to predict what impact, if any, the final outcome of this will have upon Detroit Edison.

ITEM 5 - OTHER INFORMATION.

On March 31, 1999, Detroit Edison filed for reconciliation of its MPSC jurisdictional 1998 PSCR revenues and expenses. Detroit Edison indicated that an under recovery of $45.5 million, including interest, existed, and when offset by a Fermi 2 performance standard credit of $33.7 million, a net amount of $11.8 million remains to be collected from PSCR customers.

                       QUARTERLY REPORTS ON FORM 10-Q FOR
                DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

                 (i)      Exhibits filed herewith.

        Exhibit
        Number
        ------

         3-11      Bylaws of DTE Energy Company, as amended through
                   April 28,1999.

         3-12 Bylaws of The Detroit Edison Company, as amended through April 28, 1999.

        4-202      $40,000,000  Support  Agreement  dated as of
                   February 24, 1999 between DTE Energy Company and DTE Capital Corporation.

       *10-32      1999 Shareholder Value Improvement Plan-A Measures.

       *10-33      1999 Executive Incentive Plan Measures.

        11-15   -  DTE Energy Company Basic and Diluted Earnings Per Share of
                   Common Stock.

        12-16   -  DTE Energy Company Computation of Ratio of Earnings to Fixed
                   Charges.

        12-17   -  The Detroit Edison Company Computation of Ratio of Earnings
                   to Fixed Charges.

        15-10   -  Awareness Letter of Deloitte & Touche LLP regarding their report dated April 28, 1999.

        27-27   -  Financial Data Schedule for the period ended March 31, 1999 for DTE Energy Company.

        27-28   -  Financial Data Schedule for the period ended March 31, 1999
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

                                       29

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

         4(k  -  Seventh Supplemental Note Indenture, dated as of October
                 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

         4(l) -  Standby Note Purchase Credit Facility, dated as of
                 August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as

                 Remarketing Agents (Exhibit 99-18 to Form
                 10-Q for quarter ended September 30, 1994).

         4-(m) - $60,000,000 Support Agreement dated as of January
                 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

         4-(n) - $100,000,000 Support Agreement, dated as of June 16,
                 1998, between DTE Energy Company and DTE Capital
                 Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

         4-(o) - $300,000,000 Support Agreement, dated as of November 18,
                 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

         4-(p) - $400,000,000 Support Agreement, dated as of January 19,
                 1999, between DTE Energy Company and DTE Capital
                 Corporation. (Exhibit 4-201 to form 10-K for year ended December 31, 1998.)

         4-(q) - Indenture, dated as of June 15, 1998, between DTE
                 Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

         4-(r) - First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

         4-(s) - Second Supplemental Indenture, dated as of November 1,
                 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

         4(t) - Second Amended and Restated Credit Agreement, Dated as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger. (Exhibit 99-28 to Form 10-K for year ended December 31, 1998.)

         *10-(a) The Detroit Edison Company  Executive  Incentive Plan (October
                 1997). (Exhibit 10-13* to Form 10-K for the year ended December 31, 1997.)

         10-(b) Detroit Edison Company Shareholder Value Improvement Plan-A (October 1997). (Exhibit 10 15* to Form 10-K for year ended December 31, 1997.)

         99-(a)- Belle  River  Participation  Agreement  between  Detroit
                 Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

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

          99(n)- Third Amendment, dated as of March 8, 1996, to
                 $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for` quarter ended March 31, 1996).

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







                                                  DTE ENERGY COMPANY
                                          --------------------------------------
                                                     (Registrant)





Date       April 28, 1999                        /s/ SUSAN M. BEALE
     ------------------------------       --------------------------------------
                                                   Susan M. Beale
                                          Vice President and Corporate Secretary





Date       April 28, 1999                        /s/ DAVID E. MEADOR
     ------------------------------       --------------------------------------
                                                    David E. Meador
                                              Vice President and Controller

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              THE DETROIT EDISON COMPANY
                                          --------------------------------------
                                                      (Registrant)





Date       April 28, 1999                         /s/ SUSAN M. BEALE
     ------------------------------       --------------------------------------
                                                     Susan M. Beale
                                          Vice President and Corporate Secretary





Date       April 28, 1999                          /s/ DAVID E. MEADOR
     ------------------------------       --------------------------------------
                                                      David E. Meador
                                               Vice President and Controller

                            QUARTERLY REPORTS ON FORM
                           10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1999


        DTE ENERGY COMPANY                           FILE NO. 1-11607

         DETROIT EDISON COMPANY                      FILE NO. 1-2198


                                  EXHIBIT INDEX



                 Exhibits filed herewith.


          Exhibit
          Number
          --------

              3-11   Bylaws of DTE Energy Company, as amended through April
                     28,1999.

              3-12 Bylaws of The Detroit Edison Company, as amended through April 28, 1999.

              4-202 $40,000,000 Support Agreement dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation.

             *10-32  1999 Shareholder Value Improvement Plan-A Measures.

             *10-33  1999 Executive Incentive Plan Measures.

              11-15- DTE Energy Company Basic and Diluted Earnings Per
                     Share of Common Stock.

              12-16- DTE Energy Company Computation of Ratio of Earnings
                     to Fixed Charges.

              12-17- The Detroit Edison Company Computation of Ratio of
                     Earnings to Fixed Charges.

              15-10- Awareness Letter of Deloitte & Touche LLP regarding their report dated April 28, 1999.

              27-27- Financial Data Schedule for the period ended March
                     31, 1999 for DTE Energy Company.

              27-28- Financial Data Schedule for the period ended March
                     31, 1999 for The Detroit Edison Company.

    Exhibits incorporated herein by reference.    See Page Nos.     through
                                                       for location of exhibits
                                                  incorporated by reference

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

              4(k) - Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS.

              4(l)  - Standby Note Purchase Credit Facility, dated as of
                      August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents.

              4-(m) - $60,000,000 Support Agreement dated as of January
                      21, 1998 between DTE Energy Company and DTE Capital Corporation.

              4-(n) - $100,000,000 Support Agreement, dated as of June 16,
                      1998, between DTE Energy Company and DTE Capital Corporation.

              4-(o) - $300,000,000 Support Agreement, dated as of November
                      18, 1998, between DTE Energy and DTE Capital
                      Corporation.

              4-(p) - $400,000,000 Support Agreement, dated as of January
                      19, 1999, between DTE Energy Company and DTE Capital Corporation.

              4-(q) - Indenture, dated as of June 15, 1998, between DTE
                      Capital Corporation and The Bank of New York, as
                      Trustee.

              4-(r) - First Supplemental Indenture, dated as of June 15,
                      1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note.

              4-(s) - Second Supplemental Indenture, dated as of November
                      1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note.

              4(t)  - Second Amended and Restated Credit Agreement, Dated
                      as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger.

              *10-(a) The Detroit Edison Company Executive Incentive Plan
                      (October 1997).

              *10-(b) Detroit Edison Company Shareholder Value Improvement
                      Plan-A (October 1997).

              99-(a)- Belle River Participation Agreement between Detroit
                      Edison and Michigan Public Power Agency, dated as of December 1, 1982.

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

              99(q) - Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent.

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


        *Denotes management contract or compensatory plan or arrangement.