Form 10-Q
period 1999-06-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1999-07-29
CIK 936340, 28385

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

Registrants; State of
Commission	Incorporation; Address; and	I.R.S. Employer
File Number	Telephone Number	Identification No.

1-11607	DTE Energy Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	The Detroit Edison Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-8000	38-0478650

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes X No

At June 30, 1999, 145,045,159 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY

and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended June 30, 1999

      This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 1999 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

DEFINITIONS

Annual Report	1998 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be
Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 45 through 72 and 76 through 79 of the 1998 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company, as the case may be
Company	DTE Energy Company and Subsidiary Companies
Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies
Direct Access	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources
DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
kWh	Kilowatthour
MPSC	Michigan Public Service Commission
MW	Megawatt
MWh	Megawatthour
Note(s)	Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein
PSCR	Power Supply Cost Recovery
Quarterly Report	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for DTE Energy Company or The Detroit Edison Company, as the case may be, for the quarter ended March 31, 1999
Quarterly Report Notes	Notes to Condensed Consolidated Financial Statements (Unaudited) appearing on pages 16 through 18 of the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999 for DTE Energy Company and The Detroit Edison Company, as the case may be
Registrant	Company or Detroit Edison, as the case may be

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited).

      The following condensed consolidated financial statements (unaudited) are included herein.

Note:	Detroit Edison’s Condensed Consolidated Financial Statements are presented here for ease of reference and are not considered to be part of Item I of the Company’s report.

DTE Energy Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months
	Ended		Six Months Ended
	June 30		June 30

	1999	1998	1999	1998

Operating Revenues	$1,150	$1,064	$2,174	$2,009

Operating Expenses

Fuel and purchased power	322	285	553	493

Operation and maintenance	364	300	689	568

Depreciation and amortization	182	162	364	327

Taxes other than income	71	69	142	140

Total Operating Expenses	939	816	1,748	1,528

Operating Income	211	248	426	481

Interest Expense and Other

Interest expense	82	79	165	153

Preferred stock dividends of subsidiary	—	2	—	5

Other — net	6	5	9	5

Total Interest Expense and Other	88	86	174	163

Income Before Income Taxes	123	162	252	318

Income Taxes	13	61	27	113

Net Income	$110	$101	$225	$205

Average Common Shares Outstanding	145	145	145	145

Earnings per Common Share —

Basic and Diluted	$0.76	$0.69	$1.55	$1.41

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	June 30	December 31
	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$35	$130

Restricted cash	123	121
Accounts receivable

Customer (less allowance for doubtful accounts of $21 and $20, respectively)	346	316

Accrued unbilled revenues	203	153

Other	107	135
Inventories (at average cost)

Fuel	165	171

Materials and supplies	156	167

Other	117	39

	1,252	1,232

Investments

Nuclear decommissioning trust funds	339	309

Other	242	261

	581	570

Property

Property, plant and equipment	11,364	11,121

Property under capital leases	234	242

Nuclear fuel under capital lease	662	659

Construction work in progress	200	156

	12,460	12,178

Less accumulated depreciation and amortization	5,411	5,235

	7,049	6,943

Regulatory Assets	3,026	3,091

Other Assets	273	252

Total Assets	$12,181	$12,088

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	June 30	December 31
	1999	1998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$233	$239

Accrued interest	56	57

Dividends payable	75	75

Accrued payroll	87	101

Short-term borrowings	407	231

Deferred income taxes	90	60

Current portion long-term debt	378	294

Current portion capital leases	98	118

Other	191	217

	1,615	1,392

Other Liabilities

Deferred income taxes	1,893	1,888

Capital leases	119	126

Regulatory liabilities	282	294

Other	538	493

	2,832	2,801

Long-Term Debt	3,963	4,197

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 145,045,159 and 145,071,317 issued and outstanding, respectively	1,950	1,951

Retained earnings	1,821	1,747

	3,771	3,698

Contingencies (Note 4)

Total Liabilities and Shareholders’ Equity	$12,181	$12,088

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months
	Ended		Six Months Ended
	June 30		June 30

	1999	1998	1999	1998

Operating Activities

Net Income	$110	$101	$225	$205

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	182	162	364	327

Other	(25)	(6)	20	(3)

Changes in current assets and liabilities:

Restricted cash	8	8	(2)	(8)

Accounts receivable	(74)	(95)	(52)	(48)

Inventories	(10)	(42)	17	(30)

Payables	48	55	(2)	60

Other	56	46	(119)	(51)

Net cash from operating activities	295	229	451	452

Investing Activities

Plant and equipment expenditures	(194)	(116)	(356)	(241)

Investment in coke oven battery businesses	—	—	—	(200)

Nuclear decommissioning trust funds	(12)	(12)	(30)	(41)

Other	(28)	(17)	(30)	(11)

Net cash used for investing activities	(234)	(145)	(416)	(493)

Financing Activities

Issuance of long-term debt	—	200	—	200

Increase (decrease) in short-term borrowings	127	(115)	176	262

Redemption of long-term debt	(120)	(18)	(157)	(187)

Redemption of preferred stock	—	(100)	—	(100)

Dividends on common stock	(74)	(75)	(149)	(149)

Other	—	3	—	2

Net cash (used for) from financing activities	(67)	(105)	(130)	28

Net Decrease in Cash and Cash Equivalents	(6)	(21)	(95)	(13)

Cash and Cash Equivalents at Beginning of the Period	41	53	130	45

Cash and Cash Equivalents at End of the Period	$35	$32	$35	$32

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$81	$61	$165	$146

Income taxes paid	7	30	36	66

New capital lease obligations	—	31	9	48

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999

	Shares	Amount

Common Stock

Balance at beginning of year	145,071	$1,951

Repurchase and retirement of common stock	(26)	(1)

Balance at June 30, 1999	145,045	$1,950

Retained Earnings

Balance at beginning of year		$1,747

Net income		225

Dividends declared on common stock ($1.03 per share)		(149)

Repurchase and retirement of common stock		(1)

Other		(1)

Balance at June 30, 1999		$1,821

Total Shareholders’ Equity		$3,771

See Notes to Condensed Consolidated Financial Statements (Unaudited).

[This page intentionally left blank.]

The Detroit Edison Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months
	Ended		Six Months Ended
	June 30		June 30

	1999	1998	1999	1998

Operating Revenues	$1,006	$992	$1,917	$1,893

Operating Expenses

Fuel and purchased power	277	266	483	474

Operation and maintenance	261	247	498	470

Depreciation and amortization	173	161	346	324

Taxes other than income	70	70	141	140

Total Operating Expenses	781	744	1,468	1,408

Operating Income	225	248	449	485

Interest Expense and Other

Interest expense	69	68	137	136

Other — net	(1)	5	2	10

Total Interest Expense and Other	68	73	139	146

Income Before Income Taxes	157	175	310	339

Income Taxes	50	80	99	146

Net Income	107	95	211	193

Preferred Stock Dividends	—	2	—	5

Net Income Available for Common Stock	$107	$93	$211	$188

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	June 30	December 31
	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$23	$5
Accounts receivable

Customer (less allowance for doubtful accounts of $20)	315	307

Accrued unbilled revenues	203	153

Other	60	90
Inventories (at average cost)

Fuel	165	171

Materials and supplies	137	138

Other	87	21

	990	885

Investments

Nuclear decommissioning trust funds	339	309

Other	33	74

	372	383

Property

Property, plant and equipment	10,822	10,610

Property under capital leases	234	242

Nuclear fuel under capital lease	662	659

Construction work in progress	121	118

	11,839	11,629

Less accumulated depreciation and amortization	5,359	5,201

	6,480	6,428

Regulatory Assets	3,026	3,091

Other Assets	218	200

Total Assets	$11,086	$10,987

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	June 30	December 31
	1999	1998

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$204	$211

Accrued interest	53	54

Dividends payable	80	80

Accrued payroll	83	86

Short-term borrowings	404	231

Deferred income taxes	90	60

Current portion long-term debt	294	219

Current portion capital leases	98	118

Other	163	203

	1,469	1,262

Other Liabilities

Deferred income taxes	1,854	1,846

Capital leases	119	126

Regulatory liabilities	282	294

Other	530	484

	2,785	2,750

Long-Term Debt	3,268	3,462

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,613	1,562

	3,564	3,513

Contingencies (Note 4)

Total Liabilities and Shareholder’s Equity	$11,086	$10,987

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months
	Ended		Six Months Ended
	June 30		June 30

	1999	1998	1999	1998

Operating Activities

Net Income	$107	$95	$211	$193

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	173	161	346	324

Other	(19)	(36)	46	(37)

Changes in current assets and liabilities:

Accounts receivable	(60)	(84)	(27)	(30)

Inventories	(11)	(36)	5	(34)

Payables	40	27	(3)	49

Other	70	50	(108)	(58)

Net cash from operating activities	300	177	470	407

Investing Activities

Plant and equipment expenditures	(159)	(102)	(284)	(220)

Nuclear decommissioning trust funds	(12)	(12)	(30)	(41)

Other	(53)	(1)	(32)	(4)

Net cash used for investing activities	(224)	(115)	(346)	(265)

Financing Activities

Issuance of long-term debt	—	100	—	100

Increase in short-term borrowings	124	23	173	187

Redemption of long-term debt	(100)	—	(119)	(169)

Redemption of preferred stock	—	(100)	—	(100)

Dividends on common and preferred stock	(80)	(83)	(160)	(165)

Other	—	4	—	3

Net cash used for financing activities	(56)	(56)	(106)	(144)

Net Increase (Decrease) in Cash and Cash Equivalents	20	6	18	(2)

Cash and Cash Equivalents at Beginning of the Period	3	7	5	15

Cash and Cash Equivalents at End of the Period	$23	$13	$23	$13

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$61	$58	$139	$137

Income taxes paid	41	53	67	111

New capital lease obligations	—	17	9	31

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Balance at June 30, 1999	145,120	$1,451

Premium on Common Stock

Balance at beginning of year		$548

Balance at June 30, 1999		$548

Common Stock Expense

Balance at beginning of year		$(48)

Balance at June 30, 1999		$(48)

Retained Earnings

Balance at beginning of year		$1,562

Net income		211

Dividends declared on common stock ($1.10 per share)		(160)

Balance at June 30, 1999		$1,613

Total Shareholder’s Equity		$3,564

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company and The Detroit Edison Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — ANNUAL REPORT NOTES

      These condensed consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes and the Quarterly Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes and the Quarterly Report Notes.

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

NOTE 2 — REGULATORY MATTERS

      As discussed in Note 2 of the Annual Report, proceedings were pending regarding Detroit Edison’s recovery of certain extraordinary storm costs. On June 11, 1999, in an unpublished opinion, the Michigan Court of Appeals remanded back to the MPSC for hearing a November 1997 order that permitted Detroit Edison to amortize extraordinary storm damage expenses incurred in 1997 over the following two years. The MPSC had approved Detroit Edison’s request to offset the storm damage expense against a $53 million revenue requirement reduction from the 1988 Fermi settlement on an ex-parte basis. The Attorney General appealed the MPSC ruling. Detroit Edison filed a motion for rehearing with the Michigan Court of Appeals on July 1. Detroit Edison is unable to determine the timing or the outcome of these proceedings.

NOTE 3 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

      At June 30, 1999, Detroit Edison had total short-term credit arrangements of approximately $703 million under which $404 million was outstanding. The amounts outstanding at June 30, 1999 consisted of $204 million of commercial paper and $200 million secured by its customer accounts receivable and unbilled revenue portfolio.

      At June 30, 1999, DTE Capital had short-term credit arrangements of $400 million, backed by a Support Agreement from the Company, under which approximately $3 million was outstanding.

      In June 1999, the Company entered into an additional $50 million Support Agreement with DTE Capital for the purpose of DTE Capital’s credit enhancing activities on behalf of DTE Energy affiliates. The Company has entered into a total of $550 million of Support Agreements with DTE Capital for this purpose.

NOTE 4 — CONTINGENCIES

Legal Proceedings

      Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al  v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al  v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison , United States District Court, Eastern District of Michigan), are preparing for binding arbitration to settle these matters. A July 1998 Consent Judgement has received preliminary Court approval. A Fairness Hearing with respect to the terms of the settlement was held in August 1998, and no objections to the settlement were raised. A second Fairness Hearing is contemplated following the results of the arbitration. The settlement agreement provides that Detroit Edison’s monetary liability is to be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. Detroit Edison has accrued an amount considered to be probable.

NOTE 5 — SEGMENT AND RELATED INFORMATION

      Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s reportable business segment is its electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. All other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects, and engage in domestic energy trading and marketing. Inter-segment revenues are not material. Financial data for business segments are as follows:

			Reconciliations
	Electric	All	and
	Utility	Other	Eliminations	Consolidated

	(Millions)
Three Months Ended June 30, 1999

Operating revenues	$1,006	$144	$—	$1,150

Net income	107	10	(7)	110
Six Months Ended June 30, 1999

Operating revenues	$1,917	$257	$—	$2,174

Net income	211	24	(10)	225
Three Months Ended June 30, 1998

Operating revenues	$992	$72	$—	$1,064

Net income	93	10	(2)	101
Six Months Ended June 30, 1998

Operating revenues	$1,893	$116	$—	$2,009

Net income	188	19	(2)	205

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company and

The Detroit Edison Company

      We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of changes in shareholders’ equity for the six-month period ended June 30, 1999. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan

July 28, 1999

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This analysis for the three and six months ended June 30, 1999, as compared to the same periods in 1998, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

      Detroit Edison is the principal operating subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

      As discussed in the Annual Report, in order to sustain earnings growth with an objective of 6% growth annually, the Company and Detroit Edison have developed a business strategy focused on core competencies, consisting of expertise in developing, managing and operating energy assets, including coal sourcing, blending and transportation skills. As part of this strategy it is expected that one new line of business will be developed in 1999 through acquisition or start-up. One area of focus may be in expanding the Company’s knowledge of the natural gas markets. A broader involvement in the gas industry may allow the Company to explore additional growth opportunities.

      A new record electrical demand of 11,027 MW was set in June 1999. Detroit Edison was able to meet the record demand through careful planning and implementation of a summer electricity supply plan.

ELECTRIC INDUSTRY RESTRUCTURING

      Various bills have been introduced in the Michigan Legislature addressing competition in the electric markets. The Company and Detroit Edison are reviewing these bills; and the impact, if any, of the adoption and implementation of one or more of these legislative proposals is unknown. Detroit Edison is proceeding with the implementation of Direct Access as provided for in MPSC Orders.

Michigan Public Service Commission

      On March 31, 1999, Detroit Edison filed an application with the MPSC for true-up of its stranded costs, including Direct Access implementation costs. Detroit Edison requested that the proceedings be conducted in two phases. The first phase should involve only a prudency review of incurred implementation costs, approval of forecasted spending, allocation of implementation costs among customers and the timing of cost recovery. The second phase should be structured to address the remaining true-up issues, including: the appropriate stranded cost balances, the appropriate level of the transition charge, the establishment of the mechanics of the true-up and stranded cost recovery processes, and to address policy issues such as Detroit Edison’s billing and metering rights and obligations in a restructured electric utility industry.

      On May 11, 1999, the MPSC issued an order in the 1997 PSCR Reconciliation Case determining that PSCR costs were underrecovered by $2.7 million, including interest, and, when combined with Fermi 2 performance standard requirements, a refund to PSCR customers of $19.8 million was required. A refund to certain industrial customers in conjunction with the Fermi 2 performance standard requirements of $1.2 million was also ordered by the MPSC. The above refunds were accrued for in a prior year.

      On May 11, 1999, a procedural schedule was established in the case to determine the methodology for the true-up of expenses associated with the MPSC’s electric choice program. Detroit Edison is required to file separately for approval of implementation costs and approval of policies surrounding those costs. An order is not expected to be issued before the fourth quarter of 1999.

      On June 4, 1999, Detroit Edison indicated in its filing of implementation costs that it had incurred $7.5 million of expenses in 1998 and $4 million of expenses in the first quarter of 1999 for the implementation of electric choice. It also indicated that total expenses of $120 million for electric choice implementation were anticipated through the end of 2001.

      On July 22, 1999, the Association of Businesses Advocating Tariff Equity (ABATE) made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC order authorizing the accelerated amortization of Fermi 2. Detroit Edison expects to file testimony in September 1999 opposing ABATE’s request. A final MPSC order is not expected until spring 2000. Detroit Edison is unable to predict the outcome of this proceeding.

Direct Access Experiment

      On May 7, 1999, a lottery was held to determine which eligible customers that had applied to participate in the 90 MW Direct Access pilot program would be awarded access to the available capacity. Approximately 383 MW of load filed to participate, 7 customers totaling 110 MW of capacity were successful applicants. These applicants are now arranging for alternate suppliers, and will be served whenever they complete all of the necessary requirements.

      On June 29, 1999, the Michigan Supreme Court, on a 4-3 vote, released an opinion determining that the MPSC lacked authority to order retail wheeling. The Court reversed an earlier Michigan Court of Appeals opinion finding such authority and vacated two MPSC orders directing implementation of an experimental retail wheeling program. The Court explained that the MPSC possesses no common law powers and may only exercise authority clearly conferred upon it by the Legislature. It stated that retail wheeling issues involve many policy concerns and stated that the Legislature, not the Court, is the body that must consider and weigh the economic and social costs and benefits of restructuring. Detroit Edison believes that the existing retail access programs will continue to move forward as voluntary utility programs and is continuing with implementation pending additional MPSC action.

Federal Energy Regulatory Commission

      On February 15, 1999, Detroit Edison submitted a request to the FERC for authorization to use certain plant accounts to recognize the impairment loss of Detroit Edison’s Fermi 2 plant and associated assets in accordance with generally accepted accounting principles. On March 26, 1999, the Michigan Attorney General filed a protest with the FERC and requested that the FERC set the issue for hearing. On April 12, 1999, Detroit Edison filed its response with the FERC, requesting that the FERC reject the Michigan Attorney General’s protest as an improper collateral attack on MPSC orders. The FERC has not made a ruling on these matters.

      In a Notice of Proposed Rulemaking (NOPR) issued on May 12, the FERC proposed that all public utilities that own, operate or control interstate transmission to file by October 15, 2000, a proposal for a Regional Transmission Organization (RTO) or, alternatively, a description of any efforts made by the utility to participate in an existing RTO or the reasons for not participating and any obstacles to such participation, and any plans for further work toward participation. The proposed RTOs would be operational by December 15, 2001. The FERC said it wants RTOs in place nationwide to facilitate the development of an open and more competitive market in bulk power sales of electricity.

      A public utility that is a member of an existing transmission entity that conforms to Independent System Operator (ISO) principles identified in Order 888 would have until January 15, 2001 to explain the extent to which the organization meets the minimum standards for a RTO.

      Initial comments on the NOPR are due before August 16, 1999. Reply comments are due before September 15, 1999.

      On June 3, Detroit Edison, along with Consumers Energy Co., the American Electric Power Service Corp., FirstEnergy Corp., and Virginia Electric and Power Co., filed applications with FERC requesting approval of the Alliance RTO (Alliance). If approved by the FERC, the Alliance would control over 43,000 miles of transmission lines in 9 states. The Alliance companies hope to have the RTO begin operations in about 12 to 18 months.

      The Alliance indicates it will ensure independent and nondiscriminatory operation of the regional grid, and provide flexibility to current and potential future members to allow them to divest their transmission assets if they so desire. The Alliance indicated that a separate for-profit transmission company, or transco, is a possible end-state and could be an attractive business model for independent management of transmission assets.

      The filing indicated that the Alliance could begin operations as either a non-profit ISO that controls the operations of the participants’ transmission facilities, or a transco that owns the transmission facilities of those companies choosing to divest but acting as an ISO for the facilities of non-divesting participants. It also indicated that the RTO could begin operation as an ISO but convert to a transco if certain conditions were met.

      Detroit Edison decided to participate as a transmission owner because it believes the Alliance will maximize the value of its assets, provide non-discriminatory access to the grid, and be a major stepping stone to implementation of the MPSC’s retail access program.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Net cash from operating activities for the Company was higher in the three month period due to increased net income and changes in current assets and liabilities. Net cash from operating activities was lower in the sixth month period due to changes in current assets and liabilities, partially offset by increased net income.

      Net cash from operating activities was higher in the three month period for Detroit Edison due to changes in current assets and liabilities and increased net income. Net cash from operating activities was higher in the six month period due to changes in current assets and liabilities and increased net income.

Cash Used For Investing Activities

      Net cash used for investing activities for the Company was higher in the three month period due to increased plant and equipment expenditures, primarily due to the acquisition of additional peaking capacity. Net cash used for investing activities was lower in the six month period due to non-regulated investments in the prior period, partially offset by increased plant and equipment expenditures.

      Net cash used for investing activities was higher for Detroit Edison due to higher plant and equipment expenditures.

Cash (Used for) From Financing Activities

      Net cash used for financing activities for the Company was lower in the three month period due to an increase in short-term borrowings. Net cash used for financing activities for the six month period ended June 30, 1999 was $130 million compared to net cash from financing activities of $28 million for the same period in 1998. This fluctuation was mainly due to decreased short-term borrowings and the issuance of long-term debt in 1998.

      Net cash used for financing activities for Detroit Edison was the same for the three month periods ended June 30, 1999 and 1998 due to an increase in short-term borrowings, offset by the redemption of long-term debt and the prior period issuance of long-term debt, offset by the redemption of preferred stock. Net cash used for financing activities for the six month period decreased due primarily to lower redemptions of long-term debt and the prior period redemption of preferred stock.

      Detroit Edison has an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which it may issue up to $265 million in debt securities.

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

      Inventory, assessment and compliance testing phases have been completed for known systems and devices. Over 99% of the mission critical assets are remediated. Those remaining are not critical to the generation, transmission and distribution of power and are expected to be completed by early October 1999. Integration planning, including the mapping of critical business processes, is complete for Detroit Edison. Integration testing for Detroit Edison is approximately 63% complete and is expected to be fully complete by early October 1999.

      To support the program, the Year 2000 office has been working with major utility industry associations and organizations, customers and vendors to gather and share information on Year 2000 issues. Letters were sent to the North American Electric Reliability Council (NERC) and the U.S. Nuclear Regulatory Commission (NRC) concerning Y2K readiness on June 29, 1999 and June 30, 1999, respectively. These letters confirmed that Detroit Edison systems critical to the generation, transmission and distribution of power are ready for operation into the new millennium. The program office has contacted vendors critical to Company operations to determine their progress on Year 2000.

      To further assist in identifying potential problems, tests of generating facilities have been conducted by advancing control systems dates to the Year 2000. Results of these tests have shown that the generating facilities operated successfully in this induced “millennium mode.” Exercises were conducted on December 31, 1998 and January 1, 1999 to assess the ability to reach employees and the regional security centers of the East Central Area Reliability Group through various communication channels. The exercised communication channels operated properly. Detroit Edison back-up telecommunication systems worked as designed in a North America-wide drill conducted on April 9, 1999. The business continuity program will provide opportunities to conduct similar exercises on other systems in advance of the Year 2000. Detroit Edison will participate in the NERC nationwide Y2K drill for all utility systems in September 1999.

      In the event that an unknown Year 2000 condition adversely affects service to customers or an internal business process, contingency and business continuity plans and procedures are being developed to provide rapid restoration to normal conditions. The Company and Detroit Edison have always maintained a comprehensive operational emergency response plan. The business continuity function of the Year 2000 program will supplement the existing emergency plan to include Year 2000 specific events. To manage and coordinate operations, including mobilization of all employees as necessary during the transition to the new millennium, a Year 2000 emergency coordination center will be operational by November 1999.

      The Company and Detroit Edison believe that with all Year 2000 modifications, business continuity and emergency management plans in place, the Year 2000 will not have a material effect on their financial position, liquidity and results of operations. Despite all efforts, there can be no assurances that Year 2000 issues can be totally eliminated. Results of modifications and testing done through June 30, 1999 have demonstrated that Detroit Edison should be able to maintain normal operating conditions into the Year 2000, although there may be isolated electric service interruptions. Detroit Edison’s internal business systems may be affected by a Year 2000 related failure that could temporarily interrupt the ability to communicate with customers, collect revenue, or complete cash transactions. In addition, no assurances can be given that the systems of vendors, interconnected utilities and customers will not result in Year 2000 problems.

      The Company estimates that Year 2000 costs will approximate $87 million with $73 million expended through June 30, 1999. Operating cash flow is expected to be sufficient to pay Year 2000 modification costs with no material impact on operating results or cash flows.

RESULTS OF OPERATIONS

      For the three months ended June 30, 1999, the Company’s net income was $110 million or $0.76 per common share as compared to $101 million or $0.69 per common share during the same period in 1998. For the six months ended June 30,1999 net income was $225 million or $1.55 per common share compared to $205 million or $1.41 per common share during the same period in 1998.

      The 1999 three and six month earnings were higher than 1998 due to higher electric system sales and increased utilization of tax credits generated by non-regulated businesses, partially offset by higher operating expenses, primarily Year 2000 and depreciation and amortization expenses.

Operating Revenues

      Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues, principally energy trading and coke oven battery operations, higher system sales due to increased customer base and electric usage for both periods and increased heating load for the six month period, partially offset by decreased sales between utilities and regulated rate decreases.

      Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Six
	Months	Months

Residential	2.6%	3.9%

Commercial	5.8	4.8

Industrial	2.2	1.4

Other (includes primarily sales for resale)	7.1	9.2

Total System	3.9	3.7

Sales between utilities	(40.6)	(30.6)

Total	(0.4)	0.2

      The increase in residential sales resulted from growth in the customer base and electric usage, and more heating related demand for the six month period. Commercial and industrial sales increased, reflecting more heating related demand for the six month period and a continuation of favorable economic conditions. Sales to other customers increased reflecting increased demand from sales for resale customers. Sales between utilities decreased due to less power available for sale.

Operating Expenses

Fuel and Purchased Power

      Net system output and average fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Six Months

	1999	1998	1999	1998

	(Thousands of MWh)
Power plant generation

Fossil	9,700	10,353	20,174	21,397

Nuclear	2,252	2,305	4,651	4,288

Purchased power	2,442	1,817	3,773	2,783

Net system output	14,394	14,475	28,598	28,468

Average unit cost ($/MWh)

Generation	$12.49	$12.62	$12.39	$12.73

Purchased power	46.09	53.04	38.65	42.58

      For the three and six month periods ended, fuel and purchased power expense increased for the Company due primarily to new non-regulated subsidiary expenses. Detroit Edison fuel and purchased power expense increased due to increased purchases of higher cost power to replace lower cost system generation as a result of plant outages, partially offset by lower purchased power unit costs resulting from decreased demand for power and lower fuel unit costs due to decreased nuclear fuel cost and increased usage of low cost Fermi 2 generation.

Operation and Maintenance

      Operation and maintenance expense increased for the three and six month periods due to new non-regulated subsidiary operation expense ($50 million) and ($93 million), respectively, and higher expenses for Year 2000 testing and remediation ($13 million) and ($27 million), respectively. The increase in non-regulated subsidiary operation expense was due to the increased level of operation and the addition of new businesses.

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

      Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, weather, actual sales, the effects of competition and the phased-in implementation of Direct Access, the implementation of utility restructuring in Michigan (which involves pending regulatory and legislative proceedings, and the recovery of stranded costs), environmental (including proposed regulations to limit nitrogen oxide emissions) and nuclear requirements, the impact of FERC proceedings and regulations, the success of non-regulated lines of business and the timely completion and functioning of Year 2000 modifications. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others. This discussion contains a Year 2000 readiness disclosure.

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the holders of Common Stock of the Company was held on April 28, 1999. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b)	The following three directors were elected to serve until the annual meeting in the year 2002 with the votes shown:

		Total Vote
	Total Vote For	Withheld From
	Each Director	Each Director

Lillian Bauder	113,846,984	2,199,594

David Bing	113,788,827	2,257,751

Larry G. Garberding	113,905,455	2,141,123

The terms of the previously elected eight directors listed below continue until the annual meeting dates shown after each name:

William C. Brooks	April 26, 2000

John E. Lobbia	April 26, 2000

Eugene A. Miller	April 26, 2000

Dean E. Richardson	April 26, 2000

Terence E. Adderley	April 25, 2001

Anthony F. Earley, Jr.	April 25, 2001

Allan D. Gilmour	April 25, 2001

Theodore S. Leipprandt	April 25, 2001

(c)	Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year 1999 with the votes shown:

For	Against	Abstain

114,594,485	444,012	1,008,081

      There were no shareholder proposals.

(d) Not applicable.

Item 5 — Other Information.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      On June 22, 1999, Charles W. Pryor, Jr., age 54, was elected to the Company’s Board of Directors for a term expiring on the next annual meeting of shareholders in April 2000. Pryor, of Pittsburgh, Pennsylvania, is President and Chief Executive Officer of Westinghouse Electric. His previous experience includes serving as Chairman and Chief Executive Officer for B&W Nuclear Technologies Company in Lynchburg, Virginia.

      Effective April 28, 1999, S. Martin Taylor was elected Senior Vice President of the Company. He previously served as Vice President of Detroit Edison.

      Effective April 28, 1999, David E. Meador was appointed Vice President (Finance and Accounting) for the Company. He previously served as Vice President and Controller of the Company.

OTHER

      Effective June 30, 1999, the Company dissolved DTE Co-Energy L.L.C., a joint venture with CoEnergy Trading Co., a MCN Energy Group, Inc. subsidiary, which sold natural gas and electricity to customers. The mutually agreed decision to end the venture was based on both companies’ desire to pursue retail gas and electricity markets separately. The impact on operations is immaterial.

QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON COMPANY

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited).

      See pages 11 through 15.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      See the Company’s and Detroit Edison’s “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by this reference.

PART II — OTHER INFORMATION

Item 5 — Other Information.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      On June 22, 1999, Charles W. Pryor, Jr., age 54, was elected to Detroit Edison’s Board of Directors for a term expiring on the next annual meeting of shareholders in April 2000. Pryor, of Pittsburgh, Pennsylvania, is President and Chief Executive Officer of Westinghouse Electric. His previous experience includes serving as Chairman and Chief Executive Officer for B&W Nuclear Technologies Company in Lynchburg, Virginia.

      Effective April 28, 1999, S. Martin Taylor was elected Senior Vice President of Detroit Edison. He previously served as Vice President of Detroit Edison.

      Effective April 28, 1999, Daniel G. Brudzynski, age 38, was elected Controller of Detroit Edison. From 1984 to 1997, he held a variety of financial management positions at Chrysler Corporation.

OTHER

      On June 22, 1999, members of Local 223, Utility Workers Union of America, ratified a new 5-year Trade Contract with Detroit Edison.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

Item 6 — Exhibits and Reports on Form 8-K.

(a) Exhibits

      (i) Exhibits filed herewith.

Exhibit
Number

3-13	—	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau.
4-203	—	$50,000,000 Support Agreement dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation.
11-16	—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-18	—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-19	—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-11	—	Awareness Letter of Deloitte & Touche LLP regarding their report dated July 28, 1999.
27-27	—	Financial Data Schedule for the period ended June 30, 1999 for DTE Energy Company.
27-28	—	Financial Data Schedule for the period ended June 30, 1999 for The Detroit Edison Company.

      (ii) Exhibits incorporated herein by reference.

3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Bylaws of DTE Energy Company, as amended through April 28, 1999.

(Exhibit 3-11 to Form 10-Q for quarter ended March 31, 1999).
3	(d)	—	Bylaws of The Detroit Edison Company, as amended through April 28, 1999. Exhibit 3-12 to form 10-Q for quarter ended March 31, 1999.)
3	(e)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).
3	(f)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607).
4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
October 1, 1968	Exhibit 2-B-33 to Registration No. 2-30096
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160
January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
May 1, 1991	Exhibit 4-178 to Form 10-K for year ended December 31, 1996
May 15, 1991	Exhibit 4-179 to Form 10-K for year ended December 31, 1996
September 1, 1991	Exhibit 4-180 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 4-130 to Registration No. 33-56496
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Fourth Supplemental Note Indenture, dated as of August 15, 1995 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).
4	(i)	—	Fifth Supplemental Note Indenture, dated as of February 1, 1996 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).
4	(j)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to form 10-Q for quarter ended June 30, 1998.)
4	(k)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)
4	(l)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).
4	(m)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(n)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(o)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4	(p)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to form 10-K for year ended December 31, 1998.)
4	(q)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(r)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
4	(t)	—	Second Amended and Restated Credit Agreement, Dated as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger. (Exhibit 99-28 to Form 10-K for year ended December 31, 1998.)
4	(u)	—	$40,000,000 Support Agreement dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999).
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).
99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).
99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).
99	(m)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as

Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).
99	(n)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).
99	(o)	—	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).
99	(p)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)
99	(q)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)
99	(r)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(s)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(t)	—	Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).
99	(u)	—	Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

99	(v)	—	Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).
99	(w)	—	Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date	July 28, 1999	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	July 28, 1999	/s/ DAVID E. MEADOR David E. Meador Vice President

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date	July 28, 1999	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	July 28, 1999	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller

EXHIBIT INDEX

(a) Exhibits

      (i) Exhibits filed herewith.

Exhibit
Number

3-13	—	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau.
4-203	—	$50,000,000 Support Agreement dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation.
11-16	—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-18	—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-19	—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-11	—	Awareness Letter of Deloitte & Touche LLP regarding their report dated July 28, 1999.
27-27	—	Financial Data Schedule for the period ended June 30, 1999 for DTE Energy Company.
27-28	—	Financial Data Schedule for the period ended June 30, 1999 for The Detroit Edison Company.

      (ii) Exhibits incorporated herein by reference.

3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Bylaws of DTE Energy Company, as amended through April 28, 1999.

(Exhibit 3-11 to Form 10-Q for quarter ended March 31, 1999).
3	(d)	—	Bylaws of The Detroit Edison Company, as amended through April 28, 1999. Exhibit 3-12 to form 10-Q for quarter ended March 31, 1999.)
3	(e)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).
3	(f)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607).
4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
October 1, 1968	Exhibit 2-B-33 to Registration No. 2-30096
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160
January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
May 1, 1991	Exhibit 4-178 to Form 10-K for year ended December 31, 1996
May 15, 1991	Exhibit 4-179 to Form 10-K for year ended December 31, 1996
September 1, 1991	Exhibit 4-180 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 4-130 to Registration No. 33-56496
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Fourth Supplemental Note Indenture, dated as of August 15, 1995 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).
4	(i)	—	Fifth Supplemental Note Indenture, dated as of February 1, 1996 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).
4	(j)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to form 10-Q for quarter ended June 30, 1998.)
4	(k)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)
4	(l)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).
4	(m)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(n)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(o)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4	(p)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to form 10-K for year ended December 31, 1998.)
4	(q)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(r)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
4	(t)	—	Second Amended and Restated Credit Agreement, Dated as of January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as Arranger. (Exhibit 99-28 to Form 10-K for year ended December 31, 1998.)
4	(u)	—	$40,000,000 Support Agreement dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999).
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).
99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).
99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent. (Exhibit 99-13 to Registration No. 33-50325).
99	(m)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as

Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).
99	(n)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).
99	(o)	—	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).
99	(p)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)
99	(q)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)
99	(r)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(s)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(t)	—	Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).
99	(u)	—	Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).

99	(v)	—	Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).
99	(w)	—	Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)