Form 10-Q
period 1999-09-30
DTE ENERGY CO; DETROIT EDISON CO
filed 1999-11-08
CIK 936340, 28385

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999

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

Yes X No

At October 29, 1999, 145,045,159 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY

and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended September 30, 1999

      This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 1999 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

DEFINITIONS

Annual Report	1998 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be
Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 45 through 72 and 76 through 79 of the 1998 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company, as the case may be
Company	DTE Energy Company and Subsidiary Companies
Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies
DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)
Electric Choice	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
kWh	Kilowatthour
MCN	MCN Energy Group Inc.
MPSC	Michigan Public Service Commission
MW	Megawatt
MWh	Megawatthour
Note(s)	Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein
PSCR	Power Supply Cost Recovery
Quarterly Report	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for DTE Energy Company or The Detroit Edison Company, as the case may be, for the quarters ended March 31, 1999 and June 30, 1999
Quarterly Report Notes	Notes to Condensed Consolidated Financial Statements (Unaudited) appearing on pages 16 through 18 of the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for DTE Energy Company and The Detroit Edison Company, as the case may be
Registrant	Company or Detroit Edison, as the case may be

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited).

      The following condensed consolidated financial statements (unaudited) are included herein.

Note:	Detroit Edison’s Condensed Consolidated Financial Statements are presented here for ease of reference and are not considered to be part of Item I of the Company’s report.

DTE Energy Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	1999	1998	1999	1998

Operating Revenues	$1,440	$1,199	$3,614	$3,208

Operating Expenses

Fuel and purchased power	510	359	1,063	852

Operation and maintenance	397	338	1,086	906

Depreciation and amortization	183	169	547	496

Taxes other than income	69	67	211	207

Total Operating Expenses	1,159	933	2,907	2,461

Operating Income	281	266	707	747

Interest Expense and Other

Interest expense	95	83	260	236

Preferred stock dividends of subsidiary	—	1	—	6

Other — net	4	4	13	9

Total Interest Expense and Other	99	88	273	251

Income Before Income Taxes	182	178	434	496

Income Taxes	21	46	48	159

Net Income	$161	$132	$386	$337

Average Common Shares Outstanding	145	145	145	145

Earnings per Common Share —

Basic and Diluted	$1.11	$0.91	$2.66	$2.32

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	September 30	December 31
	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$54	$130

Restricted cash	317	121
Accounts receivable

Customer (less allowance for doubtful accounts of $21 and $20, respectively)	437	316

Accrued unbilled revenues	154	153

Other	97	135
Inventories (at average cost)

Fuel	148	171

Materials and supplies	160	167

Other	87	39

	1,454	1,232

Investments

Nuclear decommissioning trust funds	337	309

Other	229	261

	566	570

Property

Property, plant and equipment	11,580	11,121

Property under capital leases	222	242

Nuclear fuel under capital lease	662	659

Construction work in progress	108	156

	12,572	12,178

Less accumulated depreciation and amortization	5,507	5,235

	7,065	6,943

Regulatory Assets	2,972	3,091

Other Assets	259	252

Total Assets	$12,316	$12,088

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	September 30	December 31
	1999	1998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$215	$239

Accrued interest	53	57

Dividends payable	75	75

Accrued payroll	86	101

Short-term borrowings	296	231

Income taxes	73	69

Current portion long-term debt	566	294

Current portion capital leases	87	118

Other	240	208

	1,691	1,392

Other Liabilities

Deferred income taxes	1,902	1,888

Capital leases	118	126

Regulatory liabilities	230	294

Other	532	493

	2,782	2,801

Long-Term Debt	3,985	4,197

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 145,045,159 and 145,071,317 issued and outstanding, respectively	1,950	1,951

Retained earnings	1,908	1,747

	3,858	3,698

Contingencies (Note 5)

Total Liabilities and Shareholders’ Equity	$12,316	$12,088

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Nine Months
	Ended
	September 30

	1999	1998

Operating Activities

Net Income	$386	$337

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	518	474

Other	(43)	(57)

Changes in current assets and liabilities:

Restricted cash	(11)	(70)

Accounts receivable	(84)	(89)

Inventories	30	(36)

Payables	(43)	51

Other	(16)	44

Net cash from operating activities	737	654

Investing Activities

Plant and equipment expenditures	(530)	(655)

Investment in coke oven battery businesses	—	(195)

Net cash used for investing activities	(530)	(850)

Financing Activities

Issuance of long-term debt	265	363

Increase in short-term borrowings	65	356

Increase in restricted cash for debt redemptions	(185)	—

Redemption of long-term debt	(204)	(187)

Redemption of preferred stock	—	(100)

Dividends on common stock	(224)	(224)

Other	—	3

Net cash (used for) from financing activities	(283)	211

Net (Decrease) Increase in Cash and Cash Equivalents	(76)	15

Cash and Cash Equivalents at Beginning of the Period	130	45

Cash and Cash Equivalents at End of the Period	$54	$60

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$263	$244

Income taxes paid	102	115

New capital lease obligations	3	52

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999

	Shares	Amount

Common Stock

Balance at beginning of year	145,071	$1,951

Repurchase and retirement of common stock	(26)	(1)

Balance at September 30, 1999	145,045	$1,950

Retained Earnings

Balance at beginning of year		$1,747

Net income		386

Dividends declared on common stock ($1.545 per share)		(224)

Repurchase and retirement of common stock		(1)

Balance at September 30, 1999		$1,908

Total Shareholders’ Equity		$3,858

See Notes to Condensed Consolidated Financial Statements (Unaudited).

[This page intentionally left blank.]

The Detroit Edison Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	1999	1998	1999	1998

Operating Revenues	$1,211	$1,105	$3,128	$2,998

Operating Expenses

Fuel and purchased power	405	344	888	818

Operation and maintenance	275	249	773	719

Depreciation and amortization	176	162	522	486

Taxes other than income	69	66	210	206

Total Operating Expenses	925	821	2,393	2,229

Operating Income	286	284	735	769

Interest Expense and Other

Interest expense	82	72	219	208

Other — net	1	3	3	13

Total Interest Expense and Other	83	75	222	221

Income Before Income Taxes	203	209	513	548

Income Taxes	65	84	164	230

Net Income	138	125	349	318

Preferred Stock Dividends	—	1	—	6

Net Income Available for Common Stock	$138	$124	$349	$312

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	September 30	December 31
	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$26	$5

Restricted cash	185	—
Accounts receivable

Customer (less allowance for doubtful accounts of $20)	378	307

Accrued unbilled revenues	154	153

Other	64	90
Inventories (at average cost)

Fuel	148	171

Materials and supplies	135	138

Other	64	21

	1,154	885

Investments

Nuclear decommissioning trust funds	337	309

Other	39	74

	376	383

Property

Property, plant and equipment	11,029	10,610

Property under capital leases	222	242

Nuclear fuel under capital lease	662	659

Construction work in progress	9	118

	11,922	11,629

Less accumulated depreciation and amortization	5,446	5,201

	6,476	6,428

Regulatory Assets	2,972	3,091

Other Assets	213	200

Total Assets	$11,191	$10,987

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	September 30	December 31
	1999	1998

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$167	$211

Accrued interest	43	54

Dividends payable	80	80

Accrued payroll	80	86

Short-term borrowings	296	231

Income taxes	104	60

Current portion long-term debt	479	219

Current portion capital leases	87	118

Other	192	203

	1,528	1,262

Other Liabilities

Deferred income taxes	1,867	1,846

Capital leases	118	126

Regulatory liabilities	230	294

Other	517	484

	2,732	2,750

Long-Term Debt	3,308	3,462

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,672	1,562

	3,623	3,513

Contingencies (Note 5)

Total Liabilities and Shareholder’s Equity	$11,191	$10,987

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Nine Months
	Ended
	September 30

	1999	1998

Operating Activities

Net Income	$349	$318

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	493	463

Other	(5)	(168)

Changes in current assets and liabilities:

Accounts receivable	(46)	(64)

Inventories	26	(32)

Payables	(61)	103

Other	(53)	(48)

Net cash from operating activities	703	572

Investing Activities

Plant and equipment expenditures	(429)	(365)

Net cash used for investing activities	(429)	(365)

Financing Activities

Issuance of long-term debt	265	100

Increase in short-term borrowings	65	205

Increase in restricted cash for debt redemptions	(185)	—

Redemption of long-term debt	(159)	(169)

Redemption of preferred stock	—	(100)

Dividends on common and preferred stock	(239)	(245)

Other	—	3

Net cash used for financing activities	(253)	(206)

Net Increase in Cash and Cash Equivalents	21	1

Cash and Cash Equivalents at Beginning of the Period	5	15

Cash and Cash Equivalents at End of the Period	$26	$16

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$229	$219

Income taxes paid	186	195

New capital lease obligations	3	52

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Balance at September 30, 1999	145,120	$1,451

Premium on Common Stock

Balance at beginning of year		$548

Balance at September 30, 1999		$548

Common Stock Expense

Balance at beginning of year		$(48)

Balance at September 30, 1999		$(48)

Retained Earnings

Balance at beginning of year		$1,562

Net income		349

Dividends declared on common stock ($1.65 per share)		(239)

Balance at September 30, 1999		$1,672

Total Shareholder’s Equity		$3,623

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

      Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 2 — MERGER AGREEMENT

      On October 4, 1999 the Company entered into a definitive merger agreement with MCN. MCN, a Michigan corporation, is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution, electric power generation and energy marketing. MCN’s largest subsidiary is Michigan Consolidated Gas Company, a natural gas utility serving 1.2 million customers in more than 500 communities throughout Michigan. The merger, which is subject to a number of regulatory approvals, is expected to be completed in six to nine months. The merger agreement provides that the Company will acquire all outstanding shares of MCN for $28.50 per share in cash or 0.775 shares of Company common stock for each share of MCN common stock, subject to certain allocation procedures requiring that the aggregate number of shares of MCN common stock that will be converted into cash and the Company’s common stock will be equal to 55% and 45%, respectively, of the total number of shares of MCN common stock outstanding immediately prior to the merger. The transaction was preliminarily valued at $4.6 billion, which includes the assumption of approximately $2 billion of MCN’s debt.

      The merger agreement provides for termination under certain circumstances; in such event, (1) the Company may be required to pay MCN a termination fee of $85 million plus expense reimbursement of up to $15 million or (2) MCN may be required to pay the Company a termination fee of $55 million plus expense reimbursement of up to $15 million.

NOTE 3 — REGULATORY MATTERS

      As discussed in Note 2 of the Annual Report, proceedings were pending regarding Detroit Edison’s recovery of certain extraordinary storm costs over a 24-month period commencing January 1998. On June 11, 1999, in an unpublished opinion, the Michigan Court of Appeals remanded back to the MPSC for hearing a November 1997 order that permitted Detroit Edison to amortize extraordinary storm damage expenses incurred in 1997 over the following two years. The MPSC had approved Detroit Edison’s request to offset the storm damage expense against a $53 million revenue requirement reduction from the 1988 Fermi settlement on an ex-parte basis. The Attorney General appealed the MPSC ruling. Detroit Edison filed a motion for rehearing with the Michigan Court of Appeals on July 1, 1999. Detroit Edison is unable to determine the timing or the outcome of these proceedings.

NOTE 4 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

      At September 30, 1999, Detroit Edison had total short-term credit arrangements of approximately $505 million under which $96 million of commercial paper was outstanding. Additionally, Detroit Edison had a $200 million trade receivables sales agreement under which $200 million was outstanding at September 30, 1999.

      At September 30, 1999, DTE Capital had short-term credit arrangements of $400 million, backed by a Support Agreement from the Company, under which no amounts were outstanding.

      In addition, the Company has entered into a total of $550 million of Support Agreements with DTE Capital for the purpose of DTE Capital’s credit enhancing activities on behalf of DTE Energy affiliates.

NOTE 5 — CONTINGENCIES

Legal Proceedings

      Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), agreed to binding arbitration to settle these matters. The settlement agreement provides that Detroit Edison’s monetary liability would be no less than $17.5 million and no greater than $65 million after the conclusion of all related proceedings. In July 1998, the Consent Judgement received preliminary Court approval. The Fairness Hearing with respect to the terms of the settlement was held in August 1998, and no objections to the settlement were raised. On October 28, 1999, a panel of arbitrators awarded the plaintiffs $45.15 million. As a result of the arbitration award, Detroit Edison must deposit $40.15 million in an escrow fund for the plaintiffs by November 27, 1999. Due to sufficient prior accruals and insurance coverage, Detroit Edison does not anticipate a material 1999 earnings impact due to this award.

NOTE 6 — SEGMENT AND RELATED INFORMATION

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

	Electric	All	Reconciliations
	Utility	Other	and Eliminations	Consolidated

	(Millions)
Three Months Ended September 30, 1999

Operating revenues	$1,211	$229	$—	$1,440

Net income	138	23	—	161
Nine Months Ended September 30, 1999

Operating revenues	$3,128	$486	$—	$3,614

Net income	349	47	(10)	386
Three Months Ended September 30, 1998

Operating revenues	$1,105	$94	$—	$1,199

Net income	124	10	(2)	132
Nine Months Ended September 30, 1998

Operating revenues	$2,998	$210	$—	$3,208

Net income	312	29	(4)	337

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 19) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023), Form S-4 (Registration No. 333-89175) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company and

The Detroit Edison Company

      We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 1999. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

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

November 8, 1999

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This analysis for the three and nine months ended September 30, 1999, as compared to the same periods in 1998, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

      Detroit Edison is the principal operating subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

      As discussed in the Annual Report, in order to sustain earnings growth with an objective of 6% growth annually, the Company and Detroit Edison have developed a business strategy focused on core competencies, consisting of expertise in developing, managing and operating energy assets, including coal sourcing, blending and transportation skills. As part of this strategy it was expected that one new line of business would be developed in 1999 through acquisition or start-up.

      As discussed in Note 2, the Company and MCN have entered into a merger agreement. Subject to the receipt of all regulatory approvals, as well as the approval of the shareholders of each company, scheduled for December 20, 1999, the merger is expected to be completed in six to nine months. The Company expects that completion of the merger will result in the issuance of approximately 30 million additional shares of its common stock and approximately $1.4 billion in additional external financing.

      The merger of the Company and MCN is expected to create a fully integrated electric and natural gas company that would be able to achieve an average of $60 million in (after-tax) cost savings per year over the first ten years of the merger. This business combination is also expected to be accretive to the Company’s earnings per share by 2001 and is expected to strongly support the Company’s commitment to a long-term earnings growth rate of 6%.

      The merger agreement also provides for a Company affiliate to purchase all of MCN’s membership interest in several limited liability companies that own and operate synthetic fuel manufacturing facilities (coal fines plants).

      The successful completion and implementation of the merger is subject to a number of risks, including the satisfactory receipt of all necessary regulatory approvals, as well as the approval of the shareholders of each company. While the Company expects that the combined entity will provide for operating cost reductions, there can be no assurances that such reductions will occur. The merger is expected to create fully integrated electric and gas operations which will permit the Company to continue to successfully compete in the energy markets as competition is fully introduced and implemented; however, there can be no assurances that the new company will be successfully responsive to competitive pressures. The external financing needs of the merger may create a sensitivity to interest rate changes; and the Company will need to successfully integrate the two operations in order to be able to service the expected debt requirements and achieve aggregate operating cost reductions. The merger is anticipated to strategically place the Company in the energy markets, but there can be no assurances that the combination will be successful.

ELECTRIC INDUSTRY RESTRUCTURING

      Various bills have been introduced and proposed for introduction at the Federal level and in the Michigan Legislature addressing competition in the electric markets. The Company and Detroit Edison are reviewing these bills; and the impact, which may include generation divestiture, of the adoption and implementation of one or more of these legislative proposals is unknown. Detroit Edison is voluntarily proceeding with the implementation of Electric Choice as provided for in MPSC Orders.

Michigan Public Service Commission

      In March 1999, the MPSC approved an interim code of conduct filed by Detroit Edison. The interim code allows DTE Energy affiliated companies to participate in the Electric Choice program. The MPSC also opened a proceeding to develop a permanent code of conduct. A final order from the MPSC is not expected until the third quarter of 2000.

      In March 1999, Detroit Edison filed an application with the MPSC for true-up of its stranded costs, including Electric Choice implementation costs, and on September 17, 1999, filed its direct testimony. The testimony recommended Detroit Edison continue to provide exclusive metering and billing service, as set forth in its approved Electric Choice Implementation Plan, at least through the transition period ending in 2007; supported its proposed true-up methodology including estimated initial transition charge levels for the year 2002 by customer class; and supported Detroit Edison’s proposed calculation of stranded costs during the bidding period. The testimony also supported revised stranded cost balances; presented Detroit Edison’s position concerning the true-up of stranded costs for actual market clearing price, and proposed a method for identifying resale mitigation resources. In addition, the testimony supported adjustment to calculations in the PSCR proceeding to account for the resale of load lost due to the Electric Choice program; and presented its proposed method for recovery of Electric Choice implementation costs. MPSC Staff and intervenors have filed testimony in opposition to Detroit Edison’s position. A final order is not expected until the first quarter of 2000.

      On July 22, 1999, the Association of Businesses Advocating Tariff Equity (ABATE) made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC order authorizing the accelerated amortization of Fermi 2. On September 22, 1999, Detroit Edison, the MPSC Staff (Staff), the Michigan Environmental Council and Public Research Group in Michigan, and the Attorney General (AG) filed their direct cases in the ABATE Complaint Case. Of particular significance is the proposal by the Staff that the MPSC establish three profitability bands for return on equity which would produce predefined benefits or penalties. Detroit Edison’s testimony supports a revenue deficiency of $33 million. The Staff concluded that no revenue sufficiency exists when Detroit Edison’s pending required review of its depreciation rates is taken into account. The Staff also assumed that the Fermi 2 Amortization Order will not be reversed. The AG proposes the reversal of the Fermi 2 Amortization Order. Detroit Edison will file rebuttal testimony in mid-November 1999. A final MPSC order is not expected until spring 2000. Detroit Edison is unable to predict the outcome of this proceeding.

      On September 30, 1999, Detroit Edison filed its 2000 PSCR plan case. Fuel and purchased power costs for 2000 are projected to increase by up to 6 percent, on average, over the corresponding forecast for 1999. Detroit Edison is seeking a corresponding increase in its PSCR Factor for 2000. An order is expected in the third quarter of 2000.

Electric Choice

      On June 29, 1999, the Michigan Supreme Court, on a 4-3 vote, issued an opinion determining that the MPSC lacked authority to order retail wheeling in the context of an Electric Choice program. The Court reversed an earlier Michigan Court of Appeals opinion finding such authority and vacated two MPSC orders directing implementation of the experimental program. The Court held that the MPSC possesses no common law powers and may only exercise authority clearly conferred upon it by the Legislature. It stated that retail wheeling issues involve many policy concerns and stated that the Legislature, not the Court, is the body that must consider and weigh the economic and social costs and benefits of electric restructuring.

      On August 17, 1999, the MPSC issued an order setting a deadline of September 1, 1999 for Detroit Edison and Consumers Energy to notify the MPSC if they choose to voluntarily implement the Electric Choice program previously ordered by the MPSC. On September 1, 1999, Detroit Edison filed a letter with the MPSC reaffirming the decision to expeditiously move ahead with the voluntary implementation of Electric Choice. Consumers Energy has likewise agreed to proceed with the Electric Choice program. On September 20, 1999, the bidding on the 225 MW allotted for Detroit Edison and 150 MW allotted for Consumers Energy for the first phase of Electric Choice was fully subscribed. Four additional bidding phases are contemplated, 225 MW closing on November 19, 1999 and 225 MW each closing in January, March and November 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Net cash from operating activities for the Company and Detroit Edison was higher due to increased net income and changes in current assets and liabilities.

Cash Used For Investing Activities

      Net cash used for investing activities for the Company was lower due to an investment in coke oven battery businesses in the prior period and lower plant and equipment expenditures.

      Net cash used for investing activities was higher for Detroit Edison due to higher plant and equipment expenditures.

Cash (Used for) From Financing Activities

      Net cash used for financing activities for the Company for the nine month period ended September 30, 1999 was $283 million compared to net cash from financing activities of $211 million for the same period in 1998. This fluctuation was mainly due to a decreased usage of short-term borrowings.

      Net cash used for financing activities for Detroit Edison increased due primarily to an increase in restricted cash for debt redemptions and a decreased usage of short-term borrowings.

      Detroit Edison has an effective shelf registration statement on file with the Securities and Exchange Commission pursuant to which it may issue up to $225 million in debt securities.

      In August 1999, Detroit Edison issued $40 million of General and Refunding Mortgage Bonds.

      In August and September 1999, Detroit Edison issued three series of 30-year collateralized tax-exempt bonds totaling $225 million. The proceeds were used to redeem $40 million of debt in September 1999 and the remainder will be used for December 1999 redemptions.

      In November 1999, Detroit Edison purchased $24 million of Mortgage Bonds in the open market. These bonds have been canceled.

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

      Inventory, assessment and compliance testing phases have been completed for known systems and devices. Remediation of mission critical assets is complete. Integration planning, including the mapping of critical business processes, is complete for Detroit Edison. Integration testing for Detroit Edison is also complete.

      To support the program, the Year 2000 office has been working with major utility industry associations and organizations, customers and vendors to gather and share information on Year 2000 issues. Letters were sent to the North American Electric Reliability Council (NERC) and the U.S. Nuclear Regulatory Commission (NRC) concerning Year 2000 readiness on June 29, 1999 and June 30, 1999, respectively. These letters confirmed that Detroit Edison systems critical to the generation, transmission and distribution of power are ready for operation into the new millennium. The NRC responded on October 1, 1999, confirming that all requested information has been provided. The program office has contacted vendors critical to Company operations to determine their progress on Year 2000.

      To further assist in identifying potential problems, tests of generating facilities have been conducted by advancing control systems dates to the Year 2000. Results of these tests have shown that the generating facilities operated successfully in this induced “millennium mode.” Exercises were conducted on December 31, 1998 and January 1, 1999 to assess the ability to reach employees and the regional security centers of the East Central Area Reliability Group through various communication channels. The exercised communication channels operated properly. Detroit Edison back-up telecommunication systems worked as designed in a North America-wide drill conducted on April 9, 1999. Detroit Edison participated in the NERC nationwide Year 2000 drill for all utility systems on September 8 and 9, 1999. As a result of the drill, Detroit Edison was able to demonstrate its ability to deploy resources, perform operation and administrative procedures, use backup telecommunication systems and implement some contingency plans.

      In the event that an unknown Year 2000 condition adversely affects service to customers or an internal business process, contingency and business continuity plans and procedures have been developed to provide rapid restoration to normal conditions. The Company and Detroit Edison have always maintained a comprehensive operational emergency response plan. The business continuity function of the Year 2000 program supplements the existing emergency plan to include Year 2000 specific events. To manage and coordinate operations, including mobilization of all employees as necessary during the transition to the new millennium, a Year 2000 emergency coordination center was fully operational as of September 30, 1999. During the rollover event, the emergency management staffing plan calls for 1,300 working and on-call employees to manage Year 2000 issues. This is in addition to the normal holiday-weekend staff. Most of the employees work in the Fossil Generation, Nuclear Generation, Energy Delivery and Information Systems organizations. Key facilities, including substations, will be staffed during the rollover. The emergency coordination center will continuously monitor the impact of Year 2000 as it is experienced in other parts of the world and moves to the Eastern Standard Time zone.

      The Company and Detroit Edison believe that with all Year 2000 modifications, business continuity and emergency management plans in place, the Year 2000 will not have a material effect on their financial position, liquidity and results of operations. Despite all efforts, there can be no assurances that Year 2000 issues can be totally eliminated. Results of modifications and testing done through September 30, 1999 have demonstrated that Detroit Edison should be able to maintain normal operating conditions into the Year 2000, although there may be isolated electric service interruptions. Detroit Edison’s internal business systems may be affected by a Year 2000 related failure that could temporarily interrupt the ability to communicate with customers, collect revenue, or complete cash transactions. In addition, no assurances can be given that the systems of vendors, interconnected utilities and customers will not result in Year 2000 problems.

      The Company estimates that Year 2000 costs will approximate $87 million with $81 million expended through September 30, 1999. Operating cash flow is expected to be sufficient to pay Year 2000 modification costs with no material impact on operating results or cash flows.

RESULTS OF OPERATIONS

      For the three months ended September 30, 1999, the Company’s net income was $161 million or $1.11 per common share as compared to $132 million or $0.91 per common share during the same period in 1998. For the nine months ended September 30, 1999, net income was $386 million or $2.66 per common share compared to $337 million or $2.32 per common share during the same period in 1998.

      The 1999 three and nine month earnings were higher than 1998 due to higher electric system sales and increased utilization of tax credits generated by non-regulated businesses, partially offset by higher operating expenses, primarily Year 2000, fuel and purchased power, and depreciation and amortization expenses.

Operating Revenues

      Increases in operating revenues were due primarily to higher non-regulated subsidiary revenues, principally energy trading and coke oven battery operations, higher system sales due to increased customer base and electric usage and increased heating load for the nine month period, partially offset by decreased sales between utilities and regulated rate decreases.

      Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Nine
	Months	Months

Residential	2.0%	3.2%

Commercial	(0.6)	2.8

Industrial	11.1	4.7

Other (includes primarily sales for resale)	12.6	10.3

Total System	3.9	3.8

Sales between utilities	(26.0)	(29.6)

Total	2.2	0.9

      The increase in residential sales resulted from growth in the customer base and electric usage, and more heating related demand for the nine month period. Industrial sales increased, reflecting more heating related demand along with replacement energy sales for the Ford Rouge Power Plant for the nine month period and a continuation of favorable economic conditions. Commercial sales decreased for the three month period due to cooler weather. Sales to other customers increased reflecting increased demand from sales for resale customers. Sales between utilities decreased due to less power available for sale.

Operating Expenses

Fuel and Purchased Power

      For the three and nine month periods ended, fuel and purchased power expense increased for the Company due primarily to new non-regulated subsidiary expenses, principally energy trading operations. Detroit Edison fuel and purchased power expense increased due to increased purchases of higher cost power and higher system output, partially offset by increased usage of lower cost system generation as a result of increased system availability and lower fuel unit costs due to decreased nuclear fuel cost and increased usage of low cost Fermi 2 generation.

      Net system output and average fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Nine Months

	1999	1998	1999	1998

	(Thousands of MWh)
Power plant generation

Fossil	11,847	11,387	32,021	32,784

Nuclear	2,377	1,445	7,028	5,734

Purchased power	1,988	2,924	5,761	5,706

Net system output	16,212	15,756	44,510	44,224

Average unit cost ($/MWh)

Generation	$12.80	$13.18	$12.54	$12.88

Purchased power	101.62	53.81	60.38	48.33

Operation and Maintenance

      Operation and maintenance expense increased for the three and nine month periods due to new non-regulated subsidiary operation expense ($33 million) and ($126 million), respectively, higher transmission and distribution related expenses for the three month period ($26 million) and higher expenses for Year 2000 testing and remediation for the nine month period ($27 million). The increase in non-regulated subsidiary operation expense was due to the increased level of operation and the addition of new businesses.

Income Taxes

      Income tax expense for the Company decreased in 1999 due primarily to increased utilization of alternate fuels credits generated from non-regulated businesses and the end of the Fermi 2 phase-in plan.

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

      Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, weather, actual sales, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending and proposed regulatory and legislative proceedings, and the recovery of stranded costs), environmental (including proposed regulations to limit nitrogen oxide emissions) and nuclear requirements, the impact of FERC proceedings and regulations, the success of non-regulated lines of business and the timely completion and functioning of Year 2000 modifications. In addition, expected results will be dependent upon the successful completion and implementation of the Company’s pending merger with MCN. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned as well as others. This discussion contains a Year 2000 readiness disclosure.

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART II — OTHER INFORMATION

Item 5 — Other Information.

      A special meeting of the Company’s common shareholders will be held on December 20, 1999. At this meeting, Shareholders will be asked to approve the issuance of common stock in connection with the MCN merger. The affirmative vote of a majority of shares voting is required for passage.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

      In a lawsuit filed in January 1999 in the Circuit Court for Wayne County Michigan (Cook, et al v. Detroit Edison), a number of individual plaintiffs have claimed employment-related sex, gender and race discrimination, as well as harassment. A hearing on plaintiffs’ request for class action certification is scheduled to be held in December 1999. Detroit Edison believes the claims are without merit and class action certification is not appropriate.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

Item 6 — Exhibits and Reports on Form 8-K.

(a)  Exhibits

      (i)  Exhibits filed herewith.

Exhibit
Number

3-14	—	Bylaws of Detroit Edison, as amended through September 22, 1999.
4-204	—	Supplemental Indenture, dated as of August 1, 1999, creating the General and Refunding Mortgage Bonds, 1999 Series AP, Due September 1, 2029; 1999 Series BP, Due September 1, 2029; and 1999 Series LP, Due September 1, 2029.
4-205	—	Supplemental Indenture, dated as of August 15, 1999, creating the General and Refunding Mortgage Bonds, Floating Rate 1999 Series D Due September 17, 2001.
11-17	—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-20	—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-21	—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-12	—	Awareness Letter of Deloitte & Touche LLP regarding their report dated November, 1999.
27-29	—	Financial Data Schedule for the period ended September 30, 1999 for DTE Energy Company.
27-30	—	Financial Data Schedule for the period ended September 30, 1999 for The Detroit Edison Company.
99-29	—	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents.

99-30	—	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent.
99-31	—	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance Energy Company.

      (ii)  Exhibits incorporated herein by reference.

2	(a)	—	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 (Exhibit 2(a) to Form 8-K dated October 5, 1999).
3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997).
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Bylaws of DTE Energy Company, as amended through September 22, 1999 (Exhibit 3-3 to Registration No. 333-89175).
3	(d)	—	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175).
3	(e)	—	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175).
3	(f)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).
3	(g)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607).
4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
October 1, 1968	Exhibit 2-B-33 to Registration No. 2-30096
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
May 1, 1991	Exhibit 4-178 to Form 10-K for year ended December 31, 1996
May 15, 1991	Exhibit 4-179 to Form 10-K for year ended December 31, 1996
September 1, 1991	Exhibit 4-180 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 4-130 to Registration No. 33-56496
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).
4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Fourth Supplemental Note Indenture, dated as of August 15, 1995 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).
4	(i)	—	Fifth Supplemental Note Indenture, dated as of February 1, 1996 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).
4	(j)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)
4	(k)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4	(l)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).
4	(m)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(n)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(o)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)
4	(p)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)
4	(q)	—	$50,000,000 Support Agreement dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999).
4	(r)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(t)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
4	(u)	—	Second Amended and Restated Credit Agreement, Dated as of J January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as

Arranger. (Exhibit 99-28 to Form 10-K for year ended December 31, 1998).
4	(v)	—	$40,000,000 Support Agreement dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999).
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).
99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).
99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).
99	(m)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).
99	(p)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)
99	(q)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99	(r)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(s)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(t)	—	Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).
99	(u)	—	Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).
99	(v)	—	Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).
99	(w)	—	Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

(b)  On October 5, 1999 the Company filed a Current Report on Form 8-K discussing the proposed merger with MCN.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date	November 8, 1999	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	November 8, 1999	/s/ DAVID E. MEADOR David E. Meador Vice President

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date	November 8, 1999	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	November 8, 1999	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller

EXHIBITS INDEX

Exhibit
Number

3-14	—	Bylaws of Detroit Edison, as amended through September 22, 1999.
4-204	—	Supplemental Indenture, dated as of August 1, 1999, creating the General and Refunding Mortgage Bonds, 1999 Series AP, Due September 1, 2029; 1999 Series BP, Due September 1, 2029; and 1999 Series LP, Due September 1, 2029.
4-205	—	Supplemental Indenture, dated as of August 15, 1999, creating the General and Refunding Mortgage Bonds, Floating Rate 1999 Series D Due September 17, 2001.
11-17	—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-20	—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-21	—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-12	—	Awareness Letter of Deloitte & Touche LLP regarding their report dated November, 1999.
27-29	—	Financial Data Schedule for the period ended September 30, 1999 for DTE Energy Company.
27-30	—	Financial Data Schedule for the period ended September 30, 1999 for The Detroit Edison Company.
99-29	—	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents.

99-30	—	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent.
99-31	—	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance Energy Company.

      (ii)  Exhibits incorporated herein by reference.

2	(a)	—	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 (Exhibit 2(a) to Form 8-K dated October 5, 1999).
3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997).
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Bylaws of DTE Energy Company, as amended through September 22, 1999 (Exhibit 3-3 to Registration No. 333-89175).
3	(d)	—	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175).
3	(e)	—	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175).
3	(f)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).
3	(g)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607).
4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
October 1, 1968	Exhibit 2-B-33 to Registration No. 2-30096
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
May 1, 1991	Exhibit 4-178 to Form 10-K for year ended December 31, 1996
May 15, 1991	Exhibit 4-179 to Form 10-K for year ended December 31, 1996
September 1, 1991	Exhibit 4-180 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended March 31, 1998
November 30, 1992	Exhibit 4-130 to Registration No. 33-56496
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).
4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Fourth Supplemental Note Indenture, dated as of August 15, 1995 (Exhibit 4-175 to Detroit Edison Form 10-Q for quarter ended September 30, 1995).
4	(i)	—	Fifth Supplemental Note Indenture, dated as of February 1, 1996 (Exhibit 4-14 to Form 10-K for year ended December 31, 1996).
4	(j)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)
4	(k)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4	(l)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, The Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994).
4	(m)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(n)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(o)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)
4	(p)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)
4	(q)	—	$50,000,000 Support Agreement dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999).
4	(r)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(t)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
4	(u)	—	Second Amended and Restated Credit Agreement, Dated as of J January 19, 1999 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Barclays Bank PLC, Bayerische Landesbank Giruzertrale, Cayman Islands Branch, Comerica Bank, Den Daske Bank Aktieselskab and The First National Bank of Chicago, as Co-Agents, and Salomon Smith Barney Inc., as

Arranger. (Exhibit 99-28 to Form 10-K for year ended December 31, 1998).
4	(v)	—	$40,000,000 Support Agreement dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999).
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).
99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).
99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).
99	(m)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).
99	(p)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)
99	(q)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99	(r)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(s)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(t)	—	Second Amendment, dated as of September 1, 1993, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance (Exhibit 99-11 to Registration No. 33-50325).
99	(u)	—	Third Amendment, dated as of August 31, 1994, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between The Detroit Edison Company and Renaissance Energy Company (Exhibit 99-21 to Form 10-Q for quarter ended September 30, 1994).
99	(v)	—	Fourth Amendment, dated as of March 8, 1996, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract Agreement, dated as of October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-10 to Form 10-Q for quarter ended March 31, 1996).
99	(w)	—	Sixth Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract between Detroit Edison and Renaissance. (Exhibit 99-23 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)