Form 10-K405
period 1999-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 2000-02-23
CIK 936340, 28385

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

Commission	Registrants; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

1-11607	DTE Energy Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	The Detroit Edison Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-8000	38-0478650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

DTE Energy Company

Common Stock, without par value, with contingent preferred stock purchase rights	New York and Chicago Stock Exchanges

The Detroit Edison Company

Quarterly Income Debt Securities (QUIDS) (Junior Subordinated Deferrable Interest Debentures - 7.625%, 7.54% and 7.375% Series)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At January 31, 2000, 145,036,824 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $5.04 billion based upon the closing price on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2000 Annual Meeting of Common Shareholders to be held April 14, 2000, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants’ fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

DTE Energy Company
and
The Detroit Edison Company
FORM 10-K
Year Ended December 31, 1999

      This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1999 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to DTE Energy Company or any other companies affiliated with DTE Energy Company.

INDEX

Page

Definitions	4

Annual Report on Form 10-K for DTE Energy Company:

Part I — Item 1 - Business	5

Item 2 - Properties	13

Item 3 - Legal Proceedings	14

Item 4 - Submission of Matters to a Vote of Security Holders	16

Part II — Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters	16

Item 6 - Selected Financial Data	17

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A-Quantitative and Qualitative Disclosures About Market Risk (Included in Item 7)	18

Item 8 - Financial Statements and Supplementary Data	30

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71

Part III — Items 10, 11, 12 and 13 - (Incorporated by reference from DTE Energy Company’s definitive Proxy Statement which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year)	71

Annual Report on Form 10-K for The Detroit Edison Company:

Part I — Item 1 - Business	72

Item 2 - Properties	73

Item 3 - Legal Proceedings	73

Item 4 - Submission of Matters to a Vote of Security Holders	73

DEFINITIONS

Company	DTE Energy Company and Subsidiary Companies

Consumers	Consumers Energy Company (a wholly owned subsidiary of CMS Energy Corporation)

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

Electric Choice	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

Ludington	Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)

MCN	MCN Energy Group Inc.

MDEQ	Michigan Department of Environmental Quality

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatt hour

Note(s)	Note(s) to Consolidated Financial Statements of the Company and Detroit Edison

NRC	Nuclear Regulatory Commission

PSCR	Power Supply Cost Recovery

Registrant	Company or Detroit Edison, as the case may be

SALP	Systematic Assessment of Licensee Performance

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

Annual Report on Form 10-K for DTE Energy Company
PART I

Item 1 — Business.

General

      The Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. The Company has no operations of its own, holding instead directly or indirectly, the stock of Detroit Edison and other subsidiaries engaged in energy-related businesses. Detroit Edison is the Company’s principal operating subsidiary, representing approximately 90% and 86% of the Company’s assets and revenues, respectively, at December 31, 1999. The Company has no employees. Detroit Edison has 8,523 employees and other Company affiliates have 363 employees.

      See Note 2 for information regarding the Company’s pending merger with MCN.

Non-Regulated Operations

      Affiliates of the Company are engaged in non-regulated businesses, including energy-related services and products. Such services and products include the operation of a pulverized coal facility and coke oven batteries, coal sourcing, blending and transportation, landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development, power marketing and trading, specialty engineering services and retail marketing of energy and other convenience products. Another affiliate, DTE Capital Corporation, has approximately $400 million of outstanding debt; the Company has decided to merge DTE Capital's operations into its own; DTE Capital will transfer all of its assets and liabilities to the Company.

      Non-regulated operating revenues of $681 million for 1999 were earned primarily from projects related to the steel industry and from energy trading activities.

Utility Operations

      Detroit Edison, incorporated in Michigan since 1967, is a public utility subject to regulation by the MPSC and FERC and is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. Detroit Edison’s service area includes about 13% of Michigan’s total land area and about half of its population (approximately five million people). Detroit Edison’s residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. 3,887 of Detroit Edison’s 8,523 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 2004 for 3,307 employees and the other agreement expires in August 2000 for 580 employees.

      Operating revenues, sales and customer data by rate class are as follows:

	1999	1998	1997

Operating Revenues (Millions)

Electric

Residential	$1,300	$1,253	$1,179

Commercial	1,629	1,553	1,501

Industrial	809	753	726

Other	309	343	251

Total	$4,047	$3,902	$3,657

Sales (Millions of kWh)

Electric
Residential	14,064	13,752	12,898

Commercial	19,546	18,897	17,997

Industrial	15,647	14,700	14,345

Other	2,595	2,357	1,855

Total System	51,852	49,706	47,095

Interconnection	3,672	5,207	3,547

Total	55,524	54,913	50,642

Electric Customers at Year-End (Thousands)

Electric
Residential	1,904	1,884	1,870

Commercial	182	181	178

Industrial	1	1	1

Other	2	2	2

Total	2,089	2,068	2,051

      Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads.

      During 1999, sales to automotive and automotive-related customers accounted for approximately 9% of total Detroit Edison operating revenues. Detroit Edison’s 30 largest industrial customers accounted for approximately 17% of total operating revenues in 1999, 1998 and 1997, and no one customer accounted for more than 4% of total operating revenues.

      Detroit Edison’s generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with four coal suppliers for a total purchase of up to 38 million tons of low-sulfur western coal to be delivered during the period from 2000 through 2005. It also has four contracts for the purchase of approximately 3.5 million tons of Appalachian coal to be delivered during the period from 2000 through 2001. These existing long-term coal contracts include provisions for price escalation as well as de-escalation.

Certain Factors Affecting Public Utilities

      The electric utility industry is changing as the transition to competition occurs. MPSC orders issued in 1997 through 1999 form the beginning of the restructuring of the Michigan electric public utility industry. The implementation of restructuring creates uncertainty as Electric Choice and the unbundling of utility products and services continues. While Detroit Edison is implementing MPSC orders pertaining to competition, Federal and Michigan legislation regarding competition is under discussion and pending.

      Restructuring presents serious issues, such as planning for peak sales and defining the scope of the public utility obligation. The introduction of Electric Choice has created uncertainty regarding the timing and level of customer load that may move to other suppliers.

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

Regulation and Rates

      Michigan Public Service Commission. Detroit Edison is subject to the general regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison’s conditions of service, rates and recovery of certain costs, accounting and various other matters.

      As discussed in Notes 1 and 3, MPSC orders issued in 1997 through 1999 have provided the beginning of the restructuring of the Michigan electric utility industry. Other restructuring and regulatory matters are discussed below.

      In July 1998, Detroit Edison filed a required review of its current depreciation expense with the MPSC. The application requested an effective increase in annual depreciation expenses of $66 million; an adjustment in rates was not requested. An order from the MPSC is expected in 2000.

      In an order issued December 28, 1998 related to the 1988 Settlement Agreement regarding Fermi 2, the MPSC requested parties to file briefs discussing whether the past MPSC orders surrounding Fermi 2 (including the June 1995 order regarding the retail wheeling experiment, the November 1997 order that reflected the net effect of the $53 million reduction associated with the Fermi 2 phase in for 1998 and a two-year amortization of incremental storm damage costs, and the December 1998 order regarding the accelerated amortization of Fermi 2) have fully accounted for the reductions in the Fermi 2 cost of service and, if not, what additional actions should be taken, as well as what actions are needed to revert to non-phase-in ratemaking in 2000. In March 1999, the MPSC ruled that no further action needed to be taken at this time.

      In March 1999, Detroit Edison filed for reconciliation of its MPSC jurisdictional PSCR revenues and expenses. Detroit Edison indicated that an underrecovery of $42.6 million, including interest, existed, and when offset by a Fermi 2 performance standard credit of $34 million, a net amount of $8.6 million remains to be collected from PSCR customers. An order could be issued by the MPSC in the first quarter 2000. In September 1999, Detroit Edison filed its 2000 PSCR plan case. Fuel and purchased power costs for 2000 are projected to increase by up to 6 percent, on average, over the corresponding forecast for 1999. Detroit Edison is seeking a corresponding increase in its PSCR Factor for 2000. An order is expected in the third quarter of 2000.

      In March 1999, the MPSC initiated new dockets to 1) evaluate the need to expedite the supplier licensing program as an alternative for suppliers to obtain local franchises and Certificates of Public Convenience and Necessity from the MPSC, and 2) to establish guidelines for transactions between affiliates. The MPSC has not yet issued orders on these issues.

      In September 1999, the MPSC approved an interim code of conduct filed by Detroit Edison. The interim code allows DTE Energy affiliated companies to participate in the Electric Choice program. The MPSC also opened a proceeding to develop a permanent code of conduct. An order from the MPSC is expected in the third quarter of 2000.

      Detroit Edison is under an obligation to solicit capacity from external suppliers, whenever it determines that additional capacity is required. In October 1999, Detroit Edison filed to use an alternative capacity solicitation process. Detroit Edison is proposing that if it decides to meet its capacity requirements by executing contracts with a term longer than one year, it will utilize a Request for Proposal (RFP) to solicit offers. Otherwise, as long as Detroit Edison has a need to procure summer capacity to serve native load customers, Detroit Edison will file an annual report with the MPSC outlining its expected summer generating needs and the method by which it expects to meet those needs. In December 1999, the MPSC asked interested parties to file comments on the revised capacity solicitation process in January 2000. Comments opposing the proposal, including the demand for a contested case hearing process, have been filed.

      Proceedings are pending before the MPSC concerning claims that Detroit Edison’s service is lacking in reliability in certain aspects. Detroit Edison must file with the MPSC its plan to address reliability concerns. The MPSC Staff will meet with Detroit Edison, other utilities, customer groups and other relevant parties to formulate recommendations to improve reliability. The MPSC Staff must file a report with the MPSC by March 31, 2000.

      On January 19, 2000, the MPSC ordered Detroit Edison to file a plan assessing its generation and transmission capacity for the upcoming summer and identifying their plans for meeting the electric demand of all electric customers. In addition, the MPSC asked Detroit Edison to include an assessment of the impact of the actions of their affiliates on its plan. The plan is to be filed with the Commission by February 8, 2000.

      On February 3, 2000, the MPSC approved Detroit Edison’s request to transfer River Rouge 1 assets to its affiliate, DTE River Rouge. The transfer price is set at $6.6 million, or two times the book value of the assets. The MPSC also found that 1) the transfer will benefit consumers, 2) is in the public interest and, 3) does not violate state law. The FERC requires that state commissions make these findings before it will accept an application for determination of Exempt Wholesale Generator (EWG) status. EWG status will allow the unit to sell power into the wholesale market. The MPSC conditioned its approval by requiring Detroit Edison to apply any proceeds above the current book balance to stranded costs, to offer the plant output first to retail marketers participating in Electric Choice, and to file reports with the MPSC detailing the prices, terms and conditions of its offers.

      Nuclear Regulatory Commission. The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2.

      Federal Energy Regulatory Commission. In 1996, the FERC issued Order 888, which requires public utilities to file open access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions, and Order 889, which requires public utilities and others to obtain transmission information for wholesale transactions through a system on the Internet. In addition, Order 889 requires public utilities to separate transmission operations from wholesale marketing functions.

      In July 1996, Detroit Edison filed its Pro Forma Open Access Transmission Tariff in compliance with FERC Order 888. During 1997, Detroit Edison negotiated a partial settlement regarding the price and terms and conditions of certain services provided as part of the tariff. Several issues were litigated and an Order was issued in July 1999. Detroit Edison’s request for rehearing was denied by the FERC. Detroit Edison has filed a claim of appeal with the Federal Court of Appeals for the Sixth Circuit.

      Detroit Edison has a power pooling agreement with Consumers. In March 1997, a joint transmission tariff, filed by Detroit Edison and Consumers, became effective. In compliance with FERC Order 888, the tariff modified the pooling agreement to permit third-party access to transmission facilities utilized for pooled operations under non-discriminatory terms and conditions. As Detroit Edison and Consumers were unable to agree on other modifications to the pooling agreement, Detroit Edison has requested that the FERC approve its termination. Consumers has requested that the pooling agreement be continued. The FERC has not ruled on either of these requests.

      In February 1999, Detroit Edison submitted a request to the FERC for authorization to use certain plant accounts to recognize the impairment loss of Detroit Edison’s Fermi 2 plant and associated assets in accordance with generally accepted accounting principles. In March 1999, the Michigan Attorney General filed a protest with the FERC and requested that the FERC set the issue for hearing. In April 1999, Detroit Edison filed its response with the FERC, requesting that the FERC reject the Michigan Attorney General’s protest as an improper collateral attack on MPSC orders. The FERC has not made a ruling on these matters.

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

      Air. During 1997 and 1998, the EPA issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. See “Item 7 — Environmental Matters” for further discussion.

      Water. Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities reflect the “best technology available for minimizing adverse environmental impact.” Detroit Edison filed such demonstrations and the MDEQ Staff accepted all of them except those relating to the St. Clair and Monroe Power Plants for which it requested further information. Detroit Edison subsequently submitted the information. In the event of a final adverse decision, Detroit Edison may be required to install additional control technologies to further minimize the impact.

      Wastes and Toxic Substances. The Michigan Solid Waste and Hazardous Waste Management Acts, the Michigan Environmental Response Act, the Federal Resource Conservation and Recovery Act, Toxic Substances Control Act, and the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 regulate Detroit Edison’s handling, storage and disposal of its waste materials.

      The EPA and the MDEQ have aggressive programs regarding the clean-up of contaminated property. Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed of contaminants. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings.

      Conners Creek. The Conners Creek Power Plant was in reserve status from 1988 to 1998. In April, 1998 the MPSC issued an order granting Detroit Edison’s request to waive competitive bidding for Conners Creek and restart the plant. Although Detroit Edison believed that the plant complied with all applicable environmental requirements, the Michigan Department of Natural Resources and the Wayne County Air Quality Management Division issued notices of violation contending that Detroit Edison was required to obtain a series of new permits prior to plant operation. Subsequently the EPA issued a similar notice of violation.

      In August 1998, Detroit Edison filed suit seeking a review of determinations asserted by the state and local agencies that Detroit Edison’s activities in reactivating the Conners Creek power plant were in violation of certain environmental regulations.

      In January 1999, the Department of Justice (DOJ) on behalf of the EPA sent Detroit Edison a Demand Letter requiring the payment of $2.3 million in civil penalties and an unconditional commitment to abandon the use of the facility as a coal plant. Detroit Edison rejected the DOJ/EPA demand and the DOJ/EPA filed suit. In March 1999, the United States District Court for the Eastern District of Michigan issued an Interim Remedial Order which allowed the company to convert the plant and operate it as a gas-fired facility. This was accomplished in time for the Conners Creek Power Plant to help meet record electricity demand in the summer of 1999. Detroit Edison is presently trying to resolve the remaining outstanding issues through settlement discussions. It is impossible to predict what impact, if any, the outcome of this will have upon Detroit Edison.

Non-Regulated

      The Company’s non-regulated affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. These non-regulated affiliates are in substantial compliance with all environmental requirements.

Executive Officers of the Registrant

			Present
			Position
Name	Age(a)	Present Position	Held Since

Anthony F. Earley, Jr.	50	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Member of the Office of the President	8-1-98

Larry G. Garberding	61	Executive Vice President and Chief Financial Officer Member of the Office of the President since December 1998	1-26-95

Gerard M. Anderson	41	President and Chief Operating Officer – DTE Energy Resources, and Member of the Office of the President	8-1-98

Robert J. Buckler	50	President and Chief Operating Officer – DTE Energy Distribution, and Member of the Office of the President	8-1-98

Michael E. Champley	51	Senior Vice President	4-1-97

S. Martin Taylor	59	Senior Vice President	4-28-99

Susan M. Beale	51	Vice President and Corporate Secretary	12-11-95

Leslie L. Loomans	56	Vice President and Treasurer	1-26-95

David E. Meador	42	Vice President	4-28-99

Christopher C. Nern	55	Vice President and General Counsel	1-26-95

      (a) As of December 31, 1999

      Under the Company’s By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified.

      Pursuant to Article VI of the Company’s Articles of Incorporation, directors of the Company will not be personally liable to the Company or its shareholders in the performance of their duties to the full extent permitted by law.

      Article VII of the Company’s Articles of Incorporation provides that each person who is or was or had agreed to become a director or officer of the Company, or each such person who is or was serving or who had agreed to serve at the request of the Board of Directors as an employee or agent of the Company or as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including the heirs, executors, administrators or estate of such person), shall be indemnified by the Company to the full extent permitted by the Michigan Business Corporation Act or any other applicable laws as presently or hereafter in effect. In addition, the Company has entered into indemnification agreements with all of its officers and directors, which agreements set forth procedures for claims for indemnification as well as contractually obligating the Company to provide indemnification to the maximum extent permissible by law.

      The Company and its directors and officers in their capacities as such are insured against liability for alleged wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $100 million.

      Other Information. Pursuant to the provisions of the Company’s By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board at 12.

      The MCN merger agreement provides that at the completion of the merger, the Company will promptly increase the size of its board of directors or exercise its best efforts to secure the resignation of its present directors in order to cause Mr. Alfred R. Glancy III and two additional persons selected by MCN after consultation with the Company from among MCN’s directors as of the date of the merger agreement to be appointed to the Company’s board of directors.

      After the merger, Stephen E. Ewing, currently President and Chief Operating Officer of MCN, is expected to be added as a Member of the Office of the President.

Item 2 — Properties.

      Detroit Edison

      The summer net rated capability of Detroit Edison’s generating units is as follows:

	Location By
	Michigan	Summer Net		Year
Plant Name	County	Rated Capability (1) (2)		in Service

		(MW)
Fossil-fueled Steam-Electric

Belle River (3)	St. Clair	1,026	9.3%	1984 and 1985
Conners Creek	Wayne	167	1.5	1999

Greenwood	St. Clair	785	7.1	1979

Harbor Beach	Huron	103	0.9	1968

Marysville	St. Clair	167	1.5	1930, 1943 and 1947

Monroe (4)	Monroe	3,000	27.3	1971, 1973 and 1974

River Rouge	Wayne	510	4.6	1957 and 1958

St. Clair	St. Clair	1,402	12.8	1953, 1954, 1961 and 1969

Trenton Channel	Wayne	725	6.6	1949, 1950 and 1968

		7,885	71.6%

Oil or Gas-fueled Peaking Units	Various	1,102	10.0	1966-1971, 1981 and 1999

Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,101	10.0	1988

Hydroelectric Pumped Storage Ludington (6)	Mason	917	8.4	1973

		11,005	100.0%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes two oil-fueled units, River Rouge Unit No. 1 (206 MW) and St. Clair Unit No. 5 (250 MW), in economy reserve status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 5.

(4)	The Monroe Power Plant provided 33.7% of Detroit Edison’s total 1999 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 306 MW to First Energy for the six-year period June 1, 1996 through May 31, 2002.

      Detroit Edison and Consumers are parties to an Electric Coordination Agreement providing for emergency assistance, coordination of operations and planning for bulk power supply, with energy interchanged at nine interconnections. Detroit Edison and Consumers also have interchange agreements to exchange electric energy through 12 interconnections with FirstEnergy, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency, Rouge Steel Company and the City of Wyandotte.

      Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $34 million, $31 million and $31 million for 1999, 1998 and 1997, respectively, and is currently estimated at $43 million for 2000.

      Detroit Edison’s electric generating plants are interconnected by a transmission system operating at up to 345 kilovolts through 37 transmission stations. As of December 31, 1999, electric energy was being distributed in Detroit Edison’s service area through 616 substations over 3,682 distribution circuits.

      Because Detroit Edison must currently import power to meet peak loads in the summer, transmission capacity is a necessary requirement to serve customers reliably during peak load periods. As a result of certain transmission procedures, there continues to be uncertainty surrounding the ability of Detroit Edison to import power reliably into Michigan. To relieve this uncertainty, additional efforts to secure firm transmission rights continue to be necessary, as well as additional in-state generating capability.

      Detroit Edison acquired significant additional commitments in 1999 from other utilities, and modified operating practices to provide flexibility to respond to increasing uncertainties of load and market conditions. Detroit Edison also added 550 MW of gas-fired combustion turbine peakers, and completed the conversion of the Conners Creek Plant to natural gas fuel.

Non-Regulated

      Non-regulated property primarily consists of a coke oven battery facility and a coal processing facility located in River Rouge, Michigan, and a coke oven battery facility in Burns Harbor, Indiana, along with 22 landfill gas projects located throughout the United States.

Item 3 — Legal Proceedings.

      Detroit Edison, in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 1999, Detroit Edison was named as defendant in 164 lawsuits involving claims for personal injuries and property damage and had been advised of 29 other potential claims not evidenced by lawsuits.

      From time to time, Detroit Edison has paid nominal penalties which were administratively assessed by the United States Coast Guard, United States Department of Transportation under the Federal Water Pollution Control Act, as amended, with respect to minor accidental oil spills at Detroit Edison’s power plants into navigable waters of the United States. Payment of such penalties represents full disposition of these matters.

      See “Note 12 — Commitments and Contingencies” and “Environmental Matters, Detroit Edison, Conners Creek” herein for additional information.

Item 4 — Submission of Matters to a Vote of Security Holders.

(a) At a special meeting of the holders of Common Stock of the Company held on December 20, 1999, a proposal to approve the issuance of shares of common stock, without par value, of the Company pursuant to the Agreement and Plan of Merger, dated as of October 4, 1999, as amended, among the Company, MCN, and DTE Enterprises, Inc., a wholly owned subsidiary of the Company, pursuant to which MCN will be merged with and into DTE Enterprises and will become a wholly owned subsidiary of the Company was ratified with the votes shown:

For	Against	Abstain

99,767,427	4,621,731	1,671,678

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company’s Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

Dividends
		Price Range		Paid

Calendar Quarter		High	Low	Per Share

1998	First Second Third Fourth	39-5/8 42 45-5/16 49-1/4	33-1/2 37-11/16 39-3/16 41-7/16	$0.515 0.515 0.515 0.515

1999	First Second Third Fourth	43-3/4 44-11/16 41-7/8 37-5/16	37-15/16 38-1/4 35-3/16 31-1/16	$0.515 0.515 0.515 0.515

      At December 31, 1999, there were 145,041,324 shares of the Company’s Common Stock outstanding. These shares were held by a total of 103,858 shareholders of record.

      The Company’s By-Laws provide that Chapter 7B of the Michigan Business Corporation Act (“Act”) does not apply to the Company. The Act regulates shareholder rights when an individual’s stock ownership reaches at least 20 percent of a Michigan corporation’s outstanding shares. A shareholder seeking control of the Company cannot require the Company’s Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act. See “Note 7 — Shareholders’ Equity” for additional information, including information concerning the Rights Agreement, dated as of September 23, 1997.

      The amount of future dividends will depend on the Company’s earnings, financial condition and other factors, including the effects of utility restructuring and the transition to competition, each of which is periodically reviewed by the Company’s Board of Directors and the successful completion of the pending merger with MCN.

      Pursuant to Article I, Section 8. (c) and Article II, Section 3.(c) of the Company’s By-laws, as amended through May 1, 1999, notice is given that the 2001 Annual Meeting of the Company’s Common Shareholders will be held on Wednesday, April 25, 2001.

Item 6 — Selected Financial Data.

		Year Ended December 31

	1999	1998	1997	1996	1995

		(Millions, except per share amounts)
Operating Revenues	$4,728	$4,221	$3,764	$3,645	$3,636

Net Income	$483	$443	$417	$309	$406

Earnings Per Common Share — Basic and Diluted	$3.33	$3.05	$2.88	$2.13	$2.80

Dividends Declared Per Share of Common Stock	$2.06	$2.06	$2.06	$2.06	$2.06

At year end:

Total Assets	$12,316	$12,088	$11,223	$11,015	$11,131

Long-Term Debt Obligations (including capital leases) and Redeemable Preferred and Preference Stock Outstanding	$4,052	$4,323	$4,058	$4,038	$4,004

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GROWTH

To sustain long-term earnings growth of 6% annually, DTE Energy Company (Company) has developed a business strategy focused on its core competencies, consisting of expertise in developing, managing and operating energy assets, including coal sourcing, blending and transportation skills. As part of this strategy, it was expected that one new line of business would be developed in 1999 through acquisition or start-up.

As discussed in Note 2, the Company and MCN Energy Group Inc. (MCN) have entered into a merger agreement. Subject to the receipt of all regulatory approvals, and the satisfaction of other agreed upon conditions, the merger is expected to be completed in the first half of 2000. The Company expects that completion of the merger will result in the issuance of approximately 30 million additional shares of its common stock and approximately $1.4 billion in external financing. The merger is expected to create a fully integrated electric and natural gas company that would be able to achieve an average of $60 million in after-tax cost savings per year during the first 10 years of the merger due to anticipated cost reductions. This business combination is also expected to be accretive by $0.05 to the Company’s earnings per share for the year 2001, and is expected to strongly support the Company’s commitment to a long-term earnings growth rate of 6%. The merger is expected to permit the Company to be responsive to competitive pressures. The external financing needs of the merger may create a sensitivity to interest rate changes; and the Company will need to successfully integrate the two operations in order to be able to service the expected debt requirements and achieve aggregate operating cost reductions.

The Company is building a portfolio of growth businesses that leverage its skills and build upon key customer relationships. These growth businesses include on-site energy projects and services, coal transportation and processing, and energy marketing and trading. These businesses contributed $69 million to Company earnings in 1999; the earnings contribution is expected to increase in the future.

The Company’s long-term growth strategy recognizes the fact that competition, new technologies and environmental concerns will have a significant impact on reshaping the electric utility industry. As a result, the Company is investing in new energy-related technologies such as distributed generation, including fuel cells, and renewable sources of energy.

The Company believes that its financial and technological resources, experience in the energy field and strategic growth plan position it well to compete in the changing energy markets, as competition is introduced in Michigan and across the United States.

ELECTRIC INDUSTRY RESTRUCTURING

The Detroit Edison Company (Detroit Edison), the principal operating subsidiary of the Company, is subject to regulation by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). Michigan legislators and regulators have focused on competition and Electric Choice in the Michigan electric public utility industry. Electric Choice would give all retail customers the opportunity to access competitive generation resources. The MPSC is committed to opening the electric generation market in Michigan to competition and as a result has issued several Orders relating to restructuring and competition.

Various bills have been introduced and proposed for introduction at the federal level and in the Michigan Legislature addressing competition in the electric markets. The Company and Detroit Edison are reviewing these bills and continue to work with the parties involved to develop proposals that are fair for the Company and its shareholders. While the impacts of the adoption and implementation of one or more of these legislative proposals are unknown, they may include generation divestiture, securitization, and possible reductions in earnings. In the meantime, Detroit Edison is voluntarily proceeding with the implementation of Electric Choice as provided for in MPSC Orders and pursuing the recovery of stranded costs.

Michigan Public Service Commission

Background

Details on restructuring the electric generation market began to emerge in 1996 with the issuance of a MPSC Staff Report on Electric Industry Restructuring. MPSC Orders issued since that time have stated that Michigan utilities should recover stranded costs during a transition period ending December 31, 2007.

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

MPSC Orders issued in 1998 identified a phased-in approach to restructuring, whereby Detroit Edison would implement Electric Choice in 225 megawatt (MW) blocks of power through the transition period, with 1,125 MW, or approximately 12.5% of total load, made available at the end of the transition period, with all remaining load available for direct access on January 1, 2002. Detroit Edison has received MPSC approval of accelerated amortization of the Fermi 2 nuclear plant. As discussed in Note 3, the December 28, 1998 MPSC Order, while granting Detroit Edison’s request, imposed several conditions for the recovery of Fermi 2 costs.

In March 1999, Detroit Edison filed an application with the MPSC for a review of its stranded costs, including Electric Choice implementation costs. MPSC staff and intervenors have made filings in opposition to certain of Detroit Edison’s proposals for the recovery of stranded costs. A final order is not expected before the end of the first quarter of 2000. While uncertainties exist regarding the ultimate amount of costs to be recovered, including potential disallowances for the recovery of recorded regulatory assets, recovery of costs to be incurred to implement Electric Choice, and recovery of other stranded costs, the MPSC has ruled that stranded costs are recoverable.

In July 1999, the Association of Businesses Advocating Tariff Equity (ABATE) made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC Order authorizing the accelerated amortization of Fermi 2. Detroit Edison supports a revenue deficiency of $33 million. The MPSC staff concluded that no revenue sufficiency exists when Detroit Edison’s pending required review of its depreciation rates is taken into account. Detroit Edison requested an increase of $66 million in annual depreciation expense with no corresponding increase in rates. The Michigan Attorney General proposes the reversal of the December 28, 1998 Fermi 2 Amortization Order. A final MPSC order is not expected until the end of the first quarter of 2000. Detroit Edison is unable to predict the outcome of this proceeding.

Electric Choice

On June 29, 1999, the Michigan Supreme Court, on a 4-3 vote, issued an opinion determining that the MPSC lacked authority to order experimental retail wheeling in the context of an Electric Choice program. The court reversed an earlier Michigan Court of Appeals opinion finding such authority and vacated two MPSC orders directing implementation of the experimental program. The court held that the MPSC possesses no common law powers and may only exercise authority clearly conferred upon it by the Legislature. It stated that retail wheeling issues involve many policy concerns and stated that the Legislature, not the court, is the body that must consider and weigh the economic and social costs, and benefits of electric restructuring.

In September 1999, Detroit Edison filed a letter with the MPSC reaffirming the decision to expeditiously move ahead with the voluntary implementation of Electric Choice. In September 1999, the bidding on 225 MW was fully subscribed. The second and third bid periods that ended in November 1999 and January 2000, respectively, were also fully subscribed. Two additional bidding phases are contemplated, with 225 MW each closing in March and November 2000.

The Electric Choice Program began in December 1999, when Detroit Edison delivered energy from an alternate supplier in the 90 MW portion of the program. However, several technical issues still remain to be resolved before Electric Choice can be fully implemented. Detroit Edison has spent approximately $29 million through December 31, 1999 and estimates that expenditures of up to $120 million may be required through 2001 to fully implement the program, and is currently deferring the costs as a regulatory asset.

Detroit Edison anticipates that Electric Choice will result in a decrease in annual sales as well as a decrease in peak demand over the next five years. These decreases are not expected to have a significant impact on the Company’s net income due to the opportunity for non-regulated sales outside of Detroit Edison’s service territory.

Federal Energy Regulatory Commission

Detroit Edison is regulated at the federal level by the FERC with respect to accounting, sales for resale in interstate commerce, certain transmission services, issuances of securities, licensing of hydro and pumping stations and other matters. The FERC, as a policy matter, believes that transmission should be made available on a non-discriminatory basis.

In a Final Rule issued in December 1999, the FERC required that all public utilities that own, operate or control interstate transmission file by October 15, 2000, a proposal for a Regional Transmission Organization (RTO) or, alternatively, a description of any efforts made by the utility to participate in an existing RTO or the reasons for not participating and any obstacles to such participation, and any plans for further work toward participation. Any proposed RTO is to be operational by December 15, 2001. The FERC said it wants RTOs in place nationwide to facilitate the development of an open and more competitive market in bulk power sales of electricity. A public utility that is a member of an existing transmission entity that conforms to Independent System Operator (ISO) principles identified by the FERC would have until January 15, 2001 to explain the extent to which the organization meets the minimum standards for a RTO.

In June 1999, Detroit Edison, along with Consumers Energy Co., the American Electric Power Service Corp., FirstEnergy Corp., and Virginia Electric and Power Co., filed applications with FERC requesting approval of the Alliance RTO (Alliance). If approved by the FERC, the Alliance would operate over 43,000 miles of transmission lines in nine states. The Alliance companies hope to have the RTO begin operations in about 12 to 18 months after FERC approval.

The Alliance indicated it will ensure independent and nondiscriminatory operation of the regional grid, and provide flexibility to current and potential future members to allow them to divest their transmission assets if they so desire. The Alliance indicated that a separate for-profit transmission company, or transco, is a possible end-state and could be an attractive business model for independent management of transmission assets.

On December 20, 1999, the FERC issued an order conditionally approving the Alliance proposal, but indicated that certain elements needed modification or further development. The FERC also indicated that it would address the proposed tariff in a future order, but indicated in this order that the existing tariff included inappropriate multiple rates unacceptable to the FERC. It also indicated concerns with the governance structure and the regional configuration, believing that it may have created a potential barrier to east-west power transactions.

The FERC directed the Alliance to make a compliance filing, but did not include a deadline for this filing.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities, which is the Company’s primary source of liquidity, was $1,097 million in 1999, $834 million in 1998 and $905 million in 1997. Net cash from operating activities increased in 1999 due primarily to higher net income and non-cash items and lower cash used for current assets and liabilities. Net cash from operating activities decreased in 1998 compared to 1997 due primarily to increased accounts receivable and other non-cash items.

Cash Used for Investing Activities

Net cash used for investing activities was lower in 1999 due to lower investments in non-regulated businesses partially offset by increased plant and equipment expenditures by Detroit Edison. Net cash used for investing activities was higher in 1998 due to increased plant and equipment expenditures and non-regulated investments in coke oven batteries.

Cash requirements for 1999 Detroit Edison capital expenditures were $638 million. Detroit Edison’s cash requirements for capital expenditures are expected to be approximately $2.5 billion for the period 2000 through 2004, and are expected to be financed from operating cash flows.

Cash requirements for 1999 non-regulated investments and capital expenditures were $130 million. Excluding the effects of the planned merger with MCN, cash requirements for non-regulated investments and capital expenditures are expected to be approximately $1.1 billion for the period 2000 through 2004. Significant non-regulated investments are expected to be externally financed.

In February 2000, the Company’s board of directors authorized the repurchase of up to 10 million common shares. Stock purchases will be made from time to time on the open market or through negotiated transactions. The current program’s timeframe will depend on market conditions and is tentatively set to not exceed $100 million. Consistent with prior Company commitments to repurchase shares when funds were available, the Company has reduced its 2000 capital commitment by $100 million.

Cash (Used for) From Financing Activities

Net cash used for Company financing activities was $426 million in 1999 due to higher redemptions and reduced issuances of long-term debt.

Net cash from Company financing activities was higher in 1998 due to increases in long- and short-term borrowings, partially offset by redemptions of preferred stock and long-term debt.

The following securities were issued and redeemed in 1999:

Securities Issued	(Millions)

Mortgage Bonds
1999 Series A 5.55% issued in September	$118

1999 Series B 4.7% (variable) issued in August	40

1999 Series C 4.73% issued in September	67

1999 Series D floating rate issued in August	40

Total Issued	$265

Securities Redeemed
Mandatory Redemptions
Mortgage Bonds
1990 Series A, B, C 7.9%-8.4% redeemed in March	$19

1993 Series D 6.45% redeemed in April	100

1993 Series B 6.83% redeemed in December	50

1993 Series E 6.83% redeemed in December	50

Non-Recourse Debt	80

Early Redemptions
Mortgage Bonds
Series KKP 7.3% - 7.5% redeemed in September	40

1992 Series D 8.3% redeemed in November	24

1989 Series CC 7.5% redeemed in December	67

Unsecured Installment Sales Contracts
Series A 1989 7.75% redeemed in December	100

Series A 1989B 7.875% redeemed in December	18

Total Redeemed	$548

YEAR 2000

The Company spent approximately $85 million on the Year 2000 program through December 31, 1999. Year 2000 modification costs had no material impact on operating results or cash flows. No significant additional spending is anticipated since the Company and Detroit Edison experienced no Year 2000 related failures of mission critical systems during the rollover to the new millennium. Though there can be no assurances that Year 2000 issues can be totally eliminated, the Company and Detroit Edison anticipate no further impact on financial position, liquidity or results of operations resulting from Year 2000 issues. In addition, no assurances can be given that the systems of vendors, interconnected utilities and customers will not result in Year 2000 problems.

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

The EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call, giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. The EPA draft proposal suggests most emission reductions should come from utilities. If Michigan follows the EPA’s recommendations, it is estimated that Detroit Edison will incur $300 million of capital expenditures to comply. Both the ozone transport regulations and the new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals. Michigan has proposed regulations to address the ozone transport issue that would result in capital expenditures of approximately $100 million less than the EPA’s recommendations. Until the legal issues are resolved and the state issues its regulations, it is impossible to predict the full impact of the SIP call. Detroit Edison is unable to predict what effect, if any, restructuring of the electric utility industry would have on recoverability of such environmental costs.

MARKET RISK

Detroit Edison had investments valued at market of $361 million and $309 million in three nuclear decommissioning trust funds at December 31, 1999 and 1998, respectively. At December 31, 1999, these investments consisted of approximately 37% in fixed debt instruments, 59% in publicly traded equity securities and 4% in cash equivalents. At December 31, 1998, these investments consisted of approximately 33% in fixed debt instruments, 63% in publicly traded equity securities and 4% in cash equivalents. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices quoted by stock exchanges would result in an $11 million and $9 million reduction in the fair value of debt and a $21 million and $20 million reduction in the fair value of equity securities held by the trusts at December 31, 1999 and 1998, respectively.

A hypothetical 10% decrease in interest rates would increase the fair value of long-term debt from $4 billion to $4.5 billion at December 31, 1999 and from $4.8 billion to $5.3 billion at December 31, 1998.

DTE Energy Trading, Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, provides price risk management services utilizing energy commodity derivative instruments. The Company measures the risk inherent in DTE ET’s portfolio utilizing Value at Risk (VaR) analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. The Company reports VaR as a percentage of its earnings, based on a 95% confidence interval, utilizing 10-day holding periods. At December 31, 1999 and 1998, DTE ET’s VaR from its power marketing and trading activities was less than 1% of the Company’s consolidated “Income Before Income Taxes” for the years ended December 31, 1999 and 1998. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20-day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. For further information, see Notes 1 and 11.

RESULTS OF OPERATIONS

Net income for 1999 was up $40 million over 1998 earnings due primarily to lower income taxes resulting from tax credits generated by non-regulated businesses and the effects of the end of the Fermi 2 phase-in plan in 1998.

Net income for 1998 was up $26 million over 1997 earnings due to lower income taxes resulting from tax credits generated by non-regulated businesses.

Operating Revenues

Operating revenue was $4.7 billion, up 12% from 1998 operating revenue of $4.2 billion. Operating revenues increased (decreased) due to the following:

	1999	1998

	(Millions)
Detroit Edison Rate change	$(25)	$(8)

System sales volume and mix	151	220

Wholesale sales	(19)	51

Fermi 2 performance disallowances	34	(11)

Other — net	4	(7)

Total Detroit Edison	145	245

Non-regulated DTE Energy Resources	147	163

DTE Energy Trading	209	43

Other — net	6	6

Total Non-Regulated	362	212

Total	$507	$457

Detroit Edison kilowatt-hour (kWh) sales for 1999 and the percentage change by year were as follows:

	1999	1999	1998

	(Billions of kWh)
	Sales

Residential	14.1	2.3%	6.6%

Commercial	19.5	3.4	5.0

Industrial	15.6	6.4	2.5

Other (primarily sales for resale)	2.6	10.1	27.1

Total System	51.8	4.3	5.5

Wholesale sales	3.7	(29.5)	46.8

Total	55.5	1.1	8.4

In 1999, residential sales increased due to more heating demand, increased usage, and growth in the customer base. Commercial and industrial sales increased due to favorable economic conditions. In addition, industrial sales increased due to sales of replacement energy to the Ford Rouge plant. Wholesale sales decreased due to lower demand for energy and decreased availability of energy for sale over native load.

In 1998, residential sales increased due to more cooling demand and growth in the customer base. Commercial sales increased due to more cooling demand and favorable economic conditions. Industrial sales increased due to higher usage. Wholesale sales increased due to greater demand for energy and increased availability of energy for sale.

Non-regulated revenues were higher due to an increased level of operations, primarily DTE Energy Trading, and the addition of new businesses.

Operating Expenses

Fuel and Purchased Power

Net system output and average fuel and purchased power unit costs per megawatthour (MWh) for Detroit Edison were as follows:

	1999	1998	1997

	(Thousands of MWh)
Power plant generation

Fossil	43,016	44,091	42,162

Nuclear	9,484	7,130	5,523

Purchased power	6,959	7,216	6,146

Net system output	59,459	58,437	53,831

Average unit cost ($/MWh) Generation	$12.51	$12.76	$12.94

Purchased Power	$54.80	$42.26	$26.98

In 1999, fuel and purchased power expense increased due to higher purchased power unit costs and a 1.7% increase in net system output. The increase was partially offset by lower fuel unit costs primarily resulting from increased usage of low-cost nuclear fuel.

In 1998, fuel and purchased power expense increased for Detroit Edison due to higher purchased power unit costs as a result of price volatility during periods of unseasonably warm summer weather and an 8.6% increase in system output. These increases were partially offset by lower unit costs as a result of increased usage of low-cost nuclear fuel.

In 1999 and 1998, non-regulated purchased power expense increased due to the operations of DTE Energy Trading.

Operation and Maintenance

In 1999, operation and maintenance expenses increased $192 million. Higher non-regulated expenses of $162 million were due to an increased level of operations and the addition of new businesses. Higher Detroit Edison expenses of $30 million were due to increased system and customer enhancements ($22 million), higher Year 2000 expenses ($10 million), higher employee benefit costs ($9 million), and generation reliability and maintenance work to address unplanned outages ($8 million), partially offset by lower storm expense ($19 million).

In 1998, operation and maintenance expenses increased $287 million. Higher non-regulated subsidiary expenses of $184 million were due to the increased level of non-regulated operations and the addition of new businesses. Higher Detroit Edison expenses of $103 million were due to higher Year 2000 expenses ($32 million), the 1997 storm expense deferral ($30 million), 1998 storm expense ($21 million), a 1997 insurance recovery ($15 million), 1997 storm amortization ($14 million), and the Conners Creek Power Plant restart ($13 million), partially offset by cost reductions ($22 million).

Depreciation and Amortization

In 1999, depreciation and amortization expense was higher due to higher levels of plant in service, the accelerated amortization of unamortized nuclear costs, the adjustment recording one-half of utility earnings in excess of the allowed 11.6% return on equity sharing threshold as additional nuclear cost amortization, and increased Fermi 2 decommissioning funding due to higher revenues.

In 1998, depreciation and amortization expense increased due primarily to increases in property, plant and equipment. These increases were almost entirely offset by lower Detroit Edison amortization of regulatory assets.

Interest Expense

In 1999, interest expense increased due to the write-off of unamortized bond issuance expense for early redemption of securities and higher short-term borrowing costs.

Interest expense increased in 1998 due primarily to the issuance of debt to finance asset acquisitions of non-regulated subsidiaries and the issuance of debt to redeem Detroit Edison’s preferred stock.

Income Taxes

Income tax expense for the Company decreased in 1999 and 1998 due primarily to increased utilization of alternate fuel credits generated from non-regulated businesses. The majority of alternate fuel credits are available through 2002, while others have been extended through 2007. The end of the Fermi 2 phase-in plan also contributed to the decrease in income tax expense for 1999.

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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending and proposed regulatory and legislative proceedings, the recovery of stranded costs, and possible reductions in earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and the success of non-regulated lines of business. In addition, expected results will be affected by the Company’s pending merger with MCN.

While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Item 8 — Financial Statements and Supplementary Data.

      The following consolidated financial statements and schedules are included herein.

Note: Detroit Edison’s financial statements are presented here for ease of reference and are not considered to be part of Part II — Item 8 of the Company’s report.

INDEPENDENT AUDITORS’ REPORT

To the Boards of Directors and Shareholders of
DTE Energy Company and
The Detroit Edison Company

We have audited the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries (together, the “Companies”) as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 26, 2000

DTE Energy Company
Consolidated Statement of Income
(Millions, Except Per Share Amounts)

	Year Ended December 31

	1999	1998	1997

Operating Revenues	$4,728	$4,221	$3,764

Operating Expenses

Fuel and purchased power	1,335	1,063	837

Operation and maintenance	1,480	1,288	1,001

Depreciation and amortization	735	661	660

Taxes other than income	277	272	265

Total Operating Expenses	3,827	3,284	2,763

Operating Income	901	937	1,001

Interest Expense and Other

Interest expense	340	319	297

Preferred stock dividends of subsidiary	—	6	12

Other — net	18	15	18

Total Interest Expense and Other	358	340	327

Income Before Income Taxes	543	597	674

Income Taxes	60	154	257

Net Income	$483	$443	$417

Average Common Shares Outstanding	145	145	145

Earnings per Common Share — Basic and Diluted	$3.33	$3.05	$2.88

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Statement of Cash Flows
(Millions)

	Year Ended December 31

	1999	1998	1997

Operating Activities

Net Income	$483	$443	$417

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	735	661	660

Other	(90)	(146)	(75)

Changes in current assets and liabilities:

Restricted cash	(10)	(67)	(54)

Accounts receivable	(94)	(84)	(36)

Inventories	(5)	(35)	(39)

Payables	30	99	(3)

Other	48	(37)	35

Net cash from operating activities	1,097	834	905

Investing Activities

Plant and equipment expenditures	(739)	(589)	(484)

Investment in non-regulated businesses	(29)	(408)	(216)

Net cash used for investing activities	(768)	(997)	(700)

Financing Activities

Issuance of long-term debt	265	763	250

Increase in short-term borrowings	156	189	32

Redemption of long-term debt	(548)	(255)	(196)

Redemption of preferred stock	—	(150)	—

Dividends on common stock	(299)	(299)	(299)

Net cash (used for) from financing activities	(426)	248	(213)

Net (Decrease) Increase in Cash and Cash Equivalents	(97)	85	(8)

Cash and Cash Equivalents at Beginning of the Year	130	45	53

Cash and Cash Equivalents at End of the Year	$33	$130	$45

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$340	$309	$290

Income taxes paid	152	160	243

New capital lease obligations	3	52	34

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Balance Sheet
(Millions, Except Per Share Amounts and Shares)

	December 31

	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$33	$130

Restricted cash	131	121

Accounts receivable
Customer (less allowance for doubtful accounts of $21 and $20, respectively)	388	320

Accrued unbilled revenues	166	153

Other	144	131

Inventories (at average cost)
Fuel	175	171

Materials and supplies	168	167

Other	105	39

	1,310	1,232

Investments

Nuclear decommissioning trust funds	361	309

Other	274	261

	635	570

Property

Property, plant and equipment	11,755	11,121

Property under capital leases	222	242

Nuclear fuel under capital lease	663	659

Construction work in progress	106	156

	12,746	12,178

Less accumulated depreciation and amortization	5,598	5,235

	7,148	6,943

Regulatory Assets	2,935	3,091

Other Assets	288	252

Total Assets	$12,316	$12,088

(See Notes to Consolidated Financial Statements.)

	December 31

	1999	1998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$273	$239

Accrued interest	57	57

Dividends payable	75	75

Accrued payroll	97	101

Short-term borrowings	387	231

Income taxes	61	69

Current portion long-term debt	270	294

Current portion capital leases	75	118

Other	309	208

	1,604	1,392

Other Liabilities

Deferred income taxes	1,925	1,888

Capital leases	114	126

Regulatory liabilities	262	294

Other	564	493

	2,865	2,801

Long-Term Debt	3,938	4,197

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 145,041,324 and 145,071,317 issued and outstanding, respectively	1,950	1,951

Retained earnings	1,959	1,747

	3,909	3,698

Commitments and Contingencies (Notes 1, 2, 3, 4, 10, 11, 12 and 13)
Total Liabilities and Shareholders’ Equity	$12,316	$12,088

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999		1998		1997

	Shares	Amount	Shares	Amount	Shares	Amount

Detroit Edison Cumulative Preferred Stock

Balance at beginning of year	—	$—	1,501	$144	1,501	$144

Redemption of Cumulative Preferred Stock	—	—	(1,501)	(150)	—	—

Preferred stock expense	—	—	—	6	—	—

Balance at end of year	—	$—	—	$—	1,501	$144

Common Stock

Balance at beginning of year	145,071	$1,951	145,098	$1,951	145,120	$1,951

Repurchase and retirement of common stock	(30)	(1)	(27)	—	(22)	—

Balance at end of year	145,041	$1,950	145,071	$1,951	145,098	$1,951

Retained Earnings

Balance at beginning of year		$1,747		$1,611		$1,493

Net income		483		443		417

Dividends declared on common stock ($2.06 per share)		(299)		(299)		(299)

Preferred stock expense		—		(6)		—

Other		28		(2)		—

Balance at end of year		$1,959		$1,747		$1,611

Total Shareholders’ Equity		$3,909		$3,698		$3,706

(See Notes to Consolidated Financial Statements.)

[This page intentionally left blank.]

The Detroit Edison Company
Consolidated Statement of Income
(Millions)

	Year Ended December 31

	1999	1998	1997

Operating Revenues	$4,047	$3,902	$3,657

Operating Expenses

Fuel and purchased power	1,106	1,021	837

Operation and maintenance	1,028	998	895

Depreciation and amortization	703	643	658

Taxes other than income	275	270	264

Total Operating Expenses	3,112	2,932	2,654

Operating Income	935	970	1,003

Interest Expense and Other

Interest expense	284	277	282

Other — net	6	15	16

Total Interest Expense and Other	290	292	298

Income Before Income Taxes	645	678	705

Income Taxes	211	260	288

Net Income	434	418	417

Preferred Stock Dividends	—	6	12

Net Income Available for Common Stock	$434	$412	$405

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Statement of Cash Flows
(Millions)

	Year Ended December 31

	1999	1998	1997

Operating Activities

Net Income	$434	$418	$417

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	703	643	658

Other	2	(217)	(62)

Changes in current assets and liabilities:

Accounts receivable	(70)	(51)	(18)

Inventories	(6)	(28)	(16)

Payables	17	64	(14)

Other	(52)	(25)	41

Net cash from operating activities	1,028	804	1,006

Investing Activities

Plant and equipment expenditures	(638)	(548)	(467)

Net cash used for investing activities	(638)	(548)	(467)

Financing Activities

Issuance of long-term debt	265	200	—

Increase (decrease) in short-term borrowings	131	231	(10)

Redemption of long-term debt	(468)	(219)	(185)

Redemption of preferred stock	—	(150)	—

Dividends on common and preferred stock	(319)	(328)	(331)

Net cash used for financing activities	(391)	(266)	(526)

Net (Decrease) Increase in Cash and Cash Equivalents	(1)	(10)	13

Cash and Cash Equivalents at Beginning of the Period	5	15	2

Cash and Cash Equivalents at End of the Period	$4	$5	$15

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$284	$269	$277

Income taxes paid	276	292	277

New capital lease obligations	3	52	34

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Balance Sheet
(Millions, Except Per Share Amounts and Shares)

	December 31

	1999	1998

ASSETS

Current Assets

Cash and cash equivalents	$4	$5

Accounts receivable
Customer (less allowance for doubtful accounts of $20 for 1999 and 1998)	316	307

Accrued unbilled revenues	166	153

Other	138	90

Inventories (at average cost)

Fuel	175	171

Materials and supplies	140	138

Other	29	21

	968	885

Investments

Nuclear decommissioning trust funds	361	309

Other	34	74

	395	383

Property

Property, plant and equipment	11,204	10,610

Property under capital leases	221	242

Nuclear fuel under capital lease	663	659

Construction work in progress	4	118

	12,092	11,629

Less accumulated depreciation and amortization	5,526	5,201

	6,566	6,428

Regulatory Assets	2,935	3,091

Other Assets	187	200

Total Assets	$11,051	$10,987

(See Notes to Consolidated Financial Statements.)

	December 31

	1999	1998

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$224	$211

Accrued interest	54	54

Dividends payable	80	80

Accrued payroll	90	86

Short-term borrowings	362	231

Income taxes	84	60

Current portion long-term debt	194	219

Current portion capital leases	75	118

Other	159	203

	1,322	1,262

Other Liabilities

Deferred income taxes	1,879	1,846

Capital leases	114	126

Regulatory liabilities	262	294

Other	562	484

	2,817	2,750

Long-Term Debt	3,284	3,462

Shareholders’ Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,677	1,562

	3,628	3,513

Commitments and Contingencies (Notes 1, 2, 3, 9, 10, 11 and 12)
Total Liabilities and Shareholders’ Equity	$11,051	$10,987

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholders’ Equity
(Millions, Except Per Share Amounts; Shares in Thousands)

	1999		1998		1997

	Shares	Amount	Shares	Amount	Shares	Amount

Cumulative Preferred Stock

Balance at beginning of year	—	$—	1,501	$144	1,501	$144

Redemption of Cumulative Preferred Stock	—	—	(1,501)	(150)	—	—

Preferred stock expense	—	—	—	6	—	—

Balance at end of year	—	$—	—	$—	1,501	$144

Common Stock	145,120	$1,451	145,120	$1,451	145,120	$1,451

Premium on Common Stock		$548		$548		$548

Common Stock Expense		$(48)		$(48)		$(48)

Retained Earnings

Balance at beginning of year		$1,562		$1,478		$1,392

Net income		434		418		417

Dividends declared
Common stock ($2.20 per share)		(319)		(319)		(319)

Cumulative Preferred Stock*		—		(6)		(12)

Preferred stock expense		—		(6)		—

Other		—		(3)		—

Balance at end of year		$1,677		$1,562		$1,478

Total Shareholders’ Equity		$3,628		$3,513		$3,573

*	At established rate for each series.

(See Notes to Consolidated Financial Statements.)

DTE Energy Company and The Detroit Edison Company
Notes to Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure and Principles of Consolidation

DTE Energy Company (Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act. The Company has no significant operations of its own, holding instead the stock of its principal operating subsidiary, The Detroit Edison Company (Detroit Edison), an electric public utility regulated by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC), and other energy-related businesses.

All majority owned subsidiaries are consolidated. Non-majority owned investments, including investments in limited liability companies, partnerships and joint ventures are accounted for using the equity method. All significant inter-company balances and transactions have been eliminated.

In October 1999, the Company’s investee, Plug Power Inc., completed its initial public offering (IPO) of shares of common stock at $15 per share. After the IPO, the Company owned approximately 32% of Plug Power’s outstanding common stock. As a result of Plug Power’s IPO, the Company recognized its proportionate share of Plug Power’s net assets immediately after the IPO and recorded an increase of $44 million in its investment and an after-tax increase of $28 million to retained earnings with no earnings impact in 1999.

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

Regulation and Regulatory Assets and Liabilities

Detroit Edison’s transmission and distribution business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost based ratemaking process which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Detroit Edison’s regulatory assets and liabilities are being amortized to revenue and expense as they are included in rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that rates are set at levels that will recover a utility’s costs and can be charged to and collected from customers.

MPSC Orders issued in 1997 and 1998 altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison. Therefore, effective December 31, 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71. Detroit Edison did not write off any regulatory assets as a result of the discontinuation of SFAS No. 71 for its generation business, since accounting guidance issued by the Financial Accounting Standards Board and its Emerging Issues Task Force permits the recording of regulatory assets which are expected to be recovered through regulated rates. A December 1998 MPSC Order authorized the recovery of an additional regulatory asset equal to the net book value of Fermi 2 at December 31, 1998, which includes recoverable income taxes, deferred tax credits and deferred amortization. See the following table of regulatory assets and liabilities, and Note 3 for further details.

Detroit Edison has recorded the following regulatory assets and liabilities at December 31:

	1999	1998

	(Millions)
Assets

Unamortized nuclear costs	$2,570	$2,808

Unamortized loss on reacquired debt	85	94

Recoverable income taxes	201	107

Power supply cost recovery	39	49

1997 storm damage costs	—	15

Electric Choice implementation costs	29	7

Other	11	11

Total Assets	$2,935	$3,091

Liabilities

Unamortized deferred investment tax credits	$177	$188

Fermi 2 capacity factor performance standard	63	86

Other	22	20

Total Liabilities	$262	$294

Unamoritized nuclear costs — See Note 3.

Unamortized loss on reacquired debt

In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue, or if related to the generation business, beginning in 2002 they will be amortized through 2007. See Note 3. Discount, premium and expense on early redemptions of debt subsequent to December 31, 1998 are charged to earnings if they relate to the generation business of Detroit Edison.

Recoverable income taxes

In 1993, the Company was required to adopt SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred income taxes be recorded at the current income tax rate for all temporary differences between the book and tax basis of assets and liabilities. Prior to 1993, only those deferred taxes that were authorized by the MPSC were recorded. Upon adoption of SFAS No. 109, the MPSC authorized the Company to record a regulatory asset providing assurance of future revenue recovery from customers for all deferred income taxes.

Power supply cost recovery (PSCR)

State legislation provides Detroit Edison a mechanism for recovery of changes in power supply costs for purchased power and generation based on a reconciliation of actual costs and usage which is subject to MPSC approval.

1997 storm damage costs

The costs of major storms in 1997 were deferred, as authorized by the MPSC, and were amortized into expense in 1998 and 1999 as they were recovered through rates.

Electric Choice implementation costs

Costs incurred to implement the Electric Choice Program are being deferred, with amortization planned to begin coincident with full implementation of the program.

Unamortized deferred investment tax credits

Investment tax credits utilized, which relate to utility property, were deferred and are amortized over the estimated composite service life of the related property.

Fermi 2 capacity factor performance standard

The MPSC has established a mechanism which provides for the disallowance of net incremental replacement power cost if Fermi 2 does not perform to certain operating criteria. A disallowance is imposed for the amount by which the Fermi 2 three-year rolling average capacity factor is less than the greater of either the average of the top 50% of U.S. boiling water reactors or 50%. An estimate of the incremental cost of replacement power is required in computing the reserve for amounts due customers under this performance standard.

Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Cash maintained for debt service requirements and other contractual obligations is classified as restricted cash.

Revenues

Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

Property, Retirement and Maintenance, Depreciation and Amortization

A summary of property by classification at December 31 is as follows:

	1999	1998

	(Millions)
Transmission and distribution
Property	$5,598	$5,354

Construction work in progress	1	3

Property under capital leases	4	5

Less accumulated depreciation	(2,180)	(2,063)

	3,423	3,299

Generation
Property	5,606	5,256

Construction work in progress	3	115

Property under capital leases	217	237

Less accumulated depreciation	(2,747)	(2,587)

	3,079	3,021

Nuclear fuel under capital lease	663	659

Less accumulated amortization	(599)	(551)

	64	108

Non-utility
Property	551	511

Construction work in progress	102	38

Property under capital leases	1	—

Less accumulated depreciation	(72)	(34)

	582	515

Total property	$7,148	$6,943

Utility properties are stated at original cost less regulatory disallowances and impairment losses. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, and the cost of new property installed, which replaces property retired, is charged to property accounts. Detroit Edison recognizes a provision for incremental costs of Fermi 2 refueling outages, including maintenance activities, anticipated to be incurred during the next scheduled Fermi 2 refueling outage. The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of utility plant, as a percent of average depreciable property, was 3.33%, 3.32% and 3.29% for 1999, 1998 and 1997, respectively.

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

Software Costs

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning with the project’s completion.

Debt Issue Costs

The costs related to the issuance of long-term debt are amortized over the life of each issue.

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

Accounting for Risk Management Activities

Trading activities of DTE Energy Trading, Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, are accounted for using the mark-to-market method of accounting. Under such method, DTE ET’s energy trading contracts, including both transactions for physical delivery and financial instruments, are recorded at market value. The resulting unrealized gains and losses from changes in market value of open positions are recorded as other current assets or liabilities. Current period changes in the trading assets or liabilities are recognized as net gains or losses in operating revenues. The market prices used to value these transactions reflect management’s best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. Realized gains and losses from transactions settled with cash are also recognized in operating revenues. Transactions settled by physical delivery of power are recorded gross in operating revenues and fuel and purchased power expense.

Detroit Edison continues to account for its forward purchase and sale commitments and over-the-counter options on a settlement basis.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133” was issued. SFAS No. 137 amends the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2001, but has not yet determined the impact of this new pronouncement on the consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

NOTE 2 — MERGER AGREEMENT

On October 4, 1999, the Company entered into a definitive merger agreement with MCN Energy Group Inc. (MCN). MCN, a Michigan corporation, is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution, electric power generation and energy marketing. MCN’s largest subsidiary is Michigan Consolidated Gas Company, a natural gas utility serving 1.2 million customers in more than 500 communities throughout Michigan. Shareholders of the Company have approved the issuance of the necessary shares of common stock to complete the merger and shareholders of MCN have approved the Agreement and Plan of Merger. The merger, which is also subject to a number of regulatory approvals and other agreed upon conditions, is expected to be completed in the first half of 2000. The merger agreement provides that the Company will acquire all outstanding shares of MCN for $28.50 per share in cash or 0.775 shares of Company common stock for each share of MCN common stock, subject to certain allocation procedures requiring that the aggregate number of shares of MCN common stock that will be converted into cash and the Company’s common stock will be equal to 55% and 45%, respectively, of the total number of shares of MCN common stock outstanding immediately prior to the merger. The transaction was preliminarily valued at $4.6 billion, which includes the assumption of approximately $2 billion of MCN’s debt. The Company expects to continue as an exempt public utility holding company after the completion of the merger.

NOTE 3 — REGULATORY MATTERS

Detroit Edison is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its Orders pertaining to Detroit Edison’s conditions of service, rates and recovery of certain costs including the costs of generating facilities. MPSC Orders issued December 1988, January 1994, November 1997, December 1998 and March 1999, are currently in effect with respect to Detroit Edison’s rates and certain other revenue, accounting and operating-related matters.

Electric Industry Restructuring

There are ongoing proceedings for the restructuring of the Michigan electric public utility industry and the implementation of Electric Choice. During the period from 1997 through 1999, the MPSC issued several Orders relating to Electric Choice and competition.

In a December 28, 1998 Order, as clarified March 8, 1999, the MPSC authorized the accelerated amortization of the remaining net book balances (as of December 31, 1998) of Fermi 2 and its associated regulatory assets in a manner that will provide an opportunity for full recovery under current rates from bundled customers and through transition surcharges from future retail access customers, taking into account the related tax consequences of those assets, by December 31, 2007.

The December 28, 1998 Order, as clarified March 8, 1999, imposed conditions for the recovery by Detroit Edison of accelerated amortization of Fermi 2 and on March 8,

1999, the MPSC issued Orders clarifying several issues related to Electric Choice. As a result of the Order, as clarified, Detroit Edison:

•	Reduced its base rates by approximately $94 million annually , effective January 1, 1999 and effective January 1, 2000, by an additional $15 million to reflect the expiration of the two-year extraordinary storm damage surcharge;

•	Indicated it will reduce its jurisdictional retail rates by removing the Fermi 2 regulatory asset, referred to in Note 1 as unamortized nuclear costs, from rate base on a pro rata jurisdictional rate basis when such asset reaches zero, which is currently anticipated to occur January 1, 2008;

•	Indicated that while it has no plans to sell Fermi 2, should such a sale occur, it will return to customers the difference between Fermi 2’s net book value (currently recorded as a regulatory asset) at the time of sale and the actual sale price; and the MPSC will be advised of a purchase of Detroit Edison during the accelerated amortization period so that the MPSC may determine whether the proposed transaction is in the public interest and properly balances the interests of investors and customers;

•	Agreed that should Detroit Edison seek to abandon Fermi 2 (which Detroit Edison has no plans to do) during the accelerated amortization period, and only if electric generation has not been deregulated by either Michigan state or federal action, Detroit Edison will initiate a contested case proceeding before the MPSC seeking approval of the abandonment;

•	Indicated that if its earned rate of return exceeds its authorized rate of return during the period of time that amortization of Fermi 2 is being accelerated, it will apply 50% of the excess earnings to reduce its stranded investment in Fermi 2;

•	Indicated it will implement a 90 megawatt (MW) Electric Choice pilot program and will also begin the phase-in of full Electric Choice commencing in 1999, with full Electric Choice effective January 1, 2002; and

•	Indicated it will use its “best efforts” to provide standby service to Electric Choice customers. Best efforts means that Detroit Edison must make the service available to Electric Choice customers who request it, but Detroit Edison does not have to build or purchase new capacity or interrupt firm customers to provide the service. Standby service is to be priced at Detroit Edison’s top incremental cost plus 1 cent.

Several parties have filed petitions for rehearing or clarification; the MPSC has not ruled on these petitions. The Association of Businesses Advocating Tariff Equity in Michigan (ABATE) has also filed an appeal with the Michigan Court of Appeals. Detroit Edison is unable to determine the timing or outcome of these proceedings.

Accounting Implications

Detroit Edison accounts for its transmission and distribution business in accordance with SFAS No. 71. Continued application of SFAS No. 71 by Detroit Edison requires: 1) third party regulation of rates, 2) cost-based rates, and 3) a reasonable assumption that all costs will be recoverable from customers through rates.

Due to the restructuring orders which provided sufficient details regarding the transition to competition for its electric generation business, effective December 31, 1998, Detroit

Edison adopted the provisions of SFAS No. 101, “Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71,” for its electric generation business. SFAS No. 101 requires an evaluation to be performed to determine whether or not indications of impairment exist for plant assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the elimination of certain effects of rate regulation that have been recognized as assets or liabilities pursuant to SFAS No. 71.

At December 31, 1998, Detroit Edison performed an impairment test of its Fermi 2 nuclear generation plant and related regulatory assets pursuant to SFAS No. 121. The impairment test for Fermi 2 indicated that it was fully impaired. Therefore, the Fermi 2 plant asset and its related regulatory assets were written off. At December 31, 1998, the accumulation of future regulatory recovery for Fermi 2 assets from bundled customers and transition surcharges from future retail access customers was calculated. Since the December 28, 1998 MPSC Order provides for full recovery of Fermi 2 through the regulated transmission and distribution business, a regulatory asset was established which will be amortized through December 31, 2007. There was no impact on income from the write off of the Fermi 2 plant assets and subsequent recording of the regulatory asset for unamortized nuclear costs.

1988 Settlement Agreement

The December 1988 MPSC Order established for the period January 1989 through December 2003: 1) a cap on Fermi 2 capital additions of $25 million per year, in 1988 dollars adjusted by the Consumers Price Index (CPI), cumulative, 2) a cap on Fermi 2 non-fuel operation and maintenance expenses adjusted by the CPI, and 3) a capacity factor performance standard based on a three-year rolling average commencing in 1991. For a capital investment of $200 million or more (in 1988 dollars adjusted by the CPI), Detroit Edison must obtain prior MPSC approval to include the investment in rate base. Under the cap on Fermi 2 capital expenditures, the cumulative amount available totals $76 million (in 1999 dollars) at December 31, 1999. In a 1999 filing on the true-up of stranded costs, Detroit Edison requested continued recovery of Fermi 2 capital additions through 2007, which is the end of the transition period for stranded cost recovery as ordered by the MPSC. The 1999 Fermi 2 capital additions of $27 million are recorded as a regulatory asset. Under the cap on Fermi 2 non-fuel operation and maintenance expenses, the cumulative amount available totals $143 million (in 1999 dollars) at December 31, 1999.

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

In accordance with a November 1997 MPSC Order, Detroit Edison reduced revenues by $53 million to reflect the scheduled reduction in the revenue requirement for Fermi 2, in accordance with the 1988 settlement agreement. The $53 million decrease is included in the $94 million decrease effective January 1, 1999. In addition, the November 1997 MPSC Order authorized the deferral of $30 million of 1997 storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. In December 1997, ABATE and the Residential Ratepayer Consortium filed a lawsuit in Ingham County Circuit Court contending that Detroit Edison and the MPSC breached the December 1988 MPSC Order but the lawsuit was subsequently dismissed. The Michigan Attorney General has filed an appeal of the November 1997 Order in the Michigan Court of Appeals. In June 1999, in an unpublished opinion, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 Order. Detroit Edison filed a motion for rehearing with the Michigan Court of Appeals in July 1999, but the motion was subsequently dismissed. Detroit Edison is unable to determine the timing or the outcome of the remand.

NOTE 4 — FERMI 2

General

Fermi 2, a nuclear generating unit, began commercial operation in January 1988. The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 MW. This unit represents approximately 11% of total operation and maintenance expenses and 10% of summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998 and an equivalent regulatory asset was established.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection. Consequently, Fermi 2 is subjected to greater scrutiny than a conventional fossil-fueled plant. See Note 3.

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

Detroit Edison maintains insurance policies with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2’s unavailability due to an insured event. These policies have a 12-week waiting period and provide for three years of coverage.

Under the NEIL policies, Detroit Edison could be liable for maximum retrospective assessments of up to approximately $20 million per loss if any one loss should exceed the accumulated funds available to NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988, deferred premium charges of $84 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 1999, there were 106 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.89 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

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

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 1999, 1998 and 1997 Detroit Edison collected $38 million, $36 million and $36 million, respectively, from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense and in other liabilities. Net unrealized gains of $4 million and $37 million in 1999 and 1998, respectively, were recorded as increases to the nuclear decommissioning trust funds and other liabilities. Investments in debt and equity securities held within the external trust funds are classified as “available for sale.”

At December 31, 1999, Detroit Edison had a reserve of $314 million for the future decommissioning of Fermi 2, $12 million for low-level radioactive waste disposal costs, and $35 million for the future decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. These reserves are included in other liabilities, with a like amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2 when its license expires in the year 2025 will be $688 million in 1999 dollars and $3 billion in 2025 dollars using a 6% inflation rate, and the cost of decommissioning Fermi 1 in 2025 is $34 million in 1999 dollars and $161 million in 2025 dollars using a 6% inflation rate.

Fermi 2 Phase-In Plan

SFAS No. 92, “Regulated Enterprises — Accounting for Phase-in Plans,” permits the capitalization of costs deferred for future recovery under a phase-in plan. Based on a MPSC-authorized phase-in plan, Detroit Edison recorded a receivable totaling $506.5 million from 1988 through 1992. Beginning in 1993 and ending in 1998, these amounts were amortized to operating expense as they were included in rates. Amortization of these amounts totaled $84 million and $112 million in 1998 and 1997, respectively.

Capacity Factor Performance Standard

The capacity factor disallowances for 1998 and 1999 have not yet been determined by the MPSC. At December 31, 1999 and 1998, Detroit Edison had accruals of $63 million and $86 million, respectively, for the Fermi 2 capacity factor performance standard disallowances that are expected to be imposed by the MPSC for 1998 and 1999, and for the estimated impact on the 2000 capacity factor disallowance resulting from Fermi 2’s lower than expected capacity utilization in 1998.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the United States Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage and estimates that existing storage capacity will be sufficient until 2001, or until 2015 with expansion of such storage capacity. Plans are currently under way to complete the expansion project by 2001.

NOTE 5 — JOINTLY-OWNED UTILITY PLANT

Detroit Edison’s portion of jointly-owned utility plant is as follows:

	Belle River	Ludington Pumped Storage

In-service date	1984-1985	1973

Ownership interest	*	49%

Investment (millions)	$1,031	$190

Accumulated depreciation (millions)	$417	$90

*	Detroit Edison’s ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 1999, 75% in facilities used in common with Unit No. 2.

Belle River

The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant and is responsible for the same percentage of the plant’s operation and maintenance expenses and capital improvements.

Ludington Pumped Storage

Operation, maintenance and other expenses of the Ludington Pumped Storage Plant are shared by Detroit Edison and Consumers Energy Company in proportion to their respective ownership interests in the plant.

NOTE 6 — INCOME TAXES

Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

	1999	1998	1997

Statutory income tax rate	35.0%	35.0%	35.0%

Deferred Fermi 2 depreciation and return	—	3.9	4.6

Investment tax credit	(1.9)	(2.5)	(2.1)

Depreciation	1.5	5.1	4.6

Removal costs	(2.3)	(1.9)	(1.5)

Alternate fuels credit	(21.3)	(13.1)	(3.5)

Other-net	0.1	(1.0)	0.4

Effective income tax rate	11.1%	25.5%	37.5%

Components of income tax expense were as follows:

	1999	1998	1997

	(Millions)
Current federal income tax expense	$144	$143	$267

Deferred federal income tax (benefit) expense — net	(73)	26	5

Investment tax credit	(11)	(15)	(15)

Total	$60	$154	$257

Internal Revenue Code Section 29 provides a tax credit (alternate fuels credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year. The alternate fuels credit reduced current federal income tax expense $116 million, $79 million and $24 million for 1999, 1998 and 1997 respectively.

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	1999	1998

	(Millions)
Property	$(1,209)	$(1,139)

Unamortized nuclear costs	(899)	(983)

Property taxes	(66)	(66)

Investment tax credit	96	154

Reacquired debt losses	(30)	(32)

Contributions in aid of construction	73	63

Other	51	55

	$(1,984)	$(1,948)

Deferred income tax liabilities	$(2,463)	$(2,447)

Deferred income tax assets	479	499

	$(1,984)	$(1,948)

The federal income tax returns of the Company are settled through the year 1992. The Company believes that adequate provisions for federal income taxes have been made through December 31, 1999.

NOTE 7 — SHAREHOLDERS’ EQUITY

At December 31, 1999, the Company had 5 million shares of Cumulative Preferred Stock, without par value, authorized with no shares issued. At December 31, 1999, 1.5 million shares of preferred stock are reserved for issuance in accordance with the Shareholders Rights Agreement.

At December 31, 1999, Detroit Edison had 30 million shares of Cumulative Preference Stock of $1 par value and 6.75 million shares of Cumulative Preferred Stock of $100 par value authorized, with no shares issued. All of Detroit Edison’s 7.75% Series and 7.74% Series Cumulative Preferred Stock were redeemed in 1998.

In September 1997, the Board of Directors of the Company declared a dividend distribution of one right (Right) for each share of Company common stock outstanding. Under certain circumstances, each Right entitles the shareholder to purchase one one-hundredth of a share of Company Series A Junior Participating Preferred Stock at a price of $90. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company survives, each Right (other than those held by the acquirer) will entitle its holder to buy Company common stock having a value of $180 for $90. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company does not survive, each Right (other than those held by the surviving or acquiring company) will entitle its holder to buy shares of common stock of the surviving or acquiring company having a value of $180 for $90. The Rights will expire on October 6, 2007, unless redeemed by the Company at $0.01 per Right at any time prior to an event which would permit the Rights to be exercised. The Company may amend the

Rights agreement without the approval of the holders of the Rights Certificates, except that the redemption price may not be less than $0.01 per Right.

NOTE 8 — LONG-TERM DEBT

The Company’s long-term debt outstanding at December 31 was:

	1999	1998

	(Millions)
Mortgage Bonds

5.6% to 8.4% due 2000 to 2023	$1,539	$1,742

Remarketed Notes

6.0% to 6.4% due 2028 to 2034 (a)	410	410

6.2% and 7.1% due 2038	400	400

Tax Exempt Revenue Bonds

Secured by Mortgage Bonds

Installment Sales Contracts 6.9% due 2004 to 2024 (b)	176	282

Loan Agreements 6.3% due 2008 to 2029 (b)	831	607

Unsecured

Installment Sales Contracts 6.4% due 2004	24	142

Loan Agreements 3.6% due 2024 to 2030 (a)	113	113

QUIDS

7.4% to 7.6% due 2026 to 2028	385	385

Non-Recourse Debt

7.5% due 2000 to 2009 (b)	330	410

Less amount due within one year	(270)	(294)

Total Long-Term Debt	$3,938	$4,197

(a) Variable rate at December 31, 1999.

(b) Weighted average interest rate at December 31, 1999.

In the years 2000 — 2004, the Company’s long-term debt maturities are $270 million, $234 million, $275 million, $238 million and $64 million, respectively.

Detroit Edison’s 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers substantially all of Detroit Edison’s properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 1999, approximately $4.1 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 8% on any such additional Mortgage Bonds. An additional $1.9 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 1999, $273 million of notes and bonds were subject to periodic remarketings within one year. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then Detroit Edison would be required to purchase any securities subject to a failed remarketing.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At December 31, 1999, Detroit Edison had total short-term credit arrangements of approximately $524 million, under which $162 million was outstanding. At December 31, 1998, $231 million was outstanding. The weighted average interest rates for short-term borrowings at December 31, 1999 and 1998 were 6.9% and 6.2%, respectively.

Detroit Edison had bank lines of credit of $201 million, all of which had commitment fees in lieu of compensating balances. Detroit Edison uses bank lines of credit and other credit facilities to support the issuance of commercial paper and bank loans. Detroit Edison had $162 million and $231 million of commercial paper outstanding at December 31, 1999 and 1998, respectively.

Detroit Edison had a nuclear fuel financing arrangement with Renaissance Energy Company (Renaissance), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement. At December 31, 1999, approximately $323 million was available to Detroit Edison under such Loan Agreement.

Detroit Edison had a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio under which $200 million was outstanding at December 31, 1999 at a weighted average interest rate of 6.1%. At December 31, 1998, there were no amounts outstanding.

At December 31, 1999, DTE Capital Corporation (DTE Capital), a Company subsidiary, had short-term credit arrangements of $400 million backed by a Support Agreement from the Company, under which $25 million was outstanding. The credit agreement provides support for DTE Capital’s commercial paper. At December 31, 1998, there was no commercial paper outstanding. In addition, the Company has entered into a total of $550 million of Support Agreements with DTE Capital for the purpose of DTE Capital’s credit enhancing activities on behalf of DTE Energy non-regulated affiliates.

NOTE 10 — LEASES

Future minimum lease payments under capital leases, consisting of nuclear fuel ($72 million computed on a projected units of production basis), lake vessels ($19 million), locomotives and coal cars ($157 million), office space ($11 million), and computers, vehicles and other equipment ($2 million) at December 31, 1999 are as follows:

(Millions)

					Remaining
2000	2001	2002	2003	2004	Years	Total

$48	$42	$35	$21	$14	$101	$261

Future minimum lease payments for an operating lease for railcars are as follows:

(Millions)

					Remaining
2000	2001	2002	2003	2004	Years	Total

$9	$9	$9	$8	$8	$40	$83

Rental expenses for both capital and operating leases were $107 million (including $52 million for nuclear fuel), $96 million (including $49 million for nuclear fuel) and $72 million (including $42 million for nuclear fuel) for 1999, 1998 and 1997, respectively.

Detroit Edison has a contract with Renaissance which provides for the purchase by Renaissance for Detroit Edison of up to $400 million of nuclear fuel, subject to the continued availability of funds to Renaissance to purchase such fuel. Title to the nuclear fuel is held by Renaissance. Detroit Edison makes quarterly payments under the contract based on the consumption of nuclear fuel for the generation of electricity.

NOTE 11 — FINANCIAL INSTRUMENTS

Trading Activities

DTE ET markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments which include futures, exchange traded and over-the-counter options, and forward purchase and sale commitments. The notional amounts and terms of DTE ET’s outstanding energy trading financial instruments and the fair values of DTE ET’s energy commodity derivative instruments were not material at December 31, 1999.

Market Risk

DTE ET manages, on a portfolio basis, the market risks inherent in its activities subject to parameters established by the Company’s Risk Management Committee (RMC), which is authorized by its Board of Directors. Market risks are monitored by the RMC to ensure compliance with the Company’s stated risk management policies. DTE ET marks its portfolio to market and measures its risk on a daily basis in accordance with Value at Risk (VaR) and other risk methodologies. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products.

Credit Risk

DTE ET is exposed to credit risk in the event of nonperformance by customers or counterparties of its contractual obligations. The concentration of customers and/or counterparties may impact overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. However, DTE ET maintains credit policies with regard to its customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty. Based on these policies, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of customer or counterparty nonperformance. Those futures and option contracts which are traded on the New York Mercantile Exchange are financially guaranteed by the Exchange and have nominal credit risk.

Non-Trading Activities

Interest Rate Swaps

In October 1996, Detroit Edison entered into a three-year interest rate swap agreement based on a notional amount of $25 million, which was nominally linked to the Detroit Edison 1993 Series B Remarketed Notes. In 1999 and 1998, the average rate received was 5.12% and 5.68%, respectively, and the average rate paid was 4.71% and 5.02%, respectively. The net of interest received and interest paid on the swap was accrued as a component of interest expense in the current period.

PCI Enterprises Company (PCI), a coal pulverizing subsidiary, entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of changes in interest rates on its variable rate non-recourse debt. The initial notional amount was $30 million which was based on 60% of its term loan of $50 million.

The notional amount outstanding at December 31, 1999 and 1998, was $24 million and $27 million, respectively, and will decline throughout the term of the loan based on amortization of principal amounts. PCI pays a fixed interest rate of 6.96% on the notional amount and receives a variable interest rate based on LIBOR. In 1999 and 1998, the average rate received was 5.28% and 5.65%, respectively. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt, approximates fair value. The estimated fair value of total long-term debt at December 31, 1999 and 1998 was $4 billion and $4.8 billion, respectively, compared to the carrying amount of $4.2 billion and $4.5 billion, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Commitments

Detroit Edison has outstanding purchase commitments of approximately $850 million at December 31, 1999, which includes, among other things, line construction and clearance costs and equipment purchases. The Company and Detroit Edison have also entered into long-term fuel supply commitments of approximately $621 million.

Detroit Edison has an Energy Purchase Agreement (Agreement) for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to net income of $149 million ($97 million after-tax) or $0.67 cents per share was recorded. The special charge included a reserve for steam purchase commitments from 1997 through 2008 and expenditures for closure of a portion of the steam heating system. The reserve for steam purchase commitments was recorded at its present value, therefore Detroit Edison will record non-cash accretion expense through 2008. In addition, amortization of the reserve for steam purchase commitments is netted against losses on steam heating purchases recorded in fuel and purchased power expense. Purchases of steam and electricity were $35 million, $31 million and $34 million for 1999, 1998 and 1997, respectively. Annual steam purchase commitments are approximately $38 million, $39 million, $40 million, $42 million and $43 million for 2000, 2001, 2002, 2003 and 2004, respectively.

In October 1995, the MPSC issued an Order approving Detroit Edison’s six-year capacity and energy purchase agreement with Ontario Hydro. Ontario Hydro agreed to sell Detroit Edison 300 MW of capacity from mid-May through mid-September. This purchase will offset a concurrent agreement to lease approximately a third of Detroit Edison’s Ludington 917 MW capacity to FirstEnergy for the same time period. The net economic effect of Ludington lease and the Ontario Hydro purchase is an estimated reduction in PSCR expense of $74 million.

Contingencies

Legal Proceedings

Detroit Edison and plaintiffs in a class action pending in the Circuit Court for Wayne County, Michigan (Gilford, et al v. Detroit Edison), as well as plaintiffs in two other pending actions which make class claims (Sanchez, et al v. Detroit Edison, Circuit Court for Wayne County, Michigan; and Frazier v. Detroit Edison, United States District Court, Eastern District of Michigan), agreed to binding arbitration to settle these matters. A Consent Judgment received preliminary Court approval. On October 28, 1999, a panel of arbitrators awarded the plaintiffs $45.15 million. As a result of sufficient prior accruals and anticipated insurance coverage, Detroit Edison did not incur a material 1999 earnings impact due to this award. Detroit Edison anticipates that the insurance claims process will conclude favorably. While Detroit Edison can give no assurances as to the final resolution of the claims process, it does not believe that an unfavorable earnings impact will result.

Other

In addition to the matters reported herein, the Company and its subsidiaries are involved in litigation and environmental matters dealing with the numerous aspects of their business operations. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position, results of operations and cash flows.

See Notes 3 and 4 for a discussion of contingencies related to Regulatory Matters and Fermi 2.

NOTE 13 — EMPLOYEE BENEFITS

Retirement Plan

Detroit Edison has a trusteed and non-contributory defined benefit retirement plan (Plan) covering all eligible employees who have completed six months of service. The Plan provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. Detroit Edison’s policy is to fund pension cost calculated under the projected unit credit actuarial cost method.

Net pension cost included the following components:

	1999	1998	1997

	(Millions)
Service cost – benefits earned during period	$35	$31	$27

Interest cost on projected benefit obligation	92	88	86

Expected return on Plan assets	(124)	(118)	(104)

Amortization of unrecognized prior service cost	5	5	5

Amortization of unrecognized net asset resulting from initial application	(4)	(4)	(4)

Net pension cost	$4	$2	$10

The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet at December 31:

	1999	1998

	(Millions)
Projected benefit obligation at beginning of year	$1,400	$1,294

Service cost – benefits earned during period	35	31

Interest cost on projected benefit obligation	92	88

Net (gain) loss	(49)	61

Benefits paid to participants	(77)	(74)

Plan amendments	56	—

Projected benefit obligation at end of year	1,457	1,400

Fair value of Plan assets (primarily equity and debt securities) at beginning of year	1,416	1,347

Actual return on Plan assets	246	143

Benefits paid to participants	(77)	(74)

Fair value of Plan assets at end of year	1,585	1,416

Plan assets in excess of projected benefit obligation	128	16

Unrecognized net (asset) resulting from initial application	(11)	(15)

Unrecognized net (gain) loss	(136)	31

Unrecognized prior service cost	94	47

Asset recorded in the Consolidated Balance Sheet	$75	$79

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	1999	1998

Discount rate	7.5%	6.5%

Annual increase in future compensation levels	4.0	4.0

Expected long-term rate of return on Plan assets	9.5	9.0

The unrecognized net asset at date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

In addition to the Plan, there are several supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.

Savings and Investment Plans

Detroit Edison has voluntary defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Detroit Edison contributes up to 6% of base compensation for non-represented employees and up to 4% for represented employees. Matching contributions were $21 million, $21 million and $20 million for 1999, 1998 and 1997, respectively.

Other Postretirement Benefits

Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison’s employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.

Net other postretirement benefits cost included the following components:

	1999	1998	1997

	(Millions)
Service cost – benefits earned during period	$23	$19	$19

Interest cost on accumulated benefit obligation	41	38	39

Expected return on assets	(39)	(30)	(20)

Amortization of unrecognized transition obligation	21	21	21

Net other postretirement benefits cost	$46	$48	$59

The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet at December 31:

	1999	1998

	(Millions)
Postretirement benefit obligation at beginning of year	$625	$580

Service cost – benefits earned during period	23	19

Interest cost on accumulated benefit obligation	43	38

Benefit payments	(29)	(27)

Net (gain) loss	(55)	15

Postretirement benefit obligation at end of year	607	625

Fair value of assets (primarily equity and debt securities) at beginning of year	422	309

Detroit Edison contributions	26	57

Benefit payments	(8)	—

Actual return on assets	61	56

Fair value of assets at end of year	501	422

Postretirement benefit obligation in (excess) of assets	(106)	(203)

Unrecognized transition obligation	267	287

Unrecognized net (gain)	(105)	(28)

Asset recorded in the Consolidated
Balance Sheet	$56	$56

Assumptions used in determining the postretirement benefit obligation at December 31 were as follows:

	1999	1998

Discount rate	7.5%	6.5%

Annual increase in future compensation levels	4.0	4.0

Expected long-term rate of return on assets	9.0	8.5

Benefit costs were calculated assuming health care cost trend rates beginning at 8% for 2000 and decreasing to 5% in 2007 and thereafter for persons under age 65 and decreasing from 5.8% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would increase the aggregate of the service cost and interest cost components of benefit costs by $11 million for 1999 and increase the accumulated benefit obligation by $86 million at December 31, 1999. A one-percentage-point decrease in the health care cost trend rates would decrease the aggregate of the service cost and interest cost components of benefit costs by $9 million for 1999 and decrease the accumulated benefit obligation by $70 million at December 31, 1999.

NOTE 14 — STOCK-BASED COMPENSATION

The Company adopted a Long-Term Incentive Plan (LTIP) in 1995. Under the LTIP, certain key employees may be granted restricted common stock, stock options, stock appreciation rights, performance shares and performance units. Common stock granted under the LTIP may not exceed 7.2 million shares. Performance units (which have a face amount of $1) granted under the LTIP may not exceed 25 million in the aggregate. As of December 31, 1999, no stock appreciation rights, performance shares or performance units have been granted under the LTIP.

Under the LTIP, shares of restricted common stock were awarded and are restricted for a period not exceeding four years. All shares are subject to forfeiture if specified performance measures are not met. During the applicable restriction period, the recipient has all the voting, dividend and other rights of a record holder except that the shares are nontransferable, and non-cash distributions paid upon the shares would be subject to transfer restrictions and risk of forfeiture to the same extent as the shares themselves. The shares were recorded at the market value on the date of grant and amortized to expense based on the award that was expected to vest and the period during which the related employee services were to be rendered. Restricted common stock activity for the year ended December 31 was:

	1999	1998	1997

Restricted common shares awarded	99,500	74,000	68,500

Weighted average market price of shares awarded	$40.99	$38.77	$28.38

Compensation cost charged against income (thousands)	$945	$976	$222

Stock options were also issued under the LTIP. Options are exercisable at a rate of 25% per year during the four years following the date of grant. The options will expire 10 years after the date of the grant. The option exercise price equals the fair market value of the stock on the date that the option was granted. Stock option activity was as follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Outstanding at January 1, 1997	—	—

Granted	310,500	$28.38

Outstanding at December 31, 1997 (none exercisable)	310,500	28.38

Granted	319,500	38.38

Exercised	(22,625)	28.50

Outstanding at December 31, 1998 (58,750 exercisable)	607,375	33.70

Granted	428,000	41.30

Exercised	(11,675)	30.99

Canceled	(24,625)	31.96

Outstanding at December 31, 1999

(194,371 exercisable at a weighted average exercise price of $32.35)	999,075	37.03

The range of exercise prices for options outstanding at December 31, 1999 was $28.50 to $43.85. The number, weighted average exercise price and weighted average remaining contractual life of options outstanding was as follows:

			Weighted Average
Range of Exercise		Weighted Average	Remaining
Prices	Number of Options	Exercise Price	Contractual Life

$28.50 - $34.75	282,825	$28.68	7.2 years

$38.04 - $43.85	716,250	$40.32	8.9 years

	999,075	$37.03	8.4 years

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recorded for options granted. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has determined the pro forma information as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a modified Black/Scholes option pricing model — American style and the following weighted average assumptions:

	1999	1998	1997

Risk-free interest rate	5.64%	5.84%	6.83%

Dividend yield	4.95%	5.39%	7.26%

Expected volatility	17.28%	17.48%	18.31%

Expected life	10 years	10 years	10 years

Fair value per option	$7.18	$6.43	$4.15

The pro forma effect of these options would be to reduce net income by $1,289,000, $695,000 and $244,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and to reduce earnings per share by $0.01 for the year-ended December 31, 1999. There was no pro forma effect on earnings per share for the years ended December 31, 1998 and 1997.

NOTE 15 — SEGMENT AND RELATED INFORMATION

The Company’s reportable business segment is its regulated electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. All other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects, and engage in domestic energy trading and marketing. Inter-segment revenues are not material. Income taxes are allocated based on intercompany tax sharing agreements, which generally allocate the tax benefit of alternative fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

	Regulated		Reconciliations
	Electric	All	and
	Utility	Other	Eliminations	Consolidated

1999	(Millions)
Operating revenues	$4,047	$681	$—	$4,728

Depreciation and amortization	703	32	—	735

Interest expense	284	26	30	340

Income tax expense (benefit)	211	(140)	(11)	60

Net income	434	69	(20)	483

Total assets	11,051	1,160	105	12,316

Capital expenditures	638	130	—	768

1998	(Millions)

Operating revenues	$3,902	$319	$—	$4,221

Depreciation and amortization	643	18	—	661

Interest expense	277	34	8	319

Income tax expense (benefit)	260	(100)	(6)	154

Net income	412	42	(11)	443

Total assets	10,987	937	164	12,088

Capital expenditures	548	449	—	997

1997	(Millions)

Operating revenues	$3,657	$107	$—	$3,764

Depreciation and amortization	658	2	—	660

Interest expense	282	16	(1)	297

Income tax expense (benefit)	288	(30)	(1)	257

Net income	405	14	(2)	417

Total assets	10,745	448	30	11,223

Capital expenditures	467	233	—	700

NOTE 16 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1999 Quarter Ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(Millions, except per share amounts)
Operating Revenues	$1,024	$1,150	$1,440	$1,114

Operating Income	215	211	281	194

Net Income	115	110	161	97

Earnings Per Common Share	0.79	0.76	1.11	0.67

	1998 Quarter Ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(Millions, except per share amounts)
Operating Revenues	$945	$1,064	$1,199	$1,013

Operating Income	233	248	266	190

Net Income	104	101	132	106

Earnings Per Common Share	0.72	0.69	0.91	0.73

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Items 10, 11, 12 and 13

      Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2000 Annual Meeting of Common Shareholders to be held April 14, 2000, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

Annual Report on Form 10-K for The Detroit Edison Company
PART I

Item 1 — Business.

      See the Company’s “Item 1 — Business” which is incorporated herein by this reference.

Executive Officers of the Registrant

			Present
			Position
Name	Age(a)	Present Position	Held Since

Anthony F. Earley, Jr.	50	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, and Member of the Office of the President	8-1-98

Larry G. Garberding	61	Executive Vice President and Chief Financial Officer Member of the Office of the President since December 1998	8-1-90

Gerard M. Anderson	41	President and Chief Operating Officer — DTE Energy Resources, and Member of the Office of the President	8-1-98

Robert J. Buckler	50	President and Chief Operating Officer — DTE Energy Distribution, and Member of the Office of the President	8-1-98

Daniel G. Brudzynski	39	Controller	4-28-99

Michael E. Champley	51	Senior Vice President	4-1-97

Douglas R. Gipson	52	Senior Vice President	4-1-93

S. Martin Taylor	59	Senior Vice President	4-28-99

Susan M. Beale	51	Vice President and Corporate Secretary	3-27-95

Leslie L. Loomans	56	Vice President and Treasurer	10-1-89

Ron A. May	48	Vice President	8-1-98

David E. Meador	42	Vice President	4-28-99

Sandra J. Miller	56	Vice President	3-30-98

Christopher C. Nern	55	Vice President and General Counsel	6-1-93

Michael C. Porter	46	Vice President	9-22-97

William R. Roller	54	Vice President	4-22-96

            (a) As of December 31, 1999

      Under Detroit Edison By-Laws, the officers of Detroit Edison are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Brudzynski, Meador and Porter, all of the above officers have been employed by Detroit Edison in one or more management capacities during the past five years.

      Daniel G. Brudzynski was Manager, Product Development Finance and Manager, Forecasting Redesign and Implementation at Chrysler Corporation, an international automotive manufacturer, from 1995 until 1997. He joined Detroit Edison in 1997 as Assistant Controller and effective April 28, 1999 he was elected Controller and appointed Assistant Vice President.

      David E. Meador was Controller, Mopar Parts Division, at Chrysler Corporation, an international automotive manufacturer, from November 1996 until February 1997. From 1986 to 1996, he held a variety of executive financial positions at Chrysler. Effective February 28, 1997, he was elected Vice President and effective March 29, 1997, he assumed the duties of Controller. Effective April 28, 1999, he was elected Vice President – Finance and Accounting.

      Michael C. Porter was Senior Vice President and Managing Director at McCann-Erickson in Detroit from 1994 to September 1997 and Vice President of Marketing for The Stroh Brewery Company in Detroit from 1990 to 1994. Effective September 22, 1997, he was elected Vice President — Corporate Communications.

Item 2 — Properties.

      See the Company’s “Item 2 — Properties — Detroit Edison,” which is incorporated herein by this reference.

Item 3 — Legal Proceedings.

      See the Company’s “Item 3 — Legal Proceedings,” which is incorporated herein by this reference.

      In a lawsuit filed in January 1999 in the Circuit Court for Wayne County Michigan (Cook, et al v. Detroit Edison), a number of individual plaintiffs have claimed employment-related sex, gender and race discrimination, as well as harassment. A hearing on plaintiffs’ request for class action has not yet been held. Detroit Edison believes the claims are without merit and class action certification is not appropriate.

Item 4 — Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters.

      See the Company’s “Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters,” the third paragraph of which is incorporated herein by this reference. Detroit Edison’s By-Laws contain this same provision with respect to the Michigan Business Corporation Act. All of Detroit Edison’s Common Stock is held by the Company.

      The amount of future dividends paid by Detroit Edison to the Company will depend on Detroit Edison’s earnings, financial condition and other factors, including the effects of utility restructuring and a transition to competition, each of which is periodically reviewed by Detroit Edison’s Board of Directors.

Item 6 — Selected Financial Data.

	Year Ended December 31

	1999	1998	1997	1996	1995

	(Millions)
Operating Revenues	$4,047	$3,902	$3,657	$3,642	$3,636

Net Income	$434	$418	$417	$328	$434

Net Income Available for Common Stock	$434	$412	$405	$312	$406

At year end:

Total Assets	$11,051	$10,987	$10,745	$10,874	$11,131

Long-Term Debt
Obligations (including capital leases) and Redeemable Preferred and Preference Stock Outstanding	$3,398	$3,588	$3,812	$4,000	$4,004

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      See the Company’s and Detroit Edison’s “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by this reference.

Item 8 — Financial Statements and Supplementary Data.

      See pages 30 through 70 (except for Notes 6, 8 and 16 below).

NOTE 6 — INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:

	1999	1998	1997

Statutory income tax rate	35.0%	35.0%	35.0%

Deferred Fermi 2 depreciation and return	—	3.5	4.5

Investment tax credit	(1.6)	(2.1)	(2.0)

Depreciation	1.2	4.5	4.5

Removal costs	(1.9)	(1.7)	(1.5)

Other-net	—	(0.9)	0.4

Effective income tax rate	32.7%	38.3%	40.9%

Components of income tax expense are as follows:

	1999	1998	1997

		(Millions)
Current federal tax expense	$282	$280	$308

Deferred federal tax benefit — net	(60)	(5)	(6)

Investment tax credits	(11)	(15)	(14)

Total	$211	$260	$288

Deferred income tax assets (liabilities) are comprised of the following at December 31:

	1999	1998

	(Millions)
Property	$(1,197)	$(1,139)

Unamortized nuclear costs	(899)	(983)

Property taxes	(66)	(65)

Investment tax credit	96	154

Reacquired debt losses	(30)	(32)

Contributions in aid of construction	73	63

Other	83	96

	$(1,940)	$(1,906)

Deferred income tax liabilities	$(2,372)	$(2,403)

Deferred income tax assets	432	497

	$(1,940)	$(1,906)

NOTE 8 — LONG-TERM DEBT

Long-term debt outstanding at December 31 was:

	1999	1998

	(Millions)
Mortgage Bonds

5.6% to 8.4% due 2000 to 2023	$1,539	$1,742

Remarketed Notes

6.0% to 6.4% due 2028 to 2034 (a)	410	410

Tax Exempt Revenue Bonds

Secured by Mortgage Bonds

Installment Sales Contracts 6.9% due 2004 to 2024 (b)	176	282

Loan Agreements 6.3% due 2008 to 2029 (b)	831	607

Unsecured

Installment Sales Contracts 6.4% due 2004	24	142

Loan Agreements 3.6% due 2024 to 2030 (a)	113	113

QUIDS

7.4% to 7.6% due 2026 to 2028	385	385

Less amount due within one year	(194)	(219)

Total Long-Term Debt	$3,284	$3,462

(a) Variable rate at December 31, 1999.
(b) Weighted average interest rate at December 31, 1999.

In the years 2000 – 2004, Detroit Edison’s long-term debt maturities are $194, $159, $198, $199 and $49 million, respectively.

Detroit Edison’s 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers substantially all of Detroit Edison’s properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 1999, approximately $4.1 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 8% on any such additional Mortgage Bonds. An additional $1.9 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 1999, $113 million of notes and bonds were subject to periodic remarketings within one year. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then, Detroit Edison would be required to purchase any bonds subject to a failed remarketing.

NOTE 16 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1999 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

	(Millions)
Operating Revenues	$911	$1,006	$1,211	$919

Operating Income	224	225	286	200

Net Income	104	107	138	85

	1998 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

		(Millions)
Operating Revenues	$901	$992	$1,105	$904

Operating Income	237	248	284	201

Net Income	98	95	125	100

Item 9 -Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Items 10, 11, 12 and 13

      See the Company’s “Items 10, 11, 12 and 13” which is incorporated herein by this reference, except for the information required by Item 10 with respect to executive officers of the Registrant which is included in Part 1 of this report. All of Detroit Edison’s directors are the same as the Company’s directors.

Annual Reports on Form 10-K for DTE Energy Company
and The Detroit Edison Company

PART IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

(1) Consolidated financial statements. See “Item 8 - Financial Statements and Supplementary Data” on page 30.

(2) Financial statement schedules. See “Item 8 — Financial Statements and Supplementary Data” on page 30.

(3) Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

(i) Exhibits filed herewith.

Exhibit
Number
2-1-	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999.

4-205-	Supplemental Indenture, dated as of January 1, 2000, creating the General and Refunding Mortgage Bonds of 2000 Series A.

11-8 -	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-21-	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-22-	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

12-23-	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21-4 -	Subsidiaries of the Company and Detroit Edison.

23-13-	Consent of Deloitte & Touche LLP.

27-31-	Financial Data Schedule for the period ended December 31, 1999 for DTE Energy Company.

27-32-	Financial Data Schedule for the period ended December 31, 1999 for The Detroit Edison Company.

99-32-	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

(ii) Exhibits incorporated herein by reference.

3(a) -	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)

3(b) -	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) -	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) -	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) -	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f) -	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) -	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) -	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) -	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) -	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2-78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for

July 15, 1989	year ended December 31, 1992 Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296

June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i)-	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4(j) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of new York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(k)-	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(l) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(m)-	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(n) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(o) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(p) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(q) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(r) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(s)-	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

*10(a)-	Certain arrangements pertaining to the employment of Michael C. Porter. (Exhibit 10-8* to Form 10-Q for Quarter ended September 30, 1997.)

*10(b) -	Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Anthony F. Earley, Jr., Larry G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter, William R. Roller and S.

Martin Taylor. (Exhibit 10-9* to Form 10-Q for quarter ended September 30, 1997.)

*10(c) -	Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

*10(d) -	Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(b) (Exhibit 10-41 to Detroit Edison’s Form 10-Q for quarter ended June 30, 1993.)

*10(e) -	Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit Edison’s Form 10-Q for quarter ended March 31, 1998.)

*10(f) -	Amended and Restated Post-Employment Income Agreement dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(g) -	Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(h) -	Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998). Exhibit 10-19* for quarter ended March 31, 1998.)

*10(i) -	Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23* to Form 10-Q for quarter ended March 31, 1998).

*10(j) -	Form of Indemnification Agreement, between Detroit Edison and (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 10-24* to Form 10-Q for quarter ended March 3, 1998).

*10(k) -	Form of Indemnification Agreement between Detroit Edison and its directors (Exhibit 10-25* to Form 10-Q for quarter ended March 31, 1998).

*10(l) -	Executive Vehicle Program, dated October 1, 1993 (Exhibit 10-47 to Detroit Edison’s Form 10-Q for quarter ended September 30, 1993).

*10(m) -	Amendment No. 1 to Executive Vehicle Plan, November 1993 (Exhibit 10-58 to Detroit Edison’s Form 10-K for year ended December 31, 1993).

*10(n) -	Certain arrangements pertaining to the employment of Gerard M. Anderson (Exhibit 10-40 to Detroit Edison’s Form 10-K for year ended December 31, 1993).

*10(o) -	Long-Term Incentive Plan (Exhibit 10-3 to Form 10-K for year ended December 31, 1996).

*10(p) -	Amendment No. 1 to The Detroit Edison Company Long-Term Incentive Plan, effective December 31, 1998. (Exhibit 10-28* to Form 10-K for year ended December 31, 1998.)

*10(q) -	1999 Executive Incentive Plan Measures (Exhibit 10-33* to Form 10-Q for quarter ended March 31, 1999.)

*10(r) -	1999 Shareholder Value Improvement Plans-A Measures (Exhibit 10-32* to Form 10-Q for quarter ended March 31, 1999.)

*10(s) -	Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October 1997). (Exhibit 10-11* to Form 10-K for year ended December 31, 1997.)

*10(t) -	The Detroit Edison Company Key Employee Deferred Compensation Plan (October 1997). (Exhibit 10-12* to Form 10-K for year ended December 31, 1997.)

*10(u) -	The Detroit Edison Company Executive Incentive Plan (October 1997). (Exhibit 10-13* to Form 10-K for the year ended December 31, 1997.)

*10(v) -	Detroit Edison Company Shareholder Value Improvement Plan (October 1997). (Exhibit 10-15* to Form 10-K for year ended December 31, 1997.)

*10(w) -	Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16* to Form 10-K for year ended December 31, 1997.)

*10(x) -	Certain arrangements pertaining to the employment of David E. Meador (Exhibit 10-5 to Form 10-K for year ended December 31, 1997.)

*10(y) -	Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit *10-4 to form 10-K for year ended December 31, 1996.)

*10(z) -	Fourth Restatement of the Retirement Reparation Plan for Certain Employees of The Detroit Edison Company (October 1997). Exhibit *10-10 to Form 10-K for year ended December 31, 1997.)

*10(aa) -	Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998). (Exhibit 10-27* to Form 10-K for year ended December 31, 1998.)

*10(bb) -	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (As Amended and Restated Effective As of January 1, 1999). (Exhibit 10-29* to Form 10-K for year ended December 31, 1998.)

*10(cc) -	DTE Energy Company Deferred stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999. (Exhibit 10-30* to Form 10-K for year ended December 31, 1998.)

*10(dd) -	DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998). (Exhibit 10-31 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) -	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) -	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p) -	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q) -	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

99(y) -	First Amendment, effective as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(z) -	Second Amendment, effective as of February 1, 1995 to Master Trust (Exhibit 4-11 to Registration No. 333-00023).
99(aa) -	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(bb) -	Fourth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (July 1996). Exhibit 4-185 to Form 10-K for year ended December 31, 1997.)

99(cc) -	Fifth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997). Exhibit 4-186 to Form 10-K for the year ended December 31, 1997.)

99(dd) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for year ended December 31, 1996).

99(ee) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31,1996).

99(ff) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

99(gg) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

99(hh) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996.

99 (ii) -	The Detroit Edison Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

99 (jj) -	DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

(b)	DTE Energy filed a report on Form 8-K, dated October 5, 1999, discussing the proposed merger with MCN.
DTE Energy filed a report on Form 8-K, dated February 16, 2000, discussing its Common Share buyback program.

(c)	*Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

DTE ENERGY COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance				Balance
	at Beginning	Charged to	Charged to		at End
	of	Costs and	Other		of
Description	Period	Expenses	Accounts(a)	Deductions(b)	Period

	(Thousands)
YEAR 1999

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$21,363	$3,357	$(23,720)	$21,000

YEAR 1998

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$23,216	$2,789	$(26,005)	$20,000

YEAR 1997

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$18,738	$2,657	$(21,395)	$20,000

(a) Collection of accounts previously written off.

(b) Uncollectible accounts written off.

THE DETROIT EDISON COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance				Balance
	at Beginning	Charged to	Charged to		at End
	of	Costs and	Other		of
Description	Period	Expenses	Accounts(a)	Deductions(b)	Period

	(Thousands)
YEAR 1999

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$20,363	$3,357	$(23,720)	$20,000

YEAR 1998

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$23,216	$2,789	$(26,005)	$20,000

YEAR 1997

Allowance for uncollectible accounts (shown as deduction from accounts receivable in balance sheet)	$20,000	$18,738	$2,657	$(21,395)	$20,000

(a) Collection of accounts previously written off.

(b) Uncollectible accounts written off.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY

(Registrant)

By /s/ ANTHONY F. EARLEY, JR	By /s/ LARRY G. GARBERDING

Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	Larry G. Garberding Executive Vice President, Chief Financial Officer and Director

By /s/ DAVID E. MEADOR	By /s/ TERENCE E. ADDERLEY

David E. Meador Vice President	Terence E. Adderley, Director

By /s/ LILLIAN BAUDER	By /s/ DAVID BING

Lillian Bauder, Director	David Bing, Director

By /s/ WILLIAM C. BROOKS	By /s/ ALLAN D. GILMOUR

William C. Brooks, Director	Allan D. Gilmour, Director

By /s/ THEODORE S. LEIPPRANDT	By /s/JOHN E. LOBBIA

Theodore S. Leipprandt, Director	John E. Lobbia, Director

By /s/ EUGENE A. MILLER	By /s/ DEAN E. RICHARDSON

Eugene A. Miller, Director	Dean E. Richardson, Director

By /s/ CHARLES W. PRYOR, JR

Charles W. Pryor, Jr., Director

Date: February 23, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

By /s/ ANTHONY F. EARLEY, JR	By	/s/ LARRY G. GARBERDING

Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer		Larry G. Garberding Executive Vice President, Chief Financial Officer and Director

By /s/ DANIEL G. BRUDZYNSKI	By	/s/ TERENCE E. ADDERLEY

Daniel G. Brudzynski Controller		Terence E. Adderley, Director

By /s/ LILLIAN BAUDER	By	/s/ DAVID BING

Lillian Bauder, Director		David Bing, Director

By /s/ WILLIAM C. BROOKS	By	/s/ ALLAN D. GILMOUR

William C. Brooks, Director		Allan D. Gilmour, Director

By /s/ THEODORE S. LEIPPRANDT	By	/s/JOHN E. LOBBIA

Theodore S. Leipprandt, Director		John E. Lobbia, Director

By /s/ EUGENE A. MILLER	By	/s/ DEAN E. RICHARDSON

Eugene A. Miller, Director		Dean E. Richardson, Director

By /s/CHARLES W. PRYOR, JR

Charles W. Pryor, Jr., Director

Date: February 23, 2000

Annual Reports on Form 10-K for DTE Energy Company
and The Detroit Edison Company

Exhibit Index

Exhibit			Page
Number			Number

2-1	-	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999.

4-205	-	Supplemental Indenture, dated as of January 1, 2000, creating the General and Refunding Mortgage Bonds of 2000 Series A.

11-8	-	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-21	-	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-22	-	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

12-23	-	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21-4	-	Subsidiaries of the Company and Detroit Edison.

23-13	-	Consent of Deloitte & Touche LLP.

27-31	-	Financial Data Schedule for the period ended December 31, 1999 for DTE Energy Company.

27-32	-	Financial Data Schedule for the period ended December 31, 1999 for The Detroit Edison Company.

99-32	-	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

(ii) Exhibits incorporated herein by reference.

3(a)	-	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)

3(b)	-	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c)	-	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d)	-	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e)	-	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f)	-	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g)	-	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h)	-	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i)	-	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a)	-	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2-78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992

July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296

June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i) -	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4(j) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of new York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(k) -	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(l) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(m) -	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(n) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(o) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(p) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(q) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(r) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(s) -	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

*10(a)	Certain arrangements pertaining to the employment of Michael C. Porter. (Exhibit 10-8* to Form 10-Q for Quarter ended September 30, 1997.)

*10(b)	Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and Gerard M. Anderson, Susan M. Beale, Robert J. Buckler, Michael C. Champley, Anthony F. Earley, Jr., Larry G. Garberding, Douglas R. Gipson, John E. Lobbia, Leslie L. Loomans, David E. Meador, Christopher C. Nern, Michael C. Porter, William R. Roller and S. Martin Taylor. (Exhibit 10-9* to Form 10-Q for quarter ended September 30, 1997.)

*10(c) -	Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

*10(d) -	Form of Indemnification Agreement between Detroit Edison and its officers other than those identified in *10(b) (Exhibit 10-41 to Detroit Edison’s Form 10-Q for quarter ended June 30, 1993.)

*10(e) -	Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit Edison’s Form 10-Q for quarter ended March 31, 1998.)

*10(f) -	Amended and Restated Post-Employment Income Agreement dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(g) -	Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(h) -	Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998). Exhibit 10-19* for quarter ended March 31, 1998.)

*10(i) -	Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23* to Form 10-Q for quarter ended March 31, 1998).

*10(j) -	Form of Indemnification Agreement, between Detroit Edison and (1) John E. Lobbia, (2) Larry G. Garberding and (3) Anthony F. Earley, Jr. (Exhibit 10-24* to Form 10-Q for quarter ended March 3, 1998).

*10(k) -	Form of Indemnification Agreement between Detroit Edison and its directors (Exhibit 10-25* to Form 10-Q for quarter ended March 31, 1998).

*10(l) -	Executive Vehicle Program, dated October 1, 1993 (Exhibit 10-47 to Detroit Edison’s Form 10-Q for quarter ended September 30, 1993).

*10(m) -	Amendment No. 1 to Executive Vehicle Plan, November 1993 (Exhibit 10-58 to Detroit Edison’s Form 10-K for year ended December 31, 1993).

*10(n) -	Certain arrangements pertaining to the employment of Gerard M. Anderson (Exhibit 10-40 to Detroit Edison’s Form 10-K for year ended December 31, 1993).

*10(o) -	Long-Term Incentive Plan (Exhibit 10-3 to Form 10-K for year ended December 31, 1996).

*10(p) -	Amendment No. 1 to The Detroit Edison Company Long-Term Incentive Plan, effective December 31, 1998. (Exhibit 10-28* to Form 10-K for year ended December 31, 1998.)

*10(q) -	1999 Executive Incentive Plan Measures (Exhibit 10-33* to Form 10-Q for quarter ended March 31, 1999.)

*10(r) -	1999 Shareholder Value Improvement Plans-A Measures (Exhibit 10-32* to Form 10-Q for quarter ended March 31, 1999.)

*10(s) -	Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October 1997). (Exhibit 10-11* to Form 10-K for year ended December 31, 1997.)

*10(t) -	The Detroit Edison Company Key Employee Deferred Compensation Plan (October 1997). (Exhibit 10-12* to Form 10-K for year ended December 31, 1997.)

*10(u) -	The Detroit Edison Company Executive Incentive Plan (October 1997). (Exhibit 10-13* to Form 10-K for the year ended December 31, 1997.)

*10(v) -	Detroit Edison Company Shareholder Value Improvement Plan (October 1997). (Exhibit 10-15* to Form 10-K for year ended December 31, 1997.)

*10(w) -	Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16* to Form 10-K for year ended December 31, 1997.)

*10(x) -	Certain arrangements pertaining to the employment of David E. Meador (Exhibit 10-5 to Form 10-K for year ended December 31, 1997.)

*10(y) -	Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit *10-4 to form 10-K for year ended December 31, 1996.)

*10(z) -	Fourth Restatement of the Retirement Reparation Plan for Certain Employees of The Detroit Edison Company (October 1997). Exhibit *10-10 to Form 10-K for year ended December 31, 1997.)

*10(aa) -	Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998). (Exhibit 10-27* to Form 10-K for year ended December 31, 1998.)

*10(bb) -	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (As Amended and Restated Effective As of January 1, 1999). (Exhibit 10-29* to Form 10-K for year ended December 31, 1998.)

*10(cc) -	DTE Energy Company Deferred stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999. (Exhibit 10-30* to Form 10-K for year ended December 31, 1998.)

*10(dd) -	DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998). (Exhibit 10-31 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) -	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays

Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) -	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p) -	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q) -	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and

Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

99(y) -	First Amendment, effective as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(z) -	Second Amendment, effective as of February 1, 1995 to Master Trust (Exhibit 4-11 to Registration No. 333-00023).

99(aa) -	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(bb) -	Fourth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (July 1996). Exhibit 4-185 to Form 10-K for year ended December 31, 1997.)

99(cc) -	Fifth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997). Exhibit 4-186 to Form 10-K for the year ended December 31, 1997.)

99(dd) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for year ended December 31, 1996).

99(ee) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31,1996).

99(ff) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

99(gg) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

99(hh) -	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996.

99(ii) -	The Detroit Edison Company Irrevocable Grantor Trust for The DTE DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

99 (jj) -	DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

*	Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.