Form 10-Q
period 2000-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 2000-05-12
CIK 936340, 28385

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000

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

Yes X No

At April 30, 2000, 142,660,170 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY

and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended March 31, 2000

      This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2000 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

DEFINITIONS

Annual Report	1999 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be
Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 43 through 70 and 74 through 77 of the 1999 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company, as the case may be
ABATE	Association of Businesses Advocating Tariff Equity
Company	DTE Energy Company and Subsidiary Companies
Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies
DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)
Electric Choice	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FERC	Federal Energy Regulatory Commission
kWh	Kilowatthour
MCN	MCN Energy Group Inc.
MPSC	Michigan Public Service Commission
MW	Megawatt
MWh	Megawatthour
Note(s)	Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein
PSCR	Power Supply Cost Recovery
Registrant	Company or Detroit Edison, as the case may be

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

DTE Energy Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months
	Ended
	March 31

	2000	1999

Operating Revenues	$1,182	$1,024

Operating Expenses

Fuel and purchased power	344	231

Operation and maintenance	355	325

Depreciation and amortization	192	182

Taxes other than income	76	71

Total Operating Expenses	967	809

Operating Income	215	215

Interest Expense and Other

Interest expense	83	83

Other — net	2	3

Total Interest Expense and Other	85	86

Income Before Income Taxes	130	129

Income Taxes	13	14

Net Income	$117	$115

Average Common Shares Outstanding	145	145

Earnings per Common Share — Basic and Diluted	$0.81	$0.79

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Shares)

	March 31	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$25	$33

Restricted cash	133	131
Accounts receivable

Customer (less allowance for doubtful accounts of $22 and $21, respectively)	342	388

Accrued unbilled revenues	169	166

Other	143	144
Inventories (at average cost)

Fuel	168	175

Materials and supplies	157	168

Asset from risk management activities	109	67

Other	114	38

	1,360	1,310

Investments

Nuclear decommissioning trust funds	387	361

Other	269	274

	656	635

Property

Property, plant and equipment	11,817	11,755

Property under capital leases	221	222

Nuclear fuel under capital lease	702	663

Construction work in progress	152	106

	12,892	12,746

Less accumulated depreciation and amortization	5,671	5,598

	7,221	7,148

Regulatory Assets	2,839	2,935

Other Assets	293	288

Total Assets	$12,369	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	March 31	December 31
	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$243	$273

Accrued interest	49	57

Dividends payable	75	75

Accrued payroll	80	97

Short-term borrowings	501	387

Income taxes	101	61

Current portion long-term debt	95	270

Current portion capital leases	104	75

Liability from risk management activities	87	52

Other	195	257

	1,530	1,604

Other Liabilities

Deferred income taxes	1,886	1,925

Capital leases	111	114

Regulatory liabilities	260	262

Other	581	564

	2,838	2,865

Long-Term Debt	4,120	3,938

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 142,660,170 and 145,041,324 issued and outstanding, respectively	1,918	1,950

Retained earnings	1,963	1,959

	3,881	3,909

Contingencies (Note 6)

Total Liabilities and Shareholders’ Equity	$12,369	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months
	Ended
	March 31

	2000	1999

Operating Activities

Net Income	$117	$115

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	192	182

Other	22	30

Changes in current assets and liabilities:

Restricted cash	2	(11)

Accounts receivable	44	22

Inventories	18	25

Payables	(63)	(50)

Other	(148)	(175)

Net cash from operating activities	184	138

Investing Activities

Plant and equipment expenditures	(176)	(164)

Net cash used for investing activities	(176)	(164)

Financing Activities

Issuance of long-term debt	219	—

Increase in short-term borrowings	114	49

Redemption of long-term debt	(212)	(37)

Repurchase of common stock	(62)	—

Dividends on common stock	(75)	(75)

Net cash used for financing activities	(16)	(63)

Net Decrease in Cash and Cash Equivalents	(8)	(89)

Cash and Cash Equivalents at Beginning of the Period	33	130

Cash and Cash Equivalents at End of the Period	$25	$41

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$91	$84

Income taxes paid	14	29

New capital lease obligations	40	9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,041	$1,950

Repurchase and retirement of common stock	(2,381)	(32)

Balance at March 31, 2000	142,660	$1,918

Retained Earnings

Balance at beginning of year		$1,959

Net income		117

Dividends declared on common stock ($0.515 per share)		(75)

Repurchase and retirement of common stock		(38)

Balance at March 31, 2000		$1,963

Total Shareholders’ Equity		$3,881

See Notes to Condensed Consolidated Financial Statements (Unaudited).

[This page intentionally left blank.]

The Detroit Edison Company

Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months
	Ended
	March 31

	2000	1999

Operating Revenues	$949	$911

Operating Expenses

Fuel and purchased power	229	206

Operation and maintenance	240	237

Depreciation and amortization	182	173

Taxes other than income	75	71

Total Operating Expenses	726	687

Operating Income	223	224

Interest Expense and Other

Interest expense	69	68

Other — net	4	3

Total Interest Expense and Other	73	71

Income Before Income Taxes	150	153

Income Taxes	53	49

Net Income	$97	$104

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	March 31	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$8	$4
Accounts receivable

Customer (less allowance for doubtful accounts of $20)	269	316

Accrued unbilled revenues	169	166

Other	133	138
Inventories (at average cost)

Fuel	168	175

Materials and supplies	141	140

Other	107	29

	995	968

Investments

Nuclear decommissioning trust funds	387	361

Other	31	34

	418	395

Property

Property, plant and equipment	11,266	11,204

Property under capital leases	221	221

Nuclear fuel under capital lease	702	663

Construction work in progress	6	4

	12,195	12,092

Less accumulated depreciation and amortization	5,591	5,526

	6,604	6,566

Regulatory Assets	2,839	2,935

Other Assets	191	187

Total Assets	$11,047	$11,051

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	March 31	December 31
	2000	1999

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$201	$224

Accrued interest	39	54

Dividends payable	80	80

Accrued payroll	79	90

Short-term borrowings	316	362

Income taxes	158	84

Current portion long-term debt	19	194

Current portion capital leases	104	75

Other	129	159

	1,125	1,322

Other Liabilities

Deferred income taxes	1,844	1,879

Capital leases	111	114

Regulatory liabilities	260	262

Other	578	562

	2,793	2,817

Long-Term Debt	3,484	3,284

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,694	1,677

	3,645	3,628

Contingencies (Note 6)

Total Liabilities and Shareholder’s Equity	$11,047	$11,051

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months
	Ended
	March 31

	2000	1999

Operating Activities

Net Income	$97	$104

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	182	173

Other	58	47

Changes in current assets and liabilities:

Accounts receivable	49	33

Inventories	6	16

Payables	(49)	(43)

Other	(108)	(178)

Net cash from operating activities	235	152

Investing Activities

Plant and equipment expenditures	(130)	(104)

Net cash used for investing activities	(130)	(104)

Financing Activities

Issuance of long-term debt	219	—

(Decrease) Increase in short-term borrowings	(46)	49

Redemption of long-term debt	(194)	(19)

Dividends on common stock	(80)	(80)

Net cash used for financing activities	(101)	(50)

Net Increase (Decrease) in Cash and Cash Equivalents	4	(2)

Cash and Cash Equivalents at Beginning of the Period	4	5

Cash and Cash Equivalents at End of the Period	$8	$3

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$84	$78

Income taxes paid	16	26

New capital lease obligations	40	9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company

Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Balance at March 31, 2000	145,120	$1,451

Premium on Common Stock

Balance at beginning of year		$548

Balance at March 31, 2000		$548

Common Stock Expense

Balance at beginning of year		$(48)

Balance at March 31, 2000		$(48)

Retained Earnings

Balance at beginning of year		$1,677

Net income		97

Dividends declared on common stock ($0.55 per share)		(80)

Balance at March 31, 2000		$1,694

Total Shareholder’s Equity		$3,645

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

NOTE 2 — MERGER AGREEMENT

      On October 4, 1999, the Company entered into a definitive merger agreement with MCN. MCN, a Michigan corporation, is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution, electric power generation and energy marketing. MCN’s largest subsidiary is Michigan Consolidated Gas Company, a natural gas utility serving 1.2 million customers in more than 500 communities throughout Michigan. Shareholders of the Company have approved the issuance of the necessary shares of common stock to complete the merger and shareholders of MCN have approved the Agreement and Plan of Merger. The merger is also subject to a number of regulatory approvals and other agreed upon conditions. Discussions continue with the Federal Trade Commission and a final closing date cannot be determined with certainty.

NOTE 3 — SHAREHOLDERS’ EQUITY

      The Company’s board of directors has authorized the repurchase of up to 10 million common shares, with the current program tentatively set to not exceed $100 million. Stock purchases are made from time to time on the open market or through negotiated transactions. All common stock repurchased will be canceled. During the first quarter of 2000, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million.

NOTE 4 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

      At March 31, 2000, Detroit Edison had total short-term credit arrangements of approximately $496 million under which $116 million of commercial paper was outstanding. Additionally, Detroit Edison had a $200 million trade receivables sales agreement under which $200 million was outstanding at March 31, 2000.

      At March 31, 2000, DTE Capital had $185 million of commercial paper outstanding. A $400 million short-term credit arrangement, backed by a Support Agreement from the Company, provided credit support for this commercial paper.

      During the first quarter, plans were announced to discontinue DTE Capital’s operations. At March 31, 2000, the Company had assumed all $165 million of DTE Capital’s outstanding guarantees of various affiliate obligations. The remainder of DTE Capital’s financial obligations are expected to be assumed by the Company.

NOTE 5 — FINANCIAL INSTRUMENTS

      The Company has entered into a series of forward starting interest rate swaps and Treasury locks in order to limit the Company’s sensitivity to interest rate fluctuations associated with its anticipated issuance of long-term debt to be used to finance the merger with MCN. The Company expects to issue this debt subsequent to the merger. At March 31, 2000, the Company had two classes of derivative financial instruments used to hedge the anticipated issuance of long-term debt, which include $250 million notional and $450 million notional in 5-year and 10-year forward starting swaps, respectively, and $150 million notional 30-year Treasury locks. The weighted average interest rate for the 5-year, 10-year and 30-year instruments are 7.5%, 7.56% and 6.24%, respectively. At March 31, 2000, the fair value of these derivative financial instruments indicated an unrealized loss of approximately $15 million. The unrealized loss is not reflected in the financial statements at March 31, 2000, but would be recognized as a deferred item upon issuance of the anticipated long-term debt. The deferred item would be amortized through interest expense over the life of the associated long-term debt as a yield adjustment. At May 11, 2000, the fair value of these derivative financial instruments indicated an unrealized gain of approximately $8.5 million.

NOTE 6 — CONTINGENCIES

      As discussed in the Company’s Annual Report, in July 1999, the ABATE made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC Order authorizing the accelerated amortization of Fermi 2. On March 17, 2000, the Administrative Law Judge issued his Proposal for Decision (PFD) recommending that Detroit Edison’s rates be reduced by $101.6 million. Of this amount, $14.9 million is associated with the expiration of the storm damage amortization which has already been reflected in rates effective January 1, 2000. The PFD recommended lowering Detroit Edison’s authorized return on equity to 10.5% from 11.0%. The PFD rejected ABATE’s proposal, also supported by the Michigan Attorney General, to reverse the December 28, 1998 Fermi 2 Amortization Order. A final order has yet to be issued by the MPSC. The Company is unable to predict the outcome of this proceeding.

NOTE 7 — SEGMENT AND RELATED INFORMATION

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

	Electric	All	Reconciliations
	Utility	Other	and Eliminations	Consolidated

	(Millions)
Three Months Ended March 31, 2000

Operating revenues	$949	$233	$—	$1,182

Net income	97	22	(2)	117
Three Months Ended March 31, 1999

Operating revenues	$911	$113	$—	$1,024

Net income	104	14	(3)	115

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 18) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023), Form S-4 (Registration No. 333-89175) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company and

The Detroit Edison Company

      We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of changes in shareholders’ equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 12, 2000

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This analysis for the three months ended March 31, 2000, as compared to the same period in 1999, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, and the Annual Report Notes.

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

      As discussed in Note 2, the Company and MCN have entered into a merger agreement. The Company expects that completion of the merger will result in the issuance of approximately 30 million shares of its common stock and approximately $1.4 billion in external financing. The merger is expected to create a fully integrated electric and natural gas company that is expected to strongly support the Company’s commitment to a long-term earnings growth rate of 6%. The merger is expected to permit the Company to be responsive to competitive pressures. The external financing needs of the merger may create a sensitivity to interest rate changes; and the Company will need to successfully integrate the two operations in order to be able to service the expected debt requirements and achieve aggregate operating cost reductions. See Note 5 for further discussion of the financial instruments used to hedge the interest rate risk associated with financing the merger.

ELECTRIC INDUSTRY RESTRUCTURING

      Various bills have been introduced and proposed for introduction at the federal level and in the Michigan Legislature addressing competition in the electric markets. The Company and Detroit Edison are reviewing these bills and continue to work with the parties involved to develop proposals that are fair for the Company and its shareholders. While the impacts of the adoption and implementation of one or more of these legislative proposals are unknown, they may include generation divestiture, securitization, and possible reductions in rates and earnings. In the meantime, Detroit Edison is voluntarily proceeding with the implementation of Electric Choice as provided for in MPSC Orders and pursuing the recovery of stranded costs.

      Michigan Governor John Engler has proposed Michigan electric restructuring legislation. If adopted, this legislation would allow for the full and immediate recovery of Detroit Edison’s stranded costs through securitization. The series of bills proposed by the Governor include a rate reduction. The Governor has indicated his intent to seek the adoption of this legislation by June 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

      Net cash from operating activities increased due primarily to decreases in accounts receivable and changes in other current assets and liabilities.

Cash Used for Investing Activities

      Net cash used for investing activities was higher due to increased plant and equipment expenditures.

Cash Used for Financing Activities

      Net cash used for financing activities was lower for the Company due primarily to increased short-term borrowings, partially offset by the redemption of common stock.

      Net cash used for financing activities was higher for Detroit Edison due primarily to decreased short-term borrowings.

RESULTS OF OPERATIONS

      For the three months ended March 31, 2000, the Company’s net income was $117 million, or $0.81 per common share, compared to $115 million, or $0.79 per common share for the three months ended March 31, 1999.

      The 2000 three-month earnings were higher than 1999 due to increased earnings resulting from increased utilization of tax credits generated by non-regulated businesses and increased electric system sales in the commercial and industrial sectors, partially offset by costs related to the acquisition of MCN.

Operating Revenues

      Operating revenues were $1.18 billion, up approximately 15% from 1999 operating revenues of $1.02 billion. Operating revenues increased (decreased) due to the following:

2000

(Millions)
Detroit Edison

Rate change	$4

System sales volume and mix	36

Wholesale sales	(7)

Other — net	5

Total Detroit Edison	38

Non-regulated

DTE Energy Resources	26

DTE Energy Trading	99

Other — net	(5)

Total Non-Regulated	120

Total	$158

      Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

Three
Months

Residential	(0.1)%

Commercial	3.3

Industrial	11.6

Other (includes primarily sales for resale)	3.8

Total System	4.7

Sales between utilities	(58.4)

Total	(0.5)

Operating Expenses

Fuel and Purchased Power

      Fuel and purchased power expense increased for the Company due primarily to non-regulated subsidiary expenses, principally energy trading operations. Detroit Edison fuel and purchased power expense increased due to increased purchases of higher cost power and higher system output. The increased costs are partially offset by lower coal generation due to increased plant maintenance and decreased usage of high cost gas and oil generation units.

      System output and average fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months

	2000	1999

	(Thousands of
	MWh)
Power plant generation

Fossil	9,856	10,474

Nuclear	2,389	2,399

Purchased power	1,972	1,331

System output	14,217	14,024

Average unit cost ($/ MWh)

Generation	$12.72	$12.34

Purchased power	$28.98	$25.01

Operation and Maintenance

      The Company’s operation and maintenance expenses were higher by $30 million. Higher non-regulated expenses of $27 million were due primarily to an increased level of operations. Higher Detroit Edison expenses of $3 million were due primarily to increased system and customer enhancements ($8 million), costs associated with the pending MCN merger ($6 million), generation reliability and maintenance ($3 million), and other expenses ($4 million), partially offset by Year 2000 testing and remediation expenses included last year ($18 million).

Depreciation and Amortization

      Depreciation and amortization expense was higher due to higher levels of plant in service and the accelerated amortization of unamortized nuclear costs.

Income Taxes

      Income tax expense for the Company decreased due primarily to increased utilization of alternate fuels credits generated from non-regulated businesses.

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

      Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending and proposed regulatory and legislative proceedings, the recovery of stranded costs, and possible reductions in rates and earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and the success of non-regulated lines of business. In addition, expected results will be affected by the Company’s pending merger with MCN. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

      The Company is subject to interest rate risk in conjunction with the anticipated issuance of long-term debt to be used to finance the merger with MCN. The Company’s exposure to interest rate risk arises from market fluctuations in interest rates until the date of the anticipated debt issuance. In order to limit the sensitivity to interest rate fluctuations, the Company has entered into a series of forward starting interest rate swaps and Treasury locks. See Note 5 for further discussion of these derivative financial instruments.

      A sensitivity analysis model was used to calculate the fair values of the Company’s derivative financial instruments, utilizing applicable market interest rates in effect at March 31, 2000. The sensitivity analysis involved increasing and decreasing the market rates by a hypothetical 10% and calculating the resulting change in the fair values of the interest rate sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming	Assuming
	A 10%	A 10%
	Increase in	Decrease in
	Rates	Rates

	(Millions)
Interest Rate Risk
Interest Rate Sensitive

Forward Starting Swap — 5-year	9.1	(5.9)

— 10-year	26.4	(17.2)

Treasury Lock — 30-year	14.3	(10.7)

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART II — OTHER INFORMATION

Item 5 — Other Information.

      Effective March 22, 2000 and April 14, 2000, Theodore J. Vogel was elected Vice President and Assistant Controller, respectively, of the Company and Detroit Edison. From 1997 to 2000, he was Vice President — Taxes and Tax Counsel of CMS Energy Corporation. He previously served as Director of Corporate Taxes and Tax Counsel from 1987 to 1997.

      David E. Meador has been elected Senior Vice President and Treasurer effective May 15, 2000.

QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON COMPANY
PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited).

      See pages 11 through 15.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      See the Company’s and Detroit Edison’s “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by reference.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

      On February 25, 2000, Ricci, et al v. Detroit Edison was filed in the U.S. Federal District Court for the Eastern District of Michigan. The complaint alleges that Detroit Edison employees formerly employed by contractors of Detroit Edison should be treated as if they are entitled to various retirement benefits under ERISA and other benefits that have been available to Detroit Edison employees. The complaint also seeks class action certification. Detroit Edison believes this matter is without merit.

      As discussed in Item 3 — Legal Proceedings of Detroit Edison’s Annual Report, a lawsuit pending in the Circuit Court for Wayne County, Michigan (Coch, et al v. Detroit Edison) seeks class action certification for claims of employment-related sex, gender and race discrimination and harassment. In March 2000, Lotharp, et al v. Detroit Edison was filed in the Circuit Court for Wayne County, Michigan claiming that certain of Detroit Edison’s employment testing programs discriminated against African American, women and race/ethnic applicants, with Plaintiffs seeking to represent such group. A hearing on the Coch request for class action certification has not yet been held. Detroit Edison believes that the claims made in both lawsuits are without merit and that class action certification is not appropriate.

Item 5 — Other Information.

      On February 8, 2000, Detroit Edison filed a capacity plan with the MPSC outlining its plans assessing its generation and transmission capacity for the summer and identified its plans for meeting the demand of its electric customers. The plan indicated that Detroit Edison has added additional generating capacity since the beginning of last summer, that DTE River Rouge Unit No. 1, LLC (DTE River Rouge) will refurbish River Rouge Unit No. 1, that Detroit Edison has acquired firm transmission capacity within the region, and that it plans to purchase approximately 2,100 MW of additional capacity from other suppliers.

      On March 6, 2000, DTE River Rouge filed for Exempt Wholesale Generator (EWG) status with the FERC. On April 11, 2000, the FERC approved this request. Additionally, DTE River Rouge filed for approval from the FERC to sell energy and capacity from DTE River Rouge at market based rates, and requested expedited consideration by the FERC. On March 27, 2000, Nordic Electric protested the request, alleging that the Company and certain affiliates are engaging in practices that deter competition. On April 27, 2000, DTE River Rouge filed an answer denying the claims made by Nordic Electric.

      On March 31, 2000, Nordic Electric filed a complaint with the FERC against Detroit Edison, DTE Energy, DTE River Rouge, and DTE Energy Trading alleging that the Company is hoarding transmission capacity, that the pending merger with MCN may increase its market power, and that the transfer of facilities by Detroit Edison to DTE River Rouge is illegal under Section 203 of the Federal Power Act. On April 14, 2000, the Company and certain affiliates filed an answer and a motion to dismiss the complaint.

      On March 14, 2000, the MPSC approved a settlement agreement that provides for a program of system improvements designed to address areas in Detroit Edison’s service territory that have been subject to severe storm damage and multiple outages. Detroit Edison will undertake improvement projects on specific circuits.

      On May 1, 2000, the MPSC Staff issued a report proposing electric distribution performance standards that would apply to Michigan utilities including Detroit Edison. The Staff indicated that these proposed standards represent achievable goals within current utility rates. The Staff proposed that quarterly reports be filed with the MPSC and that a twelve-month rolling average of data will be used to determine compliance with the standards. If the rolling average is not met, Staff recommends, after notice and hearing, that reductions in rates be imposed for a period of time equal to the time of non-compliance or until the non-compliance is corrected. The amount or reductions would be equal to 1 mill/kwh for all energy sold, or a minimum of $1 per customer per month.

      On March 31, 2000, Detroit Edison filed for reconciliation of its MPSC jurisdictional 1999 PSCR revenues and expenses. Detroit Edison, in a filing on April 28, 2000, indicated that an over recovery of $12.2 million, including interest, existed, and when coupled with a Fermi 2 performance standard credit of $19.0 million, a net amount of $31.2 million should be refunded to customers. This refund was accrued for in a prior year.

      On March 31, 2000, Detroit Edison filed with the MPSC for recovery of $21 million of costs incurred in 1999 that were associated with the implementation of the Electric Choice program. Detroit Edison continues to estimate that expenditures of up to $120 million may be required through 2001 to fully implement the program.

      On April 5, 2000, Energy Michigan filed with the MPSC to reopen the Fermi 2 Amortization case, raising similar issues that Nordic Electric raised in the complaint filed at the FERC. Energy Michigan alleges that Detroit Edison has violated its commitment to implement Electric Choice, and requests that a hearing be conducted before the full MPSC. Energy Michigan alleges that Detroit Edison is monopolizing available electric import capability from other United State utilities, and is refusing to allow Nordic Electric to import electric supplies from Ontario Hydro. Detroit Edison believes that the allegations are without merit.

      On April 15, 2000, First Chicago Trust Company of New York was appointed Trustee under the Detroit Edison Mortgage and Deed of Trust and Bank One Trust Company, National Association was appointed Trustee under the Detroit Edison Collateral Note Indenture.

      On May 6, 2000, Detroit Edison filed an application with the FERC to create a new wholly owned transmission subsidiary. The filing requests FERC authorization for transfer of Detroit Edison’s transmission system (net book value of approximately $400 million) into the new subsidiary. Upon approval by FERC, Detroit Edison will transfer 100 percent ownership interest in substantially all of its integrated transmission business assets and facilities with voltage ratings of 120 kilovolts (kV) or above to the transmission subsidiary. The new company will also take over Detroit Edison’s responsibilities related to open access transmission service.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

Item 6 — Exhibits and Reports on Form 8-K.

(a)  Exhibits

      (i)  Exhibits filed herewith.

Exhibit
Number

4-206		—	Supplemental Indenture, dated as of April 15, 2000, appointing First Chicago Trust Company of New York as Trustee under the Detroit Edison Mortgage and Deed of Trust, dated as of October 1, 1924.
4-207		—	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993.
10- 34	*	—	2000 Executive Incentive Plan Measures.
10- 35	*	—	Amended and Restated Executive Incentive Plan.
10- 36	*	—	Detroit Edison Long-Term Incentive Plan, as amended through February 22, 2000.
10- 37	*	—	2000 Long-Term Incentive Plan Measures.
10- 38	*	—	Certain arrangements pertaining to the employment of Theodore J. Vogel.
11-18		—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-22		—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-23		—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-13		—	Awareness Letter of Deloitte & Touche LLP regarding their report dated May 12, 2000.
27-33		—	Financial Data Schedule for the period ended March 31, 2000 for DTE Energy Company.
27-34		—	Financial Data Schedule for the period ended March 31, 2000 for The Detroit Edison Company.
99-33		—	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

      (ii)  Exhibits incorporated herein by reference.

2	(a)	—	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. (Exhibit 2-1 to Form 10-K for the year ended December 31, 1999.)
3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)
3	(d)	—	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)
3	(e)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)
3	(f)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3	(g)	—	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)
3	(h)	—	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)
3	(i)	—	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)
4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160
January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995
August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999
August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999
January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).
4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)
4	(i)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)
4	(j)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of new York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)
4	(k)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(l)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(m)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)
4	(n)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)
4	(o)	—	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)
4	(p)	—	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)
4	(q)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(r)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).
99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).
99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).
99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)
99	(m)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).
99	(n)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).
99	(o)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).
99	(p)	—	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99	(q)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)
99	(r)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)
99	(s)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(t)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(u)	—	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)
99	(v)	—	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)
99	(w)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

(b)  On February 16, 2000, the Company filed a Current Report on Form 8-K discussing its common share buyback program.

*	Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date	May 12, 2000	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	May 12, 2000	/s/ LARRY G. GARBERDING Larry G. Garberding Executive Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date	May 12, 2000	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	May 12, 2000	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller

EXHIBIT INDEX

Exhibit
Number			Description

4-206		—	Supplemental Indenture, dated as of April 15, 2000, appointing First Chicago Trust Company of New York as Trustee under the Detroit Edison Mortgage and Deed of Trust, dated as of October 1, 1924.
4-207		—	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993.
10- 34	*	—	2000 Executive Incentive Plan Measures.
10- 35	*	—	Amended and Restated Executive Incentive Plan.
10- 36	*	—	Detroit Edison Long-Term Incentive Plan, as amended through February 22, 2000.
10- 37	*	—	2000 Long-Term Incentive Plan Measures.
10- 38	*	—	Certain arrangements pertaining to the employment of Theodore J. Vogel.
11-18		—	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.
12-22		—	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.
12-23		—	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.
15-13		—	Awareness Letter of Deloitte & Touche LLP regarding their report dated May 12, 2000.
27-33		—	Financial Data Schedule for the period ended March 31, 2000 for DTE Energy Company.
27-34		—	Financial Data Schedule for the period ended March 31, 2000 for The Detroit Edison Company.
99-33		—	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

      (ii)  Exhibits incorporated herein by reference.

2	(a)	—	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. (Exhibit 2-1 to Form 10-K for the year ended December 31, 1999.)
3	(a)	—	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)
3	(b)	—	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)
3	(c)	—	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)
3	(d)	—	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)
3	(e)	—	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)
3	(f)	—	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)
3	(g)	—	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)
3	(h)	—	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)
3	(i)	—	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4	(a)	—	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136
November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160
January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595
June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643
June 30, 1982	Exhibit 4-30 to Registration No. 2-78941
August 15, 1982	Exhibit 4-32 to Registration No. 2-79674
October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994
November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992
July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994
December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994
February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994
April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996
November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996
January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996
February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998
April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998
July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998
July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992
January 1, 1993	Exhibit 4-131 to Registration No. 33-56496
March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998
March 15, 1993	Exhibit 4-192 to Form 10-Q for quarter ended March 31, 1998
April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993
April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993
May 31, 1993	Exhibit 4-148 to Registration No. 33-64296
June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)
June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)
September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993
March 1, 1994	Exhibit 4-163 to Registration No. 33-53207
June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994
August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994
December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994
August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995
August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999
August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999
January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

4	(b)	—	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).
4	(c)	—	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).
4	(d)	—	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4	(e)	—	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).
4	(f)	—	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).
4	(g)	—	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).
4	(h)	—	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)
4	(i)	—	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)
4	(j)	—	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of new York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)
4	(k)	—	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)
4	(l)	—	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)
4	(m)	—	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)
4	(n)	—	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)
4	(o)	—	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)
4	(p)	—	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)
4	(q)	—	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)
4	(r)	—	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)
4	(s)	—	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)
99	(a)	—	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).
99	(b)	—	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).
99	(c)	—	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99	(d)	—	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).
99	(e)	—	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).
99	(f)	—	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)
99	(g)	—	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).
99	(h)	—	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).
99	(i)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).
99	(j)	—	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).
99	(k)	—	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)
99	(l)	—	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)
99	(m)	—	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).
99	(n)	—	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).
99	(o)	—	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).
99	(p)	—	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).
99	(q)	—	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99	(r)	—	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)
99	(s)	—	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).
99	(t)	—	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).
99	(u)	—	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)
99	(v)	—	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)
99	(w)	—	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)
99	(x)	—	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

(b)  On February 16, 2000, the Company filed a Current Report on Form 8-K discussing its common share buyback program.

*	Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.