Form 10-Q
period 2000-06-30
DTE ENERGY CO; DETROIT EDISON CO
filed 2000-08-11
CIK 936340, 28385

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

Registrants; State of
Commission	Incorporation; Address; and	I.R.S. Employer
File Number	Telephone Number	Identification No.

1-11607	DTE Energy Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	The Detroit Edison Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-8000	38-0478650

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

At July 31, 2000, 142,658,064 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY
and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended June 30, 2000

This document contains the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2000 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

DEFINITIONS

Annual Report	1999 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 43 through 70 and 74 through 77 of the 1999 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company, as the case may be

ABATE	Association of Businesses Advocating Tariff Equity

Company	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

Electric Choice	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN	MCN Energy Group Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein

PSCR	Power Supply Cost Recovery

Quarterly Report	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for DTE Energy Company or The Detroit Edison Company, as the case may be, for the quarter ended March 31, 2000

Quarterly Report Notes	Notes to Condensed Consolidated Financial Statements (Unaudited) appearing on pages 16 through 19 of the Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000 for DTE Energy Company and The Detroit Edison Company, as the case may be

Registrant	Company or Detroit Edison, as the case may be

DEFINITIONS
QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
PART II — OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders.
Item 5 — Other Information.
PART I — FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements (Unaudited).
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PART II — OTHER INFORMATION
Item 5 – Other Information.
QUARTERLY REPORTS ON FORM 10-Q FOR DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY
Item 6 – Exhibits and Reports on Form 8-K
(a) Exhibits
Form 10-Q
DTE Energy Company Basic & Diluted Earnings
DTE Energy Computation of Ratio of Earnings
Detroit Edison Computation of Ratio of Earnings
Awareness Letter of Deloitte & Touche LLP
Financial Data Schedule - DTE Energy Company
Financial Data Schedule - Detroit Edison Company

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

DTE Energy Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Operating Revenues	$1,428	$1,150	$2,610	$2,174

Operating Expenses

Fuel and purchased power	579	322	923	553

Operation and maintenance	386	364	741	689

Depreciation and amortization	186	182	378	364

Taxes other than income	74	71	150	142

Total Operating Expenses	1,225	939	2,192	1,748

Operating Income	203	211	418	426

Interest Expense and Other

Interest expense	82	82	165	165

Other — net	1	6	3	9

Total Interest Expense and Other	83	88	168	174

Income Before Income Taxes	120	123	250	252

Income Taxes	12	13	25	27

Net Income	$108	$110	$225	$225

Average Common Shares Outstanding	143	145	143	145

Earnings per Common Share -

Basic and Diluted	$0.76	$0.76	$1.57	$1.55

Dividends Declared per Common Share	$0.515	$0.515	$1.03	$1.03

See Notes to Condensed Consolidated Financial Statements (Unaudited)

DTE Energy Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	June 30	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$40	$33

Restricted cash	132	131

Accounts receivable Customer (less allowance for doubtful accounts of $21)	439	388

Accrued unbilled revenues	193	166

Other	124	144

Inventories (at average cost) Fuel	166	175

Materials and supplies	165	168

Asset from risk management activities	129	67

Other	117	38

	1,505	1,310

Investments

Nuclear decommissioning trust funds	389	361

Other	266	274

	655	635

Property

Property, plant and equipment	11,802	11,755

Property under capital leases	221	222

Nuclear fuel under capital lease	703	663

Construction work in progress	209	106

	12,935	12,746

Less accumulated depreciation and amortization	5,632	5,598

	7,303	7,148

Regulatory Assets	2,776	2,935

Other Assets	278	288

Total Assets	$12,517	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30	December 31
	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$261	$273

Accrued interest	63	57

Dividends payable	73	75

Accrued payroll	95	97

Short-term borrowings	622	387

Income taxes	102	61

Current portion long-term debt	194	270

Current portion capital leases	101	75

Liability from risk management activities	111	52

Other	253	257

	1,875	1,604

Other Liabilities

Deferred income taxes	1,855	1,925

Capital leases	107	114

Regulatory liabilities	194	262

Other	577	564

	2,733	2,865

Long-Term Debt	3,992	3,938

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 142,658,064 and 145,041,324 issued and outstanding, respectively	1,918	1,950

Retained earnings	1,999	1,959

	3,917	3,909

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholders’ Equity	$12,517	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited)

DTE Energy Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Six Months Ended
	June 30

	2000	1999

Operating Activities

Net Income	$225	$225

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	378	364

Other	(57)	(15)

Changes in current assets and liabilities:

Restricted cash	(1)	(2)

Accounts receivable	(59)	(52)

Inventories	12	17

Payables	(8)	(2)

Other	(82)	(119)

Net cash from operating activities	408	416

Investing Activities

Plant and equipment expenditures	(396)	(381)

Net cash used for investing activities	(396)	(381)

Financing Activities

Issuance of long-term debt	219	—

Increase in short-term borrowings	235	176

Redemption of long-term debt	(240)	(157)

Repurchase of common stock	(70)	—

Dividends on common stock	(149)	(149)

Net cash used for financing activities	(5)	(130)

Net Increase (Decrease) in Cash and Cash Equivalents	7	(95)

Cash and Cash Equivalents at Beginning of the Period	33	130

Cash and Cash Equivalents at End of the Period	$40	$35

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$159	$165

Income taxes paid	34	36

New capital lease obligations	41	9

See Notes to Condensed Consolidated Financial Statements (Unaudited)

DTE Energy Company
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,041	$1,950

Repurchase and retirement of common stock	(2,383)	(32)

Balance at June 30, 2000	142,658	$1,918

Retained Earnings

Balance at beginning of year		$1,959

Net income		225

Dividends declared on common stock ($1.03 per share)		(147)

Repurchase and retirement of common stock		(38)

Balance at June 30, 2000		$1,999

Total Shareholders’ Equity		$3,917

See Notes to Condensed Consolidated Financial Statements (Unaudited).

[ This page intentionally left blank. ]

The Detroit Edison Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Operating Revenues	$1,071	$1,006	$2,020	$1,917

Operating Expenses

Fuel and purchased power	336	277	565	483

Operation and maintenance	272	261	512	498

Depreciation and amortization	177	173	359	346

Taxes other than income	72	70	147	141

Total Operating Expenses	857	781	1,583	1,468

Operating Income	214	225	437	449

Interest Expense and Other

Interest expense	70	69	139	137

Other — net	5	(1)	9	2

Total Interest Expense and Other	75	68	148	139

Income Before Income Taxes	139	157	289	310

Income Taxes	48	50	101	99

Net Income	$91	$107	$188	$211

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	June 30	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$14	$4

Accounts receivable

Customer (less allowance for doubtful accounts of $20)	301	316
Accrued unbilled revenues	193	166

Other	115	138

Inventories (at average cost)

Fuel	166	175

Materials and supplies	143	140

Other	103	29

	1,035	968

Investments

Nuclear decommissioning trust funds	389	361

Other	37	34

	426	395

Property

Property, plant and equipment	11,246	11,204

Property under capital leases	221	221

Nuclear fuel under capital lease	703	663

Construction work in progress	3	4

	12,173	12,092

Less accumulated depreciation and amortization	5,542	5,526

	6,631	6,566

Regulatory Assets	2,776	2,935

Other Assets	176	187

Total Assets	$11,044	$11,051

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	June 30	December 31
	2000	1999

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$229	$224

Accrued interest	60	54

Dividends payable	80	80

Accrued payroll	92	90

Short-term borrowings	382	362

Income taxes	132	84

Current portion long-term debt	119	194

Current portion capital leases	101	75

Other	115	159

	1,310	1,322

Other Liabilities

Deferred income taxes	1,815	1,879

Capital leases	107	114

Regulatory liabilities	194	262

Other	575	562

	2,691	2,817

Long-Term Debt	3,384	3,284

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,708	1,677

	3,659	3,628

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder’s Equity	$11,044	$11,051

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Six Months Ended
	June 30

	2000	1999

Operating Activities

Net Income	$188	$211

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	359	346

Other	(52)	8

Changes in current assets and liabilities:

Accounts receivable	11	(27)

Inventories	6	5

Payables	13	(3)

Other	(118)	(108)

Net cash from operating activities	407	432

Investing Activities

Plant and equipment expenditures	(282)	(308)

Net cash used for investing activities	(282)	(308)

Financing Activities

Issuance of long-term debt	219	—

Increase in short-term borrowings	20	173

Redemption of long-term debt	(194)	(119)

Dividends on common stock	(160)	(160)

Net cash used for financing activities	(115)	(106)

Net Increase in Cash and Cash Equivalents	10	18

Cash and Cash Equivalents at Beginning of the Period	4	5

Cash and Cash Equivalents at End of the Period	$14	$23

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$133	$139

Income taxes paid	98	67

New capital lease obligations	41	9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Balance at June 30, 2000	145,120	$1,451

Premium on Common Stock

Balance at beginning of year		$548

Balance at June 30, 2000		$548

Common Stock Expense

Balance at beginning of year		$(48)

Balance at June 30, 2000		$(48)

Retained Earnings

Balance at beginning of year		$1,677

Net income		188

Dividends declared on common stock ($1.10 per share)		(160)

Other		3

Balance at June 30, 2000		$1,708

Total Shareholder’s Equity		$3,659

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company and The Detroit Edison Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

The Securities and Exchange Commission Staff (“staff”) issued Staff Accounting Bulletin (“SAB”) No. 101 in December 1999. This staff accounting bulletin summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 has been delayed until the fourth quarter ended December 31, 2000. At June 30, 2000, the Company and Detroit Edison have not yet determined the impact the adoption of SAB No. 101 will have on the Company’s and Detroit Edison’s financial statements.

NOTE 2 – MERGER AGREEMENT

As discussed in Note 2 of the Annual Report Notes, the Company has entered into a definitive merger agreement with MCN. The proposed merger is being reviewed by the Federal Trade Commission (FTC) pursuant to the Hart-Scott-Rodino Act. The FTC staff has focused primarily on possible competition between the Company and MCN for cogeneration load and other gas/electric displacement technologies in the companies’ coincident retail distribution areas. The Company and MCN are taking action to address issues raised by the FTC staff, including consideration of the potential sale of capacity on the Michigan Consolidated Gas Co. system. Because of the length of the FTC review, it appears unlikely that the transaction can be completed before the fourth quarter of this year.

NOTE 3 – REGULATORY MATTERS

On June 3, 2000, Michigan Governor John Engler signed Enrolled Senate Bill No. 937, Public Act 141 of 2000 (PA 141), which provides Detroit Edison with the right to recover stranded costs, codifies and establishes a date certain for the MPSC’s existing electric customer choice program, and requires the MPSC to reduce electric residential rates by 5%.

On that same date, the Governor signed Enrolled Senate Bill No. 1253, Public Act 142 of 2000 (PA 142). PA 142 provides for the recovery through securitization of “qualified costs,” which consist of an electric utility’s regulatory assets plus various costs associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds. In order to recover its “qualified costs,” Detroit Edison must apply to the MPSC for authority to issue the securitization bonds, which may not exceed 15 years in term. Before the bonds may be issued, the MPSC is required to make findings that recovery of the qualified costs will provide tangible and quantifiable benefits to customers. PA 142 requires Detroit Edison to retire debt and equity with the proceeds of securitization bonds. An annual reconciliation of securitization charges is also required by statute.

In an Application for a Financing Order filed July 5, 2000, Detroit Edison requested that the MPSC, as permitted by PA 142, make the necessary statutory findings and rulings to permit Detroit Edison to securitize certain qualified costs in the amount of $1.850 billion. These qualified costs include Fermi 2 costs, MPSC-approved restructuring costs, costs of certain regulatory assets, and electric choice implementation costs. In addition, the initial and periodic costs of issuance associated with securitization bonds, as well as the costs of retiring and refunding securities with the proceeds of securitization, are qualified costs. Buyout or buydown of power purchase contract costs, and employee retraining and transition costs, are also qualified costs, and may be included in a future filing.

By statute, the Application for a Financing Order is to be treated as an expedited contested case proceeding and the MPSC is to act upon such Application no later than 90 days after the electric utility filed its application.

The issuance of securitization bonds is expected to result in an overall revenue requirement reduction for Detroit Edison. Acting pursuant to PA 141, in an order issued June 5, 2000, the MPSC immediately reduced Detroit Edison’s residential electric rates by 5%, or approximately $65 million on an annual basis, and imposed a rate freeze for all classes of customers through 2003. Since rate reductions will be funded through securitization savings, Detroit Edison deferred $9 million for the residential rate reduction in the second quarter of 2000. Detroit Edison anticipates that a total of approximately $42 million will be deferred until securitization bonds are issued, which is expected to occur by December 31, 2000. Savings resulting from securitization are, by statute, to be utilized as available in the following priority order: the 5% residential rate reduction, rate reductions for other customers up to 5%, funding of the low income/energy efficiency fund, and to pay for stranded and transition costs.

The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004 and remaining business customers through 2003. Certain costs may be deferred after 2003 and during the period that rate increases are impermissible. This rate cap may be lifted when certain market test provisions are met, namely, an electric utility has no more than 30% of generation capacity in its market, with allowance for capacity needed to meet a utility’s responsibility to serve its customers. Statewide, multi-utility transmission system improvements are also required. If these market conditions and transmission improvements conditions are not met, the rate freeze may continue through 2013.

In addition, as a result of the legislation the Company must:

•	File an application to unbundle its commercial and industrial rates by June 5, 2001,

•	Join a FERC approved Regional Transmission Organization (RTO) or divest its interest in transmission by December 31, 2001,

•	Continue to provide service to customers who wish to take service from Detroit Edison, and

•	Establish a worker transition program for workers that might be displaced.

As a result of the legislation discussed above, in several orders issued on June 19, 2000, the MPSC determined that adjusting rates for changes in PSCR expenses through continuance of the PSCR clause would be inconsistent with the new statutes. Therefore, the MPSC dismissed Detroit Edison’s application for reconciliation of its 1999 PSCR revenues and expenses, its application for approval of its 2000 PSCR plan, and did not allow Detroit Edison to collect the 1998 PSCR underrecovery of $8.6 million plus accrued interest of $3.0 million. Detroit Edison reversed approximately $55 million of liabilities associated with the PSCR clause as of the effective date of the legislation. Parties have filed Claims of Appeal regarding the 1999 and 2000 PSCR issues with the Michigan Court of Appeals. The Company is not able to determine the timing or outcome of these proceedings.

Detroit Edison is unable to predict the outcome of the matters discussed herein. Resolution of these matters is dependent upon future MPSC orders which may impact the financial position of Detroit Edision.

NOTE 4 – SHAREHOLDERS’ EQUITY

The Company’s board of directors has authorized the repurchase of up to 10 million common shares, with the current program tentatively set to not exceed $100 million. Stock purchases are made from time to time on the open market or through negotiated transactions. All common stock repurchased will be canceled. During the six month period ended June 30, 2000, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million.

NOTE 5 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At June 30, 2000, Detroit Edison had total short-term credit arrangements of approximately $506 million under which $182 million of commercial paper was outstanding. Additionally, Detroit Edison had a $200 million trade receivables sales agreement under which $200 million was outstanding at June 30, 2000.

At June 30, 2000, DTE Capital had $240 million of commercial paper outstanding. A $400 million short-term credit arrangement, backed by a Support Agreement from the Company, provided credit support for this commercial paper.

During the first quarter of 2000, plans were announced to terminate DTE Capital’s operations. Subsequently, the Company assumed all of DTE Capital’s outstanding guarantees. Currently the Company is authorized to issue up to $350 million of new guarantees. At June 30, 2000, the Company had assumed and/or issued guarantees of various consolidated affiliate obligations of $225 million.

NOTE 6 – FINANCIAL INSTRUMENTS

The Company has entered into a series of forward starting interest rate swaps and Treasury locks in order to limit the Company’s sensitivity to interest rate fluctuations associated with its anticipated issuance of long-term debt to be used to finance the merger with MCN. The Company has designated these instruments as hedges. The Company expects to issue this debt subsequent to the merger. The forward starting swaps, which include notional amounts of $250 million and $450 million in 5 and 10-year maturities, respectively, have a weighted average interest rate of 7.55% and 7.61%, respectively. The Treasury locks, which include notional amounts of $50 million and $150 million in 10 and 30-year maturities, respectively, have a weighted average interest rate of 6.01% and 6.26%, respectively. At June 30, 2000, the fair value of these derivative financial instruments indicated an unrealized loss of approximately $17 million. The unrealized loss is not reflected in the financial statements at June 30, 2000, but would be recognized as a deferred item upon issuance of the anticipated long-term debt. The deferred item would be amortized through interest expense over the life of the associated long-term debt as a yield adjustment.

Trading activities of DTE Energy Trading, Inc. (DTE ET) are accounted for using the mark to market method of accounting. Net unrealized gains from such contracts were $18 million and $2 million at June 30, 2000 and June 30, 1999, respectively.

The Company’s non regulated energy marketing subsidiary enters into commitments to deliver electricity to retail customers outside southeast Michigan. To limit its exposure to price volatility on the electricity it purchases to fulfill its commitments, it enters into forward purchase commitments with DTE ET. DTE ET also enters into forward purchase commitments with third parties to cover its commitments to deliver electricity to the energy marketing subsidiary. All such contracts have been designated as hedges of the anticipated sale of electricity to the energy marketing company and the retail customer, respectively. As such, unrealized gains on these contracts of $15 million have not been reflected in the consolidated financial statements at June 30, 2000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As discussed in the Annual Report, in July 1999, ABATE made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC Order authorizing the accelerated amortization of Fermi 2. On June 19, 2000, the MPSC dismissed with prejudice the complaint filed initially by ABATE in 1997 alleging that Detroit Edison’s rates produced excessive revenues. A Proposal for Decision issued in March 2000 by an administrative law judge had recommended that Detroit Edison’s electric rates be reduced by approximately $101.6 million. In dismissing the complaint, the MPSC indicated that adjusting rates would be inconsistent with PA 141. ABATE has filed a motion with the MPSC requesting rehearing, asking that the parties be allowed to address whether excess earnings can be used as an offset against, at least, electric choice implementation costs. The MPSC has not acted on the motion. The Company is unable to predict the outcome of this proceeding.

As discussed in the Annual Report, the EPA has issued ozone transport regulations, final new air quality standards relating to ozone and particulate air pollution and a SIP (State Implementation Plan) call giving states a year to develop new regulations to limit nitrogen oxide (NOx) emissions because of their contribution to ozone formation. In June 2000, the U.S. Court of Appeals refused to rehear a decision upholding the SIP call. The State of Michigan has indicated its intention to appeal the decision to the U.S. Supreme Court. Unless it is reversed, it is estimated that Detroit Edison will incur approximately $400 million in capital expenditures to comply. Under the recently enacted Michigan electric restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure would be deferred until after the expiration of the rate cap period presently expected to end December 31, 2005.

NOTE 8 – SEGMENT AND RELATED INFORMATION

The Company’s reportable business segment is its electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. All Other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects, and engage in domestic energy trading and marketing. Inter-segment revenues are not material. Income taxes are allocated based on intercompany tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

	Electric	All		Reconciliations
	Utility	Other		and Eliminations	Consolidated

Three Months Ended June 30, 2000			(Millions)

Operating revenues	$1,071	$357		$—	$1,428

Net income	91	22		(5)	108

Six Months Ended June 30, 2000

Operating revenues	$2,020	$590		$—	$2,610

Net income	188	44		(7)	225

Three Months Ended June 30, 1999			(Millions)

Operating revenues	$1,006	$144		$—	$1,150

Net income	107	10		(7)	110

Six Months Ended June 30, 1999

Operating revenues	$1,917	$257		$—	$2,174

Net income	211	24		(10)	225

      This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 22) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023), Form S-4 (Registration No. 333-89175) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

      To the Board of Directors and Shareholders of DTE Energy Company and The Detroit Edison Company

      We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of changes in shareholders’ equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 9, 2000

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

This analysis for the three and six months ended June 30, 2000, as compared to the same periods in 1999, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

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

As discussed in Note 2, the Company and MCN have entered into a merger agreement. The Company expects that completion of the merger will result in the issuance of approximately 30 million shares of its common stock and approximately $1.4 billion in external financing. The merger is expected to create a fully integrated electric and natural gas company that is expected to strongly support the Company’s commitment to a long-term earnings growth rate of 6%. The merger is expected to permit the Company to be responsive to competitive pressures. The external financing needs of the merger may create a sensitivity to interest rate changes; and the Company will need to successfully integrate the two operations in order to be able to service the expected debt requirements and achieve aggregate operating cost reductions. The delay in the receipt of regulatory approvals may impact the accretive effect on earnings in 2001 resulting from the proposed transaction. See Note 2 and 6 for further discussion of the pending DTE/MCN merger and the financial instruments used to hedge the interest rate risk associated with financing the merger.

The Company’s earnings are largely dependent upon the earnings of Detroit Edison and the utilization of alternate fuels tax credits generated from non-regulated businesses. Securitization, discussed in Note 3, is expected to reduce Detroit Edison’s earnings, which may impact the Company’s ability to utilize all future available alternate fuels tax credits.

ELECTRIC INDUSTRY RESTRUCTURING

Michigan’s Customer Choice and Electricity Reliability Act

See Note 3 for discussion of Public Acts 141 and 142 of 2000 (PA 141 and PA 142), new legislation signed into effect on June 3, 2000 by Michigan Governor John Engler.

Michigan Public Service Commission

The MPSC ordered Detroit Edison to file by September 20, 2000 revised tariffs governing both the experimental and the main electric choice programs, with any revisions that are appropriate to comply with PA 141 and PA 142, and to remedy problems that customers have experienced thus far. The MPSC will then conduct a contested case proceeding to resolve any issues.

Federal Energy Regulatory Commission

On May 18, 2000, the FERC issued an order in response to the filing that the Alliance RTO, which includes Detroit Edison, made on February 17, 2000. The order indicated that the compliance filing does not fully satisfy the requirements of the original order, and directed the Alliance to make additional filings, but did not set any filing deadlines. The FERC indicated that the Alliance still did not meet the independence requirements with its governance structure, and reserved the judgement on the rate design and scope and configuration until further detail is provided in future filings.

On June 29, 2000, the FERC approved Detroit Edison’s May 4, 2000 request to transfer its transmission facilities and agreements to a subsidiary, the International Transmission Company (ITC). The disposition is intended to be a first step in the Detroit Edison’s efforts to divest the transmission business to an entity qualified to join an RTO. On July 28, 2000, ITC filed an application with the FERC for transmission rate treatment, pursuant to the FERC’s Order 2000. The application proposed a rate moratorium based upon the Michigan legislative rate freeze and the transmission component of Detroit Edison’s formerly bundled retail rates. The rate would yield a revenue level of approximately $138 million annually, and is subject to refund if certain independence and RTO compliance conditions are not met.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities was lower for the Company due primarily to increases in accounts receivable and changes in other assets and liabilities.

Net cash from operating activities was lower for Detroit Edison due primarily to decreased net income and changes in other assets and liabilities.

Cash Used for Investing Activities

Net cash used for investing activities was higher for the Company due to increased non-regulated plant and equipment expenditures.

Net cash used for investing activities was lower for Detroit Edison due to decreased plant and equipment expenditures.

Cash Used for Financing Activities

Net cash used for financing activities was lower for the Company due primarily to the issuance of long-term debt and increased short-term borrowings, partially offset by the redemption of common stock and long-term debt.

Net cash used for financing activities was higher for Detroit Edison due primarily to increased redemptions of long-term debt and reduced short-term borrowings, partially offset by the issuance of long-term debt.

Detroit Edison has called for redemption, on September 1, 2000, all outstanding County of Monroe, Michigan Series I-1990 Pollution Control Revenue Bonds ($50,745,000, 7.65%) at a price of 102%. These bonds are to be refinanced with an issue of tax exempt bonds by the Michigan Strategic Fund.

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, the Company’s net income was $108 million or $0.76 per common share as compared to $110 million or $0.76 per common share during the same period in 1999. For the six months ended June 30, 2000, net income was $225 million or $1.57 per common share compared to $225 million or $1.55 per common share during the same period in 1999.

The 2000 three and six months earnings remained relatively stable compared to 1999 due to higher electric system sales and the effects of the June 2000 legislation and corresponding MPSC orders, offset by higher unit fuel costs and increased energy purchases. Operating expenses were higher due to a catastrophic storm in May 2000, increased generation and system maintenance and merger expenses, partially offset by Year 2000 testing and remediation expenses included last year. In addition, the Company’s non-regulated subsidiaries contributed higher earnings in the three and six months periods compared to 1999. A share repurchase program in 2000 accounted for slight differences in year over year earnings per common share amounts.

Operating Revenues

Operating revenues were $2.61 billion, up approximately 20% from 1999 operating revenues of $2.17 billion. Operating revenues increased (decreased) due to the following:

	Three Months	Six Months

	(Millions)
Detroit Edison

Rate change	$9	$13

System sales volume and mix	12	49

Cessation of PSCR mechanism	55	55

Wholesale sales	(3)	(10)

Other — net	(8)	(4)

Total Detroit Edison	65	103

Non-regulated

DTE Energy Resources (excluding DTE Energy Trading)	16	42

DTE Energy Trading	194	293

Other — net	3	(2)

Total Non-Regulated	213	333

Total	$278	$436

      Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Six
	Months	Months

Residential	1.0%	0.4%

Commercial	(2.2)	0.4

Industrial	7.6	9.5

Other (includes primarily sales for resale)	3.7	3.7

Total System	1.8	3.3

Wholesale sales	(67.4)	(61.1)

Total	(2.2)	(1.3)

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expense increased for the Company due primarily to non-regulated subsidiary expenses, principally energy trading operations. Detroit Edison fuel and purchased power expense increased due to increased purchases of energy. The increased costs are partially offset by lower coal and nuclear generation costs.

System output and average fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Six Months

	2000	1999	2000	1999

	(Thousands of MWh)
Power plant generation

Fossil	10,036	9,700	19,893	20,174

Nuclear	963	2,252	3,352	4,651

Purchased power	3,246	2,442	5,218	3,773

System output	14,245	14,394	28,463	28,598

Average unit cost ($/MWh)

Generation	$15.30	$12.49	$14.23	$12.39

Purchased power	$49.44	$46.09	$41.71	$38.65

Operation and Maintenance

The Company’s operation and maintenance expenses increased for the three and six month periods due to the following:

	Three	Six
	Months	Months

	(Millions)
Detroit Edison

May 2000 catastrophic storm	$13	$13

Merger	7	13

Generation reliability and maintenance	5	9

System and customer enhancements	—	8

General and administrative	3	5

Year 2000	(17)	(35)

Other	—	1

	11	14

Non-regulated subsidiaries

Increased level of operations and addition of new businesses	11	38

	$22	$52

Depreciation and Amortization

Depreciation and amortization expense was higher due to higher levels of plant in service and the accelerated amortization of regulatory assets associated with unamortized nuclear costs.

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

      Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to cessation of the PSCR mechanism, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending and proposed regulatory proceedings, the recovery of stranded costs, and possible reductions in rates and earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and the success of non-regulated lines of business. In addition, expected results will be affected by the Company’s pending merger with MCN. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

The Company is subject to interest rate risk in conjunction with the anticipated issuance of long-term debt to be used to finance the merger with MCN. The Company’s exposure to interest rate risk arises from market fluctuations in interest rates until the date of the anticipated debt issuance. In order to limit the sensitivity to interest rate fluctuations, the Company has entered into a series of forward starting interest rate swaps and Treasury locks and designated such instruments as hedges. See Note 6 for further discussion of these derivative financial instruments.

A sensitivity analysis model was used to calculate the fair values of the Company’s derivative financial instruments, utilizing applicable market interest rates in effect at June 30, 2000. The sensitivity analysis involved increasing and decreasing the market rates by a hypothetical 10% and calculating the resulting change in the fair values of the interest rate sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming A 10%	Assuming A 10%
	Increase in Rates	Decrease in Rates

	(Millions)
Interest Rate Risk

Interest Rate Sensitive Forward Starting Swap – 5-year	$6.7	$(7.7)

– 10-year	20.4	(32.7)

Treasury Lock – 10-year	2.0	(2.1)

– 30-year	11.6	(12.9)

MARKET RISK

The Company measures the risk inherent in DTE Energy Trading, Inc.’s (DTE ET) portfolio utilizing VaR analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. DTE ET’s VaR expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The Company reports VaR as a percentage of its earnings, based on a 95% confidence interval, utilizing 10 day holding periods. As of June 30, 2000, the Company’s VaR from its power marketing and trading activities was less than 1% of the Company’s consolidated “Income Before Income Taxes” for the six month period ended June 30, 2000. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20 day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. For further information, see the Company’s and Detroit Edison’s Note 6 – Financial Instruments.

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY

PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the holders of Common Stock of the Company was held on April 14, 2000. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b)	There was no solicitation in opposition to the Board of Directors’ nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

The terms of the previously elected seven directors listed below continue until the annual meeting dates shown after each name:

Terence E. Adderley	April 25, 2001

Anthony F. Earley, Jr.	April 25, 2001

Allan D. Gilmour	April 25, 2001

Theodore S. Leipprandt	April 25, 2001

Lillian Bauder	April 24, 2002

David Bing	April 24, 2002

Larry G. Garberding	April 24, 2002

(c)	At the annual meeting of the holders of Common Stock of the Company held on April 14, 2000, the following four directors were elected to serve until the annual meeting in the Year 2003 with the votes shown:

		Total Vote
	Total Vote	Withheld
	For Each	from Each
	Director	Director
William C. Brooks	108,382,802	2,670,280

John E. Lobbia	108,391,253	2,670,446

Eugene A. Miller	108,541,071	2,512,011

Charles W. Pryor, Jr.	108,518,183	2,534,899

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year 2000 with the votes shown:

For	Against	Abstain
109,528,607	493,909	1,032,720

      There were no Shareholder proposals.

(d) Not applicable.

Item 5 — Other Information.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On February 23, 2000 the Company’s Board of Directors passed a resolution that set the number of directors on the Board at 11 members.

David E. Meador was elected Senior Vice President and Treasurer, effective May 15, 2000. From 1995 to 1997, he was Manager, Financial and Cost Management Strategy for Chrysler Corporation. He joined the Company in 1997 as Vice President and Controller and was elected Vice President of Finance and Accounting in May 1999.

On May 15, 2000, Leslie L. Loomans, Vice President and Treasurer, retired from the Company.

QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON COMPANY

PART I — FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited).

See pages 11 through 15.

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

See the Company’s and Detroit Edison’s “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by this reference.

PART II — OTHER INFORMATION

Item 5 – Other Information.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On February 23, 2000 Detroit Edison’s Board of Directors passed a resolution which set the number of directors on the Board at 11 members.

Douglas R. Gipson was elected Executive Vice President and Chief Nuclear Officer for Detroit Edison, effective May 15, 2000. He was elected Senior Vice President – Nuclear Generation in April 1993.

William T. O’Connor was elected a Vice President of Detroit Edison effective May 15, 2000. From 1995 to 1998, he was Nuclear Assessment Manager at Fermi 2 Power Plant. He was elected Assistant Vice President in 1998.

See the Company’s “Item 5 – Other Information, Directors and Executive Officers of the Registrant” for information concerning David E. Meador and Leslie L. Loomans.

OTHER

On June 19, 2000, the MPSC established a timetable for comments on applicable service quality and reliability standards for electric utility transmission and distribution systems, consistent with PA 141. The MPSC allowed interested parties to comment on the MPSC Staff’s May 1, 2000 Electric Distribution System Performance Standards proposal. Response comments are due August 18, 2000. With regard to transmission system reliability, the Staff is required to consult with electric utilities operating in Michigan, customer groups, and other relevant stakeholders, and file a final report by November 1, 2000.

On June 19, 2000, the MPSC initiated a case to establish standards for the interconnection of merchant plants with the transmission and distribution systems of electric utilities, consistent with PA 141. The Staff is to consult with utilities, merchant plant owners and operators, and other relevant stakeholders to develop recommendations. The Staff is to file a final report with the MPSC by October 2, 2000.

On May 17, 2000, the FERC accepted DTE River Rouge’s request to sell power at market based rates, and rejected Nordic Electric’s complaint alleging that Detroit Edison and its affiliates plan to deter competition by blocking alternatives to power sales. The FERC rejected the allegations that the company is engaging in transmission hoarding, and that the sale of facilities by Detroit Edison to DTE River Rouge violates Section 203 of the Federal Power Act.

See the Federal Energy Regulatory Commission section of Management’s Discussion and Analysis for discussion of the filing made on July 28, 2000 with the FERC by International Transmission Company (ITC), a Detroit Edison subsidiary.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

      Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

      (i) Exhibits filed herewith.

Exhibit Number

11-19 -	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-24 -	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-25 -	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-14 -	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 9, 2000.

27-35 -	Financial Data Schedule for the period ended June 30, 2000 for DTE Energy Company.

27-36 -	Financial Data Schedule for the period ended June 30, 2000 for The Detroit Edison Company.

(ii)	Exhibits incorporated herein by reference.

2(a) -	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. (Exhibit 2-1 to Form 10-K for the year ended December 31, 1999.)

3(a) -	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) -	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) -	Restated Articles of Incorporation of Detroit Edison, as filed December 10,1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) -	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) -	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f) -	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) -	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) -	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) -	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) -	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992

July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33 56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for Quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

May 31, 1993	Exhibit 4-148 to Registration No. 33 64296

June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee,

creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i)-	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(j) -	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(k) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(l)-	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(m) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(n)-	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(0) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(p) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(q) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(r) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(s) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(t) -	Second Supplemental Indenture, dated as of November 1,1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e)-	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and

Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1,1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k)-	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p)-	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q)-	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between

Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

99(y) -	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents. (Exhibit 99-33 to Form 10-Q for quarter ended March 31, 2000.)

(b) (i)	On June 9, 2000, the Company and Detroit Edison filed a current Report on Form 8-K discussing newly - enacted Michigan legislation permitting electric public utilities to recover stranded costs (as a result of the transition to competition and requiring a rate reduction).

(ii)	On June 14, 2000, the Company filed a Current Report on Form 8-K discussing the status of regulatory approvals with respect to its pending merger with MCN Energy Group Inc.

(iii)	On July 7, 2000, the Company and Detroit Edison filed a Current

Report on Form 8-K discussing Detroit Edison’s July 5, 2000 application to the MPSC requesting a securitization financing order in the amount of up to $1.850 billion.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date August 9, 2000	/s/ ELAINE M. GODFREY Elaine M. Godfrey Assistant Corporate Secretary

Date August 9, 2000	/s/ DAVID E. MEADOR David E. Meador Senior Vice President and Treasurer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date August 9, 2000	/s/ ELAINE M. GODFREY Elaine M. Godfrey Assistant Corporate Secretary

Date August 9, 2000	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller

QUARTERLY REPORTS ON FORM
10-Q FOR THE QUARTER
ENDED JUNE 30, 2000

DTE ENERGY COMPANY	File No. 1-11607

THE DETROIT EDISON COMPANY	File No. 1-2198

EXHIBIT INDEX

(i)	Exhibits filed herewith.

Exhibit Number
11-19 -	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-24 -	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-25 -	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-14 -	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 9, 2000.

27-35 -	Financial Data Schedule for the period ended June 30, 2000 for DTE Energy Company.

27-36 -	Financial Data Schedule for the period ended June 30, 2000 for The Detroit Edison Company.

(ii)	Exhibits incorporated herein by reference. See Page Nos. __ through __ for location of exhibits incorporated by reference.

2(a) -	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. (Exhibit 2-1 to Form 10-K for the year ended December 31, 1999.)

3(a) -	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) -	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) -	Restated Articles of Incorporation of Detroit Edison, as filed December 10,1991 with the State of Michigan, Department of Commerce - Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) -	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) -	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f) -	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) -	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) -	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) -	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) -	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992

July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33 56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for Quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

May 31, 1993	Exhibit 4-148 to Registration No. 33 64296

June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee,

creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i)-	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(j) -	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(k) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of new York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(l)-	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(m) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(n)-	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(0) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(p) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(q) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(r) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(s) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(t) -	Second Supplemental Indenture, dated as of November 1,1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e)-	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and

Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1,1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k)-	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p)-	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q)-	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between

Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

99(y) -	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents. (Exhibit 99-33 to Form 10-Q for quarter ended March 31, 2000.)