Form 10-Q
period 2000-09-30
DTE ENERGY CO; DETROIT EDISON CO
filed 2000-11-13
CIK 936340, 28385

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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

Yes      No

At October 31, 2000, 142,651,172 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

Definitions
Quarterly Report on Form 10-Q for DTE Energy Company
Part I — Financial Information
Item 1 — Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Part II — Other Information
Item 5 — Other Information
Quarterly Report on Form 10-Q for The Detroit Edison Company
Part I — Financial Information
Item 1 — Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Other Information
Item 5 — Other Information
Quarterly Reports on Form 10-Q for DTE Energy Company and The Detroit Edison Company
Item 6 — Exhibits and Reports on Form 8-K
Signature Page to DTE Energy Company Quarterly Report on Form 10-Q
Signature Page to The Detroit Edison Company Quarterly Report on Form 10-Q
Amendment to the Standby Note Purchase Credit
Amendment to the First Supplemental Indenture
Supplemental Indenture
Arrangements Re: Employment of Eric H. Peterson
DTE Earnings per Share of Common Stock
DTE Computation of Ratio Earnings to Fixed Charges
Detroit Edison Computation of Ratio of Earnings
Awareness Letter of Deloitte and Touche LLP
DTE Financial Data Schedule
Detroit Edison Financial Data Schedule
Amendment to the Credit Agreement
Order of the Michigan Public Service Commission

DTE ENERGY COMPANY
and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended September 30, 2000

This document contains the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2000 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

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

Edison Company, as the case may be, for the quarters

ended March 31, 2000 and June 30, 2000

Report Notes	Notes to Condensed Consolidated Financial Statements

(Unaudited) appearing on pages 16 through 19 and 16

through 21 of the Quarterly Reports to the Securities and

Exchange Commission on Form 10-Q for the quarters ended

March 31, 2000 and June 30, 2000, respectively, for DTE

Energy Company and The Detroit Edison Company, as the

case may be

Registrant	Company or Detroit Edison, as the case may be

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited).

The following condensed consolidated financial statements (unaudited) are included herein.

Note:	Detroit Edison’s Condensed Consolidated Financial Statements are presented here for ease of reference and are not considered to be part of Item I of the Company’s report.

DTE Energy Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Operating Revenues	$1,547	$1,440	$4,157	$3,614

Operating Expenses

Fuel and purchased power	747	510	1,670	1,063

Operation and maintenance	352	397	1,093	1,086

Depreciation and amortization	202	183	580	547

Taxes other than income	74	69	224	211

Total Operating Expenses	1,375	1,159	3,567	2,907

Operating Income	172	281	590	707

Interest Expense and Other

Interest expense	86	95	251	260

Other — net	6	4	9	13

Total Interest Expense and Other	92	99	260	273

Income Before Income Taxes	80	182	330	434

Income Taxes	(24)	21	1	48

Net Income	$104	$161	$329	$386

Average Common Shares Outstanding	143	145	143	145

Earnings per Common Share —

Basic and Diluted	$0.73	$1.11	$2.30	$2.66

Dividends Declared per Common Share	$0.515	$0.515	$1.545	$1.545

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	September 30	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$46	$33

Restricted cash	78	131

Accounts receivable

Customer (less allowance for doubtful

accounts of $21)	533	388

Accrued unbilled revenues	157	166

Other	149	144

Inventories (at average cost) Fuel	153	175

Materials and supplies	170	168

Assets from risk management activities	41	67

Other	67	38

	1,394	1,310

Investments

Nuclear decommissioning trust funds	398	361

Other	262	274

	660	635

Property

Property, plant and equipment	11,992	11,755

Property under capital leases	221	222

Nuclear fuel under capital lease	704	663

Construction work in progress	114	106

	13,031	12,746

Less accumulated depreciation and amortization	5,704	5,598

	7,327	7,148

Regulatory Assets	2,695	2,935

Other Assets	270	288

Total Assets	$12,346	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	September 30	December 31
	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$231	$273

Accrued interest	70	57

Dividends payable	73	75

Accrued payroll	86	97

Short-term borrowings	551	387

Income taxes	99	61

Current portion long-term debt	234	270

Current portion capital leases	93	75

Liabilities from risk management activities	35	52

Other	305	257

	1,777	1,604

Other Liabilities

Deferred income taxes	1,802	1,925

Capital leases	106	114

Regulatory liabilities	190	262

Other	586	564

	2,684	2,865

Long-Term Debt	3,936	3,938

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares

authorized, 142,653,454 and 145,041,324 issued

and outstanding, respectively	1,918	1,950

Retained earnings	2,031	1,959

	3,949	3,909

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholders’ Equity	$12,346	$12,316

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Nine Months Ended
	September 30

	2000	1999

Operating Activities

Net Income	$329	$386

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	580	547

Other	(97)	(72)

Changes in current assets and liabilities:

Restricted cash	53	(11)

Accounts receivable	(141)	(84)

Inventories	20	30

Payables	(40)	(43)

Other	20	(16)

Net cash from operating activities	724	737

Investing Activities

Plant and equipment expenditures	(546)	(530)

Net cash used for investing activities	(546)	(530)

Financing Activities

Issuance of long-term debt	273	265

Increase in short-term borrowings	164	65

Increase in restricted cash for debt redemptions	—	(185)

Redemption of long-term debt	(310)	(204)

Repurchase of common stock	(70)	—

Dividends on common stock	(222)	(224)

Net cash used for financing activities	(165)	(283)

Net Increase (Decrease) in Cash and Cash Equivalents	13	(76)

Cash and Cash Equivalents at Beginning of the Period	33	130

Cash and Cash Equivalents at End of the Period	$46	$54

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$238	$263

Income taxes paid	59	102

New capital lease obligations	41	3

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,041	$1,950

Repurchase and retirement of common stock	2,388	(32)

Balance at September 30, 2000	142,653	$1,918

Retained Earnings

Balance at beginning of year		$1,959

Net income		329

Dividends declared on common stock ($1.545 per share)		(221)

Repurchase and retirement of common stock		(39)

Other		3

Balance at September 30, 2000		$2,031

Total Shareholders’ Equity		$3,949

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

[ This page intentionally left blank. ]

The Detroit Edison Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2000	1999	2000	1999

Operating Revenues	$1,109	$1,211	$3,129	$3,128

Operating Expenses

Fuel and purchased power	455	405	1,020	888

Operation and maintenance	224	275	736	773

Depreciation and amortization	191	176	550	522

Taxes other than income	72	69	219	210

Total Operating Expenses	942	925	2,525	2,393

Operating Income	167	286	604	735

Interest Expense and Other

Interest expense	70	82	209	219

Other — net	4	1	13	3

Total Interest Expense and Other	74	83	222	222

Income Before Income Taxes	93	203	382	513

Income Taxes	17	65	118	164

Net Income	$76	$138	$264	$349

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	September 30	December 31
	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$12	$4

Accounts receivable

Customer (less allowance for doubtful

accounts of $20)	352	316

Accrued unbilled revenues	157	166

Other	132	138

Inventories (at average cost)

Fuel	153	175

Materials and supplies	144	140

Other	53	29

	1,003	968

Investments

Nuclear decommissioning trust funds	398	361

Other	37	34

	435	395

Property

Property, plant and equipment	11,320	11,204

Property under capital leases	221	221

Nuclear fuel under capital lease	704	663

Construction work in progress	2	4

	12,247	12,092

Less accumulated depreciation and amortization	5,602	5,526

	6,645	6,566

Regulatory Assets	2,695	2,935

Other Assets	168	187

Total Assets	$10,946	$11,051

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

	September 30	December 31
	2000	1999

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$209	$224

Accrued interest	60	54

Dividends payable	80	80

Accrued payroll	82	90

Short-term borrowings	342	362

Income taxes	102	84

Current portion long-term debt	159	194

Current portion capital leases	93	75

Other	130	159

	1,257	1,322

Other Liabilities

Deferred income taxes	1,808	1,879

Capital leases	106	114

Regulatory liabilities	190	262

Other	585	562

	2,689	2,817

Long-Term Debt	3,344	3,284

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares

authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,705	1,677

	3,656	3,628

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder’s Equity	$10,946	$11,051

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Nine Months Ended
	September 30

	2000	1999

Operating Activities

Net Income	$264	$349

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	550	522

Other	(86)	(34)

Changes in current assets and liabilities:

Accounts receivable	(21)	(46)

Inventories	18	26

Payables	(17)	(61)

Other	(53)	(53)

Net cash from operating activities	655	703

Investing Activities

Plant and equipment expenditures	(413)	(429)

Net cash used for investing activities	(413)	(429)

Financing Activities

Issuance of long-term debt	270	265

(Decrease) increase in short-term borrowings	(20)	65

Increase in restricted cash for debt redemptions	—	(185)

Redemption of long-term debt	(245)	(159)

Dividends on common stock	(239)	(239)

Net cash used for financing activities	(234)	(253)

Net Increase in Cash and Cash Equivalents	8	21

Cash and Cash Equivalents at Beginning of the Period	4	5

Cash and Cash Equivalents at End of the Period	$12	$26

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$203	$229

Income taxes paid	142	186

New capital lease obligations	41	3

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Balance at September 30, 2000	145,120	$1,451

Premium on Common Stock

Balance at beginning of year		$548

Balance at September 30, 2000		$548

Common Stock Expense

Balance at beginning of year		$(48)

Balance at September 30, 2000		$(48)

Retained Earnings

Balance at beginning of year		$1,677

Net income		264

Dividends declared on common stock ($1.65 per share)		(239)

Other		3

Balance at September 30, 2000		$1,705

Total Shareholder’s Equity		$3,656

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company and The Detroit Edison Company

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which amended SFAS No. 133 for certain implementation issues. The Company will adopt these accounting standards as required on January 1, 2001. The Company is currently assessing the financial impact of the adoption; however, such impact is not determinable at this time. The Company believes that the adoption of SFAS No. 133 may affect the variability of future periodic earnings and other comprehensive income as market conditions and resulting portfolio valuations change from time to time.

The Securities and Exchange Commission Staff (“Staff”) issued Staff Accounting Bulletin (“SAB”) No. 101 in December 1999. This SAB summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB No. 101 has been delayed until the fourth quarter ended December 31, 2000. At September 30, 2000, the Company and Detroit Edison have determined the adoption of SAB No. 101 will not have a material impact on the Company’s and Detroit Edison’s financial statements.

NOTE 2 — MERGER AGREEMENT

As discussed in Note 2 of the Annual Report Notes, the Company has entered into a definitive merger agreement with MCN. The proposed merger is being reviewed by the Federal Trade Commission (FTC) pursuant to the Hart-Scott-Rodino Act. The FTC staff has focused primarily on possible competition between the Company and MCN for cogeneration load and other gas/electric displacement technologies in the companies’ coincident retail distribution areas. The Company and MCN are taking action to address issues raised by the FTC staff, including the proposed transfer of a property interest to a unit of Exelon Corp. (previously Unicom Corp.) allowing for the utilization of up to 20 billion cubic feet of natural gas transportation capacity annually on the Michigan Consolidated Gas Co. (a subsidiary of MCN) system in the applicable distribution area. The agreement is subject to regulatory approvals (including the MPSC) and consummation of the merger. Specific terms regarding the ultimate utilization of capacity under the agreement are still being discussed with the FTC. The Company and MCN believe that the proposal will be the basis for addressing the FTC’s concerns. While the Company cannot predict the timing or outcome of the FTC’s review, the Company and MCN are targeting a first quarter 2001 closing date for the merger.

NOTE 3 — REGULATORY MATTERS

On June 3, 2000, Michigan Governor John Engler signed Enrolled Senate Bill No. 937, Public Act 141 of 2000 (PA 141), which provides Detroit Edison with the right to recover stranded costs, codifies and establishes a date certain for the MPSC’s existing Electric Choice program, and requires the MPSC to reduce electric residential rates by 5%.

On that same date, the Governor signed Enrolled Senate Bill No. 1253, Public Act 142 of 2000 (PA 142). PA 142 provides for the recovery through securitization of “qualified costs,” which consist of an electric utility’s regulatory assets plus various costs associated with, or resulting from, the establishment of a competitive electric market, and the issuance of securitization bonds. In order to recover its “qualified costs,” on July 5, 2000, Detroit Edison applied to the MPSC for authority to issue securitization bonds, which may not exceed 15 years in term. PA 142 requires Detroit Edison to retire debt and equity with the proceeds of securitization bonds. An annual reconciliation of securitization charges is also required by statute.

In an order issued on November 2, 2000, the MPSC approved the issuance of securitization bonds to recover up to $1.774 billion (compared to approximately $1.850 billion requested by Detroit Edison) of qualified costs. The qualified costs approved by the MPSC include Fermi 2 costs, costs of certain regulatory assets, Electric Choice implementation costs, the initial and periodic costs of issuance associated with securitization bonds, and the costs of retiring and refunding securities with the proceeds of securitization. Detroit Edison expects to use the proceeds of securitization bonds to retire debt and equity in a manner that will maintain its debt /equity ratio at approximately 50%.

The issuance of securitization bonds will result in an overall revenue requirement reduction for Detroit Edison. Acting pursuant to PA 141, in an order issued June 5, 2000, the MPSC immediately reduced Detroit Edison’s residential electric rates by 5%, or approximately $65 million on an annual basis, and imposed a rate freeze for all classes of customers through 2003. Detroit Edison proposed deferral and securitization of the residential rate reduction from June 5, 2000 to the date of issuance of the bonds. The MPSC concluded that PA 141 did not intend that the effect of the residential rate reduction prior to the order be securitized. Therefore, the MPSC did not approve Detroit Edison’s request for deferral from June 5, 2000 to November 2, 2000. Savings resulting from securitization are, by statute, to be utilized as available in the following priority order: the 5% residential rate reduction, rate reductions for other customers up to 5%, funding of the low income/energy efficiency fund, and to pay for transition costs. To make the order effective, Detroit Edison must file with the MPSC its understanding of and acceptance of the conditions contained in the order. Detroit Edison is reviewing the order and is determining whether interpretive guidance from the MPSC is necessary.

NOTE 4 — SHAREHOLDERS’ EQUITY

The Company’s board of directors has authorized the repurchase of up to 10 million common shares, with the current program, which began in February 2000, tentatively set to not exceed $100 million. Stock purchases are made from time to time on the open market or through negotiated transactions. All common stock repurchased will be canceled. During the nine month period ended September 30, 2000, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million.

NOTE 5 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At September 30, 2000, Detroit Edison had total short-term credit arrangements of approximately $509 million under which $142 million of commercial paper was outstanding. Additionally, Detroit Edison had a $200 million trade receivables sales agreement under which $200 million was outstanding at September 30, 2000.

At September 30, 2000, DTE Capital had $209 million of commercial paper outstanding. A $400 million short-term credit arrangement, backed by a Support Agreement from the Company, provided credit support for this commercial paper.

During the first quarter of 2000, plans were announced to terminate DTE Capital’s operations. Subsequently, the Company assumed all of DTE Capital’s outstanding guarantees. Currently the Company is authorized to issue up to $350 million of new guarantees. At September 30, 2000, the Company had assumed and/or issued guarantees of various consolidated affiliate obligations of approximately $230 million.

NOTE 6 — FINANCIAL INSTRUMENTS

The Company has entered into a series of forward starting interest rate swaps and Treasury locks in order to limit the Company’s sensitivity to interest rate fluctuations associated with its anticipated issuance of long-term debt to be used to finance the merger with MCN. The Company has designated these instruments as hedges. The Company expects to issue this debt subsequent to the merger. The forward starting swaps, which include notional amounts of $250 million and $450 million in 5 and 10-year maturities, respectively, have a weighted average interest rate of 7.55% and 7.61%, respectively. The Treasury locks, which include notional amounts of $50 million and $150 million in 10 and 30-year maturities, respectively, have a weighted average interest rate of 6.01% and 6.26%, respectively. At September 30, 2000, the fair value of these derivative financial instruments indicated an unrealized loss of approximately $35.5 million. The unrealized loss is not reflected in the financial statements at September 30, 2000, but would be recognized as a deferred item upon issuance of the anticipated long-term debt. The deferred item would be amortized through interest expense over the life of the associated long-term debt as a yield adjustment.

The Company’s non-regulated energy marketing subsidiary enters into commitments to deliver electricity to retail customers outside southeast Michigan. To limit its exposure to price volatility on the electricity it purchases to fulfill its commitments, it enters into forward purchase commitments with DTE ET. DTE ET also enters into forward purchase commitments with third parties to cover its commitments to deliver electricity to the energy marketing subsidiary. All such contracts have been designated as hedges of the anticipated sale of electricity to the energy marketing company and the retail customer, respectively. As such, unrealized losses on these contracts of $10 million have not been reflected in the consolidated financial statements at September 30, 2000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

As discussed in the Annual Report, in July 1999, ABATE made a filing with the MPSC indicating that Detroit Edison’s retail rates produce approximately $333 million of excess revenues. Of this amount, approximately $202 million is related to ABATE’s proposed reversal of the December 28, 1998 MPSC Order authorizing the accelerated amortization of Fermi 2. On June 19, 2000, the MPSC dismissed with prejudice the complaint filed initially by ABATE in 1997. A Proposal for Decision issued in March 2000 by an administrative law judge had recommended that Detroit Edison’s electric rates be reduced by approximately $101.6 million. In dismissing the complaint, the MPSC indicated that adjusting rates would be inconsistent with PA 141. ABATE has filed a motion with the MPSC requesting rehearing, asking that the parties be allowed to address whether excess earnings can be used as an offset against, at least, Electric Choice implementation costs. The MPSC has not acted on the motion. The Company is unable to predict the outcome of this proceeding.

As discussed in the Annual Report and the June 30, 2000 Quarterly Report, the EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call, giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. It is estimated that Detroit Edison will incur $460 million of capital expenditures to comply. In March 2000, the U.S. Court of Appeals D.C. Circuit ruled in favor of the EPA’s SIP call regulations. The new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals but the U.S. Supreme Court has agreed to hear the appeal. Until the legal issues are resolved it is impossible to predict the full impact of the new air quality standards. Under the recently enacted Michigan electric restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred, in ratemaking, until after the expiration of the rate cap period presently expected to end December 31, 2005.

NOTE 8 — SEGMENT AND RELATED INFORMATION

The Company’s reportable business segments are its electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan, and its energy trading company. All Other includes non-regulated energy-related businesses and services, which develop and manage electricity and other energy-related projects. Inter-segment revenues are not material. Income taxes are allocated based on intercompany tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

		Energy
	Electric	Trading	All	Reconciliations
	Utility	Company	Other	and Eliminations	Consolidated

Three Months Ended September 30, 2000	(Millions)

Operating revenues	$1,109	$295	$143	$—	$1,547

Net income	76	—	30	(2)	104

Nine Months Ended September 30, 2000

Operating revenues	$3,129	$664	$364	$—	$4,157

Net income	264	6	68	(9)	329

Three Months Ended September 30, 1999	(Millions)

Operating revenues	$1,211	$108	$121	$—	$1,440

Net income	138	(1)	24	—	161

Nine Months Ended September 30, 1999

Operating revenues	$3,128	$184	$302	$—	$3,614

Net income	349	(2)	49	(10)	386

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 21) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023), Form S-4 (Registration No. 333-89175) and Form S-3 (Registration No. 33-57545) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company and
The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of changes in shareholders’ equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

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

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2000

Item 2- Management’s Discussion and Analysis of Financial Condition
             and Results of Operations.

This analysis for the three and nine months ended September 30, 2000, as compared to the same periods in 1999, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, the Quarterly Report Notes and the Annual Report Notes.

Detroit Edison is the principal operating subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

The Company and Detroit Edison have developed a growth strategy that is expected to increase earnings growth from the previously achieved 6% to up to 8% over the next several years. The new anticipated growth rate is expected to be achieved by doubling of the growth in earnings contributed by non-regulated businesses in the next three to four years, continued strength of the utility business and development of technologies such as distributed generation. The growth strategy, focused on the greater Midwest region, leverages and expands existing assets and skills and includes a merchant energy business. The merchant energy business will include optimizing fuel supply and plant operations, broadening coal marketing and coal tolling efforts, rapidly expanding power marketing and trading operations, growing an emerging base of non-regulated generation projects in the Midwest region and capitalizing on MCN’s storage and pipeline assets to serve the rapidly expanding generation sector.

As discussed in Note 2, the Company and MCN have entered into a merger agreement. The Company expects that completion of the merger will result in the issuance of approximately 30 million shares of its common stock and approximately $1.4 billion in external financing. The merger is expected to create a fully integrated electric and natural gas company that is expected to strongly support the Company’s commitment to a long-term earnings growth rate of up to 8%. The merger is expected to permit the Company to be responsive to competitive pressures. The external financing needs of the merger may create a sensitivity to interest rate changes; and the Company will need to successfully integrate the two operations in order to be able to service the expected debt requirements and achieve aggregate operating cost reductions. The delay in the receipt of regulatory approvals may impact the accretive effect on earnings in 2001 resulting from the proposed transaction. See Notes 2 and 6 for further discussion of the pending DTE/MCN merger and the financial instruments used to hedge the interest rate risk associated with financing the merger.

The Company’s earnings are largely dependent upon the earnings of Detroit Edison and the utilization of alternate fuels tax credits generated from non-regulated businesses. Securitization, discussed in Note 3, is expected to reduce Detroit Edison’s earnings, which may impact the Company’s ability to utilize all future available alternate fuels tax credits. However, if that is the case, the tax credits may be monetized through sale of interests in projects that generate the credits.

ELECTRIC INDUSTRY RESTRUCTURING

Michigan’s Customer Choice and Electricity Reliability Act

See Note 3 for a discussion of Public Acts 141 and 142 of 2000 (PA 141 and PA 142), new legislation signed into effect on June 3, 2000 by Michigan Governor John Engler.

Michigan Public Service Commission

See Note 3 for a discussion of the November 2, 2000 MPSC order regarding securitization of Detroit Edison’s qualified costs.

On October 24, 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs, as required by PA 141. Methods to be considered include: (1) the relationship of market value to net book value of generation assets and purchase power contracts, (2) evaluations based on the market price of power in relation to price assumed by the MPSC in prior orders and (3) any other method the MPSC considers appropriate. Detroit Edison is unable to determine the timing or outcome of these proceedings.

Federal Energy Regulatory Commission

On September 28, 2000, the FERC conditionally approved an open access transmission tariff designed to allow for the collection of $138 million in annual revenues for transmission services provided by the International Transmission Company (ITC), a wholly owned subsidiary of Detroit Edison. These revenues may not be collected until such time as ITC notifies FERC that the Company’s Board of Directors has approved a spin off of the transmission business to a fully independent transmission company that has no active or passive ownership interests by the Company or Detroit Edison. The ITC must become independent within 24 months of the September 28, 2000 order and join a FERC approved Regional Transmission Organization (RTO) by December 15, 2001; otherwise the innovative transmission rates will revert back to present tariff rates, and revenue collected under the new transmission tariff will be refunded back to customers. If ITC becomes independent, but has not joined an RTO in the required time frame, the FERC has the authority to assign ITC to an RTO. The Company and Detroit Edison intend to comply with the FERC rulings. Detroit Edison’s transmission assets’ net book value is approximately $400 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities was lower for the Company and Detroit Edison due primarily to decreased net income.

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

Net cash used for financing activities was lower for Detroit Edison due primarily to increased issuances of long-term debt and restricted cash for debt redemptions in the prior period, partially offset by decreased short-term borrowings.

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, the Company’s net income was $104 million or $0.73 per common share as compared to $161 million or $1.11 per common share during the same period in 1999. For the nine months ended September 30, 2000, net income was $329 million or $2.30 per common share compared to $386 million or $2.66 per common share during the same period in 1999.

Due to the fuel clause suspension included in the June 2000 legislation, the Company expects that the distribution of yearly earnings will shift significantly. The first and fourth quarters of the year will show higher earnings, while lower earnings are expected in the second and third quarters. In addition, the fuel clause suspension may have an impact on earnings, since rates will no longer be adjusted for changes in fuel and purchased power expenses.

The 2000 three and nine months earnings were lower compared to 1999 due to the change in seasonality of the Company’s earnings, a five percent residential rate reduction effective with the June 2000 legislation, lower sales and higher purchased power costs in the utility business. These items were partially offset by lower operating expenses in the utility and higher non-regulated earnings. A share repurchase program in 2000 accounted for slight differences in year over year earnings per common share amounts. The five percent residential rate reduction will result in a revision of the Company’s projection of earnings per share for 2000 to a range of $3.25 to $3.30.

Operating Revenues

Operating revenues were $4.16 billion, up approximately 15% from 1999 operating revenues of $3.61 billion. Operating revenues increased due to the following:

	Three Months	Nine Months

(Millions)

Detroit Edison

Rate change	$(52)	$(39)

System sales volume and mix	(49)	—

Suspension of PSCR mechanism	(7)	39

Wholesale sales	4	(6)

Other — net	2	7

Total Detroit Edison	(102)	1

Non-regulated

DTE Energy Resources	13	55

(excluding DTE Energy Trading) DTE Energy Trading	187	480

Other — net	9	7

Total Non-Regulated	209	542

Total	$107	$543

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Nine
	Months	Months

Residential	(8.4)%	(3.0)%

Commercial	0.1	0.3

Industrial	(0.8)	5.8

Other (includes primarily sales for resale)	(0.8)	2.2

Total System	(2.7)	1.1

Wholesale sales	29.9	(38.7)

Total	(1.3)	(1.3)

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expense increased for the Company due primarily to non-regulated subsidiary expenses, principally energy trading operations. Detroit Edison fuel and purchased power expense increased due to increased purchases of energy. The increased costs were incurred to ensure the availability of power by purchasing contracts to cover the projected high demand for electricity expected during the summer. Actual demand was lower than expected and Detroit Edison was unable to sell some of its purchased power contracts. The increased costs are partially offset by lower coal and nuclear generation costs.

System output and average fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Nine Months

	2000	1999	2000	1999

		(Thousands of MWh)
Power plant generation

Fossil	11,556	11,847	31,449	32,021

Nuclear	2,422	2,377	5,774	7,028

Purchased power	1,897	1,988	7,115	5,761

System output	15,875	16,212	44,338	44,810

Average unit cost ($/MWh) Generation	$12.29	$12.80	$13.12	$12.54

Purchased power	$138.14	$101.62	$67.42	$60.38

Operation and Maintenance

The Company’s operation and maintenance expenses decreased for the three-month period and increased for the nine-month period due to the following:

	Three	Nine
	Months	Months

	(Millions)
Detroit Edison

Catastrophic storms	$(26)	$(15)

Merger	4	16

Generation reliability and maintenance	(14)	6

System and customer enhancements	(4)	(11)

Year 2000	(7)	(42)

Other	(4)	9

	(51)	(37)

Non-regulated subsidiaries
Increased level of operations and addition of new businesses	6	44

	$(45)	$7

Depreciation and Amortization

Depreciation and amortization expense was higher due to higher levels of plant in service and the accelerated amortization of regulatory assets associated with unamortized nuclear costs.

Income Taxes

Income tax expense for the Company decreased for the three and nine month periods ended September 30, 2000, due primarily to the increased utilization of alternate fuels tax credits generated from the non-regulated businesses, the decrease in pre-tax income and adjustments for the filed income tax return.

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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to suspension of the PSCR mechanism, the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending and proposed regulatory proceedings, the recovery of stranded costs, and actual and possible reductions in rates and earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and contributions to earnings by non-regulated lines of business. In addition, expected results will be affected by the Company’s pending merger with MCN. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

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

A sensitivity analysis model was used to calculate the fair values of the Company’s derivative financial instruments, utilizing applicable market interest rates in effect at September 30, 2000. The sensitivity analysis involved increasing and decreasing the market rates by a hypothetical 10% and calculating the resulting change in the fair values of the interest rate sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming	Assuming
	A 10%	A 10%
	Increase in	Decrease in
	Rates	Rates

	(Millions)
Interest Rate Risk

Interest Rate Sensitive

Forward Starting Swap - 5-year	5.5	(8.6)

- 10-year	9.4	(32.0)

Treasury Lock - 10-year	2.0	(2.1)

- 30-year	11.7	(13.6)

MARKET RISK

The Company measures the risk inherent in DTE Energy Trading, Inc.’s (DTE ET) portfolio utilizing VaR analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. DTE ET’s VaR expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The Company reports VaR as a percentage of its earnings, based on a 95% confidence interval, utilizing 10 day holding periods. As of September 30, 2000, the Company’s VaR from its power marketing and trading activities was less than 1% of the Company’s consolidated “Income Before Income Taxes” for the nine month period ended September 30, 2000. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20 day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials.

QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

See Detroit Edison’s “Item 1 — Legal Proceedings” for discussion of a lawsuit pending in Wayne County Circuit Court regarding Plug Power, a developer of fuel cell technology, which is incorporated herein by reference.

Item 5 — Other Information.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Effective September 5, 2000, Eric H. Peterson was elected Senior Vice President and General Counsel. Prior to joining the Company, he was a partner with Worsham Forsythe Wooldridge LLP of Dallas, Texas for 15 years.

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings.

On September 25, 2000, an order was entered in Coch, et al v. Detroit Edison (Circuit Court for Wayne County, Michigan), a lawsuit involving employment-related claims of discrimination, denying plaintiffs’ motion for class certification. An appeal of this motion has been filed.

A hearing on a motion for class certification is scheduled in November 2000 in Lotharp, et al v. Detroit Edison (Circuit Court for Wayne County, Michigan), a lawsuit brought by employment applicants claiming race/ethnic and gender-based discrimination in Detroit Edison’s employment testing programs.

Edison Development Corporation, a Company subsidiary, is an investor in Plug Power, a developer of fuel cell technology. DCT, Inc. v. Detroit Edison, et al (Circuit Court for Wayne County, Michigan) is a pending lawsuit claiming breach of a nondisclosure agreement and a letter of intent as well as misappropriation of trade secrets in connection with the evaluation and eventual investment by Plug Power in fuel cell technology. Plug Power and Edison Development are co-defendants. Discovery is underway. Detroit Edison believes all claims are without merit and is vigorously defending the action.

Item 5 — Other Information.

A collective bargaining agreement which expired in August 2000 was extended until September 2005 for 572 Detroit Edison employees represented by Local 17 of the International Brotherhood of Electrical Workers.

As discussed in the Annual Report, in January 1999, the Department of Justice (DOJ) on behalf of the EPA sent Detroit Edison a Demand Letter requiring the payment of $2.3 million in civil penalties and an unconditional commitment to abandon the use of the Conners Creek Power Plant as a coal-fired facility. In the face of Detroit Edison’s rejection, the DOJ/EPA filed suit. In March 1999, the United States District Court for the Eastern District of Michigan issued an Interim Remedial Order which allowed the company to convert the plant and operate it as a gas-fired facility. This was accomplished in time for the Conners Creek Power Plant to help meet record electricity demand in the summer of 1999. Detroit Edison has continued to try to resolve the remaining outstanding issues through settlement discussions. Tentative agreement has been reached with the parties and Detroit Edison has proposed to pay a settlement amount of $450,000.

The EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison has received and responded to information requests from the EPA on this subject. It is impossible at this time to predict the future impact of this issue upon Detroit Edison.

Detroit Edison will proceed with the radiological decommissioning of Fermi 1 over the next five to seven years. The cost of such decommissioning is estimated at $34 million. Detroit Edison anticipates that there are sufficient funds available in the Fermi 1 Nuclear Decommissioning Trust Fund to pay the costs of its planned decommissioning activities.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

Item 6 — Exhibits and Reports on Form 8-K.

(a) Exhibits

(i) Exhibits filed herewith.

Exhibit
Number

4-208	Amendment, dated October 24, 2000, to the Standby

Note Purchase Credit Facility, dated as of October 26,

1999, among Detroit Edison, the banks party thereto,

and Barclays Bank PLC, as Administrative Agent.

4-209	First Amendment, dated as of July 17, 2000, to the

First Supplemental Indenture, dated as of June 30,

1993, to the Collateral Trust Indenture (Notes), dated

as of June 30, 1993.

4-210	Supplemental Indenture, dated as of August 1,

2000, between Detroit Edison and First Chicago Trust

Company of New York, establishing the 2000 Series BP

Mortgage Deed.

10-39	Certain Arrangements Relating to the Employment of Eric H. Peterson.

11-20 -	DTE Energy Company Basic and Diluted Earnings Per Share of

Common Stock.

12-26 -	DTE Energy Company Computation of Ratio of Earnings to

Fixed Charges.

12-27 -	The Detroit Edison Company Computation of Ratio of

Earnings to Fixed Charges.

15-15 -	Awareness Letter of Deloitte & Touche LLP regarding

their report dated November 13, 2000.

27-37 -	Financial Data Schedule for the period ended September 30, 2000 for DTE Energy Company.

27-38 -	Financial Data Schedule for the period ended September 30, 2000 for The Detroit Edison

Company.

99-36 -	Eighth Amendment, dated as of August 24, 2000, to

the $200,000,000 364-Day Credit Agreement, dated as of

September 1, 1993, as amended, among Detroit Edison,

Renaissance, the Banks party thereto and Barclays Bank

PLC, New York Branch, as agent.

99-37 -	Order, dated November 2, 2000, of the Michigan Public

Service Commission in U-12478.

(ii)	Exhibits incorporated herein by reference.

2(a) -	Agreement and Plan of Merger, among DTE Energy, MCN

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

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 278941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992

July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33 56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for Quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

May 31, 1993	Exhibit 4-148 to Registration No. 33 64296

June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

4(b) -	Collateral Trust Indenture (notes), dated as of June

30, 1993 (Exhibit 4-152 to Registration No.

33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June

30, 1993 (Exhibit 4-153 to Registration No.

33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of

September 15, 1993 (Exhibit 4-159 to Form 10-Q for

quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i) -	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(j) -	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(k) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(l) -	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(m) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(n) -	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(0) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(p) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(q) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(r) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(s) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(t) -	Second Supplemental Indenture, dated as of November 1,1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) -	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1,1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) -	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy

Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p) -	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q) -	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

99(y) -	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents. (Exhibit 99-33 to Form 10-Q for quarter ended March 31, 2000.)

(b)	On July 7, 2000, the Company and Detroit Edison filed a Current Report on Form 8-K discussing Detroit Edison’s July 5, 2000 application to the MPSC requesting a securitization financing order in the amount of up to approximately $1.850 billion.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date	November 13, 2000	/s/ SUSAN M. BEALE Susan M. Beale
Vice President and Corporate Secretary

Date	November 13, 2000	/s/ DAVID E. MEADOR David E. Meador
Senior Vice President and Treasurer

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)

Date	November 13, 2000	/s/ SUSAN M. BEALE Susan M. Beale Vice President and Corporate Secretary

Date	November 13, 2000	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller

EXHIBIT INDEX

(i) Exhibits filed herewith.

Exhibit
Number

4-208	Amendment, dated October 24, 2000, to the Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the banks party thereto, and Barclays Bank PLC, as Administrative Agent.

4-209	First Amendment, dated as of July 17, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993.

4-210	Supplemental Indenture, dated as of August 1, 2000, between Detroit Edison and First Chicago Trust Company of New York, establishing the 2000 Series BP Mortgage Deed.

10-39	Certain Arrangements Relating to the Employment of Eric H. Peterson.

11-20 -	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-26 -	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-27 -	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-15 -	Awareness Letter of Deloitte & Touche LLP regarding their report dated November 13, 2000.

27-37 -	Financial Data Schedule for the period ended September 30, 2000 for DTE Energy Company.

27-38 -	Financial Data Schedule for the period ended September 30, 2000 for The Detroit Edison Company.

99-36 -	Eighth Amendment, dated as of August 24, 2000, to the $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent.

99-37 -	Order, dated November 2, 2000, of the Michigan Public Service Commission in U-12478.

(ii)	Exhibits incorporated herein by reference.

2(a) -	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. (Exhibit 2-1 to Form 10-K for the year ended December 31, 1999.)

3(a) -	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) -	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) -	Restated Articles of Incorporation of Detroit Edison, as filed December 10,1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) -	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) -	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f) -	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) -	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) -	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) -	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) -	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and Bankers Trust Company as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 278941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

October 15, 1985	Exhibit 4-170 to Form 10-K for year ended December 31, 1994

November 30, 1987	Exhibit 4-139 to Form 10-K for year ended December 31, 1992

July 15, 1989	Exhibit 4-171 to Form 10-K for year ended December 31, 1994

December 1, 1989	Exhibit 4-172 to Form 10-K for year ended December 31, 1994

February 15, 1990	Exhibit 4-173 to Form 10-K for year ended December 31, 1994

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

July 31, 1992	Exhibit 4-190 to Form 10-Q for quarter ended September 30, 1992

January 1, 1993	Exhibit 4-131 to Registration No. 33 56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

March 15, 1993	Exhibit 4-192 to Form 10-Q for Quarter ended March 31, 1998

April 1, 1993	Exhibit 4-143 to Form 10-Q for quarter ended March 31, 1993

April 26, 1993	Exhibit 4-144 to Form 10-Q for quarter ended March 31, 1993

35

	May 31, 1993	Exhibit 4-148 to Registration No. 33 64296

	June 30, 1993	Exhibit 4-149 to Form 10-Q for quarter ended June 30, 1993 (1993 Series AP)

	June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

	September 15, 1993	Exhibit 4-158 to Form 10-Q for quarter ended September 30, 1993

	March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

	June 15, 1994	Exhibit 4-166 to Form 10-Q for quarter ended June 30, 1994

	August 15, 1994	Exhibit 4-168 to Form 10-Q for quarter ended September 30, 1994

	December 1, 1994	Exhibit 4-169 to Form 10-K for year ended December 31, 1994

	August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

	August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

	August 15,1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

	January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

	April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(e) -	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(f) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(g) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(h) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(i) -	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(j) -	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(k) -	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(l) -	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(m) -	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(n) -	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(0) -	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(p) -	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(q) -	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(r) -	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(s) -	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(t) -	Second Supplemental Indenture, dated as of November 1,1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

99(a) -	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) -	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) -	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) -	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) -	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) -	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) -	$200,000,000 364-Day Credit Agreement, dated as of September 1,1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) -	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) -	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) -	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) -	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) -	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(n) -	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy

Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(o) -	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(p) -	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(q) -	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(r) -	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(s) -	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(t) -	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(u) -	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(v) -	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(w) -	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(x) -	Third Amended and Restated Credit Agreement, Dated as of January 18, 2000 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents.

99(y) -	First Amendment, dated as of April 5, 2000, to Third Amended and Restated Credit Agreement, dated as of January 18, 2000 among DTE Capital Corporation, certain Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One, N.A., Barclays Bank PLC, Bayerische Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab, as Co-Agents. (Exhibit 99-33 to Form 10-Q for quarter ended March 31, 2000.)

(b)	On July 7, 2000, the Company and Detroit filed a Current Report on Form 8-K discussing Detroit Edison’s July 5, 2000 application to the MPSC requesting a securitization financing order in the amount of up to approximately $1.850 billion.