Form 10-K405
period 2000-12-31
DTE ENERGY CO; DETROIT EDISON CO
filed 2001-03-01
CIK 936340, 28385

TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
DOCUMENTS INCORPORATED BY REFERENCE
DTE Energy Company and The Detroit Edison Company FORM 10-K Year Ended December 31, 2000
INDEX
DEFINITIONS
Annual Report on Form 10-K for DTE Energy Company PART I
PART II
DTE Energy Company Consolidated Statement of Income (Millions, Except Per Share Amounts)
DTE Energy Company Consolidated Statement of Cash Flows
(Millions)
DTE Energy Company Consolidated Balance Sheet (Millions, Except Per Share Amounts and Shares)
DTE Energy Company Consolidated Statement of Changes in Shareholders’ Equity (Millions, Except Per Share Amounts; Shares in Thousands)
The Detroit Edison Company Consolidated Statement of Income (Millions)
The Detroit Edison Company Consolidated Statement of Cash Flows (Millions)
The Detroit Edison Company Consolidated Balance Sheet (Millions, Except Per Share Amounts and Shares)
The Detroit Edison Company Consolidated Statement of Changes in Shareholders’ Equity (Millions, Except Per Share Amounts; Shares in Thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure and Principles of Consolidation
NOTE 13 — EMPLOYEE BENEFITS
PART III
Annual Report on Form 10-K for The Detroit Edison Company
PART I
PART II
PART III
DTE ENERGY COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THE DETROIT EDISON COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
SIGNATURES
Exhibit 2.2
Supplemental Indenture, Dated 12/1/89
Supplemental Indenture, Dated 2/15/90
Supplemental Indenture, Dated 11/30/92
Supplemental Indenture, Dated 4/1/93
Supplemental Indenture, Dated 4/26/93
Supplemental Indenture, Dated 6/30/93
Supplemental Indenture, Dated 9/15/93
Supplemental Indenture, Dated 6/15/94
Supplemental Indenture, Dated 8/15/94
Supplemental Indenture, Dated 12/1/94
Supplemental Indenture, Dated 8/1/95
Form of Indemnification Agreement
Basic & Diluted Earnings Per Share of Common Stock
Company Computation of Ratio of Earnings
Company Computation of Ratio of Earnings
Subsidiaries of the Company and Detroit Edison
Consent of Deloitte & Touche LLP
4th Amendment & Restated Credit Agreement, 1/16/01
Order, Dated 1/4/01
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

At January 31, 2001, 142,649,172 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $5.034 billion based upon the closing price on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2001 Annual Meeting of Common Shareholders to be held April 25, 2001, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrants’ fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

DTE Energy Company
and
The Detroit Edison Company
FORM 10-K
Year Ended December 31, 2000

This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 2000 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to DTE Energy Company or any other companies affiliated with DTE Energy Company.

INDEX

			Page

Definitions			4

Annual Report on Form 10-K for DTE Energy Company:

Part I	—	Item 1 - Business	5
		Item 2 - Properties	13

		Item 3 - Legal Proceedings	14

		Item 4 - Submission of Matters to a Vote of Security Holders	15

Part II	—	Item 5 - Market for Registrant’s Common Equity and Related
		Stockholder Matters	15

		Item 6 - Selected Financial Data	16

		Item 7 - Management’s Discussion and Analysis of Financial

		Condition and Results of Operations	17

		Item 7A-Quantitative and Qualitative Disclosures About Market

		Risk (Included in Item 7)	17

		Item 8 - Financial Statements and Supplementary Data	28

		Item 9 - Changes in and Disagreements with Accountants on

		Accounting and Financial Disclosure	72

Part III	—	Items 10, 11, 12 and 13 - (Incorporated by reference from DTE
		Energy Company’s definitive Proxy Statement

		which will be filed with the Securities and Exchange

		Commission, pursuant to Regulation 14A, not later

		than 120 days after the end of the fiscal year)	72

Annual Report on Form 10-K for The Detroit Edison Company:

Part I	—	Item 1 - Business	73
		Item 2 - Properties	74

		Item 3 - Legal Proceedings	74

		Item 4 - Submission of Matters to a Vote of Security Holders	74

Part II	—	Item 5 - Market for Registrant’s Common Equity and Related
		Stockholder Matters	75

		Item 6 - Selected Financial Data	75

		Item 7 - Management’s Discussion and Analysis of Financial

		Condition and Results of Operations	75

		Item 8 - Financial Statements and Supplementary Data	75

		Item 9 - Changes in and Disagreements with Accountants on

		Accounting and Financial Disclosure	79

Part III	—	Item 10 - Directors and Executive Officers of the Registrant	79
		Item 11 - Executive Compensation	79

		Item 12 - Security Ownership of Certain Beneficial Owners and

		Management	79

		Item 13 - Certain Relationships and Related Transactions	79

Annual Reports on Form 10-K for DTE Energy Company and The Detroit Edison Company:

Part IV	—	Item 14 - Exhibits, Financial Statement Schedules and Reports
		on Form 8-K	80

Signature Page to DTE Energy Company Annual Report on Form 10-K			95

Signature Page to The Detroit Edison Company Annual Report on Form 10-K			96

DEFINITIONS

ABATE	Association of Businesses Advocating Tariff Equity

Company	DTE Energy Company and Subsidiary Companies

Consumers	Consumers Energy Company (a wholly owned subsidiary of

CMS Energy Corporation)

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of

DTE Energy Company) and Subsidiary Companies

DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

Electric Choice	Gives all retail customers equal opportunity to utilize the transmission system which results in access to competitive generation resources

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company

kWh	Kilowatthour

Ludington	Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers)

MCN	MCN Energy Group Inc.

MDEQ	Michigan Department of Environmental Quality

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements of the Company and Detroit Edison

NRC	Nuclear Regulatory Commission

PSCR	Power Supply Cost Recovery

Registrant	Company or Detroit Edison, as the case may be

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

Annual Report on Form 10-K for DTE Energy Company
PART I

Item 1 – Business.

GENERAL

The Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act of 1935, as amended. The Company has no operations of its own, holding instead directly or indirectly, the stock of Detroit Edison and other subsidiaries engaged in energy-related businesses. Detroit Edison is the Company’s principal operating subsidiary, representing approximately 87% and 74% of the Company’s assets and revenues, respectively, at December 31, 2000. The Company has no employees. Detroit Edison has 8,691 employees and other Company affiliates have 453 employees.

See Note 2 for information regarding the Company’s proposed merger with MCN.

NON-REGULATED OPERATIONS

Affiliates of the Company are engaged in non-regulated businesses, including energy-related services and products. Such services and products include the operation of pulverized coal facilities and coke oven batteries, coal sourcing, blending and transportation, landfill gas-to-energy facilities, providing expertise in the application of new energy technologies, real estate development and power marketing and trading. Another affiliate, DTE Capital, has approximately $400 million of outstanding debt. DTE Capital will transfer all of its assets and liabilities to the Company and merge its operations into the Company. See Note 9 for further discussion.

Non-regulated operating revenues of $1.468 billion for 2000 were earned primarily from projects related to the steel industry and from energy trading activities.

UTILITY OPERATIONS

Detroit Edison, incorporated in Michigan since 1967, is a public utility subject to regulation by the MPSC and FERC and is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600 square mile area in Southeastern Michigan. Detroit Edison’s service area includes about 13% of Michigan’s total land area and about half of its population (approximately five million people). Detroit Edison’s residential customers reside in urban and rural areas, including an extensive shoreline along the Great Lakes and connecting waters. 4,287 of Detroit Edison’s 8,691 employees are represented by unions under two collective bargaining agreements. One agreement expires in June 2004 for 3,719 employees and the other agreement expires in September 2005 for 568 employees.

Effective January 2001, the transmission assets of Detroit Edison were transferred to ITC, a wholly owned subsidiary of Detroit Edison.

Operating revenues, sales and customer data by rate class are as follows:

	2000	1999	1998

Operating Revenues	(Millions)

Electric

Residential	$1,265	$1,300	$1,253

Commercial	1,670	1,629	1,553

Industrial	848	809	753

Other	346	309	343

Total	$4,129	$4,047	$3,902

Sales	(Millions of kWh)

Electric

Residential	13,903	14,064	13,752

Commercial	19,762	19,546	18,897

Industrial	16,090	15,647	14,700

Other	2,653	2,595	2,357

Total System	52,408	51,852	49,706

Interconnection	2,592	3,672	5,207

Total	55,000	55,524	54,913

Electric Customers at Year-End	(Thousands)

Electric

Residential	1,922	1,904	1,884

Commercial	185	182	181

Industrial	1	1	1

Other	2	2	2

Total	2,110	2,089	2,068

Detroit Edison generally experiences its peak load and highest total system sales during the third quarter of the year as a result of air conditioning and cooling-related loads.

During 2000, sales to automotive and automotive-related customers accounted for approximately 9% of total Detroit Edison operating revenues. Detroit Edison’s 30 largest industrial customers accounted for approximately 17% of total operating revenues in 2000, 1999 and 1998, and no one customer accounted for more than 5% of total operating revenues.

Detroit Edison’s generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts and the balance through short-term agreements and spot purchases. Detroit Edison has contracts with three coal suppliers for a total purchase of up to 39 million tons of low-sulfur western coal to be delivered during the period from 2001 through 2005. It also has one contract for the purchase of approximately 11.9 million tons of Appalachian coal to be delivered during the period from 2001 through 2007. These existing long-term coal contracts include provisions for price escalation as well as de-escalation.

Certain Factors Affecting Public Utilities

The electric utility industry is changing as the transition to competition occurs. The implementation of electric utility restructuring creates uncertainty as Electric Choice and the unbundling of utility products and services continues. Restructuring presents serious issues, such as planning for peak sales and defining the scope of the public utility obligation. The introduction of Electric Choice has created uncertainty regarding the timing and level of customer load that may move to other suppliers.

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

See Notes 1 and 3 for a discussion of June 2000 Michigan restructuring legislation and related MPSC orders. Other regulatory matters are discussed below.

In July 1998, Detroit Edison filed a required review of its current depreciation rates with the MPSC. The application requested an effective increase in annual depreciation expenses of $66 million; an adjustment in customer rates was not requested. Detroit Edison has not implemented the revised depreciation rates and is unable to predict the timing or final outcome of this request.

In March 1999, the MPSC initiated new dockets to 1) evaluate the need to expedite the supplier licensing program as an alternative for suppliers to obtain local franchises and Certificates of Public Convenience and Necessity from the MPSC, and 2) to establish guidelines for transactions between affiliates. The MPSC approved a licensing procedure for alternative electric suppliers in June 2000. The MPSC issued guidelines for transactions between affiliates in May 2000. These guidelines require accounting separation, annual reporting of transactions, and internal audits to ensure that Detroit Edison is complying with the guidelines. Detroit Edison, in conjunction with other parties, has appealed certain aspects of the order.

In September 1999, the MPSC approved an interim code of conduct filed by Detroit Edison. The interim code allows DTE Energy affiliated companies to participate in the Electric Choice program. The MPSC also opened a proceeding to develop a permanent code of conduct. In December 2000, the MPSC issued an order that expanded the application of the code of conduct broadly to any activities between Detroit Edison and any affiliates. Detroit Edison has filed a petition for rehearing of the order and is to file a compliance plan outlining how it will comply with the code of conduct 60 days after the MPSC issues a rehearing order. Detroit Edison cannot determine the timing or outcome of the proceeding.

Detroit Edison is under an obligation to solicit capacity from external suppliers whenever it determines that additional capacity is required. In April 2000, the MPSC approved Detroit Edison’s plan to use an alternative capacity solicitation process. If Detroit Edison decides to meet its capacity requirements by executing contracts with a term longer than one year, it will utilize a Request for Proposal (RFP) to solicit offers. Otherwise, as long as Detroit Edison has a need to procure summer capacity to serve native load customers, Detroit Edison will file an annual report with the MPSC outlining its expected summer generating needs and the method by which it expects to meet those needs. In December 2000, Detroit Edison filed with the MPSC its plan to meet customers’ needs in the summer of 2001. An update filed in February 2001 indicates that Detroit Edison expects a peak demand of 12,283 MW, which could be lowered by about 451 MW as customers participate in the Electric Choice program. Detroit Edison anticipates it will need to purchase 2,147 MW, of which 1,880 MW of firm transmission into Michigan has already been reserved. Detroit Edison expects to purchase power from Canada and merchant suppliers within Michigan, as well as from customer-owned generation.

Proceedings were held before the MPSC concerning claims that Detroit Edison’s service is lacking in reliability in certain aspects. In one proceeding the MPSC approved a settlement agreement that provides for a program of system improvements designed to address areas in Detroit Edison’s service territory that have been subject to severe storm damage and multiple outages. In another proceeding, the MPSC Staff issued a report proposing electric distribution performance standards that would apply to Michigan utilities including Detroit Edison. The Staff proposed that quarterly reports be filed with the MPSC and that a twelve-month rolling average of data will be used to determine compliance with the standards. If the rolling average is not met, Staff recommends, after notice and hearing, that reductions in rates be imposed for a period of time equal to the time of non-compliance or until the non-compliance is corrected. The amount of reductions would be equal to 1 mill/kwh for all energy sold, or a minimum of $1 per customer per month. Detroit Edison is unable to predict whether the MPSC will take further action in this matter.

In April 2000, Energy Michigan, an intervenor group, filed with the MPSC to reopen the Fermi 2 amortization case, raising similar issues that Nordic Electric raised in a complaint filed at the FERC. Energy Michigan alleges that Detroit Edison has violated its commitment to implement Electric Choice, and requests that a hearing is conducted before the MPSC. Energy Michigan also alleges that Detroit Edison is monopolizing available electric import capability from other utilities within the United States, and is refusing to allow Nordic Electric to import electric supplies from Ontario Hydro Services Company. Detroit Edison believes that the allegations are without merit.

The MPSC initiated a contested case hearing in February 2001, to address the August 2000 request by ABATE to consider the consequences of the proposed transfer of transmission assets from Detroit Edison to ITC. ABATE alleges that Electric Choice customers may overpay for the use of transmission assets, and that Detroit Edison has circumvented the rate freeze provisions in PA141. The Company believes the allegations are without merit. The Company is unable to determine the timing or outcome of the proceedings.

Nuclear Regulatory Commission

The NRC has regulatory jurisdiction over all phases of the operation, construction (including plant modifications), licensing and decommissioning of Fermi 2.

Federal Energy Regulatory Commission

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

Detroit Edison has a power pooling agreement with Consumers. In March 1997, a joint transmission tariff, filed by Detroit Edison and Consumers, became effective. In compliance with FERC Order 888, the tariff modified the pooling agreement to permit third-party access to transmission facilities utilized for pooled operations under non-discriminatory terms and conditions. As Detroit Edison and Consumers were unable to agree on other modifications to the pooling agreement, Detroit Edison requested that the FERC approve its termination. In February 2001, Detroit Edison and Consumers filed with the FERC to terminate the pooling agreement effective March 31, 2001, with a new agreement between ITC and Consumers to be effective April 1, 2001. ITC and Consumers will jointly operate the transmission system and will still be the control area operator; however, there will no longer be joint-dispatch of the respective companies’ units.

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

Air

During 1997 and 1998, the EPA issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. See “Item 7 – Environmental Matters” for further discussion.

The EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison has received and responded to information requests from the EPA on this subject. It is impossible at this time to predict the future impact of this issue upon Detroit Edison.

Water

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

Wastes and Toxic Substances

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

Conners Creek

The Conners Creek Power Plant was in reserve status from 1988 to 1998. In April, 1998 the MPSC issued an order granting Detroit Edison’s request to waive competitive bidding for Conners Creek and restart the plant to meet increased electricity demand. Although Detroit Edison believed that the plant complied with all applicable environmental requirements, the Michigan Department of Natural Resources and the Wayne County Air Quality Management Division issued notices of violation contending that Detroit Edison was required to obtain a series of new permits prior to plant operation. Subsequently the EPA issued a similar notice of violation. Detroit Edison converted the plant and began operating it as a gas-fired facility in 1999. In January 2001, Detroit Edison agreed to pay $450,000 to settle all matters related to the operation of the plant.

Non-Regulated

The Company’s non-regulated affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. These non-regulated affiliates are in substantial compliance with all environmental requirements.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Present
			Position
Name	Age(a)	Present Position	Held Since

Anthony F. Earley, Jr.	51	Chairman of the Board, Chief Executive Officer,	8-1-98

		President, Chief Operating Officer

Larry G. Garberding	62	Executive Vice President and Chief Financial Officer	1-26-95

Gerard M. Anderson	42	President and Chief Operating Officer — DTE Energy	8-1-98

		Resources

Robert J. Buckler	51	President and Chief Operating Officer — DTE Energy	8-1-98

		Distribution

Michael E. Champley	52	Senior Vice President	4-1-97

S. Martin Taylor	60	Senior Vice President	4-28-99

Eric H. Peterson	40	Senior Vice President and General Counsel	9-5-00

Susan M. Beale	52	Vice President and Corporate Secretary	12-11-95

David E. Meador	43	Senior Vice President and Treasurer	5-15-00

(a) As of December 31, 2000

Under the Company’s By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Peterson and Meador, all of the above officers have been employed by the Company in one or more management capacities during the past five years.

Eric H. Peterson was with Worsham Forsythe Wooldridge LLP of Dallas, Texas for 15 years. He was a partner for seven years prior to joining the Company. Effective September 5, 2000, he was elected Senior Vice President and General Counsel.

David E. Meador was Controller, Mopar Parts Division, at Chrysler Corporation, an international automotive manufacturer, from November 1996 until February 1997. From 1986 to 1996, he held a variety of executive financial positions at Chrysler. Effective February 28, 1997, he was elected Vice President and effective March 29, 1997, he assumed the duties of Controller. Effective April 28, 1999, he was elected Vice President — Finance and Accounting and effective May 15, 2000, he was elected Senior Vice President and Treasurer.

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

Other Information

Pursuant to the provisions of the Company’s By-Laws, the Board of Directors has by resolution set the number of directors comprising the full Board at 11.

The MCN merger agreement provides that at the completion of the proposed merger, the Company will promptly increase the size of its board of directors or exercise its best efforts to secure the resignation of its present directors in order to cause Mr. Alfred R. Glancy III and two additional persons selected by MCN after consultation with the Company from among MCN’s directors as of the date of the merger agreement to be appointed to the Company’s board of directors.

Item 2 – Properties.

DETROIT EDISON

The summer net rated capability of Detroit Edison’s generating units is as follows:

	Location By
	Michigan	Summer Net			Year
Plant Name	County	Rated Capability (1) (2)			in Service

		(MW	)

Fossil-fueled Steam-Electric

Belle River (3)	St. Clair	1,026		9.3%	1984 and 1985

Conners Creek	Wayne	167		1.5	1999

Greenwood	St. Clair	785		7.1	1979

Harbor Beach	Huron	103		0.9	1968

Marysville	St. Clair	167		1.5	1930, 1943 and 1947

Monroe (4)	Monroe	3,000		27.2	1971, 1973 and 1974

River Rouge	Wayne	510		4.6	1957 and 1958

St. Clair	St. Clair	1,417		12.9	1953, 1954, 1961 and 1969

Trenton Channel	Wayne	725		6.6	1949, 1950 and 1968

		7,900		71.6%

Oil or Gas-fueled Peaking

Units	Various	1,102		10.0	1966-1971, 1981 and 1999

Nuclear-fueled Steam-Electric

Fermi 2 (5)	Monroe	1,111		10.1	1988

Hydroelectric Pumped Storage

Ludington (6)	Mason	917		8.3	1973

		11,030		100.0%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in economy reserve status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 5.

(4)	The Monroe Power Plant provided 35.56% of Detroit Edison’s total 2000 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 306 MW to First Energy for the six-year period June 1, 1996 through May 31, 2002.

Detroit Edison and Consumers interchange energy through nine interconnections. Detroit Edison and Consumers also have interchange agreements to exchange electric energy through 12 interconnections with FirstEnergy, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro Services Company. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency, Rouge Steel Company and the City of Wyandotte.

Detroit Edison also purchases energy from cogeneration facilities and other small power producers. Energy purchased from cogeneration facilities and small power producers amounted to $37 million, $34 million and $31 million for 2000, 1999 and 1998, respectively, and is currently estimated at $39 million for 2001.

Detroit Edison’s electric generating plants are interconnected by a transmission system operating at up to 345 kilovolts through 41 transmission stations. As of December 31, 2000, electric energy was being distributed in Detroit Edison’s service area through 618 substations over 3,700 distribution circuits.

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

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 for a discussion of the transfer of transmission assets from Detroit Edison to International Transmission Company.

NON-REGULATED

Non-regulated property consists primarily of coke oven battery facilities in Michigan and Indiana, coal processing facilities in Michigan and Maryland, merchant natural gas turbine facilities in Indiana and Michigan, and numerous landfill gas projects located throughout the United States.

Item 3 – Legal Proceedings.

Detroit Edison, in the ordinary course of its business, is involved in a number of suits and controversies including claims for personal injuries and property damage and matters involving zoning ordinances and other regulatory matters. As of December 31, 2000, Detroit Edison was named as defendant in 149 lawsuits involving claims for personal injuries and property damage and had been advised of 29 other potential claims not evidenced by lawsuits.

From time to time, Detroit Edison has paid nominal penalties which were administratively assessed by the United States Coast Guard and United States Department of Transportation under the Federal Water Pollution Control Act, as amended, with respect to minor accidental oil spills at Detroit Edison’s power plants into navigable waters of the United States. Payment of such penalties represents full disposition of these matters.

See “Note 12 – Commitments and Contingencies” and “Environmental Matters, Detroit Edison, Conners Creek” herein for additional information.

Item 4 – Submission of Matters to a Vote of Security Holders.

None during the fourth quarter of 2000.

PART II

Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company’s Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

		Price Range		Dividends
				Paid
Calendar Quarter		High	Low	Per Share

1999	First	43-3/4	37-15/16	$0.515

	Second	44-11/16	38-1/4	0.515

	Third	41-7/8	35-3/16	0.515

	Fourth	37-5/16	31-1/16	0.515

2000	First	41-1/4	28-7/16	$0.515

	Second	35-15/16	28-7/8	0.515

	Third	40-1/4	30-7/16	0.515

	Fourth	39-5/16	34-15/16	0.515

At December 31, 2000, there were 142,651,172 shares of the Company’s Common Stock outstanding. These shares were held by a total of 96,153 shareholders of record.

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

The amount of future dividends will depend on the Company’s earnings, financial condition and other factors, including the effects of utility restructuring and the transition to competition, each of which is periodically reviewed by the Company’s Board of Directors, and the successful completion of the proposed merger with MCN.

Pursuant to Article I, Section 8. (c) and Article II, Section 3.(c) of the Company’s By-laws, as amended through September 1, 1999, notice is given that the 2002 Annual Meeting of the Company’s Common Shareholders will be held on Wednesday, April 24, 2002.

Item 6 – Selected Financial Data.

		Year Ended December 31

	2000	1999	1998	1997	1996

			(Millions, except per share amounts)

Operating Revenues	$5,597	$4,728	$4,221	$3,764	$3,645

Net Income	$468	$483	$443	$417	$309

Earnings Per Common Share — Basic

and Diluted	$3.27	$3.33	$3.05	$2.88	$2.13

Dividends Declared Per

Share of Common Stock	$2.06	$2.06	$2.06	$2.06	$2.06

At year end:

Total Assets	$12,662	$12,316	$12,088	$11,223	$11,015

Long-Term Debt Obligations

(including capital leases) and

Redeemable Preferred and

Preference Stock Outstanding	$4,018	$4,052	$4,323	$4,058	$4,038

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results
of Operations.

GROWTH

DTE Energy Company (Company) is focused on prudently growing its earnings base. For the past three years, it has articulated a growth strategy that has consistently achieved its 6% growth objective (after adjustment in 2000 for one-time legislative and merger items). Given its prior successes, depth of management team and strategic asset base, the Company has increased its growth objective up to 8% over the next several years. The new anticipated growth rate is expected to be achieved by strengthening our core electric and gas (after the proposed merger with MCN Energy Group Inc. (MCN)) utility businesses in the short term, building our non-regulated businesses in the mid term and leveraging investments in energy technology over the long term. The growth strategy, focused on the greater Midwest region, leverages and expands existing assets and skills.

We will strengthen our core electric and gas (after the proposed merger with MCN) utility businesses through continuous improvement actions, balancing cost, reliability and customer satisfaction, and leveraging opportunities to create value with the non-regulated businesses.

We have established a portfolio of non-regulated businesses, with approximately $1.7 billion in assets that contributed approximately $84 million to net income in 2000 and is expected to provide the greatest growth potential for the Company in the next five years. These non-regulated businesses are expected to provide approximately $125 million in net income in 2001. Our merchant energy business will include optimizing fuel supply and plant operations, broadening coal marketing and coal tolling efforts, rapidly expanding power marketing and trading operations, growing an emerging base of non-regulated generation assets in the Midwest region and capitalizing on MCN’s storage and pipeline assets to serve the rapidly expanding generation sector.

The Company’s long-term growth strategy recognizes the fact that competition, new technologies and environmental concerns will reshape the electric utility industry and the manner in which power is delivered. As a result, the Company has started a distributed generation business, DTE Energy Technologies, a wholly owned subsidiary, which will provide one-stop sales and service to energy customers using a variety of new technology products, including backup generation, micro-turbines, fuel cells and control equipment. Additionally, the Company continues to make strategic technology investments in companies like Plug Power, a developer and manufacturer of fuel cell systems.

As discussed in Note 2, the Company and MCN have entered into a merger agreement. The Company expects that completion of the proposed merger will result in the issuance of approximately 30 million shares of its common stock and approximately $1.4 billion in external financing. The proposed merger is expected to create a fully integrated electric and natural gas company that is anticipated to support the

Company’s commitment to a long-term earnings growth rate of up to 8%. The proposed merger is expected to permit the Company to be responsive to competitive pressures. The external financing needs of the proposed merger may create a sensitivity to interest rate changes. The Company will need to successfully integrate the two operations to service the expected debt requirements and achieve aggregate operating cost reductions. The delay in the receipt of regulatory approvals will negatively impact the effect on earnings in 2001 resulting from the proposed merger, as will the escalation in the price of natural gas. The Company believes that the proposed merger is strategic for the Company and has and will continue to fulfill all of its obligations under the merger agreement. The Company continues to approach this proposed merger with the best interests of the Company’s shareholders in mind. See Notes 2 and 11 for further discussion of the proposed DTE/MCN merger and the financial instruments used to hedge the interest rate risk associated with financing the proposed merger.

See Note 17 for discussion of subsequent events concerning the merger.

The Company projects that 2001 earnings will be approximately $3.60 to $3.70 per share. In addition, 2002 earnings are expected to grow at least 6%, consistent with the Company’s growth objective. These earnings estimates exclude the impact of the Company’s proposed merger with MCN.

The Company’s earnings are largely dependent on the earnings of The Detroit Edison Company (Detroit Edison), the principal operating subsidiary of the Company, and the use of alternate fuels tax credits generated from certain non-regulated businesses. Securitization, discussed in Note 3, is expected to reduce Detroit Edison’s earnings, which may impact the Company’s ability to use all future available alternate fuels tax credits. However, if that is the case, a portion of the tax credits may be monetized through sale of interests in projects that generate the credits.

ELECTRIC INDUSTRY RESTRUCTURING

Detroit Edison is subject to regulation by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). Michigan legislators and regulators have focused on competition and Electric Choice in the Michigan electric public utility industry and are committed to opening the electric generation market in Michigan to competition while providing for the right of electric utilities to recover stranded costs. Electric Choice will give all retail customers the opportunity to access alternative generation resources.

Michigan’s Customer Choice and Electricity Reliability Act

See Note 3 for a discussion of Public Acts 141 and 142 of 2000 (PA 141 and PA 142), new legislation signed into effect on June 3, 2000, by Michigan Governor John Engler.

Michigan Public Service Commission

Restructuring Orders

Detroit Edison expects that a limited liability corporation, wholly owned by Detroit Edison, will issue approximately $1.751 billion of securitization bonds in the first quarter of 2001. The bonds may not exceed 15 years in term to recover Detroit Edison’s qualified costs, as approved by the MPSC. Detroit Edison will use the proceeds of the bonds to retire debt and equity as required by Michigan restructuring legislation in a manner that will maintain its debt/equity ratio at approximately 50%. See Note 3 for additional discussion of the November 2, 2000 and January 4, 2001 MPSC orders regarding securitization of Detroit Edison’s qualified costs.

On October 24, 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs, as required by PA 141. Methods to be considered include: (1) the relationship of market value to net book value of generation assets and purchase power contracts, (2) evaluations based on the market price of power in relation to the price assumed by the MPSC in prior orders and (3) any other method the MPSC considers appropriate. It is expected that the MPSC will issue an order by the end of 2001. Detroit Edison is unable to predict the outcome of these proceedings.

Electric Choice

The Electric Choice program began in December 1999, when Detroit Edison delivered energy from an alternate supplier in a MPSC-directed 90 megawatt (MW) voluntary portion of the program. As of December 31, 2000, Detroit Edison has made available 1,125 MW, or more than 12% of its capacity, for Electric Choice. Detroit Edison has spent approximately $57 million through December 31, 2000, and estimates that additional expenditures of up to $25 million may be required through 2001 to fully implement the program on January 1, 2002. Securitization proceeds will recover $28 million of this amount, with recovery of the remaining balance determined in current and future MPSC net stranded cost proceedings.

Detroit Edison anticipates that Electric Choice will result in a decrease in its annual sales as well as a decrease in its peak demand beginning in 2002. These decreases are not expected to have a significant impact on the Company’s net income due to effective load management techniques, which are expected to reduce high-cost sales during peak periods and increase non-regulated sales outside of Detroit Edison’s service territory at other times.

Federal Energy Regulatory Commission

Detroit Edison is regulated at the federal level by the FERC with respect to accounting, sales for resale in interstate commerce, transmission services, issuances of securities, licensing of hydro and pumping stations and other matters. The FERC, as a policy matter, believes that transmission should be made available on a non-discriminatory basis.

On September 28, 2000, the FERC conditionally approved an open access transmission tariff designed to allow for the collection of $138 million in annual revenues for transmission services provided by the International Transmission Company (ITC), a wholly owned subsidiary of Detroit Edison. The level of tariff represents an increase of $45 million over current tariffs. These revenues may not be collected until such time as ITC notifies FERC that the Company’s Board of Directors has approved a sale or spin-off of the transmission business to a fully independent transmission company that has no active or passive ownership interests by the Company, Detroit Edison or any other market participant. The ITC must become independent within 24 months of the September 28, 2000 order and join a FERC-approved Regional Transmission Organization (RTO) by December 15, 2001; otherwise the innovative transmission rates will revert back to present tariff rates, and revenue collected under the new transmission tariff will be refunded back to ITC customers. If ITC becomes independent, but has not joined an RTO in the required time frame, FERC has the authority to assign ITC to an RTO. The Company and Detroit Edison intend to comply with the FERC requirements. Effective January 1, 2001, Detroit Edison transferred approximately $390 million of property and other assets to ITC. This transfer began the process of establishing the transmission business as an independent company.

In June 1999, Detroit Edison, along with Consumers Energy Co., the American Electric Power Service Corp., FirstEnergy Corp., and Virginia Electric and Power Co., filed applications with FERC requesting approval of the Alliance RTO (Alliance). The Alliance would operate more than 43,000 miles of transmission lines in nine states. In December 1999, FERC issued an order approving the Alliance proposal, but indicated that certain elements needed modification or further development. In January 2001, FERC approved key aspects of Alliance’s compliance filing, including independence, scope and configuration and rate design, but directed Alliance to make certain additional modifications in the areas of ancillary services, market monitoring and inter-regional coordination. Alliance was directed to make a further compliance filing by May 15, 2001, and file actual tariffs rates, terms and conditions no later than 120 days prior to commencement of operation.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities, which is the Company’s primary source of liquidity, was $1,088 million in 2000, $1,097 million in 1999 and $834 million in 1998. Net cash from operating activities decreased in 2000, due primarily to lower net income, partially offset by higher non-cash items. Net cash from operating activities increased in 1999, due primarily to higher net income and non-cash items and lower cash used for current assets and liabilities.

Cash Used for Investing Activities

Net cash used for investing activities was lower in 2000, due primarily to decreased plant and equipment expenditures by Detroit Edison, partially offset by higher non-regulated plant and equipment expenditures. Net cash used for investing activities was lower in 1999 due to lower investments in non-regulated businesses, partially offset by increased plant and equipment expenditures by Detroit Edison.

Cash requirements for 2000 Detroit Edison capital expenditures were $587 million. Detroit Edison’s cash requirements for capital expenditures are expected to be approximately $2.5 billion for the period 2001 through 2005.

Cash requirements for 2000 non-regulated investments and capital expenditures were $162 million. Excluding the effects of the proposed merger with MCN, cash requirements for non-regulated investments and capital expenditures are expected to be approximately $1.2 billion for the period 2001 through 2005.

Cash Used for Financing Activities

Net cash used for financing activities was lower in 2000 due to decreased redemptions of long-term debt, partially offset by repurchases of common stock.

Net cash used for Company financing activities was $426 million in 1999, due to higher redemptions and reduced issuances of long-term debt.

The following securities were issued and redeemed in 2000:

Securities Issued	(Millions)

Mortgage Bonds

2000 Series A 7.50% issued in February	$220

2000 Series B (variable) issued in August	51

Term Loan

7.37% issued in August	2

Total Issued	$273

Securities Redeemed

Mandatory Redemptions

Mortgage Bonds

1990 Series A, B, C 7.9% - 8.4% redeemed in March	$19

1993 Series E 6.25% - 6.4% redeemed in March	175

Non-Recourse Debt	86

Early Redemptions

Mortgage Bonds

Series KKP 7.3% - 7.65% redeemed in September	51

Total Redeemed	$331

Due to the securitization of $1.751 billion of Detroit Edison’s qualified costs in the first quarter of 2001, the Company expects that 75% of the proceeds will be used to retire debt and 25% to repurchase the Company’s common stock. In February 2001, the

Company’s Board of Directors increased the authorization for a stock repurchase program for the purchase of up to 20 million shares. Stock repurchases will be made from time to time on the open market or through negotiated transactions.

ENVIRONMENTAL MATTERS

Protecting the environment from damage, as well as correcting past environmental damage, continues to be a focus of state and federal regulators. Legislation and/or rulemaking could further impact the electric utility industry including Detroit Edison. The U.S. Environmental Protection Agency (EPA) and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. Detroit Edison anticipates that it will be periodically included in these types of environmental proceedings. Detroit Edison has spent approximately $50 million and estimates that it will incur approximately $410 million of future capital expenditures, over the next three years, to comply with recent EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution.

INTEREST RATE RISK

The Company is subject to interest rate risk in conjunction with the anticipated issuance of long-term debt to be used to finance the proposed merger with MCN. The Company’s exposure to interest rate risk arises from market fluctuations in interest rates until the date of the anticipated debt issuance. To limit the sensitivity to interest rate fluctuations, the Company has entered into a series of forward-starting interest rate swaps and Treasury locks and designated such instruments as hedges. See Note 11 for further discussion of these derivative financial instruments.

A sensitivity analysis model was used to calculate the fair value of the Company’s derivative financial instruments using applicable market interest rates in effect at December 31, 2000. The sensitivity analysis involved increasing and decreasing the market rates by a hypothetical 10% and calculating the resulting change in the fair value of the interest rate sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming 10%	Assuming 10%
	Increase in Rates	Decrease in Rates

		(Millions)

Interest Rate Risk

Interest Rate Sensitive

Forward-Starting Swaps – 5-year	$6.5	$(6.8)

– 10-year	20.5	(21.7)

Treasury Locks – 10-year	1.9	(2.0)

– 30-year	11.8	(13.2)

MARKET RISK

Detroit Edison expects to have adequate supplies of electric capacity in 2001 and plans to meet expected customer demand through its own electric generating capability and purchase of over 2,000 MW from other suppliers. Detroit Edison has secured purchase power contracts for its 2001 requirements, but has not procured its purchase power requirements for 2002 and beyond. Detroit Edison expects that its future electricity demands will be impacted by the Electric Choice program, interruptible contracts with certain customers and weather.

As a result of the June 2000 Michigan restructuring legislation, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses would be inconsistent with the legislation. Therefore, actual fuel and purchased power costs are recorded in the period incurred, without any change in revenue.

Detroit Edison had investments valued at market of $398 million and $361 million in three nuclear decommissioning trust funds at December 31, 2000 and 1999, respectively. At December 31, 2000, these investments consisted of approximately 43% in fixed debt instruments, 53% in publicly traded equity securities and 4% in cash equivalents. At December 31, 1999, these investments consisted of approximately 37% in fixed debt instruments, 59% in publicly traded equity securities and 4% in cash equivalents. A hypothetical 10% increase in interest rates and a 10% decrease in equity prices quoted by stock exchanges would result in a $14 million and $11 million reduction in the fair value of debt and a $21 million reduction in the fair value of equity securities held by the trusts both at December 31, 2000 and 1999, respectively.

A hypothetical 10% decrease in interest rates would increase the fair value of long-term debt from $4.2 billion to $4.7 billion at December 31, 2000, and from $4 billion to $4.5 billion at December 31, 1999.

DTE Energy Trading, Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, provides price risk management services using energy commodity derivative instruments. The Company measures the risk inherent in DTE ET’s portfolio using Value at Risk (VaR) analysis and other methodologies, which simulate forward price curves in electric power markets, to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. DTE ET VaR expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The Company calculates VaR based on a 95% confidence interval, using 10-day holding periods. The VaR model uses the variance-covariance statistical modeling technique, and implied and historical volatilities and correlations over the past 20-day period. The estimated market prices used to value these transactions for VaR purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. At December 31, 2000 and 1999, DTE ET’s VaR from its power marketing and trading activities was less than 1% of the Company’s consolidated “Income Before Income Taxes” for the years ended December 31, 2000 and 1999. For further information, see Notes 1 and 11.

RESULTS OF OPERATIONS

Net income for 2000 was $468 million, down $15 million from 1999 earnings due primarily to the 5% residential rate reduction provided for in the June 2000 Michigan restructuring legislation, and expenses incurred for the proposed merger with MCN, partially offset by lower income taxes resulting from tax credits generated by non-regulated businesses.

Since the MPSC has determined that adjusting rates for changes in fuel and purchased power expenses, through continuance of the PSCR clause, is inconsistent with the June 2000 Michigan restructuring legislation, the Company expects that the distribution of yearly earnings will shift significantly. The first and fourth quarters of the year are expected to show higher earnings, while lower earnings are expected in the second and third quarters. In addition, the fuel clause suspension will have an impact on earnings, since rates will no longer be adjusted for changes in fuel and purchased power expenses.

Net income for 1999 was up $40 million over 1998 earnings due primarily to lower income taxes resulting from tax credits generated by non-regulated businesses and the effects of the end of the Fermi 2 phase-in plan in 1998.

Operating Revenues

Operating revenues were $5.6 billion, up 18% from 1999 operating revenues of $4.7 billion. Operating revenues increased (decreased) due to the following:

	2000			1999

		(Millions	)

Detroit Edison

Rate change	$70			$(25)

Residential rate reduction	(43)			—

System sales volume and mix	24			151

Suspension of PSCR mechanism	14			—

Wholesale sales	(2)			(19)

Fermi 2 performance disallowances	—			34

Other — net	19			4

Total Detroit Edison	82			145

Non-Regulated

DTE Energy Services	54			147

DTE Energy Trading	734			209

Other — net	(1)			6

Total Non-Regulated	787			362

Total	$869			$507

Detroit Edison megawatthour (MWh) sales for 2000 and the percentage change by year were as follows:

	2000	2000	1999

	(Thousands of MWh)

	Sales

Residential	13,903	(1.1)%	2.3%

Commercial	19,762	1.1	3.4

Industrial	16,090	2.8	6.4

Other (primarily sales for resale)	2,653	2.2	10.1

Total System	52,408	1.1	4.3

Wholesale sales	2,592	(29.4)	(29.5)

Total	55,000	(0.9)	1.1

Residential sales decreased in 2000 due to reduced cooling demand, and increased in 1999 due to more heating demand, increased usage, and growth in the customer base. In both 2000 and 1999, commercial and industrial sales increased due to favorable economic conditions. In addition, industrial sales increased due to sales to the Ford Rouge plant. Wholesale sales decreased due to lower demand for energy and decreased availability of energy for sale.

Non-regulated revenues were higher due to an increased level of operations, primarily at DTE Energy Trading, and the addition of new businesses.

Operating Expenses

Fuel and Purchased Power

Net system output and average fuel and purchased power unit costs per MWh for Detroit Edison were as follows:

	2000	1999	1998

		(Thousands of MWh)

Power plant generation
Fossil	42,100	43,016	44,091

Nuclear	8,239	9,484	7,130

Purchased power	8,877	6,959	7,216

Net system output	59,216	59,459	58,437

Average unit cost ($/MWh)
Generation	$12.78	$12.51	$12.76

Purchased power	$62.57	$54.80	$42.26

In 2000, fuel and purchased power expense increased due to greater purchases of energy and higher purchased power unit costs. The increase was partially offset by reduced plant generation and lower cost of low sulfur western coal.

In 1999, fuel and purchased power expense increased due to higher purchased power unit costs and a 1.7% increase in net system output. The increase was partially offset by lower fuel unit costs primarily resulting from increased usage of low-cost nuclear fuel.

Non-regulated purchased power expense increased in all periods due to the operations of DTE Energy Trading, with purchased power expenses amounting to $959 million, $227 million and $42 million in 2000, 1999 and 1998, respectively.

Operation and Maintenance

In 2000, operation and maintenance expense remained at the same level as 1999. Higher non-regulated expenses of $50 million were due to an increased level of operations and the addition of new businesses. Lower Detroit Edison expenses resulted primarily from decreased storm activities ($26 million) and elimination of Y2K costs ($46 million). The decrease was partially offset by expenses associated with the proposed DTE/MCN merger ($25 million).

In 1999, operation and maintenance expense increased $192 million. Higher non-regulated expenses of $162 million were due to an increased level of operations and the addition of new businesses. Higher Detroit Edison expenses of $30 million were due to increased system and customer enhancements ($22 million), higher Y2K costs ($10 million), higher employee benefit costs ($9 million), and generation reliability and maintenance work to address unplanned outages ($8 million), partially offset by lower storm expense ($19 million).

Depreciation and Amortization

In 2000, depreciation and amortization expense was higher due to increased levels of plant in service and the accelerated amortization of unamortized nuclear costs, partially offset by a reduction in amortization for the deferral of the effects of the 5% residential rate reduction.

In 1999, depreciation and amortization expense increased due to higher levels of plant in service, the accelerated amortization of unamortized nuclear costs, the adjustment recording one-half of utility earnings in excess of the allowed 11.6% return on equity sharing threshold as additional nuclear cost amortization, and increased Fermi 2 decommissioning funding due to higher revenues.

Interest Expense

In 2000, interest expense decreased due to the redemption of long-term securities and the write-off in 1999 of unamortized bond issuance expense, partially offset in 2000 by increased short-term borrowing costs.

In 1999, interest expense increased due to the write-off of unamortized bond issuance expense for early redemption of securities and higher short-term borrowing costs.

Income Taxes

Income tax expense for the Company decreased, due primarily to the decrease in pretax income and increased utilization of alternate fuels credits generated from non-regulated businesses. The majority of alternate fuels credits are available through 2002, while others have been extended through 2007.

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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism, (including natural gas subsequent to the proposed merger with MCN), the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings, the successful recovery of stranded costs, and actual and possible reductions in rates and earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and the contributions to earnings by non-regulated businesses. In addition, expected results will be affected by the Company’s proposed merger with MCN and the timing of the accretive effect of such merger. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Item 8 – Financial Statements and Supplementary Data.

      The following consolidated financial statements and schedules are included herein.

Page

Independent Auditors’ Report	29

DTE Energy Company:

Consolidated Statement of Income	30

Consolidated Statement of Cash Flows	31

Consolidated Balance Sheet	32

Consolidated Statement of Changes in Shareholders’ Equity	34

The Detroit Edison Company:

Consolidated Statement of Income	36

Consolidated Statement of Cash Flows	37

Consolidated Balance Sheet	38

Consolidated Statement of Changes in Shareholders’ Equity	40

Notes to Consolidated Financial Statements	41

Schedule II — Valuation and Qualifying Accounts	93

Note: Detroit Edison’s financial statements are presented here for ease of reference and are not considered to be part of Part II — Item 8 of the Company’s report.

INDEPENDENT AUDITORS’ REPORT

To the Boards of Directors and Shareholders of
DTE Energy Company and
The Detroit Edison Company

We have audited the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries (together, the "Companies") as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements of the Companies taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 24, 2001

DTE Energy Company
Consolidated Statement of Income
(Millions, Except Per Share Amounts)

	Year Ended December 31

	2000	1999	1998

Operating Revenues	$5,597	$4,728	$4,221

Operating Expenses

Fuel and purchased power	2,233	1,335	1,063

Operation and maintenance	1,480	1,480	1,288

Depreciation and amortization	758	735	661

Taxes other than income	296	277	272

Total Operating Expenses	4,767	3,827	3,284

Operating Income	830	901	937

Interest Expense and Other

Interest expense	336	340	319

Preferred stock dividends of subsidiary	—	—	6

Other – net	17	18	15

Total Interest Expense and Other	353	358	340

Income Before Income Taxes	477	543	597

Income Taxes	9	60	154

Net Income	$468	$483	$443

Average Common Shares Outstanding	143	145	145

Earnings per Common Share – Basic and Diluted	$3.27	$3.33	$3.05

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Statement of Cash Flows
(Millions)

	Year Ended December 31

	2000	1999	1998

Operating Activities

Net Income	$468	$483	$443

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	758	735	661

Other	(146)	(90)	(146)

Changes in current assets and liabilities:

Restricted cash	43	(10)	(67)

Accounts receivable	(140)	(94)	(84)

Inventories	8	(5)	(35)

Payables	139	30	99

Other	(42)	48	(37)

Net cash from operating activities	1,088	1,097	834

Investing Activities

Plant and equipment expenditures	(749)	(739)	(589)

Investment in non-regulated businesses	—	(29)	(408)

Net cash used for investing activities	(749)	(768)	(997)

Financing Activities

Issuance of long-term debt	273	265	763

Increase in short-term borrowings	116	156	189

Redemption of long-term debt	(331)	(548)	(255)

Redemption of preferred stock	—	—	(150)

Repurchase of common stock	(70)	—	—

Dividends on common stock	(296)	(299)	(299)

Net cash (used for) from financing activities	(308)	(426)	248

Net Increase (Decrease) in Cash and Cash Equivalents	31	(97)	85

Cash and Cash Equivalents at Beginning of the Year	33	130	45

Cash and Cash Equivalents at End of the Year	$64	$33	$130

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$334	$340	$309

Income taxes paid	104	152	160

New capital lease obligations	41	3	52

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Balance Sheet
(Millions, Except Per Share Amounts and Shares)

	December 31

	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$64	$33

Restricted cash	88	131

Accounts receivable

Customer (less allowance for doubtful

accounts of $21)	510	388

Accrued unbilled revenues	188	166

Other	140	144

Inventories (at average cost)

Fuel	163	175

Materials and supplies	172	168

Assets from risk management activities	289	67

Other	38	38

	1,652	1,310

Investments

Nuclear decommissioning trust funds	398	361

Other	269	274

	667	635

Property

Property, plant and equipment	12,179	11,755

Property under capital leases	221	222

Nuclear fuel under capital lease	705	663

Construction work in progress	57	106

	13,162	12,746

Less accumulated depreciation and amortization	5,775	5,598

	7,387	7,148

Regulatory Assets	2,686	2,935

Other Assets	270	288

Total Assets	$12,662	$12,316

(See Notes to Consolidated Financial Statements.)

	December 31

	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$404	$273

Accrued interest	59	57

Dividends payable	73	75

Accrued payroll	103	97

Short-term borrowings	503	387

Income taxes	97	61

Current portion long-term debt	233	270

Current portion capital leases	41	36

Liabilities from risk management activities	280	50

Other	218	259

	2,011	1,565

Other Liabilities

Deferred income taxes	1,801	1,925

Capital leases	145	153

Regulatory liabilities	185	262

Other	588	564

	2,719	2,904

Long-Term Debt	3,917	3,938

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares

authorized, 142,651,172 and 145,041,324 issued

and outstanding, respectively	1,918	1,950

Retained earnings	2,097	1,959

	4,015	3,909

Commitments and Contingencies (Notes 1, 2, 3, 4, 10, 11, 12, 13 and 17)

Total Liabilities and Shareholders’ Equity	$12,662	$12,316

(See Notes to Consolidated Financial Statements.)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000		1999		1998

	Shares	Amount	Shares	Amount	Shares	Amount

Detroit Edison Cumulative Preferred Stock

Balance at beginning of year	—	$—	—	$—	1,501	$144

Redemption of Cumulative Preferred Stock	—	—	—	—	(1,501)	(150)

Preferred stock expense	—	—	—	—	—	6

Balance at end of year	—	$—	—	$—	—	$—

Common Stock

Balance at beginning of year	145,041	$1,950	145,071	$1,951	145,098	$1,951

Repurchase and retirement of common stock	(2,390)	(32)	(30)	(1)	(27)	—

Balance at end of year	142,651	$1,918	145,041	$1,950	145,071	$1,951

Retained Earnings

Balance at beginning of year		$1,959		$1,747		$1,611

Net income		468		483		443

Dividends declared on common stock ($2.06

per share)		(294)		(299)		(299)

Preferred stock expense		—		—		(6)

Repurchase and retirement of common stock		(39)		—		—

Other		3		28		(2)

Balance at end of year		$2,097		$1,959		$1,747

Total Shareholders’ Equity		$4,015		$3,909		$3,698

(See Notes to Consolidated Financial Statements.)

[This page intentionally left blank.]

The Detroit Edison Company
Consolidated Statement of Income
(Millions)

	Year Ended December 31

	2000	1999	1998

Operating Revenues	$4,129	$4,047	$3,902

Operating Expenses

Fuel and purchased power	1,271	1,106	1,021

Operation and maintenance	977	1,028	998

Depreciation and amortization	719	703	643

Taxes other than income	289	275	270

Total Operating Expenses	3,256	3,112	2,932

Operating Income	873	935	970

Interest Expense and Other

Interest expense	277	284	277

Other — net	13	6	15

Total Interest Expense and Other	290	290	292

Income Before Income Taxes	583	645	678

Income Taxes	172	211	260

Net Income	411	434	418

Preferred Stock Dividends	—	—	6

Net Income Available for Common Stock	$411	$434	$412

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Statement of Cash Flows
(Millions)

	Year Ended December 31

	2000	1999	1998

Operating Activities

Net Income	$411	$434	$418

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	719	703	643

Other	(151)	2	(217)

Changes in current assets and liabilities:

Accounts receivable	(23)	(70)	(51)

Inventories	13	(6)	(28)

Payables	37	17	64

Other	12	(52)	(25)

Net cash from operating activities	1,018	1,028	804

Investing Activities
Plant and equipment expenditures	(587)	(638)	(548)

Net cash used for investing activities	(587)	(638)	(548)

Financing Activities

Issuance of long-term debt	270	265	200

Increase (decrease) in short-term borrowings	(117)	131	231

Redemption of long-term debt	(245)	(468)	(219)

Redemption of preferred stock	—	—	(150)

Dividends on common and preferred stock	(319)	(319)	(328)

Net cash used for financing activities	(411)	(391)	(266)

Net Increase (Decrease) in Cash and Cash Equivalents	20	(1)	(10)

Cash and Cash Equivalents at Beginning of the Period	4	5	15

Cash and Cash Equivalents at End of the Period	$24	$4	$5

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$275	$284	$269

Income taxes paid	235	276	292

New capital lease obligations	41	3	52

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Balance Sheet
(Millions, Except Per Share Amounts and Shares)

	December 31

	2000	1999

ASSETS

Current Assets

Cash and cash equivalents	$24	$4

Accounts receivable

Customer (less allowance for doubtful

accounts of $20 for 2000 and 1999)	328	316

Accrued unbilled revenues	188	166

Other	127	138

Inventories (at average cost)

Fuel	163	175

Materials and supplies	139	140

Other	25	29

	994	968

Investments

Nuclear decommissioning trust funds	398	361

Other	38	34

	436	395

Property

Property, plant and equipment	11,431	11,204

Property under capital leases	220	221

Nuclear fuel under capital lease	705	663

Construction work in progress	2	4

	12,358	12,092

Less accumulated depreciation and amortization	5,659	5,526

	6,699	6,566

Regulatory Assets	2,686	2,935

Other Assets	171	187

Total Assets	$10,986	$11,051

(See Notes to Consolidated Financial Statements.)

	December 31

	2000	1999

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$253	$224

Accrued interest	56	54

Dividends payable	80	80

Accrued payroll	96	90

Short-term borrowings	245	362

Income taxes	95	84

Current portion long-term debt	159	194

Current portion capital leases	41	36

Other	167	159

	1,192	1,283

Other Liabilities

Deferred income taxes	1,811	1,879

Capital leases	145	153

Regulatory liabilities	185	262

Other	586	562

	2,727	2,856

Long-Term Debt	3,344	3,284

Shareholders’ Equity

Common stock, $10 par value, 400,000,000 shares authorized, 145,119,875 issued and outstanding	1,451	1,451

Premium on common stock	548	548

Common stock expense	(48)	(48)

Retained earnings	1,772	1,677

	3,723	3,628

Commitments and Contingencies (Notes 1, 2, 3, 9, 10, 11, 12 and 17)

Total Liabilities and Shareholders’ Equity	$10,986	$11,051

(See Notes to Consolidated Financial Statements.)

The Detroit Edison Company
Consolidated Statement of Changes in Shareholders’ Equity
(Millions, Except Per Share Amounts; Shares in Thousands)

	2000		1999		1998

	Shares	Amount	Shares	Amount	Shares	Amount

Cumulative Preferred Stock

Balance at beginning of year	—	$—	—	$—	1,501	$144

Redemption of Cumulative Preferred Stock	—	—	—	—	(1,501)	(150)

Preferred stock expense	—	—	—	—	—	6

Balance at end of year	—	$—	—	$—	—	$—

Common Stock	145,120	$1,451	145,120	$1,451	145,120	$1,451

Premium on Common Stock		$548		$548		$548

Common Stock Expense		$(48)		$(48)		$(48)

Retained Earnings

Balance at beginning of year		$1,677		$1,562		$1,478

Net income		411		434		418

Dividends declared

Common stock ($2.20 per share)		(319)		(319)		(319)

Cumulative Preferred Stock*		—		—		(6)

Preferred stock expense		—		—		(6)

Other		3		—		(3)

Balance at end of year		$1,772		$1,677		$1,562

Total Shareholders’ Equity		$3,723		$3,628		$3,513

* At established rate for each series
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

All majority-owned subsidiaries are consolidated. Non-majority owned investments, including investments in limited liability companies, partnerships and joint ventures, are accounted for using the equity method. All significant inter-company balances and transactions have been eliminated.

In October 1999, the Company’s investee, Plug Power Inc., completed its initial public offering (IPO) of shares of common stock at $15 per share. After the IPO, the Company owned approximately 32% of Plug Power’s outstanding common stock. As a result of Plug Power’s IPO, the Company recognized its proportionate share of Plug Power’s net assets immediately after the IPO and recorded an increase of $44 million in its investment and an after-tax increase of $28 million to retained earnings with no earnings impact in 1999. The balance of the Plug Power investment at December 31, 2000, is approximately $37 million.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation and Regulatory Assets and Liabilities

Detroit Edison’s transmission and distribution business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that rates are set at levels that will recover a utility’s costs and can be charged to and collected from customers.

MPSC orders issued in 1997 and 1998 altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison. Therefore, effective December 31, 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71. See the following table of regulatory assets and liabilities, and Note 3 for further details.

June 2000 Michigan restructuring legislation provided for securitization, a mechanism for Detroit Edison to refinance specific assets and costs at lower interest rates through the issuance of securitization bonds. The MPSC, in an order issued on January 4, 2001, clarifying a November 2, 2000 order, authorized Detroit Edison to securitize up to $1.774 billion of qualified costs, including most of the regulatory assets currently recorded. The MPSC denied Detroit Edison’s request to include the residential rate reduction commencing June 5, 2000, until the date of the order and proposed 2000 Electric Choice implementation costs in the amount securitized. Detroit Edison will continue to defer the 2000 and future Electric Choice implementation costs ($30 million in 2000 and an estimated $25 million in 2001) as regulatory assets, whose recovery will be determined in annual true-ups of stranded cost proceedings. The MPSC also clarified that recovery of incurred costs, equal to the impact of the 5% residential rate reduction from the date of the November order until the securitization bonds are issued (approximately $10 million in 2000 and approximately $15 million for the first quarter of 2001) will occur before any rate reductions are provided to the commercial and industrial customers and before the low income energy efficiency fund is initiated. Securitization bonds are expected to be issued in the first quarter of 2001.

Detroit Edison has recorded the following regulatory assets and liabilities at December 31:

	2000	1999

	(Millions)
Assets

Unamortized nuclear costs	$2,328	$2,570

Unamortized loss on reacquired debt	82	85

Recoverable income taxes	194	201

Power supply cost recovery	—	39

Electric Choice implementation costs	57	29

Other	25	11

Total Assets	$2,686	$2,935

Liabilities

Unamortized deferred investment tax credits	$167	$177

Fermi 2 capacity factor performance standard	—	63

Other	18	22

Total Liabilities	$185	$262

Unamortized nuclear costs — See Note 3.

Unamortized loss on reacquired debt

In accordance with MPSC regulations applicable to Detroit Edison, the discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue. If related to the generation business, the unamortized amounts will be securitized. See Note 3. Discount, premium and expense on early redemptions of debt subsequent to December 31, 1998, are charged to earnings if they relate to the generation business of Detroit Edison or other non-regulated operations of the Company.

Recoverable income taxes

In 1993, the Company was required to adopt SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred income taxes be recorded at the current income tax rate for all temporary differences between the book and tax basis of assets and liabilities. Prior to 1993, only those deferred taxes that were authorized by the MPSC were recorded. On adoption of SFAS No. 109, the MPSC authorized the Company to record a regulatory asset providing assurance of future revenue recovery from customers for all deferred income taxes.

Power supply cost recovery (PSCR)

As a result of the June 2000 Michigan restructuring legislation, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses, through continuance of the PSCR clause, would be inconsistent with the legislation. See Note 3 for further discussion. Beginning in June 2000, actual fuel and purchased power costs are recorded in the period incurred.

Electric Choice implementation costs

Costs incurred to implement the Electric Choice program, which will allow customers to purchase electricity from a supplier other than Detroit Edison.

Unamortized deferred investment tax credits

Investment tax credits utilized, which relate to utility property, were deferred and are amortized over the estimated composite service life of the related property.

Fermi 2 capacity factor performance standard

As a result of the June 2000 Michigan restructuring legislation and the corresponding MPSC orders regarding the PSCR clause, the MPSC mechanism that provided for the disallowance of net incremental replacement power cost when Fermi 2 did not perform to certain operating criteria, is no longer in effect.

Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Cash maintained for debt service requirements and other contractual obligations is classified as restricted cash.

Revenues

Detroit Edison records unbilled revenues for electric and steam heating services provided after cycle billings through month-end.

Property, Retirement and Maintenance, Depreciation and Amortization

A summary of property by classification at December 31 is as follows:

	2000	1999

	(Millions)
Distribution

Property	$5,153	$4,856

Construction work in progress	1	1

Property under capital leases	9	4

Less accumulated depreciation	(1,924)	(1,767)

	3,239	3,094

Transmission

Property	772	742

Construction work in progress	—	—

Property under capital leases	—	—

Less accumulated depreciation	(389)	(413)

	383	329

Generation

Property	5,506	5,606

Construction work in progress	1	3

Property under capital leases	211	217

Less accumulated depreciation	(2,715)	(2,747)

	3,003	3,079

Nuclear fuel under capital lease	705	663

Less accumulated amortization	(631)	(599)

	74	64

	2000	1999

	(Millions)
Non-utility

Property	748	551

Construction work in progress	55	102

Property under capital leases	1	1

Less accumulated depreciation	(116)	(72)

	688	582

Total property	$7,387	7,148

Utility properties are stated at original cost less regulatory disallowances and impairment losses. In general, the cost of properties retired in the normal course of business is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, and the cost of new property installed, which replaces property retired, is charged to property accounts. Detroit Edison recognizes a provision, in current liabilities, for incremental costs of Fermi 2 refueling outages, including maintenance activities, anticipated to be incurred during the next scheduled Fermi 2 refueling outage. The annual provision for utility property depreciation is calculated on the straight-line remaining life method by applying annual rates approved by the MPSC to the average of year-beginning and year-ending balances of depreciable property by primary plant accounts. Provision for depreciation of utility plant, as a percent of average depreciable property, was 3.38%, 3.33% and 3.32% for 2000, 1999 and 1998, respectively.

Effective January 2001, the transmission assets of Detroit Edison were transferred to International Transmission Company, a wholly owned subsidiary of Detroit Edison. This transfer began the process of establishing the transmission business as a fully independent company pursuant to FERC orders.

Non-utility property is stated at original cost. Depreciation is computed over the estimated useful lives using straight-line and declining-balance methods.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment based on market factors and operational considerations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Software Costs

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a five-year period beginning with the project’s completion.

Debt Issue Costs

The costs related to the issuance of long-term debt are amortized over the life of each issue.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. Compensation expense is not recorded for stock options granted with an exercise price equal to the fair market value at the date of grant. For grants of restricted stock, compensation equal to the market value of the shares at the date of grant is deferred and amortized to expense over the vesting period. During the restriction period, recipients of restricted stock grants have the right to be paid an amount equal to the dividend equivalent of such shares as dividends are paid. The Company recognizes these amounts as compensation expense.

Accounting for Risk Management Activities

Trading activities of DTE Energy Trading Inc. (DTE ET), an indirect wholly owned subsidiary of the Company, are accounted for using the mark-to-market method of accounting. Under such method, DTE ET’s energy trading contracts, including both transactions for physical delivery and financial instruments, are recorded at market value. The resulting unrealized gains and losses from changes in market value of open positions are recorded as other current assets or liabilities. Current period changes in the trading assets or liabilities are recognized as net gains or losses in operating revenues. The market prices used to value these transactions reflect management’s best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. Realized gains and losses from transactions settled with cash are also recognized in operating revenues. Transactions settled by physical delivery of the underlying commodity are recorded gross in operating revenues and fuel and purchased power expense.

Detroit Edison accounts for its forward purchase and sale commitments and over-the-counter options on a settlement basis.

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001. See Note 11 for further discussion.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2000 presentation.

NOTE 2 – MERGER AGREEMENT

In October 1999, the Company entered into a definitive merger agreement with MCN. MCN, a Michigan corporation, is primarily involved in natural gas production, gathering, processing, transmission, storage and distribution and energy marketing. MCN’s largest subsidiary is Michigan Consolidated Gas Company, a natural gas utility serving 1.2 million customers in more than 500 communities throughout Michigan. The merger agreement provides that the Company will acquire all outstanding shares of MCN for $28.50 per share in cash or 0.775 shares of Company common stock for each share of MCN common stock, subject to certain allocation procedures requiring that the aggregate number of shares of MCN common stock that will be converted into cash and the Company’s common stock will be equal to 55% and 45%, respectively, of the total number of shares of MCN common stock outstanding immediately prior to the proposed merger. The transaction was preliminarily valued at $4.6 billion, which includes the assumption of approximately $2 billion of MCN’s debt. The Company expects to continue as an exempt public utility holding company after the completion of the proposed merger. Shareholders of the Company have approved the issuance of the necessary shares of common stock to complete the proposed merger and shareholders of MCN have approved the Agreement and Plan of Merger.

The proposed merger is being reviewed by the Federal Trade Commission (FTC) pursuant to the Hart-Scott-Rodino Act. The FTC staff has focused primarily on possible competition between the Company and MCN for cogeneration load and other gas/electric displacement technologies in the companies’ coincident retail distribution areas. The Company and MCN are taking action to address issues raised by the FTC staff, including an agreement for the proposed transfer to a unit of Exelon Corp. (previously Unicom Corp.) of a property interest allowing for the utilization of up to 20 billion cubic feet of natural gas transportation capacity annually on the Michigan Consolidated Gas Company system in the applicable distribution area. The MPSC approved the agreement in February 2001. The agreement is subject to regulatory approvals and consummation of the merger. The Company cannot predict the timing or outcome of the regulatory review process and, therefore, a projected completion date for the proposed merger cannot be predicted.

NOTE 3 — REGULATORY MATTERS

Detroit Edison is subject to the primary regulatory jurisdiction of the MPSC, which, from time to time, issues its orders pertaining to Detroit Edison’s conditions of service, rates and recovery of certain costs including the costs of generating facilities, regulatory assets and certain other revenue, accounting and operating-related matters.

Electric Industry Restructuring

There are ongoing proceedings for the restructuring of the Michigan electric public utility industry and the implementation of Electric Choice.

In a December 28, 1998 order, as clarified March 8, 1999, the MPSC authorized the accelerated amortization of the remaining net book balances (as of December 31, 1998) of Fermi 2 and its associated regulatory assets in a manner that provided an opportunity for full recovery under rates from bundled customers and through transition surcharges from future retail access customers, taking into account the related tax consequences of those assets, by December 31, 2007.

On June 3, 2000, Michigan Governor John Engler signed Enrolled Senate Bill No. 937, Public Act 141 of 2000 (PA 141), which provides Detroit Edison with the right to recover stranded costs, codifies and establishes January 1, 2002, as the date for full implementation of the MPSC’s existing Electric Choice program, and requires the MPSC to reduce electric residential rates by 5%.

On that same date, the Governor signed Enrolled Senate Bill No. 1253, Public Act 142 of 2000 (PA 142). PA 142 provides for the recovery through securitization of “qualified costs,” which consist of an electric utility’s regulatory assets plus various costs associated with, or resulting from, the establishment of a competitive electric market, and the issuance of securitization bonds.

In an order issued on November 2, 2000, and clarified on January 4, 2001, the MPSC approved the issuance of securitization bonds, which may not exceed 15 years in term, the proceeds of which will be used to recover up to $1.774 billion (compared to approximately $1.850 billion requested by Detroit Edison) of qualified costs. The qualified costs approved by the MPSC include Fermi 2 costs, costs of certain other regulatory assets, Electric Choice implementation costs, the initial and periodic costs of issuance associated with securitization bonds, and the costs of retiring and refunding securities with the proceeds of securitization. Detroit Edison will use the proceeds of securitization bonds to retire debt and equity as required. The issuance of securitization bonds will result in an overall revenue requirement reduction for Detroit Edison.

Acting pursuant to PA 141, in an order issued June 5, 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5%, or approximately $65 million on an annual basis, and imposed a rate freeze for all classes of customers through 2003.

The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004 and remaining business customers through 2003. Certain costs may be deferred after 2003 and during the period that rate increases are impermissible. This rate cap may be lifted when certain market test provisions are met, namely, an electric utility has no more than 30% of generation capacity in its relevant market, with allowance for capacity needed to meet a utility’s responsibility to serve its customers. Statewide, multi-utility transmission system improvements also are required. If these market conditions and transmission improvements conditions are not met, the rate cap may continue until such conditions are met or through 2013.

In addition, as a result of the legislation the Company must:

•	File an application by June 5, 2001, to unbundle its commercial and industrial rates.

•	Join a FERC-approved Regional Transmission Organization (RTO) or divest its interest in transmission by December 15, 2001.

•	Continue to provide service to customers who wish to take service from Detroit Edison.

•	Establish a worker transition program for workers that might be displaced.

As a result of the legislation discussed above, in several orders issued on June 19, 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses, through continuance of the PSCR clause, would be inconsistent with the new statutes. Detroit Edison was not permitted to collect the 1998 PSCR underrecovery of $8.6 million, plus accrued interest of $3.0 million. Detroit Edison reversed approximately $55 million of liabilities associated with the PSCR clause as of the effective date of the legislation. Parties have filed Claims of Appeal regarding the PSCR issues with the Michigan Court of Appeals. The Company is not able to determine the timing or outcome of these proceedings.

Detroit Edison is unable to predict the outcome of the matters discussed herein. Resolution of these matters is dependent upon future MPSC orders which may impact the financial position of Detroit Edison.

Accounting Implications

Due to 1997 and 1998 restructuring orders which provided sufficient details regarding the transition to competition for its electric generation business, at December 31, 1998, Detroit Edison performed an impairment test of its Fermi 2 nuclear generation plant and related regulatory assets. The impairment test for Fermi 2 indicated that it was fully impaired. Therefore, the Fermi 2 plant asset and its related regulatory assets were written off. At December 31, 1998, the accumulation of future regulatory recovery for Fermi 2 assets from bundled customers and transition surcharges from future retail access customers was calculated. Since the December 28, 1998 MPSC order provided for full recovery of Fermi 2 through the regulated transmission and distribution business, a regulatory asset was established which was planned to be amortized through December 31, 2007. There was no impact on income from the write-off of the Fermi 2 plant assets and subsequent recording of the regulatory asset for unamortized nuclear costs. The regulatory asset is included in the amounts planned to be securitized as provided for in the 2000 Michigan restructuring legislation and MPSC orders.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced revenues by $53 million to reflect the scheduled reduction in the revenue requirement for Fermi 2, in accordance with the 1988 settlement agreement. The $53 million decrease is included in the $94 million decrease effective January 1, 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of 1997 storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. In December 1997, ABATE and the Residential Ratepayer Consortium filed a lawsuit in Ingham County Circuit Court contending that Detroit Edison and the MPSC breached the December 1988 MPSC order, but the lawsuit was subsequently dismissed. The Michigan Attorney General has filed an appeal of the November 1997 order in the Michigan Court of Appeals. In June 1999, in an unpublished opinion, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. Detroit Edison filed a motion for rehearing with the Michigan Court of Appeals in July 1999, but the motion was subsequently dismissed. In December 2000, the MPSC issued an order reopening the case for hearing. Detroit Edison is unable to determine the timing or the outcome of the remand.

NOTE 4 — FERMI 2

General

Fermi 2, a nuclear generating unit, began commercial operation in January 1988. The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 megawatts (MW). This unit represents approximately 11% of total operation and maintenance expenses and 10% of summer net rated capability of Detroit Edison. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. See Note 3.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection. Consequently, Fermi 2 is subjected to greater scrutiny than a conventional fossil-fuel plant.

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

Under the NEIL policies, Detroit Edison could be liable for maximum retrospective assessments of up to approximately $15 million per loss if any one loss should exceed the accumulated funds available to NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. Further, under the Price-Anderson Amendments Act of 1988 (Act), deferred premium charges of $84 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. On December 31, 2000, there were 106 licensed nuclear facilities in the United States. Thus, deferred premium charges in the aggregate amount of approximately $8.89 billion could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities. The Act will expire on August 1, 2002. It is unknown whether this statute will be renewed or modified.

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

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 2000, 1999 and 1998, Detroit Edison collected $38 million, $38 million and $36 million, respectively, from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation and amortization expense and in other liabilities. A net unrealized loss of $18 million and a net unrealized gain of $4 million in 2000 and 1999, respectively, were recorded as adjustments to the nuclear decommissioning trust funds and other liabilities. Investments in debt and equity securities held within the external trust funds are classified as “available for sale.”

At December 31, 2000, Detroit Edison had a reserve of $351 million for the future decommissioning of Fermi 2, $15 million for low-level radioactive waste disposal costs, and $32 million for the decommissioning of Fermi 1, an experimental nuclear unit on the Fermi 2 site that has been shut down since 1972. These reserves are included in other liabilities, with a like amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2, when its license expires in the year 2025, will be $912 million in 2000 dollars and $3.7 billion in 2025 dollars using a 6% inflation rate. The cost of decommissioning Fermi 1 is approximately $30-35 million. During 2000, Detroit Edison decided to proceed with the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The full project is expected to take about five years.

Fermi 2 Phase-In Plan

Based on a MPSC-authorized phase-in plan, Detroit Edison recorded a receivable totaling $507 million from 1988 through 1992. Beginning in 1993 and ending in 1998, these amounts were amortized to operating expense as they were included in rates. Amortization of these amounts totaled $84 million in 1998.

Capacity Factor Performance Standard

At December 31, 1999, Detroit Edison had an accrual of $63 million for the Fermi 2 capacity factor performance standard disallowances that were expected to be imposed by the MPSC. As a result of the June 2000 Michigan restructuring legislation, this liability was reversed.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage and estimates that existing storage capacity will be sufficient until 2007, after the expansion of such storage capacity in 2001.

NOTE 5 — JOINTLY OWNED UTILITY PLANT

Detroit Edison’s portion of jointly owned utility plant at December 31, 2000 is as follows:

	Belle River	Ludington Pumped Storage

In-service date	1984-1985	1973

Ownership interest	*	49%

Investment (millions)	$1,030	$192

Accumulated depreciation (millions)	$436	$96

*	Detroit Edison’s ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 2000, 75% in facilities used in common with Unit No. 2.

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

NOTE 6 — INCOME TAXES

Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

	2000	1999	1998

Statutory income tax rate	35.0%	35.0%	35.0%

Deferred Fermi 2 depreciation and return	—	—	3.9

Investment tax credit	(2.2)	(1.9)	(2.5)

Depreciation	2.3	1.5	5.1

Removal costs	(5.0)	(2.3)	(1.9)

Alternate fuels credit	(27.1)	(21.3)	(13.1)

Other-net	(1.1)	0.1	(1.0)

Effective income tax rate	1.9%	11.1%	25.5%

Components of income tax expense were as follows:

	2000	1999	1998

		(Millions)
Current federal income tax expense	$138	$144	$143

Deferred federal income tax (benefit) expense	(118)	(73)	26

Investment tax credit	(11)	(11)	(15)

Total	$9	60	$154

Internal Revenue Code Section 29 provides a tax credit (alternate fuels credit) for qualified fuels produced and sold by a taxpayer to an unrelated person during the taxable year. The alternate fuels credit reduced current federal income tax expense $130 million, $116 million and $79 million for 2000, 1999 and 1998, respectively.

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2000	1999

	(Millions)
Property	$(1,212)	$(1,209)

Unamortized nuclear costs	(822)	(899)

Property taxes	(68)	(66)

Investment tax credit	90	96

Reacquired debt losses	(29)	(30)

Contributions in aid of construction	90	73

Other	88	51

	$(1,863)	$(1,984)

Deferred income tax liabilities	$(2,414)	$(2,463)

Deferred income tax assets	551	479

	$(1,863)	$(1,984)

Included in deferred income tax assets is an alternative minimum tax credit carry-forward of $125 million for 2000 and $50 million for 1999.

The federal income tax returns of the Company are settled through 1992. The Company believes that adequate provisions for federal income taxes have been made through December 31, 2000.

NOTE 7 — SHAREHOLDERS’ EQUITY

At December 31, 2000, the Company had 5 million shares of Cumulative Preferred Stock, without par value, authorized with no shares issued. At December 31, 2000, 1.5 million shares of preferred stock are reserved for issuance in accordance with the Shareholders Rights Agreement.

At December 31, 2000, Detroit Edison had 30 million shares of Cumulative Preference Stock of $1 par value and 6.75 million shares of Cumulative Preferred Stock of $100 par value authorized, with no shares issued.

In September 1997, the Board of Directors of the Company declared a dividend distribution of one right (Right) for each share of Company common stock outstanding. Under certain circumstances, each Right entitles the shareholder to purchase one one-hundredth of a share of Company Series A Junior Participating Preferred Stock at a price of $90. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company survives, each Right (other than those held by the acquirer) will entitle its holder to buy Company common stock having a value of $180 for $90. If the acquiring person or group acquires 10% or more of the Company common stock, and the Company does not survive, each Right (other than those held by the surviving or acquiring company) will entitle its holder to buy shares of common stock of the surviving or acquiring company having a value of $180 for $90. The Rights will expire on October 6, 2007, unless redeemed by the Company at $0.01 per Right at any time prior to an event that would permit the Rights to be exercised. The Company may amend the Rights agreement without the approval of the holders of the Rights Certificates, except that the redemption price may not be less than $0.01 per Right.

During the year ended December 31, 2000, the Company repurchased approximately 2.3 million shares at an aggregate cost of approximately $70 million, under a program that began in February 2000.

NOTE 8 — LONG-TERM DEBT

The Company’s long-term debt outstanding at December 31 was:

	2000	1999

	(Millions)
Mortgage Bonds

6.6% to 8.4% due 2001 to 2023	$1,564	$1,539

Remarketed Notes

6.0% to 7.4% due 2028 to 2034 (a)	410	410

6.2% and 7.1% due 2038	400	400

Tax Exempt Revenue Bonds

Secured by Mortgage Bonds

Installment Sales Contracts

6.6% due 2004 to 2024(b)	125	176

Loan Agreements

6.1% due 2008 to 2030(b)	882	831

Unsecured

Installment Sales Contracts

6.4% due 2004	24	24

Loan Agreements

3.9% due 2024 to 2030(a)	113	113

QUIDS

7.4% to 7.6% due 2026 to 2028	385	385

Non-Recourse Debt

7.8% due 2001 to 2009 (b)	247	330

Less amount due within one year	(233)	(270)

Total Long-Term Debt	$3,917	$3,938

(a)	Variable rate at December 31, 2000.

(b)	Weighted average interest rate at December 31, 2000.

In the years 2001 — 2005, the Company’s long-term debt maturities are $233 million, $275 million, $238 million, $64 million and $254 million, respectively.

Detroit Edison’s 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers a substantial portion of Detroit Edison’s properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 2000, approximately $4.2 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 7% on any such additional Mortgage Bonds. An additional $2.1 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 2000, $273 million of notes and bonds were subject to periodic remarketings within one year. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then Detroit Edison would be required to purchase any securities subject to a failed remarketing.

At December 31, 2000, the Company had letters of credit from a bank that allowed the Company to use approximately $45 million of cash previously classified as restricted on the Company’s balance sheet. There were no amounts drawn on these letters of credit at December 31, 2000.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At December 31, 2000, Detroit Edison had total short-term credit arrangements of approximately $517 million, under which $245 million was outstanding. At December 31, 1999, $162 million was outstanding. The weighted average interest rates for short-term borrowings at December 31, 2000 and 1999 were 6.6% and 6.9%, respectively.

Detroit Edison’s short-term credit arrangements included bank lines of credit of $201 million, all of which had commitment fees in lieu of compensating balances. Detroit Edison uses bank lines of credit and other credit facilities to support the issuance of commercial paper and bank loans. Detroit Edison had $45 million and $162 million of commercial paper outstanding at December 31, 2000 and 1999, respectively.

Detroit Edison’s short-term credit arrangements also included a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio under which $200 million was outstanding at December 31, 2000 and 1999, with a weighted average interest rate of 6.76% and 5.42%, respectively.

Detroit Edison has a nuclear fuel financing arrangement with Renaissance Energy Company (Renaissance), an unaffiliated company. Renaissance may issue commercial paper or borrow from participating banks on the basis of promissory notes. To the extent the maximum amount of funds available to Renaissance (currently $400 million) is not needed by Renaissance to purchase nuclear fuel, such funds may be loaned to Detroit Edison for general corporate purposes pursuant to a separate Loan Agreement. At

December 31, 2000, approximately $316 million was available to Detroit Edison under such Loan Agreement.

At December 31, 2000 and 1999, DTE Capital Corporation (DTE Capital), a wholly owned subsidiary of the Company, had $258 million and $25 million of commercial paper outstanding with a weighted average interest rate of 7.69% and 6.80%, respectively. A $400 million short-term credit arrangement, backed by a Support Agreement from the Company, provided credit support for this commercial paper.

During the first quarter of 2000, plans were announced to terminate DTE Capital’s operations. Subsequently, the Company assumed all of DTE Capital’s outstanding guarantees. The Company is authorized to issue up to $550 million of guarantees. At December 31, 2000, the Company had assumed and/or issued guarantees of various consolidated affiliate obligations of approximately $238 million.

NOTE 10 — LEASES

Future minimum lease payments under capital leases, consisting of nuclear fuel ($85 million computed on a projected units of production basis), lake vessels ($13 million), locomotives and coal cars ($142 million), office space ($9 million), and computers, vehicles and other equipment ($1 million) at December 31, 2000 are as follows:

(Millions)

					Remaining
2001	2002	2003	2004	2005	Years	Interest	Total

$54	$45	$30	$21	$14	$86	$(64)	$186

Future minimum lease payments for operating leases are as follows:

(Millions)

					Remaining
2001	2002	2003	2004	2005	Years	Total

$10	$10	$9	$9	$9	$45	$92

Rental expenses for both capital and operating leases were $116 million (including $38 million for nuclear fuel), $107 million (including $52 million for nuclear fuel) and $96 million (including $49 million for nuclear fuel) for 2000, 1999 and 1998, respectively.

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

NOTE 11 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

Trading Activities

DTE ET markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments, which include futures, exchange traded and over-the-counter options, and forward purchase and sale commitments.

Notional Amounts and Terms

The notional amounts and terms of DTE ET’s outstanding energy trading financial instruments at December 31, 2000 were:

	Fixed Price	Fixed Price	Maximum
	Payor	Receiver	Terms in Years

	(Thousand of MWh)
Electricity Commodities	1,116	1,933	1

At December 31, 2000, DTE ET also had sales and purchase commitments for physical delivery of electricity associated with contracts based on fixed prices totaling 810,578 net MWh purchased with terms extending up to 2 years.

Notional amounts reflect the volume of transactions, but do not necessarily represent the amounts exchanged by the parties to the energy commodity derivative instruments. Accordingly, notional amounts do not accurately measure DTE ET’s exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to DTE ET’s risk management needs.

Fair Values

The average fair values of DTE ET’s derivative financial assets and liabilities during 2000 were $109.4 million and $95.1 million, respectively, and during 1999 $28.7 million and $24.3 million, respectively. At December 31, 2000 and 1999, the fair values of the derivative financial assets and liabilities were $288.9 million and $279.9 million and, $66.6 million and $49.6 million, respectively. Net unrealized gains were $9.0 million and $17.0 million at December 31, 2000 and 1999, respectively.

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

Non-Trading Activities

The Company has entered into a series of forward-starting interest rate swaps and Treasury locks in order to limit its sensitivity to interest rate fluctuations associated with its anticipated issuance of long-term debt to be used to finance the proposed merger with MCN. The Company has designated these instruments as hedges. The Company expects to issue this debt subsequent to the proposed merger. The forward-starting swaps, which include notional amounts of $250 million and $450 million in five- and 10-year maturities, respectively, have a weighted average interest rate of 7.55% and 7.61%, respectively. The Treasury locks, which include notional amounts of $50 million and $150 million in 10- and 30-year maturities, respectively, have a weighted average interest rate of 6.01% and 6.26%, respectively. At December 31, 2000, the fair value of these derivative financial instruments indicated an unrealized loss of approximately $84 million. The unrealized loss is not reflected in the financial statements at December 31, 2000, but would be recognized as a deferred item upon issuance of the anticipated long-term debt. The deferred item would be amortized through interest expense over the life of the associated long-term debt as a yield adjustment.

PCI Enterprises Company (PCI), a wholly owned coal pulverizing subsidiary, entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of changes in interest rates on a portion of its variable rate non-recourse debt. The initial notional amount was $30 million. The notional amount outstanding at December 31, 2000 and 1999, was $22 million and $24 million, respectively, and will decline throughout the term of the loan based on amortization of principal amounts. PCI pays a fixed interest rate of 6.96% on the notional amount and receives a variable interest rate based on LIBOR. In 2000 and 1999, the average rate received was 6.48% and 5.28%, respectively. The net of interest received and interest paid on the swap is accrued as a component of interest expense in the current period.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, requires every derivative instrument to be recorded on the balance sheet as an asset or a liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.”

As of January 1, 2001, the Company adopted SFAS No. 133, as required. The cumulative effect of the adoption of SFAS No. 133 is expected to be an after-tax increase in net income of approximately $3.6 million, and an after-tax decrease in other comprehensive income of approximately $41.5 million. The adoption will also impact assets and liabilities recorded on the balance sheet. At January 1, 2001, the Company had the following types of derivative instruments: forward-starting swaps, Treasury locks, wholesale power contracts and an interest rate swap.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt and other instruments disclosed herein, approximates fair value. The estimated fair value of total long-term debt at December 31, 2000 and 1999 was $4.2 billion and $4 billion, respectively, compared to the carrying amount of $4.1 billion and $4.2 billion, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Commitments

Detroit Edison has outstanding purchase commitments of approximately $1,048 million at December 31, 2000, which includes, among other things, line construction and clearance costs and equipment purchases. The Company and Detroit Edison have also entered into long-term fuel supply commitments of approximately $1,005 million.

Detroit Edison has an Energy Purchase Agreement (Agreement) for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to net income of $149 million ($97 million after-tax) or $0.67 per share was recorded. The special charge included a reserve for steam purchase commitments from 1997 through 2008 and expenditures for closure of a portion of the steam heating system. The reserve for steam purchase commitments was recorded at its present value; therefore Detroit Edison is recording non-cash accretion expense through 2008. In addition, amortization of the reserve for steam purchase commitments is netted against losses on steam heating purchases recorded in fuel and purchased power expense. Purchases of steam and electricity were approximately $35 million, $35 million and $31 million for 2000, 1999 and 1998, respectively. Annual steam purchase commitments are approximately $38 million, $39 million, $40 million, $42 million and $43 million for 2001, 2002, 2003, 2004 and 2005, respectively.

In October 1995, the MPSC issued an order approving Detroit Edison’s six-year capacity and energy purchase agreement with Ontario Hydro. Ontario Hydro agreed to sell Detroit Edison 300 MW of capacity from mid-May through mid-September. This purchase offsets a concurrent agreement to lease approximately one-third of Detroit Edison’s Ludington 917 MW capacity to FirstEnergy for the same time period. The net economic effect of the Ludington lease and the Ontario Hydro purchase is an estimated reduction in expense of $74 million over the term of the agreement.

The EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call, giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. Detroit Edison has spent approximately $50 million and estimates that it will incur approximately $410 million of future capital expenditures over the next three years to comply. In March 2000, the U.S. Court of Appeals, D.C. Circuit ruled in favor of the EPA’s SIP call regulations. The new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals, but the U.S. Supreme Court has agreed to hear the appeal. Until the legal issues are resolved, it is impossible to predict the full impact of the new air quality standards. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred, in ratemaking, until after the expiration of the rate cap period, presently expected to end December 31, 2005.

Contingencies

The Company is involved in various legal proceedings, including environmental matters, of a nature considered normal to its business. The Company believes that such litigation and the matters discussed above will not have a material effect on its financial position and results of operations.

See Notes 3 and 4 for a discussion of contingencies related to Regulatory Matters and Fermi 2.

NOTE 13 — EMPLOYEE BENEFITS

Retirement Plan

Detroit Edison has a trusteed and non-contributory defined benefit retirement plan covering all eligible employees who have completed six months of service. The plan provides retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. Detroit Edison’s policy is to fund pension cost calculated under the projected unit credit actuarial cost method.

Net pension cost included the following components:

	2000	1999	1998

		(Millions)
Service cost – benefits earned during period	$35	$35	$31

Interest cost on projected benefit obligation	107	92	88

Expected return on Plan assets	(139)	(124)	(118)

Amortization of unrecognized prior service cost	10	5	5

Amortization of unrecognized net asset resulting from initial application	(4)	(4)	(4)

Net pension cost	$9	$4	$2

The following reconciles the funded status of the Plan to the amount recorded in the Consolidated Balance Sheet at December 31:

	2000	1999

	(Millions)
Projected benefit obligation at beginning of year	$1,457	$1,400

Service cost – benefits earned during period	35	35

Interest cost on projected benefit obligation	107	92

Net loss (gain)	21	(49)

Benefits paid to participants	(82)	(77)

Plan amendments	2	56

Projected benefit obligation at year-end	1,540	1,457

Fair value of Plan assets (primarily equity and debt securities) at beginning of year	1,585	1,416

Actual return on Plan assets	(87)	246

Benefits paid to participants	(82)	(77)

Fair value of Plan assets at year-end	1,416	1,585

	2000	1999

	(Millions)
Plan assets (less than) in excess of projected benefit obligation	(124)	128

Unrecognized net asset resulting from initial application	(7)	(11)

Unrecognized net loss (gain)	112	(136)

Unrecognized prior service cost	85	94

Asset recorded in the Consolidated Balance Sheet	$66	$75

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	2000	1999

Discount rate	7.5%	7.5%

Annual increase in future compensation levels	4.0	4.0

Expected long-term rate of return on Plan assets	9.5	9.5

The unrecognized net asset at the date of initial application is being amortized over approximately 15.4 years, which was the average remaining service period of employees at January 1, 1987.

There are several additional supplemental non-qualified, non-contributory, retirement benefit plans for certain management employees.

Savings and Investment Plans

Detroit Edison has voluntary defined contribution plans qualified under Section 401 (a) and (k) of the Internal Revenue Code for all eligible employees. Detroit Edison contributes up to 6% of base compensation for non-represented employees and up to 4% for represented employees. Matching contributions were $22 million, $21 million and $21 million for 2000, 1999 and 1998, respectively.

Other Postretirement Benefits

Detroit Edison provides certain postretirement health care and life insurance benefits for retired employees. Substantially all of Detroit Edison’s employees will become eligible for such benefits if they reach retirement age while working for Detroit Edison. These benefits are provided principally through insurance companies and other organizations.

Net other postretirement benefits cost included the following components:

	2000	1999	1998

		(Millions)
Service cost – benefits earned during period	$22	$23	$19

Interest cost on accumulated benefit obligation	48	41	38

Expected return on assets	(46)	(39)	(30)

Amortization of unrecognized transition obligation	20	21	21

Net other postretirement benefits cost	$44	$46	$48

The following reconciles the funded status to the amount recorded in the Consolidated Balance Sheet at December 31:

	2000	1999

	(Millions)
Postretirement benefit obligation at beginning of year	$607	$625

Service cost – benefits earned during period	22	23

Interest cost on accumulated benefit obligation	48	43

Benefit payments	(31)	(29)

Net loss (gain)	105	(55)

Postretirement benefit obligation at year-end	751	607

Fair value of assets (primarily equity and debt securities) at beginning of year	501	422

Detroit Edison contributions	23	26

Benefit payments	(9)	(8)

Actual return on assets	2	61

Fair value of assets at year-end	517	501

Postretirement benefit obligation in (excess) of assets	(234)	(106)

Unrecognized transition obligation	246	267

Unrecognized net loss (gain)	44	(105)

Asset recorded in the Consolidated Balance Sheet	$56	$56

Assumptions used in determining the postretirement benefit obligation at December 31 were as follows:

	2000	1999

Discount rate	7.5%	7.5%

Annual increase in future compensation levels	4.0	4.0

Expected long-term rate of return on assets	9.0	9.0

Benefit costs were calculated assuming health care cost trend rates beginning at 9.2% for 2001 and decreasing to 5% in 2008 and thereafter for persons under age 65 and decreasing from 9.8% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the aggregate of the service cost and interest cost components of benefit costs by $12.6 million and would have increased the accumulated benefit obligation by $96.4 million at December 31, 2000. A one-percentage-point decrease in the health care cost trend rates would have decreased the aggregate of the service cost and interest cost components of benefit costs by $10.1 million and would have decreased the accumulated benefit obligation by $78.9 million at December 31, 2000.

NOTE 14 – STOCK-BASED COMPENSATION

The Company adopted a Long-Term Incentive Plan (LTIP) in 1995. Under the LTIP, certain key employees may be granted restricted common stock, stock options, stock appreciation rights, performance shares and performance units. Common stock granted under the LTIP may not exceed 7.2 million shares. Performance units (which have a face amount of $1) granted under the LTIP may not exceed 25 million in the aggregate. As of December 31, 2000, no stock appreciation rights or performance units have been granted under the LTIP.

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

	2000	1999	1998

Restricted common shares awarded	29,565	99,500	74,000

Weighted average market price of shares awarded	$32.00	$40.99	$38.77

Compensation cost charged against income (thousands)	$1,130	$945	$976

Effective February 22, 2000, under the LTIP, the Company’s Special Committee on Compensation (the “Committee”) granted performance share awards. The performance share award includes a target award established by the Committee that when paid, can equal a multiple from zero to two times the recipients target award, based on the Company’s performance as compared against the goals established by the Committee on February 22, 2000, for the four fiscal year cycle that began on January 1, 2000. The four performance goals established by the Committee with respect to this grant are based on: 1) the Company’s four-year total shareholder return compared to the Dow Jones Electric Utility Industry Group; 2) the Company’s four-year earnings per share growth; 3) the Company’s four-year employee satisfaction goal; and 4) the Company’s four-year Institute of Nuclear Power Operations goal. During the applicable restriction period, the recipient of a performance share award has no rights as a shareholder until and to the extent that the performance share award is earned and common stock is actually distributed to the recipient. However, recipients will be paid an amount equal to the dividend equivalent on such shares as dividends are paid. Performance share awards are nontransferable and are subject to risk of forfeiture. As of December 31, 2000, there were 125,750 performance share awards outstanding.

Stock options were also issued under the LTIP. Usually options are exercisable at a rate of 25% per year during the four years following the date of grant. However in 2000, more than 97% of the 2,018,400 options granted vest 50%, 20%, 20% and 10% over a four-year period. The options will expire 10 years after the date of the grant. The option exercise price equals the fair market value of the stock on the date that the option was granted. Stock option activity was as follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Outstanding at January 1, 1998	310,500	28.50

Granted	319,500	38.38

Exercised	(22,625)	28.50

Outstanding at December 31, 1998 (58,750 exercisable)	607,375	33.70

Granted	428,000	41.30

Exercised	(11,675)	30.99

Canceled	(24,625)	31.96

Outstanding at December 31, 1999 (194,371 exercisable)	999,075	37.03

Granted	2,018,400	32.10

Exercised	(10,750)	28.50

Canceled	(29,500)	41.14

Outstanding at December 31, 2000 (442,431 exercisable at a weighted average exercise price of $34.72)	2,977,225	33.68

The range of exercise prices for options outstanding at December 31, 2000, was $28.50 to $43.85. The number, weighted average exercise price and weighted average remaining contractual life of options outstanding was as follows:

			Weighted Average
Range of Exercise		Weighted Average	Remaining
Prices	Number of Options	Exercise Price	Contractual Life

$28.50 - $34.75	2,260,475	$31.65	8.8 years

$38.04 - $43.85	716,750	$40.11	7.9 years

	2,977,225	$33.68	8.6 years

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recorded for options granted. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has determined the pro forma information as if it had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a modified Black/Scholes option pricing model — American style and the following weighted average assumptions:

	2000	1999	1998

Risk-free interest rate	6.57%	5.64%	5.84%

Dividend yield	6.48%	4.95%	5.39%

Expected volatility	18.51%	17.28%	17.48%

Expected life	10 years	10 years	10 years

Fair value per option	$5.19	$7.18	$6.43

The pro forma effect of these options would be to reduce pretax income by $2,725,000, $1,289,000, and $695,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and to reduce earnings per share by $0.02 and $0.01 for the years ended December 31, 2000 and 1999, respectively. There was no pro forma effect on earnings per share for the year ended December 31, 1998.

NOTE 15 — SEGMENT AND RELATED INFORMATION

The Company’s reportable business segments are its electric utility, Detroit Edison, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in a 7,600-square-mile area in Southeastern Michigan, its energy trading company, and energy services business, which develops and manages energy-related projects and services primarily concentrated in the steel industry. All Other includes businesses involved in new energy technologies. Inter-segment revenues are not material. Income taxes are allocated based on inter-company tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

					Reconciliations
	Electric	Energy	Energy	All	and
	Utility	Trading	Services	Other	Eliminations	Consolidated

2000	(Millions)

Operating revenues	$4,129	$985	$472	$92	$(81)	$5,597

Depreciation and amortization	719	—	34	5	—	758

Interest expense	277	—	30	4	25	336

Income tax expense (benefit)	172	5	(141)	(18)	(9)	9

Net income (loss)	411	10	109	(35)	(27)	468

Total assets	10,986	468	942	268	(2)	12,662

Capital expenditures	587	—	100	62	—	749

1999	(Millions)

Operating revenues	$4,047	$251	$418	$39	$(27)	$4,728

Depreciation and amortization	703	—	31	1	—	735

Interest expense	284	—	38	1	17	340

Income tax expense (benefit)	211	5	(132)	(12)	(12)	60

Net income (loss)	434	8	84	(23)	(20)	483

Total assets	11,051	109	945	175	36	12,316

Capital expenditures	638	—	95	35	—	768

1998	(Millions)

Operating revenues	$3,902	$42	$271	$12	$(6)	$4,221

Depreciation and amortization	643	—	18	—	—	661

Interest expense	277	—	33	—	9	319

Income tax expense (benefit)	260	(4)	(92)	(5)	(5)	154

Net income (loss)	412	(7)	55	(6)	(11)	443

Total assets	10,987	31	864	75	131	12,088

Capital expenditures	548	—	433	16	—	997

NOTE 16 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2000 Quarter Ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(Millions, except per share amounts)
Operating Revenues	$1,182	$1,428	$1,547	$1,440

Operating Income	215	203	172	240

Net Income	117	108	104	139

Earnings Per Common Share	0.81	0.76	0.73	0.97

	1999 Quarter Ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

	(Millions, except per share amounts)
Operating Revenues	$1,024	$1,150	$1,440	$1,114

Operating Income	215	211	281	194

Net Income	115	110	161	97

Earnings Per Common Share	0.79	0.76	1.11	0.67

NOTE 17 — SUBSEQUENT EVENTS (UNAUDITED)

As discussed in Note 2, in October 1999, the Company entered into a definitive merger agreement with MCN. On February 28, 2001, the Company and MCN announced a revised merger agreement that provides that the Company will acquire all outstanding shares of MCN for $24.00 per share in cash or 0.715 shares of Company common stock for each share of MCN common stock. As provided for in the original agreement, certain allocation and proration procedures will be used to ensure that the aggregate number of shares of MCN common stock that will be converted into cash and the Company’s common stock will be equal to 55% and 45%, respectively, of the total number of shares of MCN common stock outstanding immediately prior to the proposed merger. The value of the revised transaction is approximately $4.27 billion, including the assumption of approximately $2 billion of MCN’s debt.

The revised agreement extends the expiration date of the agreement from April 15, 2001 to December 31, 2001 to allow sufficient time to obtain the necessary approvals as well as MCN shareholder approval of the revised agreement. The boards of directors of DTE and MCN have approved the revised merger agreement. DTE and MCN now estimate that all required approvals can be obtained and the merger can be completed within four to five months.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Items 10, 11, 12 and 13

Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Common Shareholders to be held April 25, 2001, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

Annual Report on Form 10-K for The Detroit Edison Company
PART I

Item 1 — Business.

See the Company’s “Item 1 — Business” which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Present
			Position
Name	Age(a)	Present Position	Held Since

Anthony F. Earley, Jr.	51	Chairman of the Board, Chief Executive Officer,	8-1-98

		President, Chief Operating Officer

Larry G. Garberding	62	Executive Vice President and Chief Financial Officer	8-1-90

Gerard M. Anderson	42	President and Chief Operating Officer – DTE Energy	8-1-98

		Resources

Robert J. Buckler	51	President and Chief Operating Officer – DTE Energy	8-1-98

		Distribution

Daniel G. Brudzynski	40	Controller	4-28-99

Michael E. Champley	52	Senior Vice President	4-1-97

Douglas R. Gipson	53	Executive Vice President and Chief Nuclear Officer	5-18-00

S. Martin Taylor	60	Senior Vice President	4-28-99

Susan M. Beale	52	Vice President and Corporate Secretary	3-27-95

Ron A. May	49	Vice President	8-1-98

David E. Meador	43	Senior Vice President and Treasurer	5-15-00

Sandra J. Miller	57	Vice President	3-30-98

Michael C. Porter	47	Vice President	9-15-97

William R. Roller	55	Vice President	4-28-97

(a)	As of December 31, 2000

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

In February 2000, Ricci, et al v. Detroit Edison was filed in the U.S. Federal District Court for the Eastern District of Michigan. The complaint alleges that Detroit Edison employees formerly employed by contractors of Detroit Edison should be treated as if they are entitled to various retirement benefits under ERISA and other benefits that have been available to Detroit Edison employees. The complaint also seeks class action certification. Detroit Edison believes this matter is without merit.

In September 2000, an order was entered in Coch, et al v. Detroit Edison (Circuit Court for Wayne County, Michigan), a lawsuit involving employment-related claims of discrimination, denying plaintiffs’ motion for class certification. An appeal of this motion has been filed.

In February 2001, plaintiffs in Lotharp, et al v. Detroit Edison (Circuit Court for Wayne County, Michigan), an action claiming race/ethnic and gender-based discrimination in Detroit Edison’s employment testing programs, withdrew their lawsuit.

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

Item 6 — Selected Financial Data.

	Year Ended December 31

	2000	1999	1998	1997	1996

			(Millions)
Operating Revenues	$4,129	$4,047	$3,902	$3,657	$3,642

Net Income	$411	$434	$418	$417	$328

Net Income Available for Common Stock	$411	$434	$412	$405	$312

At year end:

Total Assets	$10,986	$11,051	$10,987	$10,745	$10,874

Long-Term Debt

Obligations (including capital leases) and Redeemable

Preferred and Preference Stock Outstanding	$3,445	$3,398	$3,588	$3,812	$4,000

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See the Company’s and Detroit Edison’s “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated herein by this reference.

Item 8 — Financial Statements and Supplementary Data.

See pages 28 through 71 (except for Notes 6, 8, 11 and 16 below).

NOTE 6 — INCOME TAXES

Total income tax expense as a percent of income before tax varies from the statutory federal income tax rate for the following reasons:

	2000	1999	1998

Statutory income tax rate	35.0%	35.0%	35.0%

Deferred Fermi 2 depreciation and return	—	—	3.5

Investment tax credit	(1.8)	(1.6)	(2.1)

Depreciation	1.9	1.2	4.5

Removal costs	(4.1)	(1.9)	(1.7)

Other-net	(1.5)	—	(0.9)

Effective income tax rate	29.5%	32.7%	38.3%

Components of income tax expense are as follows:

	2000	1999	1998

		(Millions)
Current federal tax expense	$245	$282	$280

Deferred federal tax benefit — net	(62)	(60)	(5)

Investment tax credits	(11)	(11)	(15)

Total	$172	$211	$260

Deferred income tax assets (liabilities) are comprised of the following at December 31:

	2000	1999

	(Millions)
Property	$(1,199)	$(1,197)

Unamortized nuclear costs	(822)	(899)

Property taxes	(68)	(66)

Investment tax credit	90	96

Reacquired debt losses	(29)	(30)

Contributions in aid of construction	90	73

Other	67	83

	$(1,871)	$(1,940)

Deferred income tax liabilities	$(2,293)	$(2,372)

Deferred income tax assets	422	432

	$(1,871)	$(1,940)

NOTE 8 — LONG-TERM DEBT

Long-term debt outstanding at December 31 was:

	2000	1999

	(Millions)
Mortgage Bonds

6.6% to 8.4% due 2001 to 2023	$1,564	$1,539

Remarketed Notes

6.0% to 7.4% due 2028 to 2034 (a)	410	410

Tax Exempt Revenue Bonds

Secured by Mortgage Bonds

Installment Sales Contracts

6.6% due 2004 to 2024 (b)	125	176

Loan Agreements

6.1% due 2008 to 2030 (b)	882	831

Unsecured

Installment Sales Contracts

6.4% due 2004	24	24

Loan Agreements

3.9% due 2024 to 2030 (a)	113	113

QUIDS

7.4% to 7.6% due 2026 to 2028	385	385

Less amount due within one year	(159)	(194)

Total Long-Term Debt	$3,344	$3,284

(a)	Variable rate at December 31, 2000.

(b)	Weighted average interest rate at December 31, 2000.

In the years 2001 – 2005, Detroit Edison’s long-term debt maturities are $159, $198, $199, $49 and $239 million, respectively.

Detroit Edison’s 1924 Mortgage and Deed of Trust (Mortgage), the lien of which covers a substantial portion of Detroit Edison’s properties, provides for the issuance of additional General and Refunding Mortgage Bonds (Mortgage Bonds). At December 31, 2000, approximately $4.2 billion principal amount of Mortgage Bonds could have been issued on the basis of property additions, combined with an earnings test provision, assuming an interest rate of 7% on any such additional Mortgage Bonds. An additional $2.1 billion principal amount of Mortgage Bonds could have been issued on the basis of bond retirements.

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

At December 31, 2000, $273 million of notes and bonds were subject to periodic remarketings within one year. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then Detroit Edison would be required to purchase any bonds subject to a failed remarketing.

NOTE 11 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

As of January 1, 2001, Detroit Edison adopted SFAS No. 133, as required. The cumulative effect of the adoption of SFAS No. 133 is expected to be an after-tax decrease in net income of approximately $2.6 million and an after-tax increase in other comprehensive income of approximately $13.5 million, respectively. The adoption will also impact assets and liabilities recorded on the balance sheet. At January 1, 2001, Detroit Edison’s derivative instruments included wholesale power contracts.

NOTE 16 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2000 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

		(Millions)
Operating Revenues	$949	$1,071	$1,109	$1,000

Operating Income	223	214	167	269

Net Income	97	91	76	147

	1999 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31

		(Millions)
Operating Revenues	$911	$1,006	$1,211	$919

Operating Income	224	225	286	200

Net Income	104	107	138	85

Item —9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

PART IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 - Financial Statements and Supplementary Data” on page 28.

(2)	Financial statement schedules. See “Item 8 - Financial Statements and Supplementary Data” on page 28.

(3)	Exhibits (*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of this report).

(i)	Exhibits filed herewith

Exhibit
Number

2-2	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999, as amended as of November 12, 1999, as further amended as of February 28, 2001.

4-211	Supplemental Indenture, dated as of December 1, 1989, creating the Series KKP No. 11 and BP General and Refunding Mortgage Bonds

4-212	Supplemental Indenture, dated as of February 15, 1990 creating the 1990 Series A, B, C, D, E, and F General and Refunding Mortgage Bonds.

4-213	Supplemental Indenture, dated as of November 30, 1992, creating the 1992 Series E General and Refunding Mortgage Bonds.

4-214	Supplemental Indenture, dated as of April 1, 1993, creating the 1993 Series FP and IP General and Refunding Mortgage Bonds.

4-215	Supplemental Indenture, dated as of April 26, 1993, creating the 1993 Series G General and Refunding Mortgage bonds and Amendment of Article II, Section 5.

4-216	Supplemental Indenture, dated as of June 30, 1993, creating the Series AP General and Refunding Mortgage Bonds.

4-217	Supplemental Indenture, dated as of September 15, 1993, creating the 1993 Series K General and Refunding Mortgage Bonds.

4-218	Supplemental Indenture, dated as of June 15, 1994, creating the 1994 Series BP General and Refunding Mortgage Bonds.

4-219	Supplemental Indenture, dated as of August 15, 1994, creating the 1994 Series C General and Refunding Mortgage Bonds.

4-220	Supplemental Indenture, dated as of December 1, 1994, creating the Series KKP No. 15 and DP General and Refunding Mortgage Bonds.

4-221	Supplemental Indenture, dated as of August 1, 1995, creating the 1995 Series A and DP General and Refunding Mortgage Bonds.

10-40*	Form of Indemnification Agreement between Detroit Edison and its officers.

11-21	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-28	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-29	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

21-5	Subsidiaries of the Company and Detroit Edison.

23-14	Consent of Deloitte & Touche LLP.

99-38	Fourth Amended and Restated Credit Agreement, Dated as of January 16, 2001 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische and as Co-Agents.

99-39	Order, dated January 4, 2001, of the Michigan Public Service Commission in U-12478.

(ii) Exhibits incorporated herein by reference.

2-1	-	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999. Exhibit 2-1 10 Form 10-K for year ended December 21, 2000.

3(a)	-	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997)

3(b)	-	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c)	-	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d)	-	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e)	-	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f)	-	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g)	-	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h)	-	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i)	-	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a)	-	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2- 61643

June 30, 1982	Exhibit 4-30 to Registration No. 2-78941

August 15, 1982	Exhibit 4-32 to Registration No. 2- 79674

April 1, 1991	Exhibit 4-15 to Form 10-K for year ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for quarter ended March 31, 1998

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

May 31, 1993	Exhibit 4-148 to Registration No. 33- 64296

March 1, 1994	Exhibit 4-163 to Registration No. 33- 53207

August 1, 1995	Exhibit 4-174 to Form 10-Q for quarter ended September 30, 1995

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 2000.

April 15, 2000	Exhibit 4-206 to Form 10-Q for the quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for the quarter ended September 30, 2000.

4(b)	-	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c)	-	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d)	-	First Amendment, dated as of July 17, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-209 to Form 10-Q for the quarter ended September 30, 2000.)

4(e)	-	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(f)	-	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(g)	-	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(h)	-	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4(i)	-	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-207 to Form 10-Q for quarter ended March 31, 2000.

4(j)	-	$60,000,000 Support Agreement dated as of January 21, 1998 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-183 to Form 10-K for year ended December 31, 1997.)

4(k)	-	$100,000,000 Support Agreement, dated as of June 16, 1998, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-194 to Form 10-Q for quarter ended June 30, 1998.)

4(l)	-	$300,000,000 Support Agreement, dated as of November 18, 1998, between DTE Energy and DTE Capital Corporation. (Exhibit 4-199 to Form 10-K for year ended December 31, 1998.)

4(m)	-	$400,000,000 Support Agreement, dated as of January 19, 1999, between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-201 to Form 10-K for year ended December 31, 1998.)

4(n)	-	$40,000,000 Support Agreement, dated as of February 24, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-202 to Form 10-Q for quarter ended March 31, 1999.)

4(o)	-	$50,000,000 Support Agreement, dated as of June 10, 1999 between DTE Energy Company and DTE Capital Corporation. (Exhibit 4-203 to Form 10-Q for quarter ended June 30, 1999.)

4(p)	-	Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee. (Exhibit 4-196 to Form 10-Q for quarter ended June 30, 1998.)

4(q)	-	First Supplemental Indenture, dated as of June 15, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $100,000,000 Remarketed Notes, Series A due 2038, including form of Note. (Exhibit 4-197 to Form 10-Q for quarter ended June 30, 1998.)

4(r)	-	Second Supplemental Indenture, dated as of November 1, 1998, between DTE Capital Corporation and The Bank of New York, as Trustee, creating the $300,000,000 Remarketed Notes, 1998 Series B, including form of Note. (Exhibit 4-200 to Form 10-K for year ended December 31, 1998.)

*10(a)	-	Certain arrangements pertaining to the employment of Michael C. Porter. (Exhibit 10-8* to Form 10-Q for Quarter ended September 30, 1997.)

*10(b)	-	Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and its officers (Exhibit 10-9* to Form 10-Q for quarter ended September 30, 1997.)

*10(c)	-	Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-B dated January 2, 1996).

*10(d)	-	Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit Edison’s Form 10-Q for quarter ended March 31, 1998.)

*10(e)	-	Amended and Restated Post-Employment Income Agreement dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(f)	-	Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998.)

*10(g)	-	Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998). Exhibit 10-19* for quarter ended March 31, 1998.)

*10(h)	-	Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23* to Form 10-Q for quarter ended March 31, 1998).

*10(i)	-	Form of Indemnification Agreement, between Detroit Edison and employee directors (Exhibit 10-24* to Form 10-Q for quarter ended March 3, 1998).

*10(j)	-	Form of Indemnification Agreement between Detroit Edison and its directors (Exhibit 10-25* to Form 10-Q for quarter ended March 31, 1998).

*10(k)	-	Long-Term Incentive Plan as amended through February 22, 2000 (Exhibit 10-26 to Form 10-Q for quarter ended March 31, 2000).

10(l)	-	2000 Long-Term Incentive Plan Measures (Exhibit 10-137* to Form 10-Q for the quarter ended March 31, 2000.)

*10(m)	-	2000 Executive Incentive Plan Measures (Exhibit 10-35* to Form 10-Q for quarter ended March 31, 2000.)

*10(n)	-	1999 Shareholder Value Improvement Plans-A Measures (Exhibit 10-32* to Form 10-Q for quarter ended March 31, 1999.)

*10(o)	-	Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October 1997). (Exhibit 10-11* to Form 10-K for year ended December 31, 1997.)

*10(p)	-	The Detroit Edison Company Key Employee Deferred Compensation Plan (October 1997). (Exhibit 10-12* to Form 10-K for year ended December 31, 1997.)

*10(q)	-	Amended and Restated Executive Incentive Plan. (Exhibit 10-35* to Form 10-Q for the quarter ended March 31, 2000.)

*10(r)	-	Detroit Edison Company Shareholder Value Improvement Plan (October 1997). (Exhibit 10-15* to Form 10-K for year ended December 31, 1997.)

*10(s)	-	Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16* to Form 10-K for year ended December 31, 1997.)

*10(t)	-	Certain arrangements pertaining to the employment of David E. Meador (Exhibit 10-5 to Form 10-K for year ended December 31, 1997.)

*10(u)	-	Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997. (Exhibit *10-4 to form 10-K for year ended December 31, 1996.)

*10(v)	-	Fourth Restatement of the Retirement Reparation Plan for Certain Employees of The Detroit Edison Company (October 1997). Exhibit *10-10 to Form 10-K for year ended December 31, 1997.)

*10(w)	-	Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998). (Exhibit 10-27* to Form 10-K for year ended December 31, 1998.)

*10(x)	-	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (As Amended and Restated Effective As of January 1, 1999). (Exhibit 10-29* to Form 10-K for year ended December 31, 1998.)

*10(y)	-	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999. (Exhibit 10-30* to Form 10-K for year ended December 31, 1998.)

*10(z)	-	DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998). (Exhibit 10-31 to Form 10-K for year ended December 31, 1998.)

*10(aa)		Certain arrangement pertaining to the employment of Theodore J. Vogel (Exhibit 10-38 to Form 10-Q for the quarter ended March 31, 2000.)

*10(bb)		Certain arrangement pertaining to the employment of Eric H. Peterson (Exhibit 10-39 to Form 10-Q for the quarter ended September 30, 2000.

99(a)	-	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b)	-	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c)	-	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d)	-	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e)	-	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f)	-	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g)	-	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h)	-	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i)	-	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j)	-	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k)	-	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l)	-	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m)	-	Eighth Amendment, dated as of August 24, 2000, to the $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-36 to Form 10-Q for the quarter ended September 30, 2000.)

99(n)	-	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(o)	-	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(p)	-	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(q)	-	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(r)	-	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(s)	-	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(t)	-	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(u)	-	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(v)	-	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(w)	-	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Bank One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.)

99(x)		Amendment, dated October 24, 2000, to the Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the banks party thereto, and Barclay’s Bank PLC, as Administrative Agent. (Exhibit 24-208 to Form 10-Q for the quarter ended September 30, 2000.)

99(y)	-	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 999-26 to Form 10-Q for quarter ended September 30, 1997.)

99(z)	-	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings & Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

99(aa)	-	First Amendment, effective as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(bb)	-	Second Amendment, effective as of February 1, 1995 to Master Trust (Exhibit 4-11 to Registration No. 333-00023).

99(cc)	-	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(dd)	-	Fourth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (July 1996). Exhibit 4-185 to Form 10-K for year ended December 31, 1997.)

99(ee)	-	Fifth Amendment to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997). Exhibit 4-186 to Form 10-K for the year ended December 31, 1997.)

99(ff)	-	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for year ended December 31, 1996).

99(gg)	-	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31,1996).

99(hh)	-	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

99(ii)	-	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

99(jj)	-	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996.

99(kk)	-	The Detroit Edison Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

99(ll)	-	DTE Energy Company Irrevocable Grantor Trust for The DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

99(mm)	-	Order, dated November 2, 2000, of the Michigan Public Service Commission in U-12478.)

(b)	DTE and Detroit Edison have filed:

(i)	Report on Form 8-K, dated November 7, 2000, discussing the Michigan Public Service Commission’s November 2, 2000 Securitization Order;

(ii)	Report on Form 8-K, dated November 22, 2000, discussing Detroit Edison’s Petition for Rehearing with respect to the November 2, 2000 Michigan Public Service Commission Order; and

(iii)	Report on Form 8-K, dated December 7, 2000, reporting that Detroit Edison had transferred its transmission assets to a wholly owned subsidiary of Detroit Edison.

(c)	*Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.

DTE ENERGY COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance						Balance
	at Beginning	Charged to	Charged to				at End
	of	Costs and	Other				of
Description	Period	Expenses	Accounts		Deductions		Period

		(Thousands)
Allowance for

uncollectible accounts (shown as deduction from accounts receivable in balance sheet)

YEAR 2000	$21,000	$18,219	$3,677	(a)	$(21,896	)(b)	$21,000

1999	$20,000	$21,363	$3,357	(a)	$(23,720	)(b)	$21,000

1998	$20,000	$23,216	$2,789	(a)	$(26,005	)(b)	$20,000

Fermi 2 refueling outage accrual

(included in other current liabilities in the balance sheet)

YEAR 2000	$18,221	$14,002	$—		$(22,434	)(c)	$9,789

1999	$3,156	$15,065	$—		$—		$18,221

1998	$15,690	$15,468	$—		$(28,002	)(c)	$3,156

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

(c)	Actual amounts paid during refueling outage.

THE DETROIT EDISON COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance						Balance
	at Beginning	Charged to	Charged to				at End
	of	Costs and	Other				of
Description	Period	Expenses	Accounts		Deductions		Period

		(Thousands)
Allowance for

uncollectible accounts (shown as deduction from accounts receivable in balance sheet)

YEAR 2000	$20,000	$18,219	$3,677	(a)	$(21,896	)(b)	$20,000

1999	$20,000	$20,363	$3,357	(a)	$(23,720	)(b)	$20,000

1998	$20,000	$23,216	$2,789	(a)	$(26,005	)(b)	$20,000

Fermi 2 refueling outage accrual

(included in other current liabilities in the balance sheet)

YEAR 2000	$18,221	$14,002	$—		$(22,434	)(c)	$9,789

1999	$3,156	$15,065	$—		$—		$18,221

1998	$15,690	$15,468	$—		$(28,002	)(c)	$3,156

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

(c)	Actual amounts paid during the refueling outage.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
By /s/ ANTHONY F. EARLEY, JR. By Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	By /s/ LARRY G. GARBERDING Larry G. Garberding Executive Vice President, Chief Financial Officer and Director
By /s/ DAVID E. MEADOR David E. Meador Senior Vice President and Treasurer	By /s/ TERENCE E. ADDERLEY Terence E. Adderley, Director
By /s/ LILLIAN BAUDER Lillian Bauder, Director	By /s/ DAVID BING David Bing, Director
By /s/ WILLIAM C. BROOKS William C. Brooks, Director	By /s/ ALLAN D. GILMOUR Allan D. Gilmour, Director
By /s/ THEODORE S. LEIPPRANDT Theodore S. Leipprandt, Director	By /s/JOHN E. LOBBIA John E. Lobbia, Director
By /s/ EUGENE A. MILLER Eugene A. Miller, Director
By /s/ CHARLES W. PRYOR, JR.
By Charles W. Pryor, Jr., Director

Date: March 1, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DETROIT EDISON COMPANY (Registrant)
By /s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
By /s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	By /s/ LARRY G. GARBERDING Larry G. Garberding Executive Vice President, Chief Financial Officer and Director
By /s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Controller	By /s/ TERENCE E. ADDERLEY Terence E. Adderley, Director
By /s/ LILLIAN BAUDER Lillian Bauder, Director	By /s/ DAVID BING David Bing, Director
By /s/ WILLIAM C. BROOKS William C. Brooks, Director	By /s/ ALLAN D. GILMOUR Allan D. Gilmour, Director
By /s/ THEODORE S. LEIPPRANDT Theodore S. Leipprandt, Director	By /s/JOHN E. LOBBIA John E. Lobbia, Director
By /s/ EUGENE A. MILLER Eugene A. Miller, Director
By /s/ CHARLES W. PRYOR, JR. Charles W. Pryor, Jr., Director

Date: March 1, 2001

Exhibit Index

Exhibit
Number

2-2	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999, as amended as of November 12, 1999, as further amended as of February 28, 2001.

4-211	Supplemental Indenture, dated as of December 1, 1989, creating the Series KKP No. 11 and BP General and Refunding Mortgage Bonds

4-212	Supplemental Indenture, dated as of February 15, 1990 creating the 1990 Series A, B, C, D, E, and F General and Refunding Mortgage Bonds.

4-213	Supplemental Indenture, dated as of November 30, 1992, creating the 1992 Series E General and Refunding Mortgage Bonds.

4-214	Supplemental Indenture, dated as of April 1, 1993, creating the 1993 Series FP and IP General and Refunding Mortgage Bonds.

4-215	Supplemental Indenture, dated as of April 26, 1993, creating the 1993 Series G General and Refunding Mortgage bonds and Amendment of Article II, Section 5.

4-216	Supplemental Indenture, dated as of June 30, 1993, creating the Series AP General and Refunding Mortgage Bonds.

4-217	Supplemental Indenture, dated as of September 15, 1993, creating the 1993 Series K General and Refunding Mortgage Bonds.

4-218	Supplemental Indenture, dated as of June 15, 1994, creating the 1994 Series BP General and Refunding Mortgage Bonds.

4-219	Supplemental Indenture, dated as of August 15, 1994, creating the 1994 Series C General and Refunding Mortgage Bonds.

4-220	Supplemental Indenture, dated as of December 1, 1994, creating the Series KKP No. 15 and DP General and Refunding Mortgage Bonds.

4-221	Supplemental Indenture, dated as of August 1, 1995, creating the 1995 Series A and DP General and Refunding Mortgage Bonds.

10-40*	Form of Indemnification Agreement between Detroit Edison and its officers.

11-21	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-28	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-29	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

21-5	Subsidiaries of the Company and Detroit Edison.

23-14	Consent of Deloitte & Touche LLP.

99-38	Fourth Amended and Restated Credit Agreement, Dated as of January 16, 2001 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische and as Co-Agents.

99-39	Order, dated January 4, 2001, of the Michigan Public Service Commission in U-12478.

*	Denotes management contract or compensatory plan or arrangement required to be entered as an exhibit to this report.