Form 10-Q
period 2001-03-31
DTE ENERGY CO; DETROIT EDISON CO
filed 2001-05-11
CIK 936340, 28385

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

Registrants; State of
Commission	Incorporation; Address; and	I.R.S. Employer
File Number	Telephone Number	Identification No.

1-11607	DTE Energy Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	The Detroit Edison Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-8000	38-0478650

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.                    Yes              No

At April 30, 2001, 135,803,708 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DEFINITIONS
QUARTERLY REPORT ON FORM 10-Q FOR DTE ENERGY COMPANY
PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II - OTHER INFORMATION
ITEM 5 - OTHER INFORMATION.
QUARTERLY REPORT ON FORM 10-Q FOR THE DETROIT EDISON COMPANY
PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS.
ITEM 5 - OTHER INFORMATION.
QUARTERLY REPORTS ON FORM 10-Q FOR DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE PAGE TO DTE ENERGY COMPANY QUARTERLY REPORT ON FORM 10-Q
SIGNATURES
Supplemental Indenture, dated March 15, 2001
First Supplemental Indenture, dated April 9, 2001
Second Supplemental Indenture, dated April 9, 2001
Third Supplemental Indenture, dated April 9, 2001
Executive Vehicle Plan
Securitization Property Sale Agreement, 03/09/01
2001 Stock Incentive Plan
Annual Incentive Plan
Basic and Diluted Earnings Per Share of Common Stk
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Fixed Charges
Awareness Letter of Deloitte & Touche LLP
Assignment and Assumption Agreement, April 9, 2001
Inter-Creditor Agreement, dated March 9, 2001
Amendment to Trade Receivables Purchase and Sale
Amended and Restated Trade Receivables Purchase

DTE ENERGY COMPANY
and
THE DETROIT EDISON COMPANY
FORM 10-Q
For The Quarter Ended March 31, 2001

This document contains the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2001 for each of DTE Energy Company and The Detroit Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, The Detroit Edison Company makes no representation as to information relating to any other companies affiliated with DTE Energy Company.

DEFINITIONS

Annual Report	2000 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company or The Detroit Edison Company, as the case may be

Annual Report Notes
Notes to Consolidated Financial Statements appearing on pages 41 through 71 and 76 through 78 of the 2000 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company and The Detroit Edison Company, as the case may be

ABATE	Association of Businesses Advocating Tariff Equity

Company	DTE Energy Company and Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

DTE Capital	DTE Capital Corporation (a wholly owned subsidiary of DTE Energy Company)

Electric Choice	Electric customer access to competitive generation resources

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN	MCN Energy Group Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Condensed Consolidated Financial Statements (Unaudited) appearing herein

PSCR	Power Supply Cost Recovery

Registrant	Company or Detroit Edison, as the case may be

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

DTE Energy Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	Three Months Ended
	March 31

	2001	2000

Operating Revenues	$1,842	$1,182

Operating Expenses

Fuel and purchased power	948	344

Operation and maintenance	385	355

Depreciation and amortization	184	192

Taxes other than income	81	76

Total Operating Expenses	1,598	967

Operating Income	244	215

Interest Expense and Other

Interest expense	91	83

Other — net	(1)	2

Total Interest Expense and Other	90	85

Income Before Income Taxes	154	130

Income Taxes	19	13

Income Before Cumulative Effect of a Change in

Accounting Principle	135	117

Cumulative Effect of a Change in Accounting

Principle, Net of Tax	3	—

Net Income	$138	$117

Basic Earnings per Common Share:

Income Before Cumulative Effect of a Change

In Accounting Principle	$0.96	$0.81

Cumulative Effect of a Change in Accounting

Principle	0.02	—

Net Income	$0.98	$0.81

Weighted Average Common Shares — basic	141,872	144,508

Diluted Earnings per Common Share:

Income Before Cumulative Effect of a Change

In Accounting Principle	$0.95	$0.81

Cumulative Effect of a Change in Accounting

Principle	0.02	—

Net Income	$0.97	$0.81

Weighted Average Common Shares — diluted	142,197	144,535

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Shares)

	March 31	December 31
	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$987	$64

Restricted cash	92	88

Accounts receivable

Customer (less allowance for doubtful accounts of $21)	519	510

Accrued unbilled revenues	182	188

Other	90	140

Inventories (at average cost)

Fuel	163	193

Materials and supplies	143	142

Assets from risk management activities	260	289

Other	117	38

	2,553	1,652

Investments

Nuclear decommissioning trust funds	382	398

Other	259	269

	641	667

Property

Property, plant and equipment	12,382	12,179

Property under capital leases	221	221

Nuclear fuel under capital lease	713	705

Construction work in progress	106	57

	13,422	13,162

Less accumulated depreciation and amortization	5,845	5,775

	7,577	7,387

Regulatory Assets	1,137	2,686

Securitized Regulatory Assets (Note 3)	1,719	—

Other Assets	255	270

Total Assets	$13,882	$12,662

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	March 31	December 31
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$384	$404

Accrued interest	72	59

Dividends payable	73	73

Accrued payroll	90	103

Short-term borrowings	35	503

Income taxes	77	97

Current portion long-term debt	417	256

Current portion capital leases	38	41

Liabilities from risk management activities	221	280

Liabilities from hedging activities	103	—

Other	265	218

	1,775	2,034

Other Liabilities

Deferred income taxes	1,867	1,801

Capital leases	146	145

Regulatory liabilities	181	185

Other	752	588

	2,946	2,719

Long-Term Debt	5,316	3,894

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 138,151,908 and 142,651,172 issued and outstanding, respectively	1,857	1,918

Accumulated other comprehensive loss	(61)	—

Retained earnings	2,049	2,097

	3,845	4,015

Total Liabilities and Shareholders’ Equity	$13,882	$12,662

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months Ended
	March 31

	2001	2000

Operating Activities

Net Income	$138	$117

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	184	192

Other	(40)	22

Changes in current assets and liabilities:

Restricted cash	19	2

Accounts receivable	47	44

Inventories	29	18

Payables	(20)	(63)

Other	(120)	(148)

Net cash from operating activities	237	184

Investing Activities

Plant and equipment expenditures	(172)	(176)

Net cash used for investing activities	(172)	(176)

Financing Activities

Issuance of long-term debt	1,750	219

Increase (decrease) in short-term borrowings	(468)	114

Increase in restricted cash for debt redemptions	(15)	—

Redemption of long-term debt	(168)	(212)

Repurchase of common stock	(168)	(62)

Dividends on common stock	(73)	(75)

Net cash from (used for) financing activities	858	(16)

Net Increase (Decrease) in Cash and Cash Equivalents	923	(8)

Cash and Cash Equivalents at Beginning of the Period	64	33

Cash and Cash Equivalents at End of the Period	$987	$25

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$78	$91

Income taxes paid	22	14

Noncash Investing and Financing Activities

Acquisition of assets by assuming liabilities	87	—

New capital lease obligations	8	40

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2001

	Shares	Amount

Common Stock

Balance at beginning of year	142,651	$1,918

Repurchase and retirement of common stock	(4,499)	(61)

Balance at March 31, 2001	138,152	$1,857

Accumulated Other Comprehensive Loss

Net Unrealized Losses on Derivatives Qualified as Hedges:

Balance at beginning of year		$—

Net change in unrealized gains and losses (a)		(61)

Balance at March 31, 2001		$(61)

Retained Earnings

Balance at beginning of year		$2,097

Net income		138

Dividends declared on common stock ($0.515 per share)		(73)

Repurchase and retirement of common stock		(113)

Balance at March 31, 2001		$2,049

Total Shareholders’ Equity		$3,845

(a) Disclosure of Comprehensive Income (Loss)

Net income		$138

Other comprehensive loss, net of tax:

Net Unrealized Losses on Derivatives Qualified as Hedges:

Net unrealized holding losses arising during period due to cumulative effect of a change in accounting principle, net of taxes of $24		(42)

Other net unrealized holding losses arising during the period, net of taxes of $12		(23)

Reclassification of losses recognized in net income, net of taxes of $2		4

		(61)

Comprehensive income		$77

[ This page intentionally left blank. ]

The Detroit Edison Company
Condensed Consolidated Statement of Income (Unaudited)
(Millions)

	Three Months Ended
	March 31

	2001	2000

Operating Revenues	$1,024	$949

Operating Expenses

Fuel and purchased power	269	229

Operation and maintenance	256	240

Depreciation and amortization	174	182

Taxes other than income	79	75

Total Operating Expenses	778	726

Operating Income	246	223

Interest Expense and Other

Interest expense	72	69

Other — net	5	4

Total Interest Expense and Other	77	73

Income Before Income Taxes	169	150

Income Taxes	53	53

Income Before Cumulative Effect of a Change in

Accounting Principle	116	97

Cumulative Effect of a Change in Accounting

Principle, Net of Tax	(3)	—

Net Income	$113	$97

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Balance Sheet (Unaudited)
(Millions, Except Per Share Amounts and Shares)

	March 31	December 31
	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$477	$24

Restricted cash	15	—

Accounts receivable

Customer (less allowance for doubtful accounts of $20)	290	328

Accrued unbilled revenues	182	188

Other	95	127

Inventories (at average cost)

Fuel	146	163

Materials and supplies	140	139

Other	131	25

	1,476	994

Investments

Nuclear decommissioning trust funds	382	398

Other	39	38

	421	436

Property

Property, plant and equipment	11,489	11,431

Property under capital leases	220	220

Nuclear fuel under capital lease	713	705

Construction work in progress	11	2

	12,433	12,358

Less accumulated depreciation and amortization	5,717	5,659

	6,716	6,699

Regulatory Assets	1,137	2,686

Securitized Regulatory Assets (Note 3)	1,719	—

Other Assets	204	171

Total Assets	$11,673	$10,986

See Notes to Condensed Consolidated Financial Statements (Unaudited).

	March 31	December 31
	2001	2000

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities

Accounts payable	$222	$253

Accrued interest	62	56

Dividends payable	79	80

Accrued payroll	87	96

Short-term borrowings	—	245

Income taxes	121	95

Current portion long-term debt	318	159

Current portion capital leases	38	41

Other	126	167

	1,053	1,192

Other Liabilities

Deferred income taxes	1,882	1,811

Capital leases	146	145

Regulatory liabilities	181	185

Other	711	586

	2,920	2,727

Long-Term Debt	4,786	3,344

Shareholder’s Equity

Common stock, $10 par value, 400,000,000 shares authorized, 134,287,832 and 145,119,875 issued and outstanding, respectively	1,343	1,451

Premium on common stock	507	548

Common stock expense	(44)	(48)

Accumulated other comprehensive income	3	—

Retained earnings	1,105	1,772

	2,914	3,723

Total Liabilities and Shareholder’s Equity	$11,673	$10,986

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Three Months Ended
	March 31

	2001	2000

Operating Activities

Net Income	$113	$97

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	174	182

Other	(71)	58

Changes in current assets and liabilities:

Accounts receivable	76	49

Inventories	16	6

Payables	(34)	(49)

Other	(109)	(108)

Net cash from operating activities	165	235

Investing Activities

Plant and equipment expenditures	(126)	(130)

Net cash used for investing activities	(126)	(130)

Financing Activities

Issuance of long-term debt	1,750	219

Decrease in short-term borrowings	(245)	(46)

Increase in restricted cash for debt redemptions	(15)	—

Redemption of long-term debt	(150)	(194)

Repurchase of common stock	(846)	—

Dividends on common stock	(80)	(80)

Net cash from (used for) financing activities	414	(101)

Net Increase in Cash and Cash Equivalents	453	4

Cash and Cash Equivalents at Beginning of the Period	24	4

Cash and Cash Equivalents at End of the Period	$477	$8

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$66	$84

Income taxes paid	41	16

New capital lease obligations	8	40

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Detroit Edison Company
Condensed Consolidated Statement of Changes in Shareholder’s Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2001

	Shares	Amount

Common Stock

Balance at beginning of year	145,120	$1,451

Repurchase and retirement of common stock	(10,832)	(108)

Balance at March 31, 2001	134,288	$1,343

Premium on Common Stock

Balance at beginning of year		$548

Repurchase and retirement of common stock		(41)

Balance at March 31, 2001		$507

Common Stock Expense

Balance at beginning of year		$(48)

Repurchase and retirement of common stock		4

Balance at March 31, 2001		$(44)

Accumulated Other Comprehensive Income

Net Unrealized Gains on Derivatives Qualified as Hedges:

Balance at beginning of year		$—

Net change in unrealized gains and losses (a)		3

Balance at March 31, 2001		$3

Retained Earnings

Balance at beginning of year		$1,772

Net income		113

Dividends declared on common stock ($0.55 per share)		(79)

Repurchase and retirement of common stock		(701)

Balance at March 31, 2001		$1,105

Total Shareholder’s Equity		$2,914

(a) Disclosure of Comprehensive Income (Loss)

Net income		$113

Other comprehensive income, net of tax:

Net Unrealized Gains on Derivatives Qualified as Hedges:

Net unrealized holding gains arising during period due to cumulative effect of a change in accounting principle, net of taxes of $6		13

Other net unrealized holding losses arising during the period, net of taxes of $5		(10)

		3

Comprehensive income		$116

See Notes to Condensed Consolidated Financial Statements (Unaudited).

DTE Energy Company and The Detroit Edison Company
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – ANNUAL REPORT NOTES

These condensed consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2 – MERGER AGREEMENT

As discussed in Notes 2 and 17 of the Annual Report Notes, on February 28, 2001, the Company and MCN announced a revised merger agreement that provides that the Company will acquire all outstanding shares of MCN for $24.00 per share in cash, or 0.715 shares of Company common stock for each share of MCN common stock. Certain allocation and proration procedures provided for in the original agreement continue to apply and will be used to ensure that the aggregate number of shares of MCN common stock that will be converted into cash and the Company’s common stock will be equal to 55% and 45%, respectively, of the total number of shares of MCN common stock outstanding immediately prior to the pending merger. MCN’s common shareholders have been asked to approve the revised merger agreement at a special meeting scheduled for May 15, 2001. The Company is currently awaiting approval of the merger from the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended. Although no assurances can be given, and the merger may be completed later, the Company currently expects that the merger will be completed on May 31, 2001. If this expectation does not change by May 24, 2001, the Company will publicly announce May 31, 2001 as the closing date. Even then, the closing could be delayed if SEC approval is not received prior to May 31, 2001.

Effective March 21, 2001, the Federal Trade Commission accepted a proposed consent order and easement agreement and granted DTE and MCN early termination of the Hart-Scott-Rodino Anti-trust Improvements Act of 1976 pre-merger waiting period. The easement agreement, which addresses the FTC’s competitive concerns, conveys an easement to Exelon Corp., an unaffiliated company, over the Michigan Consolidated Gas Company’s (“MichCon’s”) local natural gas distribution system that will allow Exelon Corp. to engage in the distribution, storage and sale of natural gas in MichCon’s and Detroit Edison’s overlapping distribution areas. MichCon, a natural gas utility serving 1.2 million customers in more than 530 communities throughout Michigan, is MCN’s largest subsidiary.

The revised merger agreement expires December 31, 2001, in order to allow for sufficient time to obtain necessary regulatory approvals. The value of the revised transaction is approximately $4.1 billion, including the assumption of approximately $1.8 billion of MCN’s debt. The Company estimates that closing on the merger will occur in second quarter 2001.

NOTE 3 – SECURITIZATION

On June 5, 2000, Michigan Public Acts 141 and 142 became effective, providing Detroit Edison with the right to recover certain stranded costs through securitization, assuming such recovery was authorized by an appropriate order of the MPSC.

In an order issued on November 2, 2000, and clarified on January 4, 2001, the MPSC approved the issuance of up to $1.774 billion of securitization bonds for the benefit of Detroit Edison. Detroit Edison formed The Detroit Edison Securitization Funding LLC (“Securitization LLC”), a wholly owned single member Michigan limited liability corporation, for the purpose of securitizing its stranded costs (referred to as qualified costs and securitization property in the Michigan statutes). The securitization property created by the MPSC’s order consists of certain of Detroit Edison’s qualified costs (primarily unamortized costs related to Detroit Edison’s Fermi 2 nuclear power plant), an irrevocable right to recover amounts sufficient to pay the principal of and interest on the securitization bonds, as well as amounts sufficient to pay ongoing costs associated with the securitization bond transaction and the Securitization LLC.

On March 9, 2001, the Securitization LLC issued $1.750 billion of its Securitization Bonds, Series 2001-1 and Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC. The Securitization Bonds mature over a period of up to fifteen years and have an average interest rate of 6.3%. Detroit Edison has implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001. The MPSC’s securitization order also permits Detroit Edison to recover taxes associated with securitization.

The Securitization LLC is independent of the Company and Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, stranded costs sold by Detroit Edison to the Securitization LLC and the $1.750 billion of its securitization bonds appear on the Company’s and Detroit Edison’s balance sheets. Neither the Company nor Detroit Edison make claim to these assets and ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to the Company’s or Detroit Edison’s creditors.

NOTE 4 – SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At March 31, 2001, Detroit Edison had total short-term credit arrangements of approximately $518 million, under which no amounts were outstanding. Additionally, Detroit Edison had a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolios, under which no amounts were outstanding at March 31, 2001.

On April 9, 2001, DTE Capital was merged into the Company, with the Company assuming all of DTE Capital’s assets and liabilities. The Company has assumed DTE Capital’s $400 million commercial paper program, as well as direct liability for $400 million of remarketed notes originally issued by DTE Capital. At March 31, 2001, $35 million in commercial paper was outstanding, and the Company assumed direct liability for this commercial paper. Support agreements for the benefit of DTE Capital have been terminated. Guarantees of non-regulated affiliate obligations, of which $296 million were outstanding and $700 million were authorized at March 31, 2001, will now be issued solely by the Company.

NOTE 5 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

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

THE COMPANY

As of January 1, 2001, the Company adopted SFAS No. 133, as required. The cumulative effect of the adoption of SFAS No. 133 was an after-tax increase in net income of $3 million, and an after-tax increase in other comprehensive loss of $42 million. The financial statement impact of recording the various SFAS 133 transactions for the Company at January 1, 2001 was as follows:

Amount
Financial Statement Line Item	Increase (Decrease)

(millions)
Asset from Risk Management Activities	$26

Liabilities from Hedging Activities	$85

Income Taxes Payable	$(20)

Other Comprehensive Loss	$42

Cumulative Effect of a Change in Accounting Principle	$3

The Company’s primary market risk exposures are associated with interest rates and commodity prices. The Company has risk management policies to monitor and assist in mitigating these market risks and uses derivative instruments to manage some of the exposures. Except for the activities of DTE Energy Trading (DTE ET), the Company does not hold or issue derivative instruments for trading purposes.

Interest Rate Risk

Hedge of Anticipated Issuance of Long-Term Debt

In accordance with its risk management policy, the Company entered into a series of forward-starting interest rate swaps and Treasury locks in order to limit its sensitivity to market interest rate risk associated with its forecasted issuance of long-term debt to be used to finance the pending merger with MCN. Such instruments have been formally designated as cash flow hedges for accounting purposes, are measured at fair market value and are recorded as liabilities in the Company’s consolidated balance sheet. Losses on these instruments are included in other comprehensive loss. At March 31, 2001, the Company recorded $63 million, net of tax in other comprehensive loss for this hedge. Amounts recorded in other comprehensive loss will be reclassified to interest expense as the forecasted interest payments associated with the debt issuance affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for this forecasted transaction is 30 years.

During the three-month period ended March 31, 2001, no amounts were recognized in earnings due to hedge ineffectiveness of this hedging relationship. However, a loss of approximately $6 million was reclassified from accumulated other comprehensive loss into earnings since management determined it was probable that certain forecasted transactions within a series of interest payments associated with this issuance of long-term debt would not occur within the time frame originally anticipated. This loss was reported as a component of interest expense within the consolidated statement of income. The estimated net amount of existing losses at March 31, 2001 that is expected to be reclassified into earnings within the next 12 months is approximately $6 million.

Interest Rate Swap

PCI Enterprises Company (PCI), a wholly owned coal pulverizing subsidiary of the Company, entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of certain cash flows due to changes in LIBOR associated with its variable rate non-recourse debt. The swap has been formally designated as a cash flow hedge for accounting purposes, is measured at fair market value and is recorded as a liability in the Company’s consolidated balance sheet. The holding loss on the swap is included in other comprehensive loss. At March 31, 2001, the Company recorded $0.7 million, net of tax in other comprehensive loss for this hedge. During the three-month period ended March 31, 2001, no amounts were recognized in earnings due to ineffectiveness of this hedging relationship. No amounts are expected to be reclassified into earnings within the next 12 months.

The effects of adopting SFAS No. 133 are recorded in the following line items in the accompanying Balance Sheet of the Company at March 31, 2001:

Financial Statement Line Item	Balance

Assets from Risk Management Activities	$30

Other Current Assets	$7

Liabilities from Hedging Activities	$103

Other Liabilities — Other	$3

DETROIT EDISON

The cumulative effect of the adoption of SFAS No. 133 was an after-tax decrease in net income of $3 million, and an after-tax increase in other comprehensive income of $13 million. The financial statement impact of recording the various SFAS 133 transactions at January 1, 2001 was as follows:

Amount
Financial Statement Line Item	Increase (Decrease)

(millions)
Other Current Assets	$26

Other Current Liabilities	$10

Income Taxes Payable	$6

Other Comprehensive Income	$13

Cumulative Effect of a Change in Accounting Principle	$(3)

Commodity Price Risk

Forward Energy Purchase Contracts

Detroit Edison uses over-the-counter (OTC) forward contracts and options to manage the risk of fluctuations in the market price of electricity. To achieve its hedging objectives, Detroit Edison chooses the time to enter into purchase and sale contracts and selects the types of instruments. The forward contracts used to financially hedge electricity price risks are relatively liquid instruments and provide Detroit Edison the flexibility to execute its hedging strategies and meet its objectives.

Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power for accounting purposes. Such contracts are measured at fair market value and are recorded as assets and liabilities in the consolidated balance sheets. Gains and losses on these instruments are included in other comprehensive income. At March 31, 2001, Detroit Edison recorded $3 million, net of tax in other comprehensive income for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. At March 31, 2001, the estimated net amount of existing gains that is expected to be reclassified into earnings within the next 12 months is approximately $3 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is seventeen months. Ineffectiveness recognized in these hedging relationships was immaterial for the three months ended March 31, 2001. As forward contracts settle in the second and third quarters of 2001, existing gains and losses that are currently reported in accumulated other comprehensive income will be reclassified into earnings.

Other Derivative Instruments

Certain of Detroit Edison’s electricity forward purchase and sale contracts and purchased option contracts, entered into for the purpose of economically hedging its exposure to commodity risk, do not qualify for hedge accounting under the provisions of SFAS No. 133. Detroit Edison marks these contracts to market on its consolidated balance sheet and records an offsetting gain or loss in earnings. Such holding gains and losses are recorded in revenues or fuel and purchased power expense, depending on the type of contract.

The effects of adopting SFAS No. 133 are recorded in the following line items in the accompanying Balance Sheet of Detroit Edison at March 31, 2001:

Financial Statement Line Item	Balance

Other Current Assets	$37

Other Liabilities — Other	$2

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales,” as defined by SFAS No. 133, and therefore are excluded from the scope of SFAS No. 133. In April 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS No. 133, reached tentative conclusions regarding certain contracts in the power generation industry. Depending on the final decision of the FASB, certain commodity contracts currently considered “normal purchases and sales” may no longer qualify for this exclusion, and may be required to be accounted for under SFAS No. 133. In this case, Detroit Edison would follow the transition provisions for applying the implementation guidance for SFAS No. 133. Management believes such contracts would qualify as cash flow hedges and be recorded at fair value on the balance sheet, with the effective portion of the hedge recognized in accumulated other comprehensive income.

TRADING ACTIVITIES

DTE ET markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments, which include futures, exchange traded and over-the-counter options, and forward purchase and sales commitments.

Notional Amounts and Terms

The notional amounts and terms of DTE ET’s outstanding energy trading financial instruments as of March 31, 2001 were:

	Fixed Price	Fixed Price	Maximum
	Payor	Receiver	Terms in Years

	(Thousand of MWh)
Electricity Commodities	1,010	1,308	1

At March 31, 2001, DTE ET also had sales and purchase commitments for physical delivery of electricity associated with contracts based on fixed prices totaling 216,556 net MWh purchased with terms extending up to 2 years.

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

Fair Values

The average fair values of DTE ET’s derivative assets and liabilities were $271.8 million and $263.7 million, respectively, during the first quarter ended March 31, 2001, and $80.5 million and $62.0 million, respectively, during the first quarter ended March 31, 2000. At March 31, 2001 and December 31, 2000, the fair values of the derivative assets and liabilities were approximately $228 million and $221 million, and $288.9 million and

$279.9 million, respectively. Net unrealized gains were $6.1 million and $9.0 million at March 31, 2001 and December 31, 2000, respectively.

NOTE 6 – SEGMENT AND RELATED INFORMATION

The Company’s reportable business segments are its electric utility, Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electric energy (transmission services are performed by Detroit Edison’s wholly owned subsidiary, International Transmission Company), in a 7,600-square-mile area in Southeastern Michigan, its energy trading company, and energy services business, which develops and manages energy-related projects and services primarily concentrated in the steel industry. All Other includes businesses involved in new energy technologies. Inter-segment revenues are not material. Income taxes are allocated based on inter-company tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

					Reconciliations
	Electric	Energy	Energy	All	and
	Utility	Trading	Services	Other	Eliminations	Consolidated

			(Millions)
Three Months Ended

March 31, 2001

Operating revenues	$1,024	$685	$134	$15	$(16)	$1,842

Net income (loss)	113	1	33	(7)	(2)	138

Three Months Ended

March 31, 2000

Operating revenues	$949	$126	$107	$17	$(17)	$1,182

Net income (loss)	97	6	25	(9)	(2)	117

___________________________________________

This Quarterly Report on Form 10-Q, including the report of Deloitte & Touche LLP (on page 24) will automatically be incorporated by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Registration Nos. 33-53207, 33-64296 and 333-65765) of The Detroit Edison Company and Form S-8 (Registration No. 333-00023), Form S-4 (Registration No. 333-89175) and Form S-3 (Registration Nos. 33-57545 and 333-58834) of DTE Energy Company, filed under the Securities Act of 1933. Such report of Deloitte & Touche LLP, however, is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11(a) of such Act do not apply.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company and
      The Detroit Edison Company

We have reviewed the accompanying condensed consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of changes in shareholders’ equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of DTE Energy Company’s management and of The Detroit Edison Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of DTE Energy Company and subsidiaries and of The Detroit Edison Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
May 9, 2001

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This analysis for the three months ended March 31, 2001, as compared to the same period in 2000, should be read in conjunction with the condensed consolidated financial statements (unaudited), the accompanying Notes, and the Annual Report Notes.

Detroit Edison is the principal operating subsidiary of the Company and, as such, unless otherwise identified, this discussion explains material changes in results of operations of both the Company and Detroit Edison and identifies recent trends and events affecting both the Company and Detroit Edison.

GROWTH

The Company is focused on prudently growing its earnings base. For the past three years, it has articulated a growth strategy that has consistently achieved its 6% growth objective (after adjustment in 2000 for one-time legislative and merger items). Given its prior successes, depth of management team and strategic asset base, the Company has increased its growth objective up to 8% over the next several years. The new anticipated growth rate is expected to be achieved by strengthening our core electric and gas (after the pending merger with MCN) utility businesses in the short term, building our non-regulated businesses in the mid term and leveraging investments in energy technology over the long term. The growth strategy, focused on the greater Midwest region, leverages and expands existing assets and skills.

As discussed in Note 2, the Company and MCN announced a revised merger agreement. The Company expects that completion of the pending merger will result in the issuance of approximately 29 million shares of its common stock and approximately $1.2 billion in external financing. The pending merger is expected to create a fully integrated electric and natural gas company that is anticipated to support the Company’s commitment to a long-term earnings growth rate of up to 8%. The merger is expected to be accretive to earnings in the first full year of operation as a combined company. In addition, it is expected that approximately $1.1 billion of cost savings will be realized over the next 10 years. See Note 5 for a discussion of the financial instruments used to hedge the interest rate risk associated with financing the pending merger.

As a result of Detroit Edison’s sale of certain of its stranded costs and the related sale of Securitization Bonds, Detroit Edison’s operating revenues and income are expected to be reduced in 2001 and future years. This revenue reduction is offset by the certainty of stranded cost recovery that resulted from the issuance of the Securitization Bonds. Earnings per share are not expected to be impacted due to the reduction in average common shares outstanding resulting from the buyback of common shares.

The Company projects that earnings (excluding the impact of goodwill and merger restructuring charges) will be approximately $3.50 to $3.60 per share in 2001 and $4.10 to $4.20 per share in 2002.

ELECTRIC INDUSTRY RESTRUCTURING

Pursuant to Michigan legislation and MPSC orders, on March 9, 2001, Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC subsidiary, and the Securitization LLC issued $1.750 billion of securitization bonds. Detroit Edison is in the process of using the proceeds of the bonds to retire debt and equity, as required, in a manner that will maintain its debt/equity ratio at approximately 50%. The Company will likewise retire approximately 50% debt and 50% equity with the proceeds received as the sole holder of Detroit Edison’s equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities was higher for the Company due primarily to increased net income and changes in other current assets and liabilities.

Net cash from operating activities was lower for Detroit Edison due primarily to increases in other assets.

Cash Used for Investing Activities

Net cash used for investing activities was lower due to decreased plant and equipment expenditures.

Cash From Financing Activities

Net cash from financing activities was higher due primarily to the issuance of Securitization Bonds, partially offset by the resulting redemptions of short-term borrowings and long-term debt and the buyback of common stock. Remaining proceeds from securitization will be used for additional debt redemptions and buyback of common stock.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, the Company’s net income was $138 million, or $0.98 per basic common share, compared to $117 million, or $0.81 per basic common share for the three months ended March 31, 2000.

The 2001 three-month earnings were higher than 2000 due to higher utility revenues due to the suspension of the PSCR clause and higher non-regulated income, partially offset by higher purchased power costs, higher operating expenses and the effect of the implementation of the new accounting standard for derivatives (FAS 133).

As a result of the suspension of the PSCR clause, the Company expects that the distribution of yearly earnings will shift significantly. The first and fourth quarters of the year are expected to show higher earnings, while lower earnings are expected in the second and third quarters. In addition, the fuel clause suspension will have an impact on earnings, since rates will no longer be adjusted for changes in fuel and purchased power expenses.

Operating Revenues

Operating revenues were $1.842 billion, up 55.8% from 2000 operating revenues of $1.182 billion. Operating revenues increased (decreased) due to the following:

	2001	2000

	(Millions)
Detroit Edison

Rate change	$—	$4

Residential rate reduction	(17)	—

System sales volume and mix	(2)	36

Suspension of PSCR mechanism	46	—

Wholesale sales	32	(7)

Other — net	16	5

Total Detroit Edison	75	38

Non-Regulated

DTE Energy Services	27	26

DTE Energy Trading	559	99

Other — net	(1)	(5)

Total Non-Regulated	585	120

Total	$660	$158

Detroit Edison MWh sales for 2001 and the percentage change by year were as follows:

	2001	2001	2000

	(Thousands of MWh)
	Sales

Residential	3,671	5.5%	(0.1)%

Commercial	4,503	(3.3)	3.3

Industrial	3,674	(7.3)	11.6

Other (primarily sales for resale)	674	(2.5)	3.8

Total System	12,522	1.1	4.7

Wholesale sales	727	49.5	(56.8)

Total	13,249	(0.2)	(0.5)

In 2001, residential sales increased due to greater heating demand. Commercial sales decreased due to increased migration of customers to Electric Choice program. Industrial sales decreased due to reduced auto and steel production.

Non-regulated revenues were higher due to an increased level of operations, primarily at DTE Energy Trading, and the addition of new businesses.

Operating Expenses

Fuel and Purchased Power

Fuel and purchased power expense increased for the Company due primarily to non-regulated subsidiary expenses, principally DTE Energy Trading. Detroit Edison fuel and purchased power expense increased due to greater plant generation and increased market prices of purchased energy. The increased costs are partially offset by increased usage of lower cost coal and nuclear generation, decreased usage of higher cost gas and oil generation, and reduced purchased energy quantities.

System output and average delivered fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months

	2001	2000

	(Thousands of MWh)
Power plant generation

Fossil	10,228	9,856

Nuclear	2,413	2,389

Purchased power	1,532	1,972

System output	14,173	14,217

Average unit cost ($/MWh)

Generation	$12.34	$12.72

Purchased power	$43.32	$28.98

Operation and Maintenance

The Company’s operation and maintenance expenses were higher by $30 million. Higher non-regulated expenses ($14 million) were due to an increased level of operations and the addition of new businesses, partially offset by a gain on the sale of an interest in a coke battery. Higher Detroit Edison expenses ($16 million) resulted primarily from an increase in storm expense, distribution system and plant maintenance in preparation for the summer and an increase in benefit costs.

Depreciation and Amortization

Depreciation and amortization expense was lower due to an extension of the amortization period resulting from the securitization of regulatory assets in March 2001.

Income Taxes

Income tax expense for the Company increased due primarily to increased pretax income, partially offset by increased utilization of alternate fuels credits generated from non-regulated businesses. The majority of alternate fuels credits are available through 2002, while others have been extended through 2007.

ACCOUNTING FOR DERIVATIVES

Effective January 1, 2001, The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In general, SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. SFAS No. 133 provides an exemption for certain contracts that qualify as “normal purchases and sales.” To qualify for this exemption, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

The Company’s adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of derivative assets on the consolidated balance sheet at January 1, 2001 in the amount of $26 million, with offsetting amounts, net of tax, recorded in other comprehensive income of $13 million, and cumulative effect of a change in accounting principle of $3 million. As of January 1, 2001, derivative liabilities in the amount of $85 million were also recorded as a result of adopting SFAS No. 133, with an offsetting amount, net of tax, recorded in other comprehensive loss, of $55 million.

Detroit Edison’s adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of derivative assets on the consolidated balance sheet at January 1, 2001 in the amount of $26 million, with offsetting amounts, net of tax, recorded in other comprehensive income of $13 million, and cumulative effect of a change in accounting principle of $3 million. As of January 1, 2001, derivative liabilities in the amount of $10 million were also recorded as a result of adopting SFAS No. 133, with an offsetting amount, net of tax, recorded in cumulative effect of a change in accounting principle of $(6) million.

See “Note 5 – Financial and Other Derivative Instruments” herein for additional information.

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

Actual results for the Company and Detroit Edison may differ from those expected due to a number of variables including, but not limited to, interest rates, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism (including natural gas subsequent to the pending merger with MCN), the effects of competition and the phased-in implementation of Electric Choice, the implementation of utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings, and actual and possible reductions in rates and earnings), environmental and nuclear requirements, the impact of FERC proceedings and regulations, and the contributions to earnings by non-regulated businesses. In addition, expected results will be affected by the Company’s pending merger with MCN and the timing of the accretive effect of such merger. While the Company and Detroit Edison believe that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

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

A sensitivity analysis model was used to calculate the fair values of the Company’s derivative financial instruments, utilizing applicable market interest rates in effect at March 31, 2001. The sensitivity analysis involved increasing and decreasing the market rates by a hypothetical 10% and calculating the resulting change in the fair values of the interest rate sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming 10%	Assuming 10%
	Increase in Rates	Decrease in Rates

	(Millions)
Interest Rate Risk

Interest Rate Sensitive Forward Starting Swaps – 5-year	$6.1	$(6.3)

– 10-year	19.6	(20.9)

Treasury Locks – 10-year	1.8	(1.9)

– 30-year	12.0	(12.3)

Commodity Price Risk

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison's exposure to commodity price risk arises from market fluctuations in commodity prices until the date of the anticipated purchase of electricity. To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 5 for further discussion of these derivative instruments.

A sensitivity analysis model was used to calculate the fair values of Detroit Edison's derivative instruments, utilizing applicable commodity prices in effect at March 31, 2001. The sensitivity analysis involved increasing and decreasing the commodity prices by a hypothetical 10% and calculating the resulting change in the fair values of the commodity price sensitive instruments. The favorable (unfavorable) changes in fair value are as follows:

	Assuming 10%	Assuming 10%
	Increase in	Decrease in
	Commodity Prices	Commodity Prices

(Millions)
Forward Electricity and Option Contracts	$(8.4)	$8.2

QUARTERLY REPORT ON FORM 10-Q FOR
DTE ENERGY COMPANY

PART II – OTHER INFORMATION

Item 5 – Other Information.

David E. Meador was elected Senior Vice President and Chief Financial Officer of the Company and Detroit Edison, effective with the close of the pending merger with MCN. Mr. Meador was Controller, Mopar Parts Division, at Chrysler Corporation, an international automotive manufacturer, from November 1996 until February 1997. From 1986 to 1996, he held a variety of executive financial positions at Chrysler. Effective February 28, 1997, he was elected Vice President and effective March 29, 1997, he assumed the duties of Controller. Effective April 28, 1999, he was elected Vice President – Finance and Accounting and effective May 15, 2000, he was elected Senior Vice President and Treasurer.

Larry G. Garberding, current Executive Vice President and Chief Financial Officer, will continue as executive vice president and a member of the board of directors until his retirement at year-end.

Effective February 28, 2001, Daniel G. Brudzynski was elected Vice President and Controller, respectively, of the Company and Detroit Edison. Mr. Brudzynski was Manager, Product Development Finance and Manager, Forecasting Redesign and Implementation at Chrysler Corporation, an international automotive manufacturer, from 1995 until 1997. He joined Detroit Edison in 1997 as Assistant Controller. Effective April 28, 1999, he was elected Controller and Assistant Vice President.

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings.

In April 2001, the Michigan Court of Appeals denied plaintiffs’ application for leave for an interlocutory hearing on the trial court’s denial of class certification in Coch, et al v. Detroit Edison (Circuit Court for Wayne County, Michigan). This matter, which alleges employment-related claims of discrimination, is proceeding as nine separate claims. Detroit Edison believes all claims are without merit.

Item 5 – Other Information.

On March 20, 2001, the International Transmission Company (ITC), currently a wholly owned subsidiary of Detroit Edison, along with other members of the Alliance Regional Transmission Organization (RTO), filed with FERC a settlement agreement with parties of the Midwest Independent System Operator (ISO). Both parties are developing proposals for a regional transmission organization in the Midwest. The settlement allows the business models for the Midwest ISO and the Alliance RTO to continue developing. The development of a single rate was agreed to and any eligible customer taking service under either the Midwest ISO Open Access Transmission Tariff (OATT) or the Alliance RTO OATT will be able to obtain service at this single rate. This rate will be in effect until at least December 31, 2004. The parties will also coordinate activities for transmission and transmission-related services, and plan to be operational by December 15, 2001.

The MPSC initiated a case in February 2001 to address the August 2000 request by ABATE to consider the consequences of the transfer of transmission assets from Detroit Edison to ITC. In March 2001, ABATE filed a motion to consolidate its request with the application that Detroit Edison must file by June 5, 2001, proposing to unbundle its commercial and industrial rates. Detroit Edison supported ABATE’s consolidation request, and the case has been adjourned until Detroit Edison files its case.

QUARTERLY REPORTS ON FORM 10-Q FOR
DTE ENERGY COMPANY AND THE DETROIT EDISON COMPANY

Item 6 – Exhibits and Reports on Form 8-K.

(a) Exhibits

(i) Exhibits filed herewith

Exhibit
Number

4-222	Supplemental Indenture, dated as of March 15, 2001, between Detroit Edison and First Chicago Trust Company of New York, establishing the 2001 Series AP Mortgage Bonds.

4-223	First Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York, as trustee.

4-224	Second Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and the Bank of New York, as trustee.

4-225	Third Supplemental Indenture, dated as of April 9, 2001, among DTE Capital Corporation, DTE Energy and The Bank of New York, as trustee

10-41*	Executive Vehicle Plan

10-42	Securitization Property Sale Agreement, dated March 9, 2001, between Detroit Edison and The Detroit Edison Securitization Funding LLC

10-43*	DTE Energy 2001 Stock Incentive Plan

10-44*	DTE Energy Annual Incentive Plan

11-22 -	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-30 -	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-31 -	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-16 -	Awareness Letter of Deloitte & Touche LLP regarding their report dated May 9, 2001.

Exhibit
Number

99-40	Assignment and Assumption Agreement, dated as of April 9, 2001, among DTE Capital, DTE Energy, Citibank, N.A., as agent for the Lenders Party to the Fourth Amended and Restated $400 million Credit Agreement, dated as of January 16, 2001.

99-41	Inter-Creditor Agreement dated as of March 9, 2001, among Citicorp North America, Inc., Citibank, N.A., The Bank of New York, The Detroit Edison Securitization Funding LLC and Detroit Edison.

99-42	Amendment, dated March 9, 2001, to Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended, among Detroit Edison, Citibank, N.A. and Citicorp North America, Inc.

99-43	Amended and Restated Trade Receivables Purchase and Sale Agreement, dated March 9, 2001, among Detroit Edison, Corporate Asset Funding Company, Inc., Citibank, N. A. and Citicorp North America, Inc.

(ii)	Exhibits incorporated herein by reference.

2(a) -	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999, as further amended as of February 28, 2001. (Exhibit 2-2 to Form 10-K for the year ended December 31, 2000.)

3(a) -	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) -	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) -	Restated Articles of Incorporation of Detroit Edison, as filed December 10,1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) -	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) -	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

Exhibit
Number

3(f) -	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) -	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) -	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) -	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) -	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000

February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000

April 26, 1993	Exhibit 4-215 to Form 10-K for Year ended December 31, 2000

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296

June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-217 to Form 10-K for Year ended December 31, 2000

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000

August 15, 1994	Exhibit 4-220 to Form 10-K for year Ended December 31, 2000

August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for Quarter ended September 30, 2000

4(b) -	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) -	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) -	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).

4(e) -	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(f)	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(g) -	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(h) -	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(i) -	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(j)-	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(k)-	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(l)-	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(m)-	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Corporation and The Bank of New York, as Trustee. (Exhibit 4.1 to Registration No. 333-58834.)

99(a)-	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b)-	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c)-	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) —	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) —	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) —	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) —	$200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) —	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) —	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) —	Fourth Amendment, dated as of August 29, 1996, to $200,000,000 364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) —	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) —	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m)-	Eighth Amendment, dated as of August 24, 2000, to the $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-36 to Form 10-Q for the quarter ended September 30, 2000.)

99(n)-	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(o)-	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(p)-	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(q)-	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(r)-	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(s)-	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No. 333-65765.)

99(t)-	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(u) —	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(v) —	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(w) —	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.

99(x) —	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(y) —	Fourth Amended and Restated Credit Agreement, Dated as of January 16, 2001 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische [Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab], as Co-Agents.

99(z) —	Order, dated November 2, 2000, of the Michigan Public Service Commission in U-12478 (Exhibit 99-3780 to Form 10-Q for quarter ended September 30, 2000).

99(aa) —	Order, dated January 4, 2001, of the Michigan Public Service Commission in U-12478.

*	Denotes management contract or compensatory plan or arrangement.

(b)	On March 8, 2001, the Company filed a Current Report on Form 8-K giving post merger earnings guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

(Registrant)

By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller

Date	May 9, 2001	/s/ ELAINE M. GODFREY

Elaine M. Godfrey
Assistant Corporate Secretary

Date	May 9, 2001	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DETROIT EDISON COMPANY

(Registrant)

By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller

Date	May 9, 2001	/s/ ELAINE M. GODFREY

Elaine M. Godfrey
Assistant Corporate Secretary

Date	May 9, 2001	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Vice President and Controller

Exhibit Index

Exhibit
Number

4-222	Supplemental Indenture, dated as of March 15, 2001, between Detroit Edison and First Chicago Trust Company of New York, establishing the 2001 Series AP Mortgage Bonds.

4-223	First Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York, as trustee.

4-224	Second Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and the Bank of New York, as trustee.

4-225	Third Supplemental Indenture, dated as of April 9, 2001, among DTE Capital Corporation, DTE Energy and The Bank of New York, as trustee

10-41*	Executive Vehicle Plan

10-42	Securitization Property Sale Agreement, dated March 9, 2001, between Detroit Edison and The Detroit Edison Securitization Funding LLC

10-43*	DTE Energy 2001 Stock Incentive Plan

10-44*	DTE Energy Annual Incentive Plan

11-22 —	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

12-30 —	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

12-31 —	The Detroit Edison Company Computation of Ratio of Earnings to Fixed Charges.

15-16 —	Awareness Letter of Deloitte & Touche LLP regarding their report dated May 9, 2001.

99-40	Assignment and Assumption Agreement, dated as of April 9, 2001, among DTE Capital, DTE Energy, Citibank, N.A., as agent for the Lenders Party to the Fourth Amended and Restated $400 million Credit Agreement, dated as of January 16, 2001.

99-41	Inter-Creditor Agreement dated as of March 9, 2001, among Citicorp North America, Inc., Citibank, N.A., The Bank of New York, The Detroit Edison Securitization Funding LLC and Detroit Edison.

99-42	Amendment, dated March 9, 2001, to Trade Receivables Purchase and Sale Agreement, dated as of February 28, 1989, as amended, among Detroit Edison, Citibank, N.A. and Citicorp North America, Inc.

99-43	Amended and Restated Trade Receivables Purchase and Sale Agreement, dated March 9, 2001, among Detroit Edison, Corporate Asset Funding Company, Inc., Citibank, N. A. and Citicorp North America, Inc.

(ii)	Exhibits incorporated herein by reference.

2(a) —	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999, as further amended as of February 28, 2001. (Exhibit 2-2 to Form 10-K for the year ended December 31, 2000.)

3(a) —	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) —	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) —	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce — Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999.)

3(d) —	Articles of Incorporation of DTE Enterprises, Inc. (Exhibit 3.5 to Registration No. 333-89175.)

3(e) —	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(f) —	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(g) —	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

3(h) —	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to Form 10-Q for quarter ended September 30, 1999.)

3(i) —	Bylaws of DTE Enterprises, Inc. (Exhibit 3.6 to Registration No. 333-89175.)

4(a) —	Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison (File No. 1-2198) and First Chicago Trust Company of New York as Trustee (Exhibit B-1 to Registration No. 2-1630) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings as set forth below:

September 1, 1947	Exhibit B-20 to Registration No. 2-7136

November 15, 1971	Exhibit 2-B-38 to Registration No. 2-42160

January 15, 1973	Exhibit 2-B-39 to Registration No. 2-46595

June 1, 1978	Exhibit 2-B-51 to Registration No. 2-61643

June 30, 1982	Exhibit 4-30 to Registration No. 2 78941

August 15, 1982	Exhibit 4-32 to Registration No. 2-79674

December 1, 1989	Exhibit 4-211 to Form 10-K for year ended December 31, 2000

February 15, 1990	Exhibit 4-212 to Form 10-K for year ended December 31, 2000

April 1, 1991	Exhibit 4-15 to Form 10-K for year Ended December 31, 1996

November 1, 1991	Exhibit 4-181 to Form 10-K for year ended December 31, 1996

January 15, 1992	Exhibit 4-182 to Form 10-K for year ended December 31, 1996

February 29, 1992	Exhibit 4-187 to Form 10-Q for Quarter ended March 31, 1998

April 15, 1992	Exhibit 4-188 to Form 10-Q for quarter ended March 31, 1998

July 15, 1992	Exhibit 4-189 to Form 10-Q for Quarter ended March 31, 1998

November 30, 1992	Exhibit 213 to Form 10-K for year ended December 31, 2000

January 1, 1993	Exhibit 4-131 to Registration No. 33-56496

March 1, 1993	Exhibit 4-191 to Form 10-Q for quarter ended March 31, 1998

April 1, 1993	Exhibit 4-214 to Form 10-K for year ended December 31, 2000

April 26, 1993	Exhibit 4-215 to Form 10-K for Year ended December 31, 2000

May 31, 1993	Exhibit 4-148 to Registration No. 33-64296

June 30, 1993	Exhibit 4-216 to Form 10-K for year ended December 31, 2000 (1993 Series AP)

June 30, 1993	Exhibit 4-150 to Form 10-Q for quarter ended June 30, 1993 (1993 Series H)

September 15, 1993	Exhibit 4-217 to Form 10-K for Year ended December 31, 2000

March 1, 1994	Exhibit 4-163 to Registration No. 33-53207

June 15, 1994	Exhibit 4-218 to Form 10-K for year ended December 31, 2000

August 15, 1994	Exhibit 4-220 to Form 10-K for year Ended December 31, 2000

August 1, 1995	Exhibit 4-221 to Form 10-K for year ended December 31, 2000

August 1, 1999	Exhibit 4-204 to Form 10-Q for quarter ended September 30, 1999

August 15, 1999	Exhibit 4-205 to Form 10-Q for quarter ended September 30, 1999

January 1, 2000	Exhibit 4-205 to Form 10-K for year ended December 31, 1999

April 15, 2000	Exhibit 206 to Form 10-Q for quarter ended March 31, 2000.

August 1, 2000	Exhibit 4-210 to Form 10-Q for Quarter ended September 30, 2000

4(b) —	Collateral Trust Indenture (notes), dated as of June 30, 1993 (Exhibit 4-152 to Registration No. 33-50325).

4(c) —	First Supplemental Note Indenture, dated as of June 30, 1993 (Exhibit 4-153 to Registration No. 33-50325).

4(d) —	First Amendment, dated as of July, 2000, to the First Supplemental Indenture, dated as of June 30, 1993, to the Collateral Trust Indenture (Notes), dated as of June 30, 1993 (Exhibit 4-208 to Form 10-Q for quarter ended September 30, 2000).

4(e) —	Second Supplemental Note Indenture, dated as of September 15, 1993 (Exhibit 4-159 to Form 10-Q for quarter ended September 30, 1993).

4(f) —	First Amendment, dated as of August 15, 1996, to Second Supplemental Note Indenture (Exhibit 4-17 to Form 10-Q for quarter ended September 30, 1996).

4(g) —	Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-169 to Form 10-Q for quarter ended September 30, 1994).

4(h) —	First Amendment, dated as of December 12, 1995, to Third Supplemental Note Indenture, dated as of August 15, 1994 (Exhibit 4-12 to Registration No. 333-00023).

4(i) —	Sixth Supplemental Note Indenture, dated as of May 1, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.54% Quarterly Income Debt Securities (“QUIDS”), including form of QUIDS. (Exhibit 4-193 to Form 10-Q for quarter ended June 30, 1998.)

4(j) —	Seventh Supplemental Note Indenture, dated as of October 15, 1998, between Detroit Edison and Bankers Trust Company, as Trustee, creating the 7.375% QUIDS, including form of QUIDS. (Exhibit 4-198 to Form 10-K for year ended December 31, 1998.)

4-(k) —	Eighth Supplemental Indenture, dated as of April 15, 2000, appointing Bank One Trust Company of New York as Trustee under the Detroit Edison Trust Indenture (Notes), dated as of June 30, 1993. (Exhibit 4-207 to form 10-Q for the quarter ended March 31, 2000.)

4(l) —	Standby Note Purchase Credit Facility, dated as of August 17, 1994, among The Detroit Edison Company, Barclays Bank PLC, as Bank and Administrative Agent, Bank of America, The Bank of New York, The Fuji Bank Limited, the Long-Term Credit Bank of Japan, LTD, Union Bank and Citicorp Securities, Inc. and First Chicago Capital Markets, Inc. as Remarketing Agents (Exhibit 99-18 to Form 10-Q for quarter ended September 30, 1994.)

4(m) —	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Corporation and The Bank of New York, as Trustee. (Exhibit 4.1 to Registration No. 333-58834.)

99(a) —	Belle River Participation Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-5 to Registration No. 2-81501).

99(b) —	Belle River Transmission Ownership and Operating Agreement between Detroit Edison and Michigan Public Power Agency, dated as of December 1, 1982 (Exhibit 28-6 to Registration No. 2-81501).

99(c) —	1988 Amended and Restated Loan Agreement, dated as of October 4, 1988, between Renaissance Energy Company (an unaffiliated company) (“Renaissance”) and Detroit Edison (Exhibit 99-6 to Registration No. 33-50325).

99(d) —	First Amendment to 1988 Amended and Restated Loan Agreement, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-7 to Registration No. 33-50325).

99(e) —	Second Amendment to 1988 Amended and Restated Loan Agreement, dated as of September 1, 1993, between Detroit Edison and Renaissance (Exhibit 99-8 to Registration No. 33-50325).

99(f) —	Third Amendment, dated as of August 28, 1997, to 1988 Amended and Restated Loan Agreement between Detroit Edison and Renaissance. (Exhibit 99-22 to Form 10-Q for quarter ended September 30, 1997.)

99(g) —	$200,000,000 364-Day Credit Agreement, dated as of September 1,1993, among Detroit Edison, Renaissance and Barclays Bank PLC, New York Branch, as Agent (Exhibit 99-12 to Registration No. 33-50325).

99(h) —	First Amendment, dated as of August 31, 1994, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-19 to Form 10-Q for quarter ended September 30, 1994).

99(i) —	Third Amendment, dated as of March 8, 1996, to $200,000,000 364-Day Credit Agreement, dated September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-11 to Form 10-Q for quarter ended March 31, 1996).

99(j) —	Fourth Amendment, dated as of August 29, 1996, to $200,000,000
364-Day Credit Agreement as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Form 10-Q for quarter ended September 30, 1996).

99(k) —	Fifth Amendment, dated as of September 1, 1997, to $200,000,000 Multi-Year Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-24 to Form 10-Q for quarter ended September 30, 1997.)

99(l) —	Seventh Amendment, dated as of August 26, 1999, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended among The Detroit Edison Company, Renaissance Energy Company, the Banks parties thereto and Barclays Bank PLC, New York branch as Agent. (Exhibit 99-30 to Form 10-Q for quarter ended September 30, 1999.)

99(m) —	Eighth Amendment, dated as of August 24, 2000, to the $200,000,000 364-Day Credit Agreement, dated as of September 1, 1993, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-36 to Form 10-Q for the quarter ended September 30, 2000.)

99(n) —	$200,000,000 Three-Year Credit Agreement, dated September 1, 1993, among Detroit Edison, Renaissance and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-13 to Registration No. 33-50325).

99(o) —	First Amendment, dated as of September 1, 1994, to $200,000,000 Three-Year Credit Agreement, dated as of September 1, 1993, among The Detroit Edison Company, Renaissance Energy Company, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-20 to Form 10-Q for quarter ended September 30, 1994).

99(p) —	Third Amendment, dated as of March 8, 1996, to $200,000,000 Three-Year Credit Agreement, dated September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-12 to Form 10-Q for quarter ended March 31, 1996).

99(q) —	Fourth Amendment, dated as of September 1, 1996, to $200,000,000 Multi-Year (formerly Three-Year) Credit Agreement, dated as of September 1, 1993, as amended among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank, PLC, New York Branch, as Agent (Exhibit 99-14 to Form 10-Q for quarter ended September 30, 1996).

99(r) —	Fifth Amendment, dated as of August 28, 1997, to $200,000,000 364-Day Credit Agreement, dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks Party thereto and Barclays Bank PLC, New York Branch, as Agent. (Exhibit 99-25 to Form 10-Q for quarter ended September 30, 1997.)

99(s) —	Sixth Amendment, dated as of August 27, 1998, to $200,000,000 364-Day Credit Agreement dated as of September 1, 1990, as amended, among Detroit Edison, Renaissance, the Banks party thereto and Barclays Bank PLC, New York Branch, as agent. (Exhibit 99-32 to Registration No.
333-65765.)

99(t) —	1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated October 4, 1988, between Detroit Edison and Renaissance (Exhibit 99-9 to Registration No. 33-50325).

99(u) —	First Amendment to 1988 Amended and Restated Nuclear Fuel Heat Purchase Contract, dated as of February 1, 1990, between Detroit Edison and Renaissance (Exhibit 99-10 to Registration No. 33-50325).

99(v) —	Eighth Amendment, dated as of August 26, 1999 to 1988 Amended and Restated Nuclear Fuel heat Purchase Contract between Detroit Edison and Renaissance Energy Company. (Exhibit 99-31 to Form 10-Q for quarter ended September 30, 1999.)

99(w) —	U.S. $160,000,000 Standby Note Purchase Credit Facility, dated as of October 26, 1999, among Detroit Edison, the Bank’s signatory thereto, Barclays Bank PLC, as Administrative Agent and Barclays Capital Inc., Lehman Brothers Inc. and Banc One Capital Markets, Inc., as Remarketing Agents. (Exhibit 99-29 to Form 10-Q for quarter ended September 30, 1999.

99(x) —	Standby Note Purchase Credit Facility, dated as of September 12, 1997, among The Detroit Edison Company and the Bank’s Signatory thereto and The Chase Manhattan Bank, as Administrative Agent, and Citicorp Securities, Inc., Lehman Brokers, Inc., as Remarketing Agents and Chase Securities, Inc. as Arranger. (Exhibit 99-26 to Form 10-Q for quarter ended September 30, 1997.)

99(y) —	Fourth Amended and Restated Credit Agreement, Dated as of January 16, 2001 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische [Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab], as Co-Agents.

99(z) —	Order, dated November 2, 2000, of the Michigan Public Service Commission in U-12478 (Exhibit 99-3780 to Form 10-Q for quarter ended September 30, 2000).

99(aa) —	Order, dated January 4, 2001, of the Michigan Public Service Commission in U-12478.

*	Denotes management contract or compensatory plan or arrangement.