Form 10-Q
period 2001-06-30
DTE ENERGY CO
filed 2001-08-14
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

1-11607	DTE Energy Company (a Michigan corporation) 2000 2nd Avenue Detroit, Michigan 48226-1279 313-235-4000	38-3217752

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

At July 31, 2001, 164,720,403 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY
FORM 10-Q
For The Quarter Ended June 30, 2001

		Page

Definitions		3

Part I —	FINANCIAL INFORMATION

	Item 1 — Consolidated Financial Statements

	Consolidated Statement of Income (Unaudited)	13

	Consolidated Balance Sheet (Unaudited)	14

	Consolidated Statement of Cash Flows (Unaudited)	16

	Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)	17

	Notes to Consolidated Financial Statements (Unaudited)	18

	Independent Accountants’ Report	27

	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

	Item 3 — Quantitative and Qualitative Disclosures About Market Risk	11

Part II —	OTHER INFORMATION

	Item 4 — Submission of Matters to a Vote of Security Holders	28

	Item 5 — Other Information	29

	Item 6 — Exhibits and Reports on Form 8-K	30

Signature Page		32

DEFINITIONS

Annual Report	2000 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company

Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 41 through 71 of the Annual Report

Company	DTE Energy Company and Consolidated Subsidiary Companies

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Consolidated Subsidiary Companies

DTEE	DTE Enterprises, Inc. (formerly MCN Energy Group Inc.), a wholly owned subsidiary of DTE Energy Company

DTE ET	DTE Energy Trading (a wholly owned subsidiary of DTE Energy Company)

Electric Choice	Electric customer access to competitive generation resources

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

kWh	Kilowatthour

MCN	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company (a wholly owned subsidiary of DTE Enterprises, Inc.)

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements (Unaudited) appearing herein

PSCR	Power Supply Cost Recovery

Quarterly Report	Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2001

Quarterly Report Notes	Notes to Consolidated Financial Statements (Unaudited) appearing on pages 16 through 23 of the Quarterly Report

Registrant	Company

SFAS	Statement of Financial Accounting Standards

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This analysis for the three- and six-month periods ended June 30, 2001, as compared to the same periods in 2000, should be read in conjunction with the consolidated financial statements (unaudited), the accompanying Notes, the Annual Report Notes and the Quarterly Report Notes.

GROWTH

The Company is focused on prudently growing its earnings base. For the past three years, it has articulated a growth strategy that has consistently achieved its 6% growth objective (after adjustment in 2000 for one-time legislative and merger items). Given its prior successes, depth of management team and strategic asset base, the Company has increased its growth objective up to 8% over the next several years. The new anticipated growth rate is expected to be achieved by strengthening our core electric and gas utility businesses in the short term, building our non-regulated businesses in the mid term and leveraging investments in energy technology over the long term. The growth strategy, focused on the greater Midwest region, leverages and expands existing assets and skills.

As discussed in Note 3, the Company completed the acquisition of MCN on May 31, 2001. The acquisition resulted in the issuance of approximately 29 million shares of common stock to shareholders of MCN. In addition, the Company issued $1.35 billion in senior debt, substantially all of which was used to fund the cash consideration of the MCN acquisition. The acquisition is expected to create a fully integrated electric and natural gas company that is anticipated to support the Company’s commitment to a long-term earnings growth rate increasing up to 8%. The acquisition is expected to be accretive to earnings in the first full year of the operation as a combined company. In addition, it is expected that the acquisition will result in more than $650 million in cost savings over the next five years, and about $1.1 billion over the next decade.

As a result of Detroit Edison’s June 2000 5% rate reduction, sale of certain of its stranded costs and the related sale of Securitization Bonds, Detroit Edison’s operating revenues and income are expected to be reduced in 2001 and future years. This revenue reduction is offset by the certainty of stranded cost recovery that resulted from the issuance of the Securitization Bonds. Earnings per share are not expected to be impacted due to the reduction in average common shares outstanding resulting from the ongoing buyback of common shares.

The Company projects that earnings (excluding the impact of goodwill and merger restructuring charges) will be approximately $3.50 to $3.60 per share in 2001 and $4.10 to $4.20 per share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operating Activities

Net cash from operating activities was lower due primarily to lower net income and non-cash items and changes in other assets and liabilities.

Cash Used for Investing Activities

Net cash used for investing activities was higher due to the acquisition of MCN and higher plant and equipment expenditures.

Cash From Financing Activities

Net cash from financing activities was higher due primarily to the issuance of securitization bonds, and the issuance of long-term debt to finance the cash consideration for the acquisition of MCN.

Pursuant to Michigan legislation and MPSC orders, on March 9, 2001, Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC subsidiary, and the Securitization LLC issued $1.750 billion of securitization bonds. The Company is retiring debt and equity with the proceeds received as the sole holder of Detroit Edison’s equity. See “Note 5 — Securitization” herein for additional information.

RESULTS OF OPERATIONS

For the three-month period, the Company had a net loss of $87 million, or $0.60 per common share, compared to net income of $108 million or $0.76 per common share for the same period in 2000. For the six-month period, net income was $51 million or $0.36 per common share, compared to $225 million or $1.57 per common share for the same period in 2000.

Lower earnings for the three- and six-month periods were attributable to the following:

	Three	Six
	Months	Months

	(Millions)
Electric utility — Detroit Edison	$(62)	$(46)

Gas utility — MichCon	1	1

Energy trading	23	18

Energy services	35	43

Restructuring charge	(153)	(153)

Other	(39)	(37)

	$(195)	$(174)

The Company’s results of operations include results of MCN from the date of acquisition of May 31, 2001. Detroit Edison’s lower earnings were due primarily to lower revenues resulting from the cessation of the PSCR mechanism in 2000 and the rate reduction associated with securitization, and the impact of changes in fair values of derivative instruments used in purchases and sales of power. Energy trading’s earnings represent marked to market gains on sale contracts. Energy services’ higher earnings were due to an increased level of operations and the addition of new businesses. The restructuring charge of $236 million ($153 million after tax) represents expense associated with a workforce reduction plan in conjunction with the acquisition of MCN, which included early retirement incentives along with voluntary separation arrangements for 1,184 employees primarily in overlapping corporate support functions.

As a result of the suspension of the PSCR clause in June 2000, Detroit Edison’s distribution of yearly earnings has shifted significantly. The first and fourth quarters of the year show higher earnings, while lower earnings are realized in the second and third quarters. In addition, the acquisition of MCN will have the effect of higher earnings in the first and fourth quarters due to the seasonal nature of gas sales. The PSCR clause suspension also has an impact on earnings, since rates are no longer adjusted for changes in fuel and purchased power expenses.

Operating Revenues

For the three-month period, operating revenues were $1.79 billion compared to $1.43 billion for the same period of 2000. For the six-month period, operating revenues were $3.63 billion compared to $2.61 billion for the same period in 2000. Operating revenues increased (decreased) due to the following:

	Three Months			Six Months

		(Millions	)

Detroit Edison

5% Rate reduction	$(33)			$(50)

System sales volume and mix	(44)			(44)

Cessation of PSCR mechanism	(60)			(14)

Wholesale sales	51			85

Other-net	7			19

Total Detroit Edison	(79)			(4)

MichCon	43			43

Non-Regulated

Energy Trading	363			922

Energy Services	32			59

Other — net	3			2

Total Non-Regulated	398			983

Total	$362			$1,022

Detroit Edison kWh sales increased (decreased) as compared to the prior year as follows:

	Three	Six
	Months	Months

Residential	(1.0)%	2.3%

Commercial	(4.2)	(3.8)

Industrial	(12.9)	(10.2)

Other (includes primarily sales for resale)	2.4	(0.2)

Total System	(5.9)	(4.0)

Wholesale sales	(87.0)	2.4

Total	(7.4)	(3.8)

For the three-month period, Detroit Edison’s residential sales decreased due to reduced cooling demand. For the six-month period, residential sales increased due to greater heating demand. Commercial sales decreased due to increased migration of customers to the Electric Choice program. Industrial sales decreased due to reduced auto and steel production and the end of the Ford Rouge plant replacement energy sales contract. Wholesale sales decreased for the three-month period due to the expiration of an agreement with Consumers Energy.

For the three- and six-month periods, the wholesale sales component of Detroit Edison’s revenues increased $40 million and $47 million, respectively, as a result of recording the net change in fair value for derivatives not designated as hedges.

Non-regulated revenues were higher due to an increased level of operations, primarily at Energy Trading, and the addition of new businesses. Energy Trading includes $115 million of revenues of the trading business of DTEE for the month of June 2001.

Operating Expenses

Fuel, Purchased Power and Gas

Fuel, purchased power and gas expense increased for the Company due primarily to non-regulated subsidiary expenses, principally Energy Trading, including the trading business of DTEE for the month of June 2001. Detroit Edison’s fuel and purchased power expense increased due to the recording of the net change in fair value for certain derivatives not designated as hedges. For the three- and six-month periods, Detroit Edison’s fuel and purchased power expense increased $72 million and $92 million, respectively, as a result of recording the net change in fair value for these derivatives. Detroit Edison’s fuel and purchased power expense was also impacted by reduced purchases of higher cost power and greater use of lower cost nuclear power.

System output and average delivered fuel and purchased power unit costs for Detroit Edison were as follows:

	Three Months		Six Months

	2001	2000	2001	2000

		(Thousands of MWh)
Power plant generation

Fossil	9,390	10,036	19,618	19,893

Nuclear	2,316	963	4,729	3,352

Purchased power	1,736	3,246	3,268	5,218

System output	13,442	14,245	27,615	28,463

Average unit cost ($/MWh)

Generation	$12.03	$15.30	$12.20	$14.23

Purchased power	$69.96	$49.44	$57.47	$41.71

Operation and Maintenance

For the three-month period, operation and maintenance expenses increased approximately 21% to $469 million. For the six-month period, operation and maintenance expenses increased approximately 15% to $854 million. These increases were primarily due to the inclusion of DTEE’s operation and maintenance expenses for June 2001; Detroit Edison expenses related to increased maintenance and reliability work for power generation, and expense related to the funding of the low income and energy efficiency fund required by Michigan legislation; and higher non-regulated expenses due to an increased level of operations and the addition of new businesses.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense was higher in the three-month period due to an increase in depreciation on higher plant balances and as a result of the MCN acquisition, partially offset by an extension of the amortization period for certain regulatory assets resulting from the securitization of such assets in March 2001. Depreciation, depletion and amortization expense was lower for the six-month period due primarily to an extension of the amortization period for certain regulatory assets resulting from the securitization of such assets in March 2001, partially offset by the increase in depreciation on higher plant balances and as a result of the MCN acquisition.

Interest Expense

Interest expense was higher due to debt issued for securitization and to finance the acquisition of MCN, partially offset by debt redemptions.

Income Taxes (Benefit)

Income taxes decreased due primarily to decreased pretax income and increased utilization of alternate fuels credits generated from non-regulated businesses. The majority of alternate fuels credits are available through 2002, while others have been extended through 2007.

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

See “Note 7 – Financial and Other Derivative Instruments” herein for additional information.

ENVIRONMENTAL MATTERS

As discussed in the Annual Report, the EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison has received and responded to information requests from the EPA on this subject. Although no action has been initiated against Detroit Edison, it has closely followed the development of this issue. The Bush Administration has undertaken a review of the EPA’s interpretation of regulations applying to new source review requirements. This review is expected to focus on the ability of fossil-fueled plant owners to perform plant maintenance without additional significant environmentally related modifications. While Detroit Edison anticipates its ability to continue to economically maintain its plants, the outcome of this governmental review cannot be predicted.

As discussed in the Annual Report, Detroit Edison will be impacted by EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. Detroit Edison has spent approximately $117 million and estimates that it will incur approximately $400 to 500 million of future capital expenditures over the next several years.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets.”

The most significant changes made by SFAS No. 141 are:   1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 2) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company will adopt SFAS No. 141 effective July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported Company financial information. The Company will cease the amortization of goodwill on January 1, 2002 and will perform an assessment of whether goodwill is impaired at January 1, 2002. The Company will have a transition period from January 1, 2002 to June 30, 2002, to determine the fair value of each reporting unit and if goodwill has been impaired. Any goodwill impairment loss will be recognized as a cumulative effect of a change in accounting principle. The Company is assessing the impact of the adoption of these standards.

FORWARD-LOOKING STATEMENTS

Certain information presented herein is based on the expectations of the Company, and, as such, is forward-looking. The Private Securities Litigation Reform Act of 1995 encourages companies to provide analyses and estimates of future prospects and also permits reporting companies to point out that actual results may differ from those anticipated.

Actual results for the Company may differ from those expected due to a number of variables including, but not limited to: (i) interest rates; (ii) the use of derivative instruments and their related accounting treatment; (iii) the level of borrowings; (iv) the effects of weather and other natural phenomena; (v) actual sales; (vi) the capital intensive nature of the Company’s business; (vii) economic climate and growth in the geographic areas in which the Company does business (viii) the uncertainty of gas and oil reserve estimates; (ix) the timing and extent of changes in commodity prices for electricity, natural gas, natural gas liquids, methanol and crude oil; (x) the nature, availability and projected profitability of potential projects and other investments available to the Company; (xi) conditions of capital markets and equity markets; (xii) the timing and results of major transactions; (xiii) changes in the cost of fuel, natural gas and purchased power due to the suspension of the PSCR mechanism; (xiv) the effects of increased competition from other energy suppliers and the phased-in implementation of Electric Choice, as well as alternative forms of energy; (xv) the implementation of utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings, and actual and possible reductions in authorized rates and earnings); (xvi) the effects of changes in governmental policies, including income taxes and environmental compliance and nuclear requirements; (xvii) the impact of FERC proceedings and regulations; and (xviii) the contributions to earnings by non-regulated businesses. Expected results will also be effected by the Company’s acquisition of MCN on May 31, 2001, and the timing of the accretive effect of this acquisition. While the Company believes that estimates given accurately measure the expected outcome, actual results could vary materially due to the variables mentioned, as well as others.

Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Electricity

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices until the date of the anticipated purchase of electricity. To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 7 for further discussion of these derivative instruments.

A sensitivity analysis model was used to calculate the impact of changes in fair values of Detroit Edison’s forward electricity and option contracts given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at June 30, 2001. The favorable (unfavorable) changes in fair value are as follows:

	Assuming 10%	Assuming 10%
	Increase in	Decrease in
	Prices	Prices

(Millions)
Forward Electricity and Option

Contracts	$15	$(15)

Natural Gas

Natural gas futures, options and swap agreements are used to manage DTEE’s exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories.

A sensitivity analysis model was used to calculate the impact of changes in fair values of DTEE’s natural gas futures and swap agreements given a hypothetical 10% increase or decrease in commodity prices utilizing applicable forward commodity rates in effect at June 30, 2001. The favorable (unfavorable) changes in fair values are as follows:

	Assuming 10%	Assuming 10%
	Increase in	Decrease in
	Prices	Prices

	(Millions)
Risk Management Activities

Swaps:

Pay fixed/receive variable	$77.3	$(77.3)

Pay variable/receive fixed	$(60.4)	$60.4

Futures:

Longs	$9.3	$(9.3)

Shorts	$(.6)	$.6

Trading Activities

Swaps:

Pay fixed/receive variable	$1.8	$(1.8)

Pay variable/receive fixed	$(7.0)	$7.0

Futures:

Longs	$1.7	$(1.7)

Shorts	$(4.7)	$4.7

DTE Energy Company
Consolidated Statement of Income (Unaudited)
(Millions, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Operating Revenues	$1,790	$1,428	$3,632	$2,610

Operating Expenses

Fuel, purchased power and gas	908	579	1,856	923

Operation and maintenance	469	386	854	741

Depreciation, depletion and amortization	188	186	372	378

Taxes other than income	77	74	158	150

Restructuring charge (Note 4)	236	—	236	—

Total Operating Expenses	1,878	1,225	3,476	2,192

Operating Income (Loss)	(88)	203	156	418

Interest Expense and Other

Interest expense	104	82	195	165

Preferred stock dividends of subsidiary	2	—	2	—

Other — net	(5)	1	(6)	3

Total Interest Expense and Other	101	83	191	168

Income (Loss) Before Income Taxes	(189)	120	(35)	250

Income Taxes (Benefit)	(102)	12	(83)	25

Income (Loss) Before Accounting Change	(87)	108	48	225

Cumulative Effect of Accounting Change (Note 7)	—	—	3	—

Net Income (Loss)	$(87)	$108	$51	$225

Basic and Diluted Earnings per Common Share:

Income (Loss) Before Accounting Change	$(0.60)	$0.76	$0.34	$1.57

Cumulative Effect of Accounting Change	—	—	0.02	—

Net Income (Loss)	$(0.60)	$0.76	$0.36	$1.57

Weighted Average Common Shares Outstanding	145	143	144	143

Dividends Declared per Common Share	$0.515	$0.515	$1.03	$1.03

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Balance Sheet (Unaudited)
(Millions, Except Shares)

	June 30	December 31
	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$342	$64

Restricted cash	90	88

Accounts receivable

Customer (less allowance for doubtful

accounts of $49 and $21, respectively)	870	510

Accrued unbilled revenues	198	188

Other	252	140

Inventories (Note 2)

Fuel and gas	267	193

Materials and supplies	166	142

Assets from risk management and trading activities	603	289

Income tax receivable	367	—

Other	104	38

	3,259	1,652

Investments

Nuclear decommissioning trust funds	404	398

Other	765	269

	1,169	667

Property

Property, plant and equipment	16,281	12,236

Property under capital leases	232	221

Nuclear fuel under capital lease	716	705

	17,229	13,162

Less accumulated depreciation, depletion and

amortization	7,799	5,775

	9,430	7,387

Goodwill (Note 3)	1,801	24

Regulatory Assets	1,156	2,686

Securitized Regulatory Assets (Note 5)	1,717	—

Other Assets

Assets from risk management and trading activities	167	—

Other	821	246

	988	246

Total Assets	$19,520	$12,662

See Notes to Consolidated Financial Statements (Unaudited)

	June 30	December 31
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$876	$404

Accrued interest	123	59

Dividends payable	89	73

Accrued payroll	109	103

Short-term borrowings	596	503

Income taxes	—	56

Current portion long-term debt	425	256

Current portion capital leases	81	41

Liabilities from risk management and trading activities	630	280

Other	456	272

	3,385	2,047

Other Liabilities

Deferred income taxes	1,886	1,801

Capital leases	97	145

Regulatory liabilities	138	3

Unamortized investment tax credit	187	167

Liabilities from risk management and trading activities	352	—

Other	1,334	590

	3,994	2,706

Long-Term Debt (Note 6)	7,250	3,894

DTEE-Obligated Mandatorily Redeemable Preferred

Securities of Subsidiaries Holding Solely

Debentures of DTEE	274	—

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 164,820,403 and 142,651,172 issued and outstanding, respectively	2,885	1,918

Accumulated other comprehensive loss	(82)	—

Retained earnings	1,814	2,097

	4,617	4,015

Contingencies (Note 10)

Total Liabilities and Shareholders’ Equity	$19,520	$12,662

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (Unaudited)
(Millions)

	Six Months Ended
	June 30

	2001	2000

Operating Activities

Net Income	$51	$225

Adjustments to reconcile net income to net cash from operating activities:

Depreciation, depletion and amortization	372	378

Restructuring charge	223	—

Other	(142)	(57)

Changes in current assets and liabilities:

Restricted cash	28	(1)

Accounts receivable	62	(59)

Inventories	(5)	12

Payables	(43)	(8)

Other	(181)	(82)

Net cash from operating activities	365	408

Investing Activities

Proceeds from sale of assets	53	—

Plant and equipment expenditures	(563)	(396)

Acquisition of MCN, net of cash acquired	(1,201)	—

Net cash used for investing activities	(1,711)	(396)

Financing Activities

Issuance of long-term debt	3,097	219

Increase (decrease) in short-term borrowings, net	(368)	235

Increase in restricted cash for debt redemptions	(30)	—

Redemption of long-term debt	(658)	(240)

Repurchase of common stock	(270)	(70)

Dividends on common stock	(147)	(149)

Net cash from (used for) financing activities	1,624	(5)

Net Increase in Cash and Cash Equivalents	278	7

Cash and Cash Equivalents at Beginning of the Period	64	33

Cash and Cash Equivalents at End of the Period	$342	$40

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$149	$159

Income taxes paid	45	34

Noncash Investing and Financing Activities

New capital lease obligations	12	41

Issuance of common stock for acquisition of MCN	1,060	—

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(Millions, Except Per Share Amounts; Shares in Thousands)

	2001

	Shares	Amount

Common Stock

Balance at beginning of year	142,651	$1,918

Issuance of new shares	29,017	1,060

Repurchase and retirement of common stock	(6,848)	(92)

Other	—	(1)

Balance at June 30, 2001	164,820	$2,885

Accumulated Other Comprehensive Loss

Net Unrealized Losses on Derivatives Qualified as Hedges:

Balance at beginning of year		$—

Net change in unrealized gains and losses (Note 8)		(82)

Balance at June 30, 2001		$(82)

Retained Earnings

Balance at beginning of year		$2,097

Net income		51

Dividends declared on common stock ($1.03 per share)		(157)

Repurchase and retirement of common stock		(179)

Other		2

Balance at June 30, 2001		$1,814

Total Shareholders’ Equity		$4,617

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – CORPORATE STRUCTURE

DTE Energy Company (Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act of 1935, as amended. The Company has no operations of its own, holding instead directly or indirectly, the stock of Detroit Edison, DTEE and other subsidiaries engaged in energy related businesses. Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600-square-mile Southeastern Michigan service area.

On May 31, 2001, the Company completed the acquisition of MCN Energy Group Inc. (now DTEE), as further discussed in Note 3. DTEE (an exempt holding company under the Public Utility Holding Company Act of 1935, as amended) is a Michigan corporation primarily involved in natural gas production, gathering, processing, transmission, storage and distribution and energy marketing. DTEE’s largest subsidiary, MichCon, is a natural gas utility serving 1.2 million customers in a 14,700-square-mile area in Michigan.

Effective January 2001, Detroit Edison transferred its transmission assets, with a book value of approximately $390 million, to International Transmission Company (ITC), then a wholly owned subsidiary of Detroit Edison. On May 31, 2001, Detroit Edison distributed 100 percent of the shares of ITC to the Company.

NOTE 2 – GENERAL

These consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes and the Quarterly Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes and the Quarterly Report Notes.

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

The consolidated financial statements are unaudited, but in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

Inventories at Detroit Edison and other subsidiaries are stated at average cost. The cost of gas inventory at MichCon, of approximately $14 million at June 30, 2001, is determined using the last-in, first-out (LIFO) method. In the energy trading operations, gas inventory is priced using the fair value method.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 3 – ACQUISITION

On May 31, 2001, the Company announced the completion of its acquisition of all outstanding shares of MCN common stock for a combination of cash and shares of the Company's common stock. The Company purchased the outstanding common stock of MCN for $2.3 billion and assumed existing MCN debt of $1.5 billion.

The acquisition has been accounted for using the purchase method. The allocation of the purchase price included in the consolidated balance sheet is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and liabilities assumed, and refinements of management's plans to divest of certain assets acquired. The purchase price allocation includes $211 million of assets held for sale. In July 2001, the Company sold its interest in four pipeline and processing joint ventures for approximately $90 million in cash and other consideration. The excess purchase price of approximately $1.8 billion was classified as goodwill. The Company began amortization of goodwill on June 1, 2001, on a straight-line basis using a 40-year life. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, the amortization of goodwill will cease, and it will then be tested for impairment on an annual basis.

The following unaudited pro forma summary presents information as if the acquisition became effective at the beginning of the respective periods noted in the table below. The pro forma amounts include the income statement impact of (1) the adjustments resulting from the acquisition by DTE and (2) the issuance of $1.35 billion of debt to finance the cash consideration for the acquisition. The pro forma amounts do not reflect any benefits from synergies that might be achieved from combining operations and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

	Six Months Ended

	2001	2000

	(millions, except per share amounts)
Operating Revenues	$5,176	$3,986

Income (Loss) Before Cumulative Effect of Accounting

Change	(11)	240

Net Income (Loss)	(111)	240

Basic and Diluted Earnings per Common Share:

Income (Loss) Before Cumulative Effect of Accounting

Change	$(0.07)	$1.40

Net Income (Loss)	$(0.66)	$1.40

NOTE 4 – RESTRUCTURING CHARGE

In the second quarter of 2001, the Company recorded a restructuring charge of $236 million ($153 million after tax). The charge was associated with a workforce reduction plan in conjunction with the acquisition of MCN, which included early retirement incentives along with voluntary separation arrangements for 1,184 employees primarily in overlapping corporate support functions. Approximately $13 million of the benefits have been paid as of June 30, 2001 and it is anticipated that the remaining benefits will be paid from retirement plans.

NOTE 5 – SECURITIZATION

Michigan Public Acts 141 and 142 permit Detroit Edison to recover certain stranded costs through securitization. The MPSC approved the issuance of securitization bonds for the benefit of Detroit Edison. Detroit Edison formed The Detroit Edison Securitization Funding LLC (“Securitization LLC”) for the purpose of securitizing its stranded costs.

In March 2001, the Securitization LLC issued $1.750 billion of its Securitization Bonds, Series 2001-1 and Detroit Edison sold $1.750 billion of stranded costs to its Securitization LLC. The Securitization Bonds mature over a period of up to fifteen years and have an average interest rate of 6.3%. Detroit Edison has implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and repayment of principal.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, stranded costs sold by Detroit Edison to the Securitization LLC and the $1.750 billion of its securitization bonds appear on Detroit Edison’s balance sheet. Detroit Edison makes no claim to these assets and ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

NOTE 6 – LONG TERM DEBT

As discussed in Note 3, the Company financed the cash consideration of the acquisition of MCN through the issuance of $1.35 billion of debt. The Company issued senior notes in three different maturities ranging from three to ten years in the following denominations: (i) $250 million 6.00% senior notes due 2004; (ii) $500 million 6.45% senior notes due 2006; and (iii) $600 million 7.05% senior notes due 2011. The interest on the notes is payable on a semi-annual basis on June 1 and December 1 of each year, beginning December 1, 2001.

Detroit Edison had $496 million of unscheduled debt redemptions during the six-month period ended June 30, 2001.

NOTE 7 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

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

As of January 1, 2001, the Company adopted SFAS No. 133, as required. The cumulative effect of the adoption of SFAS No. 133 was an after-tax increase in net income of $3 million, and an after-tax increase in other comprehensive loss of $42 million. The financial statement impact of recording the various SFAS 133 transactions for the Company at January 1, 2001 was as follows:

Amount
Increase
Financial Statement Line Item	(Decrease)

(millions)

Assets from risk management and trading activities	$26

Liabilities from risk management and trading activities	$85

Income taxes payable	$(20)

Other comprehensive loss	$42

Cumulative effect of a change in accounting principle	$3

The Company’s primary market risk exposures are associated with interest rates, commodity prices, and foreign currency fluctuations. The Company has risk management policies to monitor and assist in mitigating these market risks and uses derivative instruments to manage some of the exposures. Except for the activities of

Energy Trading, the Company does not hold or issue derivative instruments for trading purposes. All derivatives are recorded at fair value and shown as “Assets or Liabilities from risk management and trading activities” in the consolidated balance sheet.

RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

Hedge of Long-Term Debt

In accordance with its risk management policy, the Company entered into a series of forward-starting interest rate swaps and Treasury locks in order to limit its sensitivity to market interest rate risk associated with its issuance of long-term debt used to finance the acquisition of MCN. Such instruments were formally designated as cash flow hedges for accounting purposes, are measured at fair market value and are recorded as liabilities in the Company’s consolidated balance sheet. In May 2001, the Company issued long-term debt, and terminated these hedges at a cost of $83 million, with the corresponding loss on these instruments included in other comprehensive loss. Amounts recorded in other comprehensive loss are reclassified to interest expense as the interest payments affect earnings. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for this transaction is 30 years.

During the three- and six-month periods ended June 30, 2001, no amounts were recognized in earnings due to hedge ineffectiveness of this hedging relationship. However, in the first quarter of 2001, a loss of approximately $5 million was reclassified from accumulated other comprehensive loss into earnings since management determined it was probable that certain transactions within a series of interest payments associated with this issuance of long-term debt would not occur within the time frame originally anticipated. This loss was reported as a component of interest expense within the consolidated statement of income. The estimated net amount of existing losses at June 30, 2001 that is expected to be reclassified into earnings within the next 12 months is approximately $10 million.

Interest Rate Swaps

PCI Enterprises Company (PCI), a wholly owned coal pulverizing subsidiary of the Company, entered into a seven-year interest rate swap agreement beginning June 30, 1997, with the intent of reducing the impact of certain cash flows due to changes in LIBOR associated with its variable rate non-recourse debt. The swap has been formally designated as a cash flow hedge for accounting purposes, is measured at fair market value and is recorded as a liability in the Company’s consolidated balance sheet. The holding loss on the swap is included in other comprehensive loss. For the three- and six-month periods ended June 30, 2001, the Company recorded a net of tax charge of $0.7 million and $0.6 million, respectively, in other comprehensive loss for this hedge. During the three- and six-month periods ended June 30, 2001, no amounts were recognized in earnings due to ineffectiveness of this hedging relationship. No amounts are expected to be reclassified into earnings within the next 12 months.

In order to manage interest rate costs, DTEE has interest rate swap agreements to exchange fixed- and variable-rate interest payment obligations over the life of the agreements without the exchange of the underlying principle amounts. While the swaps are effective in managing DTEE’s interest costs, they do not qualify for hedge accounting under SFAS No. 133. Accordingly, the interest rate swaps are recorded at fair value with unrealized gains or losses of an immaterial nature reflected as an adjustment to interest expense in the consolidated statement of income.

Commodity Price Risk

Electricity Price Risk

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

Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power for accounting purposes. Such contracts are measured at fair market value and are recorded as assets and liabilities in the consolidated balance sheets. Gains and losses on these instruments are included in other comprehensive income. For the three- and six-month periods ended June 30, 2001, Detroit Edison recorded a net of tax charge of $34 million and $44 million, respectively, in other comprehensive income for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. At June 30, 2001, the estimated net amount of existing loss that is expected to be reclassified into earnings within the next 12 months is approximately $38 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the three- and six-month periods ended June 30, 2001.

Other Derivative Instruments

Certain of Detroit Edison’s electricity and natural gas forward purchase and sale contracts, and purchased electricity and coal option contracts entered into for the purpose of economically hedging its exposure to commodity risk, do not qualify for hedge accounting under the provisions of SFAS No. 133. Detroit Edison marks these contracts to market on its consolidated balance sheet and records an offsetting gain or loss in earnings. Such holding gains and losses are recorded in revenues or fuel, purchased power and gas expense, depending on the type of contract.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales,” as defined by SFAS No. 133, and therefore are excluded from the scope of SFAS No. 133. In June 2001, the Derivatives Implementation Group (DIG), a committee of the FASB responsible for providing guidance on the implementation of SFAS No. 133, reached final conclusions regarding certain contracts in the power generation industry. In June 2001, DIG issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales

Exception for Option-Type Contracts and Forward Contracts in Electricity” was issued. The FASB concluded that because electricity cannot be readily stored in significant quantities and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and normal sales exception. Detroit Edison continues to analyze the impact this new guidance will have on its accounting for derivative instruments.

Natural Gas Price Risk

Natural gas futures, options and swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production, and gas inventories. The trading business of DTEE has determined that this risk minimization strategy will be accounted for by marking-to-market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the trading business of DTEE with the way such business is managed and its performance measured. Additionally, certain transportation contracts are considered derivatives and marked to market under SFAS No. 133. Unrealized gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues in the consolidated statement of income.

Although it attempts to maintain a balanced or flat book from an economic standpoint, DTEE experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133. Accordingly, earnings volatility results from marking to market sales contracts with certain power generation customers without recording an offsetting amount from marking to market gas reserves that supply such contracts

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No.133. Accordingly, MichCon does not account for such contracts as derivatives.

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact the Company’s ultimate application of the standard.

TRADING ACTIVITIES

Energy Trading markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments, which include futures, exchange traded and over-the-counter options, and forward purchase and sales commitments.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. DTE did not have any comprehensive income (loss) in 2000. The following table displays comprehensive income (loss) for the applicable periods:

	Three	Six
	Months	Months
	Ended	Ended
	6/30/01	6/30/01

	(millions)

Net income (loss)	$(87)	$51

Other comprehensive income (loss), net of tax:

Net unrealized losses on derivatives qualified as hedges:

Net unrealized holding losses due to cumulative effect

of a change in accounting principle, net of taxes of $24	—	(42)

Other net unrealized holding losses arising during the

period, net of taxes of $13 and $25, respectively	(24)	(47)

Amounts reclassified to earnings, net of taxes of $2

and $4, respectively	3	7

Comprehensive loss	$(108)	$(31)

NOTE 9 – SEGMENT AND RELATED INFORMATION

The Company’s reportable business segments are its electric utility, Detroit Edison, its gas utility, MichCon, its energy trading activities, and energy services business, which develops and manages energy-related projects and services primarily concentrated in the steel industry. All Other includes businesses involved primarily in new energy technologies. Inter-segment revenues are not material. Income taxes are allocated based on inter-company tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits and accelerated depreciation to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

		Operating Revenues
		(millions)
Electric Utility	$992	$1,071	$2,016	$2,020

Gas Utility	43	—	43	—

Energy Trading	606	243	1,291	369

Energy Services	141	109	275	216

All Other	73	23	88	40

Reconciliations and Eliminations	(65)	(18)	(81)	(35)

Consolidated	$1,790	$1,428	$3,632	$2,610

		Net Income

		(millions)

Electric Utility	$(77)	$91	$36	$188

Gas Utility	(43)	—	(43)	—

Energy Trading	23	—	24	6

Energy Services	58	23	91	48

All Other	26	4	19	(5)

Reconciliations and Eliminations	(74)	(10)	(76)	(12)

Consolidated	$(87)	$108	$51	$225

NOTE 10 — CONTINGENCIES

The Company is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. An unfavorable resolution of certain proceedings still pending could have a material effect on the Company’s financial statements in the period that they are resolved.

Independent Accountants’ Report

To the Board of Directors and Shareholders of DTE Energy Company

We have reviewed the accompanying condensed consolidated balance sheet of DTE Energy Company and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of DTE Energy Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of DTE Energy Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
August 14, 2001

Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of the holders of Common Stock of the Company was held on April 25, 2001. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b)	There was no solicitation in opposition to the Board of Directors’ nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

The terms of the previously elected six directors listed below continue until the annual meeting dates shown after each name:

Lillian Bauder	April 24, 2002

David Bing	April 24, 2002

Larry G. Garberding	April 24, 2002

John E. Lobbia	April 23, 2003

Eugene A. Miller	April 23, 2003

Charles W. Pryor, Jr.	April 23, 2003

(c)	At the annual meeting of the holders of Common Stock of the Company held on April 25, 2001, the following four directors were elected to serve until the annual meeting in the Year 2004 with the votes shown:

		Total Vote
	Total Vote	Withheld
	For Each	from Each
	Director	Director

Terence A. Adderley	98,095,083	5,302,325

Anthony F. Earley, Jr.	100,339,282	3,055,254

Allan D. Gilmour	100,823,381	2,564,747

Theodore S. Leipprandt	100,796,385	2,591,743

Shareholders approved the DTE Energy Company 2001 Stock Incentive Plan with the votes shown:

For	Against	Abstain

71,724,442	12,149,183	2,287,081

Shareholders approved the DTE Energy Company Annual Incentive Plan with the votes shown:

For	Against	Abstain

93,332,583	7,737,666	2,319,481

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year 2001 with the votes shown:

For	Against	Abstain

99,493,966	2,741,509	1,154,255

There were no Shareholder proposals.

(d)	Not applicable.

Other Information.

With the retirement of Director William C. Brooks from the Board of the Company as of April 25, 2001, a resolution was passed on April 25, 2001 to set the number of directors on the Board at 10 members.

Exhibits and Reports on Form 8-K.

(a)      Exhibits

                            (i)   Exhibits filed herewith.

Exhibit
Number

4-226 —	Supplemental Indenture dated as of May 30, 2001 to Indenture dated as of April 30, 2001.

11-23 —	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

15-17 —	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2001.

99-44	$400 Million Credit Agreement dated as of July 11, 2001.

(ii)	Exhibits incorporated herein by reference.

2(a) —	Agreement and Plan of Merger, among DTE Energy, MCN Energy Group, Inc. and DTE Enterprises, Inc., dated as of October 4, 1999 and amended as of November 12, 1999, as further amended as of February 28, 2001. (Exhibit 2-2 to Form 10-K for the year ended December 31, 2000.)

3(a) —	Amended and Restated Articles of Incorporation of DTE Energy Company Energy Company dated December 13, 1995. (Exhibit 3-5 to Form 10-Q for quarter ended September 30, 1997.)

3(b) —	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. (Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.)

3(c) —	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997.)

3(d) —	Agreement and Plan of Exchange (Exhibit 1(2) to DTE Energy Form 8-B filed January 2, 1996, File No. 1-11607.)

3(e) —	Bylaws of DTE Energy Company, as amended through September 22, 1999. (Exhibit 3-3 to Registration No. 333-89175.)

4(a) —	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Corporation and The Bank of New York, as Trustee. (Exhibit 4.1 to Registration No. 333-58834.)

4(b)	First Supplemental Indenture, dated as of April 9, 2001 (Exhibit 4-223 to Form 10-Q for quarter ended March 31, 2001.)

4(c)	Second Supplemental Indenture, dated as of April 9, 2001 (Exhibit 4-224 to Form 10-Q for quarter ended March 31, 2001.)

4(d)	Third Supplemental Indenture, dated as of April 9, 2001 (Exhibit 4-225 to Form 10-Q for quarter ended March 31, 2001.)

99(a) —	Fourth Amended and Restated Credit Agreement, Dated as of January 16, 2001 among DTE Capital Corporation, the Initial Lenders, Citibank, N.A., as Agent, and ABN AMRO Bank N.V., Bank One N.A., Barclays Bank PLC, Bayerische [Landesbank Girozertrale, Cayman Islands Branch, Comerica Bank and Den Daske Bank Aktieselskab], as Co-Agents.

99(b)—	Assignment and Assumption Agreement dated April 9, 2001 (Exhibit 99-70 to Form 10-Q for quarter ended March 31, 2001.

(b)	During the second quarter of 2001, the Company filed the following Current Reports on Form 8-K:

May 25, 2001 – indicating that the Securities and Exchange Commission had issued an order approving its merger with MCN Energy Group Inc. and setting May 31, 2001 as the closing date for the merger.

June 1, 2001 – indicating that the Company completed the merger with MCN Energy Group Inc. on May 31, 2001.

June 5, 2001 – indicating that the Company issued a press release giving the details of its scheduled June 7, 2001 conference at which projected earnings guidance will be discussed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

(Registrant)

Date	August 14, 2001	By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski

Chief Accounting Officer,

Vice President

and Controller

Index To Exhibit

Exhibit
Number	Description

4-226 —	Supplemental Indenture dated as of May 30, 2001 to Indenture dated as of April 2001.

11-23 —	DTE Energy Company Basic and Diluted Earnings Per Share of Common Stock.

15-17 —	Awareness Letter of Deloitte & Touche LLP regarding their report dated August 14, 2001.

99-44	$400 Million Credit Agreement dated as of July 11, 2001.