Form 10-Q
period 2001-09-30
DTE ENERGY CO
filed 2001-11-14
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

Commission file number 1-11607

DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3217752 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

At October 31, 2001, 162,652,459 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2001

PAGE
NUMBER

DEFINITIONS	3

Part I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Consolidated Statement of Operations	12
Consolidated Statement of Changes in Shareholders’ Equity	13
Consolidated Statement of Financial Position	14
Consolidated Statement of Cash Flows	16
Notes to Consolidated Financial Statements	17
Independent Accountants’ Report	27
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	10

Part II — OTHER INFORMATION
Item 5 — Other Information	28
Item 6 — Exhibits and Reports on Form 8-K	29

SIGNATURE	30

DEFINITIONS

Annual Report	2000 Annual Report to the Securities and Exchange Commission on Form 10-K for DTE Energy Company

Annual Report Notes	Notes to Consolidated Financial Statements appearing on pages 41 through 71 of the Annual Report

Company	DTE Energy Company and consolidated subsidiary companies

Detroit Edison	The Detroit Edison Company and consolidated subsidiary companies, a wholly owned subsidiary of DTE Energy Company

DTEE	DTE Enterprises, Inc., (formerly MCN Energy Group Inc.), a wholly owned subsidiary of DTE Energy Company

Electric Choice	Customer access to competitive electric generation resources

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

ITC	International Transmission Company

kWh	Kilowatthour

MCN	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company and consolidated subsidiary companies, a wholly owned subsidiary of DTE Enterprises, Inc.

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements (Unaudited) appearing herein

PSCR	Power Supply Cost Recovery

Quarterly Reports	Quarterly Reports to the Securities and Exchange Commission on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001

Quarterly Report Notes	Notes to Consolidated Financial Statements (Unaudited) appearing on pages 16 through 23 and 18 through 26 of the Quarterly Report for the quarters ended March 31, 2001, and June 30, 2001, respectively

SFAS	Statement of Financial Accounting Standards

DTE ENERGY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q discussion and analysis should be read in conjunction with the accompanying consolidated financial statements (unaudited) and Notes, the Annual Report Notes and the Quarterly Report Notes.

Merger Completed — On May 31, 2001, the Company completed the acquisition of MCN. As discussed further in Note 3, MCN merged with DTEE, a wholly owned subsidiary of the Company, with DTEE being the surviving corporation. The operations of DTEE are included in the Company’s consolidated results from the date of acquisition. DTEE, a Michigan corporation, is an exempt holding company under the Public Utility Holding Company Act of 1935. DTEE is primarily involved in natural gas production, gathering, processing, transmission, storage, distribution and energy marketing. DTEE’s largest subsidiary, MichCon, is a natural gas utility serving 1.2 million customers in a 14,700-square-mile area in Michigan.

RESULTS OF OPERATIONS

The Company reported net income of $63 million or $0.38 per basic and diluted share of common stock for the 2001 three-month period, compared to net income of $104 million or $0.73 per basic and diluted share for the same period in 2000. For the nine-month period, net income was $114 million or $0.76 per basic and diluted share, compared to $329 million or $2.30 per basic and diluted share for the corresponding 2000 period. As subsequently discussed, the comparability of earnings was affected by merger and restructuring charges and goodwill amortization associated with the MCN merger that reduced after-tax earnings by $21 million and $190 million for the three- and nine-month periods ended September 30, 2001, respectively. During the three- and nine-month periods ended September 30, 2000, the Company recorded after-tax merger-related charges of $1 million and $6 million, respectively. See “Note 4 — Merger and Restructuring Charges” included herein for additional information.

The Company has four operating segments: Electric Utility — Detroit Edison; Gas Utility — MichCon; Energy Trading, which consists of the trading operations of DTE Energy Trading and the natural gas trading and marketing operations of DTEE; and Energy Services, which consists of various businesses that develop and manage energy-related projects and services primarily concentrated in the steel industry. Other includes expenses of DTE Corporate, the operations of energy businesses primarily involved in new technologies, non-regulated operations, other than trading, acquired from MCN, and the results of ITC, which was transferred from the Electric Utility segment in May 2001. The following table and related discussion depicts the operations of each of these segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2001	2000	2001	2000

(in Millions, except per share data)
Net Income
Before Reconciling Items:
Regulated Operations
Electric Utility	$94	$77	$244	$270
Gas Utility	(22)	—	(17)	—
Non-regulated Operations
Energy Trading	(4)	—	22	6
Energy Services	31	31	96	79
Other	(15)	(3)	(41)	(20)

	84	105	304	335
Merger and Restructuring Charges, net of tax	(8)	(1)	(173)	(6)
MCN Merger Goodwill Amortization	(13)	—	(17)	—

	$63	$104	$114	$329

Basic and Diluted Earnings Per Share
Before Reconciling Items:
Regulated Operations
Electric Utility	$0.57	$0.54	$1.63	$1.89
Gas Utility	(.13)	—	(.11)	—
Non-regulated Operations
Energy Trading	(.02)	—	.15	.04
Energy Services	.19	.22	.64	.55
Other	(.10)	(.02)	(.29)	(.14)

	.51	0.74	2.02	2.34
Merger and Restructuring Charges, net of tax	(.05)	(.01)	(1.15)	(.04)
MCN Merger Goodwill Amortization	(.08)	—	(.11)	—

	$0.38	$0.73	$0.76	$2.30

Electric Utility

Electric utility net income before merger and restructuring charges increased $17 million in the 2001 three-month period and decreased $26 million in the 2001 nine-month period.

Operating revenues increased in both the 2001 three- and nine-month periods due to higher sales to residential customers and increased revenues from wholesale customers. Residential sales reflect higher demand resulting from weather, which was warmer during the summer and colder in the winter compared to the prior year. Revenues from wholesale customers increased due to higher market prices. The increase in revenues was mitigated by a decline in rates and sales to commercial and industrial customers, and lower wholesale sales. Sales rates from commercial and industrial customers were lowered by a 5% legislatively mandated rate reduction beginning in April 2001. Commercial sales decreased primarily due to increased migration of customers to Electric Choice. Industrial sales decreased due to reduced auto and steel production and the end of the Ford Rouge replacement energy sales agreement in March of 2001. Wholesale sales decreased due to the expiration of an agreement with Consumer’s Energy in April 2001. Operating revenues also increased due to added energy-related sales and services. Additionally, revenues were

MANAGEMENT’S DISCUSSION AND ANALYSIS

affected by marking-to-market forward contracts to sell power, which lowered revenues by $47 million in the 2001 three-month period.

	Three	Nine
	Months	Months

Electric Utility
Increase (Decrease) in Net Income Compared to Prior Year
(in Millions)
Operating revenues
5% Rate reduction	$(36)	$(86)
System sales volume and mix	26	(19)
Cessation of Power Supply Cost Recovery mechanism	7	(7)
Wholesale sales	5	91
Other — net	10	29

	12	8
Fuel and purchased power	41	(17)
Operation and maintenance	(57)	(86)
Depreciation and amortization	27	52
Taxes, other than income	16	12
Interest expense and other	(6)	(13)
Income taxes	(16)	21
Cumulative effect of accounting change, net of tax	—	(3)

Total change before merger and restructuring charges	$17	$(26)

Fuel and purchased power expense was impacted by lower total system power output due to reduced electric sales and the mix of using lower cost nuclear power and higher cost purchased power. Additionally, expense was affected by marking-to-market forward and option contracts to purchase power, which lowered purchased power expense by $83 million in the 2001 three-month period and increased expense by $9 million in the 2001 nine-month period.

System output and average fuel and purchased power costs for Detroit Edison were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	11,021	11,556	30,639	31,449
Nuclear	2,406	2,422	7,135	5,774
Purchased power	2,092	1,897	5,360	7,115

System output	15,519	15,875	43,134	44,338

Average unit cost ($/MWh)
Generation	$12.60	$12.29	$12.34	$13.12

Purchased power (1)	$148.08	$138.14	$92.84	$67.42

(1)	The average purchased power amounts exclude unrealized gains and losses recorded under SFAS No. 133.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating and maintenance expenses increased approximately 26% to $279 million for the three-month period. For the nine-month period, operation and maintenance expenses increased approximately 12% to $813 million. These increases were primarily due to expenses related to increased maintenance and reliability work for power generation, expense related to the funding of the low income and energy efficiency fund required by Michigan legislation (offset in revenues), costs allocated from DTE for corporate support functions, transmission expenses billed from ITC, and storm restoration costs.

Depreciation and amortization expense reflects the extension of the amortization period for certain regulatory assets that were securitized in March 2001.

Taxes other than income include a $10 million decrease in property tax expense due to a revision of an estimated liability recorded in 2000 representing a change in the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age.

Interest expense increased due to debt issued for securitization, partially offset by redemptions of higher cost debt with the proceeds of the securitization bonds. Detroit Edison’s refunding of such debt is ongoing and is expected to be completed by the end of 2001.

Gas Utility

The Gas Utility, before merger and restructuring charges, incurred a net loss of $22 million in the 2001 three-month period and $17 million in the 2001 nine-month period. As previously discussed, the gas utility was acquired by the Company as part of the MCN acquisition on May 31, 2001. Accordingly, the operating results of the gas utility have been included in the Company’s consolidated results from the acquisition date.

The Gas Utility typically records a net loss in the third quarter due to seasonally lower demand for natural gas during the summer months. The pro forma impact of the gas utility on the Company is included in “Note 3 — Acquisition.”

Energy Trading

Energy Trading had a net loss of $4 million in the 2001 three-month period as compared to breakeven in the prior year. In the nine-month period, Energy Trading’s income increased $16 million due primarily to mark-to-market gains on gas sales contracts and derivative instruments in the natural gas trading operation of DTEE.

Energy Services

Energy Services’ net income remained the same for the three-month period. Income increased $17 million in the nine-month period due to increased generation of alternate fuels credits represented by an increased level of operations, and the addition of two new synfuels projects. This was partially offset by reduced income resulting from the sale of portions of interests in two coke battery projects.

Other

The other operations of the Company had increased losses of $12 million in the 2001 three-month period and $21 million in the 2001 nine-month period. The increased losses primarily reflect an adjustment in the effective tax rate that is expected to reverse in the 2001 fourth quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

The Company’s consolidated net cash from operating activities for the 2001 and 2000 nine-month periods totaled $358 million and $724 million, respectively. The $366 million decrease resulted primarily from lower net income, after adjusting for non-cash items (deferred taxes and restructuring charges). The Company uses its cash derived from operating activities primarily to maintain and expand its core electric and gas utility businesses and to build on non-regulated businesses. This includes leveraging investments in energy technology. In addition, the Company uses cash from operations to retire portions of its long-term debt and to pay dividends.

Investing Activities

For the nine-month periods 2001 and 2000, consolidated net cash used for investing activities totaled $1.926 billion and $546 million, respectively. The increase of $1.38 billion was due primarily to the acquisition of MCN in the second quarter and increased purchases of plant and equipment for the non-regulated businesses, partially offset by proceeds from the sale of assets.

Financing Activities

For the nine-month period in 2001, consolidated net cash from financing activities was $1.609 billion compared to the nine-month period in 2000 with consolidated net cash used for financing activities of $165 million. The increase in cash from financing activities is due primarily to the issuance of $1.75 billion of securitization bonds and the issuance of $1.35 billion of long-term debt to finance the cash consideration portion of the acquisition of MCN.

OUTLOOK

The Company remains committed to achieving its 2001 operating earnings target of at least $3.50 per share, excluding merger and restructuring charges and MCN-related goodwill amortization. The effects of the economic downturn, particularly on electric sales to industrial customers, are expected to be offset by an enterprise-wide cost reduction program. The difficult economic conditions have also resulted in a slight adjustment in the Company’s 2002 guidance to $4 per share, from a range of $4.10 to $4.20 per share. While there is no assurance that the level of earnings will be achieved for 2001 or 2002, this guidance assumes, among other things, the ability to realize the anticipated cost savings related to the MCN acquisition and a mid-year 2002 economic recovery. The acquisition is expected to provide more than $650 million in cost savings over the next five years, and about $1.1 billion over the next decade, primarily in the electric and gas utilities.

The Company remains committed to increasing its earnings growth from the current 6 percent annual level to 8 percent in the next few years. The growth strategy continues to be focused on strengthening the Company’s core electric and gas utilities, building its portfolio of non-regulated businesses and leveraging investments in energy technology. The growth strategy leverages and expands existing assets and skills.

The non-regulated growth is expected to shift over the next few years from our current reliance on profits from coal-based fuel businesses to growth from energy technologies, on-site energy projects, coal services, merchant generation and energy trading.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ENVIRONMENTAL MATTERS

As discussed in the Annual Report, the EPA has initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The National Energy Policy Development Group of the Bush Administration has undertaken a review of the EPA’s interpretation of regulations applying to new source review requirements. The Company expects this review to focus on the ability of fossil-fueled plant owners to perform plant maintenance without additional significant environmentally related modifications. While the Company anticipates its ability to continue to economically maintain its plants, the outcome of this governmental review cannot be predicted.

As discussed in the Annual Report, EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $152 million and estimates that it will incur approximately $400 to $500 million of future capital expenditures over the next several years.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties as set forth in the Company’s Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Derivatives — Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In general, SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities measured at fair value on the statement of financial position. SFAS No. 133 provides an exemption for certain contracts that qualify as “normal purchases and sales.” To qualify for this exemption, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

See “Note 7 — Financial and Other Derivative Instruments” herein for additional information.

Business Combinations, Goodwill and Intangible Assets — In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets and will be effective for fiscal years beginning after December 15, 2001. The most significant

MANAGEMENT’S DISCUSSION AND ANALYSIS

changes made by SFAS No. 142 are: 1) amortization of goodwill will cease and goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 2) the amortization period of intangible assets with finite lives will continue to be amortized over their useful lives but will no longer be limited to forty years.

The Company adopted SFAS No. 141 beginning July 1, 2001, and will adopt SFAS No. 142 effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, their adoption will not affect previously reported Company financial information. The Company will cease the amortization of goodwill on January 1, 2002 and will perform an assessment to determine whether goodwill is impaired. The Company will have a transition period from January 1, 2002 to June 30, 2002 to assess the fair value of each reporting unit and determine if goodwill has been impaired. The Company is assessing the impact of the adoption of SFAS No. 142.

Asset Retirement Obligations — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of this statement on the consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Risk Management Activities

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices. To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See “Note 7 — Financial and Other Derivative Instruments” herein for further discussion of these derivative instruments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DTEE is exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To manage this risk, natural gas futures, options, forwards and swap agreements are utilized.

A sensitivity analysis was performed to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at September 30, 2001. The Company estimates that if commodity prices were 10 percent higher or lower, the fair value of commodity contracts would increase $2.8 million and decrease $14.5 million, respectively.

Trading Activities

Energy Trading markets and trades electricity, gas and related fuels, in addition to providing price risk management services using energy commodity derivatives. A sensitivity analysis was performed to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at September 30, 2001. The Company estimates that if commodity prices were 10 percent higher or lower, the fair value of commodity contracts would decrease $15.7 million and increase $15.6 million, respectively.

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in Millions, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Operating Revenues	$2,081	$1,547	$5,713	$4,157

Operating Expenses
Fuel, purchased power and gas	1,084	747	2,940	1,670
Operation and maintenance	472	350	1,308	1,084
Depreciation, depletion and amortization	227	202	599	580
Taxes other than income	74	74	232	224
Merger and restructuring charges (Note 4)	12	2	266	9

Total Operating Expenses	1,869	1,375	5,345	3,567

Operating Income (Loss)	212	172	368	590

Interest Expense and Other
Interest expense	135	86	330	251
Other — net	18	6	14	9

Total Interest Expense and Other	153	92	344	260

Income Before Income Taxes	59	80	24	330
Income Tax Provision (Benefit)	(4)	(24)	(87)	1

Income Before Accounting Change	63	104	111	329
Cumulative Effect of Accounting Change (Note 8)	—	—	3	—

Net Income	$63	$104	$114	$329

Basic and Diluted Earnings per Common Share:
Before Accounting Change	$0.38	$0.73	$0.74	$2.30
Cumulative Effect of Accounting Change	—	—	0.02	—

Total	$0.38	$0.73	$0.76	$2.30

Weighted Average Common Shares Outstanding
Basic	164	143	150	143
Diluted	165	143	151	143
Dividends Declared per Common Share	$0.515	$0.515	$1.545	$1.545

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in Millions, Shares in Thousands)

	2001

	Shares	Amount

Common Stock
Balance at beginning of year	142,651	$1,918
Issuance of new shares	29,017	1,060
Repurchase and retirement of common stock	(8,859)	(126)
Unearned stock compensation	—	(13)
Other	—	(3)

Balance at September 30, 2001	162,809	2,836

Accumulated Other Comprehensive Loss (Note 8)
Net Unrealized Losses on Derivatives Qualifying as Hedges:
Balance at beginning of year		—
Net change in unrealized losses, net of taxes of $39		(70)

		(70)

Net Unrealized Gain on Investments
Balance at beginning of year		—
Net change in unrealized gain, net of taxes of $6		12

		12

Total Accumulated Other Comprehensive Loss		(58)

Retained Earnings
Balance at beginning of year		2,097
Net income		114
Dividends declared on common stock		(242)
Repurchase and retirement of common stock		(230)

Balance at September 30, 2001		1,739

Total Shareholders’ Equity		$4,517

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(in Millions, Except Shares)

	September 30	December 31
	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$105	$64
Restricted cash	202	88
Accounts receivable
Customer (less allowance for doubtful accounts of $47 and $21, respectively)	866	562
Accrued unbilled revenues	168	188
Other	254	88
Inventories (Note 2)
Fuel and gas	353	193
Materials and supplies	165	142
Assets from risk management and trading activities	396	289
Deferred income taxes	12	—
Other	110	38

	2,631	1,652

Investments
Nuclear decommissioning trust funds	388	398
Other	631	269

	1,019	667

Property
Property, plant and equipment	16,534	12,236
Property under capital leases	232	221
Nuclear fuel under capital lease	—	705

	16,766	13,162

Less accumulated depreciation, depletion and amortization	7,374	5,775

	9,392	7,387

Other Assets
Goodwill (Note 3)	1,926	24
Regulatory Assets	1,138	2,686
Securitized Regulatory Assets (Note 5)	1,710	—
Assets from risk management and trading activities	138	—
Other	821	246

	5,733	2,956

Total Assets	$18,775	$12,662

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(in Millions, Except Shares)

	September 30	December 31
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$681	$404
Accrued interest	116	59
Dividends payable	88	73
Accrued payroll	85	103
Short-term borrowings	762	503
Income taxes	—	116
Current portion long-term debt	633	256
Current portion capital leases	14	41
Liabilities from risk management and trading activities	435	280
Other	413	212

	3,227	2,047

Other Liabilities
Deferred income taxes	1,554	1,801
Capital leases	92	145
Regulatory liabilities	138	3
Unamortized investment tax credit	183	167
Liabilities from risk management and trading activities	260	—
Other	1,426	590

	3,653	2,706

Long-Term Debt (Note 6)	7,104	3,894

Contingencies (Note 12)

DTEE-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTEE	274	—

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 162,809,553 and 142,651,172 issued and outstanding, respectively	2,836	1,918
Accumulated other comprehensive loss (Note 8)	(58)	—
Retained earnings	1,739	2,097

	4,517	4,015

Total Liabilities and Shareholders’ Equity	$18,775	$12,662

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in Millions)

	Nine Months Ended
	September 30

	2001	2000

Operating Activities
Net Income	$114	$329
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	599	580
Merger and restructuring charges	223	—
Deferred income taxes	(220)	(131)
Other	(234)	34
Changes in current assets and liabilities:
Restricted cash	—	53
Accounts receivable	94	(141)
Inventories	(89)	20
Payables	(182)	(40)
Risk management and trading activities	19	—
Other	34	20

Net cash from operating activities	358	724

Investing Activities
Proceeds from sale of assets	184	—
Plant and equipment expenditures	(902)	(546)
Acquisition of MCN, net of cash acquired	(1,208)	—

Net cash used for investing activities	(1,926)	(546)

Financing Activities
Issuance of long-term debt	3,464	273
Increase (decrease) in short-term borrowings, net	(202)	164
Increase in restricted cash for debt redemptions	(114)	—
Redemption of long-term debt	(963)	(310)
Repurchase of common stock	(344)	(70)
Dividends on common stock	(232)	(222)

Net cash from (used for) financing activities	1,609	(165)

Net Increase in Cash and Cash Equivalents	41	13
Cash and Cash Equivalents at Beginning of the Period	64	33

Cash and Cash Equivalents at End of the Period	$105	$46

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$273	$238

Income taxes paid	45	59

Noncash Investing and Financing Activities
New capital lease obligations	13	41

Issuance of common stock for acquisition of MCN	1,060	—

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — CORPORATE STRUCTURE

The Company, a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act of 1935, as amended. The Company has no operations of its own, holding instead, directly or indirectly, the stock of Detroit Edison, DTEE and other subsidiaries engaged in energy related businesses. Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600-square-mile Southeastern Michigan service area.

On May 31, 2001, the Company completed the acquisition of MCN (now DTEE), as further discussed in Note 3. DTEE (an exempt holding company under the Public Utility Holding Company Act of 1935, as amended) is a Michigan corporation primarily involved in natural gas production, gathering, processing, transmission, storage and distribution and energy marketing. DTEE’s largest subsidiary, MichCon, is a natural gas utility serving 1.2 million customers in a 14,700-square-mile area in Michigan.

NOTE 2 — GENERAL

The consolidated financial statements (unaudited) should be read in conjunction with the Annual Report Notes and the Quarterly Report Notes. The Notes contained herein update and supplement matters discussed in the Annual Report Notes and the Quarterly Report Notes.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements are unaudited, but in the opinion of the Company, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

Inventories at Detroit Edison and other subsidiaries are stated at average cost. The cost of gas inventory at MichCon of approximately $122 million at September 30, 2001 is determined using the last-in, first-out (LIFO) method. In the energy trading operations, gas inventory is priced using the fair value method.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 3 — ACQUISITION

On May 31, 2001, the Company completed the acquisition of MCN by acquiring all outstanding shares of MCN common stock for a combination of cash and shares of the Company’s common stock. The Company purchased the outstanding common stock of MCN for $2.3 billion and assumed existing MCN debt of $1.5 billion.

The acquisition has been accounted for using the purchase method. The allocation of the purchase price included in the consolidated statement of financial position is preliminary and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and liabilities assumed, and refinements of management’s plans to divest of certain assets acquired. The excess purchase price over the fair value of net assets acquired totaled approximately $1.9 billion and was classified as goodwill. The Company began amortizing goodwill on June 1, 2001, on a straight-line basis using a 40-year life. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the amortization of goodwill will cease, and it will be tested for impairment on an annual basis.

The following unaudited pro forma summary presents information for the Company as if the acquisition became effective at the beginning of the respective periods. The pro forma amounts include the statement of operations impact of (1) acquiring the operations of MCN; (2) issuing $1.35 billion of debt and 29 million shares of common stock to finance the acquisition; and (3) certain other adjustments. The pro forma amounts do not reflect any benefits from synergies that are expected to be achieved from combining operations, do not necessarily reflect the actual results that would have occurred had the companies been combined for the periods presented and are not necessarily indicative of future results of operations of the combined companies.

	Nine Months Ended
	September 30

	2001	2000

(in Millions, except per share amounts)
Operating revenues	$7,257	$5,999
Income before cumulative effect of accounting change	$53	$267
Net income	$56	$267
Basic and diluted earnings per share:
Before cumulative effect of accounting change	$.32	$1.55
Total	$.34	$1.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to further refinement.

At
May 31,
2001

(in Millions)
Current assets	$897
Investments	189
Property, plant and equipment, net	1,656
Other assets	1,254
Assets held for sale	217
Goodwill	1,906

Total assets acquired	6,119

Current liabilities	(1,429)
Other liabilities	(1,203)
Long-term debt	(1,211)

Total liabilities assumed	(3,843)

Net assets acquired	$2,276

NOTE 4 — MERGER AND RESTRUCTURING CHARGES

During the third quarter of 2001, the Company incurred merger-related charges of $12 million ($8 million after tax) consisting primarily of system integration, relocation, legal and consulting costs. During the nine-month period ended September 30, 2001, the Company incurred merger and restructuring charges of $266 million ($173 million after tax) primarily associated with a workforce reduction plan in conjunction with the acquisition of MCN. The plan included early retirement incentives along with voluntary separation arrangements for 1,186 employees primarily in overlapping corporate support functions. Approximately $13 million of the benefits have been paid as of September 30, 2001, and it is anticipated that the remaining benefits will be paid from retirement plans.

NOTE 5 — SECURITIZATION

Michigan Public Acts 141 and 142 permit Detroit Edison to recover certain stranded costs through securitization. The stranded costs primarily represent Detroit Edison’s unamortized investment in the 1,150 MW Fermi 2 nuclear power plant that was classified as a regulatory asset. The MPSC approved the issuance of securitization bonds for the benefit of Detroit Edison. Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC), a wholly owned subsidiary, for the purpose of securitizing its stranded costs.

In March 2001, the Securitization LLC issued $1.750 billion of Securitization Bonds, Series 2001-1, and Detroit Edison sold $1.750 billion of stranded costs to the Securitization LLC. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securitization Bonds mature over a period of up to fifteen years and have an average interest rate of 6.3%. Detroit Edison has implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, stranded costs sold by Detroit Edison to the Securitization LLC and the $1.750 billion of its securitization bonds appear on the Company’s consolidated statement of financial position. The Company makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

NOTE 6 — LONG TERM DEBT

The Company financed the cash consideration of the acquisition of MCN through the issuance of $1.35 billion of debt in May 2001. The Company issued three series of senior notes with differing maturities ranging from three to ten years in the following denominations: (i) $250 million of 6.00% senior notes due 2004; (ii) $500 million of 6.45% senior notes due 2006; and (iii) $600 million of 7.05% senior notes due 2011. Interest is payable on a semi-annual basis beginning December 1, 2001.

During the nine-month period ended September 30, 2001, Detroit Edison used proceeds from securitization along with other refinancings to redeem $861 million in debt, of which $698 million represented unscheduled redemptions.

In August 2001, MichCon issued $200 million of 6.125% senior secured notes, due 2008. Interest is payable on a semi-annual basis beginning March 1, 2002. In August 2001, MichCon paid the entire outstanding balance of a $40 million mortgage bond that was due in May 2021.

In September 2001, Detroit Edison issued $139.9 million of tax-exempt bonds secured by mortgage bonds due 2029. Interest is payable on a semi-annual basis beginning March 1, 2002.

NOTE 7 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.”

As of January 1, 2001, the Company adopted SFAS No. 133, as required. The financial statement impact of recording the various SFAS No. 133 transactions for the Company at January 1, 2001 was as follows:

Amount
Increase
Financial Statement Line Item	(Decrease)

(in Millions)
Assets from risk management and trading activities	$26
Liabilities from risk management and trading activities	$85
Income taxes payable	$(20)
Cumulative effect of a change in accounting principle:
Other comprehensive loss	$42
Net income	$3

The Company’s primary market risk exposures are associated with interest rates and commodity prices. The Company has risk management policies to monitor and assist in mitigating these market risks and uses derivative instruments to manage some of the exposures. Except for the activities of the Energy Trading business segment, the Company does not hold or issue derivative instruments for trading purposes. All derivatives are recorded at fair value and shown as “Assets or Liabilities from risk management and trading activities” in the consolidated statement of financial position.

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact the Company’s ultimate application of the standard.

RISK MANAGEMENT ACTIVITIES

Interest Rate Risk

During 2000, the Company entered into a series of forward-starting interest rate swaps and treasury locks in order to limit its sensitivity to market interest rate risk associated with its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

issuance of long-term debt used to finance the acquisition of MCN. Such instruments were formally designated as cash flow hedges, measured at fair value and reported as liabilities in the Company’s consolidated statement of financial position. In May 2001, the Company issued long-term debt, and terminated these hedges at a cost of $83 million, with the corresponding loss on these instruments included in other comprehensive loss. During the next 30 years, amounts recorded in other comprehensive loss will be reclassified to interest expense as the related interest affects earnings. At September 30, 2001, the estimated amount of existing losses that is expected to be reclassified into earnings within the next 12 months is approximately $10 million.

In the first quarter of 2001, a loss of approximately $5 million was reclassified from accumulated other comprehensive loss into earnings since management determined it was probable that certain transactions associated with the issuance of long-term debt would not occur within the time frame originally anticipated. This loss was reported as a component of interest expense within the consolidated statement of operations.

Commodity Price Risk

Electric Utility

Detroit Edison uses over-the-counter forward contracts and options to manage the risk of fluctuations in the market price of electricity. Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power. Such contracts are measured at fair value and are recorded as assets and liabilities in the consolidated statement of financial position, with gains and losses included in other comprehensive income. For the three- and nine-month periods ended September 30, 2001, Detroit Edison recorded a gain of $10 million and a loss of $34 million, respectively, net of tax, in other comprehensive income for these hedges. Amounts recorded in other comprehensive income will be reclassified to fuel and purchased power expense as the forecasted purchases of electricity affect earnings. At September 30, 2001, the estimated net amount of existing loss that is expected to be reclassified into earnings within the next 12 months is approximately $19 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the three- and nine-month periods ended September 30, 2001.

Certain of Detroit Edison’s electricity and natural gas forward purchase and sale contracts, and purchased electricity and coal option contracts entered into for the purpose of economically hedging its exposure to commodity risk, do not qualify for hedge accounting under SFAS No. 133. Detroit Edison marks these contracts to market on its consolidated statement of financial position and records corresponding gains or losses in earnings. Such holding gains and losses are recorded in revenues or fuel, purchased power and gas expense, depending on the type of contract.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales” and therefore are excluded from the scope of SFAS No. 133. In June 2001, the FASB provided guidance on the implementation of SFAS No. 133 regarding certain contracts in the power generation industry. In June 2001, issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity” was issued. The FASB concluded that because electricity cannot be readily stored in significant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

quantities and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option-like contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and sales exception. Detroit Edison adopted this new guidance on July 1, 2001, as required, and began amortizing the previously recorded liability on option-like contracts over their remaining lives. In October 2001, the FASB issued revisions to issue No. C15 which would be effective January 1, 2002. If issue No. C15 is not further revised by the FASB, mark-to-market accounting may be required for such option-like contracts. Detroit Edison continues to analyze the impact this new guidance will have on its accounting for derivative instruments.

Gas Utility

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements through 2001. These contracts are designated and qualify for the “normal purchases” exception under SFAS No.133. Accordingly, MichCon does not account for such contracts as derivatives.

Non-regulated Operations

Natural gas futures, options and swap agreements are used to manage exposure to the risk of market price fluctuations on gas sale and purchase contracts, gas production, and gas inventories. DTEE has determined that this risk minimization strategy will be accounted for by marking-to-market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting with the way such business is managed and its performance measured. Additionally, certain transportation contracts are considered derivatives and marked to market under SFAS No. 133. Unrealized gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues in the consolidated statement of operations.

Although it attempts to maintain a balanced or flat book from an economic standpoint, DTEE experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133. Accordingly, earnings volatility results from marking to market sales contracts with certain power generation customers without recording an offsetting amount from marking to market gas reserves that supply such contracts.

TRADING ACTIVITIES

Energy Trading markets and trades electricity and natural gas physical products and financial instruments and provides risk management services utilizing energy commodity derivative instruments, which include futures, exchange-traded and over-the-counter options, and forward purchase and sales contracts. Contracts used in trading activities are accounted for under Emerging Issues Task Force Issue No. 98-10 “Accounting for Energy Trading Activities and Risk Management Activities.” Accordingly, such contracts are marked-to-market with unrealized gains and losses recorded in the consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company did not have other comprehensive income (loss) in 2000. The following table displays comprehensive income (loss) for applicable periods:

	Three Months	Nine Months
	Ended	Ended
	September 30	September 30

(in Millions)
Net income	$63	$114

Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives qualifying as hedges:
Cumulative effect of a change in accounting principle, net of taxes of $24	—	(42)
Losses arising during the period, net of taxes of $4 and $29, respectively	(7)	(54)
Amounts reclassified to earnings, net of taxes of $10 and $14, respectively	19	26

	12	(70)
Net unrealized gain on investments:
Change in unrealized gain, net of taxes of $6	10	12

Total other comprehensive income (loss)	22	(58)

Comprehensive income	$85	$56

NOTE 9 — SEGMENT INFORMATION

The Company’s reportable business segments are: Electric Utility — Detroit Edison; Gas Utility — MichCon; Energy Trading, which consists of the trading operations of DTE Energy Trading and the natural gas trading and marketing operations of DTEE; and Energy Services, which consists of various businesses that develop and manage energy-related projects and services primarily concentrated in the steel industry. “All other” includes expenses of DTE Corporate, the operations of energy businesses primarily involved in new technologies, non-regulated operations, other than trading, acquired from MCN, and the results of ITC, which was transferred from the Electric Utility segment in May 2001. Inter-segment revenues are not material. Income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

taxes are allocated based on inter-company tax sharing agreements, which generally allocate the tax benefit of alternate fuels tax credits, accelerated depreciation and operating losses to the respective subsidiary, without regard to the subsidiary’s own net income or whether such tax benefits are realized by the Company. Financial data for business segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

(in Millions)
Operating Revenues
Electric Utility	$1,121	$1,109	$3,137	$3,129
Gas Utility	123	—	166	—
Energy Trading	692	295	1,983	664
Energy Services	150	129	425	345
All other	33	37	89	77
Reconciliation and eliminations	(38)	(23)	(87)	(58)

Consolidated	$2,081	$1,547	$5,713	$4,157

Net Income
Electric Utility	$88	$76	$124	$264
Gas Utility	(23)	—	(66)	—
Energy Trading	(4)	—	22	6
Energy Services	31	31	96	79
All other	(16)	(1)	(1)	(11)
Reconciliation and eliminations	(13)	(2)	(61)	(9)

Consolidated	$63	$104	$114	$329

The acquisition of MCN resulted in an increase in total assets at September 30, 2001 of approximately $2.388 billion in the Gas Utility segment, $593 million in the Energy Trading segment and $2.662 billion in all other.

NOTE 10 — REGULATORY MATTERS

In October 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs, as required by Public Act 141 of 2000 (PA 141). In a filing in February 2001, Detroit Edison defined net stranded costs as the economic harm that results from the loss of bundled rate generation revenue resulting from Electric Choice, offset by the benefits received when Detroit Edison sells this available power into the market. Detroit Edison proposed a zero transition charge for the year 2002. A transition charge or credit would begin in 2003, based on actual net stranded costs or benefits, as defined, experienced in 2002. The MPSC Staff proposed to determine a net stranded cost transition charge based on revenue requirements for the fixed cost component of generation plant, with a surcharge floor of zero. On November 8, 2001, a MPSC Administrative Law Judge issued a Proposal for Decision (PFD) that generally supported the MPSC staff’s proposal. The PFD also proposed the recognition of variable as well as fixed costs of generation. An order is not expected before the end of 2001.

NOTE 11 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. These include the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

assumed exercise of stock options, assumed vesting of non-vested stock awards and assumed issuance of performance share awards.

A reconciliation of both calculations for the 2001 and 2000 three- and nine-month periods is presented in the table below. In each period presented, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive based on average market prices during the respective periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

(Thousands, except per share amounts)
Basic Earnings Per Share
Income Before Accounting Change	$62,500	$103,784	$110,682	$329,050
Weighted average number of common shares outstanding	163,918	142,655	150,230	143,272
Earnings per share of common stock based on weighted average number of shares outstanding	$0.38	$0.73	$0.74	$2.30

Diluted Earnings Per Share
Income Before Accounting Change	$62,500	$103,784	$110,682	$329,050
Weighted average number of common shares outstanding	163,918	142,655	150,230	143,272

Incremental shares from:
Options	676	181	554	88
Non-vested stock awards	115	—	75	—
Performance share awards	2	—	2	—

Total effect of dilutive securities	793	181	631	88

	164,711	142,836	150,861	143,360

Earnings per share of common stock assuming issuance of incremental shares	$0.38	$0.73	$0.74	$2.30

NOTE 12 — CONTINGENCIES

The Company is involved in certain legal (including commercial matters), administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, and pending judicial matters. Management cannot predict the final disposition of such proceedings. Management regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on the Company’s financial statements in the period they are resolved.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of DTE Energy Company

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of DTE Energy Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of DTE Energy Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 13, 2001

OTHER INFORMATION

Regulatory Matters

Electric Utility — On June 4, 2001, pursuant to Public Act 141 of 2000 (PA 141), Detroit Edison filed with the MPSC an application outlining its proposal to unbundle its existing rates. PA 141 required utilities to submit applications to unbundle their existing rates and separately identify and charge for discrete services. Detroit Edison believes, and has proposed, that it provides two discrete services: distribution service, which will continue to be regulated by the MPSC, and bulk power supply service, which is available from market suppliers. Distribution service has already been unbundled through the MPSC-authorized Retail Access Service Tariffs. In its application, Detroit Edison has proposed to make its customers aware of the costs associated with distribution service defined by the Retail Access Service Tariffs. The remaining costs are those against which price comparisons can be made when the customer receives bulk power supply offers from alternative electric suppliers. On August 23, 2001, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) that indicates Detroit Edison’s June 4, 2001 filing did not comport with the requirements of PA 141 and recommends Detroit Edison should be required to refile an application with the MPSC. Detroit Edison has filed exceptions to the PFD with the MPSC to have the ALJ’s ruling overturned.

The MPSC initiated a case in February 2001 to address the August 2000 request by the Association of Businesses Advocating Tariff Equity (ABATE) to consider the consequences of the transfer of transmission assets from Detroit Edison to ITC. The request by ABATE, which had been adjourned pending the June 4, 2001 unbundling filing, was reinstated with testimony to be filed in the fourth quarter of 2001 and hearings planned for 2002.

Gas Utility — The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In October 2000, the MPSC issued an order that provides uniform terms and conditions for a new voluntary customer choice program in Michigan. Key aspects of the order include: (i) continuing customer choice on a permanent and expanding basis; (ii) eliminating fixed commodity rates in favor of gas cost recovery (GCR) rates; and (iii) investigating the potential unbundling of additional services offered by Michigan gas utilities.

MichCon is operating under its Regulatory Reform Plan that ends in December 2001. The Plan includes a Gas Sales Program under which MichCon’s gas sales rates include a gas commodity component that is fixed at $2.95 per thousand cubic feet (Mcf). With the expiration of the Regulatory Reform Plan, MichCon will return to a GCR mechanism in January 2002. In August 2001, MichCon filed an application with the MPSC that proposes a maximum GCR factor of $4.54 per Mcf.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(i)  Exhibits filed herewith.

Exhibit
Number	Description

15-18	Awareness Letter of Deloitte & Touche LLP regarding their
report dated November 13, 2001.
99-1	$800 million Credit Agreement dated as of November 7, 2001.

(b)  During the third quarter of 2001, the Company filed the following Current Reports on Form 8-K:

July 6, 2001 — indicating that the Company issued press releases confirming earnings guidance and discussing expected merger synergies.

August 14, 2001 — indicating the acquisition of assets disclosure and pro forma financial information as a result of the acquisition of MCN Energy Group Inc. on May 31, 2001.

August 27, 2001 — indicating that the Company issued a strategy update.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date: November 13, 2001	By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President And Controller

DTE Energy Company File No. 1-11607

Exhibit Index

Quarterly Report on Form 10-Q for Quarter Ended
September 30, 2001

Exhibit
Number	Description

15-18	Awareness Letter of Deloitte & Touche, LLP regarding their report dated November 13, 2001.

99-1	$800 Million Credit Agreement dated as of November 7, 2001.