Form 10-K405
period 2001-12-31
DTE ENERGY CO
filed 2002-03-29
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-11607

DTE ENERGY COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3217752 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)
313-235-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value, with contingent preferred stock purchase rights	New York and Chicago Stock Exchanges

8 5/8% Trust Preferred Securities*	New York Stock Exchange

7.8% Trust Preferred Securities **	New York Stock Exchange

*	Issued by MCN Financing II. The payments of dividends and payments on liquidation or redemption are guaranteed by DTE Energy.

**	Issued by DTE Energy Trust I

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 28, 2002, 161,133,959 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding, with an aggregate market value of approximately $6.7 billion based upon the closing price on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2002 Annual Meeting of Common Shareholders to be held April 24, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12 and 13) of this Form 10-K.

DTE Energy Company

ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

DEFINITIONS

Company	DTE Energy Company and Subsidiary Companies

Consumers Energy	Consumers Energy Company (a wholly owned subsidiary of CMS Energy Corporation)

Customer Choice	The choice programs are statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy)

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 that permits MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (a wholly owned subsidiary of DTE Energy Company)

kWh	Kilowatthour

Ludington	Ludington Hydroelectric Pumped Storage Plant (owned jointly with Consumers Energy)

MCN Energy	MCN Energy Group Inc.

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

Note(s)	Note(s) to Consolidated Financial Statements of the Company

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Registrant	Company or DTE Energy Company

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity and gas.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the Power Supply Cost Recovery mechanism, changes in the cost of natural gas, the effects of competition and the implementation of Electric and Gas Choice Programs, the implementation of electric and gas utility restructuring in Michigan, environmental and nuclear requirements, the impact of FERC proceedings and regulations, the timing of the accretive effects of DTE Energy’s merger with MCN Energy, and the contributions to earnings by non-regulated businesses.

PART I

Item 1. Business

GENERAL

DTE Energy Company (DTE Energy or the Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act of 1935. The Company is the parent holding company of The Detroit Edison Company (Detroit Edison), the International Transmission Company (ITC), DTE Enterprises Inc. (Enterprises), and other subsidiaries engaged in energy trading, energy services and other energy-related businesses.

On May 31, 2001, DTE Energy completed the acquisition of MCN Energy Group Inc. (MCN Energy). At that time, MCN Energy merged with Enterprises, with Enterprises being the surviving corporation. The operations of Enterprises are included in the Company’s consolidated results from the date of acquisition. Enterprises, a Michigan corporation, is an exempt holding company under the Public Utility Holding Company Act of 1935. Enterprises is primarily involved in natural gas production, gathering, processing, transmission, storage, distribution and energy marketing. Enterprises’ largest subsidiary, Michigan Consolidated Gas Company (MichCon), is a natural gas utility serving 1.2 million customers in a 14,700 square-mile area in Michigan.

SEGMENTS

The Company currently operates its businesses through six segments: Electric Utility; Gas Utility; Wholesale Marketing & Trading; Energy Services; Other Non-regulated Operations; and Corporate & Other.

(in Millions)	2001	2000	1999

Operating Revenues

Electric Utility	$4,051	$4,129	$4,047

Gas Utility	603	—	—

Wholesale Marketing & Trading	2,580	985	251

Energy Services	577	472	418

Non-regulated other	137	92	39

Eliminations	(99)	(81)	(27)

Consolidated	$7,849	$5,597	$4,728

ELECTRIC UTILITY

Electric Utility is comprised of the operations of Detroit Edison and the International Transmission Company. Detroit Edison is a public utility regulated by the Michigan Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC) and is engaged in the generation and distribution of electricity to 2.1 million residential, commercial and industrial customers in a 7,600 square-mile Southeastern Michigan service area. The International Transmission Company is regulated by the FERC and owns transmission assets that are operated by the Midwest Independent System Operator, a regional transmission operator. Prior to June 2001, Detroit Edison owned these transmission assets. As a result of the continued restructuring of the electric industry, the Company is currently contemplating the sale of ITC. Any divestiture will be independently evaluated to maximize shareholder value.

Operating revenues, sales and customer data by rate class are as follows:

	2001	2000	1999

Operating Revenues (in Millions)

Residential	$1,298	$1,265	$1,300

Commercial	1,533	1,670	1,629

Industrial	773	848	809

Wholesale	196	130	130

Other	251	216	179

	$4,051	$4,129	$4,047

Sales (in Thousands of MWh)

Residential	14,503	13,903	14,064

Commercial	18,777	19,762	19,546

Industrial	14,430	16,090	15,647

Wholesale	868	2,592	3,672

Other	2,538	2,653	2,595

	51,116	55,000	55,524

Customers (in Thousands)

Residential	1,938	1,922	1,904

Commercial	184	185	182

Industrial	1	1	1

Other	2	2	2

	2,125	2,110	2,089

Detroit Edison’s sales and revenues are impacted by weather. Its peak load and highest total system sales generally occur during the third quarter of the year due to air conditioning and cooling-related loads.

During 2001, sales to automotive and automotive-related customers accounted for approximately 8.5 percent of total Detroit Edison operating revenues. Detroit Edison’s 30 largest industrial customers accounted for approximately 17 percent of total operating revenues in 2001, 2000 and 1999, and no one customer accounted for more than 5 percent of total operating revenues. Detroit Edison's operations are not dependent upon a limited number of customers and the loss of any one or a few customers is not reasonably likely to have a material adverse effect on Detroit Edison.

Detroit Edison’s generating capability is primarily dependent upon coal. Detroit Edison expects to obtain the majority of its coal requirements through long-term contracts with the balance to be obtained through short-term agreements and spot purchases. Detroit Edison has contracts with four coal suppliers for a total purchase of up to 34 million tons of low-sulfur western coal to be delivered during the period from 2002 through 2005. Detroit Edison also has four contracts for the purchase of approximately 16.8 million tons of Appalachian coal to be delivered during the period from 2002 through 2007. These existing long-term coal contracts include provisions for price escalation as well as de-escalation.

Detroit Edison continues to bill and collect transmission revenue as currently authorized in its bundled distribution rates approved by the MPSC. ITC provides transmission services to customers of Detroit Edison and other non-affiliated customers. ITC billed Detroit Edison approximately $57 million since June 1, 2001, for the costs of providing transmission services to utility customers.

GAS UTILITY

Gas Utility represents the operations of MichCon, which is regulated by the MPSC. MichCon is a public utility engaged in the purchase, distribution, storage and transmission of natural gas throughout Michigan to 1.2 million residential, commercial and industrial customers. As previously discussed, the Company acquired MichCon on May 31, 2001, as part of the MCN Energy merger. Accordingly, the operating results of MichCon are included in the Company’s consolidated results from the acquisition date.

MichCon’s sales and revenues are impacted by weather and are concentrated in the first and fourth quarters of the year due to heating-related demands.

MichCon’s operations are not dependent upon a limited number of customers, and the loss of any one or a few customers is not reasonably likely to have a material adverse effect on MichCon.

MichCon obtains its natural gas supply from various sources in different geographic areas under agreements that vary in both pricing and terms. MichCon has entered into fixed-price contracts for approximately 155 billion cubic feet (Bcf) of its expected 2002 supply requirements of 200 Bcf. The balance of the gas supply requirements will be met through the utilization of existing gas in inventory and purchasing gas at market prices. MichCon owns and operates four natural gas storage fields in Michigan with a capacity of approximately 124 Bcf. MichCon has long-term firm transportation agreements expiring on various dates through 2011.

WHOLESALE MARKETING & TRADING

Wholesale Marketing & Trading consists primarily of the electric, gas and coal trading and marketing operations of DTE Energy Trading Company and the natural gas trading and marketing operations of Enterprises. Wholesale Marketing & Trading enters into forwards, futures, swaps and option contracts as part of its trading strategy. Wholesale Marketing & Trading also purchases and sells electricity and gas to marketers and brokerage companies.

Wholesale Marketing & Trading is an asset-based business that enters into structured back-to-back financial and physical transactions to minimize its risk to commodity prices and enhance returns from its pipeline and storage assets.

ENERGY SERVICES

Energy Services is comprised of various businesses that develop and manage energy-related assets and services. Such projects include coke production, synfuels production, independent power plants, on-site powerhouses and cogeneration facilities, coal services and landfill gas recovery. The economic viability of the synfuels projects is tied to their generation of alternate fuels tax credits.

OTHER NON-REGULATED OPERATIONS

Other Non-Regulated Operations represent the operations of energy businesses primarily involved in emerging technologies, and various other energy operations acquired with the MCN Energy merger, including the exploration and production of gas, the gathering, processing and storing of gas, and the production of methanol. Certain pipeline and storage assets are used to support the Wholesale Marketing & Trading segment.

CORPORATE & OTHER

Corporate & Other includes administrative and general expenses, and interest cost of DTE Energy corporate that have not been allocated to the regulated and non-regulated businesses.

See Note 17 — Segment and Related Information, for financial information by segment for the last three fiscal years.

REGULATION

Detroit Edison and MichCon are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating related matters. Detroit Edison is regulated by the FERC with respect to financing authorization. ITC is regulated by the FERC for the transmission of electric energy. The Nuclear Regulatory Commission (NRC) has regulatory jurisdiction over all phases of the operation, construction (including plant modification), licensing and decommission of Detroit Edison’s Fermi 2 nuclear plant.

ELECTRIC UTILITY

In June 2000, the Michigan Legislature enacted legislation that established January 2002 as the date for full implementation of the electric Customer Choice program and reduced electric rates by 5%. The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004, and remaining business customers through 2003. In December 2001, the MPSC issued orders designed to increase customer participation in the electric Customer Choice program and to allow Detroit Edison to recover costs not previously securitized related to its generation operations that may not otherwise be recoverable due to Electric Choice related lost sales and margins. Detroit Edison has requested rehearing, clarification and changes to certain aspects of the December 2001 orders.

Due to MPSC orders issued in 1997 and 1998, which altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison, effective December 1998, Detroit Edison’s generation business no longer met the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

GAS UTILITY

In December 2001, the MPSC issued orders that continue MichCon’s gas Customer Choice program on a permanent and expanding basis and reinstated MichCon’s gas cost recovery (GCR) mechanism in January 2002 upon termination of its three-year experimental Gas Sales Program in which its sales rates included a gas commodity component that was fixed at $2.95 per thousand cubic feet (Mcf).

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Regulatory Matters for further discussion of regulation and electric and gas industry restructuring.

ENVIRONMENTAL MATTERS

The Company is subject to extensive environmental regulation. Additional costs may result as the effects of various chemicals on the environment are studied and governmental regulations are developed and implemented. The Company expects that it will continue to recover environmental costs through rates charged to customers.

ELECTRIC UTILITY

Detroit Edison is subject to applicable permit requirements, and to increasingly stringent federal, state and local standards covering among other things, particulate and gaseous stack emission limitations, the discharge of effluents into lakes and streams and the handling and disposal of waste material.

The U.S. Environmental Protection Agency (EPA) issued ozone transport regulations and air quality standards relating to ozone and particulate air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, carbon dioxide and particulate emissions. The EPA initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The Company cannot predict the future impact of this issue upon Detroit Edison.

Detroit Edison is required to demonstrate that the cooling water intake structures at all of its facilities minimize adverse environmental impact. Detroit Edison filed such demonstrations and in the event of a final adverse decision, may be required to install additional control technologies to further minimize the impact.

Various state and federal laws regulate Detroit Edison’s handling, storage and disposal of its waste materials. The EPA and the Michigan Department of Environmental Quality (MDEQ) have aggressive programs regarding the clean up of contaminated property. Detroit Edison has extensive land holdings and, from time to time, must investigate claims of improperly disposed of contaminants. Detroit Edison anticipates it will be periodically included in these types of environmental proceedings.

GAS UTILITY

Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Enterprises owns, or previously owned, 17 such former manufactured gas plant (MGP) sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Enterprises is remediating eight of the former MGP sites and is conducting more extensive investigations at three of the sites. Enterprises has received MDEQ closure of one site and a determination that it is not a responsible party for two other sites. The Company believes that a cost deferral and rate recovery mechanism approved by the MPSC will prevent these costs from having a material adverse impact on the Company’s results of operations.

OTHER

The Company’s non-regulated affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. These non-regulated affiliates are in substantial compliance with all environmental requirements.

Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 – Commitments and Contingencies for further discussion of environmental matters.

COMPETITION

The state of Michigan continues its initiatives to restructure the electric and gas industries by expanding the existing Customer Choice programs to allow customers the opportunity to benefit from lower electric generation and gas costs resulting from competition.

ELECTRIC UTILITY

Competition in the electric business is provided by alternative suppliers of generation services in the wholesale and retail markets. Effective January 1, 2002, the electric Customer Choice program was expanded whereby all electric customers can choose to purchase the electricity from alternative suppliers. It is estimated that approximately 5% to 8% of Detroit Edison’s generation sales could be lost as a result of customers participating in the electric Customer Choice program in 2002. Detroit Edison does not earn margins on generation from customers who purchase from alternative suppliers of generation under the electric Customer Choice program. ITC and Detroit

Edison continue to earn margins from providing transmission and distribution services to customers. MPSC orders issued in December 2001 could result in higher numbers of retail customers being lost to Customer Choice.

GAS UTILITY

Competition in the gas business primarily involves alternate fuels and energy sources and alternative suppliers of natural gas. Under the expanded gas Customer Choice program, beginning April 1, 2002, up to approximately 40% of MichCon’s customers could purchase gas from alternative suppliers. Beginning April 1, 2003, up to approximately 60% could participate and beginning April 2004, all of MichCon’s gas customers could participate in the gas Customer Choice program. As of December 2001, approximately 30,000 customers were participating under the temporary choice program. Due to the reinstatement of the GCR mechanism in January 2002, MichCon’s gas sales rates will now include a gas commodity component designed to recover its actual gas costs. MichCon will continue to transport and deliver the gas to participating customers at prices that generate favorable margins.

OTHER

The Company’s non-regulated subsidiaries primarily compete with other utilities and energy companies, utility-affiliated and independent developers, power and natural gas marketers, distributed generation developers and venture investment companies.

Please see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Regulatory Matters for further discussion of competition and the impact on rates.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had 11,030 employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Present
			Position
Name	Age (a)	Present Position	Held Since

Anthony F. Earley, Jr.	52	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer	8-1-98

Gerard M. Anderson	43	Group President	5-31-01

Robert J. Buckler	52	Group President	5-31-01

Stephen E. Ewing	57	Group President	5-31-01

Howard L. Dow	46	Senior Vice President	5-31-01

S. Martin Taylor	61	Senior Vice President	4-28-99

Eric H. Peterson (b)	41	Senior Vice President and General Counsel	9-5-00

David E. Meador	44	Senior Vice President and Chief Financial Officer	5-31-01

Susan M. Beale	53	Vice President and Corporate Secretary	12-11-95

Daniel G. Brudzynski	41	Vice President and Controller	2-8-01

(a)	As of December 31, 2001
(b)	Effective April 1, 2002, Thomas A. Hughes, age 58, will serve as acting General Counsel

Under the Company’s By-Laws, the officers of the Company are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Peterson, Dow and Ewing, all of the above officers have been employed by the Company in one or more management capacities during the past five years.

Eric H. Peterson was a partner with Worsham Forsythe Wooldridge LLP of Dallas, Texas prior to joining the Company. Effective September 2000, he was elected Senior Vice President and General Counsel. Mr. Peterson resigned from the Company, effective March 31, 2002.

Howard L. Dow was elected senior vice president, strategic planning and development at DTE Energy on May 31, 2001. He joined DTE Energy having previously served as executive vice president and chief financial officer of MCN Energy during the previous five years.

Stephen E. Ewing was elected group president for DTE Energy Gas on May 31, 2001. He joined DTE Energy having previously served as president and chief operating officer of MCN Energy and president and chief executive officer of MichCon during the previous five years.

Pursuant to Article VI of the Company’s Articles of Incorporation, directors of the Company will not be personally liable to the Company or its shareholders in the performance of their duties to the full extent permitted by law.

Article VII of the Company’s Articles of Incorporation provides that each current or former director or officer of the Company, or each current and former employee or agent of the Company or a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including the heirs, executors, administrators or estate of such person), shall be indemnified by the Company to the full extent permitted by the Michigan Business Corporation Act or any other applicable laws as presently or hereafter in effect. In addition, the Company has entered into indemnification agreements with all of its officers and directors, which agreements set forth procedures for claims for indemnification as well as contractually obligating the Company to provide indemnification to the maximum extent permissible by law.

The Company and its directors and officers in their capacities as such are insured against liability for alleged wrongful acts (to the extent defined) under three insurance policies providing aggregate coverage in the amount of $100 million.

Item 2. Properties

DTE Energy, through its operating segments, has property investments primarily associated with the generation, transmission and distribution of electricity; the distribution, transmission, production and storage of natural gas; and other non-regulated property.

Substantially all of the net utility properties of Detroit Edison and MichCon are pledged as security for the payment of outstanding mortgage bonds and other secured debt.

ELECTRIC UTILITY

Detroit Edison and ITC own generating, transmission and distribution properties and facilities that are all located in the state of Michigan.

Detroit Edison maintains the following generating facilities:

		Summer Net
	Location by	Rated Capability (1) (2)
	Michigan
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric

Belle River (3)	St. Clair	1,026	9.3%	1984 and 1985

Conners Creek	Wayne	200	1.8	1999

Greenwood	St. Clair	785	7.1	1979

Harbor Beach	Huron	103	0.9	1968

Marysville	St. Clair	167	1.5	1930, 1943 and 1947

Monroe (4)	Monroe	3,000	27.1	1971, 1973 and 1974

River Rouge	Wayne	510	4.6	1957 and 1958

St. Clair	St. Clair	1,402	12.7	1953, 1954, 1961 and 1969

Trenton Channel	Wayne	730	6.6	1949, 1968 and 1999

		7,923	71.6

Oil or Gas-fueled Peaking Units	Various	1,102	10.0	1966-1971, 1981 and 1999

Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,111	10.1	1988

Hydroelectric Pumped Storage Ludington (6)	Mason	917	8.3	1973

		11,053	100%

(1)	Summer net rated capabilities of generating units in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.
(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in economy reserve status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 6 – Jointly Owned Utility Plant.

(4)	The Monroe Power Plant provided 36.62% of Detroit Edison’s total 2001 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. Detroit Edison is leasing 306 MW to First Energy for the six-year period June 1, 1996 through May 31, 2002.

Detroit Edison and Consumers Energy interchange energy through nine interconnections currently owned and operated by their respective affiliates, ITC and Michigan Electric Transmission Company (METC). Detroit Edison and Consumers Energy also have interchange agreements that permit the exchange of electric energy through 12 ITC and METC owned interconnections with First Energy, Indiana Michigan Power Company, Northern Indiana Public Service Company and Ontario Hydro Services Company. In addition, Detroit Edison has interchange agreements for the exchange of electric energy with Michigan South Central Power Agency and the City of Wyandotte.

ITC owns and operates 446,903 line transformers with a capacity of 21,742,832 kilovolt (KV) amperes. Electric transmission lines owned and in service as of December 31, 2001 are as follows:

	Overhead Lines		Underground Lines

Design Line Voltage - KV	Pole Miles	Circuit Miles	Cable Miles

Transmission

120 KV	1,110	1,625	166

140 KV	31	31	—

230 KV	77	87	—

345 KV	525	956	7

	1,743	2,699	173

Detroit Edison owns and operates 619 distribution substations with a capacity of 18,623,000 kilovolt amperes. Electric distribution lines owned and in service as of December 31, 2001 are as follows:

	Overhead Lines	Underground Lines

Design Line Voltage - KV	Pole Miles	Conduit Bank Miles	Cable Miles

Distribution

Under 4.8 KV	—	65	659

4.8 KV and 13.2 KV	32,973	459	15,163

24 KV	105	258	1,047

40 KV	2,846	91	338

120 KV	54	—	16

	35,978	873	17,223

GAS UTILITY

MichCon owns distribution, transmission, production and storage properties and facilities that are all located in the state of Michigan.

At December 31, 2001, MichCon’s distribution system included 17,570 miles of distribution mains, 1,124,258 service lines and 1,220,623 active meters. MichCon owns 2,590 miles of transmission and production lines that deliver natural gas to the distribution districts and interconnect its storage fields with the sources of supply and the market areas. MichCon owns properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf.

OTHER

Non-regulated property consists primarily of coke oven battery facilities in Michigan and Indiana, coal processing facilities in Michigan and Maryland, merchant natural gas turbine facilities in Indiana and Michigan, numerous landfill gas projects located throughout the United States, and natural gas and oil exploration, development and production facilities.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is listed on the New York Stock Exchange, which is the principal market for such stock, and the Chicago Stock Exchange. The following table indicates the reported high and low sales prices of the Company’s Common Stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends
				Paid
Calendar	Quarter	High	Low	Per Share

2001

	First	$40.200	$33.125	$0.515

	Second	$47.130	$39.790	$0.515

	Third	$47.040	$41.300	$0.515

	Fourth	$45.000	$39.900	$0.515

2000

	First	$41.250	$28.438	$0.515

	Second	$35.938	$28.875	$0.515

	Third	$40.250	$30.438	$0.515

	Fourth	$39.313	$34.938	$0.515

At December 31, 2001, there were 161,133,959 shares of the Company’s Common Stock outstanding. These shares were held by a total of 114,556 shareholders of record.

The Company’s By-Laws provide that Chapter 7B of the Michigan Business Corporation Act (Act) does not apply to the Company. The Act regulates shareholder rights when an individual’s stock ownership reaches 20 percent of a Michigan corporation’s outstanding shares. A shareholder seeking control of the Company cannot require the Company’s Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act. See Note 8 – Common Stock and Earnings Per Share for additional information, including information concerning the Shareholders’ Rights Plan.

The amount of future dividends will depend on the Company’s earnings, financial condition and other factors each of which is periodically reviewed by the Company’s Board of Directors.

Pursuant to Article I, Section 8. (c) and Article II, Section 3.(c) of the Company’s By-laws, as amended through September 1, 1999, notice is given that the 2003 Annual Meeting of the Company’s Common Shareholders will be held on Wednesday, April 23, 2003.

Item 6. Selected Financial Data

	2001	2000	1999	1998	1997

(in Millions, except per share amounts)
Operating Revenues	$7,849	$5,597	$4,728	$4,221	$3,764

Net Income Before Accounting Change	$329	$468	$483	$443	$417

Net Income	$332	$468	$483	$443	$417

Basic Earnings Per Share Before Accounting Change	$2.15	$3.27	$3.33	$3.05	$2.88

Diluted Earnings Per Share Before Accounting Change	$2.14	$3.27	$3.33	$3.05	$2.88

Dividends Declared Per Share of Common Stock	$2.06	$2.06	$2.06	$2.06	$2.06

At year end:

Total Assets	$19,228	$12,656	$12,316	$12,088	$11,223

Long-Term Debt Obligations (including capital leases) and Redeemable Preferred and Preference Stock Outstanding	$7,928	$4,039	$4,091	$4,323	$3,914

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger Completed - On May 31, 2001, DTE Energy Company (DTE Energy or the Company) completed the acquisition of MCN Energy Group Inc. (MCN Energy). As discussed further in Note 2, MCN Energy merged with DTE Enterprises Inc., (Enterprises), a wholly owned subsidiary of the Company, with Enterprises being the surviving corporation. The operations of Enterprises are included in the Company’s consolidated results from the date of acquisition. Enterprises, a Michigan corporation, is an exempt holding company under the Public Utility Holding Company Act of 1935. Enterprises is primarily involved in natural gas production, gathering, processing, transmission, storage, distribution and energy marketing. Enterprises’ largest subsidiary, Michigan Consolidated Gas Company (MichCon), is a natural gas utility serving 1.2 million customers in a 14,700 square-mile area in Michigan.

RESULTS OF OPERATIONS

DTE Energy’s earnings in 2001 were $332 million or $2.16 per diluted share, compared to earnings of $468 million, or $3.27 per diluted share in 2000. As subsequently discussed, the comparability of earnings was affected by merger and restructuring charges and goodwill amortization associated with the MCN Energy merger that reduced after-tax earnings by $204 million, or $1.32 per diluted share in 2001. The Company also recorded merger-related charges in 2000 that reduced earnings by $16 million, or $.12 per diluted share. See Note 3 – Merger and Restructuring Charges included herein for additional information. Excluding the merger and restructuring charges and goodwill amortization, DTE Energy had 2001 earnings of $536 million, or $3.48 per diluted share, compared to 2000 earnings of $484 million, or $3.39 per diluted share. The significant improvement in earnings primarily reflects contributions from gas operations acquired in the MCN Energy merger and lower income taxes resulting from the generation of additional alternate fuels tax credits by non-regulated businesses. Partially offsetting these improvements were increased interest on long-term debt that was incurred to finance the merger and lower margins from regulated electricity operations.

DTE Energy’s earnings in 2000, before merger-related charges, were up $1 million or $.06 per share from 1999 earnings of $483 million, or $3.33 per share. The slight increase was due to additional tax credits partially offset by a 5% residential rate reduction provided for in the June 2000 Michigan electric industry restructuring legislation (Note 4).

	2001	2000	1999

(in Millions, except per share data)
Net Income (Loss)

Before Reconciling Items:

Regulated Operations

Electric Utility	$369	$427	$434

Gas Utility	23	—	—

	392	427	434

Non-regulated Operations

Wholesale Marketing & Trading	44	10	8

Energy Services	124	109	84

Other	(6)	(35)	(23)

	162	84	69

Corporate & Other	(18)	(27)	(20)

	536	484	483

Merger and Restructuring Charges	(175)	(16)	—

MCN Energy Goodwill Amortization	(29)	—	—

	$332	$468	$483

Diluted Earnings (Loss) Per Share

Before Reconciling Items:

Regulated Operations

Electric Utility	$2.40	$2.99	$2.99

Gas Utility	.15	—	—

	2.55	2.99	2.99

Non-regulated Operations

Wholesale Marketing & Trading	.29	.07	.06

Energy Services	.80	.76	.58

Other	(.04)	(.24)	(.16)

	1.05	.59	.48

Corporate & Other	(.12)	(.19)	(.14)

	3.48	3.39	3.33

Merger and Restructuring Charges	(1.13)	(.12)	—

MCN Energy Goodwill Amortization	(.19)	—	—

	$2.16	$3.27	$3.33

Strategic direction – The Company remains committed to increasing its earnings growth rate from the current 6% annual level to 8% by 2005. The growth strategy continues to be focused on strengthening the Company’s core electric and gas utilities, building its portfolio of non-regulated businesses and leveraging investments in energy technology. There is no assurance that the level of earnings growth will be achieved for 2002 and later years as the growth projections assume, among other things, the realization of anticipated cost savings related to the MCN Energy acquisition, continued growth in non-regulated earnings and a midyear 2002 economic recovery. The Company expects the acquisition to provide pretax cost savings of over $100 million annually, totaling more than $650 million in savings over the next five years, primarily in the electric and gas utilities.

Non-regulated growth is expected to shift over the next few years from DTE Energy’s current reliance on profits from coal-based fuel businesses that generate alternate fuels tax credits to growth from energy technologies, on-site energy projects, merchant generation and energy trading.

The Company currently operates its businesses through six segments: Electric Utility; Gas Utility; Wholesale Marketing & Trading; Energy Services; Other Non-regulated Operations; and Corporate & Other.

Electric Utility is comprised of the operations of Detroit Edison and the International Transmission Company. Detroit Edison generates and distributes electricity throughout Southeastern Michigan to 2.1 million residential, commercial and industrial customers. The International Transmission Company owns transmission assets that are operated by the Midwest Independent System Operator, a regional transmission operator. Prior to June 2001, Detroit Edison owned these transmission assets.

Gas Utility represents the operations of MichCon, which purchases, stores and distributes natural gas throughout Michigan to 1.2 million residential, commercial and industrial customers.

Wholesale Marketing & Trading consists primarily of the electric, gas and coal trading and marketing operations of DTE Energy Trading Company and the natural gas trading and marketing operations of Enterprises. Wholesale Marketing & Trading enters into forwards, futures, swaps and option contracts as part of its trading strategy. Wholesale Marketing & Trading also purchases and sells electricity and gas to marketers and brokerage companies.

Energy Services is comprised of various businesses that develop and manage energy-related assets and services. Such projects include coke production, synfuels production, independent power plants, on-site powerhouses and cogeneration facilities, coal services and landfill gas recovery. The economic viability of synfuels projects is tied to their generation of alternate fuels tax credits.

Other Non-regulated Operations represents the operations of energy businesses primarily involved in emerging technologies, and various other energy operations acquired with the MCN Energy merger, including the exploration and production of gas, the gathering, processing and storing of gas, and the production of methanol. Certain pipeline and storage assets are used to support the Wholesale Marketing & Trading segment.

Corporate & Other includes administrative and general expenses, and interest cost of DTE Energy corporate that have not been allocated to the regulated and non-regulated businesses.

Electric Utility

Electric Utility net income before merger and restructuring charges decreased $58 million in 2001 and decreased $7 million in 2000, compared to the prior year. As subsequently discussed, the decline in 2001 is primarily attributable to lower commercial and industrial sales reflecting the impact of the current economic recession and customers participating in the Electric Choice Program, as well as higher operation and maintenance costs and the impact of securitization (Note 4).

	2001	2000

Electric Utility
Increase (Decrease) in Income Compared to Prior Year
(in Millions)
Operating revenues

Rate reduction	$(116)	$(43)

PSCR rate change	—	82

System sales volume and mix	(69)	24

Wholesale sales	66	—

Other — net	41	19

	(78)	82

Fuel and purchased power	30	(165)

Operation and maintenance	(96)	76

Depreciation and amortization	75	(16)

Taxes, other than income	15	(14)

Interest expense and other	(24)	—

Income taxes	23	30

Cumulative effect of accounting change, net of tax	(3)	—

Total change before merger and restructuring charges	$(58)	$(7)

Operating revenues decreased $78 million in 2001 due to a decline in sales rates and electric sales for commercial and industrial customers. Sales rates for commercial and industrial customers were lowered by a 5% legislatively mandated rate reduction that began in April 2001. Commercial sales decreased primarily due to increased participation of customers in the Electric Choice Program. Under this program, participating customers choose to purchase their electricity from suppliers other than Detroit Edison. However, the Electric Utility continues to provide transmission and distribution services for these customers retaining margins from such services. Industrial sales reflect reduced auto and steel production, the impact of Electric Choice participation and the end of a special energy sales agreement with a large steel manufacturer in March of 2001. Partially offsetting these declines were increased revenues from residential and wholesale customers as well as higher revenues from providing other energy related services. Residential customer revenues reflect higher demand resulting from weather, partially offset by the impact of a 5% rate reduction that began in June 2000. Revenues from wholesale customers increased due to gains from settling forward sales contracts. The sales contracts were entered into to effectively close forward purchase contracts that hedged Detroit Edison’s power supply costs. Accordingly, the gains from forward sales contracts were substantially offset by losses from forward purchase contracts which are recorded as part of fuel and purchased power costs.

Operating revenues in 2000 increased $82 million over 1999 due to higher sales to commercial and industrial customers, partially offset by lower residential customer sales. Additionally, under the

Power Supply Cost Recovery (PSCR) mechanism which was in effect through June 2000, Detroit Edison increased rates in January 2000 to recover higher power costs. The increased commercial and industrial sales reflected favorable economic conditions in Michigan. Industrial sales also increased due to the special sales agreement with a large steel manufacturer. The decline in residential revenues reflects reduced demand resulting from a cooler summer in 2000 and the impact of the 5% rate reduction. Wholesale sales decreased due to lower demand for energy and less availability of energy for sale. Also impacting revenues in 2000 were higher revenues from other energy-related services.

Revenue and sales data follow:

	2001		2000	1999

(in Millions)

Residential	$1,298	$	1,265	$1,300

Commercial	1,533		1,670	1,629

Industrial	773		848	809

Wholesale	196		130	130

Other	251		216	179

	$4,051	$	4,129	$4,047

(in Thousands of MWh)

Residential	14,503		13,903	14,064

Commercial	18,777		19,762	19,546

Industrial	14,430		16,090	15,647

Wholesale	868		2,592	3,672

Other	2,538		2,653	2,595

	51,116		55,000	55,524

Fuel and purchased power expense decreased $30 million in 2001 and increased $165 million in 2000. The decline in 2001 is due to lower system output resulting from reduced electric sales, as well as the result of using a more favorable power supply mix reflecting increased usage of lower-cost power from the Company’s generating plants and reduced usage of higher-cost purchased power. Also favorably impacting the 2001 comparison was an adjustment of a reserve associated with a contract to purchase steam at above market prices (Note 14). Additionally, losses on the settlement of forward and option contracts to hedge purchase power prices increased purchased power expense in 2001. The 2000 fuel and purchased power expense increase resulted primarily from greater reliance on higher-cost purchased power and higher purchase power prices.

System output and average fuel and purchased power costs for Detroit Edison were as follows:

	2001	2000	1999

(in Thousands of MWh)

Power generated and purchased

Power plant generation

Fossil	39,711	42,100	43,016

Nuclear	8,555	8,239	9,484

Purchased power	7,482	8,877	6,959

System output	55,748	59,216	59,459

Average unit cost ($/MWh)

Generation (1)	$12.31	$12.78	$12.51

Purchased power (2)	$78.24	$62.57	$54.80

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include gains and losses from hedging activities.

Operating and maintenance expenses increased $96 million in 2001 and decreased $76 million in 2000. The increase in 2001 was primarily due to expenses related to maintenance and reliability work for power generation facilities, which reduces random outages at power plants and Detroit Edison’s reliance on purchased power. Additionally, the higher 2001 expenses include the cost of funding the low income and energy efficiency fund required by Michigan legislation which is recovered in current sales rates and costs allocated from DTE Energy corporate for various corporate support services. The increase was partially offset by synergy cost savings related to the MCN Energy merger.

The decrease in 2000 operation and maintenance expenses resulted primarily from lower costs associated with restoring power to customers who lost service during severe storms, as well as the elimination of computer system related costs associated with year 2000 (Y2K) initiatives.

Depreciation and amortization expense decreased $75 million in 2001 and increased $16 million in 2000. The 2001 decline reflects the extension of the amortization period from seven years to 15 years for certain regulatory assets that were securitized in March 2001 (Note 4), partially offset by depreciation on higher levels of plant in service. The increase in 2000 was due to increased levels of plant in service and the accelerated amortization of unamortized nuclear costs.

Taxes other than income decreased $15 million in 2001 and increased $14 million in 2000. The improvement in 2001 is attributed to an adjustment in property tax expense reflecting a change in method of calculating the taxable value of personal property subject to taxation by local taxing jurisdictions. New valuation tables approved by the Michigan State Tax Commission more accurately recognize the impact of regulation on the value of a utility’s personal property based on the property’s age. Partially offsetting the 2001 decline and resulting in the 2000 increase were property taxes associated with higher property balances. Lower Michigan Single Business Taxes also affected both years.

Interest expense and other increased $24 million in 2001 due primarily to debt issued for securitization, partially offset by redemptions of higher cost debt with the proceeds of the securitization bonds (Note 10). Detroit Edison completed the redemption of debt with securitization proceeds in 2001.

Outlook – The Electric Utility segment expects electric system sales to remain relatively flat in 2002 due to the current economic recession and to grow modestly beginning in 2003. The state of Michigan continues its initiatives to restructure the electric industry by increasing competition among alternative suppliers of electric generation services. Effective January 1, 2002, the Electric Choice Program was expanded whereby all electric customers can choose to purchase their electricity from suppliers other than their local utility (Note 4). Prior to January 2002, electric restructuring legislation limited customer participation in the Electric Choice Program.

Detroit Edison does not earn generation margins on electricity sales to customers who choose to participate in the Electric Choice Program. However, the Electric Utility segment will continue to earn margins from providing transmission and distribution delivery services to participating customers. Detroit Edison expects to lose 5% to 8% of its sales as a result of customers choosing to participate in Electric Choice during 2002. As subsequently discussed, Michigan Public Service Commission (MPSC) orders issued in December 2001 could result in higher numbers of retail customers being lost to Electric Choice. Detroit Edison expects to sell more electricity in the wholesale market as a result of the available capacity left by customers participating in Electric Choice. The additional wholesale revenues are expected to partially offset any decline in revenues from retail customers.

The MPSC issued orders in December 2001 which are designed to increase customer participation in the Electric Choice Program and allow Detroit Edison to recover costs related to its generation operations that may not otherwise be recoverable (stranded costs) due to Electric Choice related lost sales and margins. The MPSC essentially determined that Electric Choice customers should not pay a securitization and tax surcharge that other customers are required to pay and will continue to be credited with an additional 5% rate reduction which is funded by savings from securitization. These provisions will likely result in Detroit Edison’s power costs being higher than that of alternative suppliers, encouraging additional customer participation in the Electric Choice Program.

As a result of the MPSC orders, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation operations. The MPSC in its orders determined that Detroit Edison had no stranded costs using 2000 data, established a zero 2002 transition charge and deferred the issues of refining the net stranded costs methodology and the recalculating of net stranded costs to 2002. Detroit Edison has substantive issues with the MPSC’s methodology of calculating stranded costs and has asked for rehearing, clarification and substantial changes on certain aspects of the order. For further information concerning the Electric Choice Program and industry restructuring, see Note 4-Regulatory Matters-Electric Industry Restructuring-Michigan Legislation.

Electric Utility future operating results will also vary with a variety of other external factors such as weather, the cost of fuel and purchased power, and changes in economic conditions. The current economic recession has lowered margins from commercial and industrial customers in the latter half of 2001 and is expected to unfavorably impact margins through the first half of 2002.

Management expects to meet the challenges of the recession, Electric Choice and the imposed retail rate freezes by, among other actions, reducing costs at Detroit Edison as a result of the acquisition of MCN Energy and its wholly owned gas utility, MichCon. Approximately 35% of Detroit Edison’s 2.1 million customers are also customers of MichCon. Detroit Edison and MichCon have begun and expect to continue realizing synergies from integrated common, duplicative functions.

As a result of the continued restructuring of the electric industry, the Company is currently contemplating the sale of ITC. Any divestiture will be independently evaluated to maximize shareholder value.

Gas Utility

The Gas Utility, before merger and restructuring charges, had net income of $23 million for the seven months in 2001. As previously discussed, DTE Energy acquired MichCon on May 31, 2001, as part of the MCN Energy merger. Accordingly, the operating results of MichCon are included in the Company’s consolidated results from the acquisition date. The pro forma impact of MCN Energy on the Company is included in Note 2 – MCN Energy Acquisition.

	2001

(Dollars in Millions)	$	Bcf

Gas Statistics

Operating revenues

Gas sales	491	95

End user transportation	50	81

Intermediate transportation	26	304

Other	36	-

	603	480

Cost of Gas Sold	296	n/a

Gross Margin – Actual	307	n/a

Impact of weather – warmer than normal	20	14

Gross Margin – Weather Normalized	327	494

Gas sales and end user transportation services generated 80% of total gross margins for the Gas Utility segment. Margins from providing gas sales and end user transportation services are seasonal and weather dependent with the majority of profits generated in the colder first and fourth quarters. Mild weather, which was 20% warmer than normal in the fourth quarter of 2001, reduced gross margins by $20 million ($13 million after taxes) and reduced gas sales by 14 billion cubic feet (Bcf).

Gas sales represent the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers. Through December 2001, MichCon operated under a Gas Sales Program in which its sales rates included a gas commodity component that was fixed at $2.95 per thousand cubic feet (Mcf). Under this program, MichCon had commodity price risk associated with its ability to secure gas supplies at prices less than $2.95 per Mcf. As discussed in the “Outlook” section that follows, MichCon returned to a Gas Cost Recovery (GCR) mechanism in January 2002 and no longer has commodity price risk. End user transportation represents a gas delivery service for customers, including customer choice customers, who purchase natural gas directly from producers or brokerage companies and contract with MichCon to deliver that gas to their premises.

Intermediate transportation services represents a gas delivery service for producers, brokers and other gas companies that own the natural gas but are not the ultimate consumers. Although intermediate transportation volumes are a significant part of total deliveries, profit margins on this service are considerably less than margins on gas sales and end user transportation services. Intermediate transportation deliveries include volumes associated with fixed-fee customers. Transportation volumes for fixed-fee customers may fluctuate, however revenues from such customers are not affected.

Other operating revenues include late payment fees, appliance maintenance services and other gas-related services.

Cost of gas is affected by variations in gas sales volumes, cost of purchased gas and related transportation costs, and the effects of any permanent liquidation of inventory gas which is accounted for under the “last-in first-out” (LIFO) method. The 2001 results benefited from a 2.1 Bcf liquidation in inventory gas that was priced at $0.39 per Mcf. The Gas Utility’s 2001 average gas purchase rate was $2.83 per Mcf higher than the average LIFO liquidation rate.

Outlook – The Gas Utility segment’s objective is to expand its role as the preferred provider of natural gas and high-value energy services within Michigan. Management expects to improve the Gas Utility’s cost competitiveness as a result of the merger. Approximately 60% of MichCon’s 1.2 million customers are also customers of Detroit Edison. Contributions from the Gas Utility segment are expected to increase significantly in 2002 when the financial results reflect a full 12 months of DTE Energy owning MichCon.

The MPSC is continuing its initiatives designed to give all of Michigan’s natural gas customers added choices and the opportunity to benefit from lower gas costs resulting from competition. In December 2001, the MPSC issued an order that continues the Gas Choice Program on a permanent and expanding basis beginning with the conclusion of the three-year temporary program on March 31, 2002. Under the expanded program, beginning April 1, 2002, up to approximately 40% of customers could elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to approximately 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. MichCon will continue to transport and deliver the gas to the participating customers’ premises at prices that generate favorable margins. As of December 2001, approximately 30,000 customers were participating in the temporary Gas Choice Program.

Under the MPSC order, MichCon returned to a GCR mechanism upon termination of its three-year experimental Gas Sales Program in December 2001. MichCon’s gas sales rates will now include a gas commodity component designed to recover its actual gas costs. For further information concerning the Gas Choice and Gas Sales Programs, see Note 4-Regulatory Matters-Gas Industry Restructuring.

Gas Utility future operating results will vary as a result of weather and changes in economic conditions. The current economic recession and the significantly warmer 2001-2002 winter lowered margins from residential, commercial and industrial customers in the latter half of 2001.

Wholesale Marketing & Trading

Wholesale Marketing & Trading’s income totaled $44 million in 2001, an increase of $34 million from 2000. Income in 2000 increased a slight $2 million from 1999. The electric marketing and trading portion of the segment contributed $8 million in 2001, representing realized margins primarily associated with short-term, back-to-back, physical power purchases and sales. The gas portion of the segment contributed the remaining $36 million, representing mark-to-market gains on long-term gas sales contracts with several cogeneration facilities.

Commodity price risk of the Wholesale Marketing & Trading segment are managed by utilizing derivative financial contracts to offset the risk inherent in its portfolio of electric and gas supply and sales agreements. The segment’s objective is to enter into new transactions that are hedgeable and profitable from an economic standpoint. Wholesale Marketing & Trading accounts for this risk minimization strategy by marking to market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting for the segment with the way management manages the business and measures its performance.

In 2001, Wholesale Marketing & Trading experienced earnings volatility as a result of its production-related gas supply as well as from open positions related to its long-term gas transportation and storage assets. The segment receives gas produced from DTE Energy’s exploration & production (E&P) operations which is used to meet its commitments under long- term contracts with cogeneration customers. The E&P gas does not qualify for mark-to-market accounting. Wholesale Marketing & Trading recorded a gain in 2001 totaling approximately $50 million, net of taxes, primarily attributable to marking to market sales contracts with power generation customers without recording an offsetting loss from marking to market the production-related gas supply. In December 2001, Wholesale Marketing & Trading entered into hedge transactions that substantially mitigate the earnings volatility related to the gas contracts with power generation customers.

Wholesale Marketing & Trading operates a storage trading strategy primarily utilizing the facilities owned and operated by DTE Energy. Employing a combination of physical and financial contracts, in conjunction with the injection and withdrawal capabilities of the storage fields, the segment is able to capture seasonal price spreads. As forward prices change, the timing of the physical flow of gas is optimized to obtain the highest margin. Trades under this strategy are marked to market against the forward curve. Physical gas in storage, however, is marked to the current spot price under fair value accounting rules. This difference in accounting for forward trades and gas in storage occasionally results in earnings volatility when price changes in the spot month do not correspond with those in future delivery months. Gas in storage in December 2001 was priced at a spot market rate of $2.77 per Mcf, compared to a May 31, 2001, merger date rate of $5.28 per Mcf. Significantly smaller changes in forward prices occurred during these same periods. As a result, the mark-to-market losses on gas inventory were only partially offset by mark-to-market gains on the storage-related derivatives.

Outlook – Wholesale Marketing & Trading will focus on expanding its coverage within existing markets in the northeast and midwest United States and eastern Canada. Gas storage and transportation capacity enhances its ability to provide reliable and custom-tailored, bundled services to large-volume end users and utilities. This capacity, coupled with the synergies from DTE Energy’s other businesses, positions the segment to capitalize on opportunities for expansion of its market base.

Wholesale Marketing & Trading manages commodity price risk by utilizing derivative financial contracts to more fully balance its portfolio of gas and electric supply and sales agreements. Wholesale Marketing & Trading attempts to maintain a balanced or flat book from an economic standpoint. However, Wholesale Marketing & Trading will experience earnings volatility as a result of open positions related to long-term gas transportation contracts with third parties and due to fluctuations in inventory valuations. The Company is currently evaluating various hedge strategies related to these assets.

Energy Services

Net income increased $15 million in 2001 and $25 million in 2000. The improvement in both periods is attributed to an increased generation of alternate fuels tax credits which totaled $165 million in 2001, compared to $130 million in 2000 and $116 million in 1999. The higher tax credits reflect an increased level of operations, and the addition of three new synfuels projects in 2001. Additionally, results reflect increased contributions from the coal services business and the biomass landfill gas recovery operation. Gains on the sale of minority interests in two coke battery projects in 2001 were offset by reduced levels of income generated by the projects. The improved earnings were partially offset by increased new project development costs.

Outlook - The Energy Services segment’s objective is to continue developing and relocating synfuel projects and to focus on on-site energy projects and independent power projects. Management expects three new synfuel sites, two electric generation projects and two industrial on-site energy projects to become operational in 2002. Contributions from new synfuel projects will be partially offset by reduced earnings from coke battery projects due to the expiration of related alternate fuels tax credits at the end of 2002. Additionally, tax credits from synfuel projects will expire at the end of 2007 with the possibility of being extended. The focus of this business, which had primarily been to develop, construct, own and operate projects, will shift for the near term to acquiring operating assets or existing projects under construction.

Other Non-regulated Operations

Net losses from Other Non-regulated Operations declined $29 million in 2001 and increased $12 million in 2000. Results reflect losses in 2000 from an electric marketing company that was participating in a Pennsylvania customer choice program. The Company has discontinued the operations of the electric marketing company.

Outlook – The Company will continue to invest in emerging technologies, and various other energy operations. Growth in future years is expected from the successful development and marketing of various distributed generation products, including standby generators, external combustion engines, mini-turbines and fuel cells. Additionally, the Company will consider further developing its gas production properties in northern Michigan and its pipelines, processing and storage assets. Non-strategic operations acquired with the MCN Energy merger will be sold to partially fund non-regulated growth.

Corporate & Other

Results from Corporate & Other improved by $9 million in 2001 and declined by $7 million in 2000. The improvement in 2001 reflects the allocation of corporate support expenses to regulated and non-regulated operations as well as reduced interest expense resulting from the repayment of debt with proceeds received from Detroit Edison. Upon issuing $1.75 billion of securitization bonds, Detroit Edison distributed approximately 50% of such proceeds to DTE Energy corporate. DTE Energy used such proceeds to retire debt and repurchase common shares. The Corporate & Other decrease in 2000 reflects higher interest expense and corporate support expenses.

CAPITAL RESOURCES AND LIQUIDITY

	2001	2000	1999

Cash and Cash Equivalents

(in Millions)

Cash Flow From (Used For)

Operating activities	$811	$1,015	$1,084

Investing activities	(2,286)	(674)	(712)

Financing activities	1,679	(310)	(469)

Net Increase (Decrease) in Cash and Cash Equivalents	$204	$31	$(97)

Operating Activities

DTE Energy’s consolidated net cash from operating activities decreased $204 million in 2001 and $69 million in 2000. The decline in 2001 resulted primarily from higher working capital requirements partially offset by higher net income, after adjusting for noncash items (depreciation, amortization, deferred taxes and certain restructuring charges). The higher working capital primarily reflects the seasonal requirements in the second half of 2001 of the gas business where cash is used to finance increases in gas inventories and customer accounts receivable. The Company uses its cash derived from operating activities primarily to maintain and expand its core electric and gas utility businesses and to build non-regulated businesses. In addition, the Company uses cash from operations to retire long-term debt and to pay dividends. The decline in 2000 resulted from lower net income, after adjusting for noncash items, partially offset by lower working capital requirements.

Investing Activities

DTE Energy’s consolidated net cash used for investing activities increased $1.6 billion in 2001 and decreased $38 million in 2000. The increase in 2001 was due primarily to the acquisition of MCN Energy in May 2001 and the capital expenditures in regulated and non-regulated businesses, partially offset by proceeds from the sale of non-strategic assets. The higher regulated capital expenditures at Detroit Edison are attributable to new air quality regulations, which require the reduction in nitrogen oxide levels as discussed in the “Environmental Matters” section that follows. The decline in 2000 is attributable to a reduction in restricted cash.

Financing Activities

DTE Energy’s consolidated net cash related to financing activities increased $2 billion in 2001 and decreased $159 million in 2000. The increase in 2001 was due primarily to the issuance of $1.75 billion of securitization bonds and the issuance of $1.35 billion of long-term debt to finance the cash consideration portion of the acquisition of MCN Energy. Proceeds from the securitization bonds were used to repay debt and repurchase approximately $424 million of DTE Energy common stock. In addition, Detroit Edison issued $840 million of long-term debt. These proceeds, coupled with proceeds from securitization, were used for general corporate purposes including the redemption of $1.27 billion of higher cost debt, of which $1.11 billion represented unscheduled redemptions. MichCon issued $200 million of long-term debt and used the proceeds for general corporate purposes, including the redempton of $40 million of unscheduled debt. Net cash used for financing activities was lower in 2000 due to decreased redemptions of long-term debt, partially offset by repurchases of common stock.

During 2001, the Company, Detroit Edison and MichCon entered into a bank facility arrangement used to support commercial paper in the amounts of $800 million, $300 million and $300 million, respectively. Commercial paper is usually issued in lieu of an equivalent amount of borrowings under these lines of credit. Amounts outstanding under this facility at December 31, 2001, were $423 million at the Company and $254 million at MichCon.

Outlook - DTE Energy’s strategic direction will result in capital investments and expenditures in 2002 totaling approximately $950 million, of which approximately $200 million will be in non-regulated businesses and the remaining $750 million in regulated electric and gas operations. Approximately $200 million of the regulated capital expenditures will be incurred by Detroit Edison to comply with new ozone and air quality regulations.

The proposed level of investments and expenditures in future years is expected to be financed primarily with internally generated funds, proceeds from the sale of non-strategic assets and debt. DTE Energy’s capitalization objective is to maintain its strong credit ratings through a strong balance sheet. Its capitalization objective is a 50% — 55% leverage target. Management believes that the Company and its subsidiaries will have sufficient capital resources to meet anticipated capital requirements.

CRITICAL ACCOUNTING POLICIES

DTE Energy has operations within six business segments. There are three key types of transactions presented in the consolidated financial statements that require considerable judgment and estimation. Such transactions relate to regulatory assets and liabilities, risk management and trading activities and alternate fuels tax credits.

Regulation

A significant portion of the Company’s business is subject to regulation. Detroit Edison’s electric distribution operations, MichCon’s gas distribution and transportation operations and the transmission operations of International Transmission Company (ITC) currently meet the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery or refund. If Detroit Edison (excluding its subsidiary, The Detroit Edison Securitization Funding LLC) were to have discontinued the application of SFAS No. 71 for all of its operations as of December 31, 2001, it would have had an extraordinary noncash charge to income of approximately $58 million. If MichCon were to have discontinued the application of SFAS No. 71, it would have had an extraordinary noncash increase to income of approximately $60 million. There would be no significant impact to earnings if ITC were to discontinue its application of SFAS No. 71. Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable through the current rate environment.

Risk Management and Trading Activities

All derivatives are recorded at fair value and shown as “Assets or liabilities from risk management and trading activities” in the consolidated statement of financial position. Risk management activities are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Trading activities are accounted for in accordance with Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities.” Except for the activities of the Wholesale Marketing & Trading segment, the Company does not hold or issue derivative instruments for trading purposes.

The offsetting entry to “Assets or liabilities from risk management and trading activities” is to other comprehensive income or earnings depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The fair values of derivative contracts are adjusted each accounting period for changes in the market and are derived from: i) published exchange traded market data; ii) prices from external sources; and iii) prices based on valuation models. Market quotes are more readily available for short duration contracts. The Company has derivative contracts extending to 2016.

Alternate Fuels Tax Credits

DTE Energy generated $165 million in alternate fuels tax credits in 2001, up from $130 million in 2000 and $116 million in 1999. Outside firms assist the Company in calculating the tax credits and evaluating their realizability.

ENVIRONMENTAL MATTERS

Protecting the environment from damage, as well as correcting past environmental damage, continues to be a focus of state and federal regulators. Legislation and/or rulemaking could further impact the electric utility industry including Detroit Edison. The U.S. Environmental Protection Agency (EPA) and the Michigan Department of Environmental Quality have aggressive programs regarding the clean-up of contaminated property. The EPA initiated enforcement actions against several major electric utilities citing violations of new source provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The National Energy Policy Development Group has undertaken a review of the EPA’s interpretation of regulations applying to new source review requirements. The Company expects this review to focus on the ability of fossil-fueled plant owners to perform plant maintenance without additional significant environmentally related modifications. While the Company anticipates a continued ability to economically maintain its plants, the outcome of this governmental review cannot be predicted.

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $221 million through December 2001 and estimates that it will incur approximately $400 million to $500 million of future capital expenditures over the next three years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The most significant change made by SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. The most significant changes made by SFAS No. 142 are that the amortization of goodwill will cease, and goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

See Note 1 – Significant Accounting Policies for a further discussion of these pronouncements.

CONTRACTUAL OBLIGATIONS

The following table reflects the payments due by period for the Company’s contractual obligations existing at December 31, 2001:

	Payments Due by Period

(in Millions)		Less
		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt:

Mortgage bonds, notes & other	$6,321	$429	$668	$930	$4,294

Securitization bonds	1,746	73	177	201	1,295

Capital Lease Obligations	147	21	27	25	74

Operating Leases	102	19	34	22	27

Unconditional Purchase Obligations	2,405	552	753	315	785

Other Long-Term Obligations	671	15	293	29	334

Total Obligations	$11,392	$1,109	$1,952	$1,522	$6,809

The Company expects that its 2002 capital expenditures will approximate $950 million. Certain commitments have been made in connection with such capital expenditures and are excluded from the above table.

FAIR VALUE OF CONTRACTS

The following table reflects the maturity and sources of the net fair value gain (loss) of contracts at December 31, 2001:

	Maturity	Maturity	Maturity	Maturity	Total
(in Millions)	Less Than	1-3	4-5	Exceeding	Fair
	1 Year	Years	Years	5 Years	Value

Trading Activities

Prices From:

Quotes	$32	$5	$4	$—	$41

External sources	14	—	—	—	14

Other sources	—	3	1	—	4

	$46	$8	$5	$—	59

Risk Management Activities					(248)

Total Assets & Liabilities from Risk Management and Trading Activities					$(189)

The “Prices from quotes” category represents the Company’s positions for which forward price curves were developed using published NYMEX exchange prices and over the counter (OTC) gas and power quotes. The NYMEX currently publishes gas futures prices for the next six years.

The “Prices from external sources” category represents the Company’s forward positions in power at points for which OTC broker quotes are not always directly available. The Company values these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes for closely correlated points. This category also includes “strip” transactions whose prices are obtained from external sources and then modeled to daily or monthly prices as appropriate.

The “Prices from other sources” category contains the value of transactions for which an internally developed price curve was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point.

A reconciliation of the Company’s estimated net fair value of trading contracts follows:

(in Millions)

Fair value at January 1, 2001	$17

Plus: contracts acquired upon acquisition of MCN Energy	12

Less: contracts realized during 2001	(33)

Other changes in fair value	63

Fair value at December 31, 2001	$59

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Risk Management Activities

Detroit Edison is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations during times of peak customer demand. Detroit Edison’s exposure to commodity price risk arises from market fluctuations in commodity prices.

To limit the sensitivity to commodity price fluctuations, Detroit Edison has entered into a series of forward electricity contracts and option contracts. See Note 13 – Financial and Other Derivative Instruments herein for a further discussion of these derivative instruments.

The Company is exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To manage this risk, the Company uses natural gas futures, options, forwards and swap agreements.

The Company performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at December 31, 2001. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would increase $24 million and decrease $35 million, respectively.

Trading Activities

Wholesale Marketing & Trading markets and trades electricity, gas and related fuels, in addition to providing price risk management services using energy commodity derivatives. Wholesale Marketing & Trading performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at December 31, 2001. The Company estimates that if commodity prices were 10% higher or lower, the fair value of commodity contracts would decrease $8.4 million and increase $8.0 million, respectively.

Credit Risk

Electricity and gas is purchased from and sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy in 2001, including certain Enron Corporation affiliates. Certain DTE Energy subsidiaries had open transactions under a variety of agreements with bankrupt Enron affiliates and such subsidiaries had an aggregate net liability of $24 million to Enron. There are various netting agreements with Enron affiliates. Internal and external counsel are working to determine the Company’s rights within these agreements. The Company has not reserved for any of its exposure, in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to the Company.

National Steel Company (NSC), customer of the Company, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code on March 6, 2002. The Company has pre-petition receivables of $35 million from NSC relating to electricity sales by Detroit Edison and coke and pulverized coal sales from its Energy Services segment. No formal motion to assume or reject the coke sales agreement or pulverized coal sales agreement has been filed by NSC with the Bankruptcy Court. The Company currently believes that the coke sales agreement and the pulverized coal sales agreement will be assumed by NSC and that all pre-petition amounts due, including regulated electricity sales, will be paid in full.

Interest Rate Risk

The Company estimates that if interest rates were 10% higher or lower, the fair value of long-term debt at December 31, 2001 would decrease $234 million and increase $217 million, respectively.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and schedules are included herein.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company

We have audited the consolidated statements of financial position of DTE Energy Company and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 26, 2002

DTE Energy Company
Consolidated Statement of Operations

	Year Ended December 31

	2001	2000	1999

(in Millions, Except per Share Amounts)
Operating Revenues	$7,849	$5,597	$4,728

Operating Expenses

Fuel, purchased power and gas	3,950	2,233	1,335

Operation and maintenance	1,828	1,455	1,480

Depreciation, depletion and amortization	795	758	735

Taxes other than income	312	296	277

Merger and restructuring charges	268	25	—

Total Operating Expenses	7,153	4,767	3,827

Operating Income	696	830	901

Interest Expense and Other

Interest expense	468	336	340

Other – net	9	17	18

Total Interest Expense and Other	477	353	358

Income Before Income Taxes	219	477	543

Income Tax Provision (Benefit)	(110)	9	60

Income Before Accounting Change	329	468	483

Cumulative Effect of Accounting Change	3	—	—

Net Income	$332	$468	$483

Basic Earnings per Common Share

Before accounting change	$2.15	$3.27	$3.33

Cumulative effect of accounting change	.02	—	—

Total	$2.17	$3.27	$3.33

Diluted Earnings per Common Share

Before accounting change	$2.14	$3.27	$3.33

Cumulative effect of accounting change	.02	—	—

Total	$2.16	$3.27	$3.33

Average Common Shares

Basic	153	143	145

Diluted	154	143	145

Dividends Declared per Common Share	$2.06	$2.06	$2.06

(See Notes to Consolidated Financial Statements)

DTE Energy Company
Consolidated Statement of Financial Position

	December 31

	2001	2000

(in Millions, Except Shares)
ASSETS

Current Assets

Cash and cash equivalents	$268	$64

Restricted cash	157	88

Accounts receivable

Customer (less allowance for doubtful accounts of $57 and $21, respectively)	851	562

Accrued unbilled revenues	242	188

Other	259	88

Inventories

Fuel and gas	343	193

Materials and supplies	162	142

Assets from risk management and trading activities	400	289

Deferred income taxes	47	—

Other	97	38

	2,826	1,652

Investments

Nuclear decommissioning trust funds	417	398

Other	615	269

	1,032	667

Property

Property, plant and equipment	17,067	13,162

Less accumulated depreciation and depletion	(7,524)	(5,775)

	9,543	7,387

Other Assets

Goodwill	2,003	24

Regulatory assets	1,204	2,688

Securitized regulatory assets	1,692	—

Assets from risk management and trading activities	149	—

Other	779	238

	5,827	2,950

Total Assets	$19,228	$12,656

(See Notes to Consolidated Financial Statements)

DTE Energy Company
Consolidated Statement of Financial Position

	December 31

	2001	2000

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$697	$404

Accrued interest	118	59

Dividends payable	84	73

Accrued payroll	108	103

Short-term borrowings	681	503

Income taxes	54	116

Current portion long-term debt, including capital leases	516	297

Liabilities from risk management and trading activities	425	280

Other	495	212

	3,178	2,047

Other Liabilities

Deferred income taxes	1,478	1,801

Regulatory liabilities	187	3

Unamortized investment tax credit	180	167

Liabilities from risk management and trading activities	313	—

Other	1,375	590

	3,533	2,561

Long-Term Debt

Mortgage bonds, notes and other	5,892	3,894

Securitization bonds	1,673	—

Capital lease obligations	89	145

	7,654	4,039

Commitments and Contingencies (Notes 1, 4, 5, 12-15)

Enterprises-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of Enterprises	274	—

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 161,133,959 and 142,651,172 shares issued and outstanding, respectively	2,811	1,912

Retained earnings	1,846	2,097

Accumulated other comprehensive loss	(68)	—

	4,589	4,009

Total Liabilities and Shareholders’ Equity	$19,228	$12,656

(See Notes to Consolidated Financial Statements)

DTE Energy Company
Consolidated Statement of Cash Flows

	Year Ended December 31

	2001	2000	1999

(in Millions)
Operating Activities

Net income	$332	$468	$483

Adjustments to reconcile net income to net cash from operating activities:

Depreciation, depletion and amortization	766	758	735

Goodwill amortization	29	—	—

Merger and restructuring charges	215	—	—

Deferred income taxes	(7)	(133)	26

Changes in assets and liabilities:

Accounts receivable	(2)	(140)	(93)

Inventories	(76)	8	(6)

Prepaid pensions	(14)	65	(51)

Payables	(224)	196	19

Risk management and trading activities	(80)	8	(16)

Other	(128)	(215)	(13)

Net cash from operating activities	811	1,015	1,084

Investing Activities

Plant and equipment expenditures	(1,096)	(749)	(739)

Acquisition of MCN Energy, net of cash acquired	(1,212)	—	—

Proceeds from sale of assets	216	—	—

Restricted cash for debt redemptions	(70)	43	(10)

Other investments	(124)	32	37

Net cash used for investing activities	(2,286)	(674)	(712)

Financing Activities

Issuance of long-term debt	4,254	273	265

Redemption of long-term debt	(1,423)	(331)	(548)

Short-term borrowings, net	(282)	116	156

Capital lease obligations	(107)	(2)	(43)

Repurchase of common stock	(438)	(70)	—

Dividends on common stock	(325)	(296)	(299)

Net cash from (used for) financing activities	1,679	(310)	(469)

Net Increase (Decrease) in Cash and Cash Equivalents	204	31	(97)

Cash and Cash Equivalents at Beginning of Period	64	33	130

Cash and Cash Equivalents at End of Period	$268	$64	$33

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$409	$334	$340

Income taxes paid	45	104	152

Noncash Investing and Financing Activities

Issuance of common stock for acquisition of MCN Energy	1,060	—	—

(See Notes to Consolidated Financial Statements)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, December 31, 1998	145,071	$1,951	$1,747	$—	$3,698

Net income	—	—	483	—	483

Dividends declared on common stock	—	—	(299)	—	(299)

Repurchase and retirement of common stock	(30)	(1)	—	—	(1)

Unearned stock compensation	—	(7)	—	—	(7)

Other	—	—	28	—	28

Balance, December 31, 1999	145,041	1,943	1,959	—	3,902

Net income	—	—	468	—	468

Dividends declared on common stock	—	—	(294)	—	(294)

Repurchase and retirement of common stock	(2,390)	(32)	(39)	—	(71)

Unearned stock compensation	—	1	—	—	1

Other	—	—	3	—	3

Balance, December 31, 2000	142,651	1,912	2,097	—	4,009

Net income	—	—	332	—	332

Issuance of new shares	29,017	1,060	—	—	1,060

Dividends declared on common stock	—	—	(324)	—	(324)

Repurchase and retirement of common stock	(10,534)	(155)	(270)	—	(425)

Unearned stock compensation	—	(6)	—	—	(6)

Other	—	—	11	—	11

Net change in unrealized losses on derivatives, net of tax	—	—	—	(69)	(69)

Net change in unrealized gain on investments, net of tax	—	—	—	1	1

Balance, December 31, 2001	161,134	$2,811	$1,846	$(68)	$4,589

The Company did not have other comprehensive income (loss) in 2000 and 1999. The following table displays comprehensive income (loss) for 2001:

(in Millions)
Net income	$332

Other comprehensive income (loss), net of tax:

Net unrealized losses on derivatives:

Cumulative effect of a change in accounting principle, net of taxes of $24	(42)

Losses arising during the period, net of taxes of $29	(53)

Amounts reclassified to earnings, net of taxes of $14	26

(69)

Net unrealized gain on investments:

Change in unrealized gain, net of taxes	1

Total other comprehensive loss	(68)

Comprehensive income	$264

(See Notes to Consolidated Financial Statements)

DTE Energy Company
Notes to Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

DTE Energy Company (DTE Energy or the Company), a Michigan corporation incorporated in 1995, is an exempt holding company under the Public Utility Holding Company Act of 1935. The Company is the parent holding company of The Detroit Edison Company (Detroit Edison), the International Transmission Company (ITC), DTE Enterprises Inc. (Enterprises), and other subsidiaries engaged in energy trading, energy services and other energy-related businesses.

Detroit Edison is a Michigan public utility engaged in the generation, purchase, distribution and sale of electric energy to 2.1 million customers in a 7,600-square-mile Southeastern Michigan service area and is regulated by the Michigan Public Service Commission (MPSC).

ITC is regulated by the Federal Energy Regulatory Commission (FERC) for the transmission of electric energy. Effective January 2001, the transmission assets of Detroit Edison were transferred to ITC, then a wholly owned subsidiary of Detroit Edison. In May 2001, Detroit Edison distributed 100% of the shares of ITC to the Company.

On May 31, 2001, the Company completed the acquisition of MCN Energy Group Inc. (MCN Energy), now Enterprises, as further discussed in Note 2. Enterprises (an exempt holding company under the Public Utility Holding Company Act of 1935) is a Michigan corporation primarily involved in natural gas production, gathering, processing, transmission, storage, distribution and energy marketing. Enterprises’ largest subsidiary, Michigan Consolidated Gas Company (MichCon), is a natural gas utility serving 1.2 million customers in a 14,700-square-mile area in Michigan. MichCon is regulated by the MPSC for the distribution and intrastate transportation of natural gas.

Principles of Consolidation

The Company consolidates all majority owned subsidiaries. The Company accounts for non-majority owned investments, including investments in limited liability companies, partnerships and joint ventures, under the equity method when the Company is able to influence the financial operating policies of the investee. For all other investments, the Company applies the cost method. The Company eliminates all intercompany balances and transactions.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

The Company reclassified certain prior year balances to conform to the 2001 presentation.

Revenues

Revenues from deliveries of electricity and the transportation and storage of natural gas are recognized as services are provided. Detroit Edison and MichCon accrue revenues for electric, gas and steam heating services provided but unbilled at month-end. Pursuant to a June 2000 MPSC order, Detroit Edison’s rates are frozen for all classes of customers through 2003. Through December 2001, MichCon’s rates included a component for cost of gas sold that was fixed at $2.95 per thousand cubic feet (Mcf). Effective January 2002, MichCon implemented a gas cost recovery (GCR) mechanism that will allow it to recover the prudent and reasonable cost of gas sold through annual proceedings before the MPSC. The Company’s Wholesale Marketing & Trading segment applies mark-to-market accounting with unrealized gains and losses recorded to earnings for commodity forwards, financial derivatives and corresponding physical positions.

Comprehensive Income

The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income. SFAS No. 130 defines comprehensive income as the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income.

Cash Equivalents and Restricted Cash

For purposes of the Consolidated Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be cash equivalents. Cash required to be maintained for debt service requirements is classified as restricted cash.

Inventories

Materials and supplies at Detroit Edison, MichCon and other subsidiaries are valued at average cost. Detroit Edison also values its fuel inventory at average cost.

Gas inventory at MichCon is determined using the last-in, first-out (LIFO) method. At December 31, 2001, the replacement cost of gas remaining in storage exceeded the $6.2 million LIFO cost by $90.9 million. During 2001, MichCon liquidated 2.1 billion cubic feet (Bcf) of prior years’ LIFO layers at an average cost of $0.39 per Mcf. MichCon’s average gas purchase rate in 2001 was $2.83 per Mcf higher than the average LIFO liquidation rate. Applying LIFO cost in valuing the liquidation, as opposed to using the average purchase rate, decreased 2001 cost of gas by $5.8 million and increased earnings by $3.8 million, net of taxes.

In the Wholesale Marketing & Trading segment, gas inventory is priced using the fair value method.

Property, Retirement and Maintenance, and Depreciation and Depletion

A summary of property by classification at December 31 is as follows:

(in Millions)	2001	2000

Property, Plant and Equipment

Electric Utility

Electric Distribution	$5,407	$5,163

Electric Generation	6,165	6,423

Electric Transmission	802	772

Total Electric Utility	12,374	12,358

Gas Utility	2,963	—

Non-regulated and other	1,730	804

	17,067	13,162

Less accumulated depreciation and depletion

Electric Utility

Electric Distribution	(2,062)	(1,924)

Electric Generation	(2,948)	(3,346)

Electric Transmission	(407)	(389)

Total Electric Utility	(5,417)	(5,659)

Gas Utility	(1,626)	—

Non-regulated and other	(481)	(116)

	(7,524)	(5,775)

Net Property, Plant and Equipment	$9,543	$7,387

Property is stated at cost and includes construction-related labor and materials. Expenditures for maintenance and repairs are charged to expense as incurred, except for Fermi 2. The cost of properties retired plus removal costs, less salvage, at Detroit Edison and MichCon is charged to accumulated depreciation.

The Company bases depreciation provisions for utility property at Detroit Edison and MichCon on straight-line and units of production rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.4% in 2001 and 2000, and 3.3% in 1999. The composite depreciation rate for MichCon was 3.9% in 2001.

Non-regulated property is depreciated over its estimated useful lives using straight-line, declining-balance and units of production methods.

Detroit Edison accrues in advance the incremental costs, including maintenance activities, that it anticipates incurring during the next scheduled Fermi 2 refueling outage. Detroit Edison began accruing approximately $21 million on a pro-rata basis over an 18-month period beginning in November 2001 for the next scheduled refueling outage in the spring of 2003.

Natural Gas and Oil Exploration and Production

The successful efforts method of accounting is followed for investments in oil and gas properties. Under the successful efforts method, the Company capitalizes the costs of property acquisitions, successful exploratory wells, development costs, and support equipment and facilities. It expenses unsuccessful exploratory wells when they are determined to be non-productive. It also expenses production costs, overheads, and exploration costs other than exploratory drilling. Depreciation and depletion of proved oil and gas properties are determined using the units-of-production method over the life of the proved reserves.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows expected to be generated by the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Software Costs

The Company capitalizes the cost of software developed for internal use. These costs are amortized on a straight-line basis over a maximum period of five years, beginning with the project’s completion.

Deferred Debt Costs

The costs related to the issuance of long-term debt are amortized over the life of each issue. In accordance with MPSC regulations applicable to Detroit Edison and MichCon, the unamortized discount, premium and expense related to debt redeemed with a refinancing are amortized over the life of the replacement issue. Discount, premium and expense on early redemptions of debt are charged to earnings if they relate to the generation business of Detroit Edison or other non-regulated operations of the Company.

Issuance of Stock by Equity Investees

The Company’s policy is to recognize gains and losses for the change in its proportionate share of an investee’s equity resulting from additional equity raised by the investee. Plug Power Inc. was founded in 1997 as a joint venture of the Company and Mechanical Technology Incorporated to design and develop on-site electric power generation systems utilizing fuel cells. In October 1999, Plug Power completed an initial public offering (IPO) of common stock at $15 per share. After the IPO, the Company owned approximately 32% of Plug Power’s outstanding common stock. Since Plug Power is considered a development stage company, generally accepted accounting principles require the Company to record gains and losses from Plug Power stock issuances as an adjustment to equity. As a result of Plug Power’s IPO, the Company recorded an increase of $44 million in its investment and an after-tax increase of $28 million to equity in 1999. In July 2001, Plug Power completed another public offering of common stock at $12 per share. After this public offering, the Company owned approximately 28% of Plug Power’s outstanding common stock and recorded an increase of $17 million in its investment and an after-tax increase of $11 million to equity.

Recently Issued Accounting Pronouncements

Derivatives - Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities measured at fair value on the statement of financial position. SFAS No. 133 provides an exception for certain contracts that qualify as “normal purchases and sales.” To qualify for this exception, certain criteria must be met, including that it must be probable that the contract will result in physical delivery.

See Note 13 – Financial and Other Derivative Instruments herein for additional information.

Business Combinations, Goodwill and Intangible Assets - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets. The most significant changes made by SFAS No. 142 are: 1) amortization of goodwill will cease, and goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 2) the amortization period of intangible assets with finite lives will continue to be amortized over their useful lives, but will no longer be limited to 40 years.

The Company adopted SFAS No. 141, beginning July 1, 2001, and adopted SFAS No. 142, effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, their adoption will not affect previously reported Company financial information. Goodwill was amortized by the Company through December 2001 using the straight-line method principally over 40 years. The Company ceased the amortization of goodwill on January 1, 2002, and will perform an assessment to determine whether goodwill is impaired. The Company will have a transition period from January 1, 2002 to June 30, 2002 to assess the fair value of each reporting unit and determine if goodwill has been impaired. The Company has not yet determined the impact of the adoption of SFAS No. 142 on the consolidated financial statements. The Company recorded approximately $29 million of goodwill amortization in 2001.

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets - In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, with no impact on the consolidated financial statements.

Other

For significant accounting policies regarding regulatory matters, see Note 4; income taxes, see Note 7; financial and other derivative instruments, see Note 13; retirement benefits and trusteed assets, see Note 15; and stock-based compensation, see Note 16.

NOTE 2 — MCN ENERGY ACQUISITION

On May 31, 2001, the Company completed the acquisition of MCN Energy by acquiring all of its outstanding shares of common stock for a combination of cash and shares of the Company’s common stock. See Note 8 – Common Stock and Earnings per Share herein for additional information. The Company purchased the outstanding common stock of MCN Energy for $2.3 billion and assumed existing MCN Energy debt and preferred securities of $1.5 billion.

The Company accounted for the acquisition using the purchase method. The allocation of the purchase price included in the consolidated statement of financial position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and liabilities assumed, and refinements of management’s plans to divest of certain assets acquired. The Company does not expect that additional revisions to the allocation of the purchase price in 2002 will be material. The excess purchase price over the fair value of net assets acquired totaled approximately $2 billion and was classified as goodwill. The Company began amortizing goodwill on June 1, 2001, on a straight-line basis using a 40-year life. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the amortization of goodwill ceased, and it will be tested for impairment on an annual basis.

The following unaudited pro forma summary presents information for the Company as if the acquisition became effective at the beginning of the respective periods. The pro forma amounts include the impact of certain adjustments, such as acquiring the operations of MCN Energy and issuing $1.35 billion of debt and 29 million shares of common stock to finance the acquisition. The pro forma amounts do not reflect any benefits from synergies that the Company expects to achieve from combining operations, do not reflect the actual results that would have occurred had the companies been combined for the periods presented, and are not necessarily indicative of future results of operations of the combined companies.

	Pro Forma

	Year Ended December 31

(in Millions, except per share amounts)	2001	2000

Operating revenues	$9,393	$8,388

Income before accounting change	$534	$426

Net income	$537	$426

Basic earnings per share:

Before accounting change	$3.23	$2.48

Total	$3.25	$2.48

Diluted earnings per share:

Before accounting change	$3.21	$2.48

Total	$3.23	$2.48

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At May 31, 2001

(in Millions)
Current assets, net of cash acquired	$859

Investments	154

Property, plant and equipment, net	1,648

Other assets	1,218

Assets held for sale	257

Goodwill	1,997

Total assets acquired	6,133

Current liabilities	(1,496)

Other liabilities	(1,153)

Preferred securities	(274)

Long-term debt	(938)

Total liabilities assumed	(3,861)

Net assets acquired	$2,272

NOTE 3 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, the Company completed the acquisition of MCN Energy. The Company incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $27 million ($18 million after tax) in 2001 and $25 million ($16 million after tax) in 2000, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $241 million ($157 million after tax) in 2001, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 1,186 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing earnings by $268 million ($175 million after tax) and $25 million ($16 million after tax) in 2001 and 2000, respectively. Approximately $53 million of the merger and restructuring charges have been paid as of December 31, 2001, including approximately $20 million of benefits, and it is anticipated that the remaining benefits of $215 million have been or will be paid from retirement plans.

NOTE 4 — REGULATORY MATTERS

Regulation

Detroit Edison and MichCon are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters.

Detroit Edison’s electric distribution operations, MichCon’s gas distribution and transportation operations, and the transmission operations of ITC meet the criteria of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting standard recognizes the cost-based ratemaking process, which results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. SFAS No. 71 requires the recording of regulatory assets and liabilities for certain transactions that would have been treated as revenue and expense in non-regulated businesses. Regulatory assets represent costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent benefits that will be refunded to customers through reduced rates. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Management believes that currently available facts support the continued application of SFAS No. 71 to these businesses. Future regulatory changes or changes in the competitive environment could result in the Company discontinuing the application of SFAS No. 71 for some or all of its businesses and require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through rates or refund.

Regulatory Assets and Liabilities

The Company recorded the following regulatory assets and liabilities at December 31:

	2001	2000

(in Millions)

Assets

Unamortized nuclear costs	$—	$2,328

Securitized regulatory assets	1,692	—

Recoverable income taxes related to securitized regulatory assets	928	—

Other recoverable income taxes	120	196

Unamortized loss on reacquired debt	37	82

Electric Choice implementation costs	53	57

Deferred environmental costs	29	—

Accrued GCR revenues	17	—

Other	20	25

Total Assets	$2,896	$2,688

Liabilities

Refundable income taxes	$144	2

Other	43	1

Total liabilities	$187	$3

Electric Industry Restructuring

MPSC orders issued in 1997 and 1998 altered the regulatory process in Michigan and provided a plan for transition to competition for the generation business of Detroit Edison. Therefore, effective December 31, 1998, Detroit Edison’s generation business no longer met the criteria of SFAS No. 71. Also, at that time, the 1,150 megawatt (MW) Fermi 2 nuclear generating plant was determined to be impaired. Since a December 1998 MPSC order provided for full recovery of Fermi 2 through the regulated transmission and distribution businesses, a regulatory asset was established representing the net book value of Fermi 2 and related assets.

Michigan Legislation - In June 2000, Public Act 141 (PA 141) became effective. PA 141 provided Detroit Edison with the right to recover stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing Electric Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

The legislation also contains provisions preventing rate increases for residential customers through 2005, for small business customers through 2004, and remaining business customers through 2003. Certain costs may be deferred after 2003 and during the period that rates are frozen. This rate cap may be lifted when certain market test provisions are met, specifically, an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its customers. Statewide, multi-utility transmission system improvements also are required. Detroit Edison expects that these market and transmission improvement conditions will be met, and the rate cap will not continue after the dates specified in the legislation.

In several orders issued in June 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses through continuance of the power supply cost recovery (PSCR) clause would be inconsistent with the rate freeze. Detroit Edison was not permitted to collect the 1998 PSCR under-recovery of $9 million, plus accrued interest of $3 million. Also, Detroit Edison was not required to refund approximately $55 million of liabilities for over-recoveries of PSCR expenses for 1999 and 2000, and disallowances under the Fermi 2 performance standard mechanism. In January 2002, the Michigan Court of Appeals rejected appeals filed by parties opposing the MPSC’s actions in this proceeding.

In October 2000, the MPSC initiated a case to determine the methodology of calculating net stranded costs as required by PA 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation operations. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, established a zero 2002 transition charge and deferred the issues of refining the net stranded costs methodology and the recalculating of net stranded costs to 2002. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to Electric Choice bills in 2002. In addition, the MPSC ordered an additional credit on Electric Choice bills equivalent to the 5% rate reduction benefiting full service customers funded by savings derived from securitization. The provisions of this order will likely encourage additional customer participation in the Electric Choice program and result in the loss of margins from providing generation services. Detroit Edison has asked for rehearing and clarification on certain aspects of the order and has requested that the MPSC initiate an expedited proceeding to implement those clarifications and interpretations.

In June 2001, pursuant to PA 141, Detroit Edison filed with the MPSC an application outlining a proposal to unbundle its existing rates. Detroit Edison’s initial proposal did not unbundle all tariffs but instead included a bill message stating the amount of distribution charges a customer would incur under Electric Choice. A December 2001 MPSC order found that the June 2001 filing did not meet the requirements of PA 141 and ordered Detroit Edison to make a new filing. In February 2002, Detroit Edison made a filing that unbundled existing rates using updated cost data. Detroit Edison is unable to determine the timing or outcome of this proceeding.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST) that will likely encourage additional customer participation in the Electric Choice program. The implementation of the order will result in increased expenses associated with implementing Electric Choice, including meter installation, meter reading and computer system enhancements. Detroit Edison has asked for rehearing and clarification on certain aspects of the order.

Securitization – In an order issued in November 2000 and clarified in January 2001, the MPSC approved the issuance of securitization bonds to recover qualified costs that include the unamortized investment in Fermi 2, costs of certain other regulatory assets, Electric Choice implementation costs, costs of issuing securitization bonds, and the costs of retiring securities with the proceeds of securitization.

Detroit Edison formed The Detroit Edison Securitization Funding LLC (Securitization LLC), a wholly owned subsidiary, for the purpose of securitizing its qualified costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. The Securitization Bonds mature over a period of up to 15 years and have an average interest rate of 6.1%. Detroit Edison used the proceeds to retire debt and equity in approximately equal amounts. The Company likewise retired approximately 50% debt and 50% equity with the proceeds received as the sole shareholder of Detroit Edison. Detroit Edison implemented a non-bypassable surcharge on its customer bills, effective March 26, 2001, for the purpose of collecting amounts sufficient to provide for the payment of interest and principal and the payment of income tax on the additional revenue from the surcharge. As a result of securitization, Detroit Edison established a regulatory asset for securitized costs including costs that had previously been recorded in other regulatory asset accounts.

The Securitization LLC is independent of Detroit Edison, as is its ownership of the securitization property. Due to principles of consolidation, qualified costs sold by Detroit Edison to the Securitization LLC and the $1.75 billion of securitization bonds appear on the Company’s consolidated statement of financial position. The Company makes no claim to these assets. Ownership of such assets has vested in the Securitization LLC and been assigned to the trustee for the Securitization Bonds. Funds collected by Detroit Edison, acting in the capacity of a servicer for the Securitization LLC, are remitted to the trustee for the Securitization Bonds. Neither the securitization property nor funds collected from Detroit Edison’s customers for the payment of costs related to the Securitization LLC and Securitization Bonds are available to Detroit Edison’s creditors.

Transmission Business - Effective January 2001, the transmission assets owned by Detroit Edison were transferred to a wholly owned subsidiary, ITC. In May 2001, Detroit Edison distributed 100% of the shares of ITC to the Company. Detroit Edison continues to bill and collect transmission revenues as currently authorized in its bundled rates approved by the MPSC. ITC provides transmission services to customers of Detroit Edison and other non-affiliated customers. In August 2001, ITC filed with the FERC to join the Midwest Independent System Operator (MISO) and withdrew from the Alliance Regional Transmission Organization. In September 2001, ITC filed to suspend the effective date of its transmission rates approved by the FERC in 2000, due to the filing of a rate structure by the MISO.

Gas Industry Restructuring

Regulatory Reform Plan – Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included a comprehensive experimental three-year Gas Choice Program, a Gas Sales Program and an income sharing mechanism. The Gas Choice Program allowed a limited number of customers to purchase gas from suppliers other than MichCon. The Gas Sales Program suspended the GCR mechanism for customers who continue to purchase gas from MichCon, and fixed the gas commodity component of MichCon’s sales rates at $2.95 per Mcf. The income sharing mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, the Company believes that no income sharing is required in 2001.

Regulatory Changes - MichCon returned to the GCR mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates will be based on market prices and set through the GCR process. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors of up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent Gas Choice Program which would replace the experimental program that expires in March 2002. Effective April 2002, up to approximately 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to approximately 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Gas Choice Program.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In February 2002, an MPSC administrative law judge issued a proposal for decision that supports Detroit Edison’s actions in this matter. A final order is expected in 2002.

The Company is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position and results of operations of the Company.

NOTE 5 — FERMI 2

General

Fermi 2, a nuclear generating unit, began commercial operation in January 1988. The Nuclear Regulatory Commission (NRC) maintains jurisdiction over the licensing and operation of Fermi 2. Fermi 2 has a design electrical rating (net) of 1,150 MW. This unit represents approximately 10% of Detroit Edison’s summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset was securitized. See Note 4 - Regulatory Matters.

Ownership of an operating nuclear generating unit subjects Detroit Edison to significant additional risks. Fermi 2 is regulated by a number of different governmental agencies concerned with public health, safety and environmental protection.

Insurance

Detroit Edison insures Fermi 2 with property damage insurance provided by Nuclear Electric Insurance Limited (NEIL). The NEIL insurance policies provide $500 million of primary coverage (with a $1 million deductible) and $2.25 billion of excess coverage for stabilization, decontamination and debris removal costs, repair and/or replacement of property and decommissioning. The combined limits provide total property damage insurance of $2.75 billion.

Detroit Edison maintains an insurance policy with NEIL providing for extra expenses, including certain replacement power costs necessitated by Fermi 2’s unavailability due to an insured event. These policies have a 12-week waiting period and provide for three years of coverage.

Terrorism coverage under the NEIL policies has been modified for multiple terrorism losses occurring within one year after the first loss from terrorism. NEIL would make available to all insured entities up to $3.2 billion and any amounts it recovers from reinsurance, government indemnity or other sources for such losses.

Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $27 million per event if the loss associated with any one event should exceed the accumulated funds available to NEIL.

As required by federal law, Detroit Edison maintains $200 million of public liability insurance for a nuclear incident. For liabilities arising out of terrorist acts, the policy is now subject to one industry aggregate limit of $200 million. Further, under the Price-Anderson Amendments Act of 1988 (Act), deferred premium charges up to $84 million could be levied against each licensed nuclear facility, but not more than $10 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities. The Act will expire on August 1, 2002. It is unknown whether this statute will be renewed or modified.

Decommissioning

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the decommissioning costs of Fermi 2. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes that the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula.

Detroit Edison has established external trust funds to hold decommissioning and low-level radioactive waste disposal funds collected from customers. During 2001, 2000 and 1999, Detroit Edison collected $38 million in each year from customers for decommissioning and low-level radioactive waste disposal. Such amounts were recorded as components of depreciation, depletion and amortization expense, and in other liabilities. Net unrealized losses of $23 million and $18 million in 2001 and 2000, respectively, were recorded as adjustments to the nuclear decommissioning trust funds and other liabilities. At December 31, 2001, investments in the external trust funds consisted of approximately 50.7% in publicly traded equity securities, 46.1% in fixed debt instruments and 3.2% in cash equivalents. Investments in debt and equity securities held within the external trust funds are classified as “available for sale.”

At December 31, 2001 and 2000, Detroit Edison had reserves of $373 million and $351 million for the future decommissioning of Fermi 2, and $29 million and $32 million for the decommissioning of Fermi 1, a nuclear unit that has been shut down since 1972, respectively. Detroit Edison also had a reserve of $15 million for low-level radioactive waste disposal costs at December 31, 2001 and 2000. These reserves are included in other liabilities, with an equivalent amount deposited in external trust funds. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $913 million in 2001 dollars and $3.5 billion in 2025 dollars, using a 6% inflation rate. In 2001, the Company began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning is expected to be completed by 2007.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of one mill per net kilowatthour of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage. Detroit Edison estimates that existing storage capacity will be sufficient until 2007.

NOTE 6 — JOINTLY OWNED UTILITY PLANT

Detroit Edison’s portion of jointly owned utility plant at December 31, 2001 is as follows:

		Ludington
	Belle River	Pumped Storage

In-service date	1984-1985	1973

Ownership interest	*	49%

Investment (millions)	$1,031	$194

Accumulated depreciation (millions)	$461	$102

*	Detroit Edison’s ownership interest is 62.78% in Unit No. 1, 81.39% of the portion of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants, 49.59% in certain transmission lines and, at December 31, 2001, 75% in facilities used in common with Unit No. 2.

Belle River

The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and certain other related facilities. MPPA is entitled to 18.61% of the capacity and energy of the entire plant (1,026 MW) and is responsible for the same percentage of the plant’s operation and maintenance expenses and capital improvements.

Ludington Pumped Storage

Operation, maintenance and other expenses of the Ludington Pumped Storage Plant (1,872 MW) are shared by Detroit Edison and Consumers Energy Company in proportion to their respective ownership interests in the plant.

NOTE 7 — INCOME TAXES

DTE Energy files a consolidated federal income tax return.

Total income tax expense as a percent of income before tax varied from the statutory federal income tax rate for the following reasons:

	2001	2000	1999

Statutory income tax rate	35.0%	35.0%	35.0%

Alternate fuels credit	(75.3)	(27.1)	(21.3)

Removal costs	0.2	(5.0)	(2.3)

Investment tax credit	(3.6)	(2.2)	(1.9)

Depreciation	(5.7)	2.3	1.5

Goodwill amortization	4.7	—	—

Research expenditures tax credit	(3.0)	—	—

ESOP	(1.9)	—	—

Other-net	(0.7)	(1.1)	0.1

Effective income tax rate	(50.3)%	1.9%	11.1%

Components of income tax expense (benefit) were as follows:

	2001	2000	1999

(in Millions)
Current federal and other income tax expense	$176	$268	$260

Deferred federal income tax benefit	(113)	(118)	(73)

Alternate fuels credit	(165)	(130)	(116)

Investment tax credit	(8)	(11)	(11)

Total	$(110)	$9	$60

Internal Revenue Code Section 29 provides a tax credit (alternate fuels credit) for qualified fuels produced and sold by a taxpayer to an unrelated party during the taxable year. Alternate fuels credits earned but not utilized of $274 million are carried forward indefinitely as alternative minimum tax credits.

At December 31, 2001, the Company had a net operating loss carryforward of $424 million expiring in 2019 and 2020. The Company does not believe that a valuation allowance is required, as it expects to utilize these losses prior to their expiration.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences.

Deferred income tax assets (liabilities) were comprised of the following at December 31:

	2001	2000

(in Millions)
Property	$(1,341)	$(1,212)

Securitized regulatory assets	(909)	—

Unamortized nuclear costs	—	(822)

Alternative minimum tax credit carryforward	274	125

Property taxes	(83)	(68)

Investment tax credit	90	90

Contributions in aid of construction	102	90

Merger basis differences	213	—

Net operating loss	148	—

Other	75	(66)

	$(1,431)	$(1,863)

Deferred income tax liabilities	$(2,479)	$(2,414)

Deferred income tax assets	1,048	551

	$(1,431)	$(1,863)

The federal income tax returns of the Company are settled through 1992.

NOTE 8 – COMMON STOCK AND EARNINGS PER SHARE

Common Stock

On May 31, 2001, the Company issued approximately 29 million shares of common stock, valued at $1.06 billion, as part of the consideration to purchase all of the outstanding shares of MCN Energy common stock. See Note 2 – MCN Energy Acquisition. The newly issued shares were valued at the average market price of the Company’s common stock for a period of five days, including February 28, 2001, which was the date the Company and MCN Energy announced the revised merger agreement.

During 2001, the Company repurchased approximately 10.5 million shares of common stock at an aggregate cost of approximately $438 million. In 2000, the Company repurchased approximately 2.3 million shares of common stock at an aggregate cost of approximately $70 million.

The Company records unearned compensation as a reduction in common stock. The unearned compensation represents the value of non-vested stock awards granted under the DTE Energy Company 2001 Stock Incentive Plan and the Long-Term Incentive Plan adopted in 1995. The number of non-vested stock awards is included in the number of common shares outstanding; however, for purposes of computing basic earnings per share, non-vested stock awards are excluded.

Shareholders’ Rights Plan

The Company has a Shareholders’ Rights Plan that is designed to maximize shareholders’ value in the event the Company is acquired. The rights are attached to and trade with shares of the Company’s common stock until they are exercisable upon certain triggering events. The rights will expire in 2007.

Earnings per Share

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. These include the assumed exercise of stock options, vesting of non-vested stock awards, and issuance of performance share awards. A reconciliation of both calculations is presented in the table below.

Options to purchase approximately 2.34 million shares of common stock at an average price of $43.86 per share were outstanding during 2001. These securities were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, thus making these securities anti-dilutive.

(in Thousands, except per share amounts)	2001	2000	1999

Basic Earnings per Share

Income before accounting change	$328,745	$468,550	$482,653

Average number of common shares outstanding	153,120	143,116	145,047

Earnings per share of common stock based on average number of shares outstanding	$2.15	$3.27	$3.33

Diluted Earnings per Share

Income before accounting change	$328,745	$468,550	$482,653

Average number of common shares outstanding	153,120	143,116	145,047

Incremental shares from stock-based awards	639	149	89

Average number of dilutive shares outstanding	153,759	143,265	145,136

Earnings per share of common stock assuming issuance of incremental shares	$2.14	$3.27	$3.33

NOTE 9 — PREFERRED SECURITIES

DTE Energy and Enterprises-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries

DTE Energy has established a trust, and Enterprises has established various trusts and a partnership, each formed for the sole purpose of issuing preferred securities and lending the gross proceeds thereof to their respective parent. The sole assets of the trusts and partnership are debentures of the parent with terms similar to those of the related preferred securities. Summarized information for obligated mandatorily redeemable preferred securities of subsidiaries holding solely debentures of the parent is as follows:

		Liquidation	Maturity of	Earliest
	December 31,	Value	Underlying	Redemption
	2001	Per Share	Security	Date

(in Millions, except per share amounts)

MCN Financing I

8-5/8% Trust Originated Preferred Securities	$77	$25	2036	2001

(3,200,000 preferred securities) Dividends payable quarterly

MCN Financing II

8-5/8% Trust Preferred Securities	98	25	2038	2003

(4,000,000 preferred securities) Dividends payable quarterly

MCN Michigan Ltd. Partnership

9-3/8% Redeemable Cumulative Preferred Securities	97	25	2024	1999

(4,000,000 preferred securities) Dividends payable monthly

MCN Financing III

7.25% Preferred Securities	2	50	2002	2002

(30,600 preferred securities) Dividends payable quarterly

	$274

The preferred securities carry similar provisions relating to their respective parent as described below.

The preferred securities allow the parent the right to extend interest payment periods on the debentures and, as a consequence, dividend payments on the preferred securities can be deferred by the trusts and partnership during any such interest payment period. In the event that the parent exercises this right, the parent may not declare dividends on its common stock.

In the event of default, holders of the preferred securities will be entitled to exercise and enforce the trusts’ and partnership’s creditor rights against the parent, which may include acceleration of the principal amount due on the debentures. The Company and Enterprises have issued guaranties with respect to payments on the preferred securities. These guaranties, when taken together with the parent’s obligations under the debentures, the related indenture, and the trusts and partnership documents, provide full and unconditional guaranties of the trusts’ and partnership’s obligations under the preferred securities.

Financing costs for these issuances were deferred and are reflected as a reduction in the carrying value of the preferred securities. These costs are being amortized using the straight-line method over the estimated lives of the related securities.

In January 2002, DTE Energy Trust I, a wholly owned trust of the Company, issued $180 million of 7.8% Trust Preferred Securities with a liquidation value of $25 per share. The maturity date of the underlying security is February 2032. The earliest date the securities can be redeemed is February 2007. The proceeds were used to redeem the 8-5/8% Trust Originated Preferred Securities and the 9-3/8% Redeemable Cumulative Preferred Securities in February 2002.

Preferred and Preference Securities – Authorized and Unissued

At December 31, 2001, the Company had 5 million shares of preferred stock without par value authorized, with no shares issued. Of such amount, 1.6 million shares were reserved for issuance in accordance with the Shareholders’ Rights Plan.

At December 31, 2001, Detroit Edison had 6.75 million shares of preferred stock with a par value of $100 per share and 30 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

At December 31, 2001, Enterprises had 25 million shares of preferred stock without par value authorized, with no shares issued.

At December 31, 2001, MichCon had 7 million shares of preferred stock with a par value of $1 per share and 4 million shares of preference stock with a par value of $1 per share authorized, with no shares issued.

NOTE 10 — LONG-TERM DEBT

The Company’s long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	2001	2000

(in Millions)

Mortgage Bonds

7.5% due 2001 to 2023	$1,073	$1,564

Remarketed Notes

Secured

6.1% due 2034 to 2038	253	410

Unsecured

6.7% due 2002 to 2038	603	400

Tax Exempt Revenue Bonds

Secured

Installment Sales Contracts 6.6% due 2004 to 2024	125	125

Loan Agreements 5.8% due 2008 to 2030	882	882

Unsecured

Installment Sales Contracts 6.4% due 2004	24	24

Loan Agreements 4.8% due 2024 to 2030	113	113

Senior Notes

Secured

6.2% due 2005 to 2039	1,007	—

Unsecured

6.3% due 2002 to 2011	1,557	—

Quarterly Income Debt Securities (QUIDS)

7.5% due 2026 to 2028	385	385

Non-Recourse Debt

7.7% due 2001 to 2017	196	247

Other Long-Term Debt	103	—

	6,321	4,150

Less amount due within one year	(429)	(256)

	$5,892	$3,894

Securitization Bonds

6.1% due 2002 to 2016	$1,746	$—

Less amount due within one year	(73)	—

	$1,673	$—

In the years 2002 — 2006, the Company’s long-term debt maturities are $502 million, $379 million, $466 million, $448 million and $683 million, respectively.

Substantially all of the net utility properties of Detroit Edison and MichCon, totaling approximately $8.3 billion, are pledged as security for the payment of outstanding mortgage bonds and other secured debt.

Each series of QUIDS provides that interest will be paid quarterly. However, Detroit Edison has the right to extend the interest payment period on the QUIDS for up to 20 consecutive interest payment periods.

Interest would continue to accrue during the deferral period. If this right is exercised, Detroit Edison may not declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period.

At December 31, 2001, $856 million of notes were subject to periodic remarketings. Remarketing agents remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, Standby Note Purchase Agreements and/or Letters of Credit are in place for a portion of the notes that provide that banks will purchase the securities and, after the conclusion of all necessary proceedings, remarket the bonds. In the event the banks’ obligations under the Standby Note Purchase Agreements and/or Letters of Credit are not honored, then the Company would be required to purchase any securities subject to a failed remarketing.

The Company financed the cash consideration of the acquisition of MCN Energy through the issuance of $1.35 billion of debt in May 2001. The Company issued three series of senior notes with differing maturities ranging from three to 10 years in the following denominations: (i) $250 million of 6.00% senior notes due 2004; (ii) $500 million of 6.45% senior notes due 2006; and (iii) $600 million of 7.05% senior notes due 2011. Interest is payable on a semi-annual basis beginning December 1, 2001.

Detroit Edison formed the Securitization LLC, a wholly owned subsidiary, for the purpose of securitizing its stranded costs. In March 2001, the Securitization LLC issued $1.75 billion of Securitization Bonds, Series 2001-1, and Detroit Edison sold $1.75 billion of qualified costs to the Securitization LLC. During the year ended December 31, 2001, Detroit Edison used proceeds from securitization along with other refinancings to redeem $1.3 billion in debt, of which $1.1 billion represented unscheduled redemptions.

During 2001, Detroit Edison issued $200 million of 5.05% senior secured notes due 2005, and $500 million of 6.125% senior secured notes due 2010. Interest is payable on a semi-annual basis beginning April 1, 2002. Detroit Edison also issued $139.9 million of 5.45% tax-exempt bonds due 2029. Interest is payable on a semi-annual basis beginning March 1, 2002.

During 2001, Detroit Edison entered into a financing arrangement for certain equipment with a value of approximately $90 million. The arrangement has an implicit interest rate of 7.6% with a term of approximately nine years.

During 2001, MichCon issued $200 million of 6.125% senior secured notes due 2008. Interest is payable on a semi-annual basis beginning March 1, 2002. During 2001, MichCon paid the entire outstanding balance of a $40 million mortgage bond that was due in 2021.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

During 2001, the Company, Detroit Edison and MichCon entered into a bank facility arrangement used to support commercial paper in the amounts of $800 million, $300 million and $300 million, respectively. Commercial paper is usually issued in lieu of an equivalent amount of borrowings under these lines of credit. Amounts outstanding under this facility at December 31, 2001, were $423 million at the Company and $254 million at MichCon. At December 31, 2000, $45 million of commercial paper was outstanding at Detroit Edison under a prior facility. The weighted average interest rates for short-term borrowings at December 31, 2001 and 2000 were 2.8% and 6.6%, respectively.

At December 31, 2001, the Company had letters of credit from a bank that allowed the Company to use approximately $88 million of cash previously classified as restricted on the Company’s statement of financial position. There were no outstanding draws on these letters of credit at December 31, 2001.

Detroit Edison also has a $200 million short-term financing agreement secured by its customer accounts receivable and unbilled revenues portfolio under which there were no outstanding amounts at December 31, 2001. There was $200 million outstanding at December 31, 2000, with a weighted average interest rate of 6.8%.

During 2001, DTE Capital was merged into the Company. At December 31, 2000, DTE Capital had $258 million of commercial paper outstanding, with a weighted average interest rate of 7.7%.

NOTE 12 — CAPITAL AND OPERATING LEASES

Lessee – The Company, Detroit Edison, Enterprises and MichCon lease various assets under capital and operating leases including lake vessels, locomotives and coal cars, office buildings, a parking structure, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2016, with renewal options extending beyond that date. Portions of the office buildings and parking structure are subleased to various tenants.

In July 2001, Detroit Edison terminated its nuclear fuel financing arrangement and purchased the leased nuclear fuel for $79 million.

Future minimum lease payments under non-cancelable leases at December 31, 2001 were:

	Capital	Operating
	Leases	Leases

(in Millions)
2002	$21	$19

2003	15	18

2004	12	16

2005	12	13

2006	13	9

2007 and thereafter	74	27

Total minimum lease payments	147	$102

Less imputed interest	(44)

Present value of net minimum lease payments	103

Less current portion	(14)

Noncurrent portion	$89

Total minimum lease payments for operating leases have not been reduced by future minimum sublease rentals totaling $12.7 million under non-cancelable subleases expiring at various dates to 2008.

Rental expenses for operating leases were $19 million, $13 million and $5 million for 2001, 2000 and 1999, respectively.

Lessor – MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease arrangement that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31, 2001 follow:

(in Millions)
2002	$9

2003	9

2004	9

2005	9

2006	9

Thereafter	125

Total minimum future lease receipts	170

Residual value of leased pipeline	40

Less — unearned income	(125)

Net investment in capital lease	85

Less — current portion	(1)

$84

NOTE 13 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities, measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting. To the extent derivative instruments qualify as hedges and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is reported in other comprehensive income. The ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify as hedges and are designated as hedges of changes in fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair value of derivative instruments and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion 20, “Accounting Changes.”

As of January 1, 2001, the Company adopted SFAS No. 133, as required. The financial statement impact of recording the various SFAS No. 133 transactions at January 1, 2001 was as follows:

Increase
Financial Statement Line Item	(Decrease)

(in Millions)
Assets from risk management and trading activities	$26

Liabilities from risk management and trading activities	$85

Deferred income taxes payable	$(20)

Cumulative effect of a change in accounting principle:

Other comprehensive loss	$42

Net income	$3

The Company’s primary market risk exposures are associated with interest rates and commodity prices. The Company has risk management policies to monitor and assist in mitigating these market risks and uses derivative instruments to manage some of the exposures. Except for the activities of the Wholesale Marketing & Trading segment, the Company does not hold or issue derivative instruments for trading purposes. All derivatives are recorded at fair value and shown as “assets or liabilities from risk management and trading activities” in the consolidated statement of financial position.

The FASB continues to develop interpretive guidance for SFAS No. 133. Accordingly, any future interpretations of SFAS No. 133 may impact the Company’s ultimate application of the standard.

RISK MANAGEMENT ACTIVITIES

Credit Risk

The Company is exposed to credit risk in the event of nonperformance by customers or counterparties of its contractual obligations. The company maintains credit policies with regard to its customers and counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition and credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees, and the use of standardized agreements which allow for the netting or offsetting of positive and negative exposures associated with a single counterparty.

Interest Rate Risk

During 2000, the Company entered into a series of forward-starting interest rate swaps and treasury locks in order to limit its sensitivity to market interest rate risk associated with its issuance of long-term debt used to finance the acquisition of MCN Energy. Such instruments were formally designated as cash flow hedges. In the first quarter of 2001, a loss of approximately $5 million was reclassified from accumulated other comprehensive loss into earnings, since management determined it was probable that certain transactions associated with the issuance of long-term debt would not occur within the time frame originally anticipated. This loss was reported as a component of interest expense within the consolidated statement of operations. In May 2001, the Company issued long-term debt, and terminated these hedges at a cost of $83 million, with the corresponding loss on these instruments included in other comprehensive loss. During the next 30 years, amounts recorded in other comprehensive loss will be reclassified to interest expense as the related interest affects earnings. At December 31, 2001, the estimated amount of existing losses that is expected to be reclassified into earnings within the next 12 months is approximately $ 10 million.

Commodity Price Risk

Electric Utility

Detroit Edison uses forward energy, capacity, and futures contracts to manage the risk of fluctuations in the market price of electricity and natural gas. Certain of these contracts have been formally designated as cash flow hedges of the forecasted purchase of power and natural gas. For the year ended December 31, 2001, Detroit Edison recorded a loss of $23 million, net of tax, in other comprehensive loss for these hedges. Amounts recorded in other comprehensive loss will be reclassified to fuel, purchased power and gas expense as the forecasted purchases of electricity and natural gas affect earnings. At December 31, 2001, the estimated net amount of existing loss expected to be reclassified into earnings within the next 12 months is approximately $21 million. The maximum length of time over which Detroit Edison is hedging its exposure to the variability of future cash flows is two years. Ineffectiveness recognized in these hedging relationships was immaterial for the year ended December 31, 2001.

Certain of Detroit Edison’s forward electric contracts are considered “normal purchases and sales” and therefore are excluded from the scope of SFAS No. 133.

In June 2001, the FASB provided guidance on the implementation of SFAS No. 133 regarding certain contracts in the power generation industry. In June 2001, issue No. C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” was issued. The FASB concluded that because electricity cannot be readily stored in significant quantities, and the entity engaged in selling electricity is obligated to maintain sufficient capacity to meet the electricity needs of its customer base, an option-like contract for the purchase of electricity that meets certain criteria is eligible for the normal purchases and sales exception. Detroit Edison adopted this new guidance on July 1, 2001, as required, classified certain contracts as normal, and began amortizing the previously recorded liability on option-like contracts over their remaining lives. In December 2001, the FASB issued revisions to issue No. C15 that are effective in April 2002. The revised guidance differentiates characteristics of traditional capacity contracts used by electric utilities to meet electric load and financial options on electricity. Traditional capacity contracts are eligible for settlement accounting under the normal purchases and sales exception. Financial options on electricity will not be eligible for settlement accounting. Financial options on electricity will be recorded at fair value on the statement of financial position using mark-to-market accounting.

Gas Utility

MichCon has firm-priced contracts for a substantial portion of its expected gas supply requirements through 2002. These contracts are designated and qualify for the “normal purchases” exception under SFAS No.133. Accordingly, MichCon does not account for such contracts as derivatives.

Non-regulated Operations

Natural gas forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations on gas sale and purchase contracts, gas production and gas inventories. Enterprises has determined that this risk minimization strategy will be accounted for by marking to market its commodity forwards, financial derivatives, and corresponding physical positions so there are substantial offsetting amounts. This fair value accounting better aligns financial reporting with the way such business is managed and its performance measured. Additionally, certain transportation contracts are considered derivatives and marked to market under SFAS No. 133. Unrealized gains and losses resulting from marking to market commodity-related derivatives are recorded as an adjustment to revenues.

Although it attempts to maintain a balanced or flat book from an economic standpoint, Enterprises experiences earnings volatility as a result of its owned gas reserves, as well as from open positions related to its long-term transportation and storage assets. Gas produced from owned reserves does not meet the definition of a derivative under SFAS No. 133.

TRADING ACTIVITIES

Wholesale Marketing & Trading markets and trades electricity and natural gas physical products and financial instruments, and provides risk management services utilizing energy commodity derivative instruments, which include futures, exchange-traded and over-the-counter options, and forward purchase and sales contracts. Contracts used in trading activities are accounted for under Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading Activities and Risk Management Activities.” Accordingly, such contracts are marked to market with unrealized gains and losses recorded in revenues. All derivatives are recorded at fair value and are shown as “assets or liabilities from risk management and trading activities” in the consolidated statement of financial position. Contracts for physical delivery are recorded gross in revenues or expenses, as appropriate. Gains or losses on financial contracts are recorded net in the consolidated statement of operations.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The carrying amount of financial instruments, except for long-term debt and preferred securities, approximate fair value. The estimated fair value of total long-term debt at December 31, 2001 and 2000 was $ 8.2 billion and $4.2 billion, respectively, compared to the carrying amount of $ 8.1 billion and $4.1 billion, respectively. The estimated fair value of preferred securities at December 31, 2001 was $276 million compared to the carrying amount of $274 million.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Personal Property Taxes

Detroit Edison, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to estimate the reduction in value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are being used for current year assessments in most jurisdictions. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables are currently before the Michigan Tax Tribunal (MTT) which issued an order in June 2000 stating that the tables are presumed to be correct, thus assigning the burden of proving otherwise to the taxing jurisdictions. The hearing before the MTT concluded in June 2001, with the STC subsequently filing a motion for summary judgment. All briefs related to that motion have been filed, and the parties now await the MTT decision.

Detroit Edison and MichCon accrue property tax expense based on the new tables. Detroit Edison and MichCon will seek to apply the new tables retroactively and to ultimately settle the pending tax appeals related to 1997 through 1999. This is a solution supported by the STC in the past. The legal action, along with possible additional appeals by local taxing jurisdictions, is expected to delay any recoveries realized by Detroit Edison and MichCon related to the new valuation tables.

Gas Environmental Matters

Former manufactured gas plant sites – Prior to the construction of major natural gas pipelines, gas for heating and other uses was manufactured from processes involving coal, coke or oil. Enterprises owns, or previously owned, 17 such former manufactured gas plant (MGP) sites.

During the mid-1980’s, Enterprises conducted preliminary environmental investigations at former MGP sites, and some contamination related to the by-products of gas manufacturing was discovered at each site. The existence of these sites and the results of the environmental investigations have been reported to the Michigan Department of Environmental Quality (MDEQ). None of these former MGP sites is on the National Priorities List prepared by the U.S. Environmental Protection Agency (EPA).

Enterprises is involved in an administrative proceeding before the EPA regarding one of the former MGP sites. Enterprises has executed an order with the EPA, pursuant to which Enterprises is legally obligated to investigate and remediate the MGP site. Enterprises is remediating eight of the former MGP sites and conducting more extensive investigations at three other former MGP sites. In 1998, Enterprises received state closure of one of the former MGP sites. Additionally, the MDEQ has determined with respect to two other former MGP sites that Enterprises is not a responsible party for the purpose of assessing remediation expenditures. In September 2001, Enterprises was advised of one additional MGP site for which it has some responsibility. After review of the extent of the necessary environmental clean-up required, remediation costs for this site are not expected to exceed $500,000.

In 1984, Enterprises established a $12 million reserve for environmental investigation and remediation. During 1993, MichCon received MPSC approval of a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites in excess of this reserve.

Enterprises employed outside consultants to evaluate remediation alternatives for these sites, to assist in estimating its potential liabilities and to review its archived insurance policies. The findings of these investigations indicate that the estimated total expenditures for investigation and remediation activities for these sites could range from $30 million to $170 million based on undiscounted 1995 costs. As a result of these studies, Enterprises accrued an additional liability and a corresponding regulatory asset of $35 million during 1995.

During 2001, Enterprises spent $4 million investigating and remediating these former MGP sites. At December 31, 2001, the reserve balance was $25 million of which $5 million was classified as current. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and, therefore, have an effect on the Company’s financial position and cash flows. However, management believes that the cost deferral and rate recovery mechanism approved by the MPSC will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

Commitments

Detroit Edison has an Energy Purchase Agreement for the purchase of steam and electricity from the Detroit Resource Recovery Facility. Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. During 2001, the reserve for future steam purchase commitments was reduced by $22 million due to changes in estimated future replacement costs. Purchases of steam and electricity were approximately $41 million, $35 million and $35 million for 2001, 2000 and 1999, respectively. Annual steam and electric purchase commitments are approximately $40 million, $41 million, $42 million, $44 million and $45 million for 2002, 2003, 2004, 2005 and 2006, respectively.

The EPA has issued ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution. In September 1998, the EPA issued a State Implementation Plan (SIP) call giving states a year to develop new regulations to limit nitrogen oxide emissions because of their contribution to ozone formation. Detroit Edison has spent approximately $221 million through December 2001 and estimates that it will incur approximately $400 million to $500 million of future capital expenditures over the next three years to comply. In March 2000, the U.S. Court of Appeals ruled in favor of the EPA’s SIP call regulations. The new air quality standards have been upheld in legal challenges in the U.S. Court of Appeals, but the U.S. Supreme Court has agreed to hear the appeal. Until the legal issues are resolved, management is unable to predict the full impact of the new air quality standards. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, would be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end December 31, 2005.

In 1997, Enterprises’ 50%-owned partnership, Washington 10 Storage Partnership (W-10), entered into a leveraged lease transaction to finance the conversion of a depleted natural gas reservoir into a 42 Bcf storage facility. The storage facility began operations in mid-1999 and cost $160 million to develop. Enterprises has entered into a contract with W-10 to market 100% of the capacity of the storage field through 2029. Under the terms of the marketing contract, Enterprises is obligated to generate sufficient revenues to cover W-10’s lease payments and certain operating costs, which average approximately $15 million annually.

To ensure a reliable supply of natural gas at competitive prices, Enterprises has entered into long-term purchase and transportation contracts with various suppliers and producers. In general, purchases are under fixed price and volume contracts or formulas based on market prices. Enterprises has firm purchase commitments through 2015 for approximately 707 Bcf of gas. Enterprises expects that sales, based on warmer-than-normal weather, will exceed its minimum purchase commitments. Enterprises has long-term transportation and storage contracts with various companies expiring on various dates through the year 2016. Enterprises is also committed to pay demand charges of approximately $89 million during 2002 related to firm purchase and transportation agreements. Of this total, approximately $37 million relates to MichCon.

The Company has also entered into long-term fuel supply commitments of approximately $1 billion at December 31, 2001. The Company expects that its 2002 capital expenditures will approximate $950 million. Certain commitments have been made in connection with such capital expenditures.

Other Contingencies

Electricity and gas is purchased from and sold to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy in 2001, including certain Enron Corporation affiliates. Certain DTE Energy subsidiaries had open transactions under a variety of agreements with bankrupt Enron affiliates, and such subsidiaries had an aggregate net liability of $24 million to Enron. There are various netting agreements with Enron affiliates. Internal and external counsel are working to determine the Company’s rights within these agreements. The Company has not reserved for any exposure, in addition to the net liabilities already recorded, as management cannot estimate a probable loss exposure and currently does not believe the resolution of this matter will have a material impact to the Company.

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

See Notes 4 and 5 for a discussion of contingencies related to Regulatory Matters and Fermi 2.

NOTE 15 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

The Company has defined benefit retirement plans for all eligible union and nonunion employees. Prior to December 31, 2001, the Company had three separate defined benefit retirement plans. Effective December 31, 2001, two of the defined benefit retirement plans merged into one plan. All of the plans are noncontributory, cover substantially all employees and provide retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. The Company’s policy is to fund pension cost calculated under the projected unit credit actuarial cost method.

Net pension cost for the years ended December 31 includes the following components:

(in Millions)	2001	2000	1999

Service Cost	$40	$35	$35

Interest Cost	140	107	92

Expected Return on Plan Assets	(193)	(139)	(124)

Amortization of Prior service cost	10	10	5

Net transition asset	(5)	(4)	(4)

Special Termination Benefits (Note 3)	167	—	—

Net Pension Cost	$159	$9	$4

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost in the consolidated statement of financial position at December 31:

(in Millions)	2001	2000

Accumulated Benefit Obligation at the End of the Period	$2,023	$1,408

Projected Benefit Obligation at the Beginning of the Period	$1,540	$1,457

Service Cost	40	35

Interest Cost	140	107

Actuarial Loss	103	21

Special Termination Benefits (Note 3)	167	—

Benefits Paid	(206)	(82)

MCN Energy Acquisition	481	—

Plan Amendments	(46)	2

Projected Benefit Obligation at the End of the Period	$2,219	$1,540

Plan Assets at Fair Value at the Beginning of the Period	$1,416	$1,585

Actual Return on Plan Assets	(36)	(87)

Company Contributions	35	—

Benefits Paid	(206)	(82)

MCN Energy Acquisition	974	—

Plan Assets at Fair Value at the End of the Period	$2,183	$1,416

Funded Status of the Plans	$(36)	$(124)

Unrecognized

Net loss	442	112

Prior service cost	31	85

Net transition asset	(2)	(7)

Prepaid Pension Cost	$435	$66

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	2001	2000	1999

Discount rate	7.25%	7.5%	7.5%

Annual increase in future compensation levels	4.0	4.0	4.0

Expected long-term rate of return on Plan assets	9.5	9.5	9.5

There are several supplemental nonqualified, noncontributory, retirement benefit plans for certain management employees.

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all union and nonunion employees. The Company matches employee contributions up to certain predefined limits based upon salary and years of credited service. The cost of these plans was $26 million in 2001, $22 million in 2000 and $21 million in 1999.

Other Postretirement Benefits

The Company provides certain postretirement healthcare and life insurance benefits for retired employees who may become eligible for these benefits if they reach retirement age while working for the Company.

Net postretirement cost for the years ended December 31 includes the following components:

(in Millions)	2001	2000	1999

Service Cost	$27	$22	$23

Interest Cost	67	48	41

Expected Return on Plan Assets	(57)	(46)	(39)

Amortization of

Net loss	1	—	—

Net transition obligation	20	20	21

Special Termination Benefits (Note 3)	46	—	—

Net Postretirement Cost	$104	$44	$46

The following table sets forth a reconciliation of the obligations, assets and funded status of the plans as well as the amounts recorded as accrued postretirement cost in the consolidated statement of financial position at December 31:

(in Millions)	2001	2000

Accumulated Postretirement Benefit Obligation at the Beginning of the Period	$751	$607

Service Cost	27	22

Interest Cost	67	48

Actuarial Loss	62	105

Special Termination Benefits (Note 3)	46	—

MCN Energy Acquisition	236	—

Plan Amendments	(12)	—

Benefits Paid	(50)	(31)

Accumulated Postretirement Benefit Obligation at the End of the Period	$1,127	$751

Plan Assets at Fair Value at the Beginning of the Period	$517	$501

Actual Return on Plan Assets	(25)	2

Company Contributions	11	23

Benefits Paid	(54)	(9)

MCN Energy Acquisition	175	—

Plan Assets at Fair Value at the End of the Period	$624	$517

Funded Status of the Plans	$(503)	$(234)

Unrecognized

Net loss	187	44

Prior service cost	(12)	—

Net transition obligation	226	246

Accrued Postretirement Asset (Liability)	$(102)	$56

Assumptions used in determining the projected benefit obligation at December 31 were as follows:

	2001	2000	1999

Discount rate	7.25%	7.5%	7.5%

Expected long-term rate of return on Plan assets	9.5	9.0	9.0

Benefit costs were calculated assuming health care cost trend rates beginning at 8.5% for 2002 and decreasing to 5% in 2008 and thereafter for persons under age 65 and decreasing from 9% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the aggregate of the service cost and interest cost components of benefit costs by $17 million and would have increased the accumulated benefit obligation by $142 million at December 31, 2001. A one-percentage-point decrease in the health care cost trend rates would have decreased the aggregate of the service cost and interest cost components of benefit costs by $14 million and would have decreased the accumulated benefit obligation by $118 million at December 31, 2001.

Grantor Trust

MichCon maintains a Grantor Trust which invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke the trust subject to providing the MPSC with prior notification.

NOTE 16 – STOCK-BASED COMPENSATION

The DTE Energy Company 2001 Stock Incentive Plan was approved by shareholders in 2001. The plan permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares and performance units. The maximum aggregate number of shares of common stock that may be issued under this plan is 18 million shares. Participants in the plan include employees of the Company and its Board members. As of December 31, 2001, no performance units have been granted under the plan.

Prior to 2001, stock options, stock awards and performance shares were issued under the Long-Term Incentive Plan adopted in 1995.

Options

Options are exercisable at a rate pursuant to the terms of the individual stock option award agreements. The options will expire 10 years after the date of the grant. The option exercise price equals the fair market value of the stock on the date that the option was granted. Stock option activity was as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 1999 (58,750 exercisable)	607,375	$33.70

Granted	428,000	$41.30

Exercised	(11,675)	$30.99

Canceled	(24,625)	$31.96

Outstanding at December 31, 1999 (194,371 exercisable)	999,075	$37.03

Granted	2,023,400	$32.12

Exercised	(10,750)	$28.50

Canceled	(29,500)	$41.14

Outstanding at December 31, 2000 (442,431 exercisable)	2,982,225	$33.69

Granted	2,775,341	$42.74

Exercised	(402,442)	$32.31

Canceled	(73,500)	$36.26

Outstanding at December 31, 2001(1,678,870 exercisable at a weighted average exercise price of $35.45)	5,281,624	$38.51

The range of exercise prices for options outstanding at December 31, 2001, was $27.62 to $46.63. The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
		Weighted	Average
Range of	Number of	Average	Remaining
Exercise Prices	Options	Exercise Price	Contractual Life

$27.62 - $38.04	1,987,067	$31.57	7.87 years

$38.60 - $42.44	1,277,887	$40.51	8.08 years

$42.60 - $43.85	918,650	$42.66	9.22 years

$45.28 - $46.63	1,098,020	$45.29	9.29 years

	5,281,624	$38.51	8.45 years

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recorded for options granted. As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has determined the pro forma information as if it had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a modified Black/Scholes option pricing model – American style and the following weighted average assumptions:

	2001	2000	1999

Risk-free interest rate	5.40%	6.57%	5.64%

Dividend yield	4.73%	6.48%	4.95%

Expected volatility	19.78%	18.51%	17.28%

Expected life	10 years	10 years	10 years

Fair value per option	$8.81	$5.19	$7.18

The pro forma effect of these options would be to reduce pretax income by $14.4 million, $2.7 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, and to reduce diluted earnings per share by $0.06, $0.02, and $0.01 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Awards

Under the plan, stock awards are granted and restricted for a period not exceeding four years. Certain shares are subject to forfeiture if specified performance objectives are not met. A participant will have all rights of a shareholder with respect to a stock award, including the right to receive dividends and vote the shares; provided, however, that during such period (i) a participant may not sell, transfer, pledge, exchange or otherwise dispose of shares granted pursuant to a stock award; (ii) the Company shall retain custody of the certificates evidencing shares granted pursuant to a stock award; and (iii) the participant will deliver to the Company a stock power with respect to each stock award.

The stock awards are recorded at cost, which approximates the market value on the date of grant. The Company accounts for stock awards as unearned compensation, which is reported as a reduction to common stock. The cost is amortized to compensation expense over the vesting period. Stock award activity for the years ended December 31 was:

	2001	2000	1999

Restricted common shares awarded	247,640	29,565	99,500

Weighted average market price of shares awarded	$44.35	$32.00	$40.99

Compensation cost charged against income (in thousands)	$2,484	$1,130	$945

Performance Share Awards

Under the plan, performance shares means an award stated with reference to a specified number of shares of common stock that entitles the holder to receive a cash payment or shares of common stock or a combination thereof. The final number of shares of common stock awarded is determined by the achievement of certain performance objectives, as defined in the Plan. The awards vest as of the end of a specified period. Beginning with the grant date, the Company accounts for performance share awards by accruing an amount based on the following: (i) the number of shares expected to be awarded based on the probable achievement of certain performance objectives, (ii) the market value of the shares, and (iii) the vesting period. For the year ended December 31, 2001, the Company accrued $1.2 million in compensation expense related to performance share awards.

During the applicable restriction period, the recipient of a performance share award has no shareholder rights until common stock is actually distributed. However, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance share awards are nontransferable and are subject to risk of forfeiture. As of December 31, 2001, there were 277,355 performance share awards outstanding.

NOTE 17 — SEGMENT AND RELATED INFORMATION

The Company’s reportable business segments are: Electric Utility – Detroit Edison and ITC; Gas Utility – MichCon; Wholesale Marketing & Trading, which consists of the trading and marketing operations of DTE Energy Trading and the natural gas trading and marketing operations of Enterprises; Energy Services, which consists of various businesses that develop and manage energy-related projects and services; Non-regulated other, which represents the operations of energy businesses primarily involved in emerging technologies and various other non-regulated gas operations acquired with the MCN Energy merger; and Corporate & Other, which includes expenses of the Company’s corporate operation. The income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of alternate fuels credits and net operating losses. The subsidiaries record income tax payable to or receivable from DTE Energy resulting from the inclusion of its taxable income or loss in DTE Energy’s consolidated tax return. Inter-segment revenues are not material. Financial data for business segments are as follows:

(in Millions)	2001	2000	1999

Operating Revenues

Electric Utility	$4,051	$4,129	$4,047

Gas Utility	603	—	—

Wholesale Marketing & Trading	2,580	985	251

Energy Services	577	472	418

Non-regulated other	137	92	39

Reconciliation and eliminations	(99)	(81)	(27)

Consolidated	$7,849	$5,597	$4,728

Depreciation, Depletion and Amortization

Electric Utility	$644	$719	$703

Gas Utility	60	—	—

Wholesale Marketing & Trading	1	—	—

Energy Services	42	34	31

Non-regulated other	17	5	1

Corporate & Other	31	—	—

Consolidated	$795	$758	$735

Interest Expense

Electric Utility	$306	$277	$284

Gas Utility	33	—	—

Wholesale Marketing & Trading	13	—	—

Energy Services	23	30	38

Non-regulated other	10	4	1

Corporate & Other	147	46	31

Reconciliation and eliminations	(64)	(21)	(14)

Consolidated	$468	$336	$340

Income Tax Provision (Benefit)

Electric Utility	$92	$172	$211

Gas Utility	(20)	—	—

Wholesale Marketing & Trading	24	5	5

Energy Services	(186)	(141)	(132)

Non-regulated other	(5)	(18)	(12)

Corporate & Other	(15)	(9)	(12)

Consolidated	$(110)	$9	$60

Net Income

Electric Utility	$369	$427	$434

Gas Utility	23	—	—

Wholesale Marketing & Trading	44	10	8

Energy Services	124	109	84

Non-regulated other	(6)	(35)	(23)

Corporate & Other	(18)	(27)	(20)

Merger and restructuring charges	(175)	(16)	—

MCN goodwill amortization	(29)	—	—

Consolidated	$332	$468	$483

(in Millions)	2001	2000	1999

Total Assets

Electric Utility	$11,508	$10,986	$11,051

Gas Utility	2,520	—	—

Wholesale Marketing & Trading	1,048	468	109

Energy Services	1,352	942	945

Non-regulated-other	1,212	268	175

Corporate & Other	2,025	798	509

Reconciliation and eliminations	(437)	(806)	(473)

Consolidated	$19,228	$12,656	$12,316

Capital Expenditures

Electric Utility	$712	$587	$638

Gas Utility	69	—	—

Wholesale Marketing & Trading	—	—	—

Energy Services	258	100	95

Non-regulated-other	57	62	6

Consolidated	$1,096	$749	$739

NOTE 18 – CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by Enterprises are subject to a full and unconditional guaranty between DTE Energy and Enterprises. The following DTE Energy consolidating financial statements are presented and include separately DTE Corporate, Enterprises and all other subsidiaries. Enterprises includes MichCon and other non-regulated subsidiaries. The other subsidiaries include Detroit Edison and other non-regulated subsidiaries.

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$1,129	$6,792	$(72)	$7,849

Operating Expenses
Fuel, purchased power and gas	—	690	3,280	(20)	3,950
Operation and maintenance	(65)	197	1,748	(52)	1,828
Depreciation, depletion and amortization	—	104	691	—	795
Taxes other than income	—	29	283	—	312
Merger and restructuring charges	—	82	186	—	268

Total Operating Expenses	(65)	1,102	6,188	(72)	7,153

Operating Income	65	27	604	—	696

Interest Expense and Other
Interest expense	115	56	335	(38)	468
Other-net	(379)	6	10	372	9

Total Interest Expense and Other	(264)	62	345	334	477

Income (Loss) Before Income Taxes	329	(35)	259	(334)	219
Income Tax Benefit	(3)	(5)	(102)	—	(110)

Net Income (Loss) Before Accounting Change	332	(30)	361	(334)	329
Cumulative Effect of Accounting Change	—	—	(3)	6	3

Net Income (Loss)	$332	$(30)	$358	$(328)	$332

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	Year Ended December 31, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions, Except Shares)
ASSETS
Current Assets
Cash and cash equivalents	8	9	251	—	268
Restricted cash	—	—	157	—	157
Accounts receivable
Customer less allowance for doubtful accounts	—	246	605	—	851
Accrued unbilled revenues	—	112	130	—	242
Other	358	184	413	(696)	259
Inventories
Fuel and gas	—	143	200	—	343
Materials and supplies	—	21	141	—	162
Assets from risk management and trading activities	—	133	271	(4)	400
Deferred income taxes	—	47	—	—	47
Other	—	61	36	—	97

	366	956	2,204	(700)	2,826

Investments
Nuclear decommissioning trust funds	—	—	417	—	417
Other	6,466	362	442	(6,655)	615

	6,466	362	859	(6,655)	1,032

Property
Property, plant and equipment	—	3,590	13,480	(3)	17,067
Less accumulated depreciation, depletion and amortization	—	(1,934)	(5,590)	—	(7,524)

	—	1,656	7,890	(3)	9,543

Other Assets
Goodwill	—	1,968	35	—	2,003
Regulatory assets	—	62	1,142	—	1,204
Securitized regulatory assets	—	—	1,692	—	1,692
Assets from risk managements and trading activities	—	139	10	—	149
Other	11	682	191	(105)	779

	11	2,851	3,070	(105)	5,827

Total Assets	$6,843	$5,825	$14,023	$(7,463)	$19,228

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	266	365	797	(731)	697
Accrued interest	11	22	85	—	118
Dividends payable	83	1	74	(74)	84
Accrued payroll	—	9	99	—	108
Short-term borrowings	425	667	286	(697)	681
Income taxes	(1)	(69)	124	—	54
Current portion long-term debt, including capital leases	—	211	305	—	516
Liabilities from risk management and trading activities	—	134	291	—	425
Other	1	150	348	(4)	495

	785	1,490	2,409	(1,506)	3,178

Other Liabilities
Deferred income taxes	(208)	(224)	1,910	—	1,478
Regulatory liabilities	—	144	43	—	187
Unamortized investment tax credit	—	24	156	—	180
Liabilities from risk management and trading activities	—	302	11	—	313
Other	(70)	559	999	(113)	1,375

	(278)	805	3,119	(113)	3,533

Long-Term Debt
Mortgage bonds, notes and other	1,747	1,000	3,145	—	5,892
Securitization bonds	—	—	1,673	—	1,673
Capital lease obligations	—	2	87	—	89

	1,747	1,002	4,905	—	7,654

Enterprises-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of Enterprises	—	274	—	—	274

Shareholders' Equity
Common stock, without par value, 400,000,000 shares authorized 161,133,959 shares issued and outstanding	2,811	2,534	2,620	(5,154)	2,811
Retained earnings	1,846	(282)	994	(712)	1,846
Accumulated other comprehensive loss	(68)	2	(24)	22	(68)

	4,589	2,254	3,590	(5,844)	4,589

Total Liabilities and Shareholders’ Equity	$6,843	$5,825	$14,023	$(7,463)	$19,228

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$275	$(360)	$1,193	$(297)	$811

Investing Activities
Plant and equipment expenditures	—	(85)	(1,011)	—	(1,096)
Acquisition of MCN, net of cash acquired	(1,221)	9	—	—	(1,212)
Proceeds from common stock redeemed by subsidiary	846	—	—	(846)	—
Proceeds from sale of assets	—	113	103	—	216
Restricted cash for debt redemptions	—	—	(70)	—	(70)
Other Investments	—	—	(124)	—	(124)

Net cash from (used for) investing activities	(375)	37	(1,102)	(846)	(2,286)

Financing Activities
Issuance of long-term debt	1,350	200	2,704	—	4,254
Redemption of long-term debt	—	(73)	(1,350)	—	(1,423)
Short-term borrowings, net	(494)	205	16	(9)	(282)
Capital Lease obligations	—	—	(107)	—	(107)
Repurchase of common stock	(438)	—	(846)	846	(438)
Dividends on common stock	(325)	—	(306)	306	(325)

Net cash from financing activities	93	332	111	1,143	1,679

Net Increase (Decrease) in Cash and Cash Equivalents	(7)	9	202	—	204
Cash and Cash Equivalents, January 1, 2001	15	—	49	—	64

Cash and Cash Equivalents, December 31, 2001	$8	$9	$251	$—	$268

NOTE 19 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

(in Millions, except per share amounts)
2001

Operating Revenues	$1,842	$1,790	$2,081	$2,136	$7,849

Operating Income (Loss)	244	(88)	212	328	696

Net Income (Loss) before accounting change	135	(87)	63	218	329

Net Income (Loss)	138	(87)	63	218	332

Basic Earnings (Loss) per Share before accounting change	.96	(.60)	.38	1.35	2.15

Diluted Earnings (Loss) per Share before accounting change	.95	(.60)	.38	1.34	2.14

2000

Operating Revenues	$1,182	1,428	$1,547	$1,440	$5,597

Operating Income	215	203	172	240	830

Net Income	117	108	104	139	468

Basic and Diluted Earnings per Share	.81	.76	.73	.97	3.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated by reference from the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Common Shareholders to be held April 24, 2002, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

Part IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data” on page 39.

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data on Page 39.

(3)	Exhibits.

(i)	Exhibits filed herewith.

Exhibit
Number	Description

4-227	Guaranty of Enterprises securities

4-228	Fourth Supplemental Indenture creating 7.8% Subordinated Debentures.

4-229	Amended and Restated Trust Agreement of DTE Energy Trust I.

10-41	Consulting Agreement with A.R. Glancy, III.

10-42	2002 Measures and Targets for Stock Incentive Plan.

10-43	2002 Measures and Target for Annual Incentive Plan.

12-30	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

21-6	Subsidiaries of the Company and Detroit Edison.

23-15	Consent of Deloitte & Touche LLP.

(ii)	Exhibits incorporated herein by reference.

2-1	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999, as amended as of November 12, 1999, as further amended as of February 28, 2001. (Exhibit 2-2 to Form 10-K for year ended December 31, 2000.)

3(a)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 (Exhibit 3-5 to Form 10-Q for quarter ended

Exhibit
Number	Description

September 30, 1997).

3(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.

3(c)	Restated Articles of Incorporation of Detroit Edison, as filed December 10,1991 with the State of Michigan, Department of Commerce – Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999).

3(d)	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).

3(e)	Bylaws of DTE Energy Company, as amended through September 22, 1999 (Exhibit 3-3 to Registration No. 333-89175).

4(a)	Amended and Restated Indenture, dated as of April 9, 2002, between DTE Energy Corporation and The Bank of New York, as Trustee (Exhibit 4-1 to Registration No. 333-588834).

4(b)	First Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York (Exhibit 4-223 to Form 10-Q for quarter ended March 31, 2001).

4(c)	Second Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York, as trustee (Exhibit 4-224 to Form 10-Q for quarter ended March 31, 2001).

4(d)	Third Supplemental Indenture, dated as of April 9, 2001, among DTE Capital Corporation, DTE Energy and The Bank of New York, as trustee (Exhibit 4-225 to Form 10-Q for quarter ended March 31, 2001).

4(e)	Supplemental Indenture dated as of May 30, 2001 to Indenture dated as of April 2001 (Exhibit 4-226 to Form 10-Q for quarter ended March 31, 2001).

10(a)	DTE Energy Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for quarter ended March 31, 2001).

10(b)	Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and its officers (Exhibit 10-9 to Form 10-Q for quarter ended September 30, 1997).

10(c)	Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-

Exhibit
Number	Description

B dated January 2, 1996).

10(d)	Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit Edison’s Form 10-Q for quarter ended March 31, 1998).

10(e)	Amended and Restated Post-Employment Income Agreement dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998).

10(f)	Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998).

10(g)	Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998) (Exhibit 10-19 for quarter ended March 31, 1998).

10(h)	Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23 to Form 10-Q for quarter ended March 31, 1998).

10(i)	Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October 1997) (Exhibit 10-11 to Form 10-K for year ended December 31, 1997).

10(j)	Amended and Restated Executive Incentive Plan (Exhibit 10-35 to Form 10-Q for the quarter ended March 31, 2000).

10(k)	Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16 to Form 10-K for year ended December 31, 1997).

10(l)	Certain arrangements pertaining to the employment of David E. Meador (Exhibit 10-5 to Form 10-K for year ended December 31, 1997).

10(m)	Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for year ended December 31, 1996).

10(n)	Fourth Restatement of the Retired Reparation Plan for Certain Employees of The Detroit Edison Company (October 1997) (Exhibit 10-10 to 10-K for year ended December 31, 1997).

10(o)	Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998) (Exhibit 10-27 to Form 10-K for year ended December 31, 1998).

10(p)	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees

Exhibit
Number	Description

(As Amended and Restated Effective As of January 1, 1999) (Exhibit 10-29 to Form 10-K for year ended December 31, 1998).

10(q)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999 (Exhibit 10-30 to Form 10-K for year ended December 31, 1998).

10(r)	DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998) (Exhibit 10-31 to Form 10-K for year ended December 31, 1998).

10(s)	Certain arrangement pertaining to the employment of Eric H. Peterson (Exhibit 10-39 to Form 10-Q for the quarter ended September 30, 2000).

10(t)	Executive Vehicle Plan (Exhibit 10-41 to Form 10-Q for quarter ended March 31, 2001).

10(u)	DTE Energy 2001 Stock Incentive Plan (Exhibit 10-43 to Form 10-Q for quarter ended March 31, 2001).

99(a)	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings and Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

99(b)	First Amendment, effective as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(c)	Second Amendment, effective as of February 1, 1995 to Master Trust (Exhibit 4-11 to Registration No. 333-00023).

99(d)	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(e)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Detroit Edison Company (July 1996) (Exhibit 4-185 to Form 10-K for the year ended December 31, 1997).

99(f)	Fifth Amended to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997) (Exhibit 4-186 to Form 10-K for the year ended December 31, 1997).

99(g)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for

Exhibit
Number	Description

year ended December 31, 1996).

99(h)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31, 1996).

99(i)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

99(j)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

99(k)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996).

99(l)	The Detroit Edison Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

99(m)	DTE Energy Company Irrevocable Grantor Trust for the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

99(n)	$800 Million Credit Agreement dated as of November 7, 2001 (Exhibit 99-1 to Form 10-Q for the quarter ended September 30, 2001).

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated October 29, 2001, in which the Company included a press release discussing its third quarter 2001 earnings and adjustment of its 2001 and 2002 earnings guidance.

DTE Energy Company
Schedule II – Valuation and Qualifying Accounts

	Year Ending December 31,

	2001	2000	1999

(in Thousands)
Allowance for Doubtful Accounts (shown as deduction from accounts receivable in the consolidated statement of financial position)

Balance at Beginning of Period	$21,000	$21,000	$20,000

Additions:

Charged to costs and expenses	35,490	18,219	21,363

Balance acquired with MCN Energy acquisition	30,256	—	—

Charged to other accounts (a)	11,346	3,677	3,357

Deductions (b)	(41,343)	(21,896)	(23,720)

Balance At End of Period	$56,749	$21,000	$21,000

Fermi 2 Refueling Outage Accrual (included in other current liabilities in the consolidated statement of financial position)

Balance at Beginning of Period	$9,789	$18,221	$3,156

Charged to costs and expenses	12,837	14,002	15,065

Deductions (c)	(21,459)	(22,434)	—

Balance At End of Period	$1,167	$9,789	$18,221

(a)	Collection of accounts previously written off.

(b)	Non-collectible accounts written off.

(c)	Actual amounts paid during the refueling outage.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date:	March 28, 2002	By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer	By	/s/ DAVID E. MEADOR David E. Meador Senior Vice President and Chief Financial Officer

By	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Vice President and Controller	By	/s/ FRANK M. HENNESSEY Frank M. Hennessey, Director

By	* Terence E. Adderley, Director	By	* Theodore S. Leipprandt, Director

By	* Lillian Bauder, Director	By	/s/JOHN E. LOBBIA John E. Lobbia, Director

By	* David Bing, Director	By	/s/ EUGENE A. MILLER Eugene A. Miller, Director

By	/s/ ALLAN D. GILMOUR Allan D. Gilmour, Director	By	/s/ CHARLES W. PRYOR, JR. Charles W. Pryor, Jr., Director

By	/s/ ALFRED R. GLANCY III Alfred R. Glancy III, Director	By	/s/ HOWARD F. SIMS Howard F. Sims, Director

*By	/s/ SUSAN M. BEALE Susan M. Beale Attorney-in-Fact

Exhibit Index

Exhibit
Number	Description

4-227	Guaranty of Enterprises securities

10-41	Consulting Agreement with A.R. Glancy, III.

10-42	2002 Measures and Targets for Stock Incentive Plan.

10-43	2002 Measures and Target for Annual Incentive Plan.

12-30	DTE Energy Company Computation of Ratio of Earnings to Fixed Charges.

21-6	Subsidiaries of the Company and Detroit Edison.

23-15	Consent of Deloitte & Touche LLP.

(ii)	Exhibits incorporated herein by reference.

2-1	Agreement and Plan of Merger, among DTE Energy Company, MCN Energy Group Inc. and DTE Enterprises, Inc., dated as of October 4, 1999, as amended as of November 12, 1999, as further amended as of February 28, 2001.

(Exhibit 2-2 to Form 10-K for year ended December 31, 2000.)

3(a)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 (Exhibit 3-5 to Form 10-Q for quarter ended

Exhibit
Number	Description

September 30, 1997).

3(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company. Exhibit 3-6 to Form 10-Q for quarter ended September 30, 1997.

3(c)	Restated Articles of Incorporation of Detroit Edison, as filed December 10, 1991 with the State of Michigan, Department of Commerce – Corporation and Securities Bureau (Exhibit 3-13 to Form 10-Q for quarter ended June 30, 1999).

3(d)	Rights Agreement, dated as of September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to DTE Energy Company Current Report on Form 8-K, dated September 23, 1997).

3(e)	Bylaws of DTE Energy Company, as amended through September 22, 1999 (Exhibit 3-3 to Registration No. 333-89175).

4(a)	Amended and Restated Indenture, dated as of April 9, 2002, between DTE Energy Corporation and The Bank of New York, as Trustee (Exhibit 4-1 to Registration No. 333-588834).

4(b)	First Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York (Exhibit 4-223 to Form 10-Q for quarter ended March 31, 2001).

4(c)	Second Supplemental Indenture, dated as of April 9, 2001, between DTE Energy and The Bank of New York, as trustee (Exhibit 4-224 to Form 10-Q for quarter ended March 31, 2001).

4(d)	Third Supplemental Indenture, dated as of April 9, 2001, among DTE Capital Corporation, DTE Energy and The Bank of New York, as trustee (Exhibit 4-225 to Form 10-Q for quarter ended March 31, 2001).

4(e)	Supplemental Indenture dated as of May 30, 2001 to Indenture dated as of April 2001 (Exhibit 4-226 to Form 10-Q for quarter ended March 31, 2001).

10(a)	Certain arrangements pertaining to the employment of Michael C. Porter (Exhibit 10-8* to Form 10-Q for quarter ended September 30, 1997).

10(b)	Form of Change-in-Control Severance Agreement, dated as of October 1, 1997, between DTE Energy Company and its officers (Exhibit 10-9* to Form 10-Q for quarter ended September 30, 1997).

*10(c)	Form of 1995 Indemnification Agreement between the Company and its directors and officers (Exhibit 3L (10-1) to DTE Energy Company Form 8-

Exhibit
Number	Description

B dated January 2, 1996).

*10(d)	Certain arrangements pertaining to the employment of S. Martin Taylor (Exhibit 10-38 to Detroit Edison’s Form 10-Q for quarter ended March 31, 1998).

*10(e)	Amended and Restated Post-Employment Income Agreement dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998).

*10(f)	Restricted Stock Agreement, dated March 23, 1998, between Detroit Edison and Anthony F. Earley, Jr. (Exhibit 10-20 to Form 10-Q for quarter ended March 31, 1998).

*10(g)	Amended and Restated Detroit Edison Savings Reparation Plan (February 23, 1998) (Exhibit 10-19* for quarter ended March 31, 1998).

*10(h)	Certain arrangements pertaining to the employment of Larry G. Garberding (Exhibit 10-23* to Form 10-Q for quarter ended March 31, 1998).

*10(i)	Fourth Restatement of The Benefit Equalization Plan for Certain Employees of The Detroit Edison Company (October 1997) (Exhibit 10-11* to Form 10-K for year ended December 31, 1997).

*10(j)	Amended and Restated Executive Incentive Plan (Exhibit 10-35* to Form 10-Q for the quarter ended March 31, 2000).

*10(k)	Trust Agreement for DTE Energy Company Change-In-Control Severance Agreements between DTE Energy Company and Wachovia Bank, N.A. (Exhibit 10-16* to Form 10-K for year ended December 31, 1997).

*10(l)	Certain arrangements pertaining to the employment of David E. Meador (Exhibit 10-5* to Form 10-K for year ended December 31, 1997).

*10(m)	Amended and Restated Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit *10-4 to Form 10-K for year ended December 31, 1996).

*10(n)	Fourth Restatement of the Retired Reparation Plan for Certain Employees of The Detroit Edison Company (October 1997) (Exhibit *10-10 to 10-K for year ended December 31, 1997).

*10(o)	Sixth Restatement of The Detroit Edison Company Management Supplemental Benefit Plan (1998) (Exhibit *10-27 to Form 10-K for year ended December 31, 1998).

*10(p)	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees

Exhibit
Number	Description

(As Amended and Restated Effective As of January 1, 1999) (Exhibit 10-29* to Form 10-K for year ended December 31, 1998).

*10(q)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective as of January 1, 1999 (Exhibit *10-30 to Form 10-K for year ended December 31, 1998).

*10(r)	DTE Energy Company Retirement Plan for Non-Employee Directors (As Amended and Restated Effective As Of December 31, 1998) (Exhibit 10-31 to Form 10-K for year ended December 31, 1998).

*10(s)	Certain arrangement pertaining to the employment of Eric H. Peterson (Exhibit 10-39 to Form 10-Q for the quarter ended September 30, 2000).

10(t)	Executive Vehicle Plan (Exhibit 10-41 to Form 10-Q for quarter ended March 31, 2001).

10(u)	DTE Energy 2001 Stock Incentive Plan (Exhibit 10-43 to Form 10-Q for quarter ended March 31, 2001).

10(v)	DTE Energy Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for quarter ended March 31, 2001).

99(a)	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between Detroit Edison and Fidelity Management Trust Company relating to the Savings and Investment Plans (Exhibit 4-167 to Form 10-Q for quarter ended June 30, 1994).

99(b)	First Amendment, effective as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(c)	Second Amendment, effective as of February 1, 1995 to Master Trust (Exhibit 4-11 to Registration No. 333-00023).

99(d)	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(e)	Fourth Amendment to Trust Agreement between Fidelity Management Trust Company and The Detroit Edison Company (July 1996) (Exhibit 4-185 to Form 10-K for the year ended December 31, 1997).

99(f)	Fifth Amended to Trust Agreement Between Fidelity Management Trust Company and The Detroit Edison Company (December 1997) (Exhibit 4-186 to Form 10-K for the year ended December 31, 1997).

99(g)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Savings Reparation Plan (Exhibit 99-1 to Form 10-K for

Exhibit
Number	Description

year ended December 31, 1996).

99(h)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Retirement Reparation Plan (Exhibit 99-2 to Form 10-K for year ended December 31, 1996).

99(i)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Management Supplemental Benefit Plan (Exhibit 99-3 to Form 10-K for year ended December 31, 1996).

99(j)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Benefit Equalization Plan (Exhibit 99-4 to Form 10-K for year ended December 31, 1996).

99(k)	The Detroit Edison Company Irrevocable Grantor Trust for The Detroit Edison Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-5 to Form 10-K for year ended December 31, 1996).

99(l)	The Detroit Edison Company Irrevocable Grantor Trust for The DTE Energy Company Retirement Plan for Non-Employee Directors (Exhibit 99-6 to Form 10-K for year ended December 31, 1996).

99(m)	DTE Energy Company Irrevocable Grantor Trust for the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (Exhibit 99-7 to Form 10-K for year ended December 31, 1996).

99(n)	$800 Million Credit Agreement dated as of November 7, 2001 (Exhibit 99-1 to Form 10-Q for the quarter ended September 30, 2001).

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated October 29, 2001, in which the Company included a press release discussing its third quarter 2001 earnings and adjustment of its 2001 and 2002 earnings guidance.