Form 10-Q
period 2002-03-31
DTE ENERGY CO
filed 2002-05-15
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission file number 1-11607

DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-3217752

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279

(Address of principal executive offices)	(Zip Code)

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

Yes No

At April 30, 2002, 161,151,181 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Page

Definitions	3

Part I – Financial Information

Item 1. Financial Statements

Consolidated Statement of Operations	14

Consolidated Statement of Financial Position	15

Consolidated Statement of Cash Flows	17

Consolidated Statement of Changes in Shareholders’ Equity	18

Notes to Consolidated Financial Statements	19

Independent Accountants’ Report	30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Signature	32

         DEFINITIONS

Company	DTE Energy Company and Subsidiary Companies

Customer Choice	The choice programs are statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 that permits MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (a wholly owned subsidiary of DTE Energy Company)

KWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity and gas.

DTE Energy Company
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, effects of new accounting pronouncements, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the Power Supply Cost Recovery mechanism, changes in the cost of natural gas, the effects of competition and the implementation of electric and gas Customer Choice programs, the implementation of electric and gas utility restructuring in Michigan, the impact of changes in and interpretations of tax laws, environmental and nuclear requirements, the impact of FERC and MPSC proceedings and regulations, the timing of the accretive effects of DTE Energy’s merger with MCN Energy, and the contributions to earnings by non-regulated businesses.

RESULTS OF OPERATIONS

DTE Energy reported earnings of $200 million or $1.24 per diluted share for the 2002 first quarter, compared to earnings of $138 million or $0.97 per diluted share for the same period in 2001. Excluding certain charges incurred in conjunction with the May 2001 merger with MCN Energy, net income in the 2001 first quarter was $140 million or $0.98 per diluted share. The significant improvement in earnings primarily reflects contributions from the Energy Gas business unit that was acquired as part of the MCN Energy merger and was therefore not part of DTE Energy’s operations in the 2001 first quarter and lower income taxes resulting from the generation of additional alternate fuels tax credits by non-regulated businesses. Partially offsetting these improvements were reduced contributions from the regulated operations of the Energy Resources and Energy Distribution business units reflecting lower sales and the costs associated with two storms in the 2002 first quarter. Additionally, the issuance of new shares during the second quarter of 2001 affected the earnings per share comparison.

New reporting alignment - Beginning in 2002, DTE Energy realigned its internal and external financial reporting structure into three strategic business units (Energy Resources, Energy Distribution and Energy Gas) that have both regulated and non-regulated operations. This structure is how management sets strategic goals, allocates resources and evaluates performance. The realignment resulted in the following nine reportable segments:

Energy Resources

•	Regulated operations include the power generation services of Detroit Edison, the Company’s electric utility. Electricity is generated from Detroit Edison’s numerous fossil plants or its nuclear plant and sold throughout Southeastern Michigan to residential, commercial, industrial and wholesale customers.

•	Non-regulated

•	Energy Services is comprised of various businesses that develop and manage energy-related assets and services. Such projects include coke production, synfuels production, independent power plants, on-site energy projects and cogeneration facilities. The economic viability of synfuels projects is tied to their generation of alternate fuels tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Wholesale Marketing & Trading consists of the electric and gas marketing and trading operations of DTE Energy Trading Company and the natural gas marketing and trading operations of DTE Enterprises, which was acquired as part of the MCN Energy merger. Wholesale Marketing & Trading enters into forwards, futures, swaps and option contracts as part of its trading strategy. Wholesale Marketing & Trading is an asset-based business that enters into structured back-to-back financial and physical transactions to minimize its risk to commodity prices and enhance returns from its long-term gas pipeline and storage contracts.

•	Other non-regulated operations consist of businesses involved in coal services and landfill gas recovery.

Energy Distribution

•	Regulated operations include the electric distribution services of Detroit Edison, and the electric transmission services of the International Transmission Company (ITC). Energy Distribution distributes electricity generated by Energy Resources to Detroit Edison’s 2.1 million residential, commercial and industrial customers. The transmission assets of ITC are operated by the Midwest Independent System Operator, a regional transmission operator.

•	Non-regulated operations include businesses that market and distribute a broad portfolio of distributed generation products, provide application engineering, and monitor and manage system operations.

Energy Gas

•	Regulated operations include gas distribution services provided by MichCon, the Company’s gas utility that purchases, stores and distributes natural gas throughout Michigan to 1.2 million residential, commercial and industrial customers.

•	Non-regulated operations include the exploration and production of gas and the gathering, processing and storing of gas. Certain pipeline and storage assets are used to support the Wholesale Marketing & Trading segment.

Corporate & Other includes administrative and general expenses, and interest cost of DTE Energy corporate that have not been allocated to the regulated and non-regulated businesses. Corporate & Other also includes various other non-regulated operations, including investments in new emerging energy technologies.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table and related discussion depicts the operations of each of these segments.

(in Millions, except per share data)

	2002		2001*

		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share

Energy Resources
Regulated	$71	$.44	$76	$.53

Non-regulated
Energy Services	28	.17	30	.21

Wholesale Marketing & Trading	18	.11	1	—

Other	4	.03	4	.03

Total Non-regulated	50	.31	35	.24

	121	.75	111	.77

Energy Distribution

Regulated	24	.15	37	.26

Non-regulated	(3)	(.02)	(2)	(.01)

	21	.13	35	.25

Energy Gas

Regulated	54	.33	—	—

Non-regulated	6	.04	—	—

	60	.37	—	—

Corporate & Other	(2)	(.01)	(6)	(.04)

Total

Regulated	149	.92	113	.79
Non-regulated	51	.32	27	.19

	$200	$1.24	$140	$.98

*     Excludes merger related costs of $2 million or $0.01 per diluted share.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Energy Resources

Regulated earnings declined $5 million during the 2002 first quarter reflecting lower gross margins due to a decrease in operating revenues, partially offset by lower fuel and purchased power costs. The operating revenues reduction was attributable to a lower demand for power in the wholesale market, lower industrial electric sales due to a slower economy, as well as the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. Fuel and purchased power costs reflect lower electricity sales and favorable energy market prices. Partially offsetting the impact of lower gross margins was reduced depreciation and amortization expense due to the extension of the amortization period for certain regulatory assets that were securitized in March 2001.

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating revenues	$617	$703

Less: Fuel and purchased power	188	244

Gross margin	$429	$459

Net income	$71	$76

System output and average fuel and purchased power costs were as follows:

	Three Months Ended
	March 31

	2002	2001

(in Thousands of MWh)

Power generated and purchased

Power plant generation

Fossil	9,111	10,228

Nuclear	2,290	2,413

Purchased power	1,640	1,532

System output	13,041	14,173

Average unit cost ($/MWh)

Generation (1)	$12.09	$12.34

Purchased power (2)	$30.10	$43.32

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include gains and losses from hedging activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-regulated earnings increased $15 million during the 2002 first quarter reflecting the operations of the Wholesale Marketing & Trading segment. Improved results for this segment are due to the contributions of the gas marketing and trading business that was acquired as part of the MCN Energy merger. The marketing and trading business benefited from net unrealized mark to market gains on gas sales contracts, derivative contracts and gas inventories of approximately $8 million. Additionally, electric marketing and trading earnings were higher due to improved margins representing lower energy prices and increased coal tolling activity.

Outlook – Regulatory changes have resulted and will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the Electric Customer Choice Program was expanded whereby all electric customers can choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose 5% to 8% of its retail sales as a result of customers choosing to participate in the Electric Choice Program during 2002. To the extent Detroit Edison experiences net stranded costs as a result of customers switching to an alternative electric supplier, Michigan legislation provides for the recovery of such stranded costs. Detroit Edison has issues with the MPSC’s methodology of calculating net stranded costs and has asked for rehearing, clarification and substantial changes on certain aspects of the applicable order. See Note 2.

Energy Distribution

Regulated earnings declined $13 million during the 2002 first quarter due primarily to increased operation and maintenance expenses. The significantly higher operation and maintenance expenses are attributable to approximately $25 million of costs associated with restoring power to customers who lost service during two storms in the 2002 period.

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating revenues	$315	$321

Less: Fuel and purchased power	9	15

Gross margin	$306	$306

Net income	$24	$37

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended March 31

	2002	2001

Sales

(in Thousands of MWh)

Residential	3,720	3,671

Commercial	4,342	4,502

Industrial	3,332	3,674

Wholesale	125	727

Customer choice	318	165

Other	655	674

	12,492	13,413

Non-regulated results declined $1 million during the 2002 first quarter due primarily to expenses associated with the establishment of new sales offices in the distributed generation business.

Outlook – Regulated electric system sales are expected to remain relatively flat in 2002 due to the slow economic recovery and to grow modestly beginning in 2003. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. As a result of the continued restructuring of the electric industry, DTE Energy is currently contemplating the sale of ITC. Any divestiture will be independently evaluated to maximize shareholder value.

Energy Gas

Regulated earnings were $54 million during the 2002 first quarter reflecting the operations of MichCon, DTE Energy’s natural gas utility. MichCon was acquired in conjunction with the MCN Energy merger in May 2001, and therefore was not part of DTE Energy in the 2001 first quarter. MichCon’s gross margins and earnings were impacted by the significantly warmer-than-normal weather in the 2002 first quarter.

Three Months
Ended
March 31
2002

(in Millions)

Operating revenues	$590

Less: Cost of gas	384

Gross margin	$206

Net income	$54

MANAGEMENT’S DISCUSSION AND ANALYSIS

Effect of Weather on Gas Markets and Earnings

Percentage Warmer Than Normal	(12.3)%

Decrease From Normal in:

Gas markets (in Bcf)	(14.3)

Net income (in Millions)	$(12.7)

Non-regulated earnings were $6 million during the 2002 first quarter reflecting the operations of the gas production business, and pipeline and processing activities.

Outlook – In December 2001, the MPSC issued an order that continues the Gas Customer Choice Program on a permanent and expanding basis. Beginning April 1, 2002, up to 40% of customers can elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. Approximately 100,000 customers have chosen to participate beginning in April 2002, compared with approximately 30,000 customers in the first quarter of 2002. Since MichCon continues to transport and deliver the gas to the participating customers’ premises at prices comparable to the non-gas sales prices, customers switching to other suppliers have no impact on MichCon’s margins.

Weather is the most significant factor that will effect Energy Gas’ sales and therefore its earnings.

Corporate & Other

The net loss attributable to Corporate & Other of $2 million was lower by $4 million due to favorable effective income tax rate adjustments. The income tax provisions of the segments are determined on a standalone basis. DTE Corporate records necessary adjustments in order that consolidated income tax expense during the quarter reflects the estimated calendar year 2002 effective rate. Partially offsetting the impact of the effective tax rate adjustment, was higher interest expense associated with debt assumed in the MCN Energy merger.

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES AND LIQUIDITY

	Three Months
	March 31

	2002	2001

Cash and Cash Equivalents

(in Millions)

Cash Flow From (Used For)

Operating activities

Net income, depreciation, depletion and amortization	$394	$322

Working capital and other	(386)	(100)

	8	222
Investing activities	(196)	(181)

Financing activities(1)	(7)	882

Net Increase (Decrease) in Cash and Cash Equivalents	$(195)	$923

(1) Includes $1.75 billion of securitization bonds issued in 2001.

Operating Activities

Net cash from operating activities decreased $214 million in the first quarter 2002. The decline reflects a $72 million increase in earnings, after adjusting for depreciation, depletion and amortization, and a $286 million increase in working capital and other assets and liabilities. The decline in cash flow is due to higher working capital levels, reduced electricity sales, incremental storm restoration costs, and the impact of the 5% rate reduction as part of securitization. Partially offsetting this decline was the incremental contribution of Enterprises’ operating cash inflows in 2002, tempered somewhat by weather and the impact of the recently implemented gas cost recovery mechanism (GCR).

Higher working capital levels reflect increased customer receivables of $111 million, largely the result of the merger of Enterprises’ gas operations into 2002’s results. In addition, the impact of the economy, higher gas prices and the implementation of a new billing system have also contributed to higher receivable agings. Management is focused on these issues and expects lower receivables outstanding over the short term. In addition, lower accounts payable levels, to more normalized levels, represents the internal focus on managing external payments and taking greater advantage of purchase discounts.

Under-recovery of gas costs totaling $55 million, as part of the GCR mechanism implemented in January 2002, where MichCon is allowed to recover its actual gas costs from gas customers, negatively affected cash flow in 2002. Over the balance of 2002 this amount is expected to reverse with a small remaining under-recovery balance by year-end that will be trued-up as part of 2003’s GCR reconciliation process.

Inventory levels were up in 2002, related to coal supply that was not utilized in the generation production process. These levels are temporary in nature and will be reversed in the second quarter of 2002.

A significant portion of the decline in operating cash flow is timing related that is expected to reverse during the remainder of 2002 and early 2003.

Investing Activities

Net cash used for investing activities increased $15 million in the first quarter 2002 due to higher plant and equipment expenditures associated with Enterprises’ operations and with the new air quality regulations affecting our fossil generation fleet which require the reduction in nitrogen oxide levels. Partially offsetting this increase are proceeds from the cash that was restricted for debt redemptions as part of securitization.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financing Activities

Net cash used for financing activities was $7 million during the first quarter 2002 compared with $882 million in the prior year. This change in cash is primarily a timing issue due to the issuance of $1.75 billion of securitization bonds in March 2001 and a partial use of the proceeds for debt redemption and common stock repurchases.

In April 2002, DTE Energy issued $200 million of 6.65% senior notes due 2009. The proceeds were used to retire MCN Energy Enterprises Remarketed Securities which had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $281 million through March 2002 and estimates that it will incur an additional $350 to $500 million of future capital expenditures over the next three years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning business combinations, goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 7 for a discussion of the Company’s evaluation of the adoption of these new accounting pronouncements.

FAIR VALUE OF CONTRACTS

The following table reflects the maturity and sources of the net fair value gain (loss) of contracts at March 31, 2002:

	Maturity	Maturity	Maturity	Maturity	Total
	Less Than	1-3	4-5	Exceeding	Fair
	1 Year	Years	Years	5 Years	Value

(in Millions)

Trading Activities

Prices From:

Quotes	$(1)	$(10)	$(2)	$5	$(8)

External sources	14	4	2	1	21

	$13	$(6)	$—	$6	13

Risk Management Activities					(280)

Total Assets & Liabilities from Risk Management and Trading Activities					$(267)

The “Prices from quotes” category represents the Company’s positions for which forward price curves were developed using published NYMEX exchange prices and over the counter (OTC) gas and power quotes. The NYMEX currently publishes gas futures prices for the next six years.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

A reconciliation of the Company’s estimated net fair value of trading contracts follows:

(in Millions)

Fair value at January 1, 2002	$59

Less: contracts realized during 2002	(40)

Other changes in fair value	(6)

Fair value at March 31, 2002	$13

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Risk Management Activities

Energy Resources Regulated is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations. Exposure to commodity price risk arises from market fluctuations in commodity prices.

To limit the sensitivity to commodity price fluctuations, Energy Resources Regulated has entered into a series of forward electricity contracts and option contracts.

The Company is exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To manage this risk, the Company uses natural gas futures, options, forwards and swap agreements.

The Company performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at March 31, 2002. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would increase $6.2 million and decrease $6.2 million, respectively.

Trading Activities

Wholesale Marketing & Trading trades electricity, gas and related fuels, in addition to providing price risk management services using energy commodity derivatives. Wholesale Marketing & Trading performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at March 31, 2002. The Company estimates that if commodity prices were 10% higher or lower, the fair value of commodity contracts would decrease $7.6 million and increase $7.6 million, respectively.

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001

(in Millions, Except per Share Amounts)

Operating Revenues	$2,400	$1,842

Operating Expenses

Fuel, purchased power and gas	1,224	948

Operation and maintenance	537	385

Depreciation, depletion and amortization	194	184

Taxes other than income	97	81

Total Operating Expenses	2,052	1,598

Operating Income	348	244

Interest Expense and Other

Interest expense	137	91

Other – net	9	(1)

Total Interest Expense and Other	146	90

Income Before Income Taxes	202	154

Income Tax Provision	2	19

Income Before Accounting Change	200	135

Cumulative Effect of Accounting Change	—	3

Net Income	$200	$138

Basic Earnings per Common Share

Before accounting change	$1.25	$.96

Cumulative effect of accounting change	—	.02

Total	$1.25	$.98

Diluted Earnings per Common Share

Before accounting change	$1.24	$.95

Cumulative effect of accounting change	—	.02

Total	$1.24	$.97

Average Common Shares

Basic	161	142

Diluted	161	142

Dividends Declared per Common Share	$.515	$.515

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)

ASSETS
Current Assets

Cash and cash equivalents	$73	$268

Restricted cash	96	157

Accounts receivable

Customer (less allowance for doubtful accounts of $61 and $57, respectively)	893	851

Accrued unbilled revenues	241	242

Other	282	259

Accrued gas cost recovery	69	14

Inventories

Fuel and gas	344	343

Materials and supplies	160	162

Assets from risk management and trading activities	483	400

Deferred income taxes	28	47

Other	182	83

	2,851	2,826

Investments

Nuclear decommissioning trust funds	430	417

Other	597	615

	1,027	1,032

Property

Property, plant and equipment	17,275	17,067

Less accumulated depreciation and depletion	(7,668)	(7,524)

	9,607	9,543

Other Assets

Goodwill	2,028	2,003

Regulatory assets	1,183	1,204

Securitized regulatory assets	1,675	1,692

Assets from risk management and trading activities	324	149

Prepaid pension assets	484	473

Other	311	306

	6,005	5,827

Total Assets	$19,490	$19,228

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 31
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$616	$697

Accrued interest	122	118

Dividends payable	87	84

Accrued payroll	82	108

Short-term borrowings	942	681

Income taxes	—	54

Current portion long-term debt, including capital leases	660	516

Liabilities from risk management and trading activities	568	425

Other	428	495

	3,505	3,178

Other Liabilities

Deferred income taxes	1,494	1,478

Regulatory liabilities	189	187

Unamortized investment tax credit	178	180

Liabilities from risk management and trading activities	506	313

Nuclear decommissioning	424	417

Other	914	958

	3,705	3,533

Long-Term Debt

Mortgage bonds, notes and other	5,615	5,892

Securitization bonds	1,625	1,673

Capital lease obligations	90	89

	7,330	7,654

Contingencies (Note 6)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	273	274

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 161,164,081 and 161,133,959 shares issued and outstanding, respectively	2,811	2,811

Retained earnings	1,960	1,846

Accumulated other comprehensive loss	(94)	(68)

	4,677	4,589

Total Liabilities and Shareholders’ Equity	$19,490	$19,228

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001

(in Millions)

Operating Activities

Net income	$200	$138

Adjustments to reconcile net income to net cash from operating activities:

Depreciation, depletion and amortization	194	184

Changes in assets and liabilities:

Accounts receivable	(64)	47

Accrued gas cost recovery	(55)	—

Inventories	1	29

Prepaid pensions	(16)	4

Prepaid property tax	(73)	(76)

Payables	(179)	(87)

Other	—	(17)

Net cash from operating activities	8	222

Investing Activities

Plant and equipment expenditures	(230)	(225)

Proceeds from sale of assets	7	53

Restricted cash for debt redemptions	62	5

Other investments	(35)	(14)

Net cash used for investing activities	(196)	(181)

Financing Activities

Issuance of long-term debt	—	1,750

Issuance of preferred securities	180	—

Redemption of preferred securities	(180)	—

Redemption of long-term debt	(181)	(150)

Short-term borrowings, net	261	(468)

Capital lease obligations	(1)	(3)

Repurchase of common stock	(2)	(174)

Dividends on common stock	(84)	(73)

Net cash from (used for) financing activities	(7)	882

Net Increase (Decrease) in Cash and Cash Equivalents	(195)	923

Cash and Cash Equivalents at Beginning of Period	268	64

Cash and Cash Equivalents at End of Period	$73	$987

Supplementary Cash Flow Information

Interest paid (excluding interest capitalized)	$133	$78

Income taxes paid	$55	$22

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)

Balance, January 1, 2002	161,134	$2,811	$1,846	$(68)	$4,589

Net income	—	—	200	—	200

Issuance of restricted common shares	65	3	—	—	3

Dividends declared on common stock	—	—	(83)	—	(83)

Repurchase and retirement of common stock	(35)	(1)	(1)	—	(2)

Other		(2)	(2)	—	(4)

Net change in unrealized losses on derivatives, net of tax	—	—	—	(26)	(26)

Balance, March 31, 2002	161,164	$2,811	$1,960	$(94)	$4,677

The following table displays comprehensive income (loss) for the three-month periods in 2002 and 2001:

	2002	2001

(in Millions)

Net income	$200	$138

Other comprehensive income (loss), net of tax:

Net unrealized losses on derivatives:

Cumulative effect of a change in accounting principle, net of taxes of $24	—	(42)

Losses arising during the period, net of taxes of $15 and $12, respectively	(28)	(23)

Amounts reclassified to earnings, net of taxes of $1 and $5, respectively	2	4

Total other comprehensive loss	(26)	(61)

Comprehensive income	$174	$77

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

These consolidated financial statements (unaudited) should be read in conjunction with the notes to consolidated financial statements included in the Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In connection with their preparation, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

NOTE 2 – REGULATORY MATTERS

Electric Industry Restructuring

The MPSC initiated a case to determine the methodology of calculating net stranded costs as required by Public Act (PA) 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation operations. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, established a zero 2002 transition charge and deferred the issues of refining the net stranded costs methodology and the recalculating of net stranded costs to 2002. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002, and maintained an additional credit on electric Customer Choice bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. This order combined with lower wholesale power prices are likely to encourage additional customer participation in the electric Customer Choice program and result in the loss of margins from providing generation services. Detroit Edison asked for rehearing and clarification on certain aspects of the order and requested that the MPSC initiate an expedited proceeding to implement those clarifications and interpretations.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST) that were likely to encourage additional customer participation in the Electric Choice program. Detroit Edison asked for rehearing and clarification on certain aspects of the order. In an order issued in April 2002, the MPSC modified its December 2001 order approving Detroit Edison’s RAST and reduced the requirements imposed on Detroit Edison in the December 2001 order concerning meter installation, meter reading and computer system enhancements for customers that elect to participate in the electric Customer Choice program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gas Industry Restructuring

MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors of up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of March 31, 2002, MichCon has accrued a $69.6 million regulatory asset representing the under-recovery of actual gas costs incurred.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to approximately 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to approximately 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program.

Other

In March 2002, DTE Energy filed a report with the MPSC pursuant to a February 2002 MPSC proceeding to review various customer service and billing problems experienced by Detroit Edison and MichCon customers. The report provided a detailed response to the MPSC’s concerns by addressing the causes and the short-term and long-term action plans to remedy the customer issues. In addition, a number of specific commitments were made regarding customer accessibility and responsiveness to customers. The commitments also include a compliance audit of its billing systems and associated controls. The MPSC Staff responded to the Company’s report with its own report in April 2002. The MPSC Staff report generally agreed that the steps outlined in the Company’s report would address the majority of the service issues experienced by DTE Energy customers in the recent past. In addition, the MPSC Staff report identified several additional opportunities to improve customer service including first contact resolution of complaints and increased meter reading. To the extent the Company successfully implements its short-term and long-term plans no additional MPSC action is anticipated.

NOTE 3 – PREFERRED SECURITIES OF SUBSIDIARIES

In January 2002, DTE Energy Trust I, a wholly owned trust of the Company, issued $180 million of 7.8% Trust Preferred Securities with a liquidation value of $25 per share due February 2032. The earliest date the securities can be redeemed is February 2007. The proceeds were used to redeem 8-5/8% Trust Originated Preferred Securities and 9-3/8% Redeemable Cumulative Preferred Securities in February 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – LONG-TERM DEBT

In April 2002, DTE Energy issued $200 million of 6.65% senior notes due 2009. The proceeds were used to retire MCN Energy Enterprises’ Remarketed Securities, which had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

NOTE 5 – EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. Basic earnings per share is computed by dividing income before accounting changes by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. These include the assumed exercise of stock options, vesting of non-vested stock awards and the issuance of common shares for performance share awards.

A reconciliation of both calculations for the 2002 and 2001 three-month periods is presented in the table below. In each period presented, potentially dilutive securities have been excluded from the diluted earnings per share calculation since their inclusion would have been antidilutive based on average market prices during the respective periods.

	Three Months Ended
	March 31

	2002	2001
(Thousands, except per share amounts)

Basic Earnings Per Share
Income before accounting change	$200,355	$134,811

Average number of common shares outstanding	160,725	141,872

Earnings per share of common stock based on weighted average number of shares outstanding	$1.25	$0.96

Diluted Earnings Per Share
Income before accounting change	$200,355	$134,811

Average number of common shares outstanding	160,725	141,872

Incremental shares from stock based awards	640	325

Average number of dilutive shares outstanding	161,365	142,197

Earnings per share of common stock assuming issuance of incremental shares	$1.24	$0.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – CONTINGENCIES

Personal Property Taxes

Detroit Edison, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, on April 5, 2002, issued its decision essentially affirming the validity of the STC’s new tables.

Other

DTE Energy subsidiaries purchase and sell electricity and gas to numerous companies operating in the steel, automotive, energy and retail industries. During 2001 and 2002, a number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including certain Enron Corporation affiliates and National Steel Company. Management regularly reviews contingent matters relating to purchase and sale contracts and records provisions for amounts considered probable of loss. Management believes its previously accrued amounts are adequate for losses that are probable of occurring. The final resolution of these matters are not expected to have a material effect on the Company’s financial statements in the period they are resolved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the consolidated financial statements.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but requires that goodwill be reviewed at least annually for impairment. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company is in the process of performing the first step of the transitional goodwill impairment test and will complete this step before the end of the second quarter of 2002. The Company has not yet determined the impact of this statement on the consolidated financial statements.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The Company recorded goodwill amortization of approximately $0.4 million in the first quarter of 2001 and approximately $29 million during the entire year of 2001. The Company amortized goodwill arising from the acquisition of MCN Energy from June 1, 2001 through December 31, 2001 on a straight-line basis using a 40-year life.

SFAS No. 142 also requires that useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. The Company’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $11 million in each of the first quarters of 2002 and 2001. There were no material acquisitions of intangible assets during the first quarter of 2002. The gross carrying amount and accumulated amortization of intangible assets at March 31, 2002 were $491 million and $280 million, respectively. Amortization expense of intangible assets is estimated to be $46 million annually for 2002 through 2006.

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset. It would apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the statement in January 2003 and has not yet determined the impact of this statement on the consolidated financial statements.

Long-Lived Assets - On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of the Company.

NOTE 8 – SEGMENT INFORMATION

During 2002, DTE Energy realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in nine reportable segments and the financial data for such segments follows. Inter-segment revenues are not material.

	Three Months Ended
	March 31

	2002	2001

Operating Revenues

Energy Resources
Regulated	$617	$703

Non-regulated
Energy Services	132	108

Wholesale Marketing & Trading	703	672

Other	36	39

Total Non-regulated	871	819

	1,488	1,522

Energy Distribution
Regulated	315	321

Non-regulated	4	2

	319	323

Energy Gas
Regulated	590	—

Non-regulated	33	—

	623	—

Reconciliations and eliminations	(30)	(3)

Total
Regulated	1,522	1,024

Non-regulated	878	818

	$2,400	$1,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31

	2002	2001*

Net Income
Energy Resources
Regulated	$71	$76

Non-regulated
Energy Services	28	30

Wholesale Marketing & Trading	18	1

Other	4	4

Total Non-regulated	50	35

	121	111

Energy Distribution
Regulated	24	37

Non-regulated	(3)	(2)

	21	35

Energy Gas
Regulated	54	—

Non-regulated	6	—

	60	—

Corporate & Other	(2)	(6)

Total
Regulated	149	113

Non-regulated	51	27

	$200	$140

*     Excludes merger related costs of $2 million.

NOTE 9 – CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by Enterprises are subject to a full and unconditional guaranty between DTE Energy and Enterprises. The following DTE Energy consolidating financial statements are presented and include separately DTE Corporate, Enterprises and all other subsidiaries. Enterprises includes MichCon and other non-regulated gas subsidiaries. The other subsidiaries include Detroit Edison and other non-regulated electric subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

		Quarter Ended March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)

Operating Revenues	$—	$789	$1,649	$(38)	$2,400

Operating Expenses
Fuel, purchased power and gas	—	530	705	(11)	1,224

Operation and maintenance	(25)	84	499	(21)	537

Depreciation, depletion and amortization	—	30	164	—	194

Taxes other than income	—	19	78	—	97

Total Operating Expenses	(25)	663	1,446	(32)	2,052

Operating Income	25	126	203	(6)	348

Interest Expense and Other
Interest expense	39	25	83	(10)	137

Other-net	(201)	(5)	14	201	9

Total Interest Expense and Other	(162)	20	97	191	146

Income Before Income Taxes	187	106	106	(197)	202

Income Tax Provision (Benefit)	(13)	38	(23)	—	2

Net Income	$200	$68	$129	$(197)	$200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (Unaudited)

	March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions, Except Shares)

ASSETS

Current Assets
Cash and cash equivalents	$14	$10	$49	$—	$73

Restricted cash	—	—	96	—	96

Accounts receivable
Customer less allowance for doubtful accounts	—	307	586	—	893

Accrued unbilled revenues	—	107	134	—	241

Other	190	201	278	(387)	282

Accrued gas cost recovery	—	69	—	—	69

Inventories
Fuel and gas	—	140	204	—	344

Materials and supplies	—	19	141	—	160

Assets from risk management and trading activities	—	100	397	(14)	483

Deferred income taxes	—	—	28	—	28

Other	—	55	127	—	182

	204	1,008	2,040	(401)	2,851

Investments

Nuclear decommissioning trust funds	—	—	430	—	430

Other	6,956	336	554	(7,249)	597

	6,956	336	984	(7,249)	1,027

Property

Property, plant and equipment	—	3,603	13,675	(3)	17,275

Less accumulated depreciation, depletion and amortization	—	(1,963)	(5,705)	—	(7,668)

	—	1,640	7,970	(3)	9,607

Other Assets

Goodwill	—	1,994	34	—	2,028

Regulatory assets	—	47	1,136	—	1,183

Securitized regulatory assets	—	—	1,675	—	1,675

Assets from risk management and trading activities	—	240	84	—	324

Other	11	688	97	(1)	795

	11	2,969	3,026	(1)	6,005

Total Assets	$7,171	$5,953	$14,020	$(7,654)	$19,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (Unaudited)

	March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions, Except Shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$144	$382	$533	$(443)	$616

Accrued interest	43	21	61	(3)	122

Dividends payable	83	1	77	(74)	87

Accrued payroll	—	4	78	—	82

Short-term borrowings	620	703	451	(832)	942

Current portion long-term debt, including capital leases	—	181	479	—	660

Liabilities from risk management and trading activities	—	164	404	—	568

Other	1	194	247	(14)	428

	891	1,650	2,330	(1,366)	3,505

Other Liabilities

Deferred income taxes	(241)	(329)	2,064	—	1,494

Regulatory liabilities	—	144	45	—	189

Unamortized investment tax credit	—	24	154	—	178

Liabilities from risk management and trading activities	—	432	74	—	506

Other	(89)	531	870	26	1,338

	(330)	802	3,207	26	3,705

Long-Term Debt

Mortgage bonds, notes and other	1,933	939	2,929	(186)	5,615

Securitization bonds	—	—	1,625	—	1,625

Capital lease obligations	—	2	88	—	90

	1,933	941	4,642	(186)	7,330

Obligated Mandatorily Redeemable Preferred

Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	99	174	—	273

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 161,164,081 shares issued and outstanding	2,811	2,707	2,638	(5,345)	2,811

Retained earnings	1,960	(248)	1,050	(802)	1,960

Accumulated other comprehensive loss	(94)	2	(21)	19	(94)

	4,677	2,461	3,667	(6,128)	4,677

Total Liabilities and Shareholders’ Equity	$7,171	$5,953	$14,020	$(7,654)	$19,490

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)

Net Cash From (Used For) Operating Activities	$(97)	$349	$(170)	$(74)	$8

Investing Activities

Plant and equipment expenditures	—	(25)	(205)	—	(230)

Proceeds from sale of assets	—	7	—	—	7

Restricted cash for debt redemptions	—	—	62	—	62

Other investments	—	(1)	(34)	—	(35)

Net cash from (used for) investing activities	—	(19)	(177)	—	(196)

Financing Activities

Issuance of preferred securities	—	—	180	—	180

Redemption of preferred securities	—	(180)	—	—	(180)

Redemption of long-term debt	—	(91)	(90)	—	(181)

Short-term borrowings, net	189	(58)	130	—	261

Capital lease obligations	—	—	(1)	—	(1)

Repurchase of common stock	(2)				(2)

Dividends on common stock	(84)	—	(74)	74	(84)

Net cash from financing activities	103	(329)	145	74	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	6	1	(202)	—	(195)

Cash and Cash Equivalents, Beginning of Period	8	9	251	—	268

Cash and Cash Equivalents, End of Period	$14	$10	$49	$—	$73

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of DTE Energy Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
April 23, 2002

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number	Description

(i)	Exhibits filed herewith.

4-230	Supplemental Indenture dated as of April 5, 2002, creating the 2002 Series A 6.65% Senior Notes due 2009.

15-9	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002.

(b)  Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date:	May 14, 2002	By /s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President And Controller

EXHIBITS INDEX

Exhibit
Number	Description

(i)	Exhibits filed herewith.

4-230	Supplemental Indenture dated as of April 5, 2002, creating the 2002 Series A 6.65% Senior Notes due 2009.

15-9	Awareness Letter of Deloitte & Touche LLP regarding their report dated April 23, 2002.