Form 10-Q
period 2002-06-30
DTE ENERGY CO
filed 2002-08-14
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

Yes ☒ No ☐

At July 31, 2002, 167,466,850 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DEFINITIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Statement of Financial Position
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements
Independent Accountants’ Report
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Pledge Agreement, Dated June 25, 2002
Purchase Contract Agreement, Dated June 25, 2002
Supplemental Indenture, Dated June 25, 2002
Supplemental Savings Plan
Executive Deferred Compensation Plan
Supplemental Retirement Plan
Executive Life Insurance Plan
Employment Contract of Bruce D. Peterson
Awareness Letter of Deloitte & Touche LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2002

Page

Definitions	3

Part I — Financial Information

Item 1. Financial Statements

Consolidated Statement of Operations	15

Consolidated Statement of Financial Position	16

Consolidated Statement of Cash Flows	18

Consolidated Statement of Changes in Shareholders’ Equity	19

Notes to Consolidated Financial Statements	20

Independent Accountants’ Report	39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits and Reports on Form 8-K	41

Signature	42

DEFINITIONS

Company	DTE Energy Company and Subsidiary Companies

Customer Choice	The choice programs are statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 that permits MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (a wholly owned subsidiary of DTE Energy Company)

KWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity and gas.

DTE Energy Company
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, effects of new accounting pronouncements, access to the capital markets, the level of borrowings, weather, actual sales, changes in the cost of fuel and purchased power due to the suspension of the PSCR mechanism, changes in the cost of natural gas, the effects of competition and the implementation of electric and gas Customer Choice programs, the implementation of electric and gas utility restructuring in Michigan, the impact of changes in and interpretations of tax laws, environmental and nuclear requirements, the impact of FERC and MPSC proceedings and regulations, the timing of the accretive effects of DTE Energy’s merger with MCN Energy, and the contributions to earnings by non-regulated businesses.

RESULTS OF OPERATIONS

DTE Energy reported earnings of $68 million or $.42 per diluted share for the 2002 second quarter, compared to losses of $87 million or $.60 per diluted share for the 2001 second quarter. For the 2002 six-month period, net income was $268 million or $1.66 per diluted share, compared to $51 million or .36 per diluted share for the same period in 2001. The comparability of earnings was affected by merger and restructuring charges and goodwill amortization associated with the MCN Energy merger that reduced after-tax earnings for the 2001 second quarter by $168 million or $1.15 per diluted share and the 2001 six-month period by $169 million or $1.17 per diluted share. Excluding merger and restructuring charges and goodwill amortization, earnings decreased $13 million in the 2002 second quarter and increased by $48 million in the 2002 six-month period as compared to the corresponding 2001 periods. Both periods were affected by increased contributions from the Energy Resources — Regulated segment and the Energy Gas business unit, and reduced earnings from the Wholesale Marketing & Trading segment and Corporate & Other. The issuance of 29 million shares in conjunction with the May 2001 MCN Energy merger, net of 10.5 million shares repurchased in 2001, also impacted the earnings per share comparison.

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

Energy Resources

•	Regulated operations include the power generation services of Detroit Edison, the Company’s electric utility. Electricity is generated from Detroit Edison’s numerous fossil plants or its nuclear plant and sold throughout Southeastern Michigan to residential, commercial, industrial and wholesale customers.

Management’s Discussion and Analysis

•	Non-regulated

•	Energy Services is comprised of various businesses that develop and manage energy-related assets and services. Such projects include coke production, synfuels production, independent power plants, on-site energy projects and cogeneration facilities. The economic viability of synfuels projects is tied to their generation of alternate fuels tax credits.

•	Wholesale Marketing & Trading consists of the electric and gas marketing and trading operations of DTE Energy Trading Company and the natural gas marketing and trading operations of DTE Enterprises, which was acquired as part of the MCN Energy merger. Wholesale Marketing & Trading enters into forwards, futures, swaps and option contracts as part of its trading strategy. Wholesale Marketing & Trading focuses on physical power marketing and structured transactions, as well as the enhancement of returns from its power plant, pipeline and storage assets.

•	Other non-regulated operations consist of businesses involved in coal services and landfill gas recovery along with an independent generating unit.

Energy Distribution

•	Regulated operations include the electric distribution services of Detroit Edison, and the electric transmission services of the International Transmission Company (ITC). Energy Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million residential, commercial and industrial customers. The transmission assets of ITC are operated by the Midwest Independent System Operator, a regional transmission operator.

•	Non-regulated operations primarily consist of DTE Energy Technologies, businesses that market and distribute a broad portfolio of distributed generation products, provide application engineering, and monitor and manage system operations.

Energy Gas

•	Regulated operations include gas distribution services primarily provided by MichCon, the Company’s gas utility that purchases, stores and distributes natural gas throughout Michigan to 1.2 million residential, commercial and industrial customers.

•	Non-regulated operations include the exploration and production of gas and the gathering, processing and storing of gas. Certain pipeline and storage assets are used to support the Wholesale Marketing & Trading segment.

Corporate & Other includes administrative and general expenses, and interest costs of DTE Energy corporate that have not been allocated to the regulated and non-regulated businesses. Corporate & Other also includes various other non-regulated operations, including investments in new emerging energy technologies.

Management’s Discussion and Analysis

The following tables and related discussion depicts the operations of each of these segments.

	Three Months Ended		Six Months Ended
	June 30		June 30

(in Millions)	2002	2001	2002	2001

Net Income (Loss)
Energy Resources
Regulated	$57	$12	$128	$88

Non-regulated
Energy Services	25	26	53	55
Wholesale Marketing & Trading	(5)	24	13	25
Other	4	7	8	11

Total Non-regulated	24	57	74	91

	81	69	202	179

Energy Distribution
Regulated	23	26	48	63
Non-regulated	(4)	(3)	(7)	(5)

	19	23	41	58

Energy Gas
Regulated	(1)	1	53	1
Non-regulated	8	1	14	1

	7	2	67	2

Corporate & Other	(39)	(13)	(42)	(19)

Total
Regulated	79	39	229	152
Non-regulated	(11)	42	39	68

	68	81	268	220

Merger and Restructuring Charges, net of tax	—	(164)	—	(165)
MCN Merger Goodwill Amortization	—	(4)	—	(4)

	$68	$(87)	$268	$51

Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Diluted Earnings (Loss) Per Share (1)
Energy Resources
Regulated	$.35	$.08	$.79	$.61

Non-regulated
Energy Services	.15	.18	.33	.38
Wholesale Marketing & Trading	(.03)	.17	.08	.17
Other	.03	.04	.05	.08

Total Non-regulated	.15	.39	.46	.63

	.50	.47	1.25	1.24

Energy Distribution
Regulated	.14	.17	.30	.44
Non-regulated	(.02)	(.02)	(.04)	(.03)

	.12	.15	.26	.41

Energy Gas
Regulated	(.01)	.01	.33	.01
Non-regulated	.05	.01	.09	.01

	.04	.02	.42	.02

Corporate & Other	(.24)	(.09)	(.27)	(.14)

Total
Regulated	.48	.26	1.42	1.06
Non-regulated	(.06)	.29	.24	.47

	.42	.55	1.66	1.53

Merger and Restructuring Charges, net of tax	—	(1.13)	—	(1.15)
MCN Merger Goodwill Amortization	—	(.02)	—	(.02)

	$.42	$(.60)	$1.66	$.36

(1) Based on average shares outstanding during the periods.

Energy Resources

Regulated earnings increased $45 million and $40 million during the 2002 second quarter and six-month period reflecting higher gross margins due to lower fuel and purchased power costs, partially offset by a decrease in operating revenue. Fuel and purchased power costs reflect favorable energy market prices and an increase in unrealized mark to market gains. The operating revenues decrease was attributable to the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. The higher gross margins were partially offset by increased operations and maintenance expenses for health care and pension costs. Depreciation and amortization expense decreased reflecting the extension of the amortization period from seven years to 15 years for certain regulatory assets that were securitized in 2001.

Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$654	$704	$1,271	$1,407
Less: Fuel and purchased power	240	351	428	595

Gross margin	$414	$353	$843	$812

Net income	$57	$12	$128	$88

System output and average fuel and purchased power costs were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	9,519	9,390	18,630	19,618
Nuclear	2,334	2,316	4,624	4,729
Purchased power	2,178	1,736	3,818	3,268

System output	14,031	13,442	27,072	27,615

Average unit cost ($/MWh)
Generation (1)	$12.64	$12.03	$12.41	$12.20

Purchased power (2)	$37.77	$69.96	$34.48	$57.47

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Non-regulated earnings decreased $33 million and $17 million for the 2002 second quarter and six-month period, respectively, reflecting the operations of the Wholesale Marketing & Trading segment. In the 2001 second quarter, this segment had substantial mark to market gains, largely on gas supply contracts. In late 2001, these gas contracts were hedged, reducing future earnings volatility due to swings in gas prices.

Outlook - Regulatory changes have resulted and will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the electric Customer Choice Program was expanded whereby all electric customers can choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose 5% to 8% of its retail sales as a result of customers choosing to participate in the electric Choice Program during 2002. To the extent Detroit Edison experiences net stranded costs as a result of customers switching to an alternative electric supplier, Michigan legislation provides for the recovery of such stranded costs. Detroit Edison disagrees with the MPSC’s methodology for determining and recovering net stranded costs and has asked for rehearing, clarification and substantial changes on certain aspects of the applicable order. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals. See Note 4.

Management’s Discussion and Analysis

Energy Distribution

Regulated earnings declined $3 million and $15 million during the 2002 second quarter and six-month period, respectively, due primarily to increased operation and maintenance expenses. The increased operation and maintenance expenses are attributable to higher health care and pension costs, heat-related maintenance costs on the distribution system and costs associated with restoring power to customers who lost service during two storms in the 2002 six-month period. Operating revenues increased due primarily to higher residential sales due to warm June weather.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$312	$288	$627	$609

Net income	$23	$26	$48	$63

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Electric Sales and Deliveries
(in Thousands of MWh)
Electric Sales
Residential	3,527	3,236	7,247	6,906
Commercial	4,718	4,753	9,060	9,255
Industrial	3,537	3,649	6,869	7,323
Wholesale	550	537	1,092	1,116
Other	85	92	197	187

	12,417	12,267	24,465	24,787
Electric Choice (delivery only)	761	406	1,642	572

Total Electric Sales and Deliveries	13,178	12,673	26,107	25,359

Non-regulated results declined $1 million and $2 million during the 2002 second quarter and six-month period, respectively, due primarily to expenses associated with the establishment of new sales offices in the distributed generation business.

Outlook - Regulated electric system deliveries are expected to increase in 2002 due to the economic recovery and continue to grow modestly in 2003. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. As a result of the continued restructuring of the electric industry, DTE Energy is currently negotiating the sale of ITC. Any divestiture will be independently evaluated to maximize shareholder value.

Management’s Discussion and Analysis

Energy Gas

Regulated had a loss of $1 million for the 2002 second quarter and had earnings of $53 million for the 2002 six-month period compared to income of $1 million in both the 2001 comparable periods, reflecting primarily the operations of MichCon, DTE Energy’s natural gas utility. MichCon was acquired in conjunction with the MCN Energy merger in May 2001, and was part of DTE Energy’s operations for only one month in the 2001 second quarter and six-month period. Due to the seasonal nature of the gas utility business, MichCon’s earnings in the second quarter of each year are typically negligible.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$251	$44	$841	$44
Less: Cost of gas	120	29	511	29

Gross margin	$131	$15	$330	$15

Net income (loss)	$(1)	$1	$53	$1

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Effect of Weather on Gas Markets and
Earnings
Percentage Colder (Warmer) Than Normal	.9%	7.5%	(9.6)%	7.5%
Increase (Decrease) From Normal in:
Gas markets (in Bcf)	.5	.1	(13.8)	.1
Net income (in Millions)	$.5	$.1	$(12.2)	$.1

Non-regulated earnings were $8 million and $14 million for the 2002 second quarter and six-month period, respectively, compared to earnings of $1 million in both the 2001 comparable periods, reflecting the operations of the gas exploration and production business, and pipeline and processing activities.

Outlook - In December 2001, the MPSC issued an order that continues the Gas Customer Choice Program on a permanent and expanding basis. Beginning April 1, 2002, up to 40% of customers can elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. As of June 2002, approximately 127,000 customers are participating in the gas Customer Choice program. Since MichCon continues to transport and deliver the gas to the participating customers’ premises at prices comparable to the non-gas sales prices, customers switching to other suppliers have no impact on MichCon’s margins.

Weather is the most significant factor that will effect Energy Gas’ sales and therefore its earnings.

Corporate & Other

The net loss attributable to Corporate & Other increased $26 million and $23 million for the 2002 second quarter and six-month period, respectively, due to unfavorable effective income tax rate adjustments and

Management’s Discussion and Analysis

higher interest costs. The income tax provisions of the segments are determined on a stand alone basis. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year 2002 effective rate. Interest expense increased due to the debt assumed in the MCN Energy merger.

CAPITAL RESOURCES AND LIQUIDITY

	Six Months
	June 30

	2002	2001

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities:
Net income, depreciation, depletion and amortization	$648	$423
Merger and restructuring charges	—	223
Working capital and other	(276)	(255)

	372	391
Investing activities	(531)	(1,755)
Financing activities (1)	(27)	1,642

Net Increase (Decrease) in Cash and Cash Equivalents	$(186)	$278

(1)	Includes $1.75 billion of securitization bonds issued in 2001.

Operating Activities

Net cash from operating activities decreased $19 million during the 2002 six-month period as compared to the same 2001 period. The decline reflects a $21 million increase in working capital and other assets and liabilities, partially offset by an increase of $2 million in net income, after adjusting for depreciation, depletion and amortization and $223 million in non-cash merger and restructuring charges in the 2001 six-month period. Partially offsetting this decline was the incremental contribution of Enterprises’ operating cash inflows in 2002, tempered somewhat by the impact of the recently implemented gas cost recovery mechanism (GCR). Cash flow was negatively impacted by the under-recovery of gas costs totaling $38 million, as part of the GCR mechanism implemented in January 2002, where MichCon is allowed to recover its actual gas costs from gas customers. Over the balance of 2002 this amount is expected to reverse with a small remaining under-recovery balance by year-end that will be trued-up as part of 2002’s GCR reconciliation process.

Higher working capital levels reflect increased accounts receivables of $148 million, largely the result of the impact of the economy on collections and the under-recovery of gas costs. Management expects lower receivables outstanding by year end. Increased electric sales due to warm June weather also contributed to the higher receivable balance. In addition, lower accounts payable levels represent the internal focus on managing external payments and taking greater advantage of purchase discounts.

Management’s Discussion and Analysis

Investing Activities

Net cash used for investing activities decreased $1.22 billion during the 2002 six-month period as compared to the same 2001 period. The decrease is primarily due to the acquisition of MCN Energy in the 2001 six-month period.

Financing Activities

Net cash from financing activities decreased $1.67 billion during the 2002 six-month period as compared to the same 2001 period. The decrease is primarily due to the issuance of $1.75 billion of securitization bonds in March 2001 and the issuance of $1.35 billion of long-term debt to finance the cash consideration portion of the acquisition of MCN Energy.

In April 2002, DTE Energy issued $200 million of 6.65% senior notes due 2009. The proceeds were used to retire MCN Energy Enterprises Remarketed Securities, which had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

In June 2002, DTE Energy issued 6.9 million equity security units at $25 per unit. An equity security unit consists of a stock purchase contract and a senior note of DTE Energy. DTE Energy used the net proceeds of $166.9 million from this issuance for general corporate purposes, including the repayment of short-term borrowings.

In June 2002, DTE Energy also issued 6.325 million shares of common stock at $43.25 per share, grossing $273.6 million. Net proceeds from the common stock offering were approximately $265 million and are recorded in the accompanying consolidated statement of shareholders’ equity.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $348 million through June 2002 and estimates that it will incur an additional $400 to $500 million of future capital expenditures over the next three years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning business combinations, goodwill and other intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. See Note 9 for a discussion of the Company’s evaluation of the adoption of these new accounting pronouncements.

Management’s Discussion and Analysis

FAIR VALUE OF CONTRACTS

The following table reflects the maturity and sources of the net fair value gain (loss) of contracts at June 30, 2002:

	Maturity	Maturity	Maturity	Maturity	Total
(in Millions)	Less Than	1-3	4-5	Exceeding	Fair
	1 Year	Years	Years	5 Years	Value

Trading Activities
Prices From:
Quotes	$6	$(6)	$1	$5	$6
External sources	9	14	7	3	33

	$15	$8	$8	$8	39

Risk Management Activities					(302)

Total Assets & Liabilities from Risk Management and Trading Activities					$(263)

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

A reconciliation of the Company’s estimated net fair value of trading contracts follows:

(in Millions)
Fair value at January 1, 2002	$59
Less: contracts realized during 2002	(46)
Other changes in fair value	26

Fair value at June 30, 2002	$39

Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Risk Management Activities

DTE Energy is subject to commodity price risk in conjunction with the anticipated purchase of electricity to meet reliability obligations. Exposure to commodity price risk arises from market fluctuations in commodity prices.

To limit the sensitivity to commodity price fluctuations, DTE Energy has entered into a series of forward electricity contracts and option contracts.

The Company is exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To manage this risk, the Company uses natural gas futures, options, forwards and swap agreements.

The Company performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at June 30, 2002. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would decrease $8.6 million and increase $8.6 million, respectively.

Trading Activities

Wholesale Marketing & Trading trades electricity, gas and related fuels, in addition to providing price risk management services using energy commodity derivatives. Wholesale Marketing & Trading performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at June 30, 2002. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would decrease $10.3 million and increase $11.3 million, respectively.

DTE Energy Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions, Except per Share Amounts)
Operating Revenues	$1,981	$1,790	$4,381	$3,632

Operating Expenses
Fuel, purchased power and gas	907	908	2,130	1,856
Operation and maintenance	603	453	1,141	836
Depreciation, depletion and amortization	186	188	380	372
Taxes other than income	86	77	184	158
Merger and restructuring charges	—	252	—	254

Total Operating Expenses	1,782	1,878	3,835	3,476

Operating Income (Loss)	199	(88)	546	156

Interest Expense and Other
Interest expense	137	104	274	195
Preferred stock dividends of subsidiary	6	2	13	2
Interest income	(6)	(7)	(11)	(10)
Other income	(21)	(27)	(37)	(53)
Other expenses	19	29	42	57

Total Interest Expense and Other	135	101	281	191

Income (Loss) Before Income Taxes	64	(189)	265	(35)
Income Tax Benefit	(4)	(102)	(3)	(83)

Income (Loss) Before Accounting Change	68	(87)	268	48
Cumulative Effect of Accounting Change	—	—	—	3

Net Income (Loss)	$68	$(87)	$268	$51

Basic and Diluted Earnings (Loss) per Common Share
Before accounting change	$.42	$(.60)	$1.66	$.34
Cumulative effect of accounting change	—	—	—	.02

Total	$.42	$(.60)	$1.66	$.36

Average Common Shares
Basic	161	145	161	144
Diluted	162	145	162	144
Dividends Declared per Common Share	$.515	$.515	$1.03	$1.03

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	June 30
	2002	December 31
	(Unaudited)	2001

(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$82	$268
Restricted cash	152	157
Accounts receivable
Customer (less allowance for doubtful accounts of $64 and $57, respectively)	930	851
Accrued unbilled revenues	211	242
Other	298	259
Accrued gas cost recovery revenue	52	14
Inventories
Fuel and gas	374	343
Materials and supplies	161	162
Assets from risk management and trading activities	503	400
Deferred income taxes	—	47
Other	118	97

	2,881	2,840

Investments
Nuclear decommissioning trust funds	413	417
Other	545	615

	958	1,032

Property
Property, plant and equipment	17,468	17,067
Less accumulated depreciation and depletion	(7,805)	(7,524)

	9,663	9,543

Other Assets
Goodwill	2,084	2,003
Regulatory assets	1,183	1,190
Securitized regulatory assets	1,656	1,692
Assets from risk management and trading activities	342	149
Prepaid pension assets	438	473
Other	299	306

	6,002	5,813

Total Assets	$19,504	$19,228

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	June 30
	2002	December 31
	(Unaudited)	2001

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$689	$697
Accrued interest	127	118
Dividends payable	89	84
Accrued payroll	104	108
Short-term borrowings	515	681
Income taxes	15	54
Current portion of long-term debt, including capital leases	628	516
Liabilities from risk management and trading activities	559	425
Other	376	495

	3,102	3,178

Other Liabilities
Deferred income taxes	1,420	1,478
Regulatory liabilities	180	187
Unamortized investment tax credit	175	180
Liabilities from risk management and trading activities	549	313
Liabilities from transportation and storage contracts	355	373
Nuclear decommissioning	413	417
Other	546	585

	3,638	3,533

Long-Term Debt
Mortgage bonds, notes and other	5,707	5,892
Securitization bonds	1,625	1,673
Equity-linked debt securities	194	—
Capital lease obligations	87	89

	7,613	7,654

Contingencies (Note 8)
Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	271	274

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,466,850 and 161,133,959 shares issued and outstanding, respectively	3,050	2,811
Retained earnings	1,941	1,846
Accumulated other comprehensive loss	(111)	(68)

	4,880	4,589

Total Liabilities and Shareholders’ Equity	$19,504	$19,228

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended
	June 30

	2002	2001

(in Millions)
Operating Activities
Net income	$268	$51
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	380	372
Merger and restructuring charges	—	223
Changes in assets and liabilities:
Accounts receivable	(86)	62
Accrued gas cost recovery revenue	(38)	(2)
Inventories	(30)	(5)
Prepaid pensions	25	(21)
Prepaid property tax	(11)	(27)
Payables	(72)	26
Risk management and trading activities	72	(16)
Other	(136)	(272)

Net cash from operating activities	372	391

Investing Activities
Plant and equipment expenditures — regulated	(345)	(292)
Plant and equipment expenditures — non-regulated	(110)	(224)
Proceeds from sale of assets	9	53
Acquisition of MCN Energy, net of cash acquired	—	(1,212)
Other investments	(85)	(80)

Net cash used for investing activities	(531)	(1,755)

Financing Activities
Issuance of long-term debt, net	389	3,097
Issuance of preferred securities	180	—
Redemption of preferred securities	(180)	—
Redemption of long-term debt	(339)	(658)
Short-term borrowings, net	(166)	(368)
Capital lease obligations	(7)	(11)
Issuance of common stock, net	265	—
Repurchase of common stock	(1)	(271)
Dividends on preferred securities	(2)	—
Dividends on common stock	(166)	(147)

Net cash from (used for) financing activities	(27)	1,642

Net Increase (Decrease) in Cash and Cash Equivalents	(186)	278
Cash and Cash Equivalents at Beginning of Period	268	64

Cash and Cash Equivalents at End of Period	$82	$342

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$265	$149
Income taxes paid	55	45
Non-cash Financing Activities
Issuance of equity-linked debt securities	$21	$—
Issuance of common stock for acquisition of MCN Energy	—	1,060

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, January 1, 2002	161,134	$2,811	$1,846	$(68)	$4,589

Net income	—	—	268	—	268
Issuance of common shares	6,325	265	—	—	265
Issuance of restricted common shares	65	3	—	—	3
Dividends declared on common stock	—	—	(169)	—	(169)
Repurchase and retirement of common stock	(57)	(1)	(1)	—	(2)
Issuance of equity-linked debt securities	—	(26)	—	—	(26)
Other	—	(2)	(3)	—	(5)
Net change in unrealized losses on derivatives, net of tax	—	—	—	(43)	(43)

Balance, June 30, 2002	167,467	$3,050	$1,941	$(111)	$4,880

The following table displays comprehensive income (loss) for the six-month periods in 2002 and 2001:

	2002	2001

(in Millions)
Net income	$268	$51

Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $24	—	(42)
Losses arising during the period, net of taxes of $27 and $25, respectively	(51)	(47)
Amounts reclassified to earnings, net of taxes of $4 and $4, respectively	8	7

Total other comprehensive loss	(43)	(82)

Comprehensive income (loss)	$225	$(31)

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

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

The consolidated financial statements are unaudited, but in the opinion of the Company’s management, include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

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

The Company accounted for the acquisition using the purchase method. The excess purchase price over the fair value of net assets acquired totaled $2.1 billion and was classified as goodwill. The Company began amortizing goodwill on June 1, 2001, on a straight-line basis using a 40-year life. In accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the amortization of goodwill ceased, and is tested for impairment on an annual basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

May 31, 2001

(in Millions)
Current assets, net of cash acquired	$853
Investments	52
Property, plant and equipment, net	1,628
Assets held for sale	245
Goodwill	2,077
Other assets	1,216

Total assets acquired	6,071

Current liabilities	(1,472)
Intangible liabilities	(390)
Other liabilities	(721)
Preferred securities	(273)
Long-term debt	(940)

Total liabilities assumed	(3,796)

Net assets acquired	$2,275

NOTE 3 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, the Company completed the acquisition of MCN Energy. The Company incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $16 million ($10 million after tax) in the 2001 second quarter and $18 million ($12 million after tax) in the 2001 six-month period, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $236 million ($153 million after tax) in the 2001 second quarter, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 1,184 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing earnings by $252 million ($164 million after tax) and $254 million ($165 million after tax) for the 2001 second quarter and six-month period, respectively.

NOTE 4 — REGULATORY MATTERS

Electric Industry Restructuring

The MPSC initiated a case to determine the methodology of calculating net stranded costs as required by Public Act (PA) 141. As a result of an MPSC order in December 2001, Detroit Edison would recover the net stranded costs associated with its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing actual revenues from generation services to the revenue requirements, including an allowance for the cost of capital, to recover the costs of generation services. The MPSC, in its orders, determined that Detroit Edison had no stranded costs using 2000 data, and consequently established a zero 2002 transition charge. The MPSC authorized Detroit Edison to establish a deferred regulatory asset in order to recover its 2002 incurred stranded cost in a subsequent annual net stranded cost filing. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002 and maintained an additional credit on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

electric Customer Choice bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. This order combined with lower wholesale power prices has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins from providing generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of the MPSC order.

In May 2002, Detroit Edison submitted its 2002 annual net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs, seeks more timely recovery of stranded costs and responds to the issue of securitization offsets and rate equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no recoverable stranded costs in 2000, however when 2001 data is incorporated into the approved methodology, Detroit Edison has recoverable stranded costs attributable to electric Customer Choice of $13 million for 2001; (ii) Detroit Edison requested the recovery of 2001 net stranded costs through use of excess residual securitization savings; (iii) Detroit Edison expects to incur additive net stranded costs during 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) a pro-forma transition charge should be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the incidence and recovery of stranded costs inherent in the previously approved methodology.

In another December 2001 order, the MPSC finalized the prices, terms and conditions contained in the Retail Access Service Tariff (RAST). Detroit Edison requested rehearing and clarification on certain aspects of the order. In an order issued in April 2002, the MPSC modified its December 2001 order approving Detroit Edison’s RAST and reduced the requirements imposed on Detroit Edison in the December 2001 order concerning meter installation, meter reading and computer system enhancements for customers that elect to participate in the electric Customer Choice program.

In several orders issued in June 2000, the MPSC determined that adjusting rates for changes in fuel and purchased power expenses through continuance of the PSCR clause would be inconsistent with the rate freeze required by PA 141. Detroit Edison was not permitted to collect the 1998 PSCR under-recovery of $9 million, plus accrued interest of $3 million. Also, Detroit Edison was not required to refund approximately $55 million of liabilities for over-recoveries of PSCR expenses for 1999 and 2000, and disallowances under the Fermi 2 performance standard mechanism. In January and March 2002, the Michigan Court of Appeals rejected appeals and motions for rehearing filed by parties opposing the MPSC’s actions in this proceeding. In March 2002, the Michigan Attorney General applied for leave to appeal at the Michigan Supreme Court. The court has not yet determined whether or not it will hear the case.

Gas Industry Restructuring

MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the Michigan Public Service Commission (MPSC) issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of June 30, 2002, MichCon has accrued a $52.4 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. In addition, parties are to address the advisability and lawfulness of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

granting MichCon’s request to record a regulatory asset. In July 2002, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision on MichCon’s 2002 GCR plan case. In that decision the ALJ recommended the adoption the MPSC Staff’s proposed $26.5 million reduction in gas cost due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of June 2002, approximately 127,000 customers are participating in the gas Customer Choice program.

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included an income sharing mechanism. The income sharing mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, the Company believes that no income sharing is required in 2001. In July 2002, the MPSC issued an order regarding MichCon’s 2001 income sharing. The MPSC ordered a hearing be held to determine the issue of the appropriate treatment of $766,000 of pipeline refunds received by MichCon during 2001. MichCon is directed to make a filing setting forth a refund methodology in August 2002.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30 million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded back to the MPSC for hearing the November 1997 order. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In June 2002, the MPSC issued an order modifying in part, and reaffirming in part, previous orders which allowed Detroit Edison to amortize and collect in rates the storm damage costs incurred in 1997. The MPSC modified its 1997 order regarding the calculation of the storm damage costs, and in doing so ordered Detroit Edison to refund approximately $1.5 million after January 1, 2004. The 2004 refund will also include interest accrued from January 1, 2000 at Detroit Edison’s authorized rate of return. In July 2002, the Michigan Attorney General filed a claim of appeal at the Michigan Court of Appeals regarding the June 2002 MPSC order.

The Company is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position and results of operations of the Company.

NOTE 5 — PREFERRED SECURITIES OF SUBSIDIARIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT AND EQUITY TRANSACTIONS

Long-term Debt

During the first six months of 2002, DTE issued long-term debt consisting of:

•	$200 million of senior notes bearing interest at 6.65 % and maturing in 2009. The proceeds were used to retire MCN Energy Enterprises’ Remarketed Securities, which had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

•	$172.5 million of equity-linked debt securities (discussed below).

During the first six months of 2002, DTE Energy and its subsidiaries repaid $339 million of long-term debt securities.

Equity-Linked Debt Securities

In June 2002, DTE Energy issued 6.9 million equity-linked debt securities that yield 8.75% with a stated amount of $25 per security. Gross proceeds from the issuance totaled $172.5 million. A security unit consists of a stock purchase contract and a senior note of DTE Energy. Under each stock purchase contract, DTE Energy is obligated to sell, and the security unit holder is obligated to purchase between 0.4817 and 0.578 shares of DTE Energy common stock in August 2005 for $25. The exact number of DTE Energy common shares to be sold is dependent on the market value of a share in August 2005, but will not be less than 3.3 million or more than 4.0 million shares. DTE Energy is also obligated to pay the security unit holders a quarterly contract adjustment payment at an annual rate of 4.15% of the stated amount. DTE Energy has recorded $21 million as the present value of the contract adjustment payments in long-term debt with an offsetting reduction in common shareholders’ equity. The liability is reduced as the contract adjustment payments are made.

Each senior note has a stated value of $25, pays an annual interest rate of 4.60% and matures in August 2007. The senior notes are pledged as collateral to secure the security unit holders’ obligation to purchase DTE Energy common stock under the stock purchase contracts. The security unit holders may satisfy their obligations under the stock purchase contracts by allowing the senior notes to be remarketed with proceeds being paid to DTE Energy as consideration for the purchase of stock under the stock purchase contracts. Alternatively, holders may choose to continue holding the senior notes and use cash as consideration for the purchase of stock under the stock purchase contracts.

Net proceeds from the equity security issuance totaled $166.9 million. Expenses incurred in connection with this issuance totaled $5.6 million and were allocated between the senior notes and the stock purchase contracts. The amount allocated to the senior notes was deferred and will be recognized as interest expense over the term of the notes. The amount allocated to the purchase contracts was charged to equity.

Debt Covenants

The Company’s bank financing arrangements require it to maintain a debt to total capitalization ratio (as defined) of no more than .65 to 1 and an “earnings before interest, taxes, depreciation and amortization (EBITDA)” to interest ratio of no less than 2 to 1. Additionally, financing arrangements contain cross-default provisions which would occur if the Company or any of its significant subsidiaries fail to pay principal or interest on a timely basis. The Company is currently in compliance with these financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock

DTE Energy issued 6.325 million shares of common stock at $43.25 per share, grossing $273.6 million. Net proceeds from the offering were approximately $265 million. The total fees charged to equity relative to this issuance of common stock and the offering of the equity-linked debt securities described above, amounted to $9.1 million and $4.9 million, respectively.

NOTE 7 — EARNINGS PER SHARE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of both calculations for the 2002 and 2001 quarter and six-month period is presented in the table below. In each period presented, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive based on average market prices during the respective periods.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(Thousands, except per share amounts)
Basic Earnings Per Share
Income (loss) before accounting change	$67,513	$(86,603)	$267,868	$48,208
Average number of common shares outstanding	161,124	145,461	160,918	143,677
Earnings (loss) per share of common stock based on weighted average number of shares outstanding	$.42	$(.60)	$1.66	$.34

Diluted Earnings Per Share
Income (loss) before accounting change	$67,513	$(86,603)	$267,868	$48,208

Average number of common shares outstanding	161,124	145,461	160,918	143,677
Incremental shares from stock based awards	948	—	794	493

Average number of dilutive shares outstanding	162,072	145,461	161,712	144,170

Earnings (loss) per share of common stock assuming issuance of incremental shares	$.42	$(.60)	$1.66	$.34

NOTE 8 — CONTINGENCIES

Personal Property Taxes

Detroit Edison, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued its decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

DTE Energy subsidiaries purchase and sell electricity and gas to numerous companies operating in the steel, automotive, energy and retail industries. During 2001 and 2002, a number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including certain Enron Corporation affiliates, National Steel Company and Bethlehem Steel Company. Management regularly reviews contingent matters relating to purchase and sale contracts and records provisions for amounts considered probable of loss. Management believes its previously accrued amounts are adequate for losses that are probable of occurring. The final resolution of these matters are not expected to have a material effect on the Company’s financial statements in the period they are resolved.

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations - Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the consolidated financial statements.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but requires that goodwill be reviewed at least annually for impairment. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has completed the transitional goodwill impairment test and determined that no potential impairment existed at January 1, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(in Millions, except per share amounts)
Reported net income (loss)	$68	$(87)	$268	$51
Add: Goodwill amortization	—	4	—	4

Adjusted net income (loss)	$68	$(83)	$268	$55

Basic and diluted earnings (loss) per share:
Reported net income (loss)	$.42	$(.60)	$1.66	$.36
Goodwill amortization	—	.02	—	.02

Adjusted net income (loss)	$.42	$(.58)	$1.66	$.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Year Ended December 31

	2001	2000	1999

(in Millions, except per share amounts)
Reported net income	$332	$468	$483
Add: Goodwill amortization	31	2	2

Adjusted net income	$363	$470	$485

Basic earnings per share:
Reported net income	$2.17	$3.27	$3.33
Goodwill amortization	.20	.01	.01

Adjusted net income	$2.37	$3.28	$3.34

Diluted earnings per share:
Reported net income	$2.16	$3.27	$3.33
Goodwill amortization	.20	.01	.01

Adjusted net income	$2.36	$3.28	$3.34

In connection with the adoption of SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $11 million and $23 million in the 2002 second quarter and six-month period, respectively, compared with approximately $12 million and $23 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the six-month period of 2002. The gross carrying amount and accumulated amortization of intangible assets at June 30, 2002 were $493 million and $291 million, respectively. Amortization expense of intangible assets is estimated to be $46 million annually for 2002 through 2006.

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

Long-Lived Assets - On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of the Company.

Energy Trading Contracts - In June 2002, the FASB’s Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03 “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management Activities,” and No. 00-17, “Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10.” The EITF concluded that, effective for periods ending after July 15, 2002, mark to market gains and losses on energy trading contracts (including those to be physically settled) must be presented on a net basis in earnings, with prior periods reclassified on a consistent basis. Also, companies must disclose volumes of physically settled energy trading contracts. The Company is evaluating the impact of this new consensus on the presentation of its consolidated statement of operations. The consensus will have no impact on net income, but could have a material impact on total revenues and expenses.

NOTE 10 — SEGMENT INFORMATION

During 2002, DTE Energy realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in nine reportable segments and the financial data for such segments follows. Inter-segment revenues are not material.

	Three Months Ended		Six Months Ended
	June 30		June 30

(in Millions)	2002	2001	2002	2001

Operating Revenues
Energy Resources
Regulated	$654	$704	$1,271	$1,407

Non-regulated
Energy Services	134	100	266	208
Wholesale Marketing & Trading	609	619	1,312	1,291
Other	39	38	75	77

Total Non-regulated	782	757	1,653	1,576

	1,436	1,461	2,924	2,983

Energy Distribution
Regulated	312	288	627	609
Non-regulated	10	5	14	7

	322	293	641	616

Energy Gas
Regulated	251	44	841	44
Non-regulated	12	10	45	10

	263	54	886	54

Corporate & Other	9	—	9	—

Reconciliations and eliminations	(49)	(18)	(79)	(21)

Total
Regulated	1,217	1,036	2,739	2,060
Non-regulated	764	754	1,642	1,572

	$1,981	$1,790	$4,381	$3,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30

(in Millions)	2002	2001	2002	2001

Net Income
Energy Resources
Regulated	$57	$12	$128	$88

Non-regulated
Energy Services	25	26	53	55
Wholesale Marketing & Trading	(5)	24	13	25
Other	4	7	8	11

Total Non-regulated	24	57	74	91

	81	69	202	179

Energy Distribution
Regulated	23	26	48	63
Non-regulated	(4)	(3)	(7)	(5)

	19	23	41	58

Energy Gas
Regulated	(1)	1	53	1
Non-regulated	8	1	14	1

	7	2	67	2

Corporate & Other	(39)	(13)	(42)	(19)

Total
Regulated	79	39	229	152
Non-regulated	(11)	42	39	68

	68	81	268	220

Merger and Restructuring Charges, net of tax	—	(164)	—	(165)
MCN Merger Goodwill Amortization	—	(4)	—	(4)

	$68	$(87)	$268	$51

NOTE 11 — CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by Enterprises are subject to a full and unconditional guaranty between DTE Energy and Enterprises. The following DTE Energy consolidating financial statements are presented and include separately Corporate & Other, Enterprises and all other subsidiaries. Enterprises includes MichCon and other non-regulated gas subsidiaries. The other subsidiaries include Detroit Edison and other non-regulated electric subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	—	370	1,666	(55)	1,981

Operating Expenses
Fuel, purchased power and gas	—	232	707	(32)	907
Operation and maintenance	(24)	92	559	(24)	603
Depreciation, depletion and amortization	—	31	155	—	186
Taxes other than income	—	12	74	—	86

Total Operating Expenses	(24)	367	1,495	(56)	1,782

Operating Income (Loss)	24	3	171	1	199

Interest Expense and Other
Interest expense	43	22	85	(13)	137
Preferred stock dividends of subsidiaries	—	3	3	—	6
Interest income	(8)	(3)	(7)	12	(6)
Other income	(100)	(12)	(14)	105	(21)
Other expense	(1)	5	18	(3)	19

Total Interest Expense and Other	(66)	15	85	101	135

Income (Loss) Before Income Taxes	90	(12)	86	(100)	64
Income Tax Provision (Benefit)	22	(4)	(22)	—	(4)

Net Income (Loss)	68	(8)	108	(100)	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	—	159	1,649	(18)	1,790

Operating Expenses
Fuel, purchased power and gas	—	79	839	(10)	908
Operation and maintenance	—	17	444	(8)	453
Depreciation, depletion and amortization	—	15	173	—	188
Taxes other than income	—	3	74	—	77
Merger and restructuring charges	—	79	173	—	252

Total Operating Expenses	—	193	1,703	(18)	1,878

Operating Income (Loss)	—	(34)	(54)	—	(88)

Interest Expense and Other
Interest expense	17	7	85	(5)	104
Preferred stock dividends of subsidiaries	—	2	—	—	2
Interest income	(9)	(1)	(2)	5	(7)
Other income	—	(3)	(56)	32	(27)
Other expense	74	1	32	(78)	29

Total Interest Expense and Other	82	6	59	(46)	101

Income (Loss) Before Income Taxes	(82)	(40)	(113)	46	(189)
Income Tax Provision (Benefit)	5	(14)	(93)	—	(102)

Net Income (Loss)	(87)	(26)	(20)	46	(87)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$1,159	$3,315	$(93)	$4,381

Operating Expenses
Fuel, purchased power and gas	—	762	1,411	(43)	2,130
Operation and maintenance	(49)	176	1,059	(45)	1,141
Depreciation, depletion and amortization	—	61	319	—	380
Taxes other than income	—	31	153	—	184

Total Operating Expenses	(49)	1,030	2,942	(88)	3,835

Operating Income (Loss)	49	129	373	(5)	546

Interest Expense and Other
Interest expense	82	47	168	(23)	274
Preferred stock dividends of subsidiaries	—	7	6	—	13
Interest income	(16)	(7)	(11)	23	(11)
Other income	(296)	(18)	(18)	295	(37)
Other expense	2	6	37	(3)	42

Total Interest Expense and Other	(228)	35	182	292	281

Income (Loss) Before Income Taxes	277	94	191	(297)	265
Income Tax Provision (Benefit)	9	34	(46)	—	(3)

Net Income (Loss)	$268	$60	$237	$(297)	$268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$159	$3,494	$(21)	$3,632

Operating Expenses
Fuel, purchased power and gas	—	79	1,790	(13)	1,856
Operation and maintenance	—	17	827	(8)	836
Depreciation, depletion and amortization	—	15	357	—	372
Taxes other than income	—	3	155	—	158
Merger and restructuring charges	—	79	175	—	254

Total Operating Expenses	—	193	3,304	(21)	3,476

Operating Income (Loss)	—	(34)	190	—	156

Interest Expense and Other
Interest expense	44	7	166	(22)	195
Preferred stock dividends of subsidiaries	—	2	—	—	2
Interest income	(26)	(1)	(5)	22	(10)
Other income	(138)	(3)	(42)	130	(53)
Other expense	61	1	29	(34)	57

Total Interest Expense and Other	(59)	6	148	96	191

Income (Loss) Before Income Taxes	59	(40)	42	(96)	(35)
Income Tax Provision (Benefit)	11	(14)	(80)	—	(83)

Net Income (Loss) Before Accounting Change	48	(26)	122	(96)	48
Cumulative Effect of Accounting Change	3	—	3	(3)	3

Net Income (Loss)	$51	$(26)	$125	$(99)	$51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	June 30, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
(in Millions, Except Shares)	Company	Enterprises	Subsidiaries	Reclasses	Total

ASSETS
Current Assets
Cash and cash equivalents	12	16	54	—	82
Restricted cash	—	—	152	—	152
Accounts receivable
Customer less allowance for doubtful accounts	—	231	699	—	930
Accrued unbilled revenues	—	33	178	—	211
Other	271	235	133	(341)	298
Accrued gas cost recovery revenue	—	52	—	—	52
Inventories
Fuel and gas	—	158	216	—	374
Materials and supplies	—	19	142	—	161
Assets from risk management and trading activities	—	91	412	—	503
Other	—	46	72	—	118

	283	881	2,058	(341)	2,881

Investments
Nuclear decommissioning trust funds	—	—	413		413
Other	7,161	416	642	(7,674)	545

	7,161	416	1,055	(7,674)	958

Property
Property, plant and equipment	—	3,618	13,853	(3)	17,468
Less accumulated depreciation and depletion	—	(1,994)	(5,811)		(7,805)

	—	1,624	8,042	(3)	9,663

Other Assets
Goodwill	—	2,047	37	—	2,084
Regulatory assets	—	45	1,138	—	1,183
Securitized regulatory assets	—	—	1,656	—	1,656
Assets from risk management and trading activities	—	307	35	—	342
Prepaid pension assets	—	329	109	—	438
Other	13	200	88	(2)	299

	13	2,928	3,063	(2)	6,002

Total Assets	$7,457	$5,849	$14,218	$(8,020)	$19,504

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	123	350	617	(401)	689
Accrued interest	16	22	91	(2)	127
Dividends payable	86	1	76	(74)	89
Accrued payroll	—	7	97	—	104
Short-term borrowings	293	737	509	(1,024)	515
Income taxes	76	(86)	25	—	15
Current portion long-term debt, including capital leases	—	184	444	—	628
Liabilities from risk management and trading activities	—	162	397	—	559
Other	3	145	228	—	376

	597	1,522	2,484	(1,501)	3,102

Other Liabilities
Deferred income taxes	(260)	(227)	1,907	—	1,420
Regulatory liabilities	—	143	37	—	180
Unamortized investment tax credit	—	23	152	—	175
Liabilities from risk management and trading activities	—	506	43	—	549
Liabilities from transportation and storage contracts	—	355	—	—	355
Nuclear decommissioning	—	—	413	—	413
Other	(86)	172	656	(196)	546

	(346)	972	3,208	(196)	3,638

Long-Term Debt
Mortgage bonds, notes and other	2,326	816	2,751	(186)	5,707
Securitization bonds	—	—	1,625	—	1,625
Equity linked debt securities	—	—	194	—	194
Capital lease obligations	—	2	85	—	87

	2,326	818	4,655	(186)	7,613

Obligated Mandatorily Redeemable Preferred Securities Of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	97	174	—	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,466,850 shares issued and outstanding	3,050	2,708	2,640	(5,348)	3,050
Retained earnings	1,941	(266)	1,031	(765)	1,941
Accumulated other comprehensive loss	(111)	(2)	26	(24)	(111)

	4,880	2,440	3,697	(6,137)	4,880

Total Liabilities and Shareholders’ Equity	$7,457	$5,849	$14,218	$(8,020)	$19,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions, Except Shares)
ASSETS
Current Assets
Cash and cash equivalents	8	9	251	—	268
Restricted cash	—	—	157	—	157
Accounts receivable
Customer less allowance for doubtful accounts	—	246	605	—	851
Accrued unbilled revenues	—	112	130	—	242
Other	358	184	413	(696)	259
Accrued gas cost recovery revenues	—	14	—	—	14
Inventories
Fuel and gas	—	143	200	—	343
Materials and supplies	—	21	141	—	162
Assets from risk management and trading activities	—	133	271	(4)	400
Deferred income taxes	—	47	—	—	47
Other	—	61	36	—	97

	366	970	2,204	(700)	2,840

Investments
Nuclear decommissioning trust funds	—	—	417	—	417
Other	6,466	362	442	(6,655)	615

	6,466	362	859	(6,655)	1,032

Property
Property, plant and equipment	—	3,590	13,480	(3)	17,067
Less accumulated depreciation and depletion	—	(1,934)	(5,590)	—	(7,524)

	—	1,656	7,890	(3)	9,543

Other Assets
Goodwill	—	1,968	35	—	2,003
Regulatory assets	—	48	1,142	—	1,190
Securitized regulatory assets	—	—	1,692	—	1,692
Assets from risk management and trading activities	—	139	10	—	149
Prepaid pension assets	—	473	—	—	473
Other	11	209	191	(105)	306

	11	2,837	3,070	(105)	5,813

Total Assets	$6,843	$5,825	$14,023	$(7,463)	$19,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	266	365	797	(731)	697
Accrued interest	11	22	85	—	118
Dividends payable	83	1	74	(74)	84
Accrued payroll	—	9	99	—	108
Short-term borrowings	425	667	286	(697)	681
Income taxes	(1)	(69)	124	—	54
Current portion long-term debt, including capital leases	—	211	305	—	516
Liabilities from risk management and trading activities	—	134	291	—	425
Other	1	150	348	(4)	495

	785	1,490	2,409	(1,506)	3,178

Other Liabilities
Deferred income taxes	(208)	(224)	1,910	—	1,478
Regulatory liabilities	—	144	43	—	187
Unamortized investment tax credit	—	24	156	—	180
Liabilities from risk management and trading activities	—	302	11	—	313
Liabilities from transportation and storage contracts	—	373	—	—	373
Nuclear decommissioning	—	—	417	—	417
Other	(70)	186	582	(113)	585

	(278)	805	3,119	(113)	3,533

Long-Term Debt
Mortgage bonds, notes and other	1,747	1,000	3,145	—	5,892
Securitization bonds	—	—	1,673	—	1,673
Capital lease obligations	—	2	87	—	89

	1,747	1,002	4,905	—	7,654

Enterprises-Obligated Mandatorily Redeemable Preferred Securities Of Subsidiaries Holding Solely Debentures of Enterprises	—	274	—	—	274

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 161,133,959 shares issued and outstanding	2,811	2,534	2,620	(5,154)	2,811
Retained earnings	1,846	(282)	994	(712)	1,846
Accumulated other comprehensive loss	(68)	2	(24)	22	(68)

	4,589	2,254	3,590	(5,844)	4,589

Total Liabilities and Shareholders’ Equity	$6,843	$5,825	$14,023	$(7,463)	$19,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$(340)	$375	$153	$184	$372

Investing Activities
Plant and equipment expenditures regulated	—	(30)	(315)	—	(345)
Plant and equipment expenditures non-regulated	—	(13)	(97)	—	(110)
Proceeds from sale of assets	—	9	—	—	9
Investment in subsidiary	(180)	—	—	180	—
Other investments	—	(10)	(75)	—	(85)

Net cash from (used for) investing activities	(180)	(44)	(487)	180	(531)

Financing Activities
Issuance of long-term debt, net	558	—	17	(186)	389
Issuance of preferred securities	—	—	180	—	180
Redemption of preferred securities	—	(180)	—	—	(180)
Redemption of long-term debt	—	(211)	(128)	—	(339)
Short-term borrowings, net	(132)	70	222	(326)	(166)
Capital lease obligations	—	(1)	(6)	—	(7)
Issuance of common stock, net	265	—	—	—	265
Repurchase of common stock	(1)	—	—	—	(1)
Dividends on preferred securities	—	(2)	—	—	(2)
Dividends on common stock	(166)	—	(148)	148	(166)

Net cash from (used for) financing activities	524	(324)	137	(364)	(27)

Net Increase (Decrease) in Cash and Cash Equivalents	4	7	(197)	—	(186)
Cash and Cash Equivalents, Beginning of Period	8	9	251	—	268

Cash and Cash Equivalents, End of Period	$12	$16	$54	$—	$82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2001

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$(60)	$(137)	$738	$(150)	$391

Investing Activities
Plant and equipment expenditures regulated	—	(1)	(291)	—	(292)
Plant and equipment expenditures non-regulated	—	(1)	(223)	—	(224)
Acquisition of MCN, net of cash acquired	(1,212)	—	—	—	(1,212)
Proceeds from sale of assets	—	—	53	—	53
Proceeds from common stock redeemed by subsidiary	848	—	—	(848)	—
Other investments	—	37	(117)	—	(80)

Net cash from (used for) investing activities	(364)	35	(578)	(848)	(1,755)

Financing Activities
Issuance of long-term debt, net	1,347	—	1,750	—	3,097
Redemption of long-term debt	—	(1)	(657)	—	(658)
Short-term borrowings, net	(258)	122	(232)	—	(368)
Capital lease obligations	—	—	(11)	—	(11)
Repurchase of common stock	(271)	—	(848)	848	(271)
Dividends on common stock	(147)	—	(159)	159	(147)

Net cash from (used for) financing activities	671	121	(157)	1,007	1,642

Net Increase (Decrease) in Cash and Cash Equivalents	247	19	3	9	278
Cash and Cash Equivalents, Beginning of Period	14	9	50	(9)	64

Cash and Cash Equivalents, End of Period	$261	$28	$53	$—	$342

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company:

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of June 30, 2002, and the related condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of DTE Energy Company’s management.

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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
July 30, 2002

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of the holders of Common Stock of the Company was held on April 24, 2002. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b)	There was no solicitation in opposition to the Board of Directors’ nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

The terms of the previously elected nine directors listed below continue until the annual meeting dates shown after each name:

Alfred R. Glancy III	April, 2003
John E. Lobbia	April, 2003
Eugene A. Miller	April, 2003
Charles W. Pryor, Jr.	April, 2003
Terence E. Adderley	April, 2004
Anthony F. Earley, Jr.	April, 2004
Allan D. Gilmour	April, 2004
Frank M. Hennessey	April, 2004
Theodore S. Leipprandt	April, 2004

(c)	At the annual meeting of the holders of Common Stock of the Company held on April 24, 2002, the following three directors were elected to serve until the annual meeting in the Year 2005 with the votes shown:

		Total Vote
	Total Vote	Withheld
	For Each	from Each
	Director	Director

Lillian Bauder	126,297,319	3,078,897
David Bing	126,092,362	3,283,854
Howard F. Sims	126,866,796	2,509,422

Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year 2002 with the votes shown:

For	Against	Abstain

124,518,557	3,444,686	1,412,985

There were no Shareholder proposals.

(d)	Not applicable.

OTHER INFORMATION

Effective June 25, 2002, Bruce D. Peterson was elected Senior Vice President and General Counsel. Prior to joining DTE Energy he was a partner in the law firm of Hunton and Williams of Washington, D.C. for 15 years.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

4-231	Pledge Agreement, dated as of June 25, 2002, between DTE and the Bank of New York.

4-232	Purchase Contract Agreement, dated as of June 25, 2002 between DTE and the Bank of New York.

4-233	Supplemental Indenture, dated as of June 25, 2002, between DTE and the Bank of New York.

10-44	Supplemental Savings Plan.

10-45	Executive Deferred Compensation Plan.

10-46	Supplemental Retirement Plan.

10-47	Executive Life Insurance Plan.

10-48	Employment contract of Bruce D. Peterson.

15-10	Awareness Letter of Deloitte & Touche LLP.

99-3	Chief Executive Officer Certification of Periodic Report.

99-4	Chief Financial Officer Certification of Periodic Report.

(b) Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date: August 14, 2002	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

DTE Energy Company
Quarterly Report on Form 10-Q for Quarter Ended June 30, 2002
File No. 1-11607

Exhibit Index

Exhibit
Number	Description

4-231	Pledge Agreement, dated as of June 25, 2002, between DTE and the Bank of New York

4-232	Purchase Contract Agreement, dated as of June 25, 2002 between DTE and the Bank of New York

4-233	Supplemental Indenture, dated as of June 25, 2002, between DTE and the Bank of New York

10-44	Supplemental Savings Plan
10-45	Executive Deferred Compensation Plan
10-46	Supplemental Retirement Plan
10-47	Executive Life Insurance Plan
10-48	Employment Agreement of Mr. Bruce D. Peterson
15-10	Awareness Letter of Deloitte & Touche LLP

99-3	Chief Executive Officer Certification of Periodic Report
99-4	Chief Financial Officer Certification of Periodic Report