Form 10-Q
period 2002-09-30
DTE ENERGY CO
filed 2002-11-15
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Yes  X   No

At September 30, 2002, 167,461,430 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DEFINITIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Statement of Financial Position
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Independent Accountants’ Report
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Awareness Letter of Deloitte & Touche LLP
364-Day Credit Agreement
Three-Year Credit Agreement
Chief Executive Officer Certification
Chief Financial Officer Certification

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2002

		Page

Definitions		3

Part I — Financial Information

Item 1. Financial Statements

	Consolidated Statement of Operations	17

	Consolidated Statement of Financial Position	18

	Consolidated Statement of Cash Flows	20

	Consolidated Statement of Changes in Shareholders’ Equity	21

	Notes to Consolidated Financial Statements	22

	Independent Accountants’ Report	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk		15

Item 4. Controls and Procedures		16

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K		44

Signature		45

Certifications		46

DEFINITIONS

Company	DTE Energy Company and Subsidiary Companies

Customer Choice	The choice programs are statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and Subsidiary Companies

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002 that permits MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (a wholly owned subsidiary of DTE Energy Company)

KWh	Kilowatthour

MCN Energy	MCN Energy Group Inc.

MichCon	Michigan Consolidated Gas Company

MPSC	Michigan Public Service Commission

MW	Megawatt

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

SEC	Securities and Exchange Commission

Securitization	A mechanism used by Detroit Edison to refinance specific stranded costs at lower interest rates through the sale of rate reduction bonds.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment, but some of which may not be recoverable if customers switch to alternative suppliers of electricity.

DTE Energy Company
Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information presented herein includes forward-looking statements. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, interest rates, the use of derivative instruments and their related accounting treatment, access to the capital markets and capital market conditions, the level of borrowings, the effects of weather and other natural phenomena on operations, actual sales, the capital intensive nature of our business, economic climate and growth in the geographic areas in which the Company does business, the timing and extent of changes in commodity prices for electricity and gas, unscheduled generation outages, maintenance or repairs, conditions of capital markets including the effect on our pension plan investments, nuclear power plant performance, the nature, availability and projected profitability of potential projects and other investments available to us, changes in the cost of fuel and purchased power due to the suspension of the power supply cost recovery mechanism, the effects of increased competition from other energy suppliers and the implementation of electric and gas Customer Choice programs, as well as alternative forms of energy, the implementation of electric utility restructuring in Michigan (which involves pending regulatory and related judicial proceedings and actual and possible reductions in authorized rates and earnings), the effects of changes in governmental policies including income taxes, environmental compliance and nuclear requirements and the ability to recover these costs through rate increases, the impact of FERC and MPSC proceedings and existing and proposed regulations, the contributions to earnings by our non-regulated businesses, changes in the cost of natural gas, the effects of new accounting pronouncements and the timing of the accretive effects of DTE Energy’s merger with MCN Energy.

RESULTS OF OPERATIONS

DTE Energy reported earnings of $161 million or $.96 per diluted share for the 2002 third quarter, compared to earnings of $63 million or $.38 per diluted share for the 2001 third quarter. For the 2002 nine-month period, net income was $429 million or $2.62 per diluted share, compared to $114 million or $.76 per diluted share for the same period in 2001. The comparability of earnings was affected by merger and restructuring charges and goodwill amortization associated with the MCN Energy merger that reduced after-tax earnings for the 2001 third quarter by $21 million or $.13 per diluted share and the 2001 nine-month period by $190 million or $1.26 per diluted share. Excluding merger and restructuring charges and goodwill amortization, earnings increased $77 million and $125 million in the 2002 third quarter and nine-month period, respectively, compared to the corresponding 2001 periods. The significant improvements reflect increased contributions from both the regulated and non-regulated businesses and a favorable adjustment in the effective income tax rate. The issuance of 29 million shares of DTE Energy common stock in conjunction with the May 2001 MCN Energy merger, net of 10.5 million shares repurchased in 2001, and the issuance of 6.325 million shares in June 2002 also impacted the earnings per share comparison.

New reporting alignment — Beginning in 2002, DTE Energy realigned its internal and external financial reporting structure into three strategic business units (Energy Resources, Energy Distribution and Energy Gas). Each business unit has regulated and non-regulated operations. Based on this structure, management sets strategic goals, allocates resources and evaluates performance. The realignment resulted in the following nine reportable segments:

Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

The following tables and related discussion depict the operations of each of these segments.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Net Income (Loss)
Energy Resources
Regulated	$38	$30	$150	$120

Non-regulated
Energy Services	45	29	107	92
Wholesale Marketing & Trading	(1)	(5)	12	21
Other	1	3	—	4

Total Non-regulated	45	27	119	117

	83	57	269	237

Energy Distribution
Regulated	87	73	151	135
Non-regulated	(4)	(3)	(11)	(8)

	83	70	140	127

Energy Gas
Regulated	(23)	(23)	30	(23)
Non-regulated	6	6	20	8

	(17)	(17)	50	(15)

Corporate & Other	12	(26)	(30)	(45)

Total
Regulated	102	80	331	232
Non-regulated	59	4	98	72

	161	84	429	304

Merger and Restructuring Charges	—	(8)	—	(173)
MCN Merger Goodwill Amortization	—	(13)	—	(17)

	$161	$63	$429	$114

Management’s Discussion and Analysis

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Diluted Earnings (Loss) Per Share (1)
Energy Resources
Regulated	$.23	$.17	$.92	$.79

Non-regulated
Energy Services	.27	.18	.65	.61
Wholesale Marketing & Trading	—	(.03)	.07	.14
Other	—	.02	—	.03

Total Non-regulated	.27	.17	.72	.78

	.50	.34	1.64	1.57

Energy Distribution
Regulated	.52	.45	.92	.90
Non-regulated	(.03)	(.02)	(.07)	(.05)

	.49	.43	.85	.85

Energy Gas
Regulated	(.14)	(.14)	.18	(.15)
Non-regulated	.04	.04	.13	.05

	(.10)	(.10)	.31	(.10)

Corporate & Other	.07	(.16)	(.18)	(.30)

Total
Regulated	.61	.48	2.02	1.54
Non-regulated	.35	.03	.60	.48

	.96	.51	2.62	2.02

Merger and Restructuring Charges	—	(.05)	—	(1.15)
MCN Merger Goodwill Amortization	—	(.08)	—	(.11)

	$.96	$.38	$2.62	$.76

(1)	Based on average shares outstanding during the periods.

Energy Resources

Regulated earnings increased $8 million and $30 million during the 2002 third quarter and nine-month period, respectively, reflecting higher gross margins due to lower purchased power costs. The lower purchased power costs reflect favorable energy market prices in 2002. Mark to market accounting for forward and option contracts in 2001 impacted revenues and purchased power, resulting in a favorable impact on margins of $36 million in the 2001 third quarter, and an unfavorable impact on margins of $9 million in the 2001 nine-month period. Margins were also impacted by higher revenues due to greater cooling demand in the 2002 third quarter and the loss of revenues resulting from customers switching to alternative electric suppliers under the electric Customer Choice program. Revenues for the 2002 nine-month period also were reduced due to the impact of a 5% legislatively mandated, securitization based, rate reduction for commercial and industrial customers that began in April 2001. The higher gross

Management’s Discussion and Analysis

margins were partially offset by increased employee benefit costs and higher operations and maintenance expenses due to planned and unplanned reliability and maintenance work done to improve the production and availability of the generation fleet. Depreciation and amortization expense decreased in the nine-month period reflecting the extension of the amortization period from seven years to 15 years for certain regulatory assets that were securitized in 2001.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001
(in Millions)
Operating revenues	$784	$766	$2,052	$2,172
Less: Fuel and purchased power	365	397	780	974

Gross margin	$419	$369	$1,272	$1,198

Net income	$38	$30	$150	$120

System output and average fuel and purchased power costs were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	11,183	11,021	29,813	30,639
Nuclear	2,384	2,406	7,008	7,135
Purchased power	3,439	2,092	7,257	5,360

System output	17,006	15,519	44,078	43,134

Average unit cost ($/MWh)
Generation (1)	$12.98	$12.60	$12.62	$12.34

Purchased power (2)	$52.96	$148.08	$43.24	$92.84

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Non-regulated earnings increased $18 million and $2 million for the 2002 third quarter and nine-month period, respectively, reflecting increased contributions from the Energy Services segment. The increase in Energy Services’ earnings is primarily attributable to greater synfuel production. Partially offsetting the improvement in the 2002 nine-month period were reduced contributions from the Wholesale Marketing & Trading segment. See Note 10 for a discussion regarding the reclassification of revenues and fuel, purchased power and gas expenses.

Outlook — Electric restructuring will continue to result in increased competition in the electric generation business. Effective January 1, 2002, the electric Customer Choice program in Michigan was expanded to allow all electric customers to choose to purchase their electricity from suppliers other than their local utility. Detroit Edison expects to lose between 5% to 8% of retail sales in 2002 and between 10% to 15% of such sales in 2003 as a result of customers choosing to participate in the electric Customer Choice program. To the extent Detroit Edison experiences net stranded costs as a result of customers switching

Management’s Discussion and Analysis

to an alternative electric supplier, Michigan law allows the recovery of all amounts of such net stranded costs. Detroit Edison disagreed with the MPSC initial methodology for determining and recovering net stranded costs and has asked for rehearing, clarification and modification of the December 2001 order. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification on certain aspects of the order. In June 2002, Detroit Edison filed a claim of appeal of the December 2001 MPSC order with the Michigan Court of Appeals.

In May 2002, Detroit Edison filed a new net stranded cost case with the MPSC that seeks to refine the methodology approved by the MPSC in December 2001 and calculates actual net stranded costs for 2000 and 2001. The MPSC Staff and interveners submitted their net stranded cost filings in November 2002. Detroit Edison expects to record 2002 net stranded costs as a regulatory asset with the offsetting entry reducing expense in the fourth quarter of 2002. See Note 4.

Energy Distribution

Regulated earnings increased $14 million and $16 million during the 2002 third quarter and nine-month period, respectively, due primarily to higher operating revenues which were partially offset by increased operation and maintenance expenses. Operating revenues increased due primarily to higher residential sales attributable to greater cooling demand. The increased operation and maintenance expenses are attributable to heat-related maintenance expenses due to prolonged periods of above normal temperatures and the related stress placed on the distribution system, higher employee benefit costs, and expenses associated with restoring power to customers who lost service during two storms in the 2002 nine-month period.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$425	$358	$1,055	$968

Net income	$87	$73	$151	$135

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Electric Sales and Deliveries
(in Thousands of MWh)
Electric Sales
Residential	5,131	4,415	12,377	11,321
Commercial	5,076	5,115	14,135	14,370
Industrial	3,472	3,641	10,342	10,964
Wholesale	578	506	1,670	1,623
Other	100	90	298	277

	14,357	13,767	38,822	38,555
Electric Choice (delivery only)	935	322	2,577	894

Total Electric Sales and Deliveries	15,292	14,089	41,399	39,449

Management’s Discussion and Analysis

Non-regulated results declined $1 million and $3 million during the 2002 third quarter and nine-month period, respectively, due primarily to expenses associated with the establishment of new sales offices in the distributed generation business.

Outlook — Regulated electric system deliveries are expected to continue to increase for the remainder of 2002 and into 2003 due to the economic recovery. Operating results will vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. As a result of the continued restructuring of the electric industry, DTE Energy is in negotiations to sell ITC and expects to reach an agreement in the fourth quarter of 2002. The sale is expected to close in the first quarter of 2003.

Energy Gas

Regulated had a loss of $23 million for both the 2002 and 2001 third quarters, and had income of $30 million for the 2002 nine-month period compared to losses of $23 million in the comparable 2001 period. Due to the seasonal nature of the gas utility business, MichCon typically records third quarter losses. The significant improvement in the 2002 nine-month period reflects the operations of MichCon that were acquired in conjunction with the MCN Energy merger in May 2001. Accordingly, the 2001 nine-month period only includes MichCon’s operations for four months.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating revenues	$122	$125	$963	$169
Less: Cost of gas	34	57	545	86

Gross margin	$88	$68	$418	$83

Net income (loss)	$(23)	$(23)	$30	$(23)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Effect of Weather on Gas Markets and Earnings
Percentage Colder (Warmer) Than Normal	N/M	N/M	(11.1)%	12.4%
Increase (Decrease) From Normal in:
Gas markets (in Bcf)	(1.8)	.6	(15.6)	.7
Net income (in Millions)	$(1.5)	$.5	$(13.7)	$.6

N/M — Not meaningful

Non-regulated earnings were $6 million for both the 2002 and 2001 third quarter, and $20 million for the 2002 nine-month period compared to earnings of $8 million for the comparable 2001 periods. The results reflect the operations of the gas exploration and production business, and pipeline and processing activities. The non-regulated operations were also acquired in conjunction with the MCN Energy merger in May 2001, and were part of DTE Energy’s operations for only four months in the 2001 nine-month period.

Management’s Discussion and Analysis

Outlook — In December 2001, the MPSC issued an order that continues the gas Customer Choice program on a permanent and expanding basis. Beginning April 1, 2002, up to 40% of customers can elect to purchase gas from suppliers other than MichCon. Beginning in April 2003, up to 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of September 2002, approximately 187,000 customers are participating in the gas Customer Choice program. Since MichCon continues to transport and deliver the gas to the participating customers’ premises at prices comparable to margins earned on gas sales, customers switching to other suppliers have little impact on MichCon’s earnings.

Weather is the most significant factor that will effect Energy Gas’ sales.

Corporate & Other

Corporate & Other had income of $12 million and a loss of $30 million in the 2002 third quarter and nine-month period, respectively, compared to a loss of $26 million and $45 million in the comparable 2001 periods. The changes were due primarily to a favorable adjustment in the effective income tax rate. The income tax provisions of the segments are determined on a standalone basis. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year 2002 effective rate.

CAPITAL RESOURCES AND LIQUIDITY

	Nine Months
	September 30

	2002	2001

Cash and Cash Equivalents
(in Millions)
Cash Flow From (Used For)
Operating activities:
Net income, depreciation, depletion and amortization	$1,019	$713
Merger and restructuring charges	—	223
Working capital and other	(503)	(508)

	516	428
Investing activities (1)	(656)	(2,080)
Financing activities (2)	(16)	1,693

Net Increase (Decrease) in Cash and Cash Equivalents	$(156)	$41

(1)	Includes acquisition of MCN Energy in 2001.

(2)	Includes $1.75 billion of securitization bonds issued in 2001.

Operating Activities

Net cash from operating activities increased $88 million during the 2002 nine-month period as compared to the same 2001 period. The increase reflects an $83 million improvement in net income, after adjusting for non-cash items (depreciation, depletion and amortization, and merger and restructuring charges), and a $5 million improvement in working capital and other requirements. The working capital requirements reflect a significant decline in accounts payable balances in 2001, to more normalized levels, offset by an increase in gas inventories, electric customer account receivable balances and taxes paid. Gas inventories reflect the seasonal requirements in the latter half of the year of the gas business where cash is used to finance

Management’s Discussion and Analysis

increases in gas storage balances. Electric receivables reflect the seasonality of the electric utility industry where receivable balances were driven higher by the hot 2002 third quarter weather. Additionally, cash flow was negatively impacted by the under-recovery of gas costs totaling $18 million, as part of the GCR mechanism implemented in January 2002, where MichCon is allowed to recover its prudently incurred gas costs. Any remaining balance at year-end will be trued-up as part of 2002’s GCR reconciliation process.

Investing Activities

Net cash used for investing activities decreased $1.42 billion during the 2002 nine-month period as compared to the same 2001 period. The decrease is primarily due to the acquisition of MCN Energy in the 2001 nine-month period and a decrease in regulated and non-regulated plant and equipment expenditures.

Financing Activities

Net cash from financing activities decreased $1.71 billion during the 2002 nine-month period as compared to the same 2001 period. The decrease is primarily due to the issuance of $1.75 billion of securitization bonds in March 2001 and the issuance of $1.35 billion of long-term debt to finance the cash consideration portion of the acquisition of MCN Energy.

In April 2002, DTE Energy issued $200 million of 6.65% senior notes due 2009. The proceeds were used to retire MCN Energy Enterprises Remarketed Securities that had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

In June 2002, DTE Energy issued 6.9 million equity security units at $25 per unit. An equity security unit consists of a stock purchase contract and a senior note of DTE Energy. DTE Energy used the net proceeds of $166.9 million from this issuance for general corporate purposes, including the repayment of short-term borrowings.

In June 2002, DTE Energy also issued 6.325 million shares of common stock at $43.25 per share, grossing $273.6 million. Net proceeds from the common stock offering were $265 million and are recorded in the accompanying consolidated statement of shareholders’ equity.

In October 2002, DTE Energy, Detroit Edison and MichCon entered into separate revolving credit facilities with a syndicate of banks totaling $1.2 billion. See Note 7.

Also in October 2002, Detroit Edison issued $450 million of senior notes collateralized by its General and Refunding Mortgage Bonds.

Outlook — DTE Energy, Detroit Edison and MichCon have effective shelf registrations with the SEC that allow for the issuance of up to a combined amount of $1.9 billion of debt and equity securities.

Detroit Edison expects to refinance approximately $90 million and issue approximately $40 million of tax exempt revenue bonds in the fourth quarter of 2002.

DTE Energy expects capital investments and expenditures in 2002 totaling approximately $950 million to $1 billion, of which approximately $200 million will be in the non-regulated businesses and the remaining balance will be in the regulated electric and gas operations.

The proposed level of investments in future years is expected to be financed primarily with internally generated funds, including proceeds received from the sale of non-strategic assets. DTE Energy will continue to evaluate its portfolio of assets and investments. The Company will evaluate divesting of assets and investments that do not meet certain return criteria or are not consistent with its strategic direction to maximize shareholder value.

Management’s Discussion and Analysis

The Company’s capitalization objective is to maintain its credit ratings through a strong balance sheet. It is management’s opinion that DTE Energy and its subsidiaries will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

PENSION AND POSTRETIREMENT COSTS

The Company’s costs of providing pension and postretirement benefits are dependent upon a number of factors, such as the rates of return on plan assets, the discount rate and the rate of increase in health care costs. The market value of plan assets has been affected by sharp declines in the equity market since 2000. As a result, at December 31, 2002, the Company could be required to recognize an additional minimum pension liability as prescribed by SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 132 “Employers’ Disclosures about Pensions and Postretirement Benefits.” The offset to any liability would be recorded as a reduction in shareholders’ equity, net of tax, or as a regulatory asset. The additional minimum pension liability and related accounting entries would be reversed on the balance sheet in future periods if the fair value of plan assets exceeds the accumulated pension benefit obligations. The additional minimum pension liability recorded, if any, will depend upon actual asset returns and interest rates in 2002, but could exceed $500 million pre-tax ($325 million after tax). The recording of any minimum pension liability would not affect net income or cash flow in 2002. Pension and postretirement costs and pension cash funding requirements could increase in future years without a substantial recovery in the equity markets. It is estimated that the increase in 2003 pension and postretirement costs could range from $90 million-$140 million, pretax, depending on actual plan asset returns, the discount rate and other actuarial assumptions that will not be determined until December 31, 2002. The Company will initiate cost saving strategies to significantly offset the earnings impact of higher pension and postretirement costs.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and new air quality standards relating to ozone and particulate air pollution will impact the Company. Detroit Edison has spent approximately $409 million through September 2002 and estimates that it will incur an additional $400 to $450 million of future capital expenditures over the next five years to comply.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued new accounting pronouncements concerning business combinations, goodwill and other intangible assets, asset retirement obligations, impairment or disposal of long-lived assets and energy trading contracts. See Note 10 for a discussion of the Company’s evaluation of the adoption of these new accounting pronouncements.

Management’s Discussion and Analysis

FAIR VALUE OF CONTRACTS

The following table reflects the maturity and sources of the net fair value gain (loss) of contracts at September 30, 2002:

	Maturity	Maturity	Maturity	Maturity	Total
	Less Than	1-3	4-5	Exceeding	Fair
	1 Year	Years	Years	5 Years	Value

(in Millions)
Trading Activities
Prices From:
Quotes	$(16)	$–	$(2)	$5	$(13)
External sources	3	3	3	1	10

	$(13)	$3	$1	$6	(3)

Risk Management Activities					(252)

Total Assets & Liabilities from Risk Management and Trading Activities
					$(255)

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

A reconciliation of the Company’s estimated net fair value of trading contracts follows:

(in Millions)
Fair value at January 1, 2002	$59
Less: contracts realized during 2002	(65)
Other changes in fair value	3

Fair value at September 30, 2002	$(3)

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

The Company is also exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To manage this risk, the Company uses natural gas futures, options, forwards and swap agreements.

The Company performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at September 30, 2002. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would decrease $2.1 million and increase $2.1 million, respectively.

Trading Activities

Wholesale Marketing & Trading trades electricity, gas and related fuels, in addition to providing price risk management services using energy commodity derivatives. Wholesale Marketing & Trading performed a sensitivity analysis to calculate the impact of changes in fair values utilizing applicable forward commodity rates in effect at September 30, 2002. The Company estimates that if commodity prices were 10% higher or lower, the net fair value of commodity contracts would decrease $11.2 million and increase $14.1 million, respectively. See Note 10 for information regarding changes in accounting for energy trading activities.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a — 14(c) and 15d — 14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the evaluation date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b) Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date referenced in paragraph (a) above.

DTE Energy Company
Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions, Except per Share Amounts)
Operating Revenues	$1,649	$1,597	$5,065	$4,078

Operating Expenses
Fuel, purchased power and gas	484	601	1,664	1,305
Operation and maintenance	578	471	1,705	1,308
Depreciation, depletion and amortization	210	227	590	599
Taxes other than income	91	74	275	232
Merger and restructuring charges	—	12	—	266

Total Operating Expenses	1,363	1,385	4,234	3,710

Operating Income	286	212	831	368

Interest Expense and Other
Interest expense	136	135	410	330
Preferred stock dividends of subsidiaries	6	6	19	8
Interest income	(8)	(7)	(20)	(17)
Other income	(4)	5	(22)	(39)
Other expenses	8	14	31	62

Total Interest Expense and Other	138	153	418	344

Income Before Income Taxes	148	59	413	24
Income Tax Benefit	(13)	(4)	(16)	(87)

Income Before Accounting Change	161	63	429	111
Cumulative Effect of Accounting Change	—	—	—	3

Net Income	$161	$63	$429	$114

Basic Earnings per Common Share
Before accounting change	$.96	$.38	$2.63	$.74
Cumulative effect of accounting change	—	—	—	.02

Total	$.96	$.38	$2.63	$.76

Diluted Earnings per Common Share
Before accounting change	$.96	$.38	$2.62	$.74
Cumulative effect of accounting change	—	—	—	.02

Total	$.96	$.38	$2.62	$.76

Average Common Shares
Basic	167	164	163	150
Diluted	168	165	164	151
Dividends Declared per Common Share	$.515	$.515	$1.545	$1.545

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	(Unaudited)
	September 30	December 31
	2002	2001
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$112	$268
Restricted cash	123	157
Accounts receivable
Customer (less allowance for doubtful accounts of $64 and $57, respectively)	774	745
Accrued unbilled revenues	202	242
Other	319	261
Inventories
Fuel and gas	533	345
Materials and supplies	164	160
Assets from risk management and trading activities	316	191
Other	169	162

	2,712	2,531

Investments
Nuclear decommissioning trust funds	396	417
Other	506	625

	902	1,042

Property
Property, plant and equipment	17,667	17,073
Less accumulated depreciation and depletion	(7,945)	(7,524)

	9,722	9,549

Other Assets
Goodwill	2,078	2,003
Regulatory assets	1,182	1,189
Securitized regulatory assets	1,636	1,692
Assets from risk management and trading activities	274	150
Prepaid pension assets	442	473
Other	285	304

	5,897	5,811

Total Assets	$19,233	$18,933

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	(Unaudited)
	September 30	December 31
	2002	2001

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$573	$581
Accrued interest	110	117
Dividends payable	90	84
Accrued payroll	99	108
Short-term borrowings	789	681
Current portion of long-term debt, including capital leases	499	503
Liabilities from risk management and trading activities	407	216
Other	441	576

	3,008	2,866

Other Liabilities
Deferred income taxes	1,320	1,486
Regulatory liabilities	259	271
Unamortized investment tax credit	172	180
Liabilities from risk management and trading activities	438	310
Liabilities from transportation and storage contracts	344	373
Nuclear decommissioning	389	412
Other	480	505

	3,402	3,537

Long-Term Debt
Mortgage bonds, notes and other	5,704	5,905
Securitization bonds	1,585	1,673
Equity-linked debt securities	193	—
Capital lease obligations	85	89

	7,567	7,667

Contingencies (Note 9)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	271	274

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,461,430 and 161,133,959 shares issued and outstanding, respectively	3,053	2,811
Retained earnings	2,013	1,846
Accumulated other comprehensive loss	(81)	(68)

	4,985	4,589

Total Liabilities and Shareholders’ Equity	$19,233	$18,933

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30

	2002	2001

(in Millions)
Operating Activities
Net Income	$429	$114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	590	582
Goodwill amortization	—	17
Merger and restructuring charges	—	223
Deferred income taxes	(143)	(212)
Changes in current assets and liabilities:
Accounts receivable, net	(69)	99
Accrued unbilled receivables	40	55
Accrued gas cost recovery revenue	(18)	—
Inventories	(192)	(89)
Accounts payable	(8)	(286)
Income taxes payable	(55)	(9)
General taxes	(56)	(38)
Risk management activities	66	(92)
Other	(68)	64

Net cash from operating activities	516	428

Investing Activities
Plant and equipment expenditures — regulated	(500)	(537)
Plant and equipment expenditures — non-regulated	(150)	(288)
Proceeds from sale of assets	8	187
Acquisition of MCN, net of cash acquired	—	(1,212)
Restricted cash for debt redemptions	34	(114)
Other investments	(48)	(116)

Net cash used for investing activities	(656)	(2,080)

Financing Activities
Issuance of long-term debt, net	388	3,464
Redemption of long-term debt	(512)	(963)
Issuance of preferred securities	180	—
Redemption of preferred securities	(180)	—
Short-term borrowings, net	107	(202)
Capital lease obligations	(8)	(16)
Issuance of common stock, net	265	—
Repurchase of common stock	(4)	(358)
Dividends on common stock	(252)	(232)

Net cash (used for) from financing activities	(16)	1,693

Net Increase (Decrease) in Cash and Cash Equivalents	(156)	41
Cash and Cash Equivalents at Beginning of the Period	268	64

Cash and Cash Equivalents at End of the Period	$112	105

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$418	$273
Income taxes paid	134	45
Non-cash Financing Activities
Issuance of equity linked debt securities	$21	$—
Issuance of common stock for acquisition of MCN Energy	—	1,060

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

(Dollars in Millions, Shares in Thousands)
Balance, January 1, 2002	161,134	$2,811	$1,846	$(68)	$4,589

Net income	—	—	429	—	429
Issuance of common shares	6,325	265	—	—	265
Issuance of restricted common shares	100	5	—	—	5
Dividends declared on common stock	—	—	(255)	—	(255)
Repurchase and retirement of common stock	(98)	(1)	(2)	—	(3)
Issuance of equity-linked debt securities	—	(26)	—	—	(26)
Other	—	(1)	(5)	—	(6)
Net change in unrealized losses on derivatives, net of tax	—	—	—	(13)	(13)

Balance, September 30, 2002	167,461	$3,053	$2,013	$(81)	$4,985

     The following table displays comprehensive income (loss) for the nine-month periods in 2002 and 2001:

	2002	2001

(in Millions)
Net income	$429	$114

Other comprehensive loss, net of tax:
Net unrealized losses on derivatives:
Cumulative effect of a change in accounting principle, net of taxes of $24	—	(42)
Losses arising during the period, net of taxes of $23 and $29, respectively	(42)	(53)
Amounts reclassified to earnings, net of taxes of $16 and $14, respectively	30	26

	(12)	(69)
Net change in unrealized gain on investments, net of taxes of $1	—	1
Foreign currency translation loss, net of taxes of $1	(1)	—

	(13)	(68)

Comprehensive income	$416	$46

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2001 Annual Report to the Securities and Exchange Commission on Form 10-K.

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

NOTE 3 — MERGER AND RESTRUCTURING CHARGES

On May 31, 2001, the Company completed the acquisition of MCN Energy. The Company incurred merger-related charges and restructuring charges associated with the acquisition. The merger-related charges of $7 million ($5 million after tax) in the 2001 third quarter and $25 million ($16 million after tax) in the 2001 nine-month period, consisted primarily of system integration, relocation, legal, accounting and consulting costs. Restructuring charges of $5 million ($3 million after tax) in the 2001 third quarter and $241 million ($157 million after tax) in the 2001 nine-month period, were primarily associated with a work force reduction plan. The plan included early retirement incentives along with voluntary separation arrangements for 1,186 employees, primarily in overlapping corporate support functions. The merger and restructuring costs had the effect of decreasing earnings by $12 million ($8 million after tax) and $266 million ($173 million after tax) for the 2001 third quarter and nine-month period, respectively.

NOTE 4 — REGULATORY MATTERS

Electric Industry Restructuring

As required by 2000 Public Act (PA) 141, the MPSC conducted a proceeding to develop a methodology for calculating the net stranded costs associated with electric Customer Choice. In a December 2001 order, the MPSC determined that Detroit Edison could recover net stranded costs associated with the fixed cost component of its electric generation operations. Specifically, there would be an annual filing with the MPSC comparing the actual revenues associated with the fixed cost component of its generation services to the revenue requirement for the fixed cost component of those services, inclusive of an allowance for the cost of capital. Any resulting shortfall in recovery, net of mitigation, would be considered a net stranded cost. The MPSC, in its December 2001 order, also determined that Detroit Edison had no stranded costs in 2000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consequently established a zero net stranded cost transition charge for billing purposes in 2002. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs after review in a subsequent annual net stranded cost proceeding. The MPSC also determined that Detroit Edison should provide a full and offsetting credit for the securitization and tax charges applied to electric Customer Choice bills in 2002 and maintained an additional credit on bills equivalent to the 5% rate reduction benefiting full service customers, both funded by savings derived from securitization. The December 2001 order when combined with lower wholesale power prices has encouraged additional customer participation in the electric Customer Choice program and has resulted in the loss of margins attributable to generation services. In May 2002, the MPSC denied Detroit Edison’s request for rehearing and clarification. In June 2002, Detroit Edison filed an appeal of the MPSC order at the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order.

In May 2002, Detroit Edison submitted its 2002 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess residual securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2002 net stranded cost filings. Detroit Edison expects to record 2002 net stranded costs as a regulatory asset with the offsetting entry reducing expense in the fourth quarter of 2002.

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

Detroit Edison is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position, results of operations and cash flows of Detroit Edison.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included a comprehensive experimental three-year Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to the gas cost recovery (GCR) mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of reasonably and prudently incurred gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of September 30, 2002, MichCon has accrued a $33 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. Also, in July 2002, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision on MichCon’s 2002 GCR plan case. In that decision the ALJ recommended adoption of the MPSC Staff’s proposed $26.5 million reduction in gas cost due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. MichCon cannot predict the outcome and has not accrued an amount related to this matter.

On September 27, 2002, MichCon filed for approval of its 2003 GCR Plan. MichCon is requesting a maximum GCR factor of $4.14 per Mcf to be effective in monthly bills beginning with the January 2003 billing month. MichCon’s proposed 2003 rate is $0.24 per Mcf less than the current maximum 2002 GCR factor.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent Customer Choice program, which would replace the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers would be eligible and by April 2004, all of MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Customer Choice program. As of September 2002, approximately 187,000 customers are participating in the Customer Choice program.

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan which included an income sharing mechanism. The income sharing mechanism allowed customers to share in profits when actual returns on equity from utility operations exceed predetermined thresholds. Based on the MPSC approved formula, MichCon believes that no income sharing is required in 2001. In July 2002, the MPSC issued an order regarding MichCon’s 2001 income sharing. The MPSC ordered a hearing be held to determine the issue of the appropriate treatment of $766,000 of pipeline refunds received by MichCon during 2001. MichCon has made a filing regarding this matter and awaits further action by the MPSC.

MichCon is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position, results of operations and cash flows of MichCon.

Other

In accordance with a November 1997 MPSC order, Detroit Edison reduced rates by $53 million annually to reflect the scheduled reduction in the revenue requirement for Fermi 2. The $53 million reduction was effective in January 1999. In addition, the November 1997 MPSC order authorized the deferral of $30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million of storm damage costs and amortization and recovery of the costs over a 24-month period commencing January 1998. After various legal appeals, the Michigan Court of Appeals remanded the matter to the MPSC. In December 2000, the MPSC issued an order reopening the case for hearing. The parties in the case have agreed to a stipulation of fact and waiver of hearing. In June 2002, the MPSC issued an order modifying in part, and reaffirming in part, previous orders that authorized Detroit Edison to amortize and collect in rates the storm damage costs incurred in 1997. The MPSC modified its 1997 order regarding the calculation of the storm damage costs, and in doing so ordered Detroit Edison to refund approximately $1.5 million after January 1, 2004. The 2004 refund will also include interest accrued from January 1, 2000 at Detroit Edison’s authorized rate of return. In July 2002, the Michigan Attorney General filed an appeal with the Michigan Court of Appeals regarding the June 2002 MPSC order.

The Company is unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may impact the financial position, results of operations and cash flows of the Company.

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

NOTE 6 — DEBT AND EQUITY TRANSACTIONS

Long-term Debt

During the first nine months of 2002, DTE Energy issued long-term debt consisting of:

•	$200 million of senior notes bearing interest at 6.65 % and maturing in 2009. The proceeds were used to retire MCN Energy Enterprises’ Remarketed Securities, which had an aggregate principal amount of $100 million, and to reduce short-term borrowings.

•	$172.5 million of equity-linked debt securities (discussed below).

In October 2002, Detroit Edison issued $450 million of its senior notes ($225 million due 2012 at 5.20% and $225 million due 2032 at 6.35%). These notes are collateralized by Detroit Edison’s General and Refunding Mortgage Bonds.

During the first nine months of 2002, DTE Energy and its subsidiaries repaid $512 million of long-term debt securities.

Equity-Linked Debt Securities

In June 2002, DTE Energy issued 6.9 million equity security units with gross proceeds from the issuance of $172.5 million. An equity security unit consists of a stock purchase contract and a senior note of DTE Energy. Under the stock purchase contracts, DTE Energy will sell shares of DTE Energy common stock in August 2005 for $172.5 million. The issue price and the exact number of DTE Energy common shares to be sold is dependent on the market value of a share in August 2005. The issue price will be not less than $43.25 or more than $51.90 per DTE Energy common share, with the corresponding number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shares issued of not more than 4.0 million or less than 3.3 million shares. DTE Energy is also obligated to pay the security unit holders a quarterly contract adjustment payment at an annual rate of 4.15% of the stated amount. DTE Energy has recorded the present value of the contract adjustment payments of $26 million in long-term debt with an offsetting reduction in shareholders’ equity. The liability is reduced as the contract adjustment payments are made.

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

Net proceeds from the equity security unit issuance totaled $166.9 million. Expenses incurred in connection with this issuance totaled $5.6 million and were allocated between the senior notes and the stock purchase contracts. The amount allocated to the senior notes was deferred and will be recognized as interest expense over the term of the notes. The amount allocated to the purchase contracts was charged to equity.

Cross Default Provisions

Substantially all of the net utility properties of Detroit Edison and MichCon are subject to the lien of mortgages. Should Detroit Edison or MichCon fail to timely pay their indebtedness under these mortgages, such failure will create cross defaults in substantially all of their respective indebtedness.

Debt Contingencies

DTE Energy has issued guarantees for the benefit of various non-regulated subsidiary transactions. In the event that DTE Energy’s credit rating is downgraded below investment grade, these guarantees would require DTE Energy to post cash or letters of credit valued at approximately $190 million at September 30, 2002. This estimated amount fluctuates based upon the provisions and maturities of the underlying agreements.

Common Stock

In June 2002, DTE Energy issued 6.325 million shares of common stock at $43.25 per share, grossing $273.6 million. Net proceeds from the offering were approximately $265 million. The total fees charged to equity relative to this issuance of common stock and the offering of the equity-linked debt securities described above, amounted to $9.1 million and $4.9 million, respectively.

NOTE 7 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

In October 2002, DTE Energy entered into a $470 million 364-day revolving credit facility and a $230 million three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for DTE Energy’s commercial paper program up to $700 million in amount. These agreements require the Company to maintain a debt to total capitalization ratio of no more than .65 to 1 and “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. Also, in October 2002, DTE Energy’s wholly-owned subsidiaries, Detroit Edison and MichCon, entered into similar revolving credit facilities. Detroit Edison entered into a $135 million, 364-day facility and a $65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million, three-year facility. MichCon entered into a $200 million, 364-day facility and a $100 million, three-year facility. Should either Detroit Edison or MichCon have delinquent debt obligations of at least $25 million to any creditor, such delinquency will be considered a default under DTE Energy’s credit agreements.

NOTE 8 — EARNINGS PER SHARE

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

A reconciliation of both calculations for the 2002 and 2001 third quarter and nine-month period is presented in the table below. In each period presented, potentially dilutive securities have been excluded from the diluted EPS calculation since their inclusion would have been antidilutive based on average market prices during the respective periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(Thousands, except per share amounts)
Basic Earnings Per Share
Income before accounting change	$160,965	$62,500	$428,833	$110,682
Average number of common shares outstanding	167,060	163,918	163,003	150,230
Earnings per share of common stock based on weighted average number of shares outstanding	$.96	$.38	$2.63	$.74

Diluted Earnings Per Share
Income before accounting change	$160,965	$62,500	$428,833	$110,682

Average number of common shares outstanding	167,060	163,918	163,003	150,230
Incremental shares from stock based awards	653	793	772	631

Average number of dilutive shares outstanding	167,713	164,711	163,775	150,861

Earnings per share of common stock assuming issuance of incremental shares	$.96	$.38	$2.62	$.74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — CONTINGENCIES

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

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS

Business Combinations — Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the consolidated financial statements.

Goodwill and Other Intangible Assets — Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but requires that goodwill be reviewed at least annually for impairment. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. The Company has completed the transitional goodwill impairment test and determined that no potential impairment existed at January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions, except per share amounts)
Reported net income	$161	$63	$429	$114
Add: Goodwill amortization	—	9	—	11

Adjusted net income	$161	$72	$429	$125

Basic earnings per share:
Reported net income	$.96	$.38	$2.63	$.76
Goodwill amortization	—	.05	—	.07

Adjusted net income	$.96	$.43	$2.63	$.83

Diluted earnings per share:
Reported net income	$.96	$.38	$2.62	$.76
Goodwill amortization	—	.05	—	.07

Adjusted net income	$.96	$.43	$2.62	$.83

	Year Ended December 31

	2001	2000	1999

(in Millions, except per share amounts)
Reported net income	$332	$468	$483
Add: Goodwill amortization	31	2	2

Adjusted net income	$363	$470	$485

Basic earnings per share:
Reported net income	$2.17	$3.27	$3.33
Goodwill amortization	.20	.01	.01

Adjusted net income	$2.37	$3.28	$3.34

Diluted earnings per share:
Reported net income	$2.16	$3.27	$3.33
Goodwill amortization	.20	.01	.01

Adjusted net income	$2.36	$3.28	$3.34

In connection with the adoption of SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. The Company’s intangible assets consist primarily of software and are subject to amortization. Intangible assets amortization expense was approximately $12 million and $35 million in the 2002 third quarter and nine-month period, respectively, compared with approximately $12 million and $35 million for the comparable 2001 periods. There were no material acquisitions of intangible assets during the nine-month period of 2002. The gross carrying amount and accumulated amortization of intangible assets at September 30, 2002 were $506 million and $304 million, respectively. Amortization expense of intangible assets is estimated to be $46 million annually for 2002 through 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Long-Lived Assets — On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business. SFAS No. 144 eliminates the conflict between accounting models for treating the disposition of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues related to SFAS No. 121. The adoption of the statement did not have an impact on the consolidated financial statements of the Company.

Energy Trading Contracts — The FASB's Emerging Issues Task Force (EITF) Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” permits either gross or net presentation of mark to market gains and losses on energy trading contracts (including those to be physically settled) in the consolidated statement of operations. Based on discussions held at the June 2002 meeting of the EITF and statements made by the SEC staff, the Company has concluded that net presentation is preferable. In the past the Company has presented such amounts on a gross basis. As of September 30, 2002 the Company presented such amounts on a net basis and all presented prior periods have been reclassified to be consistent.

The table below details the impact of the change in reporting gains and losses on energy trading contracts on the Company’s consolidated operating revenues and fuel, purchased power and gas expenses. This reclassification had no impact on margins and net income.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Revenues:
Operating revenues — Gross	$3,026	$2,091	$7,438	$5,736
Less: Reclassification	(1,377)	(494)	(2,373)	(1,658)

	$1,649	$1,597	$5,065	$4,078

Expenses:
Fuel, purchased power and gas — Gross	$1,861	$1,095	$4,037	$2,963
Less: Reclassification	(1,377)	(494)	(2,373)	(1,658)

	$484	$601	$1,664	$1,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under EITF Issue No. 98-10, companies were required to use mark to market accounting for contracts utilized in energy trading activities. With the rescission of Issue No. 98-10, energy trading contracts must now be reviewed to determine if they meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. SFAS No. 133 also requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. Energy trading contracts not meeting the definition of a derivative would be accounted for under settlement accounting, effective October 25, 2002 for new contracts and effective January 1, 2003 for existing contracts.

Additionally, inventory utilized in energy trading activities accounted for under the fair value method of accounting as prescribed by Accounting Research Bulletin 43 will no longer be permitted. DTE Energy’s Wholesale Marketing & Trading segment uses gas inventory in its trading operations and will switch to an acceptable inventory accounting method as required, which is expected to be in the fourth quarter of 2002 or the first quarter of 2003.

The Company is evaluating the impact of the prohibition on the use of the fair value inventory method, and the rescinding of EITF No. 98-10. The Company has not yet determined the impact of these developments on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — SEGMENT INFORMATION

During 2002, DTE Energy realigned its financial reporting structure into strategic business units that provide various regulated and non-regulated energy services. The realignment resulted in nine reportable segments and the financial data for such segments follows. Inter-segment revenues are not material.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Operating Revenues
Energy Resources
Regulated	$784	$766	$2,052	$2,172

Non-regulated
Energy Services	185	126	451	334
Wholesale Marketing & Trading	126	192	442	319
Other	31	27	106	104

Total Non-regulated	342	345	999	757

	1,126	1,111	3,051	2,929

Energy Distribution
Regulated	425	358	1,055	968
Non-regulated	10	6	24	13

	435	364	1,079	981

Energy Gas
Regulated	122	125	963	169
Non-regulated	24	20	69	30

	146	145	1,032	199

Corporate & Other	4	2	13	2
Reconciliations and eliminations	(62)	(25)	(110)	(33)

Total
Regulated	1,331	1,249	4,070	3,309
Non-regulated	318	348	995	769

	$1,649	$1,597	$5,065	$4,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

(in Millions)
Net Income
Energy Resources
Regulated	$38	$30	$150	$120

Non-regulated
Energy Services	45	29	107	92
Wholesale Marketing & Trading	(1)	(5)	12	21
Other	1	3	—	4

Total Non-regulated	45	27	119	117

	83	57	269	237

Energy Distribution
Regulated	87	73	151	135
Non-regulated	(4)	(3)	(11)	(8)

	83	70	140	127

Energy Gas
Regulated	(23)	(23)	30	(23)
Non-regulated	6	6	20	8

	(17)	(17)	50	(15)

Corporate & Other	12	(26)	(30)	(45)

Total
Regulated	102	80	331	232
Non-regulated	59	4	98	72

	161	84	429	304

Merger and Restructuring Charges	—	(8)	—	(173)
MCN Merger Goodwill Amortization	—	(13)	—	(17)

	$161	$63	$429	$114

NOTE 12 — CONSOLIDATING FINANCIAL STATEMENTS

Debt securities issued by Enterprises are subject to a full and unconditional guaranty by DTE Energy. The following DTE Energy consolidating financial statements are presented and include separately Corporate & Other, Enterprises and all other subsidiaries. Enterprises includes MichCon and other non-regulated gas subsidiaries. The other subsidiaries include Detroit Edison and other non-regulated electric subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$250	$1,444	$(45)	$1,649

Operating Expenses
Fuel, purchased power and gas	—	142	387	(45)	484
Operation and maintenance	(26)	79	525	—	578
Depreciation, depletion and amortization	—	31	179	—	210
Taxes other than income	—	13	78	—	91
Merger and restructuring charges	—	—	—	—	—

Total Operating Expenses	(26)	265	1,169	(45)	1,363

Operating Income (Loss)	26	(15)	275	—	286

Interest Expense and Other
Interest expense	45	22	82	(13)	136
Preferred stock dividends of subsidiaries	—	3	3	—	6
Interest income	(25)	(3)	(16)	36	(8)
Other income	(131)	(6)	9	124	(4)
Other expenses	—	(2)	10	—	8

Total Interest Expense and Other	(111)	14	88	147	138

Income (Loss) Before Income Taxes	137	(29)	187	(147)	148
Income Tax Provision (Benefit)	(23)	(10)	20	—	(13)

Net Income (Loss)	$160	$(19)	$167	$(147)	$161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2001

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$1	$304	$1,322	$(30)	$1,597

Operating Expenses
Fuel, purchased power and gas	—	185	416	—	601
Operation and maintenance	(40)	84	457	(30)	471
Depreciation, depletion and amortization	—	45	182	—	227
Taxes other than income	—	14	60	—	74
Merger and restructuring charges	—	3	9	—	12

Total Operating Expenses	(40)	331	1,124	(30)	1,385

Operating Income (Loss)	41	(27)	198	—	212

Interest Expense and Other
Interest expense	35	25	83	(8)	135
Preferred stock dividends of subsidiaries	—	6	—	—	6
Interest income	(9)	(4)	(2)	8	(7)
Other income	(49)	13	(7)	48	5
Other expenses	(29)	(2)	16	29	14

Total Interest Expense and Other	(52)	38	90	77	153

Income (Loss) Before Income Taxes	93	(65)	108	(77)	59
Income Tax Provision (Benefit)	30	(18)	(16)	—	(4)

Net Income (Loss)	$63	$(47)	$124	$(77)	$63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$1,389	$3,787	$(111)	$5,065

Operating Expenses
Fuel, purchased power and gas	—	884	842	(62)	1,664
Operation and maintenance	(76)	256	1,570	(45)	1,705
Depreciation, depletion and amortization	—	92	498	—	590
Taxes other than income	—	44	231	—	275
Merger and restructuring charges	—	—	—	—	—

Total Operating Expenses	(76)	1,276	3,141	(107)	4,234

Operating Income (Loss)	76	113	646	(4)	831

Interest Expense and Other
Interest expense	127	69	250	(36)	410
Preferred stock dividends of subsidiaries	—	9	10	—	19
Interest income	(25)	(11)	(20)	36	(20)
Other income	(443)	(16)	(6)	443	(22)
Other expenses	—	(3)	34	—	31

Total Interest Expense and Other	(341)	48	268	443	418

Income (Loss) Before Income Taxes	417	65	378	(447)	413
Income Tax Provision (Benefit)	(14)	24	(26)	—	(16)

Net Income (Loss)	$431	$41	$404	$(447)	$429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30, 2001

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total
(in Millions)
Operating Revenues	$(29)	$464	$3,690	$(47)	$4,078

Operating Expenses
Fuel, purchased power and gas	—	265	1,048	(8)	1,305
Operation and maintenance	(39)	100	1,284	(37)	1,308
Depreciation, depletion and amortization	—	60	539	—	599
Taxes other than income	—	16	216	—	232
Merger and restructuring charges	—	82	184	—	266

Total Operating Expenses	(39)	523	3,271	(45)	3,710

Operating Income (Loss)	10	(59)	419	(2)	368

Interest Expense and Other
Interest expense	79	32	250	(31)	330
Preferred stock dividends of subsidiaries	—	8	—	—	8
Interest income	(35)	(5)	(7)	30	(17)
Other income	(187)	11	(41)	178	(39)
Other expenses	—	(1)	63	—	62

Total Interest Expense and Other	(143)	45	265	177	344

Income (Loss) Before Income Taxes	153	(104)	154	(179)	24
Income Tax Provision (Benefit)	42	(32)	(97)	—	(87)

Income (Loss) Before Accounting Change	111	(72)	251	(179)	111
Cumulative Effect of Accounting Change	3	—	(3)	3	3

Net Income (Loss)	$114	$(72)	$248	$(176)	$114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
(in Millions, Except Shares)	Company	Enterprises	Subsidiaries	Reclasses	Total

ASSETS
Current Assets
Cash and cash equivalents	$20	$24	$68	$0	$112
Restricted cash	—	—	123	—	123
Accounts receivable
Customer, less allowance for doubtful accounts	—	154	620	—	774
Accrued unbilled revenues	—	33	169	—	202
Other	186	202	279	(348)	319
Inventories
Fuel and gas	—	337	196	—	533
Materials and supplies	—	20	144	—	164
Assets from risk management and trading activities	—	126	193	(3)	316
Other	23	150	(3)	(1)	169

	229	1,046	1,789	(352)	2,712

Investments
Nuclear decommissioning trust funds	—	—	396	—	396
Other	7,206	434	771	(7,905)	506

	7,206	434	1,167	(7,905)	902

Property
Property, plant and equipment	—	3,648	14,022	(3)	17,667
Less accumulated depreciation and depletion	—	(2,026)	(5,919)	—	(7,945)

	—	1,622	8,103	(3)	9,722

Other Assets
Goodwill	—	2,041	37	—	2,078
Regulatory assets	—	45	1,137	—	1,182
Securitized regulatory assets	—	—	1,636	—	1,636
Assets from risk management and trading activities	—	257	17	—	274
Prepaid pension assets	—	330	112	—	442
Other	11	194	83	(3)	285

	11	2,867	3,022	(3)	5,897

Total Assets	$7,446	$5,969	$14,081	$(8,263)	$19,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124	$326	$547	$(424)	$573
Accrued interest	50	16	46	(2)	110
Dividends payable	86	1	77	(74)	90
Accrued payroll	—	6	93	—	99
Short-term borrowings	371	893	512	(987)	789
Current portion of long-term debt, including capital leases	—	183	316	—	499
Liabilities from risk management and trading activities	—	232	178	(3)	407
Other	(54)	80	415	—	441

	577	1,737	2,184	(1,490)	3,008

Other Liabilities
Deferred income taxes	(357)	(223)	1,900	—	1,320
Regulatory liabilities	—	143	116	—	259
Unamortized investment tax credit	—	23	149	—	172
Liabilities from risk management and trading activities	—	434	4	—	438
Liabilities from transportation and storage contracts	—	344	—	—	344
Nuclear decommissioning	—	—	389	—	389
Other	(85)	171	732	(338)	480

	(442)	892	3,290	(338)	3,402

Long-Term Debt
Mortgage bonds, notes and other	2,133	815	2,942	(186)	5,704
Securitization bonds	—	—	1,585	—	1,585
Equity-linked debt securities	193	—	—	—	193
Capital lease obligations	—	1	84	—	85

	2,326	816	4,611	(186)	7,567

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	97	174	—	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,461,430 shares issued and outstanding	3,053	2,708	2,651	(5,359)	3,053
Retained earnings	2,013	(175)	1,174	(999)	2,013
Accumulated other comprehensive loss	(81)	(106)	(3)	109	(81)

	4,985	2,427	3,822	(6,249)	4,985

Total Liabilities and Shareholders’ Equity	$7,446	$5,969	$14,081	$(8,263)	$19,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2001

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
(in Millions, Except Shares)	Company	Enterprises	Subsidiaries	Reclasses	Total

ASSETS
Current Assets
Cash and cash equivalents	$8	$9	$251	$—	$268
Restricted cash	—	—	157	—	157
Accounts receivable
Customer, less allowance for doubtful accounts	—	246	499	—	745
Accrued unbilled revenues	—	112	130	—	242
Other	358	184	415	(696)	261
Inventories
Fuel and gas	—	143	202	—	345
Materials and supplies	—	21	139	—	160
Assets from risk management and trading activities	—	133	62	(4)	191
Other	25	134	3	—	162

	391	982	1,858	(700)	2,531

Investments
Nuclear decommissioning trust funds	—	—	417	—	417
Other	6,466	366	448	(6,655)	625

	6,466	366	865	(6,655)	1,042

Property
Property, plant and equipment	—	3,590	13,486	(3)	17,073
Less accumulated depreciation and depletion	—	(1,934)	(5,590)	—	(7,524)

	—	1,656	7,896	(3)	9,549

Other Assets
Goodwill	—	1,968	35	—	2,003
Regulatory assets	—	45	1,144	—	1,189
Securitized regulatory assets	—	—	1,692	—	1,692
Assets from risk management and trading activities	—	142	8	—	150
Prepaid pension assets	—	473	—	—	473
Other	11	207	85	1	304

	11	2,835	2,964	1	5,811

Total Assets	$6,868	$5,839	$13,583	$(7,357)	$18,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$266	$335	$711	$(731)	$581
Accrued interest	10	22	85	—	117
Dividends payable	83	1	74	(74)	84
Accrued payroll	—	9	99	—	108
Short-term borrowings	425	666	287	(697)	681
Current portion of long-term debt, including capital leases	—	211	292	—	503
Liabilities from risk management and trading activities	—	133	86	(3)	216
Other	25	120	431	—	576

	809	1,497	2,065	(1,505)	2,866

Other Liabilities
Deferred income taxes	(208)	(218)	1,912	—	1,486
Regulatory liabilities	—	144	127	—	271
Unamortized investment tax credit	—	24	156	—	180
Liabilities from risk management and trading activities	—	302	8	—	310
Liabilities from transportation and storage contracts	—	373	—	—	373
Nuclear decommissioning	—	—	412	—	412
Other	(70)	187	396	(8)	505

	(278)	812	3,011	(8)	3,537

Long-Term Debt
Mortgage bonds, notes and other	1,748	1,000	3,157	—	5,905
Securitization bonds	—	—	1,673	—	1,673
Capital lease obligations	—	2	87	—	89

	1,748	1,002	4,917	—	7,667

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	274	—	—	274

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 161,133,959 shares issued and outstanding	2,811	2,534	2,620	(5,154)	2,811
Retained earnings	1,846	(212)	994	(782)	1,846
Accumulated other comprehensive loss	(68)	(68)	(24)	92	(68)

	4,589	2,254	3,590	(5,844)	4,589

Total Liabilities and Shareholders’ Equity	$6,868	$5,839	$13,583	$(7,357)	$18,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total
(in Millions)
Net Cash From (Used For) Operating Activities	$210	$226	$839	$(759)	$516

Investing Activities
Plant and equipment expenditures — regulated	—	(54)	(446)	—	(500)
Plant and equipment expenditures — non-regulated	—	(18)	(132)	—	(150)
Proceeds from sale of assets	—	8	—	—	8
Restricted cash for debt redemptions	—	—	34	—	34
Other investments	(519)	19	(375)	827	(48)

Net cash from (used for) investing activities	(519)	(45)	(919)	827	(656)

Financing Activities
Issuance of long-term debt, net	367	—	21	—	388
Redemption of long-term debt	(1)	(212)	(299)	—	(512)
Issuance of preferred securities	—	—	180	—	180
Redemption of preferred securities	—	(180)	—	—	(180)
Short-term borrowings, net	(54)	226	225	(290)	107
Capital lease obligations	—	—	(8)	—	(8)
Issuance of common stock, net	265	—	—	—	265
Repurchase of common stock	(4)	—	—	—	(4)
Dividends on common stock	(252)	—	(222)	222	(252)

Net cash from (used for) financing activities	321	(166)	(103)	(68)	(16)

Net Increase (Decrease) in Cash and Cash Equivalents	12	15	(183)	—	(156)
Cash and Cash Equivalents, Beginning of Period	8	9	251	—	268

Cash and Cash Equivalents, End of Period	$20	$24	$68	$—	$112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2001

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$(400)	$95	$962	$(229)	$428

Investing Activities
Plant and equipment expenditures — regulated	—	(50)	(487)	—	(537)
Plant and equipment expenditures — non-regulated	—	(13)	(275)	—	(288)
Proceeds from sale of assets	—	85	102	—	187
Proceeds from common stock redeemed by subsidiary	846	—	—	(846)	—
Acquisition of MCN, net of cash acquired	(1,212)	—	—	—	(1,212)
Restricted cash for debt redemptions	—	—	(114)	—	(114)
Other investments	—	(2)	(114)	—	(116)

Net cash from (used for) investing activities	(366)	20	(888)	(846)	(2,080)

Financing Activities
Issuance of long-term debt, net	1,347	200	1,917	—	3,464
Redemption of long-term debt	—	(43)	(920)	—	(963)
Short-term borrowings, net	4	(262)	56	—	(202)
Capital lease obligations	—	—	(16)	—	(16)
Repurchase of common stock	(358)	—	(846)	846	(358)
Dividends on common stock	(232)	—	(238)	238	(232)

Net cash from (used for) financing activities	761	(105)	(47)	1,084	1,693

Net Increase (Decrease) in Cash and Cash Equivalents	(5)	10	27	9	41
Cash and Cash Equivalents, Beginning of Period	14	9	50	(9)	64

Cash and Cash Equivalents, End of Period	$9	$19	$77	$—	$105

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company:

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of September 30, 2002, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2002. These financial statements are the responsibility of DTE Energy Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 26, 2002 (September 17, 2002 as to Note 20), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan November 4, 2002

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description

15-11	Awareness Letter of Deloitte & Touche.

99-5	364-Day Credit Agreement dated as of October 25, 2002 ($470 million).

99-6	Three-Year Credit Agreement dated as of October 25, 2002 ($230 million).

99-7	Chief Executive Officer Certification of Periodic Report.

99-8	Chief Financial Officer Certification of Periodic Report.

(b) Reports on Form 8-K.

On August 13, 2002, the Company filed a Report on Form 8-K, dated August 12, 2002, attaching certifications of its Chief Executive Officer and Chief Financial Officer with respect to the Company’s 2001 audited financial statements, March 2002 unaudited financial statements and proxy statement with respect to its April 2002 Annual Meeting of Common Shareholders.

On September 20, 2002, the Company filed a Report on Form 8-K, dated September 17, 2002, containing updated information as of year-end 2001 with respect to its reporting segments.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date:	November 13, 2002	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

FORM 10-Q CERTIFICATION

I, Anthony F. Earley, Jr., Chairman, President, Chief Executive and Chief Operating Officer of DTE Energy Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DTE Energy Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR.	Date:	November 13, 2002

Anthony F. Earley, Jr. Chairman, President, Chief Executive and Chief Operating Officer of DTE Energy Company

FORM 10-Q CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of DTE Energy Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DTE Energy Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR	Date:	November 13, 2002

David E. Meador Senior Vice President and Chief Financial Officer of DTE Energy Company

DTE Energy Company
Quarterly Report on Form 10-Q for Quarter Ended September 30, 2002
File No. 1-11607

Exhibit Index

Exhibit
Number	Description

15-11	Awareness Letter of Deloitte & Touche LLP
99-5	364-Day Credit Agreement dated as of October 25, 2002 ($470 million)
99-6	Three-Year Credit Agreement dated as of October 25, 2002 ($230 million)
99-7	Chief Executive Officer Certification of Periodic Report.
99-8	Chief Financial Officer Certification of Periodic Report.