Form 10-Q
period 2003-03-31
DTE ENERGY CO
filed 2003-05-15
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission file number 1-11607

DTE ENERGY COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-3217752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No  [  ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes   [X]   No  [  ]

At April 30, 2003, 167,974,053 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE ENERGY COMPANY

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Page

DEFINITIONS	3
FORWARD-LOOKING STATEMENTS	5
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations	18
Consolidated Statement of Financial Position	19
Consolidated Statement of Cash Flows	21
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income	22
Notes to Consolidated Financial Statements	23
Independent Accountants’ Report	39
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	40
SIGNATURE	41
CERTIFICATIONS	42

DEFINITIONS
FORWARD-LOOKING STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART 1—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Statement of Financial Position
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Notes to Consolidated Financial Statements
Independent Accountants’ Report
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
Supplemental Indenture
DTE Affiliates Nonqualified Plans Master Trust
Awareness Letter of Deloitte & Touche LLP
Chief Executive Officer Certification
Chief Financial Officer Certification

DEFINITIONS

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

Enterprises	DTE Enterprises Inc. (successor to MCN Energy), a wholly owned subsidiary of DTE Energy Company

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MCN Energy	MCN Energy Group Inc. and subsidiary companies that were merged into Enterprises

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Section 29 Tax Credits	Tax credits authorized under Section 29 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

Synfuels	The synthetic fuel process involves chemically modifying and binding particles of coal to produce a fuel that is used for power generation and coke production.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	ability to utilize Section 29 tax credits or sell interests in facilities producing such credits;

•	implementation of Customer Choice programs;

•	implementation of electric and gas utility restructuring in Michigan;

•	employee relations;

•	unplanned outages;

•	capital market conditions and access to capital markets and other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel, purchased power and natural gas;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	contributions to earnings by non-regulated businesses;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rates for regulated businesses;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism; and

•	changes in accounting standards and financial reporting regulations.

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

DTE ENERGY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our earnings for the 2003 first quarter were $155 million, or $.92 per diluted share, compared to earnings of $200 million, or $1.24 per diluted share, for the 2002 first quarter. The comparability of earnings was impacted by the sale of our transmission business, International Transmission Company (ITC), and the adoption of two new accounting rules in the 2003 first quarter. Upon selling ITC in February 2003, we classified this business as a discontinued operation. Earnings from this discontinued business totaled $74 million in the 2003 first quarter, primarily due to a $69 million net of tax gain recorded on the sale. As required by generally accepted accounting principles, we adopted new accounting rules for asset retirement obligations and energy trading activities as discussed in Note 2. The cumulative effect of adopting these new accounting rules reduced 2003 first quarter earnings by $27 million.

Excluding discontinued operations and the cumulative effect of accounting changes, our earnings from continuing operations for the 2003 first quarter were $108 million, or $.64 per diluted share, compared to earnings of $192 million, or $1.19 per diluted share, for the 2002 first quarter. Results for the current quarter were affected by several other significant items impacting comparability as detailed below which reduced earnings by $70 million, or $.42 per diluted share. Also impacting the comparison were higher non-regulated earnings, colder weather, higher pension and postretirement health care costs, and increased fuel, purchased power and gas costs.

		Net Income
		(Loss)
	Net Income	Per Diluted
(in Millions, Except per Share Amounts)	(Loss)	Share

Significant Items Impacting Comparability
Energy Resources - Margins resulting from accounting change (1)	$16	$.09
Energy Distribution - Loss on sale of steam business (2)	(14)	(.08)
Energy Gas - Disallowance of gas costs (3)	(17)	(.10)
Corporate - Contribution to DTE Energy Foundation (4)	(10)	(.06)
- Tax credit driven normalization (5)	(45)	(.27)

	$(70)	$(.42)

(1)	DTE Energy realized additional margins as a result of the change in accounting for energy trading activities (Note 2).

(2)	The Detroit Edison steam heating business was sold in January 2003 (Note 3).

(3)	MichCon established a reserve for the potential disallowance of procured gas costs (Note 4).

(4)	DTE Energy used a portion of the proceeds from the ITC sale to fund the DTE Energy Foundation.

(5)	Quarterly tax adjustment to normalize DTE Energy’s effective tax rate. Annual results are not affected.

As discussed in DTE Energy’s 2002 Annual Report on Form 10-K, we operate our business through nine reportable segments. The following tables and related discussion depict the operations of each of these segments.

	Three Months Ended
	March 31

(in Millions, except per share data)	2003	2002

Net Income (Loss)
Energy Resources
Regulated – Power Generation	$25	$61

Non-regulated
Energy Services	51	32
Energy Marketing & Trading	44	18
Other	—	—
Total Non-regulated	95	50

	120	111

Energy Distribution
Regulated – Power Distribution	(4)	27
Non-regulated	(4)	(3)

	(8)	24

Energy Gas
Regulated – Gas Distribution	59	54
Non-regulated	8	6

	67	60

Corporate & Other	(71)	(3)

Income from Continuing Operations
Regulated	80	142
Non-regulated (1)	28	50

	108	192
Discontinued Operations	74	8
Cumulative Effect of Accounting Changes	(27)	—

Net Income	$155	$200

Diluted Earnings (Loss) per Share
Regulated	$.48	$.88
Non-regulated (1)	.16	.31

Income from Continuing Operations	.64	1.19
Discontinued Operations	.44	.05
Cumulative Effect of Accounting Changes	(.16)	—

Net Income	$.92	$1.24

(1)	Includes Corporate & Other.

ENERGY RESOURCES

Power Generation

The power generation plants of Detroit Edison comprise our regulated power generation business. Detroit Edison’s numerous fossil plants, hydroelectric pumped storage plant and its nuclear plant generate electricity that is sold principally throughout Michigan and the Midwest to residential, commercial, industrial and wholesale customers.

Power Generation earnings declined $36 million during the 2003 first quarter reflecting lower gross margins due to higher fuel and purchased power costs and lost margins from customers participating in the electric Customer Choice program. The higher purchased power costs reflect unfavorable energy market prices in 2003 and lower plant availability. As a result of the electric Customer Choice program, Detroit Edison lost 9% of retail sales in the 2003 first quarter. To partially offset the impact of these lost margins, Detroit Edison recorded a $6 million regulatory asset representing stranded costs that are recoverable under Michigan legislation. The lower earnings were also attributed to higher operation and maintenance expense due to the timing of employee pension and health care benefit costs and expenses due to the timing of the planned reliability and maintenance work done to improve the production and availability of the generation fleet.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues	$617	$617
Fuel and Purchased Power	240	199

Gross Margin	377	418
Operation and Maintenance	183	138
Depreciation and Amortization	73	86
Taxes other than Income	43	40

Operating Income	78	154
Other (Income) and Deductions	39	60
Income Tax Provision	(14)	(33)

Net Income	$25	$61

Operating Income as a Percent of Operating Revenues	13%	25%

System output and average fuel and purchased power costs were as follows:

	Three Months Ended
	March 31

(in Thousands of MWh)	2003	2002

Power generated and purchased
Power plant generation
Fossil	9,134	9,111
Nuclear	2,248	2,290

	11,382	11,401
Purchased power	1,888	1,640

System output	13,270	13,041

Average unit cost ($/MWh)
Generation (1)	$13.29	$12.09

Purchased Power (2)	$40.67	$30.10

Overall Average Unit Cost	$17.19	$14.34

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Outlook – We expect electric restructuring to continue resulting in increased customer choice in the retail electric generation business. As a result of customers choosing to participate in the electric Customer Choice program, Detroit Edison lost 6% of retail sales in 2002 and estimates losing 10% to 13% of such sales in 2003. Unrecovered generation fixed costs due to electric Customer Choice are allowed for future recovery under Michigan legislation. As a result, Detroit Edison recorded a regulatory asset relating to stranded costs during the first quarter of 2003 and anticipates recording additional regulatory assets during the balance of 2003. The regulatory asset will be subject to review by the MPSC in future regulatory proceedings, and we cannot predict the outcome of this matter. See Note 4 – Regulatory Matters.

The June 2000 Michigan legislation imposed a rate freeze for all classes of customers through 2003. In addition, the MPSC determined that adjusting rates for changes in fuel and purchased power through continuance of the Power Supply Cost Recovery (PSCR) clause would be inconsistent with the rate freeze, therefore the MPSC suspended the PSCR clause. It is unclear at this time whether the PSCR clause will be suspended beyond 2003. Detroit Edison expects to file a rate case in the second quarter of 2003 addressing this and other issues.

Future operating results are expected to vary as a result of factors such as regulatory proceedings, weather, changes in economic conditions and the level of customer participation in the electric Customer Choice program.

Energy Services

Energy Services is comprised of Coal-Based Fuels, On-Site Energy Projects and Merchant Generation. Coal-Based Fuels operations include producing synthetic fuel from nine synfuel plants and producing coke from three coke battery plants. Both processes generate tax credits under Section 29 of the Internal Revenue Code. Synfuel-related Section 29 tax credits expire in 2007. Section 29 tax credits for two of our three coke batteries expired at the end of 2002 with the third expiring in 2007. On-Site Energy Projects include pulverized coal injection, generation, steam production, chilled water production, wastewater treatment and compressed air. Merchant Generation owns and operates four gas-fired peaking electric generating plants and develops and acquires gas and coal-fired generation.

	Three Months Ended
	March 31

	2003	2002

(in Millions)
Operating Revenues	$230	$128
Fuel and Purchased Power	173	61
Operation and Maintenance	97	78
Depreciation and Amortization	4	8
Taxes other than Income	4	2

Operating Loss	(48)	(21)
Other (Income) and Deductions	7	13
Income Tax Benefit	106	66

Net Income	$51	$32

Energy Services earnings increased $19 million for the 2003 first quarter reflecting higher synfuel production. Four new synfuel facilities became operational during the latter part of 2002, resulting in significantly higher operating revenues and expenses. Synfuel projects generate operating losses, which are offset by the resulting tax credits. The income tax benefit includes tax credits actually earned based on synfuel production. The level of tax credits has been adjusted at Corporate & Other in order that the DTE Energy consolidated income tax expense during the quarter reflects the estimated calendar year effective rate.

Outlook - Energy Services’ strategy is to continue leveraging our extensive energy-related operating experience, and project management capability to develop and grow the on-site energy and merchant generating businesses. We continue to evaluate opportunities to sell interests in some or all of our synfuel plants. Sales of interests in synfuel projects allow us to accelerate cash flow while maintaining a stable net income base.

We have received favorable private letter rulings from the Internal Revenue Service (IRS) on 7 of our 9 synfuel plants and expect the remaining two in 2003. The IRS has temporarily stopped issuing synfuel-related private letter rulings pending their review of issues concerning chemical change which is the basis for earning Section 29 credits. The IRS has historically not challenged credits where the taxpayer operates consistent with its private letter rulings. We believe our synthetic fuel plants operate in accordance with the private letter rulings.

As the sale of interests in synfuel plants usually requires the reconfirming of the private letter ruling, the timing and number of our synfuel sales could be influenced by the IRS’ resumption of issuing new and reconfirming existing private letter rulings. Given the complexities of the issues we can not predict the outcome of the ultimate action of the IRS on this issue.

Energy Marketing & Trading

Energy Marketing & Trading consists of the electric and gas marketing and trading operations of DTE Energy Trading Company and CoEnergy Trading Company. Energy Marketing & Trading focuses on physical power marketing and structured transactions, as well as the enhancement of returns from DTE Energy’s power plants, natural gas pipelines and storage assets. To this end, Energy Marketing & Trading enters into forwards, futures, swaps and option contracts as part of its trading strategy.

Energy Marketing & Trading earnings increased $26 million in the 2003 first quarter from the comparable 2002 period due to increased mark-to-market gains and realized margins on the delivery of power and natural gas. By utilizing our portfolio of power plants, pipelines and storage assets, we were able to profit in the 2003 first quarter from greater pricing variability in the energy trading market.

The improved operating earnings also include the effect of changing our accounting for gas inventory. Through December 2002, our physical gas in storage was marked to the current spot price under fair value accounting rules. To comply with new accounting requirements resulting from the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” we changed to the average cost method for our gas inventories, effective January 2003. As a result of discontinuing the application of the fair value method to our gas inventories, we recorded a cumulative effect of accounting change that reduced earnings in January 2003 (Note 2). The effect of the accounting change was offset as a significant portion of the revalued gas inventory was sold in the 2003 first quarter, thereby increasing gross margins.

Outlook – Energy Marketing & Trading will seek to gradually expand this business in a manner consistent with and complementary to the growth of our other business segments. Gas storage and transportation capacity enhances its ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. This capacity, coupled with the synergies from DTE Energy’s other businesses, positions the segment to capitalize on opportunities for expansion of its market base.

Significant portions of the Energy Marketing & Trading portfolio, although economically hedged, include a combination of derivative financial instruments as well as inventory, owned assets and certain capacity contracts that are not considered derivatives. As a result, Energy Marketing & Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying nonderivative contracts and assets.

ENERGY DISTRIBUTION

Power Distribution

Power Distribution includes the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Power Distribution earnings decreased $31 million during the 2003 first quarter due to a net of tax loss of $14 million on the sale of our unprofitable steam heating business (Note 3) and to higher operation and maintenance expenses, partially offset by higher operating revenues. The increased operation and maintenance expenses are attributable to higher employee pension and healthcare benefit costs and increased costs associated with customer service process improvements, partially offset by lower storm expenses in the 2003 first quarter as compared to the 2002 first quarter.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating revenues	$320	$313
Fuel and Purchased Power	7	9
Operation and Maintenance	183	139
Depreciation and Amortization	62	62
Taxes other than Income	30	31

Operating Income	38	72
Other (Income) and Deductions	44	32
Income Tax Benefit (Provision)	2	(13)

Net Income (Loss)	$(4)	$27

Operating Income as a Percent of Operating Revenues	12%	23%

	Three Months Ended
	March 31

Electric Deliveries	2003	2002
(in Thousands of MWh)
Residential	3,856	3,720
Commercial	4,126	4,342
Industrial	3,085	3,332
Wholesale	576	542
Other	107	112

	11,750	12,048
Electric Choice	1,284	881

Total Electric Sales and Deliveries	13,034	12,929

Outlook – Regulated electric system deliveries are expected to continue to increase in 2003 due to continued territory and economic growth. Operating results are expected to vary as a result of various external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously discussed, Detroit Edison expects to file a rate case in the second quarter of 2003 to address future operating costs and other issues.

In April 2003, a catastrophic ice storm in our service territory resulted in over 400,000 customers losing power and more than 3,300 downed power lines. Restoration expenses will reduce second quarter 2003 net of tax earnings by approximately $15 million. We expect the impact of the storm will be partially offset by the avoidance of other costs throughout the remainder of the year.

Non-regulated

Non-regulated Energy Distribution operations consist primarily of DTE Energy Technologies that markets and distributes a portfolio of distributed generation products, provides application engineering, and monitors and manages generation system operations.

Non-regulated losses increased $1 million during the 2003 first quarter from the comparable 2002 period.

Outlook – DTE Energy Technologies expects to continue the expansion of its product portfolios and support capabilities in North America and the development of marketing relationships in other parts of the world. We plan to develop and launch new products in 2003 that are critical to our plan to increase revenues and generate operating profits by 2004.

ENERGY GAS

Gas Distribution

Gas Distribution operations include gas distribution services primarily provided by MichCon, our gas utility that purchases, stores and distributes natural gas to 1.2 million residential, commercial and industrial customers located throughout Michigan.

Gas Distribution earnings increased $5 million during the 2003 first quarter due primarily to higher operating revenues, which were partially offset by increased operation and maintenance expenses. Higher operating revenues were attributed to colder than normal weather, partially offset by a $26.5 million reserve for the potential disallowance in gas costs pursuant to a March 2003 MPSC order in MichCon’s 2002 GCR plan case. See Note 4 – Regulatory Matters – Gas Industry Restructuring. Increased operation and maintenance expenses were attributed to higher employee pension and health care benefit costs and increased costs associated with customer service process improvements. The income tax provision was favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues	$639	$601
Fuel and Purchased Power	430	391

Gross Margin	209	210
Operation and Maintenance	81	72
Depreciation and Amortization	24	25
Taxes other than Income	17	17

Operating Income	87	96
Other (Income) and Deductions	11	12
Income Tax Provision	(17)	(30)

Net Income	$59	$54

Operating Income as a Percent of Operating Revenues	14%	16%

Outlook – We expect gas restructuring to continue resulting in increased customer choice in the gas sales business. In December 2001, the MPSC issued an order that continues the gas Customer Choice program on a permanent and expanding basis beginning with the conclusion of the three-year temporary program on March 31, 2002. Beginning in April 2003, up to approximately 60% of customers can participate and beginning April 2004, all 1.2 million of MichCon’s gas customers could choose to participate. Since MichCon continues to transport and deliver the gas to the participating customer premises at prices comparable to margins earned on gas sales, customers switching to other suppliers have little impact on MichCon’s earnings. As of March 2003, approximately 160,000 customers were participating in the gas Customer Choice program.

As a result of the continued increase in operating costs, MichCon expects to file a rate case in the latter half of 2003.

Future operating results are expected to vary as a result of factors such as regulatory proceedings, weather and changes in economic conditions.

Non-regulated

Non-regulated operations include the gas and oil production business, and the gas Pipelines & Processing business. Our production business produces gas from proven reserves owned in northern Michigan and sells the gas to the Energy Marketing & Trading segment. Pipelines & Processing has partnership interests in two interstate transmission pipelines, seven carbon dioxide processing facilities and a natural gas storage field, as well as contract rights to another natural gas storage field. The assets of these businesses are primarily supported and optimized by the Energy Marketing & Trading segment.

Non-regulated earnings increased $2 million during the 2003 first quarter from the comparable 2002 period.

Outlook – We expect to further develop our gas production properties in northern Michigan and our pipelines, processing and storage assets to support other DTE Energy businesses. Additionally, we expect to continue exploring opportunities in the coal bed methane gas production business to leverage our production, coal and low cost operating capabilities, skills and experience.

CORPORATE & OTHER

Corporate & Other earnings decreased $68 million for the 2003 first quarter reflecting a $45 million unfavorable adjustment and a $11 million favorable adjustment to normalize the effective income tax rate for the first quarter of 2003 and 2002, respectively. The income tax provisions of the segments are determined on a stand alone basis. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate. The first quarter of 2003 pre-tax earnings were also affected by a $15 million cash contribution to the DTE Energy Foundation which was funded with proceeds received from the sale of ITC (Note 3).

CAPITAL RESOURCES AND LIQUIDITY

	Three Months Ended
	March 31

(in Millions)	2003	2002

Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income, depreciation, depletion, amortization and deferred taxes	$374	$436
Pension contribution	(222)	—
Working capital and other	(18)	(428)

	134	8
Investing activities	543	(196)
Financing activities	(674)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	$3	$(195)

Operating Activities

Net cash from operating activities increased $126 million during the 2003 first quarter as compared to the same 2002 period. The increase reflects a $188 million improvement in working capital and other requirements, partially offset by a decline of $62 million in net income, after adjusting for non-cash items (depreciation, depletion and amortization and deferred taxes). The improvement in working capital requirements reflects an increase in accounts payable balances in 2003 and a reduction in fuel and gas inventories. These improvements were partially offset by higher accounts receivable balances and a $222 million cash contribution to our pension plan in 2003.

Investing Activities

Net cash relating to investing activities improved $739 million in the 2003 first quarter as compared to the same 2002 period primarily due to the sale of ITC and lower cash contractually designated for debt service.

Financing Activities

Net cash used for financing activities increased $667 million during the 2003 first quarter as compared to the same 2002 period due to higher redemptions of long-term debt and a reduction of short-term borrowings primarily from the use of the proceeds of the ITC sale.

In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemption and general corporate purposes.

In April 2003, DTE Energy issued $400 million of 6-3/8% senior notes due in April 2033. In conjunction with this issuance, DTE Energy exchanged $100 million principal amount of existing Enterprises debt due April 2008. The proceeds will be used for debt redemption and general corporate purposes.

ENVIRONMENTAL MATTERS

EPA ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will continue to impact us. Detroit Edison spent approximately $488 million through March 2003 and estimates that it will incur approximately $300 to $400 million of future capital expenditures over the next five to eight years to comply with the existing air quality standards. We expect to file a rate case during 2003 to securitize costs we have incurred to comply with these standards.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements for discussion of new accounting pronouncements.

FAIR VALUE OF CONTRACTS

The following disclosures are voluntary and have been developed through efforts of the Committee of Chief Risk Officers (CCRO), a committee of chief risk officers from companies active in both physical and financial energy trading and marketing. We believe the disclosures provide enhanced transparency of the activities and position of our Energy Trading & Marketing segment.

Roll-Forward of Mark-to-Market Energy Contract Net Assets

The following tables provide details on changes in our mark-to-market (MTM) net asset or (liability) position during 2003.

	Proprietary	Structured	Owned
(in Millions)	Trading (1)	Contracts (2)	Assets (3)	Total

Energy Marketing & Trading Segment
MTM at December 31, 2002	$15	$19	$(50)	$(16)
Cumulative effect adjustment (4)	(2)	(2)	17	13
Reclassification to realized at settlement of contract	(6)	(2)	23	15
Net change in option premiums	8	—	—	8
Other changes in fair value	4	7	(12)	(1)

MTM at March 31, 2003	$19	$22	$(22)	19

Other DTE Energy segments and non-trading activities of the Energy Marketing & Trading segment				(101)

				$(82)

(1)	“Proprietary Trading” represents derivative activity transacted with the intent of capturing profits on forward price movements.

(2)	“Structured Contracts” represent derivative activity transacted with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and end-users. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting trade can be executed.

(3)	“Owned Assets” represent derivative activity associated with assets owned by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Derivatives are generally executed with the intent of locking in and optimizing profits without creating additional risk.

(4)	Excludes the cumulative effect adjustment associated with the change in accounting for gas inventory (Note 2).

	Proprietary	Structured	Owned
(in Millions)	Trading	Contracts	Assets	Eliminations	Total

Current assets	$130	$123	$133	$(15)	$371
Noncurrent assets	25	23	111	(1)	158

Total MTM assets	155	146	244	(16)	529

Current liabilities	(111)	(108)	(147)	15	(351)
Noncurrent liabilities	(25)	(16)	(119)	1	(159)

Total MTM liabilities	(136)	(124)	(266)	16	(510)

Total MTM net assets (liabilities)	$19	$22	$(22)	$—	$19

Maturity of Fair Value of MTM Energy Contract Net Assets

Effective January 1, 2003, we fully reserve all unrealized gains and losses related to periods beyond the liquid trading time frame. Our intent is to recognize mark-to-market activity only when pricing data is obtained from active quotes and published indexes.

The table below shows the maturity of the MTM positions of our energy contracts.

					Total
					Fair
(in Millions)	2003	2004	2005	2006	Value

Proprietary Trading	$20	$—	$(1)	$—	$19
Structured Contracts	14	8	—	—	22
Owned Assets	(12)	(8)	2	(4)	(22)

Total	$22	$—	$1	$(4)	$19

Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

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

Interest Rate Risk

DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). There was no material change in interest rate risk during the first quarter of 2003.

Summary of Sensitivity Analysis

We performed a sensitivity analysis calculating the impact of changes in fair values utilizing applicable forward commodity rates if they occurred at March 31, 2003:

(in Millions)
Activity	Increase of 10%	Decrease of 10%	Change in the fair value of

Gas Contracts	$(7)	$7	Commodity contracts
Power Contracts	$3	$(1)	Commodity contracts

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a – 14(c) and 15d – 14(d)) as of a date within 90 days before the filing of this quarterly report, and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in reports filed under the Exchange Act.

(b) Changes in internal controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date referenced in paragraph (a) above.

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31

(in Millions, Except per Share Amounts)	2003	2002

Operating Revenues	$2,095	$1,894

Operating Expenses
Fuel, purchased power and gas	813	727
Operation and maintenance	755	551
Depreciation, depletion and amortization	197	189
Taxes other than income	97	93

	1,862	1,560

Operating Income	233	334

Other (Income) and Deductions
Interest expense	133	136
Preferred stock dividends of subsidiaries	6	8
Interest income	(8)	(5)
Other income	(13)	(9)
Other expenses	33	15

	151	145

Income Before Income Taxes	82	189
Income Tax Benefit	(26)	(3)

Income from Continuing Operations	108	192

Discontinued Operations – ITC (Note 3):
Income from operations	5	8
Gain on sale	69	—

	74	8

Cumulative Effect of Accounting Changes (Note 2):
Asset retirement obligations	(11)	—
Energy trading activities	(16)	—

	(27)	—

Net Income	$155	$200

Basic Earnings per Common Share
Income from continuing operations	$.65	$1.20
Discontinued operations	.44	.05
Cumulative effect of accounting changes	(.17)	—

Total	$.92	$1.25

Diluted Earnings per Common Share
Income from continuing operations	$.64	$1.19
Discontinued operations	.44	.05
Cumulative effect of accounting changes	(.16)	—

Total	$.92	$1.24

Average Common Shares
Basic	167	161
Diluted	168	161
Dividends Declared per Common Share	$.515	$.515

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	March 31	December 31
(in Millions)	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$136	$133
Restricted cash	90	237
Accounts receivable
Customer (less allowance for doubtful accounts of $89 and $82, respectively)	1,188	902
Accrued unbilled revenues	222	296
Other	318	237
Inventories
Fuel and gas	218	413
Materials and supplies	161	163
Assets from risk management and trading activities	374	224
Other	178	159

	2,885	2,764

Investments
Nuclear decommissioning trust funds	423	417
Other	488	487

	911	904

Property
Property, plant and equipment	17,470	17,862
Less accumulated depreciation and depletion	(7,812)	(8,049)

	9,658	9,813

Other Assets
Goodwill	2,075	2,119
Regulatory assets (Notes 2 and 4)	2,057	1,197
Securitized regulatory assets	1,591	1,613
Assets from risk management and trading activities	162	152
Prepaid pension assets	175	172
Other	515	504

	6,575	5,757

Total Assets	$20,029	$19,238

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	March 31	December 31
	2003	2002

(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$839	$647
Accrued interest	120	115
Dividends payable	90	90
Accrued payroll	29	49
Short-term borrowings	31	414
Current portion of long-term debt, including capital leases	864	1,018
Liabilities from risk management and trading activities	417	284
Other	682	596

	3,072	3,213

Other Liabilities
Deferred income taxes	1,126	916
Regulatory liabilities	182	179
Asset retirement obligations (Note 2)	828	—
Unamortized investment tax credit	165	168
Liabilities from risk management and trading activities	201	208
Liabilities from transportation and storage contracts	508	523
Accrued pension liability	380	582
Nuclear decommissioning	54	416
Other	721	683

	4,165	3,675

Long-Term Debt
Mortgage bonds, notes and other	5,640	5,656
Securitization bonds	1,539	1,585
Equity-linked securities	189	191
Capital lease obligations	81	82

	7,449	7,514

Contingencies (Notes 4 and 7)
Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	271	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,731,242 and 167,462,430 shares issued and outstanding, respectively	3,063	3,052
Retained earnings	2,206	2,132
Accumulated other comprehensive loss	(197)	(619)

	5,072	4,565

Total Liabilities and Shareholders’ Equity	$20,029	$19,238

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31

	2003	2002

(in Millions)
Operating Activities
Net Income	$155	$200
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	201	194
Deferred income taxes	18	42
Gain on sale of assets, net	(136)	—
Cumulative effect of accounting changes	27	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(131)	(428)

Net cash from operating activities	134	8

Investing Activities
Plant and equipment expenditures – regulated	(191)	(162)
Plant and equipment expenditures – non-regulated	(20)	(68)
Proceeds from sales of assets	628	7
Restricted cash for debt redemptions	147	62
Other investments	(21)	(35)

Net cash from (used for) investing activities	543	(196)

Financing Activities
Issuance of long-term debt	199	—
Redemption of long-term debt	(417)	(181)
Issuance of preferred securities	—	180
Redemption of preferred securities	—	(180)
Short-term borrowings, net	(384)	261
Issuance of common stock	10	—
Dividends on common stock	(86)	(84)
Other	4	(3)

Net cash used for financing activities	(674)	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	3	(195)
Cash and Cash Equivalents at Beginning of the Period	133	268

Cash and Cash Equivalents at End of the Period	$136	$73

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2003	167,462	$3,052	$2,132	$(619)	$4,565

Net income	—	—	155	—	155
Issuance of new shares	319	14	—	—	14
Dividends declared on common stock	—	—	(86)	—	(86)
Repurchase and retirement of common stock	(50)	(1)	(1)	—	(2)
Pension obligations (Note 4)	—	—	—	417	417
Net change in unrealized losses on derivatives, net of tax	—	—	—	5	5
Other	—	(2)	6	—	4

Balance, March 31, 2003	167,731	$3,063	$2,206	$(197)	$5,072

The following table displays other comprehensive income (loss) for the three-month periods ended March 31:

(in Millions)	2003	2002

Net income	$155	$200

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $3 and $(15), respectively	5	(28)
Amounts reclassified to earnings, net of taxes of $1	—	2

	5	(26)
Pension obligations, net of taxes of $224 (Note 4)	417	—

	422	(26)

Comprehensive income	$577	$174

See Notes to Consolidated Financial Statements (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2002 Annual Report to the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The consolidated financial statements are unaudited, but in our opinion include all adjustments necessary for a fair statement of the results for the interim periods. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

We reclassified some prior year balances to match the current year’s presentation.

Stock-Based Compensation

We have a stock-based employee compensation plan. The plan permits the awarding of various stock awards, including options, restricted stock and performance shares. We account for stock awards under the plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The recognition provisions under SFAS No. 123,“Accounting for Stock-Based Compensation,” require the recording of compensation expense for stock options equal to their fair value at date of grant as determined using an option pricing model. The following table illustrates the effect on net income and earnings per share if we had recorded compensation expense for options granted under the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	March 31

(in Millions, except per share amounts)	2003	2002

Net Income As Reported	$155	$200
Less: Total Stock-based Expense (1)	(2)	(2)

Pro Forma Net Income	$153	$198

Earnings Per Share
Basic – as reported	$.92	$1.25

Basic – pro forma	$.91	$1.24

Diluted – as reported	$.92	$1.24

Diluted – pro forma	$.91	$1.23

(1)	Expense determined using a Black-Scholes based option pricing model.

Issuance of Stock by Equity Investees

In 1997, DTE Energy and Mechanical Technology Incorporated formed Plug Power Inc. to design and develop on-site electric fuel cell power generation systems. Since Plug Power is considered a development stage company, generally accepted accounting principles require us to record gains and losses from Plug Power stock issuances as an adjustment to equity. In March 2003, Plug Power issued approximately 8.95 million shares of common stock in conjunction with its acquisition of H Power Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of Plug Power’s common stock issuance, we recorded an increase of $8 million in our investment and an after-tax increase of $5 million to equity. At March 31, 2003, we owned approximately 24% of Plug Power’s common stock.

Consolidated Statement of Cash Flows

We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(335)	$(66)
Accrued unbilled receivables	74	2
Accrued gas cost recovery revenue	(22)	(55)
Inventories	193	1
Accrued/Prepaid pensions	(205)	(16)
Accounts payable	192	(80)
Income taxes payable	(26)	(54)
General taxes	2	(27)
Risk management and trading activities	(35)	75
Gas inventory equalization	150	67
Other	(119)	(275)

	$(131)	$(428)

Other cash and non-cash investing and financing activities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31

(in Millions)	2003	2002

Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$128	$133
Income taxes paid	25	55

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Asset Retirement Obligations - On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

We have identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and 2 nuclear plants. To a lesser extent, we have retirement obligations for our synthetic fuel operations, gas production facilities, asphalt plant, gas gathering facilities and various other operations. As to regulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

operations, we believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

As a result of adopting SFAS No. 143, we recorded a plant asset of $306 million with offsetting accumulated depreciation of $106 million, a retirement obligation liability of $815 million and reversed previously recognized obligations of $377 million. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $11 million (net of taxes of $6 million).

The impact on the first quarter of 2003 of SFAS No. 143 reduced earnings from continuing operations by $1.2 million or $.01 per diluted share. Additionally, had SFAS No. 143 been adopted at January 1, 2002 the pro forma effect on earnings for the first quarter of 2002 would have been a charge against earnings of $1.2 million or $.01 per diluted share.

A reconciliation of the asset retirement obligation for the first quarter of 2003 follows:

(in Millions)
Asset Retirement Obligation at January 1, 2003	$815
Accretion	13

Asset Retirement Obligation at March 31, 2003	$828

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

Energy Trading Activities – Under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” companies were required to use mark-to-market accounting for contracts utilized in energy trading activities. EITF Issue No. 98-10 was rescinded in October 2002, and energy trading contracts must now be reviewed to determine if they meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated as a hedge. SFAS No. 133 also requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. Energy trading contracts not meeting the definition of a derivative are accounted for under settlement accounting, effective October 25, 2002 for new contracts and effective January 1, 2003 for existing contracts.

Additionally, inventory utilized in energy trading activities accounted for under the fair value method of accounting as prescribed by Accounting Research Bulletin (ARB) No. 43 is no longer permitted. DTE Energy’s Energy Marketing & Trading segment uses gas inventory in its trading operations and switched to the average cost inventory accounting method in January 2003.

Effective January 1, 2003, DTE Energy no longer applies EITF Issue No. 98-10 to energy contracts and ARB No. 43 to gas inventory. As a result of discontinuing the application of these accounting principles, we recorded a cumulative effect of accounting change that reduced net income for the first quarter of 2003 by $16 million (net of taxes of $9 million.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – DISPOSITIONS

Disposition of Detroit Edison’s Steam Heating Business

In January 2003, we sold Detroit Edison’s steam heating business to Thermal Ventures II, LLP. This disposition is consistent with DTE Energy’s strategy to divest non-strategic assets. Due to the continuing involvement of Detroit Edison in the steam heating business, including the commitment to purchase $176 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we recorded a net of tax loss of $14 million in the first quarter of 2003. As a result of our continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and net losses of $12 million in 2002, net income of $3 million in 2001 and a net loss of $18 million in 2000.

Disposition of International Transmission Company – Discontinued Operation

In December 2002, we entered into a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners, LLC to sell ITC for $610 million in cash. The sale closed on February 28, 2003 following approval of the transaction by the FERC and resolution of all other contingencies and generated a preliminary net of tax gain of $69 million. The sale price can be increased or decreased based upon a review of ITC’s closing date balance sheet. This review and adjustment is expected to be completed during the third quarter of 2003.

The FERC has encouraged integrated electric utilities to transfer operating control of their transmission facilities to independent operators or sell the facilities to an independent company. DTE Energy’s decision to sell ITC is consistent with our strategic view that maximization of shareholder value and high levels of customer service are best achieved with assets we own, operate and exercise significant control. As provided in FERC regulations, Detroit Edison continues to have fair and open access to Michigan’s electric transmission network. The ITC electric transmission system continues to be operated by the Midwest Independent System Operator, a regional transmission operator. ITC received FERC approval to cap transmission rates charged to Detroit Edison’s customers at current levels until December 31, 2004. Thereafter, rates are subject to adjustment by the FERC.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the results of operations of a component of an entity that has been disposed of should be reported as a discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As a result, we have reported the operations of ITC as a discontinued operation for the periods ended March 31, as shown in the following table:

(In Millions)	2003	2002

Revenues (1)	$21	$26
Expenses (2)	13	13

Operating income	8	13
Income taxes	3	5

Income from discontinued operations	$5	$8

(1)	Includes intercompany revenues of $18 million for 2003 and $24 million for 2002.

(2)	Excludes general corporate overhead costs that were previously allocated to ITC. Includes $1 million in imputed interest for both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITC had net fixed assets of approximately $390 million at February 28, 2003 and December 31, 2002. For segment reporting purposes, ITC was reported as a component of Energy Distribution – Regulated Power Distribution and Transmission. In conjunction with the sale of ITC, approximately $44 million of goodwill allocated to this segment was written off and reduced the preliminary net of tax gain of $69 million.

NOTE 4 – REGULATORY MATTERS

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs - In June 2000, PA 141 became effective. PA 141 provided Detroit Edison with the right to recover stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing electric Customer Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs, associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Michigan Court of Appeals, challenging the legality of specific aspects of the MPSC order. The Court of Appeals has not yet issued a decision on this appeal.

In May 2002, Detroit Edison submitted its 2002 net stranded cost filing with the MPSC. The filing provides refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, seeks more timely recovery of net stranded costs, and addresses issues raised by the continuation of securitization offsets and rate reduction equalization credits. Detroit Edison’s filing supports the following conclusions: (i) Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001; (ii) Detroit Edison requested recovery of 2001 net stranded costs through the use of excess securitization savings; (iii) Detroit Edison expects to incur additional net stranded costs in 2002 and 2003 as a result of increased electric Customer Choice participation; and (iv) Detroit Edison recommended that a pro-forma or forward looking transition charge be approved for billing during the remainder of 2002 and for 2003 to eliminate the time lag between the occurrence and recovery of net stranded costs inherent in the methodology approved in the December 2001 order. In November 2002, the MPSC Staff and other interveners submitted their 2002 net stranded cost filings. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million representing 2002 net stranded costs and the deferral of environmental expenditures recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $13 million, net of taxes. In the first quarter of 2003, Detroit Edison recorded a regulatory asset of $12 million representing net stranded costs and deferred environmental expenditures, which increased after tax earnings by $8 million. The MPSC has not yet acted upon this Detroit Edison filing.

Gas Industry Restructuring

Through December 2001, MichCon was operating under an MPSC-approved Regulatory Reform Plan, which included a comprehensive experimental three-year gas Customer Choice program, a Gas Sales Program and an income sharing mechanism. MichCon returned to a GCR mechanism in January 2002 when the Gas Sales Program expired. Under the GCR mechanism, the gas commodity component of MichCon’s gas sales rates is designed to recover the actual costs of gas purchases. In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. As of December 31, 2002, MichCon has accrued a $22 million regulatory asset representing the under-recovery of actual gas costs incurred. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. On March 12, 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. Although we have recorded a $26.5 million reserve in the first quarter of 2003 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case. In addition, we have filed an appeal of the March 12, 2003 MPSC order with the Michigan Court of Appeals.

In December 2001, the MPSC also approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers are eligible and by April 2004, all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MichCon’s 1.2 million customers can participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the gas Customer Choice program. As of March 2003, approximately 160,000 customers are participating in the gas Customer Choice program.

Minimum Pension Liability

In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff discussions, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. Accordingly, we reclassified approximately $641 million ($417 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset as of March 31, 2003.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 5 – EARNINGS PER SHARE

We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income before accounting changes by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Diluted earnings per share assumes the exercise of stock options, vesting of non-vested stock awards and the issuance of performance share awards. A reconciliation of both calculations for the 2003 and 2002 first quarter is presented in the table below:

	Three Months Ended
	March 31

(Thousands, except per share amounts)	2003	2002

Basic Earnings Per Share
Income from continuing operations	$108,018	$192,184

Average number of common shares outstanding	167,242	160,725

Earnings per share of common stock based on weighted average number of shares outstanding	$.65	$1.20

Diluted Earnings Per Share
Income from continuing operations	$108,018	$192,184

Average number of common shares outstanding	167,242	160,725
Incremental shares from stock based awards	715	640

Average number of dilutive shares outstanding	167,957	161,365

Earnings per share of common stock assuming issuance of incremental shares	$.64	$1.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – LONG -TERM DEBT

In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033.

In April 2003, DTE Energy issued $400 million of 6-3/8% senior notes due in April 2033. In conjunction with this issuance, DTE Energy exchanged $100 million principal amount of existing Enterprises debt due April 2008. The exchange premium and other costs associated with the original debt will be deferred and amortized to interest expense over the term of the new debt.

NOTE 7 – CONTINGENCIES

We purchase and sell electricity, gas and coke to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, including, without limitation, certain Enron Corporation affiliates, National Steel Company and Bethlehem Steel Company. At March 31, 2003, we had approximately $65 million of accounts receivable and approximately $40 million of accounts payable with these bankrupt companies. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

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

See Note 4 for a discussion of contingencies related to Regulatory Matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – SEGMENT INFORMATION

DTE Energy has the following nine reportable segments. Inter-segment revenues are not material.

	Three Months Ended
	March 31

(in Millions)	2003	2002

Operating Revenues
Energy Resources
Regulated – Power Generation	$617	$617

Non-regulated
Energy Services	230	128
Energy Marketing & Trading	307	203
Other	51	36

Total Non-regulated	588	367

	1,205	984

Energy Distribution
Regulated – Power Distribution	320	313
Non-regulated	5	4

	325	317

Energy Gas
Regulated – Gas Distribution	639	601
Non-regulated	21	22

	660	623

Corporate & Other	3	—
Reconciliations & Eliminations	(98)	(30)

Total
Regulated	1,576	1,531
Non-regulated (1)	519	363

	$2,095	$1,894

(1)	Includes Corporate & Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended
	March 31

(in Millions)	2003	2002

Net Income (Loss)
Energy Resources
Regulated – Power Generation	$25	$61

Non-regulated
Energy Services	51	32
Energy Marketing & Trading	44	18
Other	—	—

Total Non-regulated	95	50

	120	111

Energy Distribution
Regulated – Power Distribution	(4)	27
Non-regulated	(4)	(3)

	(8)	24

Energy Gas
Regulated – Gas Distribution	59	54
Non-regulated	8	6

	67	60

Corporate & Other	(71)	(3)

Income from Continuing Operations
Regulated	80	142
Non-regulated (1)	28	50

	108	192
Discontinued Operations	74	8
Cumulative Effect of Accounting Changes	(27)	—

Net Income	$155	$200

Diluted Earnings (Loss) per Share
Regulated	$.48	$.88
Non-regulated (1)	.16	.31

Income from Continuing Operations	.64	1.19
Discontinued Operations	.44	.05
Cumulative Effect of Accounting Changes	(.16)	—

Net Income	$.92	$1.24

(1)	Includes Corporate & Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total
(in Millions)
Operating Revenues	$—	$894	$1,264	$(63)	$2,095

Operating Expenses
Fuel, purchased power and gas	—	627	246	(60)	813
Operation and maintenance	(65)	130	693	(3)	755
Depreciation, depletion and amortization	—	30	167	—	197
Taxes other than income	—	19	78	—	97

	(65)	806	1,184	(63)	1,862

Operating Income	65	88	80	—	233

Other (Income) and Deductions
Interest expense	44	21	81	(13)	133
Preferred stock dividends of subsidiaries	—	2	4	—	6
Interest income	(10)	(3)	(8)	13	(8)
Other income	(105)	(5)	(8)	105	(13)
Other expense	15	(1)	19	—	33

	(56)	14	88	105	151

Income Before Income Taxes	121	74	(8)	(105)	82
Income Tax Provision (Benefit)	35	32	(93)	—	(26)

Income from Continuing Operations	86	42	85	(105)	108
Discontinued Operations
Income from operations	—	—	5	—	5
Gain on sale	69	—	—	—	69

	69	—	5	—	74
Cumulative Effect of Accounting Changes
Asset retirement obligations	—	(2)	(9)	—	(11)
Energy trading activities	—	(13)	(3)	—	(16)

	—	(15)	(12)	—	(27)

Net Income	$155	$27	$78	$(105)	$155

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Operating Revenues	$—	$795	$1,113	$(14)	$1,894

Operating Expenses
Fuel, purchased power and gas	—	536	202	(11)	727
Operation and maintenance	(25)	84	489	3	551
Depreciation, depletion and amortization	—	30	159	—	189
Taxes other than income	—	19	74	—	93

	(25)	669	924	(8)	1,560

Operating Income	25	126	189	(6)	334

Other (Income) and Deductions
Interest expense	39	25	82	(10)	136
Preferred stock dividends of subsidiaries	—	5	3	—	8
Interest income	(7)	(4)	(4)	10	(5)
Other income	(194)	(7)	(2)	194	(9)
Other expense	—	1	14	—	15

	(162)	20	93	194	145

Income Before Income Taxes	187	106	96	(200)	189
Income Tax Provision (Benefit)	(13)	38	(28)	—	(3)

Income from Continuing Operations	200	68	124	(200)	192
Discontinued Operations
Income from operations	—	—	8	—	8

Net Income	$200	$68	$132	$(200)	$200

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	March 31, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
(in Millions, Except Shares)	Company	Enterprises	Subsidiaries	Reclasses	Total

ASSETS
Current Assets
Cash and cash equivalents	$15	$14	$107	$—	$136
Restricted cash	—	—	90	—	90
Accounts receivable
Customer, less allowance for doubtful accounts	—	520	668	—	1,188
Accrued unbilled revenues	—	75	147	—	222
Other	1,517	601	456	(2,256)	318
Inventories
Fuel and gas	—	56	162	—	218
Materials and supplies	—	17	144	—	161
Assets from risk management and trading activities	—	178	198	(2)	374
Other	95	119	40	(76)	178

	1,627	1,580	2,012	(2,334)	2,885

Investments
Nuclear decommissioning trust funds	—	—	423	—	423
Other	6,301	438	284	(6,535)	488

	6,301	438	707	(6,535)	911

Property
Property, plant and equipment	—	3,713	13,760	(3)	17,470
Less accumulated depreciation and depletion	—	(2,082)	(5,730)	—	(7,812)

	—	1,631	8,030	(3)	9,658

Other Assets
Goodwill	—	2,036	39	—	2,075
Regulatory assets	—	45	2,012	—	2,057
Securitized regulatory assets	—	—	1,591	—	1,591
Assets from risk management and trading activities	—	144	18	—	162
Prepaid pension assets	—	175	—	—	175
Other	9	204	303	(1)	515

	9	2,604	3,963	(1)	6,575

Total Assets	$7,937	$6,253	$14,712	$(8,873)	$20,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$88	$479	$585	$(313)	$839
Accrued interest	49	17	56	(2)	120
Dividends payable	87	1	76	(74)	90
Accrued payroll	—	6	23	—	29
Short-term borrowings	420	414	997	(1,800)	31
Current portion of long-term debt, including capital leases	400	327	137	—	864
Liabilities from risk management and trading activities	—	261	158	(2)	417
Other	371	280	31	—	682

	1,415	1,785	2,063	(2,191)	3,072

Other Liabilities
Deferred income taxes	(385)	(303)	1,815	(1)	1,126
Regulatory liabilities	—	142	40	—	182
Asset retirement obligations	—	21	807	—	828
Unamortized investment tax credit	—	22	143	—	165
Liabilities from risk management and trading activities	—	190	11	—	201
Liabilities from transportation and storage contracts	—	508	—	—	508
Accrued pension liability	—	—	380	—	380
Nuclear decommissioning	—	—	54	—	54
Other	(87)	188	777	(157)	721

	(472)	768	4,027	(158)	4,165

Long-Term Debt
Mortgage bonds, notes and other	1,733	779	3,313	(185)	5,640
Securitization bonds	—	—	1,539	—	1,539
Equity-linked securities	189	—	—	—	189
Capital lease obligations	—	1	80	—	81

	1,922	780	4,932	(185)	7,449

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	97	174	—	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,731,242 shares issued and outstanding	3,063	3,192	2,383	(5,575)	3,063
Retained earnings	2,206	(117)	1,133	(1,016)	2,206
Accumulated other comprehensive loss	(197)	(252)	—	252	(197)

	5,072	2,823	3,516	(6,339)	5,072

Total Liabilities and Shareholders’ Equity	$7,937	$6,253	$14,712	$(8,873)	$20,029

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
(in Millions, Except Shares)	Company	Enterprises	Subsidiaries	Reclasses	Total

ASSETS
Current Assets
Cash and cash equivalents	$21	$12	$100	$—	$133
Restricted cash	—	—	237	—	237
Accounts receivable
Customer, less allowance for doubtful accounts	—	301	601	—	902
Accrued unbilled revenues	—	119	177	—	296
Other	778	150	436	(1,127)	237
Inventories
Fuel and gas	—	219	194	—	413
Materials and supplies	—	19	144	—	163
Assets from risk management and trading activities	—	78	146	—	224
Other	22	118	21	(2)	159

	821	1,016	2,056	(1,129)	2,764

Investments
Nuclear decommissioning trust funds	—	—	417	—	417
Other	6,313	436	577	(6,839)	487

	6,313	436	994	(6,839)	904

Property
Property, plant and equipment	—	3,679	14,186	(3)	17,862
Less accumulated depreciation and depletion	—	(2,051)	(5,998)	—	(8,049)

	—	1,628	8,188	(3)	9,813

Other Assets
Goodwill	—	2,080	39	—	2,119
Regulatory assets	—	45	1,152	—	1,197
Securitized regulatory assets	—	—	1,613	—	1,613
Assets from risk management and trading activities	—	133	19	—	152
Prepaid pension assets	—	172	—	—	172
Other	11	189	306	(2)	504

	11	2,619	3,129	(2)	5,757

Total Assets	$7,145	$5,699	$14,367	$(7,973)	$19,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73	$307	$551	$(284)	$647
Accrued interest	17	18	83	(3)	115
Dividends payable	86	1	76	(73)	90
Accrued payroll	—	9	40	—	49
Short-term borrowings	440	450	274	(750)	414
Current portion of long-term debt, including capital leases	400	259	359	—	1,018
Liabilities from risk management and trading activities	—	159	126	(1)	284
Other	83	104	409	—	596

	1,099	1,307	1,918	(1,111)	3,213

Other Liabilities
Deferred income taxes	(339)	(305)	1,561	(1)	916
Regulatory liabilities	—	142	37	—	179
Unamortized investment tax credit	—	22	146	—	168
Liabilities from risk management and trading activities	—	199	9	—	208
Liabilities from transportation and storage contracts	—	523	—	—	523
Accrued pension liability	—	21	561	—	582
Nuclear decommissioning	—	—	416	—	416
Other	(104)	146	1,032	(391)	683

	(443)	748	3,762	(392)	3,675

Long-Term Debt
Mortgage bonds, notes and other	1,733	738	3,371	(186)	5,656
Securitization bonds	—	—	1,585	—	1,585
Equity-linked securities	191	—	—		191
Capital lease obligations	—	2	80	—	82

	1,924	740	5,036	(186)	7,514

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	97	174	—	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,462,430 shares issued and outstanding	3,052	3,191	2,711	(5,902)	3,052
Retained earnings	2,132	(131)	1,185	(1,054)	2,132
Accumulated other comprehensive loss	(619)	(253)	(419)	672	(619)

	4,565	2,807	3,477	(6,284)	4,565

Total Liabilities and Shareholders’ Equity	$7,145	$5,699	$14,367	$(7,973)	$19,238

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2003

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$199	$346	$(324)	$(87)	$134

Investing Activities
Plant and equipment expenditures regulated	—	(14)	(177)	—	(191)
Plant and equipment expenditures non-regulated	—	(8)	(12)	—	(20)
Proceeds from sale of assets	610	—	18	—	628
Restricted cash for debt redemptions	—	—	147	—	147
Capital contribution to subsidiary	(170)	—	—	170	—
Other investments	(546)	(385)	28	882	(21)

Net cash from (used for) investing activities	(106)	(407)	4	1,052	543

Financing Activities
Issuance of long-term debt	—	199	—	—	199
Redemption of long-term debt	(2)	(88)	(327)	—	(417)
Short-term borrowings, net	(21)	(36)	554	(881)	(384)
Capital contribution by parent company	—	—	170	(170)	—
Issuance of common stock, net	10	—	—	—	10
Dividends on common stock	(86)	(12)	(74)	86	(86)
Other	—	—	4		4

Net cash from (used for) financing activities	(99)	63	327	(965)	(674)

Net Increase (Decrease) in Cash and Cash Equivalents	(6)	2	7	—	3
Cash and Cash Equivalents at Beginning of Period	21	12	100	—	133

Cash and Cash Equivalents at End of Period	$15	$14	$107	$—	$136

DTE ENERGY COMPANY
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2002

	DTE	DTE		Eliminations
	Energy	Energy	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

(in Millions)
Net Cash From (Used For) Operating Activities	$(97)	$349	$(170)	$(74)	$8

Investing Activities
Plant and equipment expenditures — regulated		(17)	(145)		(162)
Plant and equipment expenditures — non-regulated	—	(8)	(60)	—	(68)
Proceeds from sale of assets	—	7	—	—	7
Restricted cash for debt redemptions	—	—	62	—	62
Other investments	—	(1)	(34)	—	(35)

Net cash from (used for) investing activities	—	(19)	(177)	—	(196)

Financing Activities
Redemption of long-term debt	—	(91)	(90)	—	(181)
Issuance of preferred securities	—	—	180	—	180
Redemption of preferred securities	—	(180)	—	—	(180)
Short-term borrowings, net	189	(58)	130	—	261
Dividends on common stock	(84)	—	(74)	74	(84)
Other	(2)		(1)		(3)

Net cash from (used for) financing activities	103	(329)	145	74	(7)

Net Increase (Decrease) in Cash and Cash Equivalents	6	1	(202)	—	(195)
Cash and Cash Equivalents at Beginning of the Period	8	9	251	—	268

Cash and Cash Equivalents at End of the Period	$14	$10	$49	$—	$73

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations, cash flows and changes in shareholders’ equity and comprehensive income for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of DTE Energy Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for the year then ended (not presented herein); and in our report dated February 11, 2003 (February 28, 2003 as to Note 21 and March 12, 2003 as to Note 22), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 2, 2003

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description

4(o)	Supplemental Indenture dated as of April 1, 2003, Supplementing the Amended and Restated Indenture dated as of April 9, 2001 providing for 2003 Series A 6 3/8% Senior Notes Due 2033

10-49	DTE Energy Affiliates Nonqualified Plans Master Trust effective May 1, 2003

15-12	Awareness Letter of Deloitte & Touche LLP

99-11	Chief Executive Officer Certification of Periodic Report

99-12	Chief Financial Officer Certification of Periodic Report

(b)	Reports on Form 8-K.

We filed a report on Form 8-K during the first quarter ended March 31, 2003, dated February 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date:	May 14, 2003	/s/ DANIEL G. BRUDZYNSKI

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY F. EARLEY, JR.	Date:	May 14, 2003
Anthony F. Earley, Jr. Chairman, President, Chief Executive and Chief Operating Officer of DTE Energy Company

FORM 10-Q CERTIFICATION

I, David E. Meador, Senior Vice President and Chief Financial Officer of DTE Energy Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DTE Energy Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID E. MEADOR	Date:	May 14, 2003
David E. Meador Senior Vice President and Chief Financial Officer of DTE Energy Company

DTE Energy Company
Quarterly Report on Form 10-Q for Quarter Ended March 31, 2003
File No. 1-11607

Exhibit Index

Exhibit
Number	Description

4(o)	Supplemental Indenture dated as of April 1, 2003, Supplementing the Amended and Restated Indenture dated as of April 9, 2001 providing for 2003 Series A 6 3/8% Senior Notes Due 2033

10-49	DTE Energy Affiliates Nonqualified Plans Master Trust effective May 1, 2003

15-12	Awareness Letter of Deloitte & Touche LLP

99-11	Chief Executive Officer Certification of Periodic Report

99-12	Chief Financial Officer Certification of Periodic Report