Form 10-Q
period 2003-09-30
DTE ENERGY CO
filed 2003-11-07
CIK 936340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☑     No ☐

      At September 30, 2003, 168,301,400 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DEFINITIONS
FORWARD-LOOKING STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTROLS AND PROCEDURES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (Unaudited)
CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
INDEPENDENT ACCOUNTANTS’ REPORT
OTHER INFORMATION
Legal Proceedings
Exhibits and Reports on Form 8-K
SIGNATURE
Awareness of Deloitte & Touche LLP
Chief Executive Officer Section 302 Certification
Chief Financial Officer Section 302 Certification
Chief Executive Officer Section 906 Certification
Chief Financial Officer Section 906 Certification
364-Day Credit Agreement
Three Year Credit Agreement

DTE ENERGY COMPANY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

		Page
		Number

Definitions		2
Forward-Looking Statements		3
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Operations	19
	Consolidated Statement of Financial Position	20
	Consolidated Statement of Cash Flows	22
	Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income	23
	Notes to Consolidated Financial Statements	24
	Independent Accountants’ Report	46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 6.	Exhibits and Reports on Form 8-K	47
Signature		48

DEFINITIONS

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

Enterprises	DTE Enterprises, Inc. (successor to MCN Energy) and subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour

PLR	A private letter ruling issued by the Internal Revenue Service interpreting a statute or administrative rule and its application to a particular set of facts and circumstances, typically addressing an unusual or complex transaction.

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates.

Section 29 Tax Credits	Tax credits authorized under Section 29 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

Synfuels	Synthetic fuels produced by chemically modifying and binding particles of coal to produce a fuel that is used for power generation and coke production.

FORWARD-LOOKING STATEMENTS

      Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to customers;

•	economic climate and growth in the geographic areas where we do business;

•	environmental issues, including changes in the climate, and regulations;

•	nuclear regulations and risks associated with nuclear operations;

•	ability to utilize Section 29 tax credits and sell interests in facilities producing such credits;

•	implementation of Customer Choice programs;

•	implementation of electric and gas utility restructuring in Michigan;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	capital market conditions and access to capital markets and other financing efforts that can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost of fuel, purchased power and natural gas;

•	effects of competition;

•	impact of FERC and MPSC proceedings and regulations;

•	contributions to earnings by non-regulated businesses;

•	changes in federal or state tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	ability to recover costs through rate increases;

•	property insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations; and

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other related business issues.

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

DTE ENERGY COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      We had income of $176 million in the 2003 third quarter, or $1.04 per diluted share, compared to income of $161 million, or $.96 per diluted share, for the 2002 third quarter. For the nine-month period, our income was $292 million, or $1.73 per diluted share, compared to income of $429 million, or $2.62 per diluted share, for the same 2002 period. The comparability of earnings was impacted by the sale of our transmission business, International Transmission Company (ITC), and the adoption of two new accounting rules in the 2003 first quarter. Upon selling ITC in February 2003, we classified this business as a discontinued operation. Earnings from this discontinued operation decreased by $26 million in the 2003 third quarter, whereas earnings increased by $31 million in the 2003 nine-month period reflecting a $63 million net of tax gain recorded on the sale. As required by generally accepted accounting principles, on January 1, 2003 we adopted new accounting rules for asset retirement obligations and energy trading activities as discussed in Note 2. The cumulative effect of adopting these new accounting rules reduced earnings for the 2003 nine-month period by $27 million.

      Excluding discontinued operations and the cumulative effect of accounting changes, our income from continuing operations for the 2003 third quarter was $180 million or $1.06 per diluted share, compared to income of $139 million, or $.83 per diluted share, in the 2002 third quarter. For the 2003 nine-month period, we had income from continuing operations of $251 million, or $1.49 per diluted share, compared to income of $392 million, or $2.39 per diluted share, for the same 2002 period. The table below details several significant items impacting comparability, which increased earnings by $66 million, or $.39 per diluted share, and $19 million, or $.11 per diluted share, for the third quarter of 2003 and 2002, respectively. Significant items also impacted the 2003 and 2002 nine-month periods reducing earnings by $111 million, or $.66 per diluted share, and increasing earnings by $5 million, or $.03 per diluted share, respectively.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions, except per share
	amounts)
Significant Items Impacting Comparability
Energy Resources —
August 2003 blackout costs(1)	$(16)	$—	$(16)	$—
Margins resulting from accounting change(2)	—	—	16	—
Energy Distribution —
Loss on sale of steam business(3)	—	—	(14)	—
Energy Gas —
Disallowance of gas costs(4)	—	—	(17)	—
Corporate —
Contribution to DTE Energy Foundation(5)	—	—	(10)	—
Tax credit driven normalization(6)	82	19	(70)	5

Increase (Decrease) in Net Income (Loss)	$66	$19	$(111)	$5

Increase (Decrease) in Diluted Earnings (Loss) Per Share	$.39	$.11	$(.66)	$.03

(1)	Costs associated with the August 2003 blackout (Note 4).

(2)	DTE Energy realized additional margins as a result of the change in accounting for energy trading activities (Note 2).

(3)	The Detroit Edison steam heating business was sold in January 2003 (Note 3).

(4)	MichCon established a reserve for the potential disallowance of procured gas costs (Note 4).

(5)	DTE Energy used a portion of the proceeds from the ITC sale to fund the DTE Energy Foundation.

(6)	Quarterly tax adjustment to DTE Energy’s effective tax rate. Annual results are not affected.

      As discussed in DTE Energy’s 2002 Annual Report on Form 10-K, we operate our business through nine reportable segments. The following tables and related discussion depict the operations of each of these segments.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Net Income (Loss)
Energy Resources
Regulated — Power Generation	$61	$54	$132	$171

Non-regulated
Energy Services	23	45	151	107
Energy Marketing & Trading	23	(1)	52	12
Other	(1)	1	(1)	—

Total Non-regulated	45	45	202	119

	106	99	334	290

Energy Distribution
Regulated — Power Distribution	35	51	15	97
Non-regulated	(3)	(4)	(12)	(11)

	32	47	3	86

Energy Gas
Regulated — Gas Distribution	(45)	(23)	5	30
Non-regulated	12	6	26	20

	(33)	(17)	31	50

Corporate & Other	75	10	(117)	(34)

Income from Continuing Operations
Regulated	51	82	152	298
Non-regulated(1)	129	57	99	94

	180	139	251	392

Discontinued Operations	(4)	22	68	37
Cumulative Effect of Accounting Changes	—	—	(27)	—

Net Income	$176	$161	$292	$429

Diluted Earnings (Loss) per Common Share
Regulated	$.30	$.49	$.91	$1.82
Non-regulated(1)	.76	.34	.58	.57

Income from Continuing Operations	1.06	.83	1.49	2.39
Discontinued Operations	(.02)	.13	.40	.23
Cumulative Effect of Accounting Changes	—	—	(.16)	—

Net Income	$1.04	$.96	$1.73	$2.62

(1)	Includes Corporate & Other

Energy Resources

Power Generation

      The power generation plants of Detroit Edison comprise our regulated power generation business. Detroit Edison’s numerous fossil plants, hydroelectric pumped storage plant and its nuclear plant generate electricity that is sold principally throughout Michigan and the Midwest to residential, commercial, industrial and wholesale customers.

      Power Generation earnings increased $7 million during the 2003 third quarter and decreased $39 million in the 2003 nine-month period compared to the 2002 periods. Results for both periods were affected by lower gross margins, varying operation and maintenance expenses and lower depreciation and amortization expense. The reduced gross margins were driven by decreased cooling demand due to mild weather, lost margins from customers choosing to purchase power from alternative suppliers under the electric Customer Choice program and lost margins from the August 2003 blackout. As a result of the electric Customer Choice program, Detroit Edison has lost 11% of retail sales during 2003 resulting in lost margins of approximately $70 million. To partially offset the impact of these lost margins, Detroit Edison recorded regulatory assets totaling $8 million in the 2003 third quarter and $30 million in the 2003 nine-month period representing stranded costs that we believe are recoverable under Michigan legislation. Gross margins benefited from lower fuel unit costs reflecting the use of a more favorable power supply mix. We increased the usage of lower-cost power from our generating plants and reduced our usage of higher-cost purchased power. Operation and maintenance expenses were affected by costs associated with the August 2003 blackout (Note 4), higher employee pension and health care benefit costs and expenses due to the timing of planned reliability and maintenance work done to improve the production and availability of the generation fleet. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in improvements in plant efficiency and technology systems, among other enhancements. The decrease in depreciation and amortization expense is attributable to the income effect of recording regulatory assets representing net stranded costs and the deferral of other costs recoverable under Public Act 141.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$669	$806	$1,874	$2,082
Fuel and Purchased Power	284	381	749	824

Gross Margin	385	425	1,125	1,258
Operation and Maintenance	147	158	487	469
Depreciation and Amortization	65	102	199	263
Taxes other than Income	40	38	121	116

Operating Income	133	127	318	410
Other Deductions	39	45	115	149
Income Tax Provision	33	28	71	90

Net Income	$61	$54	$132	$171

Operating Income as a Percent of Operating Revenues	20%	16%	17%	20%

      System output and average fuel and purchased power costs were as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

	(In thousands of MWh)
Power generated and purchased
Power plant generation
Fossil	10,308	11,183	28,649	29,813
Nuclear	2,096	2,384	5,645	7,008
Purchased power	1,868	3,439	5,599	7,257

System output	14,272	17,006	39,893	44,078

Average unit cost ($/MWh)
Generation(1)	$13.21	$12.98	$13.34	$12.62

Purchased power(2)	$55.38	$52.96	$43.79	$43.24

Overall Average Unit Cost	$18.73	$21.36	$17.62	$17.63

(1)	Represents fuel costs associated with power plants.

(2)	Includes hedging activities.

      Outlook — Detroit Edison lost 6% of retail sales in 2002 and estimates losing up to 13% of such sales in 2003 as a result of customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. We estimate that we will lose between $80 million and $100 million of margins in 2003 under the Customer Choice program. Unrecovered generation-related fixed costs due to electric Customer Choice are considered stranded and are recoverable under Michigan legislation as determined by the MPSC. We estimate that we will record approximately $40 million of regulatory assets relating to these stranded costs in 2003. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix and wholesale prices. As a result, our estimate of stranded costs could increase or decrease. The regulatory asset will be subject to review by the MPSC in future regulatory proceedings, and we cannot predict the outcome of this matter. See Note 4 — Regulatory Matters.

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

Energy Services

      Energy Services is comprised of Coal-Based Fuels, On-Site Energy Projects and Merchant Generation. Coal-Based Fuels operations include producing synthetic fuel from nine synfuel plants and producing coke from three coke battery plants. Both processes generate tax credits under Section 29 of the Internal Revenue Code. Synfuel-related Section 29 tax credits expire in 2007. Section 29 tax credits for two of our three coke batteries expired at the end of 2002, and the third expires in 2007. On-Site Energy Projects include pulverized coal injection, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. Merchant Generation owns and operates four gas-fired peaking electric generating plants and develops and acquires gas and coal-fired generation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$229	$166	$696	$427
Operation and Maintenance	204	135	669	406
Depreciation and Amortization	11	21	64	65
Taxes other than Income	1	3	12	8

Operating Income (Loss)	13	7	(49)	(52)
Other (Income) and Deductions	(1)	1	3	4
Income Tax Benefit	9	39	203	163

Net Income	$23	$45	$151	$107

      Energy Services earnings decreased $22 million for the 2003 third quarter and increased $44 million in the 2003 nine-month period. The 2003 third quarter period decline is a result of decreased synfuel production. As discussed in Note 9, we reduced synthetic fuel production by approximately one-half in June 2003 to optimize the tax credits generated from our synfuel facilities. The 2003 third quarter also reflects decreased tolling revenue and the expiration of tax credits at two of our three coke battery facilities when compared to the same period in 2002. The 2003 nine-month period increase as compared to the prior year is a result of increased synfuel production and a $19 million net of tax gain from the settlement of a tolling agreement at one of our generating facilities, partially offset by a $10 million net of tax reserve that was established for receivables associated with a large customer that filed for bankruptcy. During 2002, four synfuel facilities became fully operational and interests in two facilities were sold. These two events resulted in significantly higher operating revenues and expenses in the first nine months of 2003 relative to the same period in 2002. Synfuel projects generate operating losses, which are more than offset by the resulting tax credits. The income tax benefit includes tax credits actually earned based on synfuel production and sales. The level of tax credits has been adjusted at the Corporate & Other segment in order that the DTE Energy consolidated income tax expense during the quarter reflects the estimated calendar year effective rate. See Notes 5 and 9 for further detail.

      Outlook — Energy Services’ strategy is to continue leveraging our extensive energy-related operating experience and project management capability to develop and grow the on-site energy and merchant generating businesses. We continue to explore growth opportunities that will not require significant initial capital investment. We are currently negotiating an on-site energy business arrangement with a major manufacturer in the Midwest.

      A significant portion of Energy Services’ earnings consist of synfuel-related Section 29 tax credits. The level of tax credits generated in future periods will be affected by fluctuations in estimated annual taxable earnings and the number of synfuel projects owned. We are aggressively pursuing opportunities to sell interests in some or all of our synfuel plants. See “Synthetic Fuel Operations” section that follows.

      There is a bill currently before the United States Congress that includes provisions extending or reinstating tax credits for various types of energy facilities and processes, including coke batteries, antrim shale gas, coal bed methane, refined coal and landfill gas. We are unable to predict the outcome of the legislative process, however, the passage of the current version of this legislation is expected to be favorable to the Company.

Energy Marketing & Trading

      Energy Marketing & Trading consists of the electric and gas marketing and trading operations of DTE Energy Trading and CoEnergy. DTE Energy Trading focuses on physical power marketing and structured transactions, as well as the enhancement of returns from DTE Energy’s power plants. CoEnergy focuses on physical gas marketing and optimization of DTE Energy’s owned and contracted natural gas pipelines and storage assets. To this end, both companies enter into derivative financial instruments as part of their strategies, including forwards, futures, swaps and option contracts.

      Energy Marketing & Trading’s earnings increased $24 million in the 2003 third quarter from the comparable 2002 period, of which $20 million was attributable to CoEnergy and $4 million to DTE Energy Trading. Earnings for the 2003 nine-month period increased $40 million, of which $25 million was attributable to CoEnergy and $15 million to DTE Energy Trading. Increases at CoEnergy are primarily due to favorable mark-to-market earnings associated with storage and transport contracts, partially offset by the impact of inventory valuation adjustments made under a different basis of accounting as discussed below. Increases at DTE Energy Trading were due mainly to short-term origination activities and short-term physical trades, partially offset by reduced proprietary trading profits. Proprietary trading represents derivative activity transacted with the intent of capturing profits on forward price movements. CoEnergy earnings were also impacted by the effect of changing our accounting for gas inventory as discussed below.

      Through December 2002, our physical gas in storage was marked to the current spot price under fair value accounting rules. To comply with new accounting requirements resulting from the rescission of Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” we changed to the average cost method for our gas inventories, effective January 2003. As a result of discontinuing the application of the fair value method to our gas inventories and the effect of the rescission of EITF 98-10 on our energy contracts, we recorded a cumulative effect of accounting change that reduced earnings in January 2003 (Note 2). The impact of the cumulative effect accounting charge was offset in operating results as a significant portion of the revalued gas inventory was sold in the 2003 first quarter, thereby increasing gross margins.

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

      Significant portions of the Energy Marketing & Trading portfolio are economically hedged, and include financial instruments, gas inventory, as well as owned and contracted natural gas pipelines and storage assets. These financial instruments are deemed derivatives whereas the gas inventory, pipelines and storage assets are not considered derivatives for accounting purposes. As a result, Energy Marketing & Trading will experience earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative contracts and assets.

      A significant portion of the earnings volatility in this segment is associated with the natural gas storage cycle, which runs from June to March. Injections of gas into inventory takes place in the summer and gas is withdrawn in the winter. DTE Energy’s policy is to hedge the price risk of all purchases for storage with sales in the “over the counter” and futures markets, eliminating the price risk for the storage business. As previously discussed, current accounting rules do allow for the marking to market of forward sales, but do not allow for the marking to market of the related gas inventory. This results in gains and losses which are recognized in different interim periods, but even out by the end of the storage cycle.

Other Non-regulated

      We have formed a subsidiary, DTE PepTec Inc. that will utilize proprietary technology to produce high quality coal products from fine coal slurries that are typically discarded from coal mining operations. The technology has the additional benefit of improving the environment by allowing us to restore the land in accordance with reclamation requirements of each state we operate in. The technology produces a fine-coal fuel by removing mineral matter, clay-sized impurities and oxides from waste material. The fine-coal fuel can be used in power plants, as a feedstock for synthetic fuel production and for other industrial applications. Our first operating facility in Ohio has the capacity to produce more than 500,000 tons of fine coal per year. A significant portion of the production is transported to an operating synfuel plant in Ohio. We anticipate a substantial market for this technology and plan to aggressively pursue expansion opportunities.

Energy Distribution

Power Distribution

      Power Distribution is comprised of the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

      Power Distribution earnings decreased $16 million during the 2003 third quarter and $82 million in the 2003 nine-month period. Both periods experienced reduced electric deliveries and operating revenues due to milder weather and the impact of a slower economy on manufacturing and commercial customers operations. Restoration costs associated with an April 2003 catastrophic ice storm, resulting in more than 400,000 customers losing power, and a July 2003 windstorm, affecting over 190,000 customers, also contributed to the decline in earnings in the 2003 nine-month period. The operation and maintenance expense comparison in the current quarter was also impacted by heat-related maintenance costs incurred in the 2002 third quarter due to prolonged periods of above normal temperatures and the related stress placed on the distribution system. Operation and maintenance expenses for both periods were also affected by higher employee pension and health care benefit costs and costs associated with customer service process improvements. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in inventory reductions and improvements in technology systems, among other enhancements. Results for the 2003 nine-month period also reflect a net of tax loss of $14 million on the sale of our unprofitable steam heating business (Note 3).

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$348	$394	$950	$1,010
Fuel and Purchased Power	4	5	13	17
Operation and Maintenance	169	183	538	468
Depreciation and Amortization	62	62	187	186
Taxes other than Income	27	31	83	90

Operating Income	86	113	129	249
Other Deductions	33	36	107	104
Income Tax Provision	18	26	7	48

Net Income	$35	$51	$15	$97

Operating Income as a Percent of Operating Revenues	25%	29%	14%	25%

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

Electric Deliveries	2003	2002	2003	2002

	(In thousands of MWh)
Residential	4,457	5,131	11,555	12,377
Commercial	4,162	5,076	12,251	14,135
Industrial	3,044	3,472	9,264	10,342
Wholesale	556	578	1,682	1,670
Other	97	100	294	298

	12,316	14,357	35,046	38,822
Electric Choice	2,141	935	5,192	2,577

Total Electric Sales and Deliveries	14,457	15,292	40,238	41,399

      Outlook — Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. Economic conditions and prior billing issues have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating results. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues.

     Non-Regulated

      Non-regulated Energy Distribution operations consist primarily of DTE Energy Technologies which markets and distributes a portfolio of distributed generation products, provides application engineering, and monitors and manages generation system operations.

      Non-regulated losses decreased $1 million in the 2003 third quarter and increased $1 million in the 2003 nine-month period from the comparable 2002 periods.

      Outlook — Although revenues from our technology related businesses are increasing, they are below our expectations. Accordingly, we have taken actions to reduce our expenses and streamline our operations, including exiting from some non-strategic business lines and activities.

      DTE Energy Technologies expects to continue the expansion of its product portfolios and support capabilities in North America and the development of marketing relationships in other parts of the world. This year’s severe storms in North America and blackouts in the United States, Italy and England, which resulted in the loss of electrical service to commercial, industrial and residential customers, have increased awareness and interest in our product portfolio, especially our on-site energy systems that keep customers’ power on when power from the grid is not available. In 2003 and 2004, we plan to launch additional new products which have been under development and are critical to our plan to increase revenues and generate operating profits in late 2004.

Energy Gas

     Gas Distribution

      Gas Distribution operations include gas distribution services primarily provided by MichCon, our gas utility which purchases, stores and distributes natural gas to 1.2 million residential, commercial and industrial customers located throughout Michigan.

      Gas Distribution’s loss increased $22 million during the 2003 third quarter and net income declined $25 million for the 2003 nine-month period. Earnings reflect higher operation and maintenance expenses and a $26.5 million reserve recorded in the first quarter of 2003 for the potential disallowance in gas costs pursuant to a March 2003 MPSC order in MichCon’s 2002 GCR plan case (Note 4). The increases in operation and maintenance expenses were due to higher employee pension and health care benefit costs, increased costs associated with customer service process improvements and increased uncollectible accounts expense. Operation and maintenance expenses benefited from our Company-wide initiative to reduce or defer costs and enhance operating performance. The DTE Operating System involves the rigorous disciplined application of tools and operating practices which have resulted in inventory reductions and improvements in technology systems, among other enhancements. Operating revenues in the 2003 nine-month period were higher due to colder than normal weather. Also impacting the comparison was increased gas costs which were offset by higher revenues under the GCR mechanism. The income tax provision was favorably affected by an increase in the amortization of tax benefits previously deferred in accordance with MPSC regulations.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues	$146	$122	$1,074	963
Cost of Gas	58	39	651	545

Gross Margin	88	83	423	418
Operation and Maintenance	98	73	265	225
Depreciation and Amortization	26	25	76	76
Taxes other than Income	11	11	42	39

Operating Income (Loss)	(47)	(26)	40	78
Other Deductions	10	9	33	30
Income Tax (Benefit) Provision	(12)	(12)	2	18

Net Income (Loss)	$(45)	$(23)	$5	$30

Operating Income (Loss) as a Percent of Operating Revenues	(32)%	(21)%	4%	8%

      Outlook — In December 2001, the MPSC issued an order that continues the gas Customer Choice program on a permanent and expanding basis beginning with the conclusion of the three-year temporary program in March 2002. Beginning in April 2003, up to approximately 60% of customers could participate and beginning April 2004, all 1.2 million of MichCon’s gas customers may choose to participate. Since MichCon continues to transport and deliver the gas to the participating customer premises at prices comparable to margins earned on gas sales, customers switching to other suppliers have little impact on MichCon’s earnings. As of September 2003, approximately 124,000 customers were participating in the gas Customer Choice program, compared with approximately 190,000 customers at December 31, 2002.

      As a result of the continued increase in operating costs, MichCon filed a rate case in September 2003 to address future operating costs and other issues. See Note 4 — Regulatory Matters.

      Operating results are expected to vary as a result of external factors such as regulatory proceedings, weather and changes in economic conditions. Economic conditions and prior billing issues have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating results.

     Non-Regulated

      Non-regulated operations include the gas and oil production business, and the gas Pipelines & Processing business. Our production business produces gas from proven reserves owned in northern Michigan and sells the gas to the Energy Marketing & Trading segment. Pipelines & Processing has a partnership interest in an interstate transmission pipeline, seven carbon dioxide processing facilities and a natural gas storage field, as well as contract rights to another natural gas storage field. The assets of these businesses are well integrated with other DTE Energy regulated and non-regulated entities.

      Non-regulated earnings increased $6 million during both the 2003 third quarter and the nine-month periods as compared to the same 2002 periods. The earnings improvement primarily reflects the gain from the sale of our 16% pipeline interest in the Portland Natural Gas Transmission System.

      Outlook — We expect to further develop our gas production properties in northern Michigan and our pipelines, processing and storage assets to support other DTE Energy businesses. Additionally, we expect to continue exploring opportunities in the coal bed methane gas production business to leverage our production, coal and low cost operating capabilities.

      In October 2003, we acquired an additional 15% interest in the Vector Pipeline LP bringing our total ownership interest to 40%. The purchase of the additional interest in the Vector Pipeline complements our existing gas distribution and storage facilities in Michigan.

Corporate & Other

      Corporate & Other earnings increased $65 million for the 2003 third quarter and losses increased $83 million in the 2003 nine-month period due primarily to effective income tax rate adjustments. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate. The higher adjustments were necessary because our estimated annual pre-tax income and ability to utilize synfuel-related Section 29 tax credits generated differed from earlier estimates. Due to the suspension of the issuance of private letter rulings (PLRs) by the Internal Revenue Service (IRS), we reduced planned synthetic fuel production for the second half of the year. The suspension and reduced production have resulted in a higher anticipated effective tax rate for the year. The quarterly effective tax rate adjustment does not impact total year earnings (Notes 5 and 8). The 2003 nine-month period was also affected by a $15 million cash contribution to the DTE Energy Foundation that was funded with proceeds received from the sale of ITC (Note 3).

Capital Resources and Liquidity

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income, depreciation, depletion, amortization and deferred taxes	$788	$876
Pension contribution	(222)	—
Working capital and other	(324)	(360)

	242	516
Investing activities	219	(656)
Financing activities	(504)	(16)

Net Decrease in Cash and Cash Equivalents	$(43)	$(156)

Operating Activities

      Net cash from operating activities decreased $274 million during the nine months of 2003 as compared to the same 2002 period. The decrease reflects a decline of $88 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, and deferred taxes). Working capital and other requirements include seasonal increases in fuel and gas inventories and a $222 million cash contribution to Detroit Edison’s pension plan.

      Economic conditions and prior billing issues have resulted in an increase in past due receivables. We are focusing our collection efforts; however, failure to make continued progress in collecting our past due receivables would unfavorably affect operating cash flows.

Investing Activities

      Net cash relating to investing activities improved $875 million in the nine months of 2003 as compared to the same 2002 period primarily due to the sale of ITC and interest in synfuel projects and lower contractually designated funds for debt service. Non-regulated plant expenditures also decreased in 2003, reflecting expenditures associated with the funding of the synfuel business in 2002.

Financing Activities

      Net cash used for financing activities increased $488 million during the nine months of 2003 as compared to the same 2002 period due to higher redemptions of long-term debt and lower proceeds from issuances of common stock.

      In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemption and general corporate purposes.

      In April 2003, DTE Energy issued $400 million of 6 3/8% senior notes due in April 2033. In conjunction with this issuance, DTE Energy exchanged $100 million principal amount of existing DTE Enterprises Inc. debt due April 2008. The proceeds were used for debt redemptions and general corporate purposes.

      In June 2003, DTE Energy redeemed $100 million principal amount of 6.17% Remarketed Notes due in 2038.

      In August 2003, Detroit Edison issued $49 million of 5.5% tax exempt bonds due in 2030. The proceeds were used to redeem $49 million of 6.55% tax-exempt bonds due 2024.

      Credit Rating Review — Various credit rating agencies are currently reviewing our credit rating. A change in our rating could restrict our ability to access capital markets at attractive rates and increase our borrowing costs. However, we cannot predict the outcome of such review.

Synthetic Fuel Operations

      We operate nine synthetic fuel production facilities, seven of which are wholly owned. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable IRS rules. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuels produced from coal. To qualify for the Section 29 tax credits, the synthetic fuel must meet three primary conditions: (1) there must be a significant chemical change in the coal feedstock, (2) the product must be sold to an unaffiliated entity, and (3) the production facility must have been placed in service before July 1, 1998. In May 2003, the IRS suspended the issuance of PLRs relating to synthetic fuel projects pending their review of issues concerning chemical change which is the basis for earning Section 29 tax credits. On October 29, 2003, the IRS announced that it has concluded its assessment of the chemical change process involved in synfuel production and resumed issuances of rulings. The IRS determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. In addition to meeting the qualifying conditions, a taxpayer must have sufficient taxable income to earn the Section 29 credits. We have begun implementing a series of initiatives, including selling interests in our synfuel projects and monetizing in-the-money gas swap derivative contracts, which we expect to improve cash flow as well as our ability to fully utilize the $225 million in estimated tax credits to be generated in 2003. We will closely monitor taxable income through the remainder of 2003 and assess synfuel production levels accordingly. See Note 9 for a further discussion of synthetic fuel matters.

Electric Customer Choice Program

      The electric Customer Choice program as originally structured in Michigan anticipated an eventual transition to a totally competitive environment where customers would be charged market-based rates for their electricity. Various developments in the energy industry have caused the deregulation of electric generation to proceed at a much slower rate. As a result, Detroit Edison’s rates continue to be regulated by the MPSC. This continued regulation has hindered Detroit Edison’s ability to retain customers that are choosing alternative suppliers under the electric Customer Choice program. Detroit Edison’s results have been unfavorably impacted by the lack of recovery of lost margins and other costs associated with the electric Customer Choice program. To date, the MPSC has not fully implemented various provisions of Michigan’s restructuring legislation. Specifically, the MPSC:

•	has not finalized all the components for calculating net stranded costs;

•	has created a process whereby net stranded costs would be recovered two years after the net stranded costs were actually incurred;

•	has not authorized Detroit Edison to recover any Customer Choice program implementation costs; and,

•	has created incentives to encourage participation in electric Customer Choice.

      In addition, the MPSC has historically maintained regulated rates for certain groups of customers that exceed those customers’ cost of service. This has resulted in high levels of participation by these customers in the Customer Choice program. As a result of these factors, retail choice penetration continues to rise beyond original estimates.

      In December 2002, the MPSC initiated a collaborative process to address the issue of stranded costs. Detroit Edison actively participated in the collaborative process. However, this process failed to produce any agreement regarding net stranded cost recovery.

      Detroit Edison addressed the issue of stranded costs in its June 2003 rate filing and is also pursuing a legislative solution to address this issue. The continued delay in the timely and full recovery of stranded costs unfavorably impacts operating results. See Note 4 for a further discussion of the electric Customer Choice program.

Blackout Costs

      On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. On October 24, 2003, Detroit Edison filed an application with the MPSC requesting approval to defer the blackout costs until ratemaking treatment of the costs can be determined. See Note 4 for further discussion of the blackout costs filing.

Environmental Matters

      The Environmental Protection Agency (EPA) ozone transport regulations and final new air quality standards relating to ozone and particulate air pollution will continue to impact us. Detroit Edison spent approximately $512 million through September 2003 and estimates that it will incur approximately $300 to $400 million of future capital expenditures over the next five to eight years to comply with the existing air quality standards. Recovery of costs to be incurred through December 2004 is included in our June 2003 electric rate case. In addition, we maintain the option to securitize these costs after the completion of this rate case.

      The EPA has initiated enforcement actions against several major electric utilities citing violations of the Clean Air Act, asserting that older, coal-fired power plants have been modified in ways that would then require them to comply with the more restrictive “new source” provisions of the Clean Air Act. Detroit Edison received and responded to information requests from the EPA on this subject. The EPA has not initiated proceedings against Detroit Edison. The United States District Court for the Southern District of Ohio Eastern Division issued a decision in August 2003 finding Ohio Edison in violation of the new source provisions of the Clean Air Act. If the Court’s decision is upheld, the electric utility industry could be required to invest substantial amounts in pollution control equipment. During the same month, however, a district court in a different division rendered a conflicting decision on the matter. On August 27, 2003, the EPA released new rules, effective December 26, 2003, allowing repair, replacement or upgrade of production equipment without triggering source requirement controls if the cost of the parts and repairs do not exceed 20% of the replacement value of the equipment being upgraded. Such repairs will be considered routine maintenance, however any changes in emissions would be subject to existing pollution permit limits and other state and federal programs for pollutants.

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

Roll-Forward of Mark-to-Market Energy Contract Net Assets

      The following tables provide details on changes in our mark-to-market (MTM) net asset or (liability) position during 2003.

	Proprietary	Structured	Owned
	Trading(1)	Contracts(2)	Assets(3)	Total

	(In millions)
Energy Marketing & Trading Segment MTM at December 31, 2002	$15	$19	$(50)	$(16)
Cumulative effect adjustment(4)	(2)	(1)	17	14
Reclassification to realized at settlement of contract(5)	(5)	(6)	16	5
Net change in option premiums	(11)	—	—	(11)
Other changes in fair value	9	5	(1)	13

MTM at September 30, 2003	$6	$17	$(18)	5

Other DTE Energy segments and non-trading activities of the Energy Marketing & Trading segment				(94)

				$(89)

(1)	“Proprietary Trading” represents derivative activity transacted with the intent of capturing profits on forward price movements.

(2)	“Structured Contracts” represent derivative activity transacted with the intent to capture profits by originating substantially offsetting positions with wholesale energy marketers, utilities, retail aggregators and end-users. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting trade can be executed.

(3)	“Owned Assets” represent derivative activity associated with assets owned by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity.

Derivatives are generally executed with the intent of locking in and optimizing profits without creating additional risk.

(4)	Excludes the cumulative effect adjustment associated with the change in accounting for gas inventory (Note 2).

(5)	In conjunction with our overall tax planning and cash initiatives, we monetized certain in-the-money contracts in the 2003 third quarter while simultaneously entering into at-the-market contracts with various counterparties. This had the impact of optimizing taxable income and cash flow while having no impact on reported earnings. We anticipate continuing this activity in the 2003 fourth quarter. (Note 9).

	Proprietary	Structured	Owned
	Trading	Contracts	Assets	Eliminations	Total

	(In millions)
Current assets	$87	$53	$143	$(22)	$261
Noncurrent assets	28	25	95	(5)	143

Total MTM assets	115	78	238	(27)	404

Current liabilities	(79)	(41)	(125)	20	(225)
Noncurrent liabilities	(30)	(20)	(131)	7	(174)

Total MTM liabilities	(109)	(61)	(256)	27	(399)

Total MTM net assets (liabilities)	$6	$17	$(18)	$—	$5

Maturity of Fair Value of MTM Energy Contract Net Assets

      Effective January 1, 2003, we fully reserve all unrealized gains and losses related to periods beyond the liquid trading time frame. Our intent is to recognize MTM activity only when pricing data is obtained from active quotes and published indexes.

      The table below shows the maturity of the MTM positions of our energy contracts.

					Total
				2006 &	Fair
	2003	2004	2005	Beyond	Value

	(In millions)
Proprietary Trading	$4	$3	$(1)	$—	$6
Structured Contracts	4	9	5	(1)	17
Owned Assets	(3)	(9)	2	(8)	(18)

Total	$5	$3	$6	$(9)	$5

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

Summary of Sensitivity Analysis

      We performed a sensitivity analysis calculating the impact of changes in fair values utilizing applicable forward commodity rates if they occurred at September 30, 2003:

	Increase of	Decrease of
Activity	10%	10%	Change in the fair value of

	(In millions)
Gas Contracts	$(14)	$15	Commodity contracts
Power Contracts	$(6)	$3	Commodity contracts
Interest Rate Risk	$(273)	$323	Long-term debt

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2003, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

DTE ENERGY COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions, except per share amounts)
Operating Revenues	$1,654	$1,657	$5,349	$5,025

Operating Expenses
Fuel, purchased power and gas	452	501	1,758	1,639
Operation and maintenance	709	615	2,197	1,781
Depreciation, depletion and amortization	170	204	547	573
Taxes other than income	71	87	255	261

	1,402	1,407	4,757	4,254

Operating Income	252	250	592	771

Other (Income) and Deductions
Interest expense	130	135	395	407
Interest expense from preferred securities of subsidiaries	5	—	5	—
Preferred stock dividends of subsidiaries	—	6	12	19
Interest income	(7)	(9)	(22)	(20)
Other income	(44)	(4)	(75)	(22)
Other expenses	31	8	82	31

	115	136	397	415

Income Before Income Taxes	137	114	195	356
Income Tax Benefit	(43)	(25)	(56)	(36)

Income from Continuing Operations	180	139	251	392

Discontinued Operations — ITC (Note 3):
Income from operations	—	22	5	37
Gain on sale	(4)	—	63	—

	(4)	22	68	37

Cumulative Effect of Accounting Changes (Note 2):
Asset retirement obligations	—	—	(11)	—
Energy trading activities	—	—	(16)	—

	—	—	(27)	—

Net Income	$176	$161	$292	$429

Basic Earnings per Common Share
Income from continuing operations	$1.07	$.83	$1.49	$2.40
Discontinued operations	(.02)	.13	.41	.23
Cumulative effect of accounting changes	—	—	(.16)	—

Total	$1.05	$.96	$1.74	$2.63

Diluted Earnings per Common Share
Income from continuing operations	$1.06	$.83	$1.49	$2.39
Discontinued operations	(.02)	.13	.40	.23
Cumulative effect of accounting changes	—	—	(.16)	—

Total	$1.04	$.96	$1.73	$2.62

Average Common Shares
Basic	168	167	168	163
Diluted	168	168	168	164
Dividends Declared per Common Share	$.515	$.515	$1.545	$1.545

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$90	$133
Restricted cash	100	237
Accounts receivable
Customer (less allowance for doubtful accounts of $121 and $82, respectively)	825	902
Accrued unbilled revenues	187	296
Other	329	237
Inventories
Fuel and gas	596	413
Materials and supplies	170	163
Assets from risk management and trading activities	261	224
Other	199	159

	2,757	2,764

Investments
Nuclear decommissioning trust funds	484	417
Other	468	487

	952	904

Property
Property, plant and equipment	17,631	17,862
Less accumulated depreciation and depletion	(7,961)	(8,049)

	9,670	9,813

Other Assets
Goodwill	2,084	2,119
Regulatory assets (Notes 2 and 4)	2,088	1,197
Securitized regulatory assets	1,550	1,613
Assets from risk management and trading activities	141	152
Prepaid pension assets	179	172
Other	515	504

	6,557	5,757

Total Assets	$19,936	$19,238

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	September 30	December 31
	2003	2002

	(In millions, except shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$650	$647
Accrued interest	120	115
Dividends payable	91	90
Accrued payroll	33	49
Short-term borrowings	469	414
Current portion of long-term debt, including capital leases	752	1,018
Liabilities from risk management and trading activities	279	284
Other	633	596

	3,027	3,213

Other Liabilities
Deferred income taxes	1,115	916
Regulatory liabilities	161	179
Asset retirement obligations (Note 2)	854	—
Unamortized investment tax credit	159	168
Liabilities from risk management and trading activities	212	208
Liabilities from transportation and storage contracts	486	523
Accrued pension liability	404	582
Nuclear decommissioning (Note 2)	61	416
Other	683	683

	4,135	3,675

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,660	5,656
Securitization bonds	1,496	1,585
Preferred securities of subsidiaries (Note 2)	280	—
Equity-linked securities	186	191
Capital lease obligations	78	82

	7,700	7,514

Contingencies (Notes 4 and 9)

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises (Note 2)	—	271
Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 168,301,400 and 167,462,430 shares issued and outstanding, respectively	3,091	3,052
Retained earnings	2,168	2,132
Accumulated other comprehensive loss	(185)	(619)

	5,074	4,565

Total Liabilities and Shareholders’ Equity	$19,936	$19,238

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Operating Activities
Net Income	$292	$429
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	551	590
Deferred income taxes	(55)	(143)
Gain on sale of assets, net	(132)	—
Partners’ share of synfuel project losses	(58)	(24)
Cumulative effect of accounting changes	27	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(383)	(336)

Net cash from operating activities	242	516

Investing Activities
Plant and equipment expenditures — regulated	(504)	(500)
Plant and equipment expenditures — non-regulated	(58)	(150)
Proceeds from sale of interests in synfuel projects	67	11
Proceeds from sale of ITC and other assets (Note 3)	643	8
Restricted cash for debt redemptions	137	34
Other investments	(66)	(59)

Net cash from (used for) investing activities	219	(656)

Financing Activities
Issuance of long-term debt	529	388
Redemption of long-term debt	(897)	(512)
Issuance of preferred securities	—	180
Redemption of preferred securities	—	(180)
Short-term borrowings, net	55	107
Issuance of common stock	33	265
Dividends on common stock	(259)	(252)
Contributions from synfuel partners	44	10
Other	(9)	(22)

Net cash used for financing activities	(504)	(16)

Net Decrease in Cash and Cash Equivalents	(43)	(156)
Cash and Cash Equivalents at Beginning of the Period	133	268

Cash and Cash Equivalents at End of the Period	$90	$112

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (Unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

	(Dollars in millions, shares in thousands)
Balance, January 1, 2003	167,462	$3,052	$2,132	$(619)	$4,565

Net income	—	—	292	—	292
Issuance of new shares	915	41	—	—	41
Dividends declared on common stock	—	—	(261)	—	(261)
Repurchase and retirement of common stock	(76)	(2)	(2)	—	(4)
Pension obligations (Note 4)	—	—	—	417	417
Net change in unrealized losses on derivatives, net of tax	—	—	—	17	17
Other	—	—	7	—	7

Balance, September 30, 2003	168,301	$3,091	$2,168	$(185)	$5,074

      The following table displays comprehensive income (loss) for the nine-month periods ended September 30:

	2003	2002

	(In millions)
Net income	$292	$429

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $(10) and $23, respectively	19	(42)
Amounts reclassified to earnings, net of taxes of $(1) and $16, respectively	(2)	30

	17	(12)
Foreign currency translation loss, net of taxes of $1	—	(1)
Pension obligations, net of taxes of $224 (Note 4)	417	—

	434	(13)

Comprehensive income	$726	$416

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

Stock-Based Compensation

      We have a stock-based employee compensation plan. The plan permits the awarding of various stock awards, including options, restricted stock and performance shares. We account for stock awards under the plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The recognition provisions under SFAS No. 123, “Accounting for Stock-Based Compensation,” require the recording of compensation expense for stock options equal to their fair value at date of grant as determined using an option pricing model. The following table illustrates the effect on net income and earnings per share if we had recorded compensation expense for options granted under the fair value recognition provisions of SFAS No. 123.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions, except per share
	amounts)
Net Income As Reported	$176	$161	$292	$429
Less: Total stock-based expense(1)	(2)	(2)	(6)	(6)

Pro Forma Net Income (Loss)	$174	$159	$286	$423

Income (Loss) Per Share
Basic — as reported	$1.05	$.96	$1.74	$2.63

Basic — pro forma	$1.04	$.95	$1.71	$2.60

Diluted — as reported	$1.04	$.96	$1.73	$2.62

Diluted — pro forma	$1.03	$.95	$1.70	$2.58

(1)	Expense determined using a Black-Scholes based option pricing model.

Issuance of Stock by Equity Investees

      In 1997, DTE Energy and Mechanical Technology Incorporated formed Plug Power Inc. to design and develop on-site electric fuel cell power generation systems. Since Plug Power is considered a development stage company, accounting principles generally accepted in the United States of America require us to record gains and losses from Plug Power stock issuances as an adjustment to equity. In March 2003, Plug Power issued approximately 8.95 million shares of common stock in conjunction with its acquisition of H Power Corp.

      As a result of Plug Power’s common stock issuance, we recorded an increase of $8 million in our investment and an after-tax increase of $5 million to equity. At September 30, 2003, we owned approximately 23% of Plug Power’s common stock.

Consolidated Statement of Cash Flows

      We consider investments purchased with a maturity of three months or less to be cash equivalents. Cash contractually designated for debt service is classified as restricted cash. The components of changes in assets and liabilities follow.

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(41)	$(69)
Accrued unbilled receivables	109	40
Accrued gas cost recovery revenue	(15)	(18)
Inventories	(198)	(192)
Accrued/Prepaid pensions	88	65
Accounts payable	3	(8)
Income taxes payable	22	(55)
General taxes	(29)	(56)
Risk management and trading activities	(28)	66
Pension contributions	(222)	(35)
Other	(72)	(74)

	$(383)	$(336)

      Other cash and non-cash investing and financing activities for the nine-months ended September 30 were as follows:

	Nine Months
	Ended
	September 30

	2003	2002

	(In millions)
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$391	$418
Income taxes paid	$27	$134
Non-cash Financing Activities
Issuance of equity linked debt securities	$—	$21
Exchange of debt	$100	$—

Note 2 — New Accounting Pronouncements

      Asset Retirement Obligations — On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. It applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and (or) the normal operation of a long-lived asset. When a new liability is recorded, an entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

      We have identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have retirement obligations for our synthetic fuel operations, gas production facilities, asphalt plant, gas gathering facilities and various other operations. As to regulated operations, we believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

      If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, such as assets with an indeterminate life, the liability is to be recognized when a reasonable estimate of fair value can be made. Generally, distribution assets have an indeterminate life, retirement cash flows cannot be determined and there is a low probability of retirement, therefore no liability has been recorded for these assets.

      The impact of SFAS No. 143 reduced earnings from continuing operations by $1.2 million or $.01 per diluted share and $3.6 million or $.02 per diluted share for the third quarter and nine-month period of 2003, respectively. Additionally, had SFAS No. 143 been adopted at January 1, 2002 the pro forma effect on earnings would have been a charge against earnings of $1.2 million or $.01 per diluted share and $3.6 million or $.02 per diluted share for the third quarter and nine-month period of 2002, respectively.

      A reconciliation of the asset retirement obligation for the 2003 nine-month period follows:

(In millions)

Asset retirement obligations at January 1, 2003	$815
Accretion	41
Liabilities settled	(2)

Asset retirement obligations at September 30, 2003	$854

      SFAS No. 143 also requires the quantification of the estimated cost of removal obligations arising from other than legal obligations, which have been accrued through depreciation charges. At January 1, 2003, we had approximately $700 million of previously accrued asset removal costs related to our regulated operations, for other than legal obligations, included in accumulated depreciation.

      Energy Trading Activities — Under Emerging Issues Task Force (EITF) Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” companies were required to use mark-to-market accounting for contracts utilized in energy trading activities. EITF Issue No. 98-10 was rescinded in October 2002, and energy trading contracts must now be reviewed to determine if they meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities measured at their fair value and sets forth conditions in which a derivative instrument may be designated and recognized as a hedge. SFAS No. 133 also requires that changes in the fair value of derivatives be recognized in earnings unless specific hedge accounting criteria are met. Energy trading contracts not meeting the definition of a derivative are accounted for under settlement accounting, effective October 25, 2002 for new contracts and effective January 1, 2003 for existing contracts.

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

      Derivative Instrument and Hedging Activities — Effective July 1, 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Our financial statements were not impacted by the adoption of SFAS No. 149.

      In August 2003, the EITF released Issue No. 03-11, which provides guidance on whether to report realized gains or losses on a gross or net basis on physically settled derivative contracts not held for trading purposes. The new guidance will be applied to financial statement periods after September 30, 2003. We are evaluating the effect this new guidance will have on our financial statements.

      Financial Instruments with Characteristics of Liabilities and Equity — SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Effective July 1, 2003, we have adopted the provisions of SFAS No. 150.

      As a result of adopting SFAS No. 150, $280 million of obligated mandatorily redeemable preferred securities that previously were classified in the Consolidated Statement of Financial Position between liabilities and equity, net of unamortized issuance costs of $9 million, have been reclassified as a liability. The unamortized issuance costs have been reclassified as “other noncurrent assets”, and continue to be amortized over the life of the issuance. In addition, payments made to preferred security holders, which had been recognized in the Consolidated Statement of Operations as “preferred stock dividends of subsidiaries” prior to adoption, are now required to be recognized prospectively as “interest expense from preferred securities of subsidiaries.” The adoption of SFAS No. 150 did not result in the recognition of any cumulative effect of a change in accounting principle adjustments.

      Consolidation of Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses. Interpretation No. 46 is applicable (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities created before February 1, 2003.

      In October 2003, the FASB issued Staff Position No. FIN 46-6, which allows for the deferral of the effective date for applying the provisions of Interpretation No. 46 for all interests in variable interest entities or potential variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Consequently, we have deferred the application of the provisions of Interpretation No. 46 until December 31, 2003 for all entities created prior to February 1, 2003.

      Consistent with the provisions of Interpretation No. 46, as currently interpreted, we have initially determined that the Trusts formed related to our obligated mandatorily redeemable preferred securities are variable interest entities, as our common equity investment is considered not at risk. Currently, we consolidate these Trusts, which are classified as Long-Term Debt in our Consolidated Statement of Financial Position, consistent with the provisions of SFAS No. 150. If no modifications are made to Interpretation No. 46 before we apply its provisions on December 31, 2003, we will most likely be required to de-consolidate these Trusts. The effects of this potential de-consolidation are not expected to be material.

      As of June 30, 2003, Detroit Edison had a ‘synthetic lease,’ relating to certain railcars and other coal transportation-related equipment. Under Interpretation No. 46, we would have been required to consolidate the related leasing company. However, during the 2003 third quarter, Detroit Edison refinanced this lease into a traditional operating lease; therefore, consolidation is not required.

      We continue to evaluate all of our cost and equity method investments acquired prior to February 1, 2003 to determine whether those entities are variable interest entities, and if so, whether we are required to consolidate any of those entities. The effects of adopting the provisions of Interpretation No. 46, however, are not expected to have a material effect on our financial position or results of operations.

Note 3 — Dispositions

     Disposition of Detroit Edison’s Steam Heating Business

      In January 2003, we sold Detroit Edison’s steam heating business to Thermal Ventures II, LLP. This disposition is consistent with DTE Energy’s strategy to divest non-strategic assets. Due to the continuing involvement of Detroit Edison in the steam heating business, including the commitment to purchase $176 million in steam for resale through 2008, fund certain capital improvements and guarantee the buyer’s credit facility, we recorded a net of tax loss of $14 million in the first quarter of 2003. As a result of Detroit Edison’s continuing involvement, this transaction is not considered a sale for accounting purposes. The steam heating business had assets of $6 million at December 31, 2002, and net losses of $12 million in 2002, net income of $3 million in 2001 and a net loss of $18 million in 2000.

Disposition of International Transmission Company — Discontinued Operation

      In December 2002, we entered into a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners, LLC to sell ITC for $610 million in cash. The sale closed on February 28, 2003 following approval of the transaction by the FERC and resolution of all other contingencies and generated a preliminary net of tax gain of $69 million that was subsequently reduced to $63 million as of September 30, 2003. The sale price is subject to review and further adjustment in the fourth quarter of 2003.

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

      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides that the results of operations of a component of an entity that has been disposed of should be reported as a discontinued operation when the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. As a result, we have reported the operations of ITC as a discontinued operation for the periods ended September 30, as shown in the following table:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003(3)	2002

	(In millions)
Revenues(1)	$—	$51	$21	$105
Expenses(2)	—	17	13	48

Operating income	—	34	8	57
Income tax provision	—	12	3	20

Income from discontinued operations	$—	$22	$5	$37

(1)	Includes intercompany revenues for the 2002 three-month period of $42 million. For the nine-month period, intercompany revenues are $18 million for 2003 and $90 million for 2002.

(2)	Excludes general corporate overhead costs that were previously allocated to ITC. Includes imputed interest of $1 million for both the three months ended September 30, 2002 and nine months ended September 30, 2003. For the nine months ended September 30, 2002, the imputed interest was $3 million.

(3)	Represents activity from January 1, 2003 through February 28, 2003 when ITC was sold.

      ITC had net fixed assets of approximately $390 million at February 28, 2003 and $388 million at December 31, 2002. For segment reporting purposes, ITC was reported as a component of Energy Distribution — Regulated Power Distribution and Transmission. In conjunction with the sale of ITC, approximately $44 million of goodwill allocated to this segment was written off and reduced the preliminary net of tax gain to $63 million.

Note 4 — Regulatory Matters

     Electric Transitional Rate Plan

      On June 20, 2003, Detroit Edison filed an application for a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs with the MPSC. Detroit Edison is specifically requesting authority to increase rates on an interim basis by $274 million annually to all customers not subject to a rate cap. Public Act 141 (PA141) became effective in June 2000 and contains provisions freezing rates through 2003 and preventing rate increases for residential customers through 2005 and for small business customers through 2004. Detroit Edison has requested the MPSC act on our interim request in order to be effective January 1, 2004. Concurrent with the order for interim rate relief, Detroit Edison requested reinstatement of the PSCR mechanism. The PSCR mechanism allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses and was suspended under PA 141. Detroit Edison is also proposing that base rates for the customer classes still subject to rate caps in 2004 and 2005 remain frozen and not subject to the PSCR mechanism. Also, the interim request seeks a five-year surcharge from both full service and electric Customer Choice customers to recover certain deferred regulatory asset balances including electric Customer Choice program implementation costs, return on and of clean air investments made prior to inclusion in rates and net stranded costs for years prior to 2004. This surcharge would be phased in by customer class between 2004 and 2006 as rate caps expire, and would total $109 million annually in 2006.

      The application also is requesting a base rate increase for both full service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, after the expiration of all customer rate caps. Detroit Edison is proposing that the $416 million increase be allocated between full service customers ($265 million) and electric Customer Choice customers ($151 million). The filing also requests a permanent capital structure based on 50% debt and 50% equity, and a proposed return on equity (ROE) of

11.5%. Detroit Edison is also proposing a symmetrical ROE sharing mechanism, which will apply to full service and electric Customer Choice customers whose rates are no longer capped under PA 141. The sharing proposal would provide that shareholders retain all earnings within a 1% band above and below the authorized ROE. If the actual ROE falls outside of the band, customers would share between 20% and 80% of the excess or shortfall of earnings, depending on actual ROE. The ROE sharing mechanism would be effective for the calendar year in which a final order is received in this case.

      The MPSC’s current schedule regarding this application requires the MPSC Staff report to be filed in December 2003, with an interim order expected in February or March of 2004.

      On August 18, 2003, the MPSC issued an order directing interested parties to file briefs by October 17, 2003, and reply briefs by October 31, 2003 in response to the Company’s request that its PSCR clause remain suspended and that implementation of a new PSCR factor not begin until the date of the MPSC order authorizing adequate and compensatory relief. The MPSC has recognized that this issue needs to be addressed before January 1, 2004. The MPSC Staff and interveners contend that the PSCR clause should restart January 1, 2004 and apply to both capped and uncapped rate classes. They do not support the mitigation adjustment proposed by Detroit Edison. The differences between Detroit Edison and the opposing parties positions average approximately $10 million per month in PSCR revenue.

     Blackout Costs

      On August 14, 2003, failures in the regional power transmission grid caused nine of Detroit Edison’s power plants to trip offline, which left virtually all of its 2.1 million customers without power. We estimate that amounts expensed in the 2003 third quarter related to the blackout, excluding lost margins, were approximately $25 million pre-tax ($16 million net of tax). On October 24, 2003, Detroit Edison filed an accounting application with the MPSC requesting authority to defer outage related costs associated with the blackout until a future rate proceeding to recover outage costs from customers in a manner consistent with the provisions of PA 141. We anticipate an accounting order in the fourth quarter of 2003 or the first quarter of 2004, but we cannot predict the ultimate outcome or timing of this proceeding.

     Electric Industry Restructuring

      Electric Rates, Customer Choice and Stranded Costs — PA 141 provided Detroit Edison with the right to recover net stranded costs, codified and established January 1, 2002 as the date for full implementation of the MPSC’s existing electric Customer Choice program, and required the MPSC to reduce residential electric rates by 5%. At that time, Public Act 142 (PA 142) also became effective. PA 142 provided for the recovery through securitization of “qualified costs” which consist of an electric utility’s regulatory assets, plus various costs associated with, or resulting from, the establishment of a competitive electric market and the issuance of securitization bonds.

      Acting pursuant to PA 141, in an order issued in June 2000, the MPSC reduced Detroit Edison’s residential electric rates by 5% and imposed a rate freeze for all classes of customers through 2003. In April 2001, commercial and industrial rates were lowered by 5% as a result of savings derived from the issuance of securitization bonds in March 2001, as subsequently discussed.

      Certain costs may be deferred and recovered once rates can be increased. This rate cap may be lifted when certain market test provisions are met, specifically, when an electric utility has no more than 30% of generation capacity in its relevant market, with consideration for capacity needed to meet a utility’s responsibility to serve its retail customers. Statewide, multi-utility transmission system improvements also are required. In May 2003, Detroit Edison submitted filings with the MPSC regarding its compliance with the provisions of PA 141 related to market test and transmission system improvements. If the MPSC finds that Detroit Edison has complied with the PA 141 provisions, the rate caps established under PA 141 will not continue after the dates specified in the legislation. Detroit Edison has entered into a settlement agreement in regards to the market power test provisions of PA 141. All intervening parties have signed the settlement agreement. Detroit Edison is awaiting MPSC approval, which is expected by year-end 2003.

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

      In May 2002, Detroit Edison submitted its 2001 net stranded cost filing with the MPSC. The filing provided refinements to the MPSC Staff’s calculation of net stranded costs that was adopted in the December 2001 order, sought more timely recovery of net stranded costs, and addressed issues raised by the continuation of securitization offsets and rate reduction equalization credits. The filing supported that Detroit Edison had no net stranded costs in 2000 and $13 million of recoverable net stranded costs attributable to electric Customer Choice in 2001. On July 31, 2003, the MPSC issued an order finding that Detroit Edison had no net stranded costs in 2000 and 2001 and established a zero net stranded cost transition charge for billing purposes in 2003. In addition, this order clarified the inclusion of revenue discounts granted customers under special contracts in the net stranded cost calculation, but deferred finalizing the methods for determining net stranded costs. In the fourth quarter of 2002, Detroit Edison recorded a regulatory asset of $21 million, of which $10 million represented an estimate of net stranded costs during 2001, and the remaining balance represented the deferral of environmental expenditures recoverable under PA 141. The effect of recording the regulatory asset increased 2002 earnings by $14 million, net of tax. During the 2003 nine-month period, Detroit Edison recorded a regulatory asset of $54 million, of which $30 million represented an adjustment for net stranded costs for 2003, and the remainder representing the deferral of environmental expenditures. The effect for the 2003 nine-month period was an increase in earnings of $35 million, net of tax. As a result of the MPSC July 31, 2003, order and the related clarifying language, we recalculated net stranded costs for 2002 and 2003. Our revised and ongoing calculations conclude that the $30 million of net stranded costs recorded as of September 30, 2003 is appropriate. Detroit Edison has filed a petition for rehearing of the July 31, 2003 order.

      Low-Income Energy Assistance Credit — On October 20, 2003, Detroit Edison filed an application with the MPSC to implement a low-income energy assistance credit for residential electric customers. The credit is expected to assist many low-income customers who are experiencing difficulties in paying their electric bills due to poor economic conditions in Detroit Edison’s service area. Detroit Edison has proposed to fund the low-income energy assistance credit by utilizing excess securitization savings currently being used to provide credits to electric Choice Customers.

     Gas Rate Plan

      On September 30, 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. Although a final order relating to the base rate increase request is not anticipated prior to the fourth quarter of 2004, MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004.

      Primary factors that necessitate MichCon’s request for increased base rates include significant increases in routine and mandated infrastructure improvements, increased operation and maintenance expenses, including employee pension and health care costs, and a decline in customer consumption. The filing also requests a permanent capital structure based on 50% debt and 50% equity, and a proposed ROE of 11.5%. MichCon is also proposing a symmetrical ROE sharing mechanism which would provide that shareholders retain all earnings within a 1% band above and below the authorized ROE. If the actual ROE falls outside of the band, customers would share between 20% and 80 % of the excess or shortfall of earnings, depending on actual ROE.

      On September 30, 2003, MichCon also filed an application with the MPSC for the approval of depreciation rates, which will result in a modest increase in its composite depreciation rate. The Company anticipates that any depreciation change will be implemented contemporaneously with a MPSC order in MichCon’s base rate case.

     Gas Industry Restructuring

      In December 2001, the MPSC approved MichCon’s application for a voluntary, expanded permanent gas Customer Choice program, which replaced the experimental program that expired in March 2002. Effective April 2002, up to 40% of MichCon’s customers could elect to purchase gas from suppliers other than MichCon. Effective April 2003, up to 60% of customers are eligible and by April 2004, all of MichCon’s 1.2 million customers may participate in the program. The MPSC also approved the use of deferred accounting for the recovery of implementation costs of the Customer Choice program. As of September 2003, approximately 124,000 customers are participating in the Customer Choice program.

     Gas Cost Recovery Proceedings

      2002 Plan Year — In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per Mcf for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset of approximately $14 million representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset will be subject to the 2002 GCR reconciliation process. In July 2002, in response to a petition for rehearing filed by the Michigan Attorney General, the MPSC directed the parties to address MichCon’s implementation of the December 2001 order and the impact of that implementation on rates charged to MichCon’s customers. On March 12, 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. Although we have recorded a $26.5 million reserve in the first quarter of 2003 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case. In addition, we filed an appeal of the March 12, 2003 MPSC order with the Michigan Court of Appeals. The 2002 GCR reconciliation case was filed with the MPSC in February 2003. Intervening parties in this proceeding are seeking to have the MPSC disallow an additional approximately $34 million representing unbilled revenues at December 2001 and the Enron bankruptcy settlement. A final order in this proceeding is not expected until 2004.

      2003 Plan Year — On July 23, 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of September 30, 2003, MichCon has accrued a $64 million regulatory asset representing the under-recovery of actual gas costs incurred. It is expected that the billing of the $5.75 GCR rate will substantially eliminate the under-recovery by year-end 2003.

      2004 Plan Year — On September 30, 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR Plan Case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR Plan Case reflects a 15-month transitional period, January 2004 through March 2005. Under our transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices thereby minimizing the possibility of a GCR under recovery.

     Minimum Pension Liability

      In December 2002, we recorded an additional minimum pension liability as required under SFAS No. 87, “Employers’ Accounting for Pensions,” with offsetting amounts to an intangible asset and other comprehensive income. During the first quarter of 2003, the MPSC Staff provided an opinion that the MPSC’s traditional rate setting process allowed for the recovery of pension costs as measured by SFAS No. 87. Based on the MPSC Staff opinion, management believes that it will be allowed to recover in rates the minimum pension liability associated with its regulated operations. Accordingly, in the first quarter of 2003 we reclassified approximately $641 million ($417 million net of tax) of other comprehensive loss associated with the minimum pension liability to a regulatory asset.

      We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact our financial position, results of operations and cash flows.

Note 5 — Effective Tax Rate Adjustment

      Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. This quarterly adjustment had the effect of decreasing income tax expense by $82 million for the 2003 third quarter and increasing income tax expense for the nine month period ending September 30, 2003 by $70 million and decreasing income tax expense by $19 million and $5 million in the corresponding 2002 third quarter and nine-month period. Fluctuations in estimated annual earnings and tax credits were the primary variables that resulted in the larger adjustments in the 2003 periods. Annual results are not affected.

Note 6 — Earnings Per Share

      We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Diluted earnings per share assumes the exercise of stock options, vesting of non-vested stock awards and the issuance of performance share awards. A reconciliation of both calculations for the 2003 and 2002 quarter and nine-month period is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(Thousands, except per share amounts)
Basic Earnings Per Share
Income from continuing operations	$179,700	$138,900	$250,500	$391,650
Average number of common shares outstanding	167,836	167,060	167,541	163,003

Income per share of common stock based on weighted average number of shares outstanding	$1.07	$.83	$1.49	$2.40

Diluted Earnings Per Share
Income from continuing operations	$179,700	$138,900	$250,500	$391,650

Average number of common shares outstanding	167,836	167,060	167,541	163,003
Incremental shares from stock based awards	539	653	540	772

Average number of dilutive shares outstanding	168,375	167,713	168,081	163,775

Income per share of common stock assuming issuance of incremental shares	$1.06	$.83	$1.49	$2.39

Note 7 — Long-Term Debt

      In February 2003, MichCon issued $200 million of 5.7% senior notes due in March 2033. The proceeds were used for debt redemptions.

      In April 2003, DTE Energy issued $400 million of 6 3/8% senior notes due in April 2033. In conjunction with this issuance, DTE Energy exchanged $100 million principal amount of existing Enterprises debt due April 2008. The exchange premium and other costs associated with the original debt will be deferred and amortized to interest expense over the term of the new debt.

      In June 2003, DTE Energy redeemed $100 million principal amount of 6.17% Remarketed Notes due in 2038.

      In August 2003, Detroit Edison issued $49 million of 5.5% tax exempt bonds due in 2030. The proceeds were used to redeem $49 million 6.55% tax-exempt bonds due 2024.

Note 8 — Short Term Credit Arrangements and Borrowings

      On October 24, 2003, DTE Energy entered into a $350 million 364-day revolving credit facility and a $350 million three-year revolving credit facility with a syndicate of banks. These credit facilities may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for DTE Energy’s commercial paper program up to $700 million. These agreements require the Company to maintain a debt to total capitalization ratio of no more than .65 to l and “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1. DTE Energy is currently in compliance with these financial covenants. Also, in October 2003, DTE Energy’s wholly-owned subsidiaries, Detroit Edison and MichCon, entered into similar revolving credit facilities. Detroit Edison entered into a $137.5 million, 364-day facility and a $137.5 million, three-year facility. MichCon entered into a $162.5 million, 364-day facility and a $162.5 million, three-year facility. Should either Detroit Edison or MichCon have delinquent debt obligations of at least $25 million to any creditor, such delinquency will be considered a default under DTE Energy’s credit agreements.

Note 9 — Contingencies

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

      In May 2003, the IRS suspended the issuance of PLRs relating to synthetic fuel projects pending their review of issues concerning chemical change which is the basis for earning Section 29 tax credits. The IRS announced at that time that it had reason to question the scientific validity of test procedures and results that had been presented in the industry as evidence that the coal feedstock underwent a significant chemical change. The IRS indicated that it might have revoked existing PLRs that relied on procedures and results under review if it determined that those procedures and results did not demonstrate that significant chemical change had occurred. On October 29, 2003, the IRS announced that it has concluded its assessment of the chemical change process involved in synfuel production and resumed issuance of PLRs. The IRS determined that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. The Company believes that its synthetic fuel facilities currently meet the new, more stringent sampling and data/record retention requirements announced by the IRS. We had previously received favorable PLRs from the IRS on 7 of our 9 synfuel plants. In November 2003, we received favorable PLRs for the remaining two synfuel plants. The IRS is currently reviewing procedures and results at four of our synfuels plants in conjunction with their audits of our federal income tax returns. We believe our synthetic fuel plants operate in accordance with the PLRs. Through September 30, 2003, we have generated approximately $440 million of synfuel tax credits and the credits have been carried forward as alternative minimum tax credits.

      We will continue our efforts to sell interests in some or all of our synfuel projects now that the IRS has resumed issuing PLRs. Sales of interests in synfuel projects allow us to accelerate cash flow and taxable income, while maintaining a stable net income base. As the sale of interests in synfuel projects usually requires the reconfirmation of the PLR, the timing and number of our synfuel project interest sales has been influenced by the IRS’ five month suspension of issuing new and reconfirming PLRs.

      The temporary delay in selling interests in the synfuel projects has resulted in our capacity to generate more credits than we can utilize. In addition, cool spring and summer weather, combined with cost and margin pressures, have contributed to lower forecasted taxable earnings. Therefore, we reduced synthetic fuel production by approximately one-half in June 2003 to optimize the tax credits generated from these facilities. We have begun implementing a series of initiatives, including selling interests in our synfuel projects and monetizing in-the-money gas swap derivative contracts, which we expect to improve cash flow as well as our ability to fully utilize the $225 million in estimated tax credits to be generated in 2003. We will closely monitor taxable income through the remainder of 2003 and assess synfuel production levels accordingly.

Bankruptcies

      We purchase and sell electricity, gas, coal and coke to numerous companies operating in the steel, automotive, energy and retail industries. A number of customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We have negotiated or are currently involved in negotiations with each of the companies, or their successor companies, that have filed for bankruptcy protection. We regularly review contingent matters relating to purchase and sale contracts and record provisions for amounts considered probable of loss. We believe our accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

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

      See Note 4 for a discussion of contingencies related to Regulatory Matters.

Note 10 — Segment Information

      DTE Energy has the following nine reportable segments. Inter-segment revenues are not material.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Operating Revenues
Energy Resources
Regulated — Power Generation	$669	$806	$1,874	$2,082

Non-regulated
Energy Services	229	166	696	427
Energy Marketing & Trading	230	126	713	442
Other	77	37	209	105

Total Non-regulated	536	329	1,618	974

	1,205	1,135	3,492	3,056

Energy Distribution
Regulated — Power Distribution	348	394	950	1,010
Non-regulated	11	10	25	24

	359	404	975	1,034

Energy Gas
Regulated — Gas Distribution	146	122	1,074	963
Non-regulated	26	24	70	69

	172	146	1,144	1,032

Corporate & Other	4	4	10	13
Reconciliations and eliminations	(86)	(32)	(272)	(110)

Total
Regulated	1,163	1,322	3,898	4,055
Non-regulated(1)	491	335	1,451	970

	$1,654	$1,657	$5,349	$5,025

(1)	Includes Corporate & Other.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2003	2002	2003	2002

	(In millions)
Net Income (Loss)
Energy Resources
Regulated — Power Generation	$61	$54	$132	$171

Non-regulated
Energy Services	23	45	151	107
Energy Marketing & Trading	23	(1)	52	12
Other	(1)	1	(1)	—

Total Non-regulated	45	45	202	119

	106	99	334	290

Energy Distribution
Regulated — Power Distribution	35	51	15	97
Non-regulated	(3)	(4)	(12)	(11)

	32	47	3	86

Energy Gas
Regulated — Gas Distribution	(45)	(23)	5	30
Non-regulated	12	6	26	20

	(33)	(17)	31	50

Corporate & Other	75	10	(117)	(34)

Income from Continuing Operations
Regulated	51	82	152	298
Non-regulated(1)	129	57	99	94

	180	139	251	392

Discontinued Operations	(4)	22	68	37
Cumulative Effect of Accounting Changes	—	—	(27)	—

Net Income	$176	$161	$292	$429

Diluted Earnings per Common Share
Regulated	$.30	$.49	$.91	$1.82
Non-regulated(1)	.76	.34	.58	.57

Income from Continuing Operations	1.06	.83	1.49	2.39
Discontinued Operations	(.02)	.13	.40	.23
Cumulative Effect of Accounting Changes	—	—	(.16)	—

Net Income	$1.04	$.96	$1.73	$2.62

(1)	Includes Corporate & Other.

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

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Operating Revenues	$—	$351	$1,342	$(39)	$1,654

Operating Expenses
Fuel, purchased power and gas	—	213	276	(37)	452
Operation and maintenance	(25)	113	624	(3)	709
Depreciation, depletion and amortization	—	29	141	—	170
Taxes other than income	(12)	13	70	—	71

	(37)	368	1,111	(40)	1,402
Operating Income (Loss)	37	(17)	231	1	252

Other (Income) and Deductions
Interest expense	47	21	77	(15)	130
Interest expense from preferred securities of subsidiaries	—	1	4	—	5
Interest income	(11)	(3)	(7)	14	(7)
Other income	(98)	(15)	(29)	98	(44)
Other expense	—	—	31	—	31

	(62)	4	76	97	115

Income (Loss) Before Income Taxes	99	(21)	155	(96)	137
Income Tax Expense (Benefit)	(81)	1	37	—	(43)

Income (Loss) from Continuing Operations	180	(22)	118	(96)	180
Discontinued Operations
Income from operations	—	—	—	—	—
Gain on sale	(4)	—	—	—	(4)

	(4)	—	—	—	(4)

Net Income (Loss)	$176	$(22)	$118	$(96)	$176

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Operating Revenues	$—	$226	$1,407	$24	$1,657

Operating Expenses
Fuel, purchased power and gas	—	118	402	(19)	501
Operation and maintenance	(27)	80	520	42	615
Depreciation, depletion and amortization	—	31	173	—	204
Taxes other than income	—	13	74	—	87

	(27)	242	1,169	23	1,407

Operating Income	27	(16)	238	1	250

Other (Income) and Deductions
Interest expense	45	22	79	(11)	135
Preferred stock dividends of subsidiaries	—	2	4	—	6
Interest income	(9)	(4)	(9)	13	(9)
Other income	(145)	2	12	127	(4)
Other expense	(2)	(9)	(3)	22	8

	(111)	13	83	151	136

Income (Loss) Before Income Taxes	138	(29)	155	(150)	114
Income Tax Expense (Benefit)	(23)	(10)	8	—	(25)

Income (Loss) from Continuing Operations	161	(19)	147	(150)	139
Discontinued Operations	—	—	22	—	22

Net Income (Loss)	$161	$(19)	$169	$(150)	$161

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Operating Revenues	$—	$1,672	$3,817	$(140)	$5,349

Operating Expenses
Fuel, purchased power and gas	—	1,141	748	(131)	1,758
Operation and maintenance	(115)	337	1,985	(10)	2,197
Depreciation, depletion and amortization	—	89	458	—	547
Taxes other than income	(12)	49	218	—	255

	(127)	1,616	3,409	(141)	4,757

Operating Income	127	56	408	1	592

Other (Income) and Deductions
Interest expense	141	64	237	(47)	395
Interest expense from preferred securities of subsidiaries	—	1	4	—	5
Preferred stock dividends of subsidiaries	—	5	7	—	12
Interest income	(35)	(10)	(23)	46	(22)
Other income	(279)	(24)	(51)	279	(75)
Other expense	15	(1)	68	—	82

	(158)	35	242	278	397

Income Before Income Taxes	285	21	166	(277)	195
Income Tax Expense (Benefit)	56	22	(134)	—	(56)

Income (Loss) from Continuing Operations	229	(1)	300	(277)	251
Discontinued Operations
Income from operations	—	—	5	—	5
Gain on sale	63	—	—	—	63

	63	—	5	—	68
Cumulative Effect of Accounting Changes
Asset retirement obligations	—	(2)	(9)	—	(11)
Energy trading activities	—	(13)	(3)	—	(16)

	—	(15)	(12)	—	(27)

Net Income (Loss)	$292	$(16)	$293	$(277)	$292

CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Operating Revenues	$—	$1,364	$3,682	$(21)	$5,025

Operating Expenses
Fuel, purchased power and gas	—	859	842	(62)	1,639
Operation and maintenance	(76)	256	1,556	45	1,781
Depreciation, depletion and amortization	—	92	481	—	573
Taxes other than income	—	44	217	—	261

	(76)	1,251	3,096	(17)	4,254

Operating Income	76	113	586	(4)	771

Other (Income) and Deductions
Interest expense	127	69	247	(36)	407
Preferred stock dividends of subsidiaries	—	9	10	—	19
Interest income	(25)	(11)	(20)	36	(20)
Other income	(441)	(16)	(6)	441	(22)
Other expense	—	(3)	34	—	31

	(339)	48	265	441	415

Income Before Income Taxes	415	65	321	(445)	356
Income Tax Expense (Benefit)	(14)	24	(46)	—	(36)

Income from Continuing Operations	429	41	367	(445)	392
Discontinued Operations	—	—	37	—	37

Net Income	$429	$41	$404	$(445)	$429

CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (Unaudited)

	September 30, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions, except shares)
ASSETS
Current Assets
Cash and cash equivalents	$54	$4	$32	$—	$90
Restricted cash	—	—	100	—	100
Accounts receivable
Customer, less allowance for doubtful accounts	—	243	582	—	825
Accrued unbilled revenues	—	30	157	—	187
Other	1,171	267	573	(1,682)	329
Inventories
Fuel and gas	—	430	166	—	596
Materials and supplies	—	23	147	—	170
Assets from risk management and trading activities	1	188	75	(3)	261
Other	95	124	56	(76)	199

	1,321	1,309	1,888	(1,761)	2,757

Investments
Nuclear decommissioning trust funds	—	—	484		484
Other	6,536	444	269	(6,781)	468

	6,536	444	753	(6,781)	952

Property
Property, plant and equipment	—	3,749	13,885	(3)	17,631
Less accumulated depreciation and depletion	—	(2,116)	(5,845)	—	(7,961)

	—	1,633	8,040	(3)	9,670

Other Assets
Goodwill	—	2,045	39	—	2,084
Regulatory assets	—	63	2,025	—	2,088
Securitized regulatory assets	—	—	1,550	—	1,550
Assets from risk management and trading activities	—	121	21	(1)	141
Prepaid pension assets	—	179	—	—	179
Other	21	192	302	—	515

	21	2,600	3,937	(1)	6,557

Total Assets	$7,878	$5,986	$14,618	$(8,546)	$19,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$118	$402	$553	$(423)	$650
Accrued interest	60	8	54	(2)	120
Dividends payable	87	1	77	(74)	91
Accrued payroll	—	6	27	—	33
Short-term borrowings	167	675	745	(1,118)	469
Current portion of long-term debt, including capital leases	550	63	139	—	752
Liabilities from risk management and trading activities	—	222	59	(2)	279
Other	253	141	239	—	633

	1,235	1,518	1,893	(1,619)	3,027

Other Liabilities
Deferred income taxes	(462)	(220)	1,798	(1)	1,115
Regulatory liabilities	—	134	27	—	161
Asset retirement obligations	—	22	832	—	854
Unamortized investment tax credit	—	21	138	—	159
Liabilities from risk management and trading activities	—	200	14	(2)	212
Liabilities from transportation and storage contracts	—	486	—	—	486
Accrued pension liability	—	26	378	—	404
Nuclear decommissioning	—	—	61	—	61
Other	(36)	156	777	(214)	683

	(498)	825	4,025	(217)	4,135

Long-Term Debt
Mortgage bonds, notes and other	1,881	775	3,190	(186)	5,660
Securitization bonds	—	—	1,496	—	1,496
Obligated Mandatorily Redeemable Preferred Securities of
Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	100	180	—	280
Equity-linked securities	186	—	—	—	186
Capital lease obligations	—	1	77	—	78

	2,067	876	4,943	(186)	7,700

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 168,301,400 shares issued and outstanding	3,091	3,195	2,556	(5,751)	3,091
Retained earnings	2,168	(186)	1,202	(1,016)	2,168
Accumulated other comprehensive loss	(185)	(242)	(1)	243	(185)

	5,074	2,767	3,757	(6,524)	5,074

Total Liabilities and Shareholders’ Equity	$7,878	$5,986	$14,618	$(8,546)	$19,936

CONSOLIDATING STATEMENTS OF FINANCIAL POSITION

	December 31, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions, except shares)
ASSETS
Current Assets
Cash and cash equivalents	$21	$12	$100	$—	$133
Restricted cash	—	—	237	—	237
Accounts receivable
Customer, less allowance for doubtful accounts	—	301	601	—	902
Accrued unbilled revenues	—	119	177	—	296
Other	778	150	436	(1,127)	237
Inventories
Fuel and gas	—	219	194	—	413
Materials and supplies	—	19	144	—	163
Assets from risk management and trading activities	—	78	146	—	224
Other	22	118	21	(2)	159

	821	1,016	2,056	(1,129)	2,764

Investments
Nuclear decommissioning trust funds	—	—	417	—	417
Other	6,313	436	577	(6,839)	487

	6,313	436	994	(6,839)	904

Property
Property, plant and equipment	—	3,679	14,186	(3)	17,862
Less accumulated depreciation and depletion	—	(2,051)	(5,998)	—	(8,049)

	—	1,628	8,188	(3)	9,813

Other Assets
Goodwill	—	2,080	39	—	2,119
Regulatory assets	—	45	1,152	—	1,197
Securitized regulatory assets	—	—	1,613	—	1,613
Assets from risk management and trading activities	—	133	19	—	152
Prepaid pension assets	—	172	—	—	172
Other	11	189	306	(2)	504

	11	2,619	3,129	(2)	5,757

Total Assets	$7,145	$5,699	$14,367	$(7,973)	$19,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73	$307	$551	$(284)	$647
Accrued interest	17	18	83	(3)	115
Dividends payable	86	1	76	(73)	90
Accrued payroll	—	9	40	—	49
Short-term borrowings	440	450	274	(750)	414
Current portion of long-term debt, including capital leases	400	259	359	—	1,018
Liabilities from risk management and trading activities	—	159	126	(1)	284
Other	83	104	409	—	596

	1,099	1,307	1,918	(1,111)	3,213

Other Liabilities
Deferred income taxes	(339)	(305)	1,561	(1)	916
Regulatory liabilities	—	142	37	—	179
Unamortized investment tax credit	—	22	146	—	168
Liabilities from risk management and trading activities	—	199	9	—	208
Liabilities from transportation and storage contracts	—	523	—	—	523
Accrued pension liability	—	21	561	—	582
Nuclear decommissioning	—	—	416	—	416
Other	(104)	146	1,032	(391)	683

	(443)	748	3,762	(392)	3,675

Long-Term Debt
Mortgage bonds, notes and other	1,733	738	3,371	(186)	5,656
Securitization bonds	—	—	1,585	—	1,585
Equity-linked securities	191	—	—		191
Capital lease obligations	—	2	80	—	82

	1,924	740	5,036	(186)	7,514

Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries Holding Solely Debentures of DTE Energy or Enterprises	—	97	174	—	271

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 167,462,430 shares issued and outstanding	3,052	3,191	2,711	(5,902)	3,052
Retained earnings	2,132	(131)	1,185	(1,054)	2,132
Accumulated other comprehensive loss	(619)	(253)	(419)	672	(619)

	4,565	2,807	3,477	(6,284)	4,565

Total Liabilities and Shareholders’ Equity	$7,145	$5,699	$14,367	$(7,973)	$19,238

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2003

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Net Cash From (Used For) Operating Activities	$282	$54	$252	$(346)	$242

Investing Activities
Plant and equipment expenditures regulated	—	(67)	(437)	—	(504)
Plant and equipment expenditures non-regulated	—	(23)	(35)	—	(58)
Proceeds from sale of interests in synfuel projects	—	—	67	—	67
Proceeds from sale of ITC and other assets (Note 3)	610	33	—	—	643
Restricted cash for debt redemptions	—	—	137	—	137
Capital contribution to subsidiary	(170)	—	—	170	—
Other investments	(366)	(38)	(19)	357	(66)

Net cash from (used for) investing activities	74	(95)	(287)	527	219

Financing Activities
Issuance of long-term debt	281	199	49	—	529
Redemption of long-term debt	(105)	(254)	(538)	—	(897)
Short-term borrowings, net	(272)	125	472	(270)	55
Capital contribution by parent company	—	—	170	(170)	—
Issuance of common stock	33	—	—	—	33
Dividends on common stock	(259)	(37)	(222)	259	(259)
Contributions from synfuel partners	—	—	44	—	44
Other	(1)	—	(8)	—	(9)

Net cash from financing activities	(323)	33	(33)	(181)	(504)

Net Increase (Decrease) in Cash and Cash Equivalents	33	(8)	(68)	—	(43)
Cash and Cash Equivalents, Beginning of Period	21	12	100	—	133

Cash and Cash Equivalents, End of Period	$54	$4	$32	$—	$90

CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2002

	DTE			Eliminations
	Energy	DTE	Other	and	Consolidated
	Company	Enterprises	Subsidiaries	Reclasses	Total

	(In millions)
Net Cash From (Used For) Operating Activities	$210	$226	$839	$(759)	$516

Investing Activities
Plant and equipment expenditures — regulated	—	(54)	(446)	—	(500)
Plant and equipment expenditures — non-regulated	—	(18)	(132)	—	(150)
Proceed from sale of interests in synfuel projects	—	—	11	—	11
Proceeds from sale of other assets	—	8	—	—	8
Restricted cash for debt redemptions	—	—	34	—	34
Other investments	(519)	19	(386)	827	(59)

Net cash from (used for) investing activities	(519)	(45)	(919)	827	(656)

Financing Activities
Issuance of long-term debt	367	—	21	—	388
Redemption of long-term debt	(1)	(212)	(299)	—	(512)
Issuance of preferred securities	—	—	180	—	180
Redemption of preferred securities	—	(180)	—	—	(180)
Short-term borrowings, net	(54)	226	225	(290)	107
Issuance of common stock	265	—	—	—	265
Dividends on common stock	(252)	—	(222)	222	(252)
Contributions from synfuel partners	—	—	10	—	10
Other	(4)		(18)		(22)

Net cash from (used for) financing activities	321	(166)	(103)	(68)	(16)

Net Increase (Decrease) in Cash and Cash Equivalents	12	15	(183)	—	(156)
Cash and Cash Equivalents, Beginning of Period	8	9	251	—	268

Cash and Cash Equivalents, End of Period	$20	$24	$68	$—	$112

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

DTE Energy Company

      We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statement of changes in shareholders’ equity and comprehensive income for the nine-month period ended September 30, 2003 and nine-month periods ended September 30, 2003 and 2002, respectively. These interim financial statements are the responsibility of DTE Energy Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity and comprehensive income for the year then ended (not presented herein); and in our report dated February 11, 2003 (March 12, 2003 as to Note 21 and July 10, 2003 as to Note 2 — Asset Retirement Obligations and Note 4 — Disposition of International Transmission Company — Discontinued Operation), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

November 7, 2003

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

Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

Filed:
15-12	Awareness Letter of Deloitte & Touche LLP
31-3	Chief Executive Officer Section 302 Form 10-Q Certification
31-4	Chief Financial Officer Section 302 Form 10-Q Certification
99-13	364-Day Credit Agreement dated as of October 24, 2003 among DTE Energy Company, The Banks, Financial Institutions and Other Institutional Lenders, and Citibank, N.A., and Banc One Capital Markets, Inc., and Barclays Bank PLC
99-14	Three-Year Credit Agreement dated as of October 24, 2003 among DTE Energy Company, The Banks, Financial Institutions and Other Institutional Lenders, and Citibank, N.A., and Banc One Capital Markets, Inc., and Barclays Bank PLC
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report

      (b) Reports on Form 8-K

      During the quarterly period ended September 30, 2003, we filed Current Reports on Form 8-K covering matters, as follows:

Item 5.	Other Events filed July 15, 2003 and dated July 14, 2003;

Item 7.	Exhibits and Item 9. Information Provided Under Item 12 (Results of Operations and Financial Condition) filed and dated July 28, 2003;

Item 5.	Other Events and Item 7. Exhibits and Item 9. Information Provided Under Item 12. (Results of Operations and Financial Condition) filed and dated August 1, 2003;

Item 7.	Exhibits and Item 12. (Results of Operations and Financial Conditions) filed and dated August 14, 2003; and

Item 5.	Other Events and Item 7. Exhibits filed and dated August 27, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

/S/ DANIEL G. BRUDZYNSKI
_______________________________________
DANIEL G. BRUDZYNSKI
Chief Accounting Officer,
Vice President and Controller

Date: November 7, 2003

EXHIBIT INDEX

Exhibit
Number	Description

Filed:
15-12	Awareness Letter of Deloitte & Touche LLP
31-3	Chief Executive Officer Section 302 Form 10-Q Certification
31-4	Chief Financial Officer Section 302 Form 10-Q Certification
99-13	364-Day Credit Agreement dated as of October 24, 2003 among DTE Energy Company, The Banks, Financial Institutions and Other Institutional Lenders, and Citibank, N.A., and Banc One Capital Markets, Inc., and Barclays Bank PLC
99-14	Three-Year Credit Agreement dated as of October 24, 2003 among DTE Energy Company, The Banks, Financial Institutions and Other Institutional Lenders, and Citibank, N.A., and Banc One Capital Markets, Inc., and Barclays Bank PLC
Furnished:
32-3	Chief Executive Officer Section 906 Certification of Periodic Report
32-4	Chief Financial Officer Section 906 Certification of Periodic Report