Form 10-Q
period 2004-03-31
DTE ENERGY CO
filed 2004-05-05
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

Yes [X]     No [   ]

At March 31, 2004, 173,443,352 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2004

Definitions

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, the parent of Detroit Edison and Enterprises

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC that was reinstated by MichCon in January 2002, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MichCon	Michigan Consolidated Gas Company and subsidiary companies

MPSC	Michigan Public Service Commission

MWh	Megawatthour of electricity

NRC	Nuclear Regulatory Commission

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allowed Detroit Edison to recover through rates its fuel, fuel-related and purchased power electric expenses. The clause was suspended under Michigan’s restructuring legislation signed into law June 5, 2000, which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

Section 29 Tax Credits	Tax credits authorized under Section 29 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that are not expected to be recoverable if customers switch to alternative suppliers of electricity and gas.

Synfuels	The fuel produced through a process involving chemically modifying and binding particles of coal. Synfuels are used for power generation and coke production. Synfuel production generates Section 29 tax credits.

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. There are many factors that may impact forward-looking statements including, but not limited to, the following:

•	the effects of weather and other natural phenomena on operations and sales to, and purchases by, customers;

•	economic climate and growth or decline in the geographic areas where we do business;

•	environmental issues, laws and regulations, and the cost of remediation and compliance associated therewith;

•	nuclear regulations and operations associated with nuclear facilities;

•	the ability to utilize Section 29 tax credits and/or sell interests in facilities producing such credits;

•	implementation of electric and gas Customer Choice programs;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	effects of competition;

•	impacts of FERC, MPSC, NRC and other applicable governmental proceedings and regulations;

•	contributions to earnings by non-regulated businesses;

•	changes in federal, state and local tax laws and their interpretations, including the code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against or damage due to terrorism;

•	changes in accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company.

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

DTE ENERGY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DTE Energy is a diversified energy company with approximately $7 billion in revenues in 2003, and approximately $21 billion in assets at December 31, 2003. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales and distribution services throughout southeastern Michigan. Additionally, we have numerous non-regulated subsidiaries involved in energy-related businesses predominantly in the Midwest and eastern U.S.

The majority of our earnings are derived from utility operations and our synthetic fuel business, which qualifies for Section 29 tax credits. Earnings in the 2004 first quarter were $186 million, or $1.09 per diluted share, up from 2003 first quarter earnings of $155 million, or $.92 per diluted share. Earnings from continuing operations in the 2004 first quarter were $193 million, or $1.13 per diluted share, compared to 2003 first quarter earnings from continuing operations of $108 million, or $.64 per diluted share. The significant improvement in income from continuing operations reflects increased contributions from both our regulated and non-regulated businesses. Our 2004 first quarter financial performance was primarily influenced by:

•	Lost revenues from electric Customer Choice penetration;

•	An interim electric rate order reducing earnings;

•	Lower synfuel related earnings;

•	Nonrecurring gain; and

•	Effective tax rate adjustments

Electric Customer Choice Program — The electric Customer Choice program, as originally structured in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. However, Detroit Edison’s rates continue to be regulated by the Michigan Public Service Commission (MPSC), while alternative suppliers can charge market-based rates. This continued regulation has hindered Detroit Edison’s ability to retain customers. In addition, the MPSC has maintained regulated rates for certain groups of customers that exceed the cost of service to those customers. This has resulted in high levels of participation in the electric Customer Choice program by those customers that have the highest price relative to their cost of service. As a result, we continue to lose sales. Lost margins and electricity volumes associated with electric Customer Choice were approximately $50 million and 2,142 gigawatthours (gWh) in the first quarter of 2004, compared with approximately $20 million and 1,284 gWh in the comparable 2003 quarter. Partially offsetting the impact of lost margins, we recorded regulatory assets of $25 million in the 2004 first quarter and $6 million in the 2003 first quarter representing an estimate of stranded costs that we believe are recoverable under Michigan legislation. There are a number of variables and estimates that impact the level of recoverable stranded costs, including weather, sales mix and wholesale prices. As a result, our estimate of stranded costs could increase or decrease. The actual amount of stranded costs to be recovered will ultimately be determined by the MPSC.

In February 2004, the MPSC authorized an interim rate increase that recognized a revenue deficiency for lost Choice revenues, and eliminated transition credits and implemented a transition charge for Choice customers. The interim order is expected to reduce the volume of Choice sales. Assuming no further changes to the current electric Customer Choice program, we expect to continue losing margins and volumes throughout 2004 and in future periods. Although the interim order has stabilized the number of customers migrating to the Customer Choice program, current regulation continues to hinder our ability to retain customers. Detroit Edison addressed numerous issues with the electric Customer Choice program, including stranded costs, in its June 2003 rate filing and is also pursuing a legislative solution. The continued delay in addressing the structural problems of the electric Customer Choice program and the timely and full recovery of stranded costs, unfavorably impacts earnings and cash flow. See Note 5 for a further discussion of the electric Customer Choice program and the MPSC interim rate order.

Electric Interim Rate Order — Under Michigan legislation enacted in 2000, electric rates for all residential, commercial and industrial customers were frozen through 2003. The legislation also prevented rate increases or capped rates for residential customers through 2005, and for small commercial and industrial customers through 2004. The rate freeze and caps apply to base rates as well as rates designed to recover fuel and purchased power costs. Historically, these costs have been a pass-through under the power supply cost recovery (PSCR) mechanism.

In June 2003, Detroit Edison filed an application with the MPSC for: 1) an increase in retail electric rates of $427 million annually, 2) the resumption of the PSCR mechanism, and 3) the recovery of net stranded and other costs as permitted under Michigan legislation. As previously discussed, Detroit Edison received an interim order in this rate case authorizing an increase in base rates of $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The order also terminated certain transition credits and authorized transition charges to Choice customers designed to result in $30 million in additional revenues. Additionally, the interim order reaffirmed the resumption of the PSCR mechanism for both capped and uncapped customers, effective January 1, 2004, which is expected to reduce PSCR revenues by $126 million annually. However, the interim order allowed Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels in effect for these customers.

As a result of rate caps, the different effective dates of the interim base rate increase, transition charges and the PSCR mechanism, and other factors, the interim rate order reduced 2004 first quarter revenues by $17 million. Additionally, because of these factors, the interim order is only designed to increase revenues by $51 million in 2004 (Note 5). A final order is expected in the third quarter of 2004.

	Quarter	Year
	Ended	Ending
Effect of Interim Rate Order	March 31,	December 31,
(in Millions)	2004	2004 *
Base Rate Increase and Transition Charges — effective February 21, 2004	$13	$177
PSCR Reduction — effective January 1, 2004	(30)	(126)

Revenue Increase (Decrease)	$(17)	$51

Net Income Increase (Decrease)	$(11)	$33

*	Estimate based on forecasted sales.

Synthetic Fuel Operations — We operate nine synthetic fuel production plants at eight locations. Interests in five of the nine plants have been sold since 2002. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable Internal Revenue Service rules. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuel produced from coal. Synfuel-related tax credits expire in December 2007.

Operating expenses associated with synfuel projects exceed operating revenues and therefore generate operating losses, which are more than offset by the resulting Section 29 tax credits. In order to utilize qualifying Section 29 tax credits, a taxpayer must have sufficient taxable income, or the tax credits are carried forward to future years. We have not had sufficient taxable income to fully utilize tax credits earned in prior periods. As of December 2003, we had nearly $500 million in tax credit carry-forwards. In order to optimize income and cash flow from our synfuel operations, we intend to sell our interests in all remaining synfuel plants during 2004. We will only produce synfuel from plants in which we have sold interests. When we sell an interest in a synfuel facility, we recognize the gain from such sale under the installment method of accounting. Gain recognition is dependent on the synfuel production qualifying for Section 29 tax credits. In substance, we are receiving installment gains and reduced operating losses in exchange for tax credits. Sales of interests in synfuel projects allow us to accelerate cash flow while maintaining a stable income base.

Earnings from our synfuel operations totaled $40 million in the first quarter of 2004, compared to $54 million in the same 2003 period. The 26% decline in earnings is due to lower synfuel production reflecting our strategy of only producing synfuel from the five plants in which we have sold interests.

Nonrecurring gain — During the 2004 first quarter, we modified our future purchase commitments under a transportation agreement and terminated a related long-term gas exchange (storage) agreement with an interstate pipeline company. The agreements were at rates that were not reflective of current market conditions and had been fair valued under generally accepted accounting principles. The fair value net liability totaling approximately $75 million as of December 31, 2003, was being amortized to income through 2016, the life of the related agreements. As a result of the contract modification and termination, we recorded an adjustment to the net liability increasing earnings in the 2004 first quarter by $48 million, net of taxes.

Effective tax rate adjustments — Under generally accepted accounting principles, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. This quarterly adjustment at the DTE Energy corporate segment had the effect of increasing income tax expense by $6 million in the 2004 first quarter, and decreasing income tax benefit by $45 million in the 2003 first quarter. Fluctuations in estimated annual earnings and Section 29 tax credits were the primary variables that resulted in the larger adjustments. Annual results are not affected by the quarterly effective tax rate adjustments.

Outlook — We are facing many challenges in 2004 to maintain earnings and cash flow levels while protecting a strong balance sheet. Our financial performance over the short term will be dependent on preserving healthy electric and gas utilities, monetizing our synthetic fuel projects and continuing to grow our non-regulated businesses in a prudent manner.

Remedying the structural issues of the electric Customer Choice program in Michigan is a key priority for the Company. These issues must be corrected to prevent the continued migration of customers to the Choice program based on false market signals. The potential implications to remaining customers over the longer term could be significantly higher electricity rates.

The timing and ultimate amount of final rate relief granted in the current electric and gas rate cases will affect customer service levels and our financial performance. Cash flow and earnings from our utilities will remain under pressure until the regulatory uncertainties are resolved. However, we remain focused on good cash management and a healthy balance sheet.

We are aggressively pursuing the sales of interests in all of our remaining synthetic fuel projects in 2004. These sales, in addition to previously completed sales, are expected to provide a $200 million to $300 million boost to our cash flow in 2004. The availability of qualified buyers and the timing of these sales will impact this financial outcome. In addition, we are continuing development activities intended to grow our non-regulated businesses in areas such as waste coal technologies and on-site energy project development. Due to the regulatory uncertainties over the short term, we remain disciplined and conservative in our pursuit of incremental growth investments.

RESULTS OF OPERATIONS

Our earnings for the 2004 first quarter were $186 million, or $1.09 per diluted share, compared to earnings of $155 million, or $.92 per diluted share, for the 2003 first quarter. As subsequently discussed, the comparability of earnings was impacted by our two discontinued businesses, Southern Missouri Gas Company and International Transmission Company, and the adoption of two new accounting rules in the 2003 first quarter. Excluding discontinued operations and the cumulative effect of accounting changes, our earnings from continuing operations for the 2004 first quarter were $193 million, or $1.13 per diluted share, compared to earnings of $108 million, or $.64 per diluted share, for the 2003 first quarter. As subsequently discussed, earnings were affected by lost margins under the Customer Choice program, an electric interim rate order, lower synfuel production, non-recurring gains and effective tax rate adjustments. The following sections provide a detailed discussion of our segments, operating performance and future outlook.

Segment Performance & Outlook — We operate our businesses through three strategic business units (Energy Resources, Energy Distribution and Energy Gas). Each business unit has regulated and non-regulated operations. The balance of our business consists of Corporate & Other. Based on this structure, we set strategic goals, allocate resources and evaluate performance. This results in the following reportable segments.

	Three Months Ended
(in Millions, except per share data)	March 31
	2004	2003
Net Income (Loss)
Energy Resources
Regulated — Power Generation	$15	$25

Non-regulated
Energy Services	38	51
Energy Marketing & Trading	57	44
Other	(2)	—

Total Non-regulated	93	95

	108	120

Energy Distribution
Regulated — Power Distribution	26	(4)
Non-regulated	(3)	(4)

	23	(8)

Energy Gas
Regulated — Gas Distribution	70	59
Non-regulated	4	8

	74	67

Corporate & Other	(12)	(71)

Income from Continuing Operations
Regulated	111	80
Non-regulated (1)	82	28

	193	108
Discontinued Operations	(7)	74
Cumulative Effect of Accounting Changes	—	(27)

Net Income	$186	$155

Diluted Earnings (Loss) per Share
Regulated	$.65	$.48
Non-regulated (1)	.48	.16

Income from Continuing Operations	1.13	.64
Discontinued Operations	(.04)	.44
Cumulative Effect of Accounting Changes	—	(.16)

Net Income	$1.09	$.92

(1)	Includes Corporate & Other.

ENERGY RESOURCES

Power Generation — Regulated

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

Factors impacting income: Power Generation earnings declined $10 million during the 2004 first quarter. As subsequently discussed, these results primarily reflect reduced gross margins, partially offset by the recording of higher regulatory deferrals, which lowered depreciation and amortization expenses.

	Three Months Ended
	March 31
(in Millions)	2004	2003
Operating Revenues	$551	$617
Fuel and Purchased Power	210	240

Gross Margin	341	377
Operation and Maintenance	183	183
Depreciation and Amortization	50	73
Taxes Other Than Income	39	43

Operating Income	69	78
Other (Income) and Deductions	46	39
Income Tax Provision	8	14

Net Income	$15	$25

Operating Income as a Percent of Operating Revenues	13%	13%

Gross margins declined $36 million due primarily to lost margins from retail customers choosing to purchase power from alternative suppliers under the electric Customer Choice program. Detroit Edison lost 16% of retail sales in the 2004 first quarter and 10% of such sales in the 2003 first quarter as a result of Customer Choice penetration. The loss of retail sales resulted in lower purchase power requirements, as well as excess power capacity which was sold in the wholesale market. Under the interim order previously discussed, revenues from selling excess power reduces the level of recoverable fuel and purchased power costs and therefore do not impact margins. The interim rate order also lowered PSCR revenues, partially offset by increased base rate and transition charge revenues, resulting in a decrease in margins in the 2004 first quarter. Weather in the 2004 first quarter was milder than the 2003 quarter resulting in decreased margins from retail customers of $7 million. Operating revenues and fuel and purchased power costs decreased in the 2004 first quarter compared to the 2003 first quarter reflecting a $2.37 per megawatt hour (MWh) (14%) decline in fuel and purchased power costs which is a pass-through with the reinstatement of the PSCR. The decrease in fuel and purchased power costs is attributable to lower priced purchases and using a more favorable power supply mix. The favorable mix is due to lower purchases, which is driven by lost sales under the electric Customer Choice program.

	Three Months Ended
	March 31
	2004	2003
Electric Sales
(in Thousands of MWh)
Retail	10,423	11,174
Wholesale and other	2,186	1,277

	12,609	12,451

Power Generated and Purchased
(in Thousands of MWh)
Power plant generation
Fossil	9,784	9,134
Nuclear	2,408	2,248

	12,192	11,382
Purchased power	1,198	1,888

System output	13,390	13,270

Average Unit Cost ($/MWh)
Generation (1)	$12.88	$13.29

Purchased power (2)	$34.54	$40.67

Overall average unit cost	$14.82	$17.19

(1)	Represents fuel costs associated with power plants.

(2)	The average purchased power amounts include hedging activities.

Depreciation and amortization expense decreased $23 million and is attributable to the income effect of recording regulatory assets totaling $35 million in the 2004 first quarter, compared to $19 million in the 2003 first quarter. The regulatory assets represent the deferral of net stranded costs ($25 million in the 2004 first quarter and $6 million in the 2003 first quarter) and other costs we believe are recoverable under Public Act 141. Partially offsetting the decline was increased depreciation associated with generation-related capital expenditures.

Outlook — Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect to continue losing retail sales and margins in future years under the electric Customer Choice program until the inequities associated with this program are addressed. We will accrue as regulatory assets our unrecovered generation-related fixed costs due to electric Customer Choice that we believe are recoverable under Michigan legislation. We have addressed the issue of stranded costs in our June 2003 electric rate filing and are also pursuing a legislative solution. Additionally, we requested an increase in retail electric rates of $427 million annually to recover higher operating costs. The actual timing and level of recovering stranded and operating costs will ultimately be determined by the MPSC or legislation. We cannot predict the outcome of these matters. See Note 5 — Regulatory Matters.

Energy Services

Energy Services is comprised of Coal-Based Fuels, On-Site Energy Projects and non-regulated Power Generation. Coal-Based Fuels operations include producing synthetic fuel from nine synfuel plants and producing coke from three coke batteries. The production of synthetic fuel from all of our synfuel plants and the production of coke from one of our coke batteries generate tax credits under Section 29 of the Internal Revenue Code. On-Site Energy Projects include pulverized coal injection, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. Power Generation owns and operates four gas-fired peaking electric generating plants, manages and operates two additional gas-fired power plants under contract. Additionally, Power Generation develops, operates and potentially acquires gas and coal-fired generation.

Factors impacting income: Energy Services earnings declined $13 million during the 2004 first quarter. As subsequently discussed, these results primarily reflect a decline in synfuel production and related Section 29 tax credits.

	Three Months Ended
	March 31
(in Millions)	2004	2003
Operating Revenues
Coal-Based Fuels	$228	$197
On-Site Energy Projects	22	21
Power Generation — Non-regulated	2	1

	252	219
Operation and Maintenance	211	254
Depreciation and Amortization	19	30
Taxes Other Than Income	2	5

Operating Income (Loss)	20	(70)
Other (Income) and Deductions	(30)	(15)
Income Taxes
Provision (Benefit)	17	(19)
Section 29 Tax Credits	(5)	(87)

	12	(106)

Net Income	$38	$51

Operating revenues increased $33 million primarily reflecting higher coal sales and coke prices, partially offset by lower synfuel sales. Synfuel revenues primarily reflect our decision to only produce synfuel from five of our nine plants. As previously discussed, our strategy is to only produce synfuel from plants in which we have sold interests in order to optimize earnings and cash flow. Additionally, reduced synfuel revenues reflect lower production at one facility due to a fire in the coal mine that has caused a temporary shutdown of the mine and curtailed coal feedstock to the facility. To meet our obligations to provide coal under long-term contracts with synfuel customers, we acquired coal that was resold to such customers. The coal was sold at prices significantly higher than synfuel prices resulting in an increase in total revenues. Revenues from coke sales were higher in the 2004 first quarter reflecting higher market prices for coke due to limited supplies in the U.S.

Operation and maintenance expense decreased $43 million reflecting costs associated with the lower levels of synfuel production. Additionally, the decline is attributable to the recognition of gains in 2004 from the sale of interests in synfuel projects.

Other income and deductions increased $15 million due to our minority partners’ share of operating losses associated with synfuel operations. The sale of interests in our synfuel facilities during 2003 and 2004 resulted in allocating a larger percentage of such losses to our minority partners.

Income taxes increased $118 million reflecting higher taxable earnings and a decline in the level of Section 29 tax credits from the production and sale of synfuel. Tax credits from our synfuel operations decreased due to the sale of interests in synfuel facilities and lower synfuel production. The level of tax credits has been adjusted at Corporate & Other in order that the DTE Energy consolidated income tax expense during the quarter reflects the estimated calendar year effective rate.

Outlook — A significant portion of Energy Services’ earnings are derived from Section 29 tax credits. Synfuel-related tax credits expire in December 2007. We are aggressively selling interests in all of our synfuel plants. The level of tax credits generated in future periods will be affected by the timing and number of synfuel projects sold. Sales of interests in synfuel projects allow us to accelerate cash flow while maintaining a stable income base. As previously discussed, lower synfuel production in the 2004 first quarter was also due to a fire in a coal mine that temporarily shutdown the mine and curtailed coal feedstock to the facility. We expect the mine to reopen in mid-2004. During this interim shutdown period, we expect to purchase coal feedstock from third parties and resume production at the synfuel facility in which we own a 5% interest.

Although earnings from our synfuel projects were down $14 million or 26% in the 2004 first quarter, due to the mine fire and our decision to only produce synfuel from the five plants in which we have sold interests, we expect a significant increase in synfuel earnings over the balance of the year. The increase in earnings will be directly affected by the sale of interests in our remaining synfuel projects and resuming production at the synfuel location that was affected by the mine fire.

Energy Services will continue leveraging its extensive energy-related operating experience and project management capability to develop and grow the on-site energy business. We continue to explore growth opportunities that will not require significant initial capital investment. We are currently negotiating an on-site energy business arrangement with a major manufacturer in the Midwest.

Power prices over the past few years have been low due, in part, to the current excess capacity in the generation industry. Additionally, the generation tolling agreement that was settled in 2003 was at above market rates. As a result of these factors, we expect lower revenues and earnings from our power generation business in 2004. We expect this reduction to be offset by increased coke sales due to higher market prices for coke.

Energy Marketing & Trading

Energy Marketing & Trading consists of the electric and gas marketing and trading operations of DTE Energy Trading and CoEnergy. DTE Energy Trading focuses on physical power marketing and structured transactions, as well as the enhancement of returns from DTE Energy’s power plants. CoEnergy focuses on physical gas marketing and the optimization of DTE Energy’s owned and contracted natural gas pipelines and gas storage capacity. To this end, both companies enter into derivative financial instruments as part of their marketing and hedging strategies, including forwards, futures, swaps and option contracts. The derivative financial instruments are accounted for under the mark-to-market method, which results in earnings recognition of unrealized gains and losses from changes in the fair value of the derivatives.

Factors impacting income: Energy Marketing & Trading’s earnings increased $13 million in the 2004 first quarter, consisting of a $30 million improvement at CoEnergy, partially offset by a $17 million reduction at DTE Energy Trading.

DTE Energy Trading’s earnings decline was due mainly to margins associated with short-term physical trading and origination activities. Margins in the 2003 first quarter were favorably impacted by increased realized and unrealized gains due to greater pricing variability and reduced liquidity.

	Three Months Ended
	March 31
	2004	2003
(Dollars in Millions)
DTE Energy Trading
Margins — gains (losses) Realized (1)	$14	$33
Unrealized (2)	—	6

	14	39
Operating and other costs	(7)	(6)
Income taxes	(3)	(12)

Net income	$4	$21

CoEnergy
Margins — gains (losses) (3)
Realized (1)	$(1)	$36
Unrealized (2)	10	3

	9	39
Gain from contract modification/termination	74	—
Operating and other costs	(2)	(3)
Income taxes	(28)	(13)

Net income	$53	$23

Total Energy Marketing & Trading Net Income	$57	$44

(1)	Realized margins include the settlement of all derivative and non-derivative contracts, as well as the amortization of deferred assets and liabilities.

(2)	Unrealized margins include mark-to-market gains and losses on derivative contracts, net of gains and losses reclassified to realized. See “Fair Value of Contracts” section that follows.

(3)	Excludes the impact on margins from the termination of a transportation agreement with an interstate pipeline company (Note 4).

CoEnergy’s earnings reflect a one-time gain from modifying a future purchase commitment under a transportation agreement and terminating a related long-term gas exchange (storage) agreement with an interstate pipeline company (Note 4). Under the gas exchange agreement, we received gas from the customer during the summer injection period and redelivered the gas during the winter heating season.

Additionally, CoEnergy’s margins were affected by a reduction in realized margins from storage activities compared to the 2003 first quarter which benefited from a lower average cost of inventory and significantly higher gas prices. This decline was partially offset by higher unrealized gains in 2004 on contracts that are required to be marked-to-market while underlying asset positions are not, as subsequently discussed.

Outlook — Energy Marketing & Trading will seek to manage its business in a manner consistent, with and complementary to, the growth of our other business segments. Gas storage and transportation capacity enhances our ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. This capacity, coupled with the synergies from DTE Energy’s other businesses, positions the segment to add value.

Significant portions of the Energy Marketing & Trading portfolio are economically hedged, and include financial instruments, gas inventory, as well as owned and contracted natural gas pipelines and storage assets. These financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not considered derivatives for accounting purposes. As a result, Energy Marketing & Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets.

Non-regulated — Other

Our other non-regulated businesses include Coal Services and Biomass units. Coal Services provides fuel, transportation and rail equipment management services. We specialize in minimizing power production costs and maximizing reliability of supply for energy-intensive customers. Additionally, we participate in coal trading and coal-to-power tolling transactions, as well as sales of excess emissions credits. Coal Services has formed a subsidiary, DTE PepTec Inc., which uses proprietary technology to produce high quality coal products from fine coal slurries typically discarded from coal mining operations. Biomass develops, owns and operates landfill recovery systems in the U.S. Gas produced from these landfill sites qualifies for Section 29 tax credits.

Factors impacting income: Earnings decreased $2 million reflecting operating costs associated with ramping up the DTE PepTec business. Our first waste coal facility in Ohio became operational in late 2003.

Outlook — We expect to continue to grow our Coal Services and Biomass units. We believe a substantial market exists for the use of DTE PepTec Inc. technology and plan to aggressively pursue expansion opportunities. We expect to open three to five operating sites in 2004.

ENERGY DISTRIBUTION

Power Distribution — Regulated

Power Distribution operations include the electric distribution services of Detroit Edison. Power Distribution distributes electricity generated and purchased by Energy Resources and alternative electric suppliers to Detroit Edison’s 2.1 million customers.

Factors impacting income: Power Distribution earnings increased $30 million during the 2004 first quarter. As subsequently discussed, these results primarily reflect an increase in operating revenues, a non-recurring loss recorded in the 2003 first quarter and a decrease in operation and maintenance expenses.

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Revenues	$335	$320
Fuel and Purchased Power	6	7
Operation and Maintenance	163	183
Depreciation and Amortization	64	62
Taxes other than Income	29	30

Operating Income	73	38
Other (Income) and Deductions	33	44
Income Tax Provision (Benefit)	14	(2)

Net Income (Loss)	$26	$(4)

Operating Income as a Percent of Operating Revenues	22%	12%

	Three Months Ended
	March 31
	2004	2003
Electric Deliveries
(in Thousands of MWh)
Residential	4,069	3,856
Commercial	3,491	4,126
Industrial	2,754	3,085
Wholesale	556	576
Other	109	107

	10,979	11,750
Electric Choice	2,142	1,284

Total Electric Deliveries	13,121	13,034

Operating revenues increased $15 million primarily due to residential sales growth and the increase in base rates resulting from the interim order. These improvements were partially offset by the effects of milder weather.

Operation and maintenance expense decreased $20 million due primarily to a $22 million loss ($14 million net of tax) on the sale of our steam heating business in the 2003 first quarter. The 2004 first quarter also benefited from our Company-wide cost savings initiative and lower transmission expenses, partially offset by higher reserves for uncollectable accounts receivables and increased pension and health care costs. The increase in uncollectable accounts expense reflects higher past due amounts attributable to economic conditions.

Outlook — Operating results are expected to vary as a result of external factors such as weather, changes in economic conditions and the severity and frequency of storms. As previously mentioned, Detroit Edison filed a rate case in June 2003 to address future operating costs and other issues. Detroit Edison received an interim order in this rate case in February 2004. See Note 5 — Regulatory Matters.

Non-regulated

Non-regulated Energy Distribution operations include DTE Energy Technologies, which markets and distributes distributed generation products, provides application engineering, and monitors and manages generation system operations.

Factors impacting income: Non-regulated losses decreased $1 million due to increased sales and cost reductions.

Outlook — DTE Energy Technologies expects to continue participating in the emerging distributed generation market and to increase our focus on our proprietary pre-engineered and packaged continuous generation products.

ENERGY GAS

Gas Distribution — Regulated

Gas Distribution operations include gas distribution services primarily provided by MichCon, our gas utility that purchases, stores, distributes and sells natural gas to 1.2 million residential, commercial and industrial customers located throughout Michigan.

Factors impacting income: Gas Distribution’s earnings improved $11 million. As subsequently discussed, results primarily reflect an increase in gross margins, partially offset by increased operation and maintenance expenses.

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Operating Revenues	$729	$639
Cost of Gas	499	430

Gross Margin	230	209
Operation and Maintenance	99	81
Depreciation and Amortization	26	24
Taxes other than Income	12	17

Operating Income	93	87
Other (Income) and Deductions	13	11
Income Tax Provision	10	17

Net Income	$70	$59

Operating Income as a Percent of Operating Revenues	13%	14%

Gross margins increased $21 million reflecting a $26.5 million reserve recorded in the 2003 first quarter for the potential disallowance in gas costs pursuant to an MPSC order in MichCon’s 2002 GCR plan case (Note 5). Gross margins in the 2004 first quarter were also affected by lower sales due to warmer winter weather in 2004 compared to the prior year. Operating revenues and cost of gas increased significantly in the 2004 first quarter compared to the 2003 first quarter reflecting higher gas prices which are recoverable from customers through the gas cost recovery (GCR) mechanism.

Operation and maintenance expense increased $18 million primarily due to higher reserves for uncollectable accounts receivables and increased pension and postretirement costs. The increase in uncollectable accounts expense reflects higher past due amounts attributable to an increase in gas prices and economic conditions. Partially offsetting these increases were benefits from Company-wide cost savings initiative.

Income taxes in 2004 were favorably affected by a lower effective tax rate in the 2004 first quarter as compared to the 2003 first quarter which was driven by lower estimated annual earnings.

Outlook — Operating results are expected to vary as a result of external factors such as regulatory proceedings, weather and changes in economic conditions. Higher gas prices and economic conditions have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates. However, failure to make continued progress in collecting our past due receivables would unfavorably affect operating results. Energy assistance programs funded by the federal government and the State of Michigan, remain critical to MichCon’s ability to control uncollectable accounts receivable expenses. We are working with the State of Michigan and others to increase the share of funding allocated to our customers to be representative of the number of low-income individuals in our service territory.

As a result of the continued increase in operating costs, MichCon filed a rate case in September 2003 to increase rates by $194 million annually to address future operating costs and other issues. See Note 5 — Regulatory Matters.

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

Factors impacting income: Earnings decreased $4 million reflecting one time gains recorded in the 2003 first quarter from selling certain gas properties and the loss of earnings from the 2003 sale of our 16% equity interest in the Portland Natural Gas Transmission System.

Outlook — We expect to further develop our gas production properties in northern Michigan and our pipelines, processing and storage assets to support other DTE Energy businesses. Additionally, we expect to continue to invest in opportunities in the coal bed methane business to leverage our production, coal and low-cost operating capabilities.

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

Factors impacting income: Corporate & Other’s losses decreased $59 million in the 2004 first quarter. Results reflect adjustments in both years to normalize the effective income tax rate. There was a $6 million unfavorable adjustment in the 2004 first quarter compared to a $45 million unfavorable adjustment in the 2003 first quarter. The income tax provisions of the segments are determined on a stand-alone basis. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate. The 2003 first quarter earnings were also affected by a $15 million cash contribution to the DTE Energy Foundation, funded with proceeds received from the sale of ITC (Note 3). Corporate and Other also benefited from lower financing costs in the 2004 first quarter.

DISCONTINUED OPERATIONS

Southern Missouri Gas Company (SMGC) - We own SMGC, a public utility engaged in the distribution, transmission and sale of natural gas in southern Missouri. In the first quarter of 2004, management approved the marketing of SMGC for sale. Under generally accepted accounting principles, we classified SMGC as a discontinued operation in the 2004 first quarter and recognized a net of tax impairment loss of approximately $7 million representing the write-down to fair value of the assets of SMGC, less costs to sell, and the write-off of allocated goodwill.

International Transmission Company (ITC) - In February 2003, we sold ITC, our electric transmission business, to affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners, LLC. Accordingly, we classified ITC as a discontinued operation. The sale generated a preliminary net of tax gain in the 2003 first quarter of $69 million. The gain was subsequently adjusted during 2003 to $63 million, which was net of transaction costs and the portion of the gain that was refundable to customers. We had income from discontinued operations of $5 million in the first quarter of 2003.

See Note 3 for further discussion.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

As required by generally accepted accounting principles, on January 1, 2003, we adopted new accounting rules for asset retirement obligations and energy trading activities. The cumulative effect of adopting these new accounting rules reduced 2003 first quarter earnings by $27 million. See Note 2 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

	Three Months Ended
	March 31
	2004	2003
(in Millions)
Cash and Cash Equivalents
Cash Flow From (Used For):
Operating activities:
Net income	$186	$155
Depreciation, depletion and amortization	167	201
Deferred income taxes	113	18
Gain on sale of assets	(3)	(118)
Working capital and other	(183)	(115)

	280	141

Investing activities:
Plant and equipment expenditures — regulated	(161)	(191)
Plant and equipment expenditures — non-regulated	(18)	(20)
Proceeds from sale of ITC, synfuel and other assets	57	628
Restricted cash and other investments	28	126

	(94)	543

Financing activities:
Issuance of long-term debt and common stock	11	209
Redemption of long-term debt	(232)	(417)
Short-term borrowings, net	134	(384)
Dividends on common stock and other	(89)	(89)

	(176)	(681)

Net Increase in Cash and Cash Equivalents	$10	$3

Operating Activities

We use cash derived from operating activities to maintain and expand our electric and gas utilities and to grow our non-regulated businesses. In addition, we use cash from operations to retire long-term debt and pay dividends. A majority of the company’s operating cash flow is provided by the two regulated utilities, which are significantly influenced by factors such as weather, electric Customer Choice sales loss, regulatory deferrals, regulatory outcomes, economic conditions and operating costs. Our non-regulated businesses also provide sources of cash flow to the enterprise and reflect a range of operating profiles. These vary from our synthetic fuel business, which we believe will provide substantial cash flow through 2008, to new start-ups, such as our coal bed methane or waste coal recovery businesses, which are growing and will require modest investments beyond their cash generation capabilities.

Although DTE Energy’s overall earnings were up $31 million or 20% in the 2004 first quarter, cash from operations totaling $280 million, was up $139 million or 99% from the comparable 2003 period. The operating cash flow comparison reflects an increase of $207 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains), partially offset by an increase in working capital and other requirements. A portion of this improvement is attributable to the change in our strategy to only produce synfuel from plants in which we have sold interests. As previously discussed, synfuel projects generate operating losses, which are more than offset by tax credits that we have been unable to fully utilize, and therefore negatively affect operating cash flow. Cash used for working capital purposes includes 2003 estimated income tax payments made in the 2004 first quarter reflecting a different payment pattern of taxes in 2004 compared to 2003. The effect on working capital of the higher tax payments was mitigated by improvements in accounts receivables relative to the prior year. The working capital comparison was also affected by a $222 million cash contribution to our pension plan in the 2003 first quarter.

Outlook — We expect cash flow from operations to increase over the long-term, but to remain relatively the same for the full year 2004 as 2003. Cash flow improvements from partial year utility rate increases and the sale of interests in our synfuel projects, will be offset by higher cash requirements, primarily within our gas storage business. We are continuing our efforts that began in 2003 to identify opportunities to improve cash flow through a cash improvement task force.

Investing Activities

Cash inflows associated with investing activities are partially generated from the sale of assets and are utilized to invest in our utilities and non-regulated businesses. In any given year, we will look to harvest cash from under performing or non-strategic assets. Capital spending within the utility business is primarily to maintain our generation and distribution infrastructure and comply with environmental regulations. Capital spending within our non-regulated businesses is for ongoing maintenance, expansion and growth.

Net cash relating to investing activities declined $637 million in the 2004 first quarter as compared to the same 2003 period primarily due to the sale of ITC in February 2003 and cash contractually designated for debt service. Also affecting the comparison was lower regulated and non-regulated plant expenditures in the 2004 first quarter.

Outlook — Our strategic direction anticipates base level capital investments and expenditures for existing businesses in 2004, ranging from $750 million to $1 billion. Our utilities plan to spend higher amounts of capital, but actual spending levels will be matched to available cash flows. Until our two rate cases are resolved, we intend to hold utility capital spending at 2003 levels.

Capital spending for general corporate purposes will increase in 2004 primarily as a result of DTE2, our Company-wide initiative to improve existing processes and to implement new core information systems including, finance, human resources, supply chain and work management. Non-regulated capital spending will approximate $100 million to $150 million in 2004. Capital spending for growth of existing or new businesses will be constrained in 2004 due to the pending rate cases, electric Customer Choice issues and rating agency concerns about these businesses.

We believe that we will have sufficient capital resources, both internal and external, to fund anticipated capital requirements.

Financing Activities

Our strategy is to have a targeted debt portfolio blend as to fixed and variable interest rates and maturity. We continually evaluate our leverage targets to ensure that they are consistent with our objective to have a strong investment grade debt rating. We have completed a number of refinancings with the effect of extending the average maturity of our long-term debt and strengthening our balance sheet. The extension of the average maturity was accomplished at interest rates that lowered our debt costs.

Net cash used for financing activities decreased $505 million during the 2004 first quarter, compared to the same 2003 period, due to lower issuances of new debt, and fewer redemptions of long- and short-term debt.

We also contributed $170 million of DTE Energy common stock to our pension plan in the first quarter of 2004.

Outlook — Our goal is to maintain a healthy balance sheet. We intend on maintaining a high investment grade credit rating and maintaining leverage in the 50% to 55% range (excluding certain debt, principally securitization debt).

We expect to continue issuing new DTE Energy shares for our dividend reinvestment plan, generating approximately $50 million annually. We believe this is a cost-effective means of raising new equity.

Debt maturing in 2004 totals approximately $500 million. In addition, there are outstanding debt instruments that are likely to be economic to redeem and refund with new debt. Later in 2004, we expect to continue taking advantage of historically low long-term interest rates and issue new securities with a longer life than those maturing or called. In the meantime, we are issuing commercial paper to meet our cash requirements and are currently arranging an additional credit facility of approximately $350 million with a two-year maturity. This new facility will complement our existing $1.3 billion revolving credit facilities that support our use of letters of credit and the issuance of commercial paper.

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

Roll-Forward of Mark-to-Market Energy Contract Net Assets

The following tables provide details on changes in our mark-to-market (MTM) net asset or (liability) position during the first quarter of 2004.

				Energy
				Marketing
	Proprietary	Structured	Owned	& Trading	Gas
(in Millions)	Trading (1)	Contracts (2)	Assets (3)	Total	Production	Total

MTM at December 31, 2003	$10	$17	$(171)	$(144)	$(80)	$(224)

Reclassed to realized upon settlement	(11)	(6)	29	12	(14)	(2)
Changes in fair value	5	2	(8)	(1)	—	(1)
Amortization of option premiums	(1)	—	—	(1)	—	(1)

Amounts impacting unrealized income	(7)	(4)	21	10	(14)	(4)
Effective portion of change in fair value	—	—	—	—	1	1

MTM at March 31, 2004	$3	$13	$(150)	$(134)	$(93)	$(227)

(1)	“Proprietary Trading” represents derivative activity transacted with the intent of capturing profits on forward price movements.

(2)	“Structured Contracts” represent derivative activity transacted with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and alternative energy suppliers. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting transaction can be executed.

(3)	“Owned Assets” represent derivative activity associated with assets owned by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Derivatives are generally executed with the intent of locking in and optimizing profits without creating additional risk.

					Energy
					Marketing		Total
	Proprietary	Structured	Owned		& Trading	Gas	Assets
(in Millions)	Trading	Contracts	Assets	Eliminations	Total	Production	(Liabilities)

Current assets	$105	$136	$89	$(113)	$217	$—	$217
Noncurrent assets	26	86	60	(15)	157	—	157

Total MTM assets	131	222	149	(128)	374	—	374

Current liabilities	(107)	(127)	(205)	111	(328)	(54)	(382)
Noncurrent liabilities	(21)	(82)	(94)	17	(180)	(39)	(219)

Total MTM liabilities	(128)	(209)	(299)	128	(508)	(93)	(601)

Total MTM net assets (liabilities)	$3	$13	$(150)	$—	$(134)	$(93)	$(227)

Maturity of Fair Value of MTM Energy Contract Net Assets

We fully reserve all unrealized gains and losses related to periods beyond the liquid trading time frame. Our intent is to recognize MTM activity only when pricing data is obtained from active quotes and published indexes.

The table below shows the maturity of the MTM positions of our energy contracts.

				2007	Total
(in Millions)				And	Fair
Source of Fair Value	2004	2005	2006	Beyond	Value
Proprietary Trading	$2	$1	$—	$—	$3
Structured Contracts	8	4	1	—	13
Owned Assets	(97)	(37)	(16)	—	(150)

Energy Marketing & Trading	(87)	(32)	(15)	—	(134)
Gas Production	(40)	(43)	(10)	—	(93)

Total	$(127)	$(75)	$(25)	$—	$(227)

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

Credit Risk

Bankruptcies

We purchase and sell electricity, gas, coal and coke from and to numerous companies operating in the steel, automotive, energy, retail and other industries. A number of customers and suppliers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We closely monitor these bankruptcies, regularly review contingent matters relating to these bankruptcies and record provisions for amounts considered probable of loss. We believe our accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements in the period they are resolved.

Summary of Sensitivity Analysis

We performed a sensitivity analysis calculating the impact of changes in fair values utilizing applicable forward commodity rates if they occurred at March 31, 2004:

(in Millions)

	Increase	Decrease	Change in the
Activity	of 10%	of 10%	fair value of
Gas Contracts	$(12)	$12	Commodity contracts
Power Contracts	$(9)	$7	Commodity contracts
Interest Rate Risk	$(287)	$301	Long-term debt
Foreign Currency Risk	$.2	$(.2)	Forward contracts

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2004, which is the end of the period covered by this report, and have concluded that such controls and procedures are effectively designed to ensure that required information disclosed by the Company in reports that it files or submits under the Act is recorded, processed, summarized and timely reported in accordance with Commission’s rules and forms.

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2004	2003

Operating Revenues	$2,093	$2,095

Operating Expenses
Fuel, purchased power and gas	741	813
Operation and maintenance	736	771
Depreciation, depletion and amortization	167	197
Taxes other than income	85	97

	1,729	1,878

Operating Income	364	217

Other (Income) and Deductions
Interest expense	131	139
Interest income	(10)	(8)
Minority interest	(30)	(16)
Other income	(17)	(13)
Other expenses	22	33

	96	135

Income Before Income Taxes	268	82
Income Tax Provision (Benefit)	75	(26)

Income from Continuing Operations	193	108
Income (Loss) from Discontinued Operations, net of tax (Note 3)	(7)	74
Cumulative Effect of Accounting Changes, net of tax (Note 2)	—	(27)

Net Income	$186	$155

Basic Earnings per Common Share (Note 6)
Income from continuing operations	$1.14	$.65
Discontinued operations	(.04)	.44
Cumulative effect of accounting changes	—	(.17)

Total	$1.10	$.92

Diluted Earnings per Common Share (Note 6)
Income from continuing operations	$1.13	$.64
Discontinued operations	(.04)	.44
Cumulative effect of accounting changes	—	(.16)

Total	$1.09	$.92

Average Common Shares
Basic	170	167
Diluted	170	168
Dividends Declared per Common Share	$.515	$.515

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	(Unaudited)
	March 31	December 31
	2004	2003
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$64	$54
Restricted cash	77	131
Accounts receivable Customer (less allowance for doubtful accounts of $116 and $99, respectively)	1,052	877
Accrued unbilled revenues	266	316
Other	426	338
Inventories
Fuel and gas	208	467
Materials and supplies	161	162
Assets from risk management and trading activities	216	186
Other	238	181

	2,708	2,712

Investments
Nuclear decommissioning trust funds	537	518
Other	575	601

	1,112	1,119

Property
Property, plant and equipment	17,806	17,679
Less accumulated depreciation and depletion	(7,474)	(7,355)

	10,332	10,324

Other Assets
Goodwill	2,064	2,067
Regulatory assets	2,085	2,063
Securitized regulatory assets	1,505	1,527
Notes receivable	527	469
Assets from risk management and trading activities	156	88
Prepaid pension assets	182	181
Other	203	203

	6,722	6,598

Total Assets	$20,874	$20,753

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	(Unaudited)
(in Millions, Except Shares)	March 31 2004	December 31 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$652	$625
Accrued interest	113	110
Dividends payable	89	87
Accrued payroll	31	51
Income taxes	—	185
Short-term borrowings	504	370
Current portion of long-term debt, including capital leases	592	477
Liabilities from risk management and trading activities	387	326
Gas inventory equalization (Note 1)	167	—
Other	539	648

	3,074	2,879

Other Liabilities
Deferred income taxes	1,103	988
Regulatory liabilities	818	817
Asset retirement obligations (Note 2)	879	866
Unamortized investment tax credit	153	156
Liabilities from risk management and trading activities	218	173
Liabilities from transportation and storage contracts	418	495
Accrued pension liability	199	345
Deferred gains from asset sales	373	311
Minority interest	159	156
Nuclear decommissioning	69	67
Other	528	544

	4,917	4,918

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,432	5,624
Securitization bonds	1,446	1,496
Equity-linked securities	183	185
Trust preferred-linked securities	186	289
Capital lease obligations	73	75

	7,320	7,669

Contingencies (Notes 5 and 8)
Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 173,443,352 and 168,606,522 shares issued and outstanding, respectively	3,288	3,109
Retained earnings	2,406	2,308
Accumulated other comprehensive loss	(131)	(130)

	5,563	5,287

Total Liabilities and Shareholders’ Equity	$20,874	$20,753

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2004	2003

Operating Activities
Net Income	$186	$155
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	167	201
Deferred income taxes	113	18
Gain on sale of assets, net	(3)	(118)
Partners’ share of synfuel project losses	(36)	(16)
Contributions from synfuel partners	17	14
Cumulative effect of accounting changes	—	27
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(164)	(140)

Net cash from operating activities	280	141

Investing Activities
Plant and equipment expenditures — regulated	(161)	(191)
Plant and equipment expenditures — non-regulated	(18)	(20)
Proceeds from sale of interests in synfuel projects	26	16
Proceeds from sale of ITC and other assets	31	612
Restricted cash for debt redemptions	54	147
Other investments	(26)	(21)

Net cash from (used for) investing activities	(94)	543

Financing Activities
Issuance of long-term debt	—	199
Redemption of long-term debt	(232)	(417)
Short-term borrowings, net	134	(384)
Issuance of common stock	11	10
Dividends on common stock	(87)	(86)
Other	(2)	(3)

Net cash used for financing activities	(176)	(681)

Net Increase in Cash and Cash Equivalents	10	3
Cash and Cash Equivalents at Beginning of the Period	54	133

Cash and Cash Equivalents at End of the Period	$64	$136

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity
and Comprehensive Income (Unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Total

Balance, January 1, 2004	$168,607	$3,109	$2,308	$(130)	$5,287

Net income	—	—	186	—	186
Issuance of new shares (Note 6)	4,869	191	—	—	191
Dividends declared on common stock	—	—	(89)	—	(89)
Repurchase and retirement of common stock	(33)	(1)	—	—	(1)
Net change in unrealized losses on derivatives, net of tax	—	—	—	(5)	(5)
Net change in unrealized gain on investments, net of tax	—	—	—	4	4
Unearned stock compensation and other	—	(11)	1	—	(10)

Balance, March 31, 2004	173,443	$3,288	$2,406	$(131)	$5,563

The following table displays other comprehensive income (loss) for the three-month periods ended March 31:

(in Millions)	2004	2003

Net income	$186	$155

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $(2) and $3, respectively	(3)	5
Amounts reclassified to earnings, net of taxes of $(1) and $-, respectively	(2)	—

	(5)	5
Net change in unrealized gain on investments, net of taxes of $2 and $-	4	—
Pension obligations, net of taxes of $- and $224, respectively	—	417

	(1)	422

Comprehensive income	$185	$577

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2003 Annual Report on Form 10-K.

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

We reclassified certain prior year balances to match the current year’s presentation.

Stock-Based Compensation

We have a stock-based employee compensation plan. The plan permits the awarding of various stock awards, including options, restricted stock and performance shares. We account for stock awards under the plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees.” No compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The recognition provisions under Statement of Financial Accounting Standards (SFAS) No. 123,“Accounting for Stock-Based Compensation,” require the recording of compensation expense for stock options equal to their fair value at date of grant as determined using an option pricing model. The following table illustrates the effect on net income and earnings per share if we had recorded compensation expense for options granted under the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	March 31
(in Millions, except per share amounts)	2004	2003
Net Income As Reported	$186	$155
Less: Total Stock-based Expense (1)	(2)	(2)

Pro Forma Net Income	$184	$153

Earnings Per Share
Basic — as reported	$1.10	$.92

Basic — pro forma	$1.08	$.91

Diluted — as reported	$1.09	$.92

Diluted — pro forma	$1.08	$.91

(1)	Expense determined using a Black-Scholes based option pricing model.

Consolidated Statement of Cash Flows

The components of changes in assets and liabilities follow:

	Three Months Ended
	March 31
(in Millions)	2004	2003

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(202)	$(335)
Accrued unbilled receivables	50	74
Accrued gas cost recovery revenue	(39)	(22)
Inventories	260	193
Accrued/Prepaid pensions	23	(205)
Accounts payable	27	192
Exchange gas payable	(108)	(19)
Income taxes payable	(211)	(26)
General taxes	(4)	2
Risk management and trading activities	10	(35)
Gas inventory equalization	167	150
Other	(137)	(109)

	$(164)	$(140)

Other cash and non-cash investing and financing activities follow:

	Three Months Ended
	March 31
(in Millions)	2004	2003
Supplementary Cash Flow Information
Interest paid (excluding interest capitalized)	$128	$128
Income taxes paid	$173	$25
Notes received from sale of synfuel projects	$83	$—
Common stock contribution to pension plan	$170	$—

Retirement Benefits and Trusteed Assets

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions) Three Months Ended March 31	Pension Benefits		Benefits
	2004	2003	2004	2003
Service Cost	$16	$13	$10	$11
Interest Cost	43	42	25	23
Expected Return on Plan Assets	(52)	(53)	(13)	(12)
Amortization of
Net loss	16	10	10	7
Prior service cost	2	2	(1)	(1)
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$25	$14	$33	$30

In March 2004, we contributed shares of DTE Energy common stock, valued at $170 million, to a defined benefit retirement plan. In January 2004, we made a $40 million cash contribution to our postretirement health care and life insurance plans. We do not expect to make any additional contributions during 2004.

Gas in Inventory

Inventory gas is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas of net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51,” was issued and requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have controlling interests, the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties, or equity investors do not share proportionally in gains or losses.

In October 2003 and December 2003, the FASB issued Staff Position No. FIN 46-6 and FIN 46-Revised (FIN 46-R), respectively, which clarified FIN 46 and provided for the deferral of the effective date of FIN 46 for certain variable interest entities.

As of March 31, 2004, we have evaluated all of our equity and non-equity interests and have adopted all current provisions of FIN 46-R. The adoption of FIN 46-R did not have a material effect on our financial statements. We expect additional implementation guidance to be issued regarding FIN 46-R and are unable to determine what effect, if any, this additional guidance might have on our financial statements.

Asset Retirement Obligations

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have retirement obligations for our synthetic fuel operations, gas production facilities, asphalt plant, gas gathering facilities and various other operations. As to regulated operations, we believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

As a result of adopting SFAS No. 143 on January 1, 2003, we recorded a plant asset of $306 million with offsetting accumulated depreciation of $106 million, a retirement obligation liability of $815 million and reversed previously recognized obligations of $377 million, principally nuclear decommissioning liabilities. We also recorded a cumulative effect amount related to regulated operations as a regulatory asset of $221 million, and a cumulative effect charge against earnings of $11 million (net of taxes of $7 million) for 2003.

A reconciliation of the asset retirement obligation for the 2004 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2004	$866
Accretion	14
Liabilities settled	(1)

Asset retirement obligations at March 31, 2004	$879

Energy Trading Activities

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

Additionally, inventory utilized in energy trading activities accounted for under the fair value method of accounting as prescribed by ARB No. 43 is no longer permitted. DTE Energy’s Energy Marketing & Trading segment uses gas inventory in its trading operations and switched to the average cost inventory accounting method in January 2003.

Effective January 1, 2003, DTE Energy no longer applied EITF Issue No. 98-10 to energy contracts and ARB No. 43 to gas inventory. As a result of discontinuing the application of these accounting principles, we recorded a cumulative effect of accounting change that reduced net income for the first quarter of 2003 by $16 million (net of taxes of $9 million).

NOTE 3 — DISCONTINUED OPERATIONS

Impairment of Southern Missouri Gas Company

We own Southern Missouri Gas Company (SMGC), a public utility engaged in the distribution, transmission and sale of natural gas in southern Missouri. In the first quarter of 2004, management approved the marketing of SMGC for sale. As of March 31, 2004, SMGC meets the SFAS No. 144 criteria of an asset “held for sale.” Therefore, we recognized a net of tax impairment loss of approximately $7 million in the 2004 first quarter representing the write-down to fair value of the assets of SMGC, less costs to sell, and the write-off of allocated goodwill.

Disposition of International Transmission Company

We have reported the operations of the International Transmission Company (ITC) as a discontinued operation. In February 2003, we sold ITC to affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners, LLC. The sale generated a preliminary net of tax gain in the 2003 first quarter of $69 million. The gain was subsequently adjusted during 2003 to $63 million, which was net of transaction costs and the portion of the gain that was refundable to customers. We had income from discontinued operations of $5 million in the first quarter of 2003.

NOTE 4 — CONTRACT MODIFICATION/TERMINATION

In February 2004, we modified our future purchase commitments under a transportation agreement with an interstate pipeline company and terminated a related long-term gas exchange (storage) agreement, effective March 31, 2004. Under the gas exchange agreement, we received gas from the customer during the summer injection period and redelivered the gas during the winter heating season. The agreements were at rates that were not reflective of current market conditions and had been fair valued under generally accepted accounting principles. In 2002, the fair value of the transportation agreement was frozen when it no longer met the definition of a derivative as a result of FERC Order 637. The fair value amounts were being amortized to income over the life of the related agreements, representing a net liability of approximately $75 million as of December 31, 2003. As a result of the contract modification and termination, we recorded an adjustment to the net liability increasing earnings in the 2004 first quarter by $48 million, net of taxes.

NOTE 5 — REGULATORY MATTERS

Electric Transitional Rate Plan

Rate Request — In June 2003, Detroit Edison filed an application with the MPSC requesting a change in retail electric rates, resumption of the Power Supply Cost Recovery (PSCR) mechanism, and recovery of net stranded costs. The application requested a base rate increase for both full-service and electric Customer Choice customers totaling $416 million annually (approximately 12% increase) in 2006, with a three-year phase-in starting in 2004 as the caps on customer rates expire. Detroit Edison proposed that the $416 million increase be allocated between full-service customers ($265 million) and electric Customer Choice customers ($151 million). In November 2003, Detroit Edison increased its original rate request by $11 million to $427 million.

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

The interim base rate increase totaled $248 million annually, effective February 21, 2004, and is applicable to all customers not subject to the rate cap. The increase has been allocated to both full-service customers ($240 million) and electric Customer Choice customers ($8 million). However, because of the rate caps under PA 141, not all of the increase will be recognized in 2004. The order also terminated certain transition credits and authorized transition charges to Choice customers designed to result in $30 million in additional revenues. Additionally, the MPSC authorized a PSCR factor for all customers, a credit of 1.05 mills per kWh compared to the 2.04 mills per kWh charge previously in effect. However, the MPSC order will allow Detroit Edison to increase base rates for customers still subject to the cap in an equal and offsetting amount with the change in the PSCR factor to maintain the total capped rate levels currently in effect for these customers.

Although the base rate increase and transition charges total $278 million, the interim order is only designed to result in an increase in 2004 revenues of $51 million. This lower amount is a result of the rate caps, the February 21, 2004 effective date and the PSCR adjustment. Amounts collected are subject to refund pending a final order in this rate case.

The MPSC deferred addressing other items in the rate request, including a surcharge to recover regulatory assets, until a final rate order which is expected in the third quarter of 2004, is issued. We cannot predict the amount of final rate relief that will be granted by the MPSC.

MPSC Staff Report on Final Rate Relief — On March 5, 2004, the MPSC Staff (Staff) filed testimony regarding final rate relief requested by Detroit Edison. The Staff recommended a base rate increase of $275 million, a $27 million increase over the $248 million interim order, compared to Detroit Edison’s request of $553 million. The Staff’s proposed $275 million base rate increase excluded an estimated $93 million of stranded costs from sales lost to electric Customer Choice. The Staff’s proposal would provide Detroit Edison the opportunity to mitigate this loss with third-party wholesale sales by modifying the PSCR mechanism to remove the revenue credit from these sales. The revenue credit from third-party wholesale sales currently included in the PSCR mechanism flows this benefit to full-service customers. The Staff recommends that any future stranded costs be recovered using two basic provisions. Detroit Edison will be allowed to retain 90% of the net third-party revenue earned from wholesale sales up to 110% of each year’s electric Customer Choice sales. Secondly, the Staff proposed that non-cost Choice margin loss (impact of inter-class rate subsidization) be recovered through future rate increases from full-service customers.

The Staff recommended that accrued regulatory assets be recovered through three mechanisms. The first mechanism would recover electric Customer Choice implementation costs through a charge to both full- service and electric Customer Choice customers of approximately $25 million per year, effective in 2006 when all current rate caps expire. The second mechanism recovers accrued regulatory assets, including deferred costs under the Clean Air Act through a five-year surcharge that would only be collected from full-service customers as their rate caps expire for an average of approximately $33 million per year. The third mechanism would recover prior period stranded costs determined pursuant to the MPSC’s existing production fixed cost revenue deficiency methodology. The Staff estimated that Detroit Edison’s stranded costs for 2002, 2003 and 2004 through the date of the interim rate order of February 20, 2004 are approximately $64 million. These stranded costs would be recovered from electric Customer Choice customers utilizing the Choice transition charge approved in the interim rate order.

The Staff recommended a capital structure of 54% debt and 46% equity and proposed an 11% return on equity.

Electric Industry Restructuring

Electric Rates, Customer Choice and Stranded Costs — PA 141 provides Detroit Edison with the right to recover net stranded costs. The MPSC authorized Detroit Edison to establish a regulatory asset to defer recovery of its incurred stranded costs, subject to review in a subsequent annual net stranded cost proceeding. During each quarter, Detroit Edison records a regulatory asset representing an estimate of the cumulative stranded costs as of that period. Our revised and ongoing calculations concluded that the $68 million of net stranded costs recorded as of December 31, 2003 is appropriate. During the first quarter of 2004, we recorded $25 million of additional stranded costs as a regulatory asset.

Gas Rate Plan

Rate Request — In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requests an overall increase in base rates of $194 million per year (approximately 7% increase, inclusive of gas costs), beginning January 1, 2005. MichCon has requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The interim request is based on a projected revenue deficiency for the test year 2004.

MPSC Staff Report on Interim Rate Relief — The MPSC Staff report on MichCon’s interim rate request was filed on May 3, 2004. After adjusting for several items that it will address in its final rate relief recommendation, the MPSC Staff recommended a $25 million interim rate increase. This compares with MichCon’s requested total interim base rate relief of $154 million. In addition, the MPSC Staff proposed a 50% debt and 50% equity capital structure utilizing MichCon's current allowed rate of return of 11.5%. An interim order is expected in the third quarter of 2004 and a final order in the first quarter of 2005.

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

Although we recorded a $26.5 million reserve in the first quarter of 2003 to reflect the impact of this order, a final determination of actual 2002 revenue and expenses including any disallowances or adjustment will be decided in MichCon’s 2002 GCR reconciliation case that was filed with the MPSC in February 2003. The MPSC Staff and various intervening parties in this proceeding are seeking to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party has proposed that half of the $8 million related to the settlement of the Enron bankruptcy also be disallowed. The other parties to the case have recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. An MPSC administrative law judge has recommended disallowances of $26.5 million related to the use of storage gas in 2001 and $26 million related to the December 2001 unbilled issue, and recommended that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. We have included this item in our testimony in the 2003 GCR reconciliation filed in February 2004. A final order in this proceeding is expected in 2004. In addition, we filed an appeal of the March 2003 MPSC order with the Michigan Court of Appeals.

2003 Plan Year — In July 2003, the MPSC approved an increase in MichCon’s 2003 GCR rate to a maximum of $5.75 per Mcf for the billing months of August 2003 through December 2003. As of December 31, 2003, MichCon has accrued a $19 million regulatory asset representing the under-recovery of actual gas costs incurred.

2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR Plan Case. The operational GCR year would run from April to March of the following year. To accomplish the switch, the 2004 GCR Plan Case reflects a 15-month transitional period, January 2004 through March 2005. Under the transition proposal, MichCon would file two reconciliations pertaining to the transition period; one addressing the January 2004 to March 2004 period, the other addressing the remaining April 2004 to March 2005 period. The plan also proposes a quarterly GCR ceiling price adjustment mechanism. This mechanism allows MichCon to increase the maximum GCR factor to compensate for increases in market prices thereby minimizing the possibility of a GCR under recovery. Due to sustained increase in market prices for natural gas, in March 2004, MichCon filed updated GCR testimony requesting an increased maximum GCR factor of $6.15 per Mcf.

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the company.

NOTE 6 — COMMON STOCK AND EARNINGS PER SHARE

Common Stock

In March 2004, we issued 4,344,492 shares of DTE Energy common stock, valued at $170 million. The common stock was contributed to a defined benefit retirement plan.

Earnings per Share

We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Diluted earnings per share assumes the exercise of stock options, vesting of non-vested stock awards and the issuance of performance share awards. A reconciliation of both calculations for the 2004 and 2003 three-month periods is presented in the following table:

	Three Months Ended
	March 31
(in Millions, except per share amounts)	2004	2003
Basic Earnings Per Share
Income from continuing operations	$193.0	$108.0

Average number of common shares outstanding	169.9	167.2

Earnings per share of common stock based on weighted average number of shares outstanding	$1.14	$.65

Diluted Earnings Per Share
Income from continuing operations	$193.0	$108.0

Average number of common shares outstanding	169.9	167.2
Incremental shares from stock based awards	.5	.7

Average number of dilutive shares outstanding	170.4	167.9

Earnings per share of common stock assuming issuance of incremental shares	$1.13	$.64

NOTE 7 — LONG-TERM DEBT

In January 2004, $100 million of 8.625% trust preferred-linked securities due 2038 were redeemed. Accordingly, the underlying DTE Energy debt security was also simultaneously redeemed.

In January 2004, $60 million of 7.12% medium term notes matured.

In April 2004, Detroit Edison issued $36 million of 4-7/8% tax-exempt bonds due 2029, the proceeds of which will be used to redeem $36 million of 6.55% tax-exempt bonds due 2024. In April 2004, Detroit Edison also issued $32 million of 4.65% tax-exempt bonds due in 2028, the proceeds of which will be used to redeem the following tax-exempt issues: $11.5 million of 6.05% bonds due 2023, $7.5 million of 5.875% bonds due 2024, and $13 million of 6.45% bonds due 2024.

NOTE 8 — CONTINGENCIES

Other

We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our financial statements in the period they are resolved.

NOTE 9 — SEGMENT INFORMATION

DTE Energy has the following nine reportable segments. Inter-segment revenues are not material.

	Three Months Ended
	March 31
(in Millions)	2004	2003

Operating Revenues
Energy Resources
Regulated — Power Generation	$551	$617

Non-regulated
Energy Services	252	219
Energy Marketing & Trading	236	307
Other	69	62

Total Non-regulated	557	588

	1,108	1,205

Energy Distribution
Regulated — Power Distribution.	335	320
Non-regulated	12	5

	347	325

Energy Gas
Regulated — Gas Distribution	729	639
Non-regulated	25	21

	754	660

Corporate & Other	1	3
Reconciliations & Eliminations	(117)	(98)

Total
Regulated	1,615	1,576
Non-regulated (1)	478	519

	$2,093	$2,095

(1)	Includes Corporate & Other.

	Three Months Ended
	March 31
(in Millions, except per share data)	2004	2003

Net Income (Loss)
Energy Resources
Regulated — Power Generation	$15	$25

Non-regulated
Energy Services	38	51
Energy Marketing & Trading.	57	44
Other	(2)	—

Total Non-regulated	93	95

	108	120

Energy Distribution
Regulated — Power Distribution	26	(4)
Non-regulated	(3)	(4)

	23	(8)

Energy Gas
Regulated — Gas Distribution	70	59
Non-regulated	4	8

	74	67

Corporate & Other	(12)	(71)

Income from Continuing Operations
Regulated	111	80
Non-regulated (1)	82	28

	193	108
Discontinued Operations	(7)	74
Cumulative Effect of Accounting Changes	—	(27)

Net Income	$186	$155

Diluted Earnings (Loss) per Share Regulated	$.65	$.48
Non-regulated (1)	.48	.16

Income from Continuing Operations	1.13	.64
Discontinued Operations	(.04)	.44
Cumulative Effect of Accounting Changes	—	(.16)

Net Income	$1.09	$.92

(1)	Includes Corporate & Other.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
DTE Energy Company

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and changes in shareholders’ equity and comprehensive income for the three-month period ended March 31, 2004 and the three-month periods ended March 31, 2004 and 2003, respectively. These interim financial statements are the responsibility of DTE Energy Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 1, 2004 (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations, energy trading contracts and gas inventories in 2003, goodwill and energy trading contracts in 2002 and derivative instruments and hedging activities in 2001), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 5, 2004

Other Information

Legal Proceedings

We are involved in certain legal, regulatory and administrative proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the period they are resolved. For additional discussion on legal matters, see the Notes to the Consolidated Financial Statements.

Changes in Securities and Use of Proceeds

On March 3, 2004, we contributed 4,344,492 shares of DTE Energy common stock (valued at $170 million) to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust, which is maintained in conjunction with the DTE Energy Company Retirement Plan. We made the contribution as a private placement in satisfaction of a funding obligation and the re-offering of these shares has since been registered with the Securities and Exchange Commission.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
Filed:

15-13	Awareness Letter of Deloitte & Touche LLP

31-7	Chief Executive Officer Section 302 Form 10-Q Certification

31-8	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-7	Chief Executive Officer Section 906 Certification of Periodic Report

32-8	Chief Financial Officer Section 906 Certification of Periodic Report

(b) Reports on Form 8-K

During the quarterly period ended March 31, 2004, we filed or furnished Current Reports on Form 8-K covering matters, as follows:

Item 7. Exhibits and Item 9. Regulation FD Disclosure filed and dated January 23, 2004;

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition filed and dated February 3, 2004;

Item 7. Exhibits and Item 12. Results of Operations and Financial Condition dated February 5, 2004 and filed February 6, 2004;

Item 7. Exhibits and Item 9. Regulation FD Disclosure filed and dated February 6, 2004;

Item 5. Other Events and Item 7. Exhibits filed and dated February 20, 2004; and

Item 5. Other Events and Item 7. Exhibits filed and dated February 24, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date: May 5, 2004	/s/ DANIEL G. BRUDZYNSKI Daniel G. Brudzynski Chief Accounting Officer, Vice President and Controller

Exhibit Index

Exhibit Number	Description
Filed:

15-13	Awareness Letter of Deloitte & Touche LLP

31-7	Chief Executive Officer Section 302 Form 10-Q Certification

31-8	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-7	Chief Executive Officer Section 906 Certification of Periodic Report

32-8	Chief Financial Officer Section 906 Certification of Periodic Report