Form 10-Q
period 2005-03-31
DTE ENERGY CO
filed 2005-05-10
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

Commission file number 1-11607

DTE ENERGY COMPANY

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3217752 (I.R.S. Employer Identification No.)

2000 2nd Avenue, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

At March 31, 2005, 174,175,040 shares of DTE Energy’s common stock, substantially all held by non-affiliates, were outstanding.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2005

		Page
Definitions		1

Forward-Looking Statements		3

Part I – Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Operations	27

	Consolidated Statement of Financial Position	28

	Consolidated Statement of Cash Flows	30

	Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income	31

	Notes to Consolidated Financial Statements	32

	Report of Independent Registered Public Accounting Firm	44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	26

Part II – Other Information

Item 1.	Legal Proceedings	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signature		47
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

Company	DTE Energy Company and subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a direct wholly owned subsidiary of DTE Energy Company)

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MPSC	Michigan Public Service Commission

Non-utility subsidiary	A subsidiary that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not regulated by the MPSC or the FERC.

NRC	Nuclear Regulatory Commission

PSCR
A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses. The clause was suspended under Michigan’s restructuring legislation (signed into law June 5, 2000), which lowered and froze electric customer rates. The clause was reinstated by the MPSC effective January 1, 2004.

Section 29 tax credits
Tax credits as authorized under Section 29 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a Section 29 tax credit can vary each year as determined by the Internal Revenue Service.

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

A significant portion of our earnings is derived from our utility operations, synthetic fuel business, and energy marketing and trading operations. Earnings in first quarter of 2005 were $122 million, or $.70 per diluted share, compared to earnings in the 2004 first quarter of $190 million, or $1.11 per diluted share. In June 2004, we adopted Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” retroactive to January 1, 2004 and as a result earnings for the first quarter of 2004 have been restated. As a result of the restatement, earnings for the period ending March 31, 2004 increased by $4 million or $.02 per diluted share.

The items discussed below influenced our first quarter 2005 financial performance and/or may affect future results are:

•	Synfuel-related earnings and the impact of higher oil prices;

•	Gas Cost Recovery and gas final rate orders; and

•	Electric Customer Choice program.

Synthetic fuel operations

We operate nine synthetic fuel production plants at eight locations. Since 2002, we have sold interests in eight of the nine plants, representing approximately 88% of our total production capacity. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable Internal Revenue Service (IRS) rules. Section 29 of the Internal Revenue Code provides tax credits for the production and sale of solid synthetic fuel produced from coal. Synfuel-related tax credits expire in December 2007.

Operating expenses associated with synfuel projects exceed operating revenues and therefore generate operating losses, which have been more than offset by the resulting Section 29 tax credits. In order to recognize Section 29 tax credits, a taxpayer must have sufficient taxable income in the year the tax credit is generated. Once earned, the tax credits are utilized subject to certain limitations but can be carried forward indefinitely. We have not had sufficient taxable income to fully utilize tax credits earned in prior periods. As of December 2004, we had $483 million in tax credit carry-forwards. In order to optimize income and cash flow from our synfuel operations, we have sold interests in eight of our nine facilities and intend to sell interests in the remaining plant during 2005, representing 99% of our production capacity. When we sell an interest in a synfuel project, we recognize the gain from such sale as the facility produces and sells synfuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. Gain recognition is dependent on the synfuel production qualifying for Section 29 tax credits and the value of such credits as subsequently discussed. In substance, we are receiving synfuel gains and reduced operating losses in exchange for tax credits associated with the projects sold. Sales of interests in synfuel projects allow us to accelerate cash flow while maintaining a stable income base.

The value of a Section 29 tax credit can vary each year and is adjusted annually by an inflation factor as published by the IRS in April of the following year. Additionally, the value of the tax credit in a given year is reduced if the “Reference Price” of oil within the year exceeds a threshold price and is eliminated entirely if the Reference Price exceeds a phase-out price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil, which recently has been $4 — $7 lower than the New York Mercantile Exchange (NYMEX) price for light, sweet crude oil. The actual or estimated Reference Price and beginning and ending phase-out prices per barrel of oil for 2004 and 2005 are as follows:

		Beginning Phase-Out	Ending Phase-Out
	Reference Price	Price	Price
2004 (actual)	$36.75	$51.35	$64.46
2005 (estimated)	Not Available	$52	$66

Numerous recent events have significantly increased domestic crude oil prices, including terrorism, storm-related supply disruptions and strong worldwide demand. Through March 31, 2005, the NYMEX closing price of a barrel of oil has averaged $50, which due to the uncertainty of the wellhead/NYMEX difference, is comparable to a $43 to $46 Reference Price (assuming that such price was to continue for the entire year.) For 2005 and later years, if the Reference Price falls within or exceeds the phase-out range, the availability of synfuel tax credits in that year would be reduced or eliminated, respectively.

The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments of principal and interest, is not subject to refund, and is recognized as a gain when earned and collectability is assured. The variable component includes an estimate of tax credits allocated to our partners, is subject to refund based on the annual oil price phase out, and is recognized as a gain only when probability of refund is considered remote and collectability is assured. Additionally, based on estimates of tax credits allocated, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities. This amount is subject to refund based on the annual oil price phase out. To assess the probability of refund, we use valuation and analyst models that calculate the probability of surpassing the estimated lower band of the phase-out range for the Reference Price of oil for the year. Due to the rise in oil prices, there is a possibility that the Reference Price of oil could reach the threshold at which Section 29 tax credits phase out. While we believe the possibility of phase out is unlikely, we have not met the strict accounting gain recognition criteria that would allow us to recognize the gains on the variable component. During the first quarter of 2005, we deferred $41 million pretax of the variable component of synfuel-related gains until there is greater certainty of recognition. All or a portion of the deferred gains will be recognized when and if the gain recognition criteria is met. It is possible that additional gains will be deferred in the second and/or third quarters until there is persuasive evidence that no tax credit phase out will occur. This will result in shifting earnings from earlier quarters to later quarters.

As discussed in Note 8, we have entered into derivative and other contracts to economically hedge our 2005 and 2006 synfuel cash flow exposure related to the risk of an increase in oil prices. The derivative contracts are accounted for under the mark to market method with changes in their fair value recorded as an adjustment to synfuel gains. We recorded a mark to market gain during the 2005 first quarter that increased 2005 synfuel gains by $54 million pre-tax. As part of our synfuel-related risk management strategy, we continue to evaluate alternatives available to mitigate unhedged exposure to oil price volatility.

Assuming no synfuel tax credit phase out in future years, we expect cash flow from our synfuel business to total approximately $1.6 billion between 2005 and 2008. The source of synfuel cash flow includes cash from operations, asset sales, and the utilization of Section 29 tax credits carried forward from synfuel production prior to 2004.

Gas operations

Gas cost recovery order - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to

$4.38 per Mcf for the remainder of 2002. Consistent with the prior order, MichCon recognized a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. MichCon’s 2002 GCR reconciliation case was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding sought to have the MPSC disallow $26 million representing unbilled revenues at December 2001. On April 28, 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million plus accrued interest of $3 million. We recorded the impact of the disallowance in the first quarter of 2005.

Gas final rate order - On April 28, 2005, the MPSC issued an order for final rate relief. The MPSC granted a base rate increase to MichCon of $61 million annually, effective April 29, 2005. This amount is an increase of $26 million over the $35 million in interim rate relief approved in September 2004. The rate increase was based on a 50% debt and 50% equity capital structure and an 11% rate of return on common equity.

The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. MichCon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the MPSC approved a one-way tracker which provided for $25 million which is refundable in the event that the funds are not expended for safety and training operation and maintenance expenses.

The MPSC order reduces MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million with no impact on net income for the quarter ended March 31, 2005.

The MPSC did not allow the recovery of approximately $25 million of costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.

The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005. This impairment is not reflected at DTE Energy since this disallowance was previously reserved at the time of the MCN acquisition in 2001. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation. The MPSC order also disallowed recovery of certain environmental costs related to remediation of manufactured gas plants of approximately $6 million.

Electric Customer Choice Program

Since 2002, Michigan residents and businesses have had the option of participating in the electric Customer Choice program. This program is designed to give all customers added choices and the opportunity to benefit from lower power costs resulting from competition. However, Detroit Edison’s rates are regulated by the MPSC, while alternative suppliers can charge market-based rates. This regulation has hindered Detroit Edison’s ability to retain customers. In addition, the MPSC has maintained regulated rates for certain groups of customers that exceed the cost of service to those customers. This has resulted in high levels of participation in the electric Customer Choice program by those customers that have the highest rates relative to their cost of service, primarily commercial and industrial businesses. As a result, our margins continue to be affected. To address this issue, we filed a revenue neutral rate restructuring proposal in February 2005 designed to adjust rates for each customer class to be reflective of the full costs incurred to service such customers. Under the proposal, Detroit Edison’s commercial and industrial rates would be lowered in 2006, but residential rates would increase over a five-year period beginning in 2007. The number and mix of customers participating in the electric Customer Choice program could be impacted under the rate restructuring.

The financial impact of electric Customer Choice was mitigated by the issuance of electric interim and final rate orders in 2004 that increased base rates, including the recovery of lost margins and transition charges. The final rate order lost margin recovery was based on a 2004 electric Customer Choice volume estimate of 9,245 gWh. The electric Customer Choice volumes in the first quarter of 2005 were 1,722 gWh as compared to 1,975 gWh in the first quarter of 2004. These lower volumes were offset by an increase in higher margin commercial customer participation in the Choice program resulting in an immaterial effect on margins. With current regulation continuing to hinder our ability to retain certain customers, we will continue working with the MPSC to address issues associated with the electric Customer Choice program including the rate restructuring proposal discussed above.

Outlook - In 2005, we will focus on maintaining a strong utility base, pursuing a growth strategy focused on value creation in targeted energy markets, maintaining a strong balance sheet and paying an attractive dividend. The impact of the electric and gas rate orders is expected to increase utility earnings in 2005 and 2006 as rate caps expire.

Our financial performance will be dependent on successfully redeploying an expected $1.6 billion of cash flow through 2008, primarily associated with proceeds from the sale of interests in synfuel facilities. Our objective for cash redeployment is to strengthen the balance sheet and coverage ratios, as well as replace the value of synfuels that is currently inherent in our share price. We expect to use this cash to reduce parent Company debt. Secondly, we will continue to pursue growth investments that meet our strict risk-return and value creation criteria. Share repurchases will be used to build share value if adequate investment opportunities are not available.

RESULTS OF OPERATIONS

Our earnings for the 2005 first quarter were $122 million, or $.70 per diluted share, compared to earnings of $190 million, or $1.11 per diluted share in the 2004 first quarter. As subsequently discussed, the comparability of earnings was impacted by our discontinued business, Southern Missouri Gas Company. Excluding discontinued operations, our earnings from continuing operations for the 2005 first quarter were $122 million, or $.70 per diluted share, compared to earnings of $197 million, or $1.15 per diluted share in the first quarter 2004. The following sections provide a detailed discussion of our segments operating performance and future outlook.

Segment Performance & Outlook – We operate our businesses through three strategic business units (Energy Resources, Energy Distribution and Energy Gas). Each business unit has utility and non-utility operations. The balance of our business consisted of Corporate & Other. This resulted in the following reportable segments. In the second quarter of 2005, we expect to realign our business units as discussed in Note 1.

	Three Months Ended
	March 31
(in Millions, except per share data)	2005	2004
Net Income (Loss)
Energy Resources
Utility – Power Generation	$12	$16

Non-utility
Energy Services	72	38
Energy Marketing & Trading	(22)	57
Other	—	(2)

Total Non-utility	50	93

	62	109

Energy Distribution
Utility – Power Distribution	43	28
Non-utility	(4)	(3)

	39	25

Energy Gas
Utility – Gas Distribution	13	71
Non-utility	9	4

	22	75

Corporate & Other	(1)	(12)

Income from Continuing Operations
Utility	68	115
Non-utility	55	94
Corporate & Other	(1)	(12)

	122	197

Discontinued Operations	—	(7)

Net Income	$122	$190

Diluted Earnings (Loss) per Share
Utility	$.39	$.67
Non-utility	.31	.55
Corporate & Other	—	(.07)

Income from Continuing Operations	.70	1.15
Discontinued Operations	—	(.04)

Net Income	$.70	$1.11

ENERGY RESOURCES

Utility - Power Generation

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

Factors impacting income: Power Generation earnings decreased $4 million during the 2005 first quarter. As subsequently discussed, these results primarily reflect increased depreciation and amortization expenses, partially offset by higher rates due to the November 2004 MPSC final rate order and lower operations and maintenance expense.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$658	$551
Fuel and Purchased Power	295	210

Gross Margin	363	341
Operation and Maintenance	173	182
Depreciation and Amortization	89	50
Taxes Other Than Income	37	39

Operating Income	64	70
Other (Income) and Deductions	46	46
Income Tax Provision	6	8

Net Income	$12	$16

Operating Income as a Percent of Operating Revenues	10%	13%

Gross margins increased $22 million primarily due to rate increases as a result of the MPSC final rate order issued in November 2004. Additionally, the first quarter of 2005 has seen the return of customers who formerly participated in the Customer Choice program. Detroit Edison lost 13 % of retail sales in the 2005 first quarter and 15% of such sales in the 2004 first quarter as a result of Customer Choice penetration. Operating revenues and fuel and purchased power costs increased in the 2005 first quarter compared to the 2004 first quarter reflecting a $3.46 per megawatt hour (MWh) (23%) increase in power cost which is a pass-through with the reinstatement of the PSCR. The increase in power supply cost is driven by higher purchase power rates, higher coal prices and increased power purchases due to the outage at our nuclear facility, Fermi 2, which was offline for 14 days during the 2005 first quarter. Pursuant to the MPSC final rate order, transmission expenses previously recorded in Energy Distribution Utility – Power Distribution operation and maintenance expenses are now reflected in Energy Resources Utility – Power Generation’s purchased power expenses. The PSCR mechanism provides related revenues for the transmission expense.

	Three Months Ended
Electric Sales	March 31
(in Thousands of MWh)	2005	2004
Retail	10,415	10,423
Wholesale and other	2,282	2,186

	12,697	12,609
Internal use and line loss	596	781

	13,293	13,390

Power Generated and Purchased (in Thousands of MWh)
Power plant generation
Fossil	9,763	9,784
Nuclear	2,053	2,408

	11,816	12,192
Purchased power	1,477	1,198

System output	13,293	13,390

Average Unit Cost ($/MWh)
Generation (1)	$14.40	$12.88

Purchased power (2)	$49.30	$34.54

Overall average unit cost	$18.28	$14.82

(1)	Represents fuel costs associated with power plants.

(2)	Includes amounts associated with hedging activities.

Operation and maintenance expense decreased $9 million in the first quarter of 2005. Pursuant to the MPSC final rate order, merger interest is no longer allocated to Detroit Edison. The 2005 period also experienced lower benefit costs, partially offset by increased power plant outage expense.

Depreciation and amortization expense increased $39 million in the first quarter of 2005. The increase reflects the income effect of recording regulatory assets, which lowers depreciation and amortization expenses. The interim and final electric rate orders in 2004 recover PA 141 costs previously deferred as regulatory assets. As a result, the regulatory asset deferrals totaled $13 million in the first quarter of 2005 compared to $42 million in the first quarter of 2004.

Outlook – Future operating results are expected to vary as a result of external factors such as regulatory proceedings, new legislation, changes in market prices of power, coal and natural gas, plant performance, changes in economic conditions, weather and the levels of customer participation in the electric Customer Choice program.

As previously discussed, we expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are resolved. We have addressed certain issues of the electric Customer Choice program in our revenue neutral February 2005 rate restructuring proposal. We cannot predict the outcome of these matters.

In conjunction with the sale of the transmission assets of International Transmission Company (ITC) in February 2003, the Federal Energy Regulatory Commission (FERC) froze ITC’s transmission rates through December 2004. Annual rate adjustments pursuant to a formulistic pricing mechanism will result in an estimated increase in Detroit Edison’s transmission expense of $50 million annually, beginning in January 2005. Additionally, in a proceeding before the FERC, several Midwest utilities seek to recover transmission revenues lost as a result of a FERC order modifying the pricing of transmission service in the Midwest. During the first quarter of 2005 Detroit Edison recorded an estimated $9 million of additional expense. Detroit Edison anticipates additional expenses $1 million per month from April 2005 through March 2006. Detroit Edison is expected to incur an additional $15 million in 2005 for charges related to the implementation of Midwest Independent Transmission System Operator’s open market. Detroit Edison received rate orders in 2004 that allow for the recovery of increased transmission expenses through the PSCR mechanism.

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

Factors impacting income: Energy Services earnings increased $34 million during the 2005 first quarter. As subsequently discussed, the comparability of results is affected by the gains recognized from selling interests in our synfuel plants and gains on synfuel hedges.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues
Coal-Based Fuels	$278	$228
On-Site Energy Projects	27	22
Power Generation – Non-utility	4	2

	309	252
Operation and Maintenance	311	259
Depreciation and Amortization	23	19
Taxes Other Than Income	7	2
Asset (Gains) and Losses, net	(82)	(48)

Operating Income	50	20
Other (Income) and Deductions	(5)	—
Minority Interest	(53)	(30)
Income Taxes
Provision	40	17
Section 29 Tax Credits	(4)	(5)

	36	12

Net Income	$72	$38

Operating revenues increased $57 million in the first quarter of 2005, reflecting higher synfuel and coke sales, along with higher market prices for our coke production.

The improvement in synfuel revenues results from increased production due to sales of project interests in prior periods, reflecting our strategy to produce synfuel primarily from plants in which we had sold interests in order to optimize income and cash flow. As previously discussed, operating expenses associated with synfuel projects exceed operating revenues and therefore generate operating losses, which have been more than offset by the resulting Section 29 tax credits. When we sell an interest in a synfuel project, we recognize the gain from such sale as the facility produces and sells synfuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. In substance, we are receiving synfuel gains and reduced operating losses in exchange for tax credits associated with the projects sold.

Operation and maintenance expense increased $52 million primarily reflecting costs associated with the increased levels of synfuel production.

Asset Gains and Losses, net increased $34 million in the first quarter of 2005. The improvements are due to mark to market gains on derivatives used to economically hedge our cash flow exposure related to the risk of an increase in oil prices. The improvement is also due to additional sales of interests in our synfuel projects resulting in fixed payment-related gains, partially offset by the deferral of variable payment-related gains, as previously discussed. During the first quarter of 2005, we recorded an $82 million pre-tax gain on synfuel sales. The following table displays the various components that comprise the determination of gains recorded in the first quarter of 2005 related to synfuels.

	Pre-Tax	After-Tax
(in Millions)	Three Months Ended	Three Months Ended
Components of Synfuel Gains	March 31, 2005	March 31, 2005

Gains associated with fixed payments	$28	$18
Gains associated with variable payments	41	27
Deferred gains reserved on variable payments	(41)	(27)
Unrealized hedge gains (mark-to-market)
2005 hedge program	50	32
2006 hedge program	4	3

Net synfuel gains recorded in 2005	$82	$53

Minority interest increased $23 million in 2005, reflecting our partners’ share of operating losses associated with synfuel operations. The sale of interests in our synfuel facilities during prior periods resulted in allocating a larger percentage of such losses to our partners.

Income taxes increased $24 million in 2005, reflecting higher pretax income.

Outlook - Energy Services will continue leveraging its extensive energy-related operating experience and project management capability to develop and grow the on-site energy business. As a result of executing long-term utility services contracts in 2004, we expect solid earnings from our on-site energy business in 2005.

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

Factors impacting income: Energy Marketing & Trading’s earnings decreased $79 million in the first quarter of 2005, consisting of a $5 million decline at DTE Energy Trading and a $74 million decline at CoEnergy resulting from a $74 million one-time pre-tax gain from a contract modification/termination recorded in 2004 and a 2005 mark to market loss on derivative contracts used to economically hedge our gas in storage.

	Three Months Ended
	March 31
(in Millions)	2005	2004
DTE Energy Trading
Margins – Gains (Losses)
Realized (1)	$10	$14
Unrealized (2):
Proprietary Trading (3)	(5)	1
Structured Contracts (4)	—	(3)
Economic Hedges (5)	—	2

Total Unrealized Margins	(5)	—

Total Margins	5	14
Operating and Other Costs	7	7
Income Tax (Benefit)/ Provision	(1)	3

Net Income	$(1)	$4

CoEnergy
Margins – Gains (Losses) (6)
Realized (1)	$(8)	$(1)
Unrealized (2):
Proprietary Trading (3)	(1)	(8)
Structured Contracts (4)	(4)	(1)
Economic Hedges (5)	(14)	19

Total Unrealized Margins	(19)	10

Total Margins	(27)	9
Gain from Contract Modification / Termination (Note 4)	—	(74)
Operating and Other Costs	5	2
Income Tax (Benefit)/ Provision	(11)	28

Net Income	$(21)	$53

Total Energy Marketing & Trading Net Income	$(22)	$57

(1)	Realized margins include the settlement of all derivative and non-derivative contracts, as well as the amortization of deferred assets and liabilities.

(2)	Unrealized margins include mark to market gains and losses on derivative contracts, net of gains and losses reclassified to realized. See “Fair Value of Contracts” section that follows.

(3)	“Proprietary Trading” represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements.

(4)	“Structured Contracts” represent the net unrealized effect of derivative transactions entered into with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and alternative energy suppliers.

(5)	“Economic Hedges” represent the net unrealized effect of derivative activity associated with assets owned or contracted for by DTE Energy, including forward sales of gas production and trades associated with transportation and storage capacity.

(6)	Excludes the impact on margins from the modification of a transportation agreement with an interstate pipeline company.

Significant portions of the Energy Marketing & Trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as owned and contracted natural gas pipelines and storage assets. The financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not considered derivatives for accounting purposes. As a result, Energy Marketing & Trading experiences earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative contracts and assets. The majority of such earnings volatility is associated with the natural gas storage cycle, which runs annually from April of one year to March of the next year. Our strategy is to economically hedge the price risk of all gas purchases for storage with sales in the over-the-counter (forwards) and futures markets. Current accounting rules require the marking to market of forward sales and futures, but do not allow for the marking to market of the related gas inventory. This results in gains and losses that are recognized in different interim and annual accounting periods. During the first quarter of 2005, earnings were negatively impacted by the economically favorable decision to delay previously planned withdrawals from gas storage due to a decrease in the current price for gas and an increase in the forward price for natural gas. We anticipate the financial impact of this timing difference will reverse when the gas is withdrawn from storage in the next storage cycle. See “Fair Value of Contracts” section that follows.

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

Factors impacting income: Earnings increased $2 million due to the improved performance of our DTE Coal Services unit, which in part reflects reduced development expenses incurred by our PepTec business.

Outlook – We expect to continue to grow our Coal Services and Biomass units. We believe a substantial market could exist for the use of DTE PepTec Inc. technology. We continue to modify and test this technology. Coal Services and Biomass have entered the coal mine methane business. We purchased coal mine methane assets in Illinois at the end of 2004, and expect to reconfigure equipment and restart operations by mid-2005.

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

Factors impacting income: Power Distribution earnings increased $15 million during the 2005 first quarter. As subsequently discussed, these results primarily reflect lower operation and maintenance expense expenses, as well as higher rates due to the November 2004 MPSC final rate order.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$332	$335
Fuel and Purchased Power	6	6
Operation and Maintenance	148	161
Depreciation and Amortization	61	64
Taxes Other Than Income	32	29

Operating Income	85	75
Other (Income) and Deductions	23	33
Income Tax Provision	19	14

Net Income	$43	$28

Operating Income as a Percent of Operating Revenues	26%	22%

Electric Deliveries (in Thousands of MWh)
Residential	4,051	4,069
Commercial	3,364	3,491
Industrial	2,897	2,754
Wholesale	563	556
Other	104	109

	10,979	10,979
Electric Choice	1,722	1,975
Electric Choice – Self Generations*	192	167

Total Electric Deliveries	12,893	13,121

*	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operating revenues decreased $3 million primarily due to lower electric deliveries as a result of economic conditions, partially offset by higher rates from the November 2004 MPSC final rate order.

Operation and maintenance expense decreased $13 million. Pursuant to the MPSC final electric rate order, transmission expenses previously recorded in Energy Distribution Utility – Power Distribution operation and maintenance expenses are now reflected in Energy Resources Utility – Power Generation’s purchased power expenses with related revenues through the PSCR mechanism. In addition, pursuant to the MPSC final rate order, merger interest is no longer allocated to Detroit Edison. The 2005 first quarter also benefited from lower uncollectible accounts receivable expense, partially offset by higher costs for the funding of low-income customer assistance fund and system reliability expenses.

Other income and deductions decreased $10 million primarily due to lower interest expense as a result of adjustments due to settlements related to tax audits.

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

Factors impacting income: Non-utility losses increased $1 million due to the decision in 2004 to regionalize sales offices, resulting in decreased revenue and the establishment of a reserve associated with decision to withdraw from a turbine development program. In addition, sustained high prices of natural gas, which is the source of fuel for most of the D-Tech’s products, have adversely affected the business of distributed generation in many markets relative to energy purchased from local providers.

Outlook – DTE Energy Technologies will focus on sales of proprietary pre-engineered and packaged continuous generation products. This will likely result in near-term revenue decline, but we anticipate gross profit margins will improve. Combined with continuing cost reductions and resumption of sales growth, which is dependent upon the price of natural gas, we believe these actions will lead to improved financial performance during 2005.

ENERGY GAS

Utility — Gas Distribution

Gas Distribution operations include gas distribution services primarily provided by MichCon, our gas utility that purchases, stores, distributes and sells natural gas to 1.2 million residential, commercial and industrial customers located throughout Michigan.

Factors impacting income: Gas Distribution’s earnings decreased $58 million. As subsequently discussed, results reflect the impact of the MPSC’s April 2005 gas cost recovery and final rate orders and an increase in operation and maintenance expenses.

The MPSC final gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005. This impairment is not reflected at DTE Energy since this disallowance was previously reserved at the time of the MCN acquisition in 2001.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues	$852	$729
Cost of Gas	644	499

Gross Margin	208	230
Operation and Maintenance	123	100
Depreciation and Amortization	26	26
Taxes Other Than Income	13	12
Asset (Gains) and Losses, net	4	(2)

Operating Income	42	94
Other (Income) and Deductions	14	13
Income Tax Provision	15	10

Net Income	$13	$71

Operating Income as a Percent of Operating Revenues	5%	13%

Gross margins decreased $22 million. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance in the first quarter of 2005. The quarter was also impacted by increased expenses associated with lost gas, partially offset by higher base rates as a result of the September 2004 interim gas rate order. Gas sales revenues and volumes in both periods reflect the impact of weather. The first quarter of 2005 was 2% colder than the first quarter of 2004. Operating revenues and cost of gas increased significantly in the 2005 first quarter compared to the 2004 first quarter reflecting higher gas prices which are recoverable from customers through the gas cost recovery (GCR)

mechanism. The first quarter of 2005 also benefited by $3 million due to contractually driven adjustments to end user transportation contracts.

	Three Months Ended
	March 31
	2005	2004
Gas Markets (in Millions)
Gas sales	$773	$655
End user transportation	45	42

	818	697
Intermediate transportation	16	15
Other	18	17

	$852	$729

Gas Markets (in Bcf)
Gas sales	84	85
End user transportation	50	50

	134	135
Intermediate transportation	134	174

	268	309

Operation and maintenance expense increased $23 million reflecting higher reserves for uncollectible accounts receivable, increased pension and postretirement benefit costs and the adjustment for certain environmental costs resulting from the April 2005 MPSC final rate order. The increase in uncollectible accounts expense reflects higher past due amounts attributable to an increase in gas prices, continued weak economic conditions and a lack of adequate public assistance for low-income customers.

Asset Gains and Losses, net increased due to the writeoff of certain computer equipment and related depreciation resulting from the April 2005 final rate order.

Income taxes increased $5 million primarily due to higher effective tax rate in the 2005 first quarter as compared to the 2004 first quarter, as a result of higher estimated annual earnings for 2005.

Outlook – Operating results are expected to vary as a result of external factors such as regulatory proceedings, weather and changes in economic conditions. Higher gas prices and economic conditions have resulted in an increase in past due receivables. We believe our allowance for doubtful accounts is based on reasonable estimates. However, failure to make continued progress in collecting past due receivables would unfavorably affect operating results. Energy assistance programs funded by the federal government and the State of Michigan remain critical to MichCon’s ability to control uncollectible accounts receivable expenses. We are working with the State of Michigan and others to increase the share of funding allocated to our customers to be representative of the number of low-income individuals in our service territory. In the April 2005 final gas rate order, the MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. See Note 5 – Regulatory Matters.

Non-utility

Non-utility operations include the Gas Production business and the Gas Storage, Pipelines & Processing business. Our Gas Production business produces gas from proven reserves in northern Michigan and sells the gas to the Energy Marketing & Trading segment. Gas Storage, Pipelines & Processing has an equity interest in an interstate transmission pipeline, seven carbon dioxide processing facilities and a natural gas storage field, as well as lease rights to another natural gas storage field. The assets of these businesses are well integrated with other DTE Energy entities.

Factors impacting income: Earnings increased $5 million primarily due to an increase in customers under contract for storage resulting in increased revenues at our Gas Storage business.

Outlook – We anticipate further expansion of our storage facilities and Vector pipeline to take advantage of available growth opportunities. We are also seeking to secure markets for our 10.5% interest in the proposed Millennium Pipeline.

We expect to continue developing our gas production properties in northern Michigan and leverage our experience in this area by pursuing investment opportunities in unconventional gas production outside of Michigan. During 2004, we acquired approximately 50,000 leasehold acres in the southern region of the Barnett shale in Texas, an area of increasing production. We began drilling wells in proven areas in December 2004 and anticipate drilling a number of test wells in the first half of 2005. Initial results from the test wells are expected in mid-2005. If the results are successful, we could commit a significant level of capital over the next several years to develop these properties.

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

Factors impacting income: Corporate & Other’s losses decreased $11 million in the 2005 first quarter. The first quarter of 2005 included favorable tax adjustments due to settlements related to tax audits. Additionally, results reflect adjustments in both years to normalize the effective income tax rate. There was a $6 million favorable adjustment in the 2005 first quarter compared to a $6 million unfavorable adjustment in the 2004 first quarter. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate. The favorability related to income taxes was partially offset by non-allocated merger interest pursuant to the November 2004 MPSC final electric rate order

DISCONTINUED OPERATIONS

Southern Missouri Gas Company (SMGC) - We own SMGC, a public utility engaged in the distribution, transmission and sale of natural gas in southern Missouri. In 2004, management approved the marketing of SMGC for sale. Under U.S. generally accepted accounting principles, we classified SMGC as a discontinued operation in 2004 and recognized a net of tax impairment loss of approximately $7 million, representing the write-down to fair value of the assets of SMGC, less costs to sell, and the write-off of allocated goodwill. In November 2004, we entered into a definitive agreement providing for the sale of SMGC. Regulatory approval was received in April 2005 and it is anticipated that the transaction will close in the second quarter of 2005.

See Note 3 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

	Three Months Ended
	March 31
(in Millions)	2005	2004
Cash and Cash Equivalents
Cash Flow From (Used For):
Operating activities:
Net income	$122	$190
Depreciation, depletion and amortization	208	167
Deferred income taxes	51	113
Gain on sale of synfuel and other assets, net	(78)	(52)
Working capital and other	110	(138)

	413	280

Investing activities:
Plant and equipment expenditures – utility	(172)	(161)
Plant and equipment expenditures – non-utility	(26)	(18)
Proceeds from sale of synfuel and other assets	65	57
Restricted cash and other investments	21	28

	(112)	(94)

Financing activities:
Issuance of long-term debt and common stock	395	11
Redemption of long-term debt	(628)	(232)
Short-term borrowings, net	36	134
Repurchase of common stock	(9)	—
Dividends on common stock and other	(91)	(89)

	(297)	(176)

Net Increase in Cash and Cash Equivalents	$4	$10

Operating Activities

We use cash derived from operating activities to maintain and expand our electric and gas utilities and to grow our non-utility businesses. In addition, we use cash from operations to retire long-term debt and pay dividends. A majority of the Company’s operating cash flow is provided by the two regulated utilities, which are significantly influenced by factors such as power supply cost and gas cost recovery proceedings, weather, electric Customer Choice sales loss, regulatory deferrals, regulatory outcomes, economic conditions and operating costs. Our non-utility businesses also provide sources of cash flow to the enterprise and reflect a range of operating profiles. These profiles vary from our synthetic fuel business, which we believe will provide substantial cash flow through 2008, to new start-ups, new investments and expansion of existing businesses. These new start-ups include our unconventional gas and waste coal recovery businesses, which we are growing and, if successful, could require significant investment.

Although DTE Energy’s overall earnings were down $68 million or 36% in the 2005 first quarter, cash from operations totaling $413 million, was up $133 million or 48% from the comparable 2004 period. The operating cash flow comparison reflects a decrease of $248 million in working capital and other requirements, partially offset by a decrease of $115 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains). Working capital requirements during the 2004 period were higher due primarily to income tax payments made as a result of certain 2003 transactions, including the divestiture of ITC.

Outlook — We expect cash flow from operations to increase over the long-term, including a rise of $100 million to $150 million for the full year 2005 over 2004. Cash flow improvements from utility rate increases and the sale of interests in our synfuel projects, will be partially offset by higher cash requirements on environmental and other utility capital as well as growth investments in our non-utility portfolio. We are continuing our efforts to identify opportunities to improve cash flow through working capital improvement initiatives.

Assuming no synfuel tax credit phase out in this or future years, we expect cash flow from our synfuel business to total approximately $1.6 billion between 2005 and 2008. We have protected from risk of loss approximately 70%-75% of the expected 2005 synfuel cash flow of approximately $420 million through the purchase of option contracts, the use of prior year tax credits and cash payments received to date. Assuming no synfuel tax credit phase-out in 2005, we have protected from risk of loss approximately 55% of the expected 2006 synfuel cash flow of approximately $490 million through the purchase of option contracts and the use of prior year tax credits. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use this cash to reduce parent company debt, to continue to pursue growth investments that meet our strict risk-return and value creation criteria and to potentially repurchase common stock if adequate investment opportunities are not available. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit ratings and outlook, and to more than replace the value of synfuels.

Investing Activities

Cash inflows associated with investing activities are partially generated from the sale of assets and are utilized to invest in our utility and non-utility businesses. In any given year, we will attempt to harvest cash from under performing or non-strategic assets. Capital spending within the utility business is primarily to maintain our generation and distribution infrastructure and comply with environmental regulations. Capital spending within our non-utility businesses is for ongoing maintenance, expansion and growth. Growth spending is managed very carefully. We seek investments that meet strict criteria in terms of strategy, management skills, risks and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis.

Net cash outflows for investing activities increased $18 million in the 2005 first quarter as compared to the same 2004 period primarily due to fewer asset sales in 2005. Also affecting the comparison was higher utility and non-utility plant expenditures in the 2005 first quarter offset by higher synfuel proceeds.

Capital expenditures during the 2005 first quarter were $198 million. This represents a $19 million increase from the comparable 2004 period and was driven by spending on our electric distribution infrastructure and on DTE2, our Company-wide initiative to improve existing processes and implement new core information systems.

Outlook — Our strategic direction anticipates base level capital investments and expenditures for existing businesses in 2005 of up to $1.1 billion. The approximately $200 million increase over 2004 is primarily due to environmental spending requirements and our DTE2 investment, mitigated by lower base spending within our non-utility businesses. As previously mentioned, our strategy is to re-deploy cash generated by our synfuel monetization activities. As opportunities become available, we may make additional growth investments beyond our base level of capital expenditures.

We believe that we will have sufficient capital resources, both internal and external, to fund anticipated capital requirements.

Financing Activities

We rely on both short-term borrowings and longer- term financings as a source of funding for our capital requirements not satisfied by the Company’s operations. Our strategy is to have a targeted debt portfolio blend as to fixed and variable interest rates and maturities. We continually evaluate our leverage target, which is currently 50% or lower, to ensure it is consistent with our objective to have a strong investment grade debt rating.

Net cash used for financing activities increased $121 million during the 2005 first quarter, compared to the same 2004 period, due mostly to a reduction in short-term debt issuances.

During the 2005 first quarter, Detroit Edison issued senior notes totaling $400 million. Proceeds from this issuance were primarily used to call $385 million quarterly income debt securities (QUIDS), which will save approximately $9 million annually in interest expense.

Additionally, Detroit Edison redeemed $176 million of other long-term notes during the first quarter 2005. See Note 7.

Outlook — Our goal is to maintain a healthy balance sheet. We will continually evaluate our debt portfolio and take advantage of favorable refinancing opportunities.

MichCon currently has an $81.25 million, three-year unsecured credit agreement originally entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for our commercial paper program. This credit facility facilitates short-term borrowing primarily for seasonal needs to buy gas in the summer for use in the winter heating season. In the last twelve months, the peak borrowing for this facility was $324.8 million. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements require MichCon to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.

As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, MichCon did not meet the EBITDA to interest ratio at March 31, 2005. The lenders have agreed to amend the credit facilities to exclude the EBITDA to interest ratio for the first quarter of 2005. If lenders had not amended the credit facility, MichCon’s access to the commercial paper markets would be limited. At March 31, 2005 and the date of the amendments, MichCon does not have any indebtedness under the credit facilities or any commercial paper outstanding.

We plan to seek rehearing of the MPSC orders to improve the resulting underlying cash flows at MichCon. If unsuccessful in rehearing, MichCon may file a follow on rate case in 2005. In addition, we may seek further amendments to the EBITDA to interest ratio for future periods. If MichCon experiences diminished ability to access the short-term and /or long-term capital markets, it would have to seek additional sources of liquidity. This may have a material negative impact on MichCon’s financial position and significantly harm the operation of that business. We believe that we will have sufficient internal and external capital resources to manage liquidity and to fund anticipated capital requirements.

CRITICAL ACCOUNTING POLICIES

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

As of March 31, 2005, our goodwill totaled $2.1 billion. The majority of our goodwill is allocated to our utility reporting units, with approximately $772 million allocated to the utility Energy Gas reporting unit. The value of the utility reporting units may be significantly impacted by rate orders and the regulatory environment. The utility Energy Gas reporting unit is comprised primarily of MichCon. We made certain cash flow assumptions for MichCon that were dependent upon the outcome of the gas rate case (Note 5). Based on our 2004 annual goodwill impairment test, we determined that the fair value of our reporting units exceed their carrying value and no impairment of goodwill existed.

We have received the MPSC final order in the gas rate case in late April 2005, but have yet to fully evaluate the impact of the order on our valuation assumptions and the carrying value of the related goodwill for our utility Energy Gas reporting unit. We have determined that the fair value approximates the carrying value and we expect to complete this analysis in the second quarter of 2005, and any significant changes in our valuation assumptions could result in an impairment of the carrying value of goodwill for this reporting unit.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (EPA) ozone transport and acid rain regulations and final new air quality standards relating to ozone and particulate air pollution continue to impact us. In March 2005, the EPA issued interstate air and mercury rules. The interstate air rule requires a 70 percent reduction in annual emissions of nitrogen oxide and sulfur dioxide by 2015. The mercury rule represents the first national regulation of power plant mercury emissions and expects to achieve a 70 percent reduction when fully implemented in 2018. Detroit Edison estimates that it will spend up to $100 million in 2005 and up to an additional $1.8 billion of future capital expenditures through 2018 to satisfy both existing and new control requirements. Under PA 141 and the MPSC’s November 2004 final rate order, we believe that prudently incurred capital expenditures, in excess of current depreciation levels, are recoverable in rates.

DTE2

In 2003, we began the implementation of DTE2, a Company-wide initiative to improve existing processes and to implement new core information systems including, finance, human resources, supply chain and work management. As part of this initiative, we intend to implement Enterprise Business Systems software including, among others, products developed by SAP AG and MRO Software, Inc. This implementation should commence in the third quarter of 2005 and will likely continue at minimum through 2007. The conversion of data and the implementation and operation of SAP will be continuously monitored and reviewed and should ultimately strengthen the internal control structure.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2– New Accounting Pronouncements for discussion of new pronouncements .

FAIR VALUE OF CONTRACTS

The following disclosures are voluntary and we believe provide enhanced transparency of the derivative activities and position of our Energy Trading & Marketing segment and our other businesses.

We use the criteria in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, to determine if certain contracts must be accounted for as derivative instruments. The rules for determining whether a contract meets the criteria for derivative accounting are numerous and complex. Moreover, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as Assets or Liabilities from Risk Management and Trading Activity, at the fair value of the contract. The recorded fair value of the contract is then adjusted quarterly to reflect any change in the fair value of the contract, a practice known as mark to market (MTM) accounting.

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

The subsequent tables contain the following four categories represented by their operating characteristics and key risks.

•	“Proprietary Trading” represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	“Structured Contracts” represents derivative activity transacted with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and alternative energy suppliers. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting transaction can be executed.

•	“Economic Hedges” represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility as discussed in more detail in the preceding Results of Operations section.

•	Other Non-Trading Activities” primarily represent derivative activity associated with our Michigan gas reserves. A substantial portion of the price risk associated with these reserves has been mitigated through 2013. Changes in the value of the hedges are recorded as Liabilities from Risk Management and Trading with an offset in other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves and the changes therein.

Roll-Forward of Mark to Market Energy Contract Net Assets

The following tables provide details on changes in our MTM net asset or (liability) position during 2005:

					Other
	Energy Marketing & Trading				Non-
	Proprietary	Structured	Economic		Trading
(in Millions)	Trading	Contracts	Hedges	Total	Activities	Total
MTM at December 31, 2004	$3	$23	$(98)	$(72)	$(100)	$(172)

Reclassed to realized upon settlement	1	3	32	36	11	47
Changes in fair value recorded to income	(7)	(7)	(46)	(60)	53	(7)
Amortization of option premiums	—	—	—	—	—	—

Amounts recorded to unrealized income	(6)	(4)	(14)	(24)	64	40
Amounts recorded in OCI	—	(22)	—	(22)	(55)	(77)
Option premiums paid and other	—	—	9	9	17	26

MTM at March 31, 2005	$(3)	$(3)	$(103)	$(109)	$(74)	$(183)

The following table provides a current and noncurrent analysis of Assets and Liabilities from Risk Management and Trading Activities as reflected in the Consolidated Statement of Financial Position as of March 31, 2005. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

						Other
	Energy Marketing & Trading					Non-	Total
	Proprietary	Structured	Economic			Trading	Assets
(in Millions)	Trading	Contracts	Hedges	Eliminations	Totals	Activities	(Liabilities)
Current assets	$67	$136	$187	$(44)	$346	$77	$423
Noncurrent assets	18	56	93	(19)	148	44	192

Total MTM assets	85	192	280	(63)	494	121	615

Current liabilities	(70)	(137)	(268)	41	(434)	(103)	(537)
Noncurrent liabilities	(18)	(58)	(115)	22	(169)	(92)	(261)

Total MTM liabilities	(88)	(195)	(383)	63	(603)	(195)	(798)

Total MTM net assets (liabilities)	$(3)	$(3)	$(103)	$—	$(109)	$(74)	$(183)

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

The table below shows the maturity of our MTM positions:

					Total
(in Millions)				2008 and	Fair
Source of Fair Value	2005	2006	2007	Beyond	Value
Proprietary Trading	$(4)	$(6)	$7	$—	$(3)
Structured Contracts	6	(5)	(5)	1	(3)
Economic Hedges	(54)	(21)	(28)	—	(103)

Total Energy Marketing & Trading	(52)	(32)	(26)	1	(109)
Other Non-Trading Activities	(2)	(57)	(15)	—	(74)

Total	$(54)	$(89)	$(41)	$1	$(183)

Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

DTE Energy has commodity price risk arising from market price fluctuations in conjunction with the anticipated purchase of electricity to meet its obligations during periods of peak demand. We also are exposed to the risk of market price fluctuations on gas sale and purchase contracts, gas production and gas inventories. To limit our exposure to commodity price fluctuations, we have entered into a series of electricity and gas futures, forwards, option and swap contracts. Commodity price risk associated with our electric and gas utilities is limited due to the PSCR and GCR mechanisms.

Our Energy Services and Biomass businesses are also subject to crude oil price risk. As previously discussed, the Section 29 tax credits generated by DTE Energy’s synfuel and biomass operations are subject to phase out if domestic crude oil prices reach certain levels. We have entered into a series of derivative contracts for 2005 and 2006 to economically hedge the impact of oil prices on our synfuel cash flow.

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

Interest Rate Risk

DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2005, the Company had a floating rate debt to total debt ratio of approximately 11% (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis to calculate the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2005 by a hypothetical 10% and calculating the resulting change in the fair values of the commodity, debt and foreign currency agreements. The results of the sensitivity analysis calculations follow:

(in Millions)	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of

Gas Contracts	$(20)	$20	Commodity contracts
Power Contracts	$(32)	$35	Commodity contracts
Oil Contracts	$60	$(46)	Commodity options
Interest Rate Risk	$(313)	$329	Long-term debt
Foreign Currency Risk	$—	$—	Forward contracts

Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effectively designed and operating to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DTE Energy Company

Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2005	2004
Operating Revenues	$2,315	$2,093

Operating Expenses
Fuel, purchased power and gas	969	741
Operation and maintenance	904	783
Depreciation, depletion and amortization	208	167
Taxes other than income	91	85
Asset gains and losses, net	(76)	(50)

	2,096	1,726

Operating Income	219	367

Other (Income) and Deductions
Interest expense	128	131
Interest income	(14)	(10)
Other income	(12)	(11)
Other expenses	11	15

	113	125

Income Before Income Taxes and Minority Interest	106	242

Income Tax Provision	37	75

Minority Interest	(53)	(30)

Income from Continuing Operations	122	197

Income (Loss) from Discontinued Operations, net of tax (Note 3)	—	(7)

Net Income	$122	$190

Basic Earnings per Common Share (Note 6)
Income from continuing operations	$.70	$1.16
Discontinued operations	—	(.04)

Total	$.70	$1.12

Diluted Earnings per Common Share (Note 6)
Income from continuing operations	$.70	$1.15
Discontinued operations	—	(.04)

Total	$.70	$1.11

Average Common Shares
Basic	174	170
Diluted	175	170

Dividends Declared per Common Share	$.515	$.515

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions)	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$60	$56
Restricted cash	74	126
Accounts receivable
Customer (less allowance for doubtful accounts of $134 and $129, respectively)	1,157	880
Accrued unbilled revenues	294	378
Other	410	383
Inventories
Fuel and gas	362	509
Materials and supplies	152	159
Assets from risk management and trading activities	423	296
Other	259	209

	3,191	2,996

Investments
Nuclear decommissioning trust funds	593	590
Other	557	558

	1,150	1,148

Property
Property, plant and equipment	18,131	18,011
Less accumulated depreciation and depletion	(7,607)	(7,520)

	10,524	10,491

Other Assets
Goodwill	2,067	2,067
Regulatory assets	2,145	2,119
Securitized regulatory assets	1,414	1,438
Notes receivable	486	529
Assets from risk management and trading activities	192	125
Prepaid pension assets	184	184
Other	190	200

	6,678	6,662

Total Assets	$21,543	$21,297

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statement of Financial Position

	(Unaudited)
	March 31	December 31
(in Millions, Except Shares)	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$863	$892
Accrued interest	116	111
Dividends payable	90	90
Accrued payroll	34	33
Income taxes	—	16
Short-term borrowings	439	403
Gas inventory equalization (Note 1)	278	—
Current portion of long-term debt, including capital leases	347	514
Liabilities from risk management and trading activities	537	369
Other	499	581

	3,203	3,009

Other Liabilities
Deferred income taxes	1,164	1,124
Regulatory liabilities	828	817
Asset retirement obligations (Note 1)	930	916
Unamortized investment tax credit	140	143
Liabilities from risk management and trading activities	261	224
Liabilities from transportation and storage contracts	378	387

Accrued pension liability	289	265
Deferred gains from asset sales	386	414
Minority interest	128	132
Nuclear decommissioning	78	77
Other	688	635

	5,270	5,134

Long-Term Debt (net of current portion) (Note 7)
Mortgage bonds, notes and other	5,671	5,673
Securitization bonds	1,345	1,400
Equity-linked securities	173	178
Trust preferred-linked securities	289	289
Capital lease obligations	63	66

	7,541	7,606

Commitments and Contingencies (Notes 5, 8 and 9)

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized,174,175,040 and 174,209,034 shares issued and outstanding, respectively	3,309	3,323
Retained earnings	2,415	2,383
Accumulated other comprehensive loss	(195)	(158)

	5,529	5,548

Total Liabilities and Shareholders’ Equity	$21,543	$21,297

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Activities
Net Income	$122	$190
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	208	167
Deferred income taxes	51	113
Gain on sale of interests in synfuel projects	(82)	(49)
Loss (gain) on sale of assets, net	4	(3)
Partners’ share of synfuel project losses	(71)	(36)
Contributions from synfuel partners	47	17
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	134	(119)

Net cash from operating activities	413	280

Investing Activities
Plant and equipment expenditures – utility	(172)	(161)
Plant and equipment expenditures – non-utility	(26)	(18)
Proceeds from sale of interests in synfuel projects	63	26
Proceeds from sale of other assets	2	31
Restricted cash for debt redemptions	52	54
Other investments	(31)	(26)

Net cash used for investing activities	(112)	(94)

Financing Activities
Issuance of long-term debt	395	—
Redemption of long-term debt	(628)	(232)
Short-term borrowings, net	36	134
Issuance of common stock	—	11
Repurchase of common stock	(9)	—
Dividends on common stock	(90)	(87)
Other	(1)	(2)

Net cash used for financing activities	(297)	(176)

Net Increase in Cash and Cash Equivalents	4	10
Cash and Cash Equivalents at Beginning of the Period	56	54

Cash and Cash Equivalents at End of the Period	$60	$64

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statement of Changes in Shareholders’ Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Total

Balance, December 31, 2004	174,209	$3,323	$2,383	$(158)	$5,548

Net income	—	—	122	—	122
Dividends declared on common stock	—	—	(90)	—	(90)
Repurchase of common stock	(207)	(9)	—	—	(9)
Net change in unrealized losses on derivatives, net of tax	—	—	—	(40)	(40)
Net change in unrealized losses on investments, net of tax	—	—	—	3	3
Unearned stock compensation and other	173	(5)	—	—	(5)

Balance, March 31, 2005	174,175	$3,309	$2,415	$(195)	$5,529

The following table displays other comprehensive income (loss) for the three-month period ended March 31:

(in Millions)	2005	2004
Net income	$122	$190

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Losses arising during the period, net of taxes of $27 and $2, respectively	(50)	(3)
Amounts reclassified to earnings, net of taxes of $(5) and $1, respectively	10	(2)

	(40)	(5)
Net change in unrealized gain on investments, net of taxes of $(2) and $(2)	3	4

	(37)	(1)

Comprehensive income	$85	$189

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 — GENERAL

These consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the 2004 Annual Report on Form 10-K.

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

Segments realigned – We operate our businesses through three strategic business units (Energy Resources, Energy Distribution and Energy Gas). Each business unit has utility and non-utility operations. The balance of our business consisted of Corporate & Other. In 2005, we expect to realign our business units to strengthen the Company’s focus on customer relationships and growth within our non-utility businesses. Based on this structure, we will set strategic goals, allocate resources and evaluate performance. Beginning with the second quarter of 2005, we expect to report our segment information based on the following realignment:

•	Electric Utility, consisting of Detroit Edison;

•	Gas Utility, primarily consisting of MichCon;

•	Non-utility Operations

•	Power and Industrial Projects, primarily consisting of synfuel projects, on-site energy services, steel-related projects, power generation with services, waste coal recovery operations and distributed generation product sales and related services;

•	Unconventional Gas Production, primarily consisting of gas production and coal bed methane operations;

•	Fuel Transportation and Marketing, primarily consisting of coal transportation and marketing, gas pipelines and storage, and energy marketing and trading operations; and

•	Corporate & Other, primarily consisting of corporate support functions and certain energy technology investments.

References in this report to “we,” “us,” “our” or “Company” are to DTE Energy and its subsidiaries, collectively.

Gains from Sale of Interests in Synthetic Fuel Facilities

Through March 31, 2005, we have sold interests in eight of our nine synthetic fuel production plants, representing approximately 88% of our total production capacity. Proceeds from the sales are contingent upon production levels and the value of Section 29 tax credits. Section 29 tax credits are subject to phase out if domestic crude oil prices reach certain levels. See Note 9 for further discussion. We recognize gains from the sale of interests in the synfuel facilities as synfuel is produced and sold, and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. We recorded $82 million in gains in the first quarter of 2005 from the sale of interests in synthetic fuel facilities compared to $49 million in the first quarter 2004.

The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments of principal and interest, is not subject to refund, and is recognized as a gain when earned and collectability is assured. The variable component includes an estimate of tax credits allocated to our partners, is subject to refund based on the annual oil price phase out, and is recognized as a gain only when probability of refund is considered remote and collectability is assured. Additionally, based on estimates of tax credits allocated, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities. This amount is subject to refund based on the annual oil price phase out. To assess the probability of refund, we use valuation and analyst models that calculate the probability of surpassing the estimated lower band of the phase-out range for the Reference Price of oil for the year. Due to the rise in oil prices, there is a possibility that the Reference Price of oil could reach the threshold at which Section 29 tax credits phase out. While we believe the possibility of phase out is unlikely, we have not met the strict accounting gain recognition criteria that would allow us to recognize the gains on the variable component. During the first quarter of 2005, we deferred $41 million pretax of the variable component of synfuel-related gains for the potential phase-out of synfuel tax credits. All or a portion of the deferred gains will be recognized when and if the gain recognition criteria is met. It is possible that additional gains will be deferred in the second and/or third quarters until there is persuasive evidence that no tax credit phase out will occur. This will result in shifting earnings from earlier quarters to later quarters.

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

	Three Months Ended
	March 31
(in Millions, except per share amounts)	2005	2004
Net Income as reported	$122	$190
Less: Total stock-based expense (1)	(2)	(2)

Pro Forma Net Income	$120	$188

Earnings Per Share
Basic – as reported	$.70	$1.12

Basic – pro forma	$.69	$1.11

Diluted – as reported	$.70	$1.11

Diluted – pro forma	$.69	$1.10

(1)	Expense determined using a Black-Scholes based option pricing model.

Consolidated Statement of Cash Flows

A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Three Months Ended
	March 31
(in Millions)	2005	2004
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(267)	$(157)
Accrued unbilled receivable	84	50
Accrued GCR revenue	(25)	(39)
Inventories	154	260
Accrued/Prepaid pensions	23	23
Accounts payable	(29)	27
Accrued PSCR refund	(8)	46
Exchange gas payable	(62)	(108)
Income taxes payable	(20)	(211)
General taxes	12	(4)
Risk management and trading activities	64	10
Gas inventory equalization	278	167
Other	(70)	(183)

	$134	$(119)

Supplementary cash and non-cash information follows:

	Three Months Ended
	March 31
(in Millions)	2005	2004
Cash Paid for
Interest (excluding interest capitalized)	$123	$128
Income taxes	$1	$173

Noncash Investing and Financing Activities
Notes received from sale of synfuel projects	$—	$83
Common stock contribution to pension plan	$—	$170

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have retirement obligations for our synthetic fuel operations, gas production facilities, asphalt plant, gas gathering facilities and various other operations. As to regulated operations, we believe that adoption of SFAS No. 143 results primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates and will be deferring such differences under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

A reconciliation of the asset retirement obligation for the 2005 three-month period follows:

(in Millions)
Asset retirement obligations at January 1, 2005	$916
Accretion	15
Liabilities settled	(1)

Asset retirement obligations at March 31, 2005	$930

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets

The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2005	2004	2005	2004
Service Cost	$16	$16	$14	$11
Interest Cost	43	43	26	23
Expected Return on Plan Assets	(54)	(52)	(17)	(14)
Amortization of:
Net loss	17	16	15	10
Prior service cost	2	2	(1)	(1)
Net transition liability	—	—	2	2

Net Periodic Benefit Cost	$24	$25	$39	$31

Gas in Inventory

Gas inventory at MichCon is priced on a last-in, first-out (LIFO) basis. In anticipation that interim inventory reductions will be replaced prior to year end, the cost of gas of net withdrawals from inventory is recorded at the estimated average purchase rate for the calendar year. The excess of these charges over the LIFO cost is credited to the gas inventory equalization account. During interim periods when there are net injections to inventory, the equalization account is reversed.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

Medicare Act Accounting

In May 2004, FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued on accounting for the effects of the Medicare Act. In the second quarter of 2004, we adopted FSP No. 106-2, retroactive to January 1, 2004 and as a result earnings for the first quarter of 2004 have been restated. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $95 million and was accounted for as an actuarial gain. The effects of the subsidy reduced net postretirement costs by $4 million in the first quarter of 2004.

Stock Based Payments

In December 2004, the FASB issued SFAS No. 123-R, “Stock Based Payments,” which established the accounting for transactions in which an entity exchanges equity instruments for goods or services. SFAS No. 123-R was effective for interim or annual periods beginning after June 15, 2005 with earlier adoption encouraged. In April 2005, the U.S. Securities and Exchange Commission delayed the effective date by requiring implementation beginning in the next fiscal year that begins after June 15, 2005. We have completed a preliminary review and based on historical levels of stock based payments we estimate that the new standard will reduce reported earnings by approximately $5 million to $10 million per year.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 seeks to clarify the requirement to record liabilities stemming from a legal obligation to perform asset retirement activities on fixed assets when that retirement is conditioned on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the effects of this interpretation, but has not yet determined the impact on the consolidated financial statements.

NOTE 3 – DISPOSITIONS

Southern Missouri Gas Company – Discontinued Operation

We own Southern Missouri Gas Company (SMGC), a public utility engaged in the distribution, transmission and sale of natural gas in southern Missouri. In the first quarter of 2004, management approved the marketing of SMGC for sale. As of March 31, 2004, SMGC met the SFAS No. 144 criteria of an asset “held for sale,” and we have reported its operating results as a discontinued operation. We recognized a net of tax impairment loss of approximately $7 million in 2004, representing the write-down to fair value of the assets of SMGC, less costs to sell, and the write-off of allocated goodwill. In November 2004, we entered into a definitive agreement providing for the sale of SMGC. Regulatory approval was received in April 2005 and it is anticipated that the transaction will close in the second quarter of 2005. SMGC had assets of $9 million and liabilities of $35 million at December 31, 2004.

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

Other Postretirement Benefits Costs Tracker

On February 10, 2005, Detroit Edison filed an application, pursuant to the MPSC’s November 2004 final rate order, requesting MPSC approval of a proposed tracking mechanism for retiree health care costs. This mechanism would recognize differences between cost levels collected in rates and the actual costs under current accounting rules as regulatory assets or regulatory liabilities with an annual reconciliation proceeding before the MPSC.

2004 PSCR Reconciliation and 2004 Net Stranded Cost Case

In accordance with the MPSC’s direction in the Detroit Edison’s November 2004 final rate order, on March 31, 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. The combined proceeding will provide a comprehensive true-up of the 2004 PSCR and production fixed cost stranded cost calculations, including treatment of the Company’s third party wholesale sales revenues. In the filing, Detroit Edison recommended the following distribution of the $218 million of third party wholesale sale revenues; $91 million to offset PSCR fuel expense, $74 million to offset 2004 production operation and maintenance expense, $40 million to offset 2004 PSCR expense and $13 million to offset 2004 production fixed cost stranded costs. Based upon this allocation of third party wholesale sales revenues, Detroit Edison recommends the return of approximately $8 million in over-collections to its PSCR customers and the recovery of approximately $99 million in net stranded costs from its electric Customer Choice customers. Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued.

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

In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize DTE2 costs, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In March 2005, a settlement agreement was reached with all parties to this proceeding providing for the deferral of up to $60 million of certain DTE2 costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. In addition, DTE2 costs recorded as plant assets will be amortized over a 15-year period. In April 2005, the MPSC approved the settlement agreement.

Power Supply Recovery Proceedings

2005 Plan Year – In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor are power supply costs, transmission expenses and NOx emission allowance costs. Detroit Edison self-implemented a factor of a negative 2.00 mills per kWh on January 1, 2005. At March 31, 2005 Detroit Edison has recorded an under-recovery of approximately $14 million related to the 2005 plan year. The Michigan Attorney General has filed a motion for summary disposition of this proceeding based on arguments that the PSCR statute requires a fixed 48-month PSCR factor. We cannot predict the nature or timing of actions the MPSC will take on this motion.

Gas Rate Case

Rate Request — In September 2003, MichCon filed an application with the MPSC for an increase in service and distribution charges (base rates) for its gas sales and transportation customers. The filing requested an overall increase in base rates of $194 million per year beginning January 1, 2005. MichCon requested that the MPSC increase base rates by $154 million per year on an interim basis by April 1, 2004. The final rate request was subsequently revised to $159 million.

MPSC Final Rate Order – On April 28, 2005, the MPSC issued an order for final rate relief. The MPSC determined that the base rate increase granted to MichCon should be $61 million annually effective April 29, 2005. This amount is an increase of $26 million over the $35 million in interim rate relief approved in September 2004. The rate increase was based on a 50% debt and 50% equity capital structure and an 11% rate of return on common equity.

The MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC. The MPSC also approved the deferral of the non-capitalized portion of the negative pension expense. Michcon will record a regulatory liability in its financial statements for any negative pension costs as determined under generally accepted accounting principles. In addition, the MPSC approved a one-way tracker which provided for $25 million which is refundable in the event that the funds are not expended for safety and training operation and maintenance expenses.

The MPSC order reduces MichCon’s depreciation rates, and the related revenue requirement associated with depreciation expense by $14.5 million with no impact on net income.

The MPSC did not allow the recovery of approximately $25 million of costs allocated to MichCon that were incurred by DTE Energy as a result of the acquisition of MCN Energy.

The MPSC order also resulted in the disallowance of computer system and equipment costs and adjustments to environmental regulatory assets and liabilities. The MPSC disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005. This impairment is not reflected at DTE Energy since this disallowance was previously reserved at the time of the MCN acquisition in 2001. The MPSC disallowed approximately $6 million of certain computer equipment and related depreciation. The MPSC order also disallowed recovery of certain internal labor and legal costs related to remediation of manufactured gas plants of approximately $6 million.

Gas Cost Recovery Proceedings

2002 Plan Year - In December 2001, the MPSC issued an order that permitted MichCon to implement GCR factors up to $3.62 per thousand cubic feet (Mcf) for January 2002 billings and up to $4.38 per Mcf for the remainder of 2002. The order also allowed MichCon to recognize a regulatory asset representing the difference between the $4.38 factor and the $3.62 factor for volumes that were unbilled at December 31, 2001. The regulatory asset was subject to the 2002 GCR reconciliation process. In March 2003, the MPSC issued an order in MichCon’s 2002 GCR plan case. The MPSC ordered MichCon to reduce its gas cost recovery expenses by $26.5 million for purposes of calculating the 2002 GCR factor due to MichCon’s decision to utilize storage gas during 2001 that resulted in a gas inventory decrement for the 2001 calendar year. We recorded a $26.5 million reserve in 2003 to reflect the impact of this order.

MichCon’s 2002 GCR reconciliation case was filed with the MPSC in February 2003. The Staff and various intervening parties in this proceeding sought to have the MPSC disallow an additional $26 million, representing unbilled revenues at December 2001. One party also proposed the disallowance of half of an $8 million payment made to settle Enron bankruptcy issues. The other parties to the case recommended that the Enron bankruptcy settlement be addressed in the 2003 GCR reconciliation case. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case affirming the order in the 2002 GCR plan case disallowing $26.5 million related to the use of storage gas in 2001. The April 2005 order also disallowed the additional $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance in the first quarter of 2005. The MPSC agreed that the $8 million related to the Enron issue be addressed in the 2003 GCR reconciliation case. MichCon included this item in testimony in the 2003 GCR reconciliation filed in February 2004 and the Staff has recommended that MichCon be allowed to recover the entire $8 million related to the Enron issue.

2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. Approval of the contingent factors will be determined in the MPSC’s final order in this case.

Other

We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 6 – EARNINGS PER SHARE

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

	Three Months Ended
	March 31
(in Millions, except per share amounts)	2005	2004
Basic Earnings Per Share

Income from continuing operations	$122	$197

Average number of common shares outstanding	173.7	169.9

Income per share of common stock based on weighted average number of shares outstanding	$.70	$1.16

Diluted Earnings Per Share
Income from continuing operations	$122	$197

Average number of common shares outstanding	173.7	169.9
Incremental shares from stock based awards	.9	.5

Average number of dilutive shares outstanding	174.6	170.4

Income per share of common stock assuming issuance of incremental shares	$.70	$1.15

Options to purchase approximately 100,000 shares of common stock in 2005 and one million shares of common stock in 2004, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

NOTE 7 — LONG-TERM DEBT

In February 2005, Detroit Edison issued $400 million of senior notes in two series, $200 million of 4.8% series due 2015 and $200 million of 5.45% series due 2035. The proceeds were used to redeem the $385 million of 7.5% Quarterly Income Debt Securities due 2026 to 2028.

Also in February 2005, Detroit Edison redeemed $76 million of 7.5% senior notes and $100 million of 7.0% remarketed secured notes, which matured February 2005.

NOTE 8 – DERIVATIVE INSTRUMENTS

Commodity Price Risk

Our Energy Services and Biomass businesses generate Section 29 tax credits. Additionally, through December 2004, Energy Services has sold interests in eight of its nine synthetic fuel production plants. Proceeds from the sales are contingent upon production levels, the production qualifying for Section 29 tax credits, and the value of such credits. Section 29 tax credits are subject to phase out if domestic crude oil prices reach certain levels. See Note 9 for further discussion.

To manage our exposure in 2005 and 2006 to the risk of an increase in oil prices that could reduce synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years 2005 and 2006 average New York Mercantile Exchange (NYMEX) trading prices of oil in relation to the strike prices of each option. If the average NYMEX prices of oil in 2005 and 2006 are less than approximately $56 per barrel, the derivatives will yield no payment. If the average NYMEX prices of oil exceed approximately $56 per barrel, the derivatives will yield a payment equal to the excess of the average NYMEX price over $56 per barrel, multiplied by the number of barrels covered, up to a maximum price of approximately $68 per barrel. The agreements do not qualify for hedge accounting and, as a result, changes in the fair value of the options are recorded currently in earnings. We recorded a mark to market gain during the 2005 first quarter that increased 2005 synfuel gains by $54 million pre-tax. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and therefore included in the “Asset gains and losses, net” line item in the consolidated statement of operations.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Oil Prices - To reduce U.S. dependence on imported oil, the Internal Revenue Code provides Section 29 tax credits as an incentive for taxpayers to produce fuels from alternative sources. This incentive is not deemed necessary if the price of oil increases and provides a natural market for these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. Due to recent increased volatility, the Reference Price per barrel of oil has been $4-$7 lower than the NYMEX price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2005, we estimate that the threshold price at which the tax credit would begin to be reduced is $52 per barrel and would be completely phased out if the Reference Price reached $66. Through March 31, 2005, the NYMEX closing price of a barrel of oil has averaged $50, which due to the uncertainty of the wellhead/NYMEX difference, is comparable to a $43 to $46 Reference Price (assuming that such price was to continue for the entire year and the difference between wellhead and NYMEX ranges from $4-$7 per barrel). We cannot predict with any accuracy the future price of a barrel of oil.

Numerous recent events have increased domestic crude oil prices, including terrorism, storm-related supply disruptions and worldwide demand. If the credit is reduced or eliminated in future years, our financial statements would be negatively impacted. We continue to evaluate the current volatility in oil prices and alternatives available to mitigate our exposure to oil prices as part of our synfuel-related risk management strategy. To manage our exposure to oil prices in 2005 and 2006, we entered into oil-related derivative contracts. See Note 8 for further discussion.

Environmental

Air - The EPA issued ozone transport and acid rain regulations and, in December 2003, proposed additional emission regulations relating to ozone, fine particulate and mercury air pollution. The new rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, carbon dioxide and particulate emissions. To comply with these new controls, Detroit Edison has spent approximately $580 million through December 2004, and estimates that it will spend up to $100 million in 2005 and incur up to $1.8 billion of additional future capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure, in excess of current depreciation levels, could be deferred in ratemaking, until after the expiration of the rate cap period, presently expected to end on December 31, 2005 upon MPSC authorization. Under PA 141 and the MPSC’s November 2004 final rate order, we believe that prudently incurred capital expenditures, in excess of current depreciation levels, are recoverable in rates.

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

Guarantees

In certain circumstances we enter into contractual guarantees. We may guarantee another entity’s obligation in the event it fails to perform. We may provide guarantees in certain indemnification agreements. Finally, we may provide indirect guarantees of the indebtedness of others. Below are the details of specific material guarantees we currently provide. Our other guarantees are not individually material and total approximately $38 million at March 31, 2005.

Sale of Interests in Synfuel Facilities

We have provided certain guarantees and indemnities in conjunction with the sales of interests in our synfuel facilities. The guarantees cover general commercial, environmental and tax-related exposure and will survive until 90 days after expiration of all applicable statute of limitations, or indefinitely, depending on the nature of the guarantee. We estimate that our maximum liability under these guarantees at March 31, 2005 totals $902 million.

Parent Company Guarantee of Subsidiary Obligations

We have issued guarantees for the benefit of various non-utility subsidiary transactions. In the event that DTE Energy’s credit rating is downgraded below investment grade, certain of these guarantees would require us to post cash or letters of credit valued at approximately $422 million at March 31, 2005. This estimated amount fluctuates based upon the provisions and maturities of the underlying agreements.

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

Other Commitments

Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. During the first quarter of 2005 we purchased $12 million of steam and electricity. For the full year 2004, we purchased $42 million of steam and electricity. We estimate steam and electric purchase commitments through 2024 will not exceed $472 million. As discussed in Note 3 — Dispositions, in January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $20 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LP may use for capital improvements to the steam heating system.

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

NOTE 10 – SHORT TERM CREDIT ARRANGEMENTS AND BORROWINGS

     MichCon currently has an $81.25 million, three-year unsecured credit agreement originally entered into in October 2003, and a $243.75 million, five-year unsecured revolving credit facility entered into in October 2004. These credit facilities are with a syndicate of banks and may be utilized for general corporate borrowings, but primarily are intended to provide liquidity support for MichCon’s commercial paper program. Borrowings under the facilities are available at prevailing short-term interest rates. Among other things, the agreements require MichCon to maintain an “earnings before interest, taxes, depreciation and amortization” (EBITDA) to interest ratio of no less than 2 to 1 for each twelve-month period ending on the last day of March, June, September and December of each year.

     As a result of the non-recurring accounting adjustments that were required due to the MPSC gas rate orders issued on April 28, 2005, MichCon did not meet the EBITDA to interest ratio at March 31, 2005. The lenders have agreed to amend the credit facilities to exclude the EBITDA to interest ratio for the first quarter of 2005. At March 31, 2005 and the date of the amendments, MichCon does not have any indebtedness under the credit facilities or any commercial paper outstanding.

NOTE 11 — SEGMENT INFORMATION

DTE Energy has the following nine reportable segments. Inter-segment revenues primarily consist of power sales, gas sales and coal transportation services between Energy Resources Utility – Power Generation, Energy Services, Energy Marketing & Trading and Non-utility Other, and Energy Gas – Non-utility.

	Three Months Ended
	March 31
(in Millions)	2005	2004
Operating Revenues
Energy Resources
Utility – Power Generation	$658	$551

Non-utility
Energy Services	309	252
Energy Marketing & Trading	154	236
Other	155	69

Total Non-utility	618	557

	1,276	1,108

Energy Distribution
Utility – Power Generation	332	335
Non-utility	7	12

	339	347

Energy Gas
Utility – Gas Distribution	852	729
Non-utility	32	25

	884	754

Corporate & Other	4	1

Reconciliations & Eliminations	(188)	(117)

Total	$2,315	$2,093

Electric utility	$990	$886
Gas utility	852	729
Non-utility	657	594
Corporate & Other	4	1
Reconciliation & Eliminations	(188)	(117)

	$2,315	$2,093

	Three Months Ended
	March 31
(in Millions, except per share data)	2005	2004
Net Income (Loss)
Energy Resources
Utility – Power Generation	$12	$16

Non-utility
Energy Services	72	38
Energy Marketing & Trading	(22)	57
Other	—	(2)

Total Non-utility	50	93

	62	109

Energy Distribution
Utility – Power Distribution	43	28
Non-utility	(4)	(3)

	39	25

Energy Gas
Utility – Gas Distribution	13	71
Non-utility	9	4

	22	75

Corporate & Other	(1)	(12)

Discontinued Operations	—	(7)

Net Income	$122	$190

Net Income
Electric utility	$55	$44
Gas utility	13	71
Non-utility	55	94
Corporate & Other	(1)	(12)

Income from Continuing Operations	122	197
Discontinued Operations	—	(7)

Net Income	$122	$190

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company

We have reviewed the accompanying condensed consolidated statement of financial position of DTE Energy Company and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and changes in shareholders’ equity and comprehensive income for the three-month period ended March 31, 2005 and the three-month periods ended March 31, 2005 and 2004, respectively. These interim financial statements are the responsibility of DTE Energy Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of DTE Energy Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity and comprehensive income for the year then ended (not presented herein); and in our report dated March 15, 2005 (which report includes an explanatory paragraph relating to the change in the methods of accounting for asset retirement obligations, energy trading contracts and gas inventories in 2003 and goodwill and energy trading contracts in 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
May 10, 2005

Other Information

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

Other Information

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs
01/01/05 - 01/31/05	—	—	—	$700,000,000
02/01/05 - 02/28/05	205,940	$43.75	—	$700,000,000
03/01/05 - 03/31/05	1,000	$45.26	—	$700,000,000

Total	206,940	$43.76	—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

New Benefit Plan

In January 2005, the Company adopted a new Supplemental Savings Plan (the “SPP’). The SPP was designed as an “excess benefit plan” as defined in Rule 16b-3(b)(2) of the Securities Exchange Act of 1934.

Amendment of Benefit Plans

The Company sponsors the following nonqualified deferred compensation plans to provide an eligible executive the opportunity to defer compensation and supplemental retirement benefits when limitations in the Company’s qualified defined benefit and defined contribution plans restrict the retirement benefits payable to the executive under those plans:

DTE Energy Company Executive Supplemental Retirement Plan
DTE Energy Company Supplemental Retirement Plan
DTE Energy Company Supplemental Savings Plan
DTE Energy Company Executive Deferred Compensation Plan

Each of the above nonqualified deferred compensation plans is subject to Internal Revenue Code (“Code”) Section 409A, as enacted in the American Jobs Creation Act of 2004, with respect to compensation deferred after December 31, 2004. Under Internal Revenue Service Notice 2005-1, the Company is required to operate the plans in good faith compliance with Code Section 409A during 2005, but is not required to formally amend the plan documents until December 31, 2005.

Effective January 1, 2005, the Company has modified the operation of the plans as necessary to comply with Code Section 409A, including prohibiting unscheduled withdrawals of compensation deferred after December 31, 2004 and requiring elections to defer compensation after December 31, 2004 and elections regarding the timing and form of distributions of compensation deferred after December 31, 2004 to comply with the requirements of Code Section 409A. The Company will formally amend the plan documents to reflect these required operational modifications and other Code Section 409A requirements before December

Amendment of MichCon Credit Facilities

Pursuant to consent memoranda dated May 9, 2005, MichCon’s Three-Year Credit Agreement, dated as of October 24, 2003 and Amended and Restated Five-Year Credit Agreement, dated as of October 15, 2004 were amended. Forms of each such consent memorandum were filed as exhibits to MichCon’s Form 10-Q for the quarter ended March 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Exhibits

Exhibit
Number	Description
(i) Exhibits filed herewith:

15-16	Awareness Letter of Deloitte & Touche LLP

31-15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

(ii) Exhibits incorporated by reference:

10-57	Form of DTE Energy Company Stock Grant Agreement for 2001 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated February 15, 2005)

(iii) Exhibits furnished herewith:

32-15	Chief Executive Officer Section 906 Form 10-Q Certification

32-16	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY

Date: May 10, 2005	/s/ DANIEL G. BRUDZYNSKI

Daniel G. Brudzynski
Chief Accounting Officer, Vice President and Controller

Exhibit INDEX

Exhibit
Number	Description
(i) Exhibits filed herewith:

15-16	Awareness Letter of Deloitte & Touche LLP

31-15	Chief Executive Officer Section 302 Form 10-Q Certification

31-16	Chief Financial Officer Section 302 Form 10-Q Certification

32-15	Chief Executive Officer Section 906 Form 10-Q Certification

32-16	Chief Financial Officer Section 906 Form 10-Q Certification