Form 10-K/A
period 2004-12-31
DTE ENERGY CO
filed 2005-06-24
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

FOR ANNUAL AND TRANSITION REPORTS
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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     On June 30, 2004, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $7.0 billion (based on the New York Stock Exchange closing price on such date). There were 174,175,040 shares of common stock outstanding at March 31, 2005, substantially all held by non-affiliates.

DOCUMENTS INCORPORATED IN THIS AMENDMENT BY REFERENCE
None

PAGE
Explanatory Note	3

Part II

Item 9A. Controls and Procedures	3

Part IV

Item 15. Exhibits and Financial Statement Schedules	4

Signatures	5
Chief Executive Officer Section 302
Chief Financial Officer Section 302
Chief Executive Officer Section 906
Chief Financial Officer Section 906

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 10-K”), which was filed with the Securities and Exchange Commission on March 15, 2005 by DTE Energy Company (the “Company”). This amendment rephrases the language regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the 2004 10-K has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original 2004 10-K.

PART II

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

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

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditors, as stated in their report which is included in the 2004 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) The following exhibits are filed as part of this Form 10-K/A.

Exhibit No.	Description
(i)	Exhibits filed herewith.

31-17	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-18	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits furnished herewith.

32-17	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-18	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: June 24, 2005	By	/s/ Anthony F. Earley, Jr.

Anthony F. Earley, Jr.
Chairman of the Board,
Chief Executive Officer,
and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ Anthony F. Earley, Jr.	By	/s/ David E. Meador

	Anthony F. Earley, Jr. Chairman of the Board, Chief Executive Officer and Chief Operating Officer		David E. Meador Executive Vice President and Chief Financial Officer

By	/s/ Daniel G. Brudzynski	By	/s/ John E. Lobbia

	Daniel G. Brudzynski Vice President and Controller		John E. Lobbia, Director

By	/s/ Lillian Bauder	By	/s/ Gail J. McGovern

	Lillian Bauder, Director		Gail J. McGovern, Director

By	/s/ Allan D. Gilmour	By	/s/ Eugene A. Miller

	Allan D. Gilmour, Director		Eugene A. Miller, Director

By	/s/ Alfred R. Glancy	By	/s/ Charles W. Pryor, Jr.

	Alfred R. Glancy III, Director		Charles W. Pryor, Jr., Director

By	/s/ Frank M. Hennessey	By	/s/ Josue Robles, Jr.

	Frank M. Hennessey, Director		Josue Robles, Jr., Director

		By	/s/ Howard F. Sims

Howard F. Sims, Director

Date: June 24, 2005

Exhibit Index

Exhibit No.	Description
31-17	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-18	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

32-17	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-18	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.