Form 10-Q
period 2006-06-30
DTE ENERGY CO
filed 2006-08-09
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006
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
Yes  ☐          No  ☑
At June 30, 2006, 177,761,367 shares of DTE Energy’s Common Stock, substantially all held by non-affiliates, were outstanding.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2006

Definitions

Coke and Coke Battery
Raw coal is heated to high temperatures in ovens to separate impurities, leaving a carbon residue called coke. Coke is combined with iron ore to create a high metallic iron that is used to produce steel. A series of coke ovens configured in a module is referred to as a battery.

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and any subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy)

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and any subsidiary companies

MPSC	Michigan Public Service Commission.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC or the FERC.

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
DTE Energy is a growing and diversified energy company with 2005 revenues in excess of $9 billion and approximately $23 billion in assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate three energy-related non-utility segments with operations throughout the United States.
The following table summarizes our financial results:

(in millions, except Earnings per Share)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Net Income (Loss)	$(33)	$29	$103	$151
Earnings (Loss) per Diluted Share	$(.19)	$.17	$.58	$.87
Excluding Discontinued Operations and Accounting Changes
Income (Loss) from Continuing Operations	$(32)	$33	$104	$159
Earnings (Loss) per Diluted Share	$(.18)	$.19	$.58	$.91

During the second quarter of 2006, our loss reflects the deferral of a substantial portion of the potential gains from the sale of interests in our synfuel facilities and impairment of our synfuel assets, and a gas inventory write down at our Energy Trading business, partially offset by higher earnings at our electric utility, Detroit Edison, due to higher rates and the return of customers from the electric Customer Choice program. Our gas utility, MichCon, also benefited from higher rates during 2006. Additionally, implementation costs associated with our Performance Excellence Process partially offset improved results at the utilities.
The items discussed below influenced our current financial performance and may affect future results:
•	Effects of weather and collectibility of accounts receivable on utility operations;
•	Impact of regulatory decisions on our utility operations;
•	Synfuel-related earnings and the impact of idling synfuel facilities;
•	Investments in our Unconventional Gas Production business;
•	Gains in our Fuel Transportation and Marketing business; and
•	Cost reduction efforts and required capital investment.
UTILITY OPERATIONS
Weather - Earnings from our utility operations are seasonal and very sensitive to weather. Electric utility earnings are primarily dependent on hot summer weather, while the gas utility’s results are primarily dependent on cold winter weather. During the second quarter, we experienced mild weather conditions. The following table shows the dollar impact of weather relative to 30-year historical normal weather temperatures for each utility.

(in Millions)

	Estimated effect of weather on Gross Margin
Six Months	Electric	Gas
Ending June 30	Utility	Utility	Total
2006	$(8)	$(26)	$(34)
2005	$21	$1	$22

Receivables - Both utilities continue to experience high levels of past due receivables, especially within our Gas Utility operations. The increase is attributable to economic conditions in the service territories, high natural gas prices and the lack of adequate levels of government assistance for low-income customers.
We continue aggressive action to reduce the level of past due receivables, including increased customer disconnections, contracting with collection agencies and working with the State of Michigan and others to increase the share of low-income funding allocated to our customers. Our allowance for doubtful accounts expense for the two utilities was $39 million in the second quarter of 2006 compared to $24 million in the second quarter of 2005.
The April 2005 MPSC gas rate order provided for an uncollectible true-up mechanism for MichCon. We filed the 2005 annual reconciliation during the first quarter of 2006 comparing our actual uncollectible expense to our designated revenue recovery of approximately $37 million on an annual basis. Ninety percent of the difference between the actual uncollectible expense and $37 million for the year will be refunded or surcharged after the conclusion of the annual reconciliation proceeding before the MPSC. For the six months ended June 30, 2006, we have accrued an underrecovery of $24 million under the uncollectible true-up mechanism.
Regulatory activity — In March 2006, the MPSC ordered Detroit Edison to show cause why its electric rates should not be reduced. The MPSC cited several factors that could potentially cause Detroit Edison to exceed its authorized rate of return. These factors include the return of customers previously served by alternate suppliers, the removal of rate caps for residential electric customers and internal cost-cutting measures implemented by Detroit Edison.
On June 1, 2006, we responded to this order by providing detailed explanations why our rates should not be reduced. In the filing, we discussed the significant capital investment plan due to take place over the next several years. Specifically, these infrastructure improvements will enhance electric service reliability, and ensure compliance with increased environmental standards as set forth by state and federal regulations.
NON-UTILITY OPERATIONS
We anticipate significant investment opportunities within our non-utility businesses. We employ disciplined investment criteria when assessing opportunities that will leverage our existing assets, skill and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. The primary source of investment capital is cash flow from our synfuel business. Due to the risk of an oil price-related phase-out of production tax credits in our synfuel business, we have lowered our previous estimate of potential synfuel cash flow by approximately $200 million. We now anticipate approximately $1.0 billion of synfuel-related cash impacts from 2006 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $600 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. Tax credit carryforward utilization in part could be extended past 2009, if taxable income is reduced from current forecasts.

Power and Industrial Projects
Synthetic Fuel Operations
We are the operator of nine synthetic fuel production facilities throughout the United States. On May 12, 2006, we idled production at all nine of our synthetic fuel facilities. The decision to idle synfuel production was driven by the current level and volatility of oil prices and the lack of federal tax legislation that would have provided certainty for production economics for the remainder of 2006. Synthetic fuel production may resume, depending on various factors, including a reduction in oil prices or the enactment of potential federal tax legislation.
Synfuel plants chemically change coal into a synthetic fuel as determined under the Internal Revenue Code. Production tax credits are provided for the production and sale of solid synthetic fuel produced from coal and expire as of December 31, 2007. Our synthetic fuel plants generate operating losses which we expect to be offset by the resulting production tax credits. The value of a production tax credit is adjusted annually by an inflation factor published by the Internal Revenue Service (IRS) in April of the following year and is phased-out as the Reference Price of a barrel of oil exceeds certain thresholds.
Recognition of Synfuel Gains
To optimize income and cash flow from our synfuel operations, we sold interests in all nine of our facilities, representing 91% of our total production capacity as of June 30, 2006. Proceeds from the sales are contingent upon production levels and the value of such credits. Gains from the sale of an interest in a synfuel project are recognized as the facility produces and sells synfuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectibility is reasonably assured. In substance, we received synfuel gains and reduced operating losses in exchange for tax credits associated with the projects sold.
The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments of principal and interest, is not subject to refund, and is recognized as a gain when earned and collectibility is assured. The variable component is based on an estimate of tax credits allocated to our partners and is subject to refund based on the annual oil price phase-out. The variable component is recognized as a gain only when the probability of refund is considered remote and collectibility is assured. Additionally, based on estimates of tax credits allocated, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range. Due to changes in the agreements with certain of our synfuel partners and the exercise of existing rights by other synfuels partners, a higher percentage of the expected payments in 2006 may be variable payments. As a result, a larger portion of the 2006 synfuel payments may be subject to refund should a phase-out occur; and therefore delay recognition of the gain associated with the payments until the probability of refund becomes remote.
Crude Oil Prices
The Reference Price of a barrel of oil is an estimate by the IRS of the annual average wellhead price per barrel for domestic crude oil. The value of the production tax credit in a given year is reduced if the Reference Price of oil over the year exceeds a threshold price and is eliminated entirely if that same Reference Price exceeds a phase-out price. During 2006, the annual average wellhead price is projected to be approximately $6 lower than the New York Mercantile Exchange (NYMEX) price for light, sweet crude oil. The actual or estimated Reference Price and beginning and ending phase-out prices per barrel of oil for 2005 through 2007 are as follows:

		Beginning	Ending
		Phase-Out	Phase-Out
	Reference Price	Price	Price
2005 (actual)	$50.26	$53.20	$66.79
2006 (estimated)	Not Available	$55	$69
2007 (estimated)	Not Available	$56	$70

Through June 30, 2006, the NYMEX daily closing price of a barrel of oil for 2006 averaged approximately $67, which is approximately equal to a Reference Price of $61 per barrel. Although the actual tax credit phase-out for 2006 will not be certain until the Reference Price is published by the IRS in April 2007, we anticipate the tax credits for 2006 will be significantly phased-out. As of July 31, 2006, the realized and unrealized NYMEX daily closing price of a barrel of oil was approximately $72 for 2006, equating to an estimated Reference Price of $66, which we estimate to be within the phase-out range. The average NYMEX daily closing price of a barrel of oil would have to average less than approximately $50 for the remainder of 2006 in order that no phase-out of production tax credits occurs. Unless oil prices drop significantly for the remainder of 2006 or legislation is passed, we expect a significant phase-out of the production tax credits in 2006 which could adversely impact our results of operations, cash flow, and financial condition. To mitigate the effect of a potential phase out and minimize operating losses, on May 12, 2006 we idled production at all nine of our synfuel facilities. However, we cannot predict with any certainty the Reference Price for the remainder of 2006 or beyond.
Hedging of Synfuel Cash Flows
As discussed in Note 2, we have entered into derivative and other contracts to economically hedge a portion of our 2006 and 2007 synfuel cash flow exposure to the risk of oil prices increasing. The derivative contracts are marked-to-market with changes in fair value recorded as an adjustment to synfuel gains. We recorded a pretax mark-to-market gain of $61 million during the second quarter of 2006 and $107 million in the six months ended June 30, 2006 as compared to a loss of $11 million in the second quarter of 2005 and a $43 million gain in the six months ended June 30, 2005. As part of our synfuel-related risk management strategy, we continue to evaluate alternatives available to mitigate unhedged exposure to oil price volatility. As our risk management position changes due to market volatility or legislative actions, we may adjust our hedging strategy in response to changing conditions.
Status of Proposed Federal Tax Legislation
Legislation was proposed in Congress that could have impacted the potential phase-out of production tax credits for 2006 and 2007. The legislation would use the prior year oil price to determine the current year Reference Price. If enacted, the legislation would have resulted in no phase-out for 2006. However, this provision was not included in the recent tax reconciliation bill, as enacted. The proposed legislation is under consideration for inclusion in subsequent legislation. If included and enacted as proposed, there would be no phase-out of production tax credits for 2006 and we would resume production at our synfuel facilities, though 2007 production tax credits may be fully phased-out. We are unable to predict the outcome of this legislation.
Risks and Exposures
Since there is a likelihood that the Reference Price for a barrel of oil will reach the threshold at which synfuel-related production tax credits begin to phase-out, we will defer gain recognition associated with variable and certain indemnified fixed note payments in 2006 until the probability of refund is remote and collectibility is assured. We recognized $25 million pretax in the second quarter of 2006 and $39 million in the six months ended June 30, 2006 of synfuel-related gains, compared to $29 million in the second quarter of 2005 and $57 million in the six months ended June 30, 2005. We accrued $85 million pretax in the second quarter of 2006 and $125 million in the six months ended June 30, 2006 for contractual partners’ obligations including the possible refund of amounts equal to our partners’ capital contributions or for operating losses that would normally be funded by our partners. In addition, we recorded reserves and impairments of $123 million primarily consisting of an impairment of $77 million for synfuel-related fixed assets and $42 million for a reserve for notes receivable related to the sale of interests in synfuel facilities. The impairment was partially offset by $70 million, representing our partners' share of the asset write down, included in Minority Interest. All or a portion of the deferred gains will be recognized when and if the gain recognition criteria is met. We expect that additional potential gains will be deferred this year unless there is persuasive evidence that no tax credit phase-out will occur or unless federal tax legislation passes. Additionally, we expect to continue establishing reserves for potential refunds of amounts equal to partners’ capital contributions associated with operating losses allocated to their account. As previously discussed, in the event of a tax credit phase-out, we are contractually obligated to refund to our partners all or a portion of the operating losses funded by our partners. In addition, quarterly earnings in 2006 could be impacted by adjustments to previously established estimates of reserves for amounts equal to our partners’ capital contributions and the value of tax credits allocated to us.
Assuming that there is a significant synfuel tax credit phase-out and/or that legislation is not passed, we expect approximately $1.0 billion of synfuel-related cash impacts from 2006 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $600 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. If the Reference Price results in a phase-out of the synfuel tax credits for 2006, assuming the previously discussed current level of economic hedges and the idling of synfuel production to minimize operating losses, there is a potential decrease of as much as approximately $300 million to 2006 net income from 2005 levels. In addition, a potential goodwill write-off of up to $41 million may be required due to the synfuel tax credit phase-out. We also have fixed notes receivable associated with the sales of interests in our synfuel facilities. A partial or full phase-out of production tax credits could adversely affect the collectibility of our receivables. The cash flow impact would reduce our ability to execute our investment and growth strategy, unless we find alternate sources of cash.
Unconventional Gas Production
Current natural gas prices continue to provide attractive opportunities for our Unconventional Gas Production business segment. We are an experienced operator with more than 15 years of experience in the Antrim shale in northern Michigan, and have expanded our operations in the Barnett shale basin in north central Texas. Over the next few years, our goal is to continue to expand our existing leasehold acreage position and develop unproved acreage into proved reserves.
Antrim shale — We plan to grow through the extension of existing producing areas and acquisition of other producers’ properties. Additionally, we intend to develop existing acreage using the latest horizontal drilling techniques and to continue to search for expansion acreage. Approximately one-third of our long-term, below-market fixed-price obligations for production of Antrim gas expire from 2006 through 2008. This will create opportunities to remarket Antrim production at significantly higher current market rates.
Barnett shale - We anticipate significant opportunities in our existing Barnett shale acreage and expect continued extension of producing areas within the basin. We are currently in the test and development phase for unproved and recently acquired Barnett shale acreage. We plan to continue to increase our leasehold acreage.
As a component of our risk management strategy for our Barnett shale reserves, we hedged a portion of our proved developed producing reserves to secure an attractive investment return. As of June 30, 2006, we entered into a series of cash flow hedges for 5.6 Bcf of gas production through 2010 at an average price of $8.01 per Mcf.
Due to favorable natural gas prices and the potential for successes within the Barnett shale, more capital is being invested into the region. The competition for opportunities and goods and services may result in increased operating costs. However, our experience in the Antrim shale and our experienced Barnett shale personnel allow us to effectively manage the challenge. We expect to invest a combined amount of approximately $150 million to $180 million in our unconventional gas business in 2006.

Fuel Transportation and Marketing
Pipelines, Processing and Storage is continuing its steady growth plan of expansion of storage capacity in Michigan and expanding and building new pipeline capacity to serve markets in the northeast United States. Our Coal Transportation and Marketing business will seek to build our capacity to transport greater amounts of western coal and to expand into coal terminals.
Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as owned and contracted natural gas pipelines and storage capacity positions. Most financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not derivatives. As a result, this segment may experience dramatic earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We incur mark-to-market accounting gains or losses in one period that we expect to be subsequently reversed when transactions are settled.
During 2005, our earnings were negatively impacted by the economically favorable decision to delay previously planned withdrawals from gas storage due to a decrease in the current price for natural gas and an increase in the forward price for natural gas. In addition, we entered into forward power contracts to economically hedge certain physical and capacity power contracts. The financial impacts of these timing differences have begun to reverse and have favorably impacted results during 2006.
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
The process will be rigorous and challenging and seeks to yield sustainable performance to our customers and shareholders. We have identified the Performance Excellence Process as critical to our long-term growth strategy. We estimate savings of $50 million to $100 million will be realized in 2006. Through the second quarter of 2006, we recorded implementation costs of approximately $56 million for project management, consultant support and employee severance. We anticipate accruing additional implementation charges in 2006 and 2007. Implementation costs in 2006 may exceed our projected savings this year, but we expect to realize sustained net cost savings beginning in 2007. We are currently expensing these implementation costs. Detroit Edison and MichCon seek MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related implementation costs.
CAPITAL INVESTMENT
We anticipate significant capital investment across all of our business segments. Most of our capital expenditures will be concentrated within our utility segments. Our electric utility currently expects to invest in total approximately $4.5 billion including increased environmental requirements and reliability enhancement projects through 2010. Our gas utility currently expects to invest approximately $1.0 billion on system expansion, pipeline safety and reliability enhancement projects through the same period. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment.
During 2005, we began the first wave of implementation of DTE2, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems. Through June 2006, we have spent approximately $275 million on this project and we anticipate spending an additional $100 million to $125 million over the next year as the remaining system elements are developed and business segments fully adopt DTE2.
In the future, we may build a new base-load coal or nuclear electric generating plant. The last base-load plant constructed within our electric utility service territory was approximately twenty years ago. A recently completed study, sponsored by the MPSC, projected that Michigan may need to install 7,000 MW of additional capacity over the next ten years. We estimate that a new 1,000 MW base-load coal plant will cost between $1 billion and $2 billion.
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
Along with pursuing a leaner organization, we anticipate approximately $1.0 billion of synfuel-related cash impacts from 2006 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $600 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use any such cash to reduce debt, to continue to pursue growth investments that meet our strict risk-return and value creation criteria and, among other alternatives, to potentially repurchase common stock if adequate investment opportunities are not available. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to replace the value of synfuel operations currently inherent in our share price.

RESULTS OF OPERATIONS
Our net loss in the 2006 second quarter was $33 million, or $.19 per diluted share, compared to net income of $29 million, or $.17 per diluted share, in the 2005 second quarter. For the 2006 six-month period, our net income was $103 million, or $.58 per diluted share, compared to net income of $151 million, or $.87 per diluted share, for the same 2005 period. The following sections provide a detailed discussion of our segments’ operating performance and future outlook.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions, except per share data)	2006	2005	2006	2005
Electric Utility	$57	$43	$116	$98
Gas Utility	(14)	(51)	36	(38)
Non-utility Operations:
Power and Industrial Projects	(35)	31	(37)	99
Unconventional Gas Production	2	—	3	1
Fuel Transportation and Marketing	(13)	—	28	(10)

Corporate & Other	(29)	10	(42)	9

Income (Loss) from Continuing Operations
Utility	43	(8)	152	60
Non-utility	(46)	31	(6)	90
Corporate & Other	(29)	10	(42)	9

	(32)	33	104	159
Discontinued Operations	(1)	(4)	(2)	(8)
Cumulative Effect of Accounting Change	—	—	1	—

Net Income (Loss)	$(33)	$29	$103	$151

Diluted Earnings (Loss) Per Share
Total Utility	$.25	$(.05)	$.86	$.34
Non-utility Operations	(.26)	.18	(.04)	.52
Corporate & Other	(.17)	.06	(.24)	.05

Income (Loss) from Continuing Operations	(.18)	.19	.58	.91
Discontinued Operations	(.01)	(.02)	(.01)	(.04)
Cumulative Effect of Accounting Change	—	—	.01	—

Net Income (Loss)	$(.19)	$.17	$.58	$.87

The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment but rather represents a direct equity interest in DTE Energy’s assets and liabilities as a whole.
ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison which is engaged in the generation, purchase, distribution and sale of electric energy to 2.2 million customers in southeastern Michigan.
Factors impacting income: Net income increased $14 million during the 2006 second quarter and $18 million in the 2006 six-month period. These results primarily reflect higher gross margins, partially offset by higher operation and maintenance expenses, including implementation costs associated with our Performance Excellence Process, and increased depreciation and amortization expenses.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in Millions)
Operating Revenues	$1,175	$1,035	$2,225	$2,025
Fuel and Purchased Power	409	343	718	644

Gross Margin	766	692	1,507	1,381
Operation and Maintenance	369	330	713	651
Depreciation and Amortization	168	160	335	310
Taxes Other Than Income	65	63	134	132

Operating Income	164	139	325	288
Other (Income) and Deductions	79	75	154	144
Income Tax Provision	28	21	55	46

Net Income	$57	$43	$116	$98

Operating Income as a Percent of Operating Revenues	14%	13%	15%	14%

Gross margins increased $74 million during the 2006 second quarter and $126 million in the 2006 six-month period. The quarterly and year to date improvements were primarily due to lower electric Customer Choice penetration and increased rates due to the expiration of the residential rate cap on January 1, 2006, partially offset by milder weather in 2006.

Increase (Decrease) in Gross Margin Components
Compared to Prior Year	Three Months	Six Months

(in Millions)
Weather related margin impacts	$(21)	$(31)
Removal of residential rate caps effective January 1, 2006	32	54
Return of customers from electric Customer Choice	37	66
Service territory economic performance	5	19
Other, net	21	18

Increase in gross margin performance	$74	$126

	Three Months Ended		Six Months Ended
	June 30		June 30
Power Generated and Purchased	2006	2005	2006	2005

(in Thousands of MWh)
Power Plant Generation
Fossil	9,206	9,546	18,515	19,310
Nuclear	922	2,272	3,118	4,325

	10,128	11,818	21,633	23,635
Purchased Power	3,318	1,331	4,832	2,809

System Output	13,446	13,149	26,465	26,444
Less Line Loss and Internal Use	(856)	(752)	(1,681)	(1,349)

Net System Output	12,590	12,397	24,784	25,095

Average Unit Cost ($/MWh)
Generation (1)	$16.41	$14.66	$15.48	$14.53

Purchased Power	$54.03	$85.66	$52.89	$66.51

Overall Average Unit Cost	$25.69	$21.85	$22.31	$20.05

(1)	Represents fuel costs associated with power plants.

	Three Months Ended		Six Months Ended
(in Thousands of MWh)	June 30		June 30
	2006	2005	2006	2005
Electric Sales
Residential	3,514	3,766	7,350	7,817
Commercial	4,506	3,820	8,513	7,184
Industrial	3,209	3,024	6,363	5,920
Wholesale	702	557	1,377	1,120
Other	89	88	197	193

	12,020	11,255	23,800	22,234
Interconnections sales (1)	570	1,142	984	2,861

Total Electric Sales	12,590	12,397	24,784	25,095

Electric Deliveries
Retail and Wholesale	12,020	11,255	23,800	22,234
Electric Choice	984	1,996	2,347	3,910
Electric Choice — Self Generators (2)	127	174	478	366

Total Electric Sales and Deliveries	13,131	13,425	26,625	26,510

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $39 million in the second quarter of 2006 and $62 million in the 2006 six-month period due primarily to higher plant outage expense and implementation costs associated with the Performance Excellence Process.
Depreciation and amortization expense increased $8 million in the second quarter of 2006 and $25 million in the 2006 six-month period due to increased amortization of regulatory assets.
Other income and deductions expense increased $4 million in the 2006 second quarter and $10 million in the 2006 six-month period, primarily due to higher interest expense.
Outlook — We continue to improve the operating performance of Detroit Edison. During the past year, we have resolved many of our regulatory issues and continue to pursue additional regulatory solutions for structural problems within our competitive environment, mainly electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service. In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. We filed our response on June 1, 2006. We are unable to predict the outcome of this proceeding or its effect. In April 2006, an MPSC Administrative Law Judge issued a Proposal for Decision (PFD) indicating that Detroit Edison’s position in the 2004 PSCR Reconciliation and the 2004 Net Stranded Cost Case proceeding is overstated. The considerations in the case include recovery of stranded cost, associated production operation and maintenance expenses and interest on the 2004 PSCR balance. Based on the recommendations outlined in the PFD, the potential outcome in the case is a reduction of net income in the range of $15 million to $50 million. See Note 5.
Concurrently, we will move forward in our efforts to improve performance. Looking forward, additional issues, such as rising prices for coal, uranium and health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will utilize the DTE Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste, decrease our costs, while improving customer satisfaction. We anticipate accruing additional implementation charges in 2006 and 2007. Detroit Edison seeks MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve.
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. Should we be able to recover these costs in future rate cases, we may experience a growth in earnings. Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in the last 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build or expand a new base-load coal or nuclear facility, with an estimated cost of $1 billion to $2 billion for a new coal plant.
The following variables, either in combination or acting alone, could impact our future results:
•	amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation;

•	our ability to reduce costs and maximize plant performance;

•	variations in market prices of power, coal and gas;

•	economic conditions within the State of Michigan;

•	weather, including the severity and frequency of storms; and

•	levels of customer participation in the electric Customer Choice program.
We expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are adequately addressed. We will accrue as regulatory assets any future unrecovered generation-related fixed costs (stranded costs) due to electric Customer Choice that we believe are recoverable under Michigan legislation and MPSC orders. We cannot predict the outcome of these matters. See Note 5.
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens Fuel Gas Company (Citizens), natural gas utilities. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.3 million residential, commercial and industrial customers in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States. Citizens distributes natural gas in Adrian, Michigan.
Factors impacting income: Gas Utility’s net loss decreased $37 million in the 2006 second quarter and net income increased $74 million in the 2006 six-month period. The results reflect effective tax rate adjustments in 2005, increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and final gas rate orders, partially offset by the effects of milder winter weather in 2006.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in Millions)
Operating Revenues	$234	$267	$1,111	$1,119
Cost of Gas	93	137	728	781

Gross Margin	141	130	383	338
Operation and Maintenance	113	98	234	221
Depreciation and Amortization	22	24	46	50
Taxes other than Income	14	14	29	27
Asset (Gains) and Losses, Net	3	—	3	4

Operating Income (Loss)	(11)	(6)	71	36
Other (Income) and Deductions	10	9	25	23
Income Tax Provision (Benefit)	(7)	36	10	51

Net Income (Loss)	$(14)	$(51)	$36	$(38)

Operating Income (Loss) as a Percent of Operating Revenues	(5)%	(2)%	6%	3%

Gross Margins increased $11 million in the 2006 second quarter and increased $45 million in the 2006 six-month period. Gross margins in 2006 were favorably affected by higher base rates as a result of the April 2005 final gas rate order, increased storage revenue and revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC, partially offset by the effects of milder winter weather in 2006 and customer conservation. In April 2005, the MPSC issued an order in the 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001. We recorded the impact of the disallowance during the first quarter of 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Gas Markets (in Millions)
Gas sales	$168	$206	$963	$979
End user transportation	27	28	72	73

	195	234	1,035	1,052
Intermediate transportation	13	12	29	28
Other	26	21	47	39

	$234	$267	$1,111	$1,119

Gas Markets (in Bcf)
Gas sales	18	22	84	106
End user transportation	27	33	71	83

	45	55	155	189
Intermediate transportation	125	84	289	218

	170	139	444	407

Operation and maintenance expense increased $15 million in the 2006 second quarter and increased $13 million in the 2006 six-month period. The increases are due to increased uncollectible accounts receivable expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions, and inadequate government-sponsored assistance for low-income customers. We also recorded implementation costs associated with our Performance Excellence Process. Increases were partially offset by the DTE Energy parent company no longer allocating merger-related interest to MichCon effective in April 2005 and the 2005 disallowance of certain environmental costs due to the April 2005 final gas rate order. The 2005 final gas rate order provided revenue for an uncollectible expense tracking mechanism to mitigate some of the effect of increasing uncollectible expense.

Asset (gains) and losses, net decreased $3 million in the 2006 second quarter as a result of a reduction to MichCon’s 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004.
Income taxes decreased $43 million and $41 million for the second quarter and six-month period of 2006, respectively, primarily due to a lower effective tax rate in 2006.
Outlook — Operating results are expected to vary due to regulatory proceedings, weather, changes in economic conditions, customer conservation and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements that are partially mitigated by the GCR mechanism. In the April 2005 final gas rate order, the MPSC adopted MichCon’s proposed tracking mechanism for uncollectible accounts receivable. Each year, MichCon will file an application comparing its actual uncollectible expense for the prior calendar year to its designated revenue recovery of approximately $37 million. Ninety percent of the difference will be refunded or surcharged after an annual reconciliation proceeding before the MPSC.
We will utilize the DTE Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste, decrease our costs, while improving customer satisfaction. We anticipate accruing additional implementation charges in 2006 and 2007. MichCon seeks MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve.
NON-UTILITY OPERATIONS
Power and Industrial Projects
Power and Industrial Projects is comprised primarily of our synfuel projects, projects that deliver utility-type services to industrial, commercial and institutional customers, and biomass energy projects. We produce synthetic fuel from nine synfuel plants and produce coke from two coke batteries. The production of synthetic fuel from all of our synfuel plants and the production of coke from our coke batteries generate production tax credits (assuming no phase-out or the passage of legislation). We provide utility-type services using project assets usually located on the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. These services include pulverized coal injection, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate four gas-fired peaking electric generating plants and a biomass-fired electric generating plant and operate one additional gas-fired power plant under contract. We develop, own and operate landfill recovery systems throughout the United States and also own a waste coal recovery business.
Factors impacting income: Power and Industrial Projects net income decreased $66 million during the 2006 second quarter and decreased $136 million in the 2006 six-month period. The losses in the 2006 period are due to impairment and reserves recorded resulting from the idling of our synfuel facilities and higher levels of deferrals of potential gains from selling interests in our synfuel plants.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in Millions)
Operating Revenues	$289	$348	$670	$659
Operation and Maintenance	311	378	736	698
Depreciation and Amortization	20	27	46	52
Taxes other than Income	6	8	14	15
Asset (Gains) and Losses, Reserves and Impairments, Net	123	(19)	118	(101)

Operating Income (Loss)	(171)	(46)	(244)	(5)
Other (Income) and Deductions	(2)	(6)	(3)	(10)
Minority Interest	(109)	(68)	(180)	(121)
Income Taxes
Provision (Benefit)	(24)	10	(17)	47
Section 29 Tax Credits	(1)	(13)	(7)	(20)

	(25)	(3)	(24)	27

Net Income (Loss)	$(35)	$31	$(37)	$99

Operating revenues decreased $59 million in the 2006 second quarter and increased $11 million in the 2006 six-month period. Revenues were down in the second quarter of 2006 due to our decision to idle production at all nine of our synfuel facilities. Our year-to-date revenues are slightly higher as a result of the acquisition of increased interest in two of our existing non-synfuel facilities and the acquisition of new energy projects.
Operation and maintenance expense decreased $67 million in the 2006 second quarter and increased $38 million in the 2006 six-month period. Operations and maintenance expenses were down in the second quarter of 2006 due to our decision to idle production at all nine of our synfuel facilities. Our year-to-date expenses are higher as a result of the acquisition of increased interest in two of our existing non-synfuel facilities along with increased expenses associated with the acquisition of new energy projects.
Asset (gains) and losses, reserves and impairments, net decreased $142 million in the 2006 second quarter and decreased $219 million in the 2006 six-month period, principally due to synfuels. In both the 2006 and 2005 periods, we deferred gains from the sale of our synfuel facilities, including in 2006, a portion of gains related to fixed payments. We also recorded other synfuel-related reserves and impairments in the second quarter of 2006. These amounts were partially offset by gains and losses on hedges for our synfuel cash flow. Also, in the first quarter 2006 we recorded an impairment loss of $16 million for the write down of fixed assets and patents at our waste coal recovery business.

(in Millions)	Three Months Ended		Six Months Ended
	June 30		June 30

Components of Synfuel Gains (Losses), Reserves
and Impairments, Net	2006	2005	2006	2005
Gains recognized associated with fixed payments	$8	$29	$30	$57
Gains recognized associated with variable payments	17	—	9	—
Accrual for contractual partners’ obligations	(85)	—	(125)	—
Other reserves and impairments, including partners’ share (1)	(123)	—	(123)	—
Unrealized hedge gains (losses) (mark-to-market)
Hedges for 2005 exposure	—	(27)	—	23
Hedges for 2006 exposure	48	16	86	20
Hedges for 2007 exposure	12	—	21	—

	$(123)	$18	$(102)	$100

(1) Includes $70 million, representing our partners’ share of the asset write down, included in Minority Interest.

Minority interest increased $41 million in the second quarter of 2006 and $59 million in the six-month period of 2006. The amounts reflect our partners’ share of operating losses associated with synfuel operations. The sale of interests in our synfuel facilities during prior periods resulted in allocating a larger percentage of such losses to our partners.
Income taxes declined $22 million in the 2006 second quarter and $51 million in the 2006 six-month period reflecting changes in pre-tax income due to synfuel related loss reserves and the write down of fixed assets and patents of our waste coal recovery business, compared to pre-tax income in the first six months of 2005.
Outlook — Power and Industrial Projects will continue leveraging its extensive energy-related operating experience and project management capability to develop and grow the on-site energy business. We expect solid earnings from our on-site energy business in 2006.
Synfuel-related production tax credits expire on December 31, 2007. At current oil prices, we expect to continue to idle our synfuel plants. However, we continue to evaluate various factors that may impact the economics of the operation of the plants. In addition to production tax credits generated by our synfuels business, our coke battery and landfill gas recovery businesses also generate production tax credits that are subject to an oil price-related phase-out. We continue to evaluate the impact of an oil price-related phase-out on these businesses. Due to the relatively low level of production tax credits generated by our coke battery and landfill gas recovery businesses, a partial or full phase-out of production tax credits in these two businesses is not expected to have a material adverse impact on our results of operations, cash flow and financial condition.
Unconventional Gas Production
Unconventional Gas Production is primarily engaged in natural gas exploration, development and production. Our Unconventional Gas Production business produces gas from the Antrim and Barnett shales and sells most of the gas to the Fuel Transportation and Marketing segment.
Factors impacting income: Net income increased $2 million in the both second quarter and six-month period in 2006 compared to the same periods in 2005. The improvement in both periods was primarily the result of increased Barnett shale production of 1.0 Bcfe in the second quarter and 1.5 Bcfe in the six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in Millions)
Operating Revenues	$24	$17	$46	$33
Operation and Maintenance	9	8	18	14
Depreciation and Amortization	6	5	12	9
Taxes Other Than Income	3	2	6	4

Operating Income	6	2	10	6
Other (Income) and Deductions	3	2	6	4
Income Tax Provision	1	—	1	1

Net Income	$2	$—	$3	$1

Outlook - We expect to continue to develop our proved areas, test unproved areas and prudently add new acreage in Michigan and Texas. Testing and evaluation of the Barnett shale test wells drilled in 2006 is ongoing, with results expected in later 2006. We expect to invest a combined amount of approximately $150 million to $180 million in our unconventional gas business in 2006.

Fuel Transportation and Marketing
Fuel Transportation and Marketing consists of DTE Energy Trading, Coal Transportation and Marketing and the Pipelines, Processing and Storage business.
DTE Energy Trading focuses on physical power and gas marketing, structured transactions, enhancement of returns from DTE Energy’s power plants and the optimization of contracted natural gas pipelines and storage capacity positions. Our customer base is predominantly utilities, local distribution companies, large industrials, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in earnings recognition of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. DTE Energy Trading provides commodity risk management services to the other unregulated businesses within DTE Energy.
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
Factors impacting income: Fuel Transportation and Marketing results decreased $13 million during the 2006 second quarter and increased $38 million in the six-month period. The decline in the second quarter of 2006 is primarily the result of a lower of cost or market adjustment to gas held in inventory. We expect a significant portion of the impact of this adjustment to reverse as gas prices recover to levels at or above our average cost, along with the withdrawal of gas from storage in the fourth quarter of 2006 and the first quarter of 2007. The results for the first six months of 2006 have benefited from the reversal of timing differences related to gas storage and power contracts that were entered into in 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2006	2005	2006	2005

Operating Revenues	$279	$431	$692	$747
Fuel, Purchased Power and Gas	147	275	328	448
Operation and Maintenance	152	153	316	310
Depreciation and Amortization	1	2	4	3
Taxes Other Than Income	1	2	3	3

Operating Income (Loss)	(22)	(1)	41	(17)
Other (Income) and Deductions	(1)	—	(2)	(1)
Income Tax Provision (Benefit)	(8)	(1)	15	(6)

Net Income (Loss)	$(13)	$—	$28	$(10)

Operating revenues decreased $152 million in second quarter of 2006 and decreased $55 million in the six months ended June 2006 primarily due to decreased power and gas trading volumes at DTE Energy Trading.

Fuel, purchased power and gas decreased $128 million in the second quarter of 2006 and $120 million in the six-month period of 2006 reflecting decreased power and gas trading volumes at DTE Energy Trading. Additionally, during the first six months of 2005, DTE Energy Trading’s earnings were negatively impacted by the economically favorable decision to delay previously planned withdrawals from gas storage due to a decrease in the current price for natural gas and an increase in the forward price for natural gas. In addition, we entered into forward power contracts to economically hedge certain physical and capacity power contracts. The financial impacts of these timing differences have begun to reverse in 2006 and are favorably impacting 2006 results.
Operations and maintenance expenses decreased $1 million in the 2006 second quarter and increased $6 million in the 2006 six-month period. The increase in the six-month period of 2006 is as a result of increased coal purchases due to increased sales at Coal Transportation and Marketing.
Income tax provision decreased by $7 million in the 2006 second quarter and increased $21 million in the 2006 six-month period reflecting variations in pre-tax income.
Outlook — We expect to continue to grow our Coal Transportation and Marketing and DTE Energy Trading businesses in a manner consistent with, and complementary to, the growth of our other business segments. However, a portion of our Coal Transportation and Marketing revenues and net income are dependent upon our synfuel operations and have been adversely impacted by the idling of the synfuel facilities. Gas storage and transportation capacity enhances our ability to provide reliable and custom-tailored bundled services to large-volume end users and utilities. This capacity, coupled with the synergies from DTE Energy’s other businesses, positions the segment to add value and mitigate risks.
Pipeline, Processing and Storage business will continue its steady growth plan. We plan to expand existing assets and develop new assets which are typically supported with long-term customer commitments. In April 2006, Pipelines, Processing and Storage placed into service, 14 Bcf of storage capacity at an existing Michigan storage field. Vector Pipeline has secured long-term market commitments to support an expansion project, for approximately 200 MMcf per day, with a projected in-service date of November 2007. Vector Pipeline expects to receive FERC approval in the third quarter of 2006. Pipeline, Processing and Storage has a 26.5% ownership interest in Millennium Pipeline, which we expect to receive FERC approval in the fourth quarter of 2006. Millennium Pipeline is scheduled to be in service in November 2008.
Significant portions of the Fuel Transportation and Marketing portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as capacity positions of natural gas storage and pipelines and power transmission contracts. The financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative contracts and assets. The majority of such earnings volatility is associated with the natural gas storage cycle, which does not coincide with the calendar and fiscal year, but runs annually from April of one year to March of the next year. Our strategy is to economically hedge significant portions of the price risk of storage with over-the-counter forwards and futures. Current accounting rules require the marking to market of forward sales and futures, but do not allow for the marking to market of the related gas inventory. This results in gains and losses that are recognized in different interim and annual accounting periods. We generally anticipate the financial impact of this timing difference will reverse by the end of each storage cycle. See “Fair Value of Contracts” section that follows.
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

Factors impacting income: Corporate & Other’s results declined $39 million in the 2006 second quarter and declined $51 million in the 2006 six-month period. Results reflect adjustments in 2005 to normalize the effective income tax rate. The income tax provisions of the segments are determined on a stand-alone basis. Corporate & Other records necessary adjustments in order that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate.
DISCONTINUED OPERATIONS
DTE Energy Technologies (Dtech) - We own Dtech, which assembled, marketed, distributed and serviced distributed generation products, provided application engineering, and monitored and managed on-site generation system operations. In July 2005, management approved the restructuring of this business resulting in the identification of certain assets and liabilities to be sold or abandoned, primarily associated with standby and continuous duty operations. We recognized a net of tax restructuring loss of $23 million during the third quarter of 2005, primarily representing the write down to fair value of the assets of Dtech, less costs to sell, and the write-off of goodwill. As we execute the restructuring plan, there may be adjustments to amounts recorded related to the impairment of Dtech assets and exit costs. We anticipate completing the restructuring plan by the end of 2006. See Note 4.
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
In the first quarter of 2006, we adopted new accounting rules for stock-based compensation. The cumulative effect of adopting these new accounting rules increased 2006 year to date net income by $1 million. See Note 3.
CAPITAL RESOURCES AND LIQUIDITY

	Six Months Ended
	June 30
(in Millions)	2006	2005
Cash and Cash Equivalents
Cash Flow From (Used For):
Operating activities:
Net income	$103	$151
Depreciation, depletion and amortization	446	424
Deferred income taxes	53	65
Gain on sale of synfuel and other assets, net	(18)	(97)
Working capital and other	330	136

	914	679

Investing activities:
Plant and equipment expenditures — utility	(574)	(372)
Plant and equipment expenditures — non-utility	(144)	(58)
Acquisitions, net of cash acquired	(27)	—
Proceeds from sale of synfuel and other assets	197	163
Restricted cash and other investments	(55)	(37)

	(603)	(304)

Financing activities:
Issuance of long-term debt	545	395
Redemption of long-term debt	(620)	(639)
Short-term borrowings, net	(50)	91
Repurchase of common stock	(10)	(11)
Dividends on common stock and other	(188)	(181)

	(323)	(345)

Net Increase (Decrease) in Cash and Cash Equivalents.	$(12)	$30

Operating Activities
A majority of the Company’s operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Our non-utility businesses also provide sources of cash flow to the enterprise and reflect a range of operating profiles. The profiles vary from our synthetic fuels business, which we believe, subject to considerations discussed below, will provide up to approximately $1.0 billion of cash during 2006-2009 to new startups which, if successful, could require significant investment.
Cash from operations totaling $914 million in the 2006 six-month period was up $235 million from the comparable 2005 period. The operating cash flow comparison reflects an increase of $41 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains) and a $194 million decrease in working capital and other requirements. The working capital improvement was driven by our non-utility segments, partially offset by an increase in working capital requirements at Detroit Edison related to Voluntary Employees Beneficiary Association (VEBA) funding, underrecovery of power supply costs and higher accounts receivable.
Outlook — We expect cash flow from operations to increase over the long-term primarily due to improvements from higher earnings at our utilities. We are incurring costs associated with implementation of our Performance Excellence Process, but we expect to realize sustained net cost savings beginning in 2007. We also may be impacted by the delayed collection of underrecoveries of our PSCR and GCR costs and electric and gas accounts receivable as a result of MPSC orders. Gas prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives.
Assuming that there is a significant synfuel tax credit phase-out and/or that legislation is not passed, we anticipate approximately $1.0 billion of synfuel-related cash impacts from 2006 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $600 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use any such cash to reduce debt, to continue to pursue growth investments that meet our strict risk-return and value creation criteria and, among other alternatives, to potentially repurchase common stock if adequate investment opportunities are not available. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to replace the value of synfuel operations currently inherent in our share price.
Investing Activities
Net cash outflows relating to investing activities increased $299 million in the 2006 six-month period as compared to the same 2005 period. The 2006 change was primarily due to increased capital expenditures, partially offset by higher synfuel proceeds (a portion of which is subject to refund based on oil prices) and asset sales. The increase in capital expenditures was driven by environmental, nuclear fuel and other projects at Detroit Edison, in addition to growth oriented projects across our non-utility segments.
Longer term, with the expected improvement at our utilities and assuming continued cash generation from the synfuel business, cash flows are expected to improve. We will continue to pursue opportunities to grow our businesses in a disciplined fashion if we can find opportunities that meet our strategic, financial and risk criteria.

Financing Activities
Net cash used for financing activities decreased $22 million during the 2006 six-month period, compared to the same 2005 period, due mostly to an increase in debt issuances and decrease in debt redemptions, partially offset by a decrease in short-term borrowings.
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
As of June 30, 2006, our goodwill totaled $2.1 billion. The majority of our goodwill is allocated to our utility reporting units, with $772 million allocated to the Gas Utility reporting unit. The value of the utility reporting units may be significantly impacted by rate orders and the regulatory environment. The Gas Utility reporting unit is comprised primarily of MichCon. We have made certain assumptions for MichCon that incorporate earnings multiples used in the cash flow valuations. These assumptions may change as regulatory and market conditions change.
We also have $41 million of goodwill allocated to the Power and Industrial Projects reporting unit. The value of the Power and Industrial Projects reporting unit has been impacted by the anticipated phase-out of tax credits related to our synfuel business. As of June 30, 2006, we have evaluated the impact of a phase-out of synfuel tax credits on our valuation assumptions. We have determined that the fair value of the Power and Industrial Projects reporting unit exceeds the carrying value and no impairment of goodwill exists. These assumptions may change as the value of the synfuel tax credits change.
We will continue to monitor our estimates and assumptions regarding future cash flows. While we believe our assumptions are reasonable, actual results may differ from our projections.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 — New Accounting Pronouncements for discussion of new pronouncements.
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

Roll-Forward of Mark to Market Energy Contract Net Assets
The following tables provide details on changes in our MTM net asset or (liability) position during 2006:

	Trading Activities				Other
					Non-
	Proprietary	Structured	Economic		Trading
(in Millions)	Trading	Contracts	Hedges	Total	Activities	Total

MTM at December 31, 2005	$(108)	$(136)	$(110)	$(354)	$(140)	$(494)

Reclassed to realized upon settlement	(35)	29	89	83	65	148
Changes in fair value recorded to income	65	20	(30)	55	107	162
Amortization of option premiums	100	(1)	—	99	—	99

Amounts recorded to unrealized income	130	48	59	237	172	409
Amounts recorded in OCI	—	15	—	15	(12)	3
Option premiums paid and other	(3)	6	—	3	8	11

MTM at June 30, 2006	$19	$(67)	$(51)	$(99)	$28	$(71)

The following table provides a current and noncurrent analysis of Assets and Liabilities from Risk Management and Trading Activities as reflected in the Consolidated Statement of Financial Position as of June 30, 2006. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

	Trading Activities					Other
						Non-	Total
	Proprietary	Structured	Economic			Trading	Assets
(in Millions)	Trading	Contracts	Hedges	Eliminations	Totals	Activities	(Liabilities)
Current assets	$123	$131	$123	$(9)	$368	$250	$618
Noncurrent assets	8	33	175	(3)	213	114	327

Total MTM assets	131	164	298	(12)	581	364	945

Current liabilities	(107)	(153)	(141)	9	(392)	(147)	(539)
Noncurrent liabilities	(5)	(78)	(208)	3	(288)	(189)	(477)

Total MTM liabilities	(112)	(231)	(349)	12	(680)	(336)	(1,016)

Total MTM net assets (liabilities)	$19	$(67)	$(51)	$—	$(99)	$28	$(71)

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
The table below shows the maturity of our MTM positions:

(in Millions)					Total
Source of Fair Value	2006	2007	2008	2009 and Beyond	Fair Value
Proprietary Trading	$25	$(7)	$1	$—	$19
Structured Contracts	1	(50)	(13)	(5)	(67)
Economic Hedges	35	(56)	(30)	—	(51)

Total Energy Trading	61	(113)	(42)	(5)	(99)
Other Non-Trading Activities	143	(25)	(70)	(20)	28

Total	$204	$(138)	$(112)	$(25)	$(71)

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
Our Power and Industrial Project segment businesses are also subject to crude oil price risk. As previously discussed, production tax credits generated by DTE Energy’s synfuel, coke battery and landfill gas recovery operations are subject to phase-out if domestic crude oil prices reach certain levels. We have entered into a series of derivative contracts for 2006 through 2007 to economically hedge the impact of oil prices on a portion of our synfuel cash flow. See Note 2.
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

Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2006, the Company had a floating rate debt to total debt ratio of approximately 13% (excluding securitized debt).
Foreign Currency Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency fluctuations, we have entered into a series of currency forward contracts through 2011. Additionally, we may enter into fair value currency hedges to mitigate changes in the value of contracts or loans.
Summary of Sensitivity Analysis
We performed a sensitivity analysis to calculate the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2006 by a hypothetical 10% and calculating the resulting change in the fair values of the commodity, debt and foreign currency agreements. The results of the sensitivity analysis calculations follow:

(in Millions)	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of
Gas Contracts	$(23)	$24	Commodity contracts
Power Contracts	$(16)	$16	Commodity contracts
Oil Contracts	$18	$(34)	Commodity options
Interest Rate Risk	$(321)	$348	Long-term debt
Foreign Currency Risk	$2	$(2)	Forward contracts

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DTE Energy Company
Consolidated Statement of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions, Except per Share Amounts)	2006	2005	2006	2005
Operating Revenues	$1,895	$1,941	$4,530	$4,250

Operating Expenses
Fuel, purchased power and gas	588	638	1,648	1,607
Operation and maintenance	906	927	1,927	1,820
Depreciation, depletion and amortization	221	216	446	424
Taxes other than income	83	89	175	180
Asset (gains) and losses, reserves and impairments, net	127	(19)	122	(95)

	1,925	1,851	4,318	3,936

Operating Income (Loss)	(30)	90	212	314

Other (Income) and Deductions
Interest expense	134	129	267	257
Interest income	(13)	(13)	(25)	(27)
Other income	(12)	(11)	(24)	(23)
Other expenses	10	15	20	26

	119	120	238	233

Income (Loss) Before Income Taxes and Minority Interest	(149)	(30)	(26)	81

Income Tax Provision (Benefit)	(8)	5	50	43

Minority Interest	(109)	(68)	(180)	(121)

Income (Loss) from Continuing Operations	(32)	33	104	159

Loss from Discontinued Operations, net of tax (Note 4)	(1)	(4)	(2)	(8)

Cumulative Effect of Accounting Change, net of tax (Note 3)	—	—	1	—

Net Income (Loss)	$(33)	$29	$103	$151

Basic Earnings per Common Share (Note 6)
Income (loss) from continuing operations	$(.18)	$.19	$.58	$.91
Discontinued operations	(.01)	(.02)	(.01)	(.04)
Cumulative effect of accounting change	—	—	.01	—

Total	$(.19)	$.17	$.58	$.87

Diluted Earnings per Common Share (Note 6)
Income (loss) from continuing operations	$(.18)	$.19	$.58	$.91
Discontinued operations	(.01)	(.02)	(.01)	(.04)
Cumulative effect of accounting change	—	—	.01	—

Total	$(.19)	$.17	$.58	$.87

Average Common Shares
Basic	177	174	177	174
Diluted	177	175	178	175

Dividends Declared per Common Share	$.515	$.515	$1.03	$1.03

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
	2006	2005
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$76	$88
Restricted cash	127	122
Accounts receivable
Customer (less allowance for doubtful accounts of $169 and $136, respectively)	1,203	1,746
Collateral held by others	102	286
Other	295	363
Accrued power and gas supply cost recovery revenue	214	186
Inventories
Fuel and gas	516	522
Materials and supplies	149	146
Deferred income taxes	70	257
Assets from risk management and trading activities	618	806
Other	156	160

	3,526	4,682

Investments
Nuclear decommissioning trust funds	679	646
Other	537	530

	1,216	1,176

Property
Property, plant and equipment	18,661	18,660
Less accumulated depreciation and depletion	(7,603)	(7,830)

	11,058	10,830

Other Assets
Goodwill	2,057	2,057
Regulatory assets	2,063	2,074
Securitized regulatory assets	1,289	1,340
Notes receivable	241	409
Assets from risk management and trading activities	327	316
Prepaid pension assets	187	186
Other	256	265

	6,420	6,647

Total Assets	$22,220	$23,335

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position

	(Unaudited)
	June 30	December 31
	2006	2005
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,004	$1,187
Accrued interest	114	115
Dividends payable	92	92
Short-term borrowings	790	943
Gas inventory equalization (Note 1)	52	—
Current portion of long-term debt, including capital leases	183	691
Liabilities from risk management and trading activities	539	1,089
Other	880	803

	3,654	4,920

Other Liabilities
Deferred income taxes	1,293	1,396
Regulatory liabilities	741	715
Asset retirement obligations (Note 1)	1,129	1,091
Unamortized investment tax credit	125	131
Liabilities from risk management and trading activities	477	527
Liabilities from transportation and storage contracts	297	317
Accrued pension liability	342	284
Deferred gains from asset sales	82	188
Minority interest	43	92
Nuclear decommissioning	90	85
Other	717	740

	5,336	5,566

Long-Term Debt (net of current portion) (Note 7)
Mortgage bonds, notes and other	5,728	5,234
Securitization bonds	1,238	1,295
Equity-linked securities	175	175
Trust preferred-linked securities	289	289
Capital lease obligations	85	87

	7,515	7,080

Commitments and Contingencies (Notes 2, 5 and 9)

Shareholders’ Equity

Common stock, without par value, 400,000,000 shares authorized, 177,761,367 and 177,814,429 shares issued and outstanding, respectively	3,468	3,483
Retained earnings	2,478	2,557
Accumulated other comprehensive loss	(231)	(271)

	5,715	5,769

Total Liabilities and Shareholders’ Equity	$22,220	$23,335

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	2006	2005
(in Millions)
Operating Activities
Net Income	$103	$151
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	446	424
Deferred income taxes	53	65
Gain on sale of interests in synfuel projects	(20)	(100)
Loss on sale of assets, net	2	3
Impairment of synfuel projects	122	—
Partners’ share of synfuel project losses	(180)	(149)
Contributions from synfuel partners	129	113
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	259	172

Net cash from operating activities	914	679

Investing Activities
Plant and equipment expenditures — utility	(574)	(372)
Plant and equipment expenditures — non-utility	(144)	(58)
Acquisitions, net of cash acquired	(27)	—
Proceeds from sale of interests in synfuel projects	163	145
Proceeds from sale of other assets	34	18
Restricted cash for debt redemptions	(5)	19
Proceeds from sale of nuclear decommissioning trust fund assets	99	112
Investment in nuclear decommissioning trust funds	(118)	(130)
Other investments	(31)	(38)

Net cash used for investing activities	(603)	(304)

Financing Activities
Issuance of long-term debt	545	395
Redemption of long-term debt	(620)	(639)
Short-term borrowings, net	(50)	91
Repurchase of common stock	(10)	(11)
Dividends on common stock	(182)	(179)
Other	(6)	(2)

Net cash used for financing activities	(323)	(345)

Net Increase (Decrease) in Cash and Cash Equivalents	(12)	30
Cash and Cash Equivalents at Beginning of the Period	88	56

Cash and Cash Equivalents at End of the Period	$76	$86

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity
and Comprehensive Income (unaudited)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
(Dollars in Million, Shares in Thousands)
Balance, December 31, 2005	177,814	$3,483	$2,557	$(271)	$5,769

Net income	—	—	103	—	103
Dividends declared on common stock	—	—	(182)	—	(182)
Repurchase and retirement of common stock, net	(53)	(10)	—	—	(10)
Net change in unrealized losses on derivatives, net of tax	—	—	—	42	42
Net change in unrealized gain on investments, net of tax	—	—	—	(2)	(2)
Unearned stock compensation and other	—	(5)	—	—	(5)

Balance, June 30, 2006	177,761	$3,468	$2,478	$(231)	$5,715

The following table displays other comprehensive income (loss) for the six-month periods ended June 30:

	2006	2005
(in Millions)
Net income	$103	$151

Other comprehensive income (loss), net of tax:
Net unrealized income (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $46 and $(46), respectively	86	(85)
Amounts reclassified to earnings, net of taxes of $(24) and $11, respectively	(44)	20

	42	(65)
Net change in unrealized gain on investments, net of taxes of $(1) and $3	(2)	5

	40	(60)

Comprehensive income	$143	$91

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
References in this report to “we,” “us,” “our,” “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.
Asset Retirement Obligations
We have recorded asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. We identified a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have legal retirement obligations for our synthetic fuel operations, gas production facilities, gas gathering facilities and various other operations. We identified conditional retirement obligations for gas pipeline retirement costs and disposal of asbestos at certain of our power plants. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations, and disposal costs for PCB contained within transformers and circuit breakers.
As to regulated operations, we believe that adoptions of SFAS No. 143 and FIN 47 result primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We will be deferring such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligation for the 2006 six-month period follows:

(in Millions) Asset retirement obligations at January 1, 2006	$1,091
Accretion	36
Liabilities incurred	2

Asset retirement obligations at June 30, 2006	$1,129

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended June 30	2006	2005	2006	2005

Service Cost	$16	$17	$16	$14
Interest Cost	44	43	28	26
Expected Return on Plan Assets	(56)	(55)	(14)	(18)
Amortization of
Net loss	15	17	17	15
Prior service cost	2	2	—	—
Net transition liability	—	—	1	2
Special Termination Benefits	15	—	1	—

Net Periodic Benefit Cost	$36	$24	$49	$39

Six Months Ended June 30

Service Cost	$32	$33	$31	$28
Interest Cost	88	86	57	52
Expected Return on Plan Assets	(111)	(109)	(29)	(35)
Amortization of
Net loss	30	34	35	30
Prior service cost	4	4	(1)	(1)
Net transition liability	—	—	3	4
Special Termination Benefits	15	—	1	—

Net Periodic Benefit Cost	$58	$48	$97	$78

During the second quarter of 2006, we recorded a $15 million pension cost and a $1 million postretirement benefit cost associated with the initial stage of our Performance Excellence Process program. In 2006, we made cash contributions of $60 million to our postretirement benefit plans.
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

Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the consolidated statement of cash flows follows:

	Six Months Ended
	June 30
	2006	2005
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$644	$(86)
Accrued GCR revenue	116	17
Inventories	(1)	(2)
Accrued/Prepaid pensions	57	46
Accounts payable	(162)	87
Accrued PSCR refund	(63)	(29)
Exchange gas payable	(32)	(34)
Income taxes payable	(39)	(49)
General taxes	(9)	10
Risk management and trading activities	(316)	93
Gas inventory equalization	52	116
Postretirement obligation	(9)	34
Other assets	(13)	(7)
Other liabilities	34	(24)

	$259	$172

Supplementary cash and non-cash information follows:

	Six Months Ended
	June 30
	2006	2005
(in Millions)
Cash Paid for
Interest (excluding interest capitalized)	$268	$251
Income taxes	$32	$22
Noncash Investing and Financing Activities
Sale of assets
Note receivable	$—	47
Other assets	$—	32

We have entered into a Margin Loan Facility (Facility) with an affiliate of the clearing agent of a commodity exchange in lieu of posting additional cash collateral (a non-cash transaction). The loan outstanding under the Facility was $41 million as of June 30, 2006 and $103 million as of December 31, 2005, and the related margin deposit is included in “collateral held by others” on the consolidated statement of financial position at December 31, 2005. See Note 8.
NOTE 2 — SYNFUEL OPERATIONS
Synthetic Fuel Operations
We are the operator of nine synthetic fuel production facilities throughout the United States. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable Internal Revenue Service rules. Production tax credits are provided for the production and sale of solid synthetic fuels produced from coal. To qualify for the production tax credits, the synthetic fuel must meet three primary conditions: (1) there must be a significant chemical change in the coal feedstock, (2) the product must be sold to an unaffiliated entity, and (3) the production facility must have been placed in service before July 1, 1998. Through June 30, 2006, we have generated and recorded approximately $563 million in synfuel tax credits.
To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels from alternative sources. This incentive is not deemed necessary if the price of oil increases and provides significant market incentives for the production of these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. We project the yearly average wellhead price per barrel of oil for the year to be approximately $6 lower than the New York Mercantile Exchange (NYMEX) price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2006, we estimate the threshold price at which the tax credit would begin to be reduced is $55 per barrel and would be completely phased out if the Reference Price reached $69 per barrel. As of July 31, 2006, the realized and unrealized NYMEX daily closing price of a barrel of oil was approximately $72 for 2006, equating to an estimated Reference Price of $66, which we estimate to be within the phase-out range. The average NYMEX daily closing price of a barrel of oil would have to average less than approximately $50 for the remainder of 2006 in order that no phase-out of production tax credits occurs. Unless oil prices drop significantly for the remainder of 2006 or legislation is passed, we expect a significant phase-out of the production tax credits in 2006 which could adversely impact our results of operations, cash flow, and financial condition. To mitigate the effect of a potential phase out and minimize operating losses, on May 12, 2006 we idled production at all nine of our synfuel facilities. However, we cannot predict with any certainty the Reference Price for the remainder of 2006 or beyond.
Gains from Sale of Interests in Synthetic Fuel Facilities
Through June 2006, we have sold interests in all of our synthetic fuel production plants, representing approximately 91% of our total production capacity. Proceeds from the sales are contingent upon production levels, the production qualifying for production tax credits, and the value of such credits. Production tax credits are subject to phase-out if domestic crude oil prices reach certain levels. We recognize gains from the sale of interests in the synfuel facilities as synfuel is produced and sold, and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectibility is reasonably assured. Until the gain recognition criteria are met, gains from selling interests in synfuel facilities are deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that no tax credit phase-out will occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters of a calendar year. We have recorded pre-tax losses from the sale of interests in synthetic fuel facilities totaling $123 million in the second quarter of 2006 and $102 million in the six months ended June 30, 2006, compared to pretax gains of $18 million in the second quarter of 2005 and $100 million in the six months ended June 30, 2005.
The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments of principal and interest, is not subject to refund, and is recognized as a gain when earned and collectibility is assured. The variable component is based on an estimate of tax credits allocated to our partners and is subject to refund based on the annual oil price phase-out. The variable component is recognized as a gain only when the probability of refund is considered remote and collectibility is assured. Additionally, based on estimates of tax credits allocated, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range.

Derivative Instruments — Commodity Price Risk
To manage our exposure in 2006 and 2007 to the risk of an increase in oil prices that could substantially reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years’ 2006 and 2007 average NYMEX trading prices for light, sweet crude oil in relation to the strike prices of each option. If the average NYMEX prices of oil in 2006 and 2007 are less than approximately $58, and $60, per barrel, respectively, the derivatives will yield no payment. If the average NYMEX prices of oil exceed approximately $58, and $60, per barrel, respectively, the derivatives will yield a payment equal to the excess of the average NYMEX price over these initial strike prices, multiplied by the number of barrels covered, up to a maximum price of approximately $73, and $71 per barrel, respectively. Recently we entered into put options based on the average of NYMEX prices during the second half of 2006. If the average of NYMEX prices falls below $68 per barrel for that period, we will receive payments on the difference between that average price and $68, multiplied by the number of barrels covered. The agreements do not qualify for hedge accounting, therefore, the changes in the fair value of the options are recorded currently in earnings. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and are included in the “Asset gains and losses, reserves and impairments, net” line item in the consolidated statement of operations.
Impairment
During the second quarter of 2006, we determined that certain assets related to our synfuel operations were impaired. The decision to record an impairment was based on the current level and volatility of oil prices, the lack of federal tax legislation that would provide certainty with respect to the reference price of oil and the ability of the synfuel operations to generate production tax credits. During the second quarter of 2006, we recorded a pre-tax impairment loss of $123 million within the Asset (Gains) and Losses, Reserves and Impairments, Net, line item in the consolidated statement of operations. The impairment primarily consists of two components; $77 million for synfuel related fixed assets and $42 million for a reserve for notes receivable related to the sale of interests in synfuel facilities. We based this decision utilizing expected undiscounted cash flows from the use and eventual disposition of the assets and determined that the carrying amount of the assets exceeded their expected fair value. The impairment was partially offset by $70 million, representing our partners’ share of the asset write down, included in the Minority Interest line in the consolidated statement of operations.
Guarantees
We have provided certain guarantees and indemnities in conjunction with the sales of interests in our synfuel facilities. The guarantees cover general commercial, environmental, oil price and tax-related exposure and will survive until 90 days after expiration of all applicable statute of limitations. We estimate that our maximum potential liability under these guarantees at June 30, 2006 is $2.2 billion. Through the second quarter of quarter of 2006, we have reserved $218 million of our maximum potential liability for the possible refund of certain payments made by our synfuel partners and reserves on partner capital contributions related to tax credits generated during 2006.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
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
As of June 30, 2006, no performance units have been granted under either the LTIP or the previous stock incentive plan.
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, we record compensation expense at fair value over the vesting period for all awards we grant after the date we adopted the standard. In addition, we are required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Pre-adoption awards of stock awards and performance shares will continue to be expensed. The adoption of SFAS 123(R) during the first quarter of 2006 resulted in the following:
•	Income from continuing operations was reduced by $2 million;

•	Net income was reduced by $1 million;

•	Operating and financing cash flows were not materially impacted; and

•	Had no material effect on basic or diluted earnings per share.
Stock-based compensation for the reporting periods is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Stock-based compensation expense	$6	$4	$12	$8
Tax benefit of compensation expense	$2	$1	$4	$3

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
Options
Options are exercisable according to the terms of the individual stock option award agreements and expire 10 years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock option activity was as follows:

			(In Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at December 31, 2005	6,236,343	$41.31
Granted	621,720	$43.39
Exercised	(62,825)	$37.80
Forfeited or Expired	(80,548)	$42.97

Outstanding at June 30, 2006	6,714,690	$41.51	$5

Exercisable at June 30, 2006	5,089,043	$41.06	$5

(1)	As of June 30, 2006 and 2005, the weighted average remaining contractual life for the exercisable shares is 5.47 years and 6.2 years respectively.
(2)	During the first six months of 2006 and 2005, 1,161,646 and 1,402,234 options, respectively, vested during the period.
The weighted average grant date fair value of options granted during the first six months of 2006 and 2005 was $6.12 and $5.89, respectively. The intrinsic value of options exercised for both the six month periods ending June 30, 2006 and 2005 was less than $1 million and $7 million, respectively. Total option expense recognized during the first six months of 2006 was $4 million.
The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
		Weighted	Average
Range of	Number of	Average	Remaining
Exercise Prices	Options	Exercise Price	Contractual Life (years)
$27.62 - $38.04	404,398	$31.30	3.40
$38.60 - $42.44	3,664,580	$40.65	6.27
$42.60 - $44.54	1,082,855	$43.09	7.58
$44.56 - $48.00	1,562,857	$45.09	6.96

	6,714,690	$41.51	6.47

We determine the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	June 30	December 31
	2006	2005
Risk-free interest rate	4.87%	3.93%
Dividend yield	4.99%	4.60%
Expected volatility	19.25%	19.56%
Expected life	6 years	6 years
Fair value per option	$5.61	$5.89

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

Pro forma information for the three and six months ended June 30, 2005 is provided to show what our net income and earnings per share would have been if compensation costs had been determined as prescribed by SFAS 123(R):

	Three Months Ended	Six Months Ended
	June 30	June 30
(in Millions, except per share amounts)
Net Income As Reported	$29	$151
Less: Total stock-based expense	(1)	(3)

Pro Forma Net Income	$28	$148

Earnings Per Share
Basic — as reported	$.17	$.87

Basic — pro forma	$.16	$.85

Diluted — as reported	$.17	$.87

Diluted — pro forma	$.16	$.85

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
The stock awards are recorded at cost that approximates fair value on the date of grant. We account for stock awards as unearned compensation, which is recorded as a reduction to common stock. The cost is amortized to compensation expense over the vesting period. Stock award activity for the periods ended June 30 was:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Fair value of awards vested (in millions)	$—	$1	$4	$4
Restricted common shares awarded	7,725	33,220	244,805	240,160
Weighted average market price of shares awarded	$41.04	$45.97	$43.15	$44.86
Compensation cost charged against income (in millions)	$3	$2	$5	$4

The following table summarizes our stock awards activity for the six months ended June 30, 2006:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
Balance at December 31, 2005	544,087	$42.68
Grants	244,805	$43.15
Forfeitures	(17,264)	$42.82
Vested	(95,804)	$41.71

Balance at June 30, 2006	675,824	$44.11

Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of common stock that entitles the holder to receive a cash payment, shares of common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives. The awards vest at the end of a specified period, usually three years. We account for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the fair value of the shares. We recorded compensation expense as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30		June 30
	2006	2005	2006	2005

Compensation expense	$2	$2	$4	$4
Cash settlements (1)	$—	$—	$4	$5

(1)	approximates the intrinsic value of the liability.
During the vesting period, the recipient of a performance share award has no shareholder rights. However, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance share awards are nontransferable and are subject to risk of forfeiture. As of June 30, 2006, there were 1,125,633 performance share awards outstanding.
The following table summarizes our performance share activity for the six months ended June 30, 2006:

Performance
Shares
Balance at December 31, 2005	803,071
Grants	520,395
Forfeitures	(42,608)
Payouts	(155,225)

Balance at June 30, 2006	1,125,633

As of June 30, 2006, there was $33 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.58 years.

	(In millions)	(in years)
	Unrecognized	Weighted Average
Type	Compensation cost	to be recognized
Stock Awards	$15	1.60
Performance Shares	12	1.68
Options	6	1.45

	$33	1.58

The tax benefit realized for tax deductions related to our stock incentive plan totaled less than $5 million for the six months ended June 30, 2006. Approximately $1 million of compensation cost was capitalized as a part of fixed assets during the first six months of 2006.

Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 — Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Additionally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 on January 1, 2007. We are currently assessing the effects of this interpretation, and have not yet determined the impact on the consolidated financial statements.
NOTE 4 — DISCONTINUED OPERATIONS
Discontinued Operations — DTE Energy Technologies (Dtech)
We own Dtech, which assembled, marketed, distributed and serviced distributed generation products, provided application engineering, and monitored and managed on-site generation system operations. In July 2005, management approved the restructuring of this business resulting in the identification of certain assets and liabilities to be sold or abandoned, primarily associated with standby and continuous duty operations. The systems monitoring business and certain other operations are planned to be retained. We anticipate completing the restructuring plan by the end of 2006.
During the third quarter of 2005, the restructuring plan met criteria to classify the assets as “held for sale.” Accordingly, we recognized a net of tax restructuring loss of $23 million during the third quarter of 2005 primarily representing the write down to fair value of the assets of Dtech, less costs to sell, and the write-off of goodwill of $16 million. As of June 30, 2006, Dtech assets are $5 million, consisting primarily of receivables and inventory, and liabilities are $6 million.
As shown in the following table, we have reported the business activity of Dtech as a discontinued operation. The amounts exclude general corporate overhead costs and operations that are to be retained:

	Three Months		Six Months
(in millions)	Ended June 30		Ended June 30
	2006	2005	2006	2005
Revenues (1)	$—	$4	$—	$10
Expenses	(2)	(9)	(3)	(20)

Loss before taxes	(2)	(5)	(3)	(10)
Income tax benefit	1	2	1	3

(Loss) from Discontinued Operations	$(1)	$(3)	$(2)	$(7)

(1)	Includes intercompany revenues of $2 million for the three months ended June 30, 2005, and $3 million for six months ended 2005.

Impairment
Waste Coal Recovery
During the first quarter of 2006, our Power and Industrial Projects segment impaired its investment in proprietary technology used to refine waste coal. The fixed assets at our development operation were impaired due to continued operating losses and negative cash flow. In addition, we impaired all our patents related to waste coal technology. We recorded a pre-tax impairment loss of $16 million within the Asset (gains) and losses, net line in the consolidated statement of operations. We based this decision utilizing expected undiscounted cash flows from the use and eventual disposition of the assets and determined that the carrying amount of the investment exceeded the expected fair value.
NOTE 5 — REGULATORY MATTERS
Electric Rate Restructuring Proposal
In February 2005, Detroit Edison filed a rate restructuring proposal with the MPSC to restructure its electric rates and begin phasing out subsidies within the current pricing structure. In December 2005, the MPSC issued an order that did not provide for the comprehensive realignment of the existing rate structure that Detroit Edison requested in its rate restructuring proposal. The MPSC order did take some initial steps to improve the current competitive imbalance in Michigan’s electric Customer Choice program. The December 2005 order established cost-based power supply rates for Detroit Edison’s full service customers. Electric Customer Choice participants will pay cost-based distribution rates, while Detroit Edison’s full service commercial and industrial customers will pay cost-based distribution rates that reflect the cost of the residential rate subsidy. Residential customers continue to pay a subsidized below-cost rate for distribution service. These revenue neutral revised rates were effective February 1, 2006. Detroit Edison was also ordered to file a general rate case by July 1, 2007, based on 2006 actual results.
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
Included with the application was the filing of a motion for a temporary interim order requesting the continuation of the existing electric Customer Choice transition charges until a final order is issued. The MPSC denied this motion in August 2005. In April 2006, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) indicating that Detroit Edison’s position in the combined cases is overstated. The potential outcome in the case is a reduction of net income in the range of $15 million to $50 million. A final order is expected in the latter half of 2006.

MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC cited certain changes that have occurred since the November 2004 order in Detroit Edison’s last general rate case, or are expected to occur. These changes include: declines in electric Customer Choice program participation, expiration of the residential rate caps, and projected reductions in Detroit Edison operating costs. The show cause filing is to reflect sales, costs and financial conditions that are expected to occur by 2007. On June 1, 2006, Detroit Edison filed its response explaining why its electric rates should not be reduced in 2007. Detroit Edison indicated that it will have a revenue deficiency of approximately $45 million beginning in 2007 due to significant capital investments over the next several years for infrastructure improvements to enhance electric service reliability and for mandated environmental expenditures. The impacts of these investments will be partially offset by efficiency and cost-savings measures that have been initiated. Therefore, Detroit Edison requested that the show cause proceeding allow for rate increase adjustments based on the combined effects of investment expenditures and cost-savings programs. The MPSC denied this request and indicated that a full review of rates will be made in Detroit Edison’s next general rate case, which is due to be filed by July 1, 2007. A final order in the show cause proceeding is expected by the end of 2006.
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
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are power supply costs, transmission expenses, MISO market participation costs, and nitrogen oxide emission allowance costs. The Company’s PSCR Plan includes a matrix which provides for different maximum PSCR factors contingent on varying electric Customer Choice sales levels. The plan also includes $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requests MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and a fuel additive. In conjunction with DTE Energy’s sale of the transmission assets of ITC in February 2003, the FERC froze ITC’s transmission rates through December 2004. In approving the sale, FERC authorized ITC recovery of the difference between the revenue it would have collected and the actual revenue ITC did collect during the rate freeze period. At December 31, 2005, this amount is estimated to be $66 million which is to be included in ITC’s rates over a five-year period beginning June 1, 2006. It is expected that this amortization will increase Detroit Edison’s transmission expense in 2006 by $7 million. The MPSC authorized Detroit Edison in 2004 to recover transmission expenses through the PSCR mechanism.
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
Electric Shut-Off and Restoration
In June 2006, the MPSC approved a settlement agreement with Detroit Edison regarding issues related to service restoration. The MPSC had determined that restoration of certain electric service shut-offs effected between October 28, 2005 and March 14, 2006 did not conform to MPSC rules. The settlement agreement directs Detroit Edison to bring its service restoration process into compliance with MPSC rules and submit monthly reports identifying progress toward compliance. Detroit Edison also agreed to pay a fine of $105,000 and file a plan with the MPSC by September 1, 2006 detailing assistance customers can receive to avoid service shut-offs.
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, Detroit Edison and MichCon filed applications with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. Detroit Edison and MichCon seek MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related costs to achieve. Detroit Edison and MichCon anticipate that the Performance Excellence Process will be carried out over a two to three year period beginning in 2006. Detroit Edison’s implementation costs are estimated to total between $160 million and $190 million. MichCon’s implementation costs are estimated to total between $55 million and $60 million.
Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005 and review of 2005 annual safety and training-related expenditures. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses for Michcon totaled $60 million. The tracker mechanism allows MichCon to recover 90 percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. It is expected that the underrecovery will be recovered from customers through a monthly surcharge. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rated expenditures in base rates and recommended no refund at this time.
Gas Cost Recovery Proceedings
2004 Plan Year — In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. In June 2006, an MPSC ALJ issued a PFD recommending an approximately $43 million under-recovery. MichCon recorded the $3 million reduction to the 2004 underrecovery in the second quarter of 2006. An MPSC order is expected in 2006.
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors will allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. An MPSC order is expected in 2007.
2006-2007 Plan Year — In December 2005, MichCon filed its 2006-2007 GCR plan case proposing a maximum GCR Factor of $12.15 per Mcf. In July 2006, MichCon and the parties to the case reached a settlement agreement that provides for a maximum GCR factor of $8.95 per Mcf, plus quarterly contingent GCR factors. These contingent factors will allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. An MPSC order approving the settlement is expected in 2006.
Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO from Load Serving Entities in order to compensate generators that are standing by to supply electricity when called upon by MISO. In an April 2006 order, FERC interpreted MISO’s tariff to require that virtual supply offers should also be subject to RSG charges. Thus FERC found MISO’s RSG calculation methodology to be in violation of its tariff and ordered charges to those entities submitting virtual supply offers and ordered refunds to qualifying Load Serving Entities in an amount equal to those charges. The recalculation of RSG charges and refunds is to be retroactive to April 1, 2005. MISO may also retroactively impose RSG charges on market participants who submitted virtual supply offers during the recalculation period.
Subsidiaries of the Company, DTE Energy Trading and Detroit Edison are among the MISO Load Serving Entities that paid RSG charges DTE Energy Trading may however also be subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period. Detroit Edison could receive a refund as a result of the order.
Numerous requests for rehearing have been filed and the matter remains pending before FERC. Management is unable to predict the outcome of these pending requests; however, in the event FERC affirms its order and MISO imposes retroactive RSG charges on virtual supply offers, DTE Energy Trading’s results of operations could be negatively impacted by the retroactive MISO charges. Management has estimated the potential exposure of up to $8 million. The $8 million potential exposure is based on management estimates and assumptions and does not contemplate all possible outcomes. The actual exposure, if any, could be significantly less than or greater than the estimated amount.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 6 — COMMON STOCK AND EARNINGS PER SHARE
We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Diluted earnings per share assume the exercise of stock options and the vesting of non-vested stock awards. A reconciliation of both calculations is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006(a)	2005	2006	2005
(Millions, except per share amounts)
Basic Earnings Per Share
Income (loss) from continuing operations	$(32.0)	$33.2	$103.6	$158.7
Average number of common shares outstanding	177.1	173.6	177.2	173.7

Income (loss) per share of common stock based on weighted average number of shares outstanding	$(.18)	$.19	$.58	$.91

Diluted Earnings Per Share
Income (loss) from continuing operations	$(32.0)	$33.2	$103.6	$158.7

Average number of common shares outstanding	177.1	173.6	177.2	173.7
Incremental shares from stock-based awards	—	1.2	.3	1.0

Average number of dilutive shares outstanding	177.1	174.8	177.5	174.7

Income (loss) per share of common stock assuming issuance of incremental shares	$(.18)	$.19	$.58	$.91

(a) Basic and diluted loss per share of common stock for the three month period ending June 30, 2006 are the same because the effect of including stock-based awards in the earnings per share calculation would have been anti-dilutive.
Options to purchase approximately 4.9 million shares of common stock in 2006 and 90,000 shares of common stock in 2005, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.
NOTE 7 — LONG -TERM DEBT
Debt Issuances
In 2006, we issued the following long-term debt:

					(in Millions)
Company	Month Issued	Type	Interest Rate	Maturity	Amount
Detroit Edison	May	Senior Notes (1)	6.625%	June 2036	$250
DTE Energy	May	Senior Notes (2)	6.35%	June 2016	300

				Total Issuances	$550

(1) The proceeds from the issuance were used to repay short-term borrowings of Detroit Edison and for general corporate purposes
(2) The proceeds from the issuance were used to repay a portion of DTE Energy’s 6.45% Senior Notes due 2006 and for general corporate purposes

Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2006.

					(in Millions)
	Month
Company	Retired	Type	Interest Rate	Maturity	Amount
MichCon	May	First Mortgage Bonds	7.15%	May 2006	$40
DTE Energy	June	Senior Notes (1)	6.45%	June 2006	500

			Total Retirements		$540

(1) These Senior Notes were paid at maturity with the proceeds from the issuance of Senior Notes by DTE Energy and short-term borrowings
NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In conjunction with maintaining certain exchange traded risk management positions, we may be required to post cash collateral with our clearing agent. We have entered into a Margin Loan Facility (Facility) with an affiliate of the clearing agent of up to $103 million as of June 30, 2006. We entered into this Facility in lieu of posting cash. This Facility was backed by a letter of credit issued by DTE Energy in the amount of $100 million. Any margin requirement in excess of the Facility is funded in cash by DTE Energy. The amount outstanding under the Facility is subject to an interest rate at a per annum rate of interest equal to the LIBOR rate, plus 0.75%, calculated daily. The amount outstanding under the Facility was $41 million as of June 30, 2006 and $103 million as of December 31, 2005. The amounts were shown as “Collateral held by others” and “Short-term borrowings” in the consolidated statement of financial position at December 31, 2005. Effective March 31, 2006, the Facility was amended to provide for the netting of all positions and payments under the Facility.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air - Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $644 million through 2005. We estimate Detroit Edison’s future capital expenditures at up to $218 million in 2006 and up to $2.2 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements. Under the June 2000 Michigan restructuring legislation, beginning January 1, 2004, annual return of and on this capital expenditure could be deferred in ratemaking, until December 31, 2005, the expiration of the rate cap period.
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
Gas Utility
Contaminated Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. Gas Utility owns, or previously owned, 15 such former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, we are also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity’s obligation in the event it fails to perform. We may provide guarantees in certain indemnification agreements. Finally, we may provide indirect guarantees for the indebtedness of others. Below are the details of specific material guarantees we currently provide. Our other guarantees are not individually material and total approximately $33 million at June 30, 2006.
Parent Company Guarantee of Subsidiary Obligations
We have issued guarantees for the benefit of various non-utility subsidiary transactions. In the event that DTE Energy’s credit rating is downgraded below investment grade, certain of these guarantees would require us to post cash or letters of credit valued at approximately $443 million at June 30, 2006. This estimated amount fluctuates based upon commodity prices (primarily power and gas) and the provisions and maturities of the underlying agreements.
Personal Property Taxes
Detroit Edison, MichCon and other Michigan utilities have asserted that Michigan’s valuation tables result in the substantial overvaluation of utility personal property. Valuation tables established by the Michigan State Tax Commission (STC) are used to determine the taxable value of personal property based on the property’s age. In November 1999, the STC approved new valuation tables that more accurately recognize the value of a utility’s personal property. The new tables became effective in 2000 and are currently used to calculate property tax expense. However, several local taxing jurisdictions have taken legal action attempting to prevent the STC from implementing the new valuation tables and have continued to prepare assessments based on the superseded tables. The legal actions regarding the appropriateness of the new tables were before the Michigan Tax Tribunal (MTT) which, in April 2002, issued a decision essentially affirming the validity of the STC’s new tables. In June 2002, petitioners in the case filed an appeal of the MTT’s decision with the Michigan Court of Appeals. In January 2004, the Michigan Court of Appeals upheld the validity of the new tables. With no further appeal by the petitioners available, the MTT began to schedule utility personal property valuation cases for Prehearing General Calls. After a period of abeyance, the MTT issued a scheduling order in a significant number of Detroit Edison and MichCon appeals that set litigation calendars for these cases extending into mid-2006. After an extended period of settlement discussions, a Memorandum of Understanding has been reached with six principals in the litigation and the Michigan Department of Treasury that is expected to lead to settlement of all outstanding property tax disputes on a global basis.
On December 8, 2005, executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the MTT on behalf of Detroit Edison, MichCon and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the global settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The global settlement agreement resulted in a pre-tax economic benefit to DTE Energy of $43 million in 2005 that included the release of a litigation reserve.
Income Taxes
The Internal Revenue Service is currently conducting audits of our federal income tax returns for the years 2002 and 2003. We have accrued tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. At June 30, 2006, we have accrued approximately $37 million for such uncertainties. We believe that our accrued tax liabilities are adequate for all years.
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
See Note 2 for a discussion of contingencies related to synfuel operations and Note 5 for a discussion of contingencies related to regulatory matters.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(in Millions)
Operating Revenues
Electric Utility	$1,175	$1,035	$2,225	$2,025
Gas Utility	234	267	1,111	1,119
Non-utility Operations:
Power and Industrial Projects	289	348	670	659
Unconventional Gas Production	24	17	46	33
Fuel Transportation and Marketing	279	431	692	747

	592	796	1,408	1,439

Corporate & Other	2	2	4	6
Reconciliation & Eliminations	(108)	(159)	(218)	(339)

Total	$1,895	$1,941	$4,530	$4,250

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2006	2005	2006	2005
Income (Loss)
Electric Utility	$57	$43	$116	$98
Gas Utility	(14)	(51)	36	(38)
Non-utility Operations:
Power and Industrial Projects	(35)	31	(37)	99
Unconventional Gas Production	2	—	3	1
Fuel Transportation and Marketing	(13)	—	28	(10)
Corporate & Other	(29)	10	(42)	9
Income (Loss) from Continuing Operations
Utility	43	(8)	152	60
Non-utility	(46)	31	(6)	90
Corporate & Other	(29)	10	(42)	9

	(32)	33	104	159
Discontinued Operations (Note 4)	(1)	(4)	(2)	(8)
Cumulative Effect of Accounting Change (Note 3)	—	—	1	—

Net Income (Loss)	$(33)	$29	$103	$151

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

Risk Factors
Our ability to utilize production tax credits may be limited. To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels from alternative sources. We have generated production tax credits from our synfuel, coke battery, landfill gas recovery and gas production operations. We have received favorable private letter rulings on all of our synfuel facilities. All production tax credits taken after 2001 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows. The value of future credits generated may be affected by potential legislation. Moreover, production tax credits related to generation of synfuels expire at the end of 2007. The combination of IRS audits of production tax credits, supply and demand for investment in credit producing activities and potential legislation could have an impact on our earnings and cash flows. We have also provided certain guarantees and indemnities in conjunction with the sales of interests in our synfuel facilities.
This incentive provided by production tax credits is not deemed necessary if the price of oil increases and provides significant market incentives for the production of these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. We project the yearly average wellhead price per barrel of oil for the year to be approximately $6 lower than the NYMEX price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2006, we estimate the threshold price at which the tax credit would begin to be reduced is $55 per barrel and would be completely phased out if the Reference Price reached $69 per barrel. As of July 31, 2006, the realized and unrealized NYMEX daily closing price of a barrel of oil was approximately $72 for 2006, equating to an estimated Reference Price of $66, which we estimate to be within the phase-out range. The average NYMEX daily closing price of a barrel of oil would have to average less than approximately $50 for the remainder of 2006 in order that no phase-out of production tax credits occurs. Unless oil prices drop significantly for the remainder of 2006 or legislation is passed, we expect a significant phase-out of the production tax credits in 2006 which could adversely impact on our results of operations, cash flow, and financial condition. To mitigate the effect of a potential phase out and minimize operating losses, on May 12, 2006 we idled production at all nine of our synfuel facilities. However, we cannot predict with any certainty the Reference Price for the remainder of 2006 or beyond.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the six months ended June 30, 2006:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	the Plans or
Period	(1)	Per Share	Programs	Programs (2)
01/01/06 - 01/31/06	—	—	—	$700,000,000
2/01/06 - 02/28/06	—	—	—	$700,000,000
03/01/06 - 03/31/06	199,555	$42.77	—	$700,000,000
04/01/06 — 04/30/06	37,525	$40.72	—	$700,000,000
05/01/06 — 05/31/06	—	—	—	$700,000,000
06/01/06 — 06/30/06	—	—	—	$700,000,000

Total	237,080		—

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
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of the holders of common stock of the Company was held on April 27, 2006. Proxies for the meeting were solicited pursuant to Regulation 14(a).
(b)	There was no solicitation in opposition to the Board of Directors’ nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

The terms of the previously elected seven directors listed below continue until the annual meeting dates shown after each name:

Anthony F. Earley, Jr.	2007
Allan D. Gilmour	2007
Frank M. Hennessey	2007
Gail J. McGovern	2007
Lillian Bauder	2008
Josue Robles, Jr.	2008
Howard F. Sims	2008
(c)	At the annual meeting of the holders of Common Stock of the Company held on April 27, 2006, four directors were elected to serve until the 2009 annual meeting and one director (Joe W. Laymon) was elected to serve until the 2008 annual meeting with the votes shown:

		Total Vote
	Total Vote	Withheld
	For Each	from Each
	Director	Director
Alfred R. Glancy III	142,002,649	3,329,387
John E. Lobbia	142,599,352	2,732,684
Eugene A. Miller	142,120,198	3,211,838
Charles W. Pryor, Jr.	142,178,768	3,153,268
Joe W. Laymon	142,734,018	2,598,018
Shareholders approved the DTE Energy Company 2006 Long-Term Incentive Plan with the votes shown:

For	Against	Abstain
102,043,431	11,464,925	2,600,599
Shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the year 2006 with the votes shown:

For	Against	Abstain
141,182,900	2,460,018	1,689,118
There were no shareholder proposals.
(d)	Not applicable.
Exhibits

Exhibit
Number	Description
Filed:
4-239	Supplemental Indenture, dated as of May 15, 2006 between DTE Energy Company and BNY Midwest Trust Company, as successor trustee, creating 2006 Series B 6.35% Senior Notes due 2016
12-38	Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31-25	Chief Executive Officer Section 302 Form 10-Q Certification
31-26	Chief Financial Officer Section 302 Form 10-Q Certification
Incorporated by reference:
1-1
Underwriting Agreement, dated May 23, 2006 among DTE Energy Company, Barclays Capital Inc., Citigroup Global Markets, Inc., and J. P. Morgan Securities, Inc. (Exhibit 1.1 to Form 8-K dated May 23, 2006)

10-64	Form of Director Restricted Stock Agreement ( Exhibit 10-1 to Form 8-K dated June 29, 2006)
Furnished:
32-25	Chief Executive Officer Section 906 Form 10-Q Certification
32-26	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY
Date: August 8, 2006	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Controller

EXHIBIT INDEX

Exhibit
Number	Description
4-239	Supplemental Indenture, dated as of May 15, 2006 between DTE Energy Company and BNY Midwest Trust Company, as successor trustee, creating 2006 Series B 6.35% Senior Notes due 2016
12-38	Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31-25	Chief Executive Officer Section 302 Form 10-Q Certification
31-26	Chief Financial Officer Section 302 Form 10-Q Certification
32-25	Chief Executive Officer Section 906 Form 10-Q Certification
32-26	Chief Financial Officer Section 906 Form 10-Q Certification