Form 10-K
period 2006-12-31
DTE ENERGY CO
filed 2007-03-01
CIK 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-11607
DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-3217752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2000 2nd Avenue, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)
313-235-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value, with contingent	New York Stock Exchange
preferred stock purchase rights
7.8% Trust Preferred Securities *	New York Stock Exchange
7.50% Trust Originated Preferred Securities**	New York Stock Exchange

*	Issued by DTE Energy Trust I. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust I has funds available for payment of such distributions.

**	Issued by DTE Energy Trust II. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust II has funds available for payment of such distributions.
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2006, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $7.2 billion (based on the New York Stock Exchange closing price on such date). There were 177,123,754 shares of common stock outstanding at January 31, 2007.
Certain information in DTE Energy Company’s definitive Proxy Statement for its 2007 Annual Meeting of Common Shareholders to be held May 3, 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

DTE Energy Company
Annual Report on Form 10-K
Year Ended December 31, 2006

DEFINITIONS

Coke and Coke Battery
Raw coal is heated to high temperatures in ovens to separate impurities, leaving a carbon residue called coke. Coke is combined with iron ore to create a high metallic iron that is used to produce steel. A series of coke ovens configured in a module is referred to as a battery.

Company	DTE Energy Company and any subsidiary companies

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy Company)

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC or the FERC.

NRC	Nuclear Regulatory Commission

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

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

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

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the higher price of oil and its impact on the value of production tax credits or the potential requirement to refund proceeds received from synfuel partners;

•	the uncertainties of successful exploration of gas shale resources and inability to estimate gas reserves with certainty;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of electric and gas Customer Choice programs;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	contributions to earnings by non-utility subsidiaries;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals;

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company; and

•	timing, terms and proceeds from any asset sale or monetization.
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

Part I
Items 1. and 2. Business and Properties
General
In 1995, DTE Energy incorporated in the State of Michigan. Our utility operations consist primarily of Detroit Edison and MichCon. We also have five non-utility segments that are engaged in a variety of energy related businesses. In August 2005, the Energy Policy Act of 2005 repealed the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006. A discussion of the Energy Policy Act of 2005 is in the Management’s Discussion and Analysis section of this Form 10-K.
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
Corporate Structure
In the third quarter of 2006, we realigned the non-utility segment Power and Industrial Projects business unit to separately present the Synthetic Fuel business. The impending expiration of synfuel tax credits as of December 31, 2007, combined with the sustained volatility of oil prices, increased management focus on synfuels, thereby requiring a separate business segment. In the fourth quarter of 2006, we separated the Fuel Transportation and Marketing segment into Coal and Gas Midstream, and Energy Trading corresponding to additional management focus on the results of these non-utility segments. Based on the following structure, we set strategic goals, allocate resources and evaluate performance. See Note 18 of the Notes to Consolidated Financial Statements for financial information by segment for the last three years.
Electric Utility
•	Consists of Detroit Edison, the company’s electric utility whose operations include the power generation and electric distribution facilities that service approximately 2.2 million residential, commercial, industrial and wholesale customers throughout southeastern Michigan.
Gas Utility
•	Consists of the gas distribution services provided by MichCon, a gas utility that purchases, stores and distributes natural gas throughout Michigan to approximately 1.3 million residential, commercial and industrial customers and Citizens Gas Fuel Company (Citizens), a gas utility that distributes natural gas in Adrian, Michigan.
Non-Utility Operations
•	Coal and Gas Midstream, primarily consisting of coal transportation and marketing, and gas pipelines, processing and storage;

•	Unconventional Gas Production, primarily consisting of unconventional gas project development and production;

•	Power and Industrial Projects, primarily consisting of on-site energy services, steel-related projects and power generation with services;

•	Energy Trading, primarily consisting of energy marketing and trading operations; and

•	Synthetic Fuel, consisting of the operations of nine synfuel plants.
Corporate & Other, primarily consisting of corporate staff functions and certain energy related investments.
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
Our plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our numerous fossil plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers.

The electricity we produce and purchase is sold to four major classes of customers: residential, commercial, industrial and wholesale, principally throughout Michigan.

Revenue by Service
(in Millions)	2006	2005	2004
Residential	$1,671	$1,517	$1,345
Commercial	1,603	1,331	1,123
Industrial	835	697	557
Wholesale	109	73	65
Other	350	464	234

Subtotal	4,568	4,082	3,324
Interconnection sales (1)	169	380	244

Total Revenue	$4,737	$4,462	$3,568

(1)	Represents power that is not distributed by Detroit Edison.
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
Fuel Supply and Purchased Power
Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts with the balance to be obtained through short-term agreements and spot purchases. We have six long-term and two short-term contracts for a total purchase of approximately 35 million tons of low-sulfur western coal to be delivered from 2007 to 2010. We also have ten contracts for the purchase of approximately 8 million tons of Appalachian coal to be delivered from 2007 through 2009. All of these contracts have fixed prices. We have approximately 90% of our 2007 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have long-term transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.
Detroit Edison participates in the energy market through MISO. We offer our generation in the market on a day-ahead and real-time basis and bid for power in the market to serve our load. We are a net purchaser of power which supplements our generation capability to meet customer demand during peak cycles.

Properties
Detroit Edison owns generating plants and facilities that are located in the State of Michigan. Substantially all of our property is subject to the lien of a mortgage.
Generating plants owned and in service as of December 31, 2006 are as follows:

	Location by	Summer Net
	Michigan	Rated Capability (1) (2)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (3)	St. Clair	1,026	9.2	1984 and 1985
Conners Creek	Wayne	215	1.9	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe (4)	Monroe	3,115	28.0	1971, 1973 and 1974
River Rouge	Wayne	510	4.6	1957 and 1958
St. Clair	St. Clair	1,415	12.7	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949 and 1968
		7,983	71.8
Oil or Gas-fueled Peaking Units	Various	1,102	9.9	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (5)	Monroe	1,111	10.0	1988
Hydroelectric Pumped Storage Ludington (6)	Mason	917	8.3	1973
		11,113	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW), in cold standby status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 8.

(4)	The Monroe Power Plant provided 38% of Detroit Edison’s total 2006 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 8.
Detroit Edison owns and operates 675 distribution substations with a capacity of approximately 33,075,000 kilovolt-amperes (kVA) and approximately 426,700 line transformers with a capacity of approximately 25,883,000 kVA.
Circuit miles of distribution lines owned and in service as of December 31, 2006 are as follows:

Electric Distribution	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,155	13,747
24 kV	101	690
40 kV	2,323	332
120 kV	70	13

	30,649	14,782

There are numerous interconnections that allow the interchange of electricity between Detroit Edison and electricity providers external to our service area. These interconnections are generally owned and operated by ITC Transmission and connect to neighboring energy companies.

Regulation
Detroit Edison’s business is subject to the regulatory jurisdiction of various agencies, including, but not limited to, the MPSC, the FERC and the NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. The FERC regulates Detroit Edison with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing and decommissioning of Detroit Edison’s nuclear plant operations. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.
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
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC cited certain changes that had occurred since the November 2004 order in Detroit Edison’s last general rate case, or were expected to occur. These changes included: declines in electric Customer Choice program participation, expiration of the residential rate caps, and projected reductions in Detroit Edison operating costs. The show cause filing was to reflect sales, costs and financial conditions that were expected to occur by 2007. On June 1, 2006, Detroit Edison filed its response explaining why its electric rates should not be reduced in 2007. Detroit Edison indicated that it will have a revenue deficiency of approximately $45 million beginning in 2007 due to significant capital investments over the next several years for infrastructure improvements to enhance electric service reliability and for mandated environmental expenditures. The impacts of these investments will be partially offset by efficiency and cost-savings measures that have been initiated. Therefore, Detroit Edison requested that the show cause proceeding allow for rate increase adjustments based on the combined effects of investment expenditures and cost-savings programs. The MPSC denied this request and indicated that a full review of rates will be made in Detroit Edison’s next general rate case, which is due to be filed by July 1, 2007. The MPSC issued an order approving a settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until the later of March 31, 2008 or 12 months from the filing date of Detroit Edison’s next main case, rates will be reduced by an additional $26 million, for a total reduction of $79 million. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process, a company wide review of our operations. The settlement agreement provides for some level of realignment of the existing rate structure by allocating a larger percentage share of the rate reduction to the commercial and industrial customer classes than to the residential customer classes. As part of the settlement agreement, a Choice Incentive Mechanism (CIM) was established with a base level of electric choice sales set at 3,400 GWh.
In accordance with the MPSC’s directive in Detroit Edison’s November 2004 rate order, in March 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. In September 2006, the MPSC issued an order recognizing $19 million of 2004 net stranded costs that required Detroit Edison to write off $112 million of 2004 net stranded costs. The MPSC order resulted in a $39 million reduction in the 2004 PSCR over-collection by allowing Detroit Edison to retain the benefit of third party wholesale sales required to support the electric Customer Choice program and to offset the recognition of the $19 million of 2004 stranded costs. The MPSC order also resulted in reductions to accrued interest on the 2004 and 2005 PSCR amounts of $15 million. The MPSC directed Detroit Edison to include the remaining 2004 PSCR over-collection amount and related interest in the 2005 PSCR Reconciliation which is in an under-collected position. The order resulted in a reduction of pre-tax income of approximately $58 million.
See Note 6 of the Notes to Consolidated Financial Statements.
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
Strategy and Competition
We strive to be the preferred supplier of electrical generation in southeast Michigan. We can accomplish this goal by working with our customers, communities and regulatory agencies to be a reliable low cost supplier of electricity. To control expenses, we optimize our fuel blends thereby taking maximum advantage of low cost, environmentally friendly low-sulfur western coals. To ensure generation reliability, we continue to invest in our generating plants, which will improve both plant availability and operating efficiencies. We also are making capital investments in areas that have a positive impact on reliability and environmental compliance with the goal of high customer satisfaction.

Our distribution operations focus on improving reliability, restoration time and the quality of customer service. We seek to lower our operating costs by improving operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” section that follows.
Effective January 2002, the electric Customer Choice program expanded in Michigan so that all of the Company’s electric customers can choose to purchase their electricity from alternative electric suppliers of generation services. Detroit Edison lost 6% of retail sales in 2006, 12% in 2005 and 18% of such sales in 2004 as a result of customers choosing to purchase power from alternative electric suppliers. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. Customers who elect to purchase their electricity from alternative electric suppliers by participating in the electric Customer Choice program have an unfavorable effect on our financial performance. The effect of lost sales due to the electric Customer Choice program has reduced our need for purchased power, and, when market conditions are favorable we sell power into the wholesale market, in order to lower costs to full service customers.
Detroit Edison acquires transmission services from ITC Transmission. By FERC order, rates charged by ITC Transmission to Detroit Edison were frozen through December 2004. Thereafter, rates became subject to normal FERC regulation. With the MPSC’s November 2004 final rate order, transmission costs are recoverable through Detroit Edison’s PSCR mechanism.
We are currently involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coal east for Detroit Edison and the Coal Transportation and Marketing business. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. The arbitration hearing is scheduled for mid-2007. While we believe we will prevail on the merits in this matter, a negative decision with respect to the significant issues being heard in the arbitration could have an adverse effect on our business.
Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers in the near term.
GAS UTILITY
Description
Our Gas Utility segment consists of MichCon and Citizens, natural gas utilities subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.3 million residential, commercial and industrial customers in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Revenue is generated by providing the following major classes of service: gas sales, end user transportation, intermediate transportation and gas storage.

Revenue by Service
(in Millions)	2006	2005	2004
Gas sales	$1,541	$1,860	$1,435
End user transportation	135	134	119
Intermediate transportation	69	58	56
Other	104	86	72

Total Revenue	$1,849	$2,138	$1,682

•	Gas sales – Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End user transportation – Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate transportation – Gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Other – Includes revenues from gas storage, providing appliance maintenance, facility development and other energy-related services.
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
Natural Gas Supply
Our gas distribution system has a planned maximum daily send-out capacity of 2.8 Bcf, with approximately 71% of the volume coming from underground storage for 2006. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
We purchase natural gas supplies in the open market by contracting with producers and marketers, and we maintain a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify our natural gas supply base. We obtain our natural gas supply from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to NYMEX and published price indices to approximate current market prices.
Properties
We own distribution, transmission and storage properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,188,000 service lines and approximately 1,321,000 active meters. We own approximately 2,600 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.
We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 124 Bcf. These facilities are important in providing reliable and cost-effective service to our customers. In addition, we sell storage services to third parties. Most of the company’s distribution and transmission property are located on property owned by others and used by the company through easements, permits or licenses. Substantially all of our property is subject to the lien of a mortgage.
We are directly connected to interstate pipelines, providing access to most of the major natural gas producing regions in the Gulf Coast, Mid-Continent and Canadian regions.
The company’s primary long-term transportation contracts are as follows:

	Availability (MMcf/d)	Contract expiration
Panhandle Eastern Pipeline Company	75	2009
Trunkline Gas Company	10	2009
Viking Gas Transmission Company	50	2010
TransCanada PipeLines Limited	50	2010
Great Lakes Gas Transmission L.P.	30	2011
ANR Pipeline Company	245	2011
Vector Pipeline L.P.	50	2012
We own 840 miles of transportation and gathering pipelines in the northern lower peninsula of Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 13 of the Notes to Consolidated Financial Statements.
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
See Note 6 of the Notes to the Consolidated Financial Statements.
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
Strategy and Competition
Our strategy is to be a preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, and customer conservation due to high natural gas prices, we expect future sales volumes to remain at current levels or slightly decline. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We continue to focus on lowering our operating costs by improving operating efficiencies.
Competition in the gas business primarily involves other natural gas providers, as well as providers of alternative fuels and energy sources. The primary focus of competition for end user transportation is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil and steam. If these customers were to choose an alternative fuel source, they would not have a need for our end-user transportation service. In addition, some of these customers could bypass our pipeline system and have their gas delivered directly from an interstate pipeline. We compete against alternative fuel sources by providing competitive pricing and reliable service, supported by our storage capacity.
Our extensive transmission pipeline system has enabled us to market 500 to 600 Bcf annually for intermediate transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Mid-western interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canada.
NON-UTILITY OPERATIONS
Coal and Gas Midstream
Description
Coal and Gas Midstream primarily consists of the operations of Coal Transportation and Marketing, and the Pipelines, Processing and Storage businesses.
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

(in Millions)	2006	2005	2004
Tons of Coal Shipped (1)	34	42	40

(1)	Includes intercompany transactions of 14 tons, 20 tons, and 18 tons in 2006, 2005, and 2004, respectively.
Pipelines, Processing and Storage
The Pipelines, Processing and Storage business owns and manages a network of natural gas transmission pipelines, storage facilities and gas processing facilities. We have a partnership interest in Vector Pipeline (Vector), an interstate transmission pipeline, which connects Michigan to Chicago and Ontario. We specialize in providing natural gas storage and transportation services in the Midwest and Northeast. We have interests in six processing plants that extract carbon dioxide from Antrim gas production in northern Michigan, making it suitable for transportation to nearby customers. Additionally, we have storage capacity capable of storing up to 75.7 Bcf in natural gas storage fields located in Michigan. The Washington 10 storage facility is a 66 Bcf high deliverability storage field having bi-directional interconnections with Vector Pipeline and MichCon providing customers access to the Chicago, Michigan and Ontario hubs.
Properties
The Pipelines, Processing and Storage business holds the following property:

Property Classification	% Owned	Description	Location
Pipelines
Vector Pipeline	40%	348-mile pipeline with 1,000 MMcf per day capacity	Midwest
Processing Plants	90%	197 MMcf per day capacity	Northern Michigan
Storage
Washington 28	50%	9.7 Bcf of storage capacity	Washington Twp, MI
Washington 10	100%	66 Bcf of storage capacity	Washington Twp, MI
The assets of these businesses are complementary with other DTE Energy assets. Pursuant to an operating agreement, MichCon provides physical operations, maintenance and technical support for the Washington 28 and Washington 10 storage facilities.
Strategy and Competition
Our Coal Transportation and Marketing business is one of the leading North American coal marketers. We have a reputation as being an efficient manager of transportation assets. Trends such as railroad and mining consolidation and the lack of certainty in developing new mines by many mining firms could have an impact on how we compete in the future. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers. We will seek to build our capacity to transport greater amounts of western coal and to expand into coal terminals. We are currently involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coal east for Detroit Edison and the Coal Transportation and Marketing business. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. The arbitration hearing is scheduled for mid-2007. While we believe we will prevail on the merits in this matter, a negative decision with respect to the significant issues being heard in the arbitration could have an adverse effect on our ability to grow the Coal Transportation and Marketing business as currently contemplated.

The Pipelines, Processing and Storage business focuses on asset development opportunities in the Midwest-to-Northeast region to supply natural gas to meet growing demand. We expect much of the growth in the demand for natural gas in the U.S. to occur within the Mid-Atlantic and New England regions. These regions currently lack the pipeline and gas storage infrastructure necessary to deliver gas volumes to meet growing demand. Vector is an interstate pipeline that is filling a large portion of that need, and is complemented by our Michigan storage facilities. Vector received FERC approval in October 2006 for a 200 MMcf per day expansion of long-haul capacity scheduled to be in service by November 2007. In April 2006, the Washington 10 storage facility expanded working capacity from 51.4 to 66 Bcf. In October 2006, we purchased the lessor interest in the 66 Bcf Washington 10 gas storage field. Prior to the purchase, we leased the storage rights. Another opportunity is Millennium Pipeline in New York, in which we have a 26.25% interest. In December 2006, Millennium Pipeline received FERC approval for construction and operation and is expected to be in service in late 2008. The Millennium Pipeline will be able to transport up to 525 MMcf per day. The gas supply for Millennium could be sourced from Michigan storage facilities or from Vector Pipeline for consumption in the Northeast U.S.
Unconventional Gas Production
Description
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production primarily within the Antrim shale in the northern lower peninsula of Michigan and the Barnett shale in north Texas. We are an experienced operator in the Antrim shale where we manage one of the industry’s largest inventories of proved gas shale reserves. We continue to develop properties in both areas as we explore monetization alternatives.
During 2006, we invested $186 million acquiring, testing, developing and producing our Antrim and Barnett shale acreage. In 2006, we added proved reserves of 219 Bcfe in both the Antrim and Barnett shales, resulting in year end total proved reserves of 616 Bcfe. The Barnett and Antrim shale wells yielded 4.1 Bcfe and 21.5 Bcfe of production, respectively, in 2006 for a total of 25.6 Bcfe. Barnett shale leasehold acres increased to 89,808 gross acres (80,530 net of interest of others) after reduction by opportunistic sales of 11,193 acres. We drilled a total of 206 development wells (165.2 net of interest of others) including 64 wells (54.8 net of interest of others) in the Barnett shale acreage with a success rate of 100% in 2006. Included were 4 test wells (3.2 net of interest of others) in unproved areas of the southern portion of our Barnett shale acreage holdings. Production commenced in the Bosque and Hill Counties of Texas in 2006. Testing of Barnett’s southern acreage is ongoing and will continue in 2007.
Properties
Unconventional Gas Production owns interests in the following producing wells and acreage as of December 31:

	2006		2005		2004
	Gross	Net(1)	Gross	Net(1)	Gross	Net (1)
Producing Wells and Acreage
Producing Wells (2)
Antrim shale	2,148	1,700	2,010	1,630	1,878	1,523
Barnett shale	123	110	65	55	5	1

	2,271	1,810	2,075	1,685	1,883	1,524

Developed Lease Acreage (3)
Antrim shale	283,007	228,232	278,789	217,643	266,064	213,959
Barnett shale	17,965	16,045	15,524	14,367	1,262	316

	300,972	244,277	294,313	232,010	267,326	214,275

Undeveloped Lease Acreage (4)
Antrim shale	80,380	66,184	86,028	73,056	92,328	79,025
Barnett shale	71,842	64,485	72,280	61,627	54,530	48,541

	152,222	130,669	158,308	134,683	146,858	127,566

(1)	Excludes the interest of others.

(2)	Producing wells is the number of wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

(3)	Developed lease acreage is the number of acres that are allocated or assignable to productive wells or wells capable of production.

(4)	Undeveloped lease acreage is the number of acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.
Strategy and Competition
We manage and operate our Antrim and Barnett shale gas properties to maximize returns on investment and increase earnings with the overriding goal of optimizing the cost of producing reserves and adding additional proved reserves. A long-term fixed price obligation that fixed the price of gas sold at $3.33 for 1.8 Bcf of Antrim shale production expired in 2006. This creates pricing opportunities and we have and will continue to remarket Antrim shale gas production at current higher market rates.
Additional long-term fixed price obligation data for the next five years follows:

	2007	2008	2009	2010	2011
Long-term fixed price obligations

Antrim
Volume- Bcf	17.6	16.2	15.0	15.0	11.9
Price- $/Mcf	$3.19	$3.74	$3.48	$3.59	$3.70

Barnett
Volume- Bcf	1.8	1.3	1.1	0.5	—
Price- $/Mcf	$8.45	$8.15	$7.73	$7.29	$—
Current natural gas prices and successes within the Barnett shale are resulting in more capital being invested into the region. This competition for opportunities, goods and services increases costs. However, our experience in the Antrim shale and our experienced Barnett shale personnel provide an advantage in addressing potential cost increases.
In 2007, we expect to drill 130 to 145 wells in the Antrim shale and 50 to 55 wells in the Barnett shale. Combined investment for both areas is expected to be approximately $150 million to $170 million during 2007. Successful testing on unproved acreage may yield additional significant investment opportunities.
We are exploring the sale of a portion of our Unconventional Gas Production assets which will allow us to monetize value from our more mature holdings, while retaining the ability to benefit from the upside of our earlier stage holdings.

Power and Industrial Projects
Description
Power and Industrial Projects is comprised primarily of projects that deliver utility-type services to industrial, commercial and institutional customers, and biomass energy projects. We provided utility-type services using project assets usually located on the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. These services include pulverized coal and petroleum coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate three gas-fired peaking electric generating plants and a biomass-fired electric generating plant and operate one additional gas-fired power plant under contract. Additionally, we own a gas-fired peaking electric generating plant that was taken out of service in September 2006. We develop, own and operate landfill gas recovery systems throughout the United States. We produce metallurgical coke from two coke batteries. The production of coke from our coke batteries generates production tax credits (assuming no phase-out).
Properties
The following are significant Power and Industrial Projects:

Facility	Location	% Owned	Service Type
Steel
PCI Enterprises, Inc.	River Rouge, MI	100%	Pulverized Coal
DTE Sparrows Point	Sparrows Point, MD	100%	Pulverized Coal
EES Coke Battery, LLC	River Rouge, MI	100%	Metallurgical Coke Supply
Indiana Harbor Coke Co., LP	East Chicago, IN	5%	Metallurgical Coke Supply

Automotive
DTE Energy Center	Various sites in MI, IN, OH	50%	Electric Distribution, Chiller Water, Waste Water, Compressed Air, Mist and Dust Collectors
DTE Northwind	Detroit, MI	100%	Steam and Chilled Water
DTE Moraine	Moraine, OH	100%	Compressed Air
DTE Tonawanda	Tonawanda, NY	100%	Chilled and Waste Water
			Steam, Cooling Tower Water,
Defiance Energy	Defiance, OH	100%	Chilled Water, Compressed Air
Heritage	Dearborn, MI	100%	Electric Distribution
Lordstown Energy	Lordstown, OH	100%	Steam, Chilled Water, Compressed Air and Reverse Osmosis Water

Pulp and Paper
Mobile Energy Services	Mobile, AL	50%	Electric Generation and Steam
Tembec	St. Francisville, LA	100%	Electric Generation and Steam

Airport
Metro Energy	Romulus, MI	100%	Electricity, Hot and Chilled Water
Pittsburgh	Pittsburg, PA	100%	Hot and Chilled Water

Other Industries
DTE PetCoke	Vicksburg, MS	100%	Pulverized Petroleum Coke
Pursuant to an operating agreement with PCI Enterprises, Inc., Detroit Edison provides operations and maintenance services for the pulverized coal facility located at Detroit Edison’s River Rouge power plant.
Production tax credits, related to one coke battery that expired in 2002, were reinstated for the years 2006 through 2009. The coke battery facilities produce coke that is used in blast furnaces within the steel industry.

(Dollars in Millions)	2006	2005	2004
Production Tax Credits Generated
Coke Batteries:
Allocated to DTE Energy	$6	$2	$2

Non-Utility Power Generation
Description
We operate peaking, gas-fired and biomass-fired electric generating plants.
Properties
The following are significant properties operated by Non-Utility Power Generation:

			Capacity
Facility	Location	% Owned	(in MW)
DTE Georgetown	Indianapolis, IN	100%	80
DTE River Rouge (1)	River Rouge, MI	100%	240
Crete Energy Ventures	Crete, IL	50%	320
DTE East China	East China Twp, MI	100%	320
Woodland Biomass	Woodland, CA	99%	25

			985

(1)	No longer in service effective September 2006.
Production tax credits are available at one Non-Utility Power Generation facility. The facility produces electricity using renewable resources.

(Dollars in Millions)	2006	2005	2004
Production Tax Credits Generated
Allocated to DTE Energy	$1	$—	$—

Landfill Gas Recovery
We develop, own and operate landfill gas recovery systems in the U.S. Landfill gas, a byproduct of solid waste decomposition, is composed of approximately equal portions of methane and carbon dioxide. We develop landfill gas recovery systems that capture the gas and provide local utilities, industry and consumers with an opportunity to use a competitive, renewable source of energy, in addition to providing environmental benefits by reducing greenhouse gas emissions. We also co-own, with the Coal Transportation and Marketing segment, a coal mine methane gathering system and gas processing facility in southern Illinois. This processed methane is sold into the natural gas transmission system. Many of our facilities generate production tax credits that will expire at the end of 2007.
Landfill gas recovery has operations in 12 states.

(Dollars in Millions)	2006	2005	2004
Landfill Sites	26	32	29
Gas Produced (in Bcf)	22.9	20.2	23.2
Tax Credits Generated (1)	$5	$8	$8

(1)	DTE Energy’s portion of tax credits generated.

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
We intend to focus on the following areas for growth:
•	Providing operating services to owners of industrial and power plants;

•	Acquiring and developing solid fuel-fired power plants and landfill gas recovery facilities; and

•	Expanding energy projects.
We are exploring the combination of a sale of an equity interest in, and recapitalization of, some of the assets of the Power and Industrial Projects business, including the sale or restructuring of the power generation assets. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007.
Energy Trading
Description
Energy Trading focuses on physical power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s power plants and the optimization of contracted natural gas pipelines and storage capacity positions. Our customer base is predominantly utilities, local distribution companies, large industrials, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in earnings recognition of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading provides commodity risk management services to the other businesses within DTE Energy.
Strategy and Competition
Our strategy for our trading business is to deliver value-added services to our customers. We seek to manage this business in a manner consistent with and complementary to the growth of our other business segments. We focus on physical marketing and the optimization of our portfolio of energy assets. We compete with electric and gas marketers, traders, utilities and other energy providers. We have risk management and credit processes to monitor and mitigate risk. We are exploring strategic options for the energy trading business.
Synthetic Fuel
Description
Synfuel plants chemically change coal and waste coal into a synthetic fuel as determined under the Internal Revenue Code. The synthetic fuel process involves chemically modifying and binding particles of coal to produce a fuel that is used for power generation and coke production. Production tax credits are provided for the production and sale of solid synthetic fuel produced from coal and are available through December 31, 2007. The synthetic fuel plants generate operating losses which we expect to be offset by production tax credits. The value of a production tax credit is adjusted annually by an inflation factor and published annually by the Internal Revenue Service (IRS) and is reduced, or eliminated, if the Reference Price of a barrel of oil exceeds certain thresholds.
We are the operator of nine synthetic fuel production facilities throughout the United States. On May 12, 2006, we idled production at all nine of the synthetic fuel facilities. The decision to idle synfuel production was driven by the level and volatility of oil prices at that time. During the idle period, we took various steps to reduce our oil price exposure, including, renegotiation of a significant number of commercial agreements. Beginning September 5, 2006 through October 4, 2006, we resumed production at each of the nine synfuel facilities due to these amended commercial agreements and declines in the level of oil prices.
Since 2002, we have sold interests in all nine of our synfuel plants, ranging from a 49%-99% share in each, or approximately 91% of our total production capacity. We consolidate these projects due to our controlling influence and continuing involvement.

(Dollars in Millions)	2006	2005	2004
Production Tax Credits Generated
Synfuel Plants
Allocated to DTE Energy	$23	$45	$29
Allocated to partners	260	562	411

	$283	$607	$440

Properties
The following are our synthetic fuels projects:

Facility	Location	% Owned	Industry Served
DTE Red Mountain, LLC	Tarrant, AL	51%	Foundry Coke/Steel
DTE Belews Creek, LLC	Belews Creek, NC	1%	Utility
DTE Utah Synfuels, LLC	Price, UT	1%	Industrial/Utility
DTE Indy Coke, LLC	Moundsville, WV	1%	Utility
DTE Clover, LLC	Bledsoe, KY	5%	Utility
DTE Smith Branch, LLC	Pineville, WV	1%	Steel/Export
DTE River Hill, LLC	Clover, VA	51%	Utility
DTE Buckeye, LLC (2 plants)	Cheshire, OH	1%	Utility
Strategy and Competition
Due to our hedging strategy implemented in 2006, we expect to continue to operate the synfuel plants through December 31, 2007, when synfuel-related production tax credits expire.
CORPORATE & OTHER
Description
Corporate & Other includes various corporate staff functions. Because these functions support the entire Company, their costs are allocated to the various segments based on services utilized. Therefore, the effect of the allocation on each segment can vary from year to year. Additionally, Corporate & Other holds certain non-utility debt, assets held for sale and investments in energy-related companies and funds.

Strategy and Competition
Our energy-related investment strategy is to create a profitable portfolio by investing in companies or funds that facilitate the creation of new businesses, expand growth opportunities for existing businesses or enable performance improvements in our existing businesses.
ENVIRONMENTAL MATTERS
We are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. We expect to continue recovering environmental costs related to utility operations through rates charged to our customers. The following table summarizes our estimated significant future environmental expenditures:

(in Millions)	Electric	Gas	Non- Utility	Total
Air	$2,185	$—	$—	$2,185
Water	53	—	14	67
MGP Sites	4	41	—	45
Other Clean Up Sites	12	1	—	13

Estimated total future expenditures	$2,254	$42	$14	$2,310

Estimated 2007 expenditures	$234	$5	$14	$253

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
Water – In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of studies to be conducted over the next one to two years, Detroit Edison may be required to perform some mitigation activities, including, the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a recent court decision remanded back to the EPA several provisions of the federal regulation resulting in a delay in complying with the regulation.
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
Detroit Edison conducted remedial investigations at contaminated sites, including two MGP sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. In addition, Detroit Edison will be making capital improvements to the ash landfill in 2007.

Non-utility – Our non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. We are in the process of installing new environmental equipment at our coke battery facility in Michigan. We expect the project to be completed within one year. Our non-utility affiliates are substantially in compliance with all environmental requirements.
Greater details on environmental issues are provided in the following Notes to Consolidated Financial Statements:

Note	Title
6	Regulatory Matters
7	Nuclear Operations
EMPLOYEES
The following table shows our employees as of December 31, 2006:

	Represented	Non-represented	Total
Detroit Edison	3,724	3,493	7,217
MichCon	1,386	707	2,093
Other	308	909	1,217

Total	5,418	5,109	10,527

There are several bargaining units for our represented employees. Approximately 3,245 of our represented employees are under contracts that expire in June 2007 and 970 employees are under contracts that expire in October 2007. The contracts of the remaining represented employees expire at various dates in 2008 and 2009.
EXECUTIVE OFFICERS OF DTE ENERGY

			Present
			Position
Name	Age (1)	Present Position	Held Since
Anthony F. Earley, Jr.	57	Chairman of the Board and Chief Executive Officer	8-1-98
Gerard M. Anderson	48	Chief Operating Officer and	10-31-05
		President	6-23-04
Stephen E. Ewing (2)	62	Vice Chairman, DTE Energy	10-31-05
		President and Chief Operating Officer, MichCon	4-28-05
Robert J. Buckler	57	President and Chief Operating Officer, Detroit Edison	10-31-05
		Group President, DTE Energy	5-31-05
David E. Meador	49	Executive Vice President and Chief Financial Officer	6-23-04
Lynne Ellyn	55	Senior Vice President and Chief Information Officer	12-31-01
Paul C. Hillegonds	57	Senior Vice President	5-16-05
Ron A. May	55	Senior Vice President	1-22-04
Bruce D. Peterson	50	Senior Vice President and General Counsel	6-25-02
Gerardo Norcia	44	Executive Vice President, MichCon	10-31-05
Larry E. Steward	54	Vice President	1-15-01
Peter B. Oleksiak	40	Vice President and Controller	12-5-05
Sandra K. Ennis	50	Corporate Secretary	8-4-05

(1)	As of December 31, 2006

(2)	Retired from the company effective December 31, 2006
Under our Bylaws, the officers of DTE Energy are elected annually by the Board of Directors at a meeting held for such purpose, each to serve until the next annual meeting of directors or until their respective successors are chosen and qualified. With the exception of Messrs. Hillegonds, Peterson and

Norcia, all of the above officers have been employed by DTE Energy in one or more management capacities during the past five years.
Paul C. Hillegonds was elected Senior Vice President effective May 16, 2005. Mr. Hillegonds was president of Detroit Renaissance for eight years prior to joining DTE Energy.
Bruce D. Peterson was elected Senior Vice President and General Counsel on June 25, 2002. Mr. Peterson was a partner with Hunton & Williams in Washington, D.C. prior to joining DTE Energy.
Gerardo Norcia was elected Executive Vice President, MichCon on October 31, 2005. Mr. Norcia was President, DTE Gas Storage, Pipelines and Processing since joining DTE Energy on November 4, 2002. He was a vice president of Union Gas prior to joining DTE Energy.
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
We and our directors and officers in their capacities as such are insured against liability for alleged wrongful acts (to the extent defined) under eight insurance policies providing aggregate coverage in the amount of $185 million.
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
Our ability to utilize production tax credits may be limited. To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels from alternative sources. We have generated production tax credits from the synfuel, coke battery, landfill gas recovery and gas production operations. We have received favorable private letter rulings on all of the synfuel facilities. All production tax credits taken after 2003 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows. The value of future credits generated may be affected by potential legislation. Moreover, the opportunity to earn additional production tax credits related to the generation of synfuels and recovery of landfill gas will expire at the end of 2007. The combination of IRS audits of production tax credits, supply and demand for investment in credit producing activities and potential legislation could have an impact on our earnings and cash flows. We have also provided certain guarantees and indemnities in conjunction with the sales of interests in the synfuel facilities.
This incentive provided by production tax credits is not deemed necessary if the price of oil increases and provides significant market incentives for the production of these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. We project the yearly average wellhead price per barrel of oil for the year to be approximately $6 lower than the NYMEX price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2006, we estimate the threshold price at which the tax credit would begin to be reduced is $55 per barrel and would be completely phased out if the Reference Price reached $69 per barrel. As of December 31, 2006, the average NYMEX daily closing price of a barrel of oil was approximately $66 for 2006, equating to an estimated Reference Price of $60, which we estimate to be within the phase-out range. To mitigate the effect of a potential phase out and minimize operating losses, on May 12, 2006 we idled production at all nine of the synfuel facilities. The decision to idle synfuel production was driven by the level and volatility of oil prices at that time. Beginning September 5, 2006 through October 4, 2006, we resumed production at each of the nine synfuel facilities due to declines in the level of oil prices.
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
Michigan’s electric Customer Choice program is negatively impacting our financial performance. The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. Recent MPSC rate orders have removed some of the pricing disparity. Recent higher wholesale electric prices have also resulted in some former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. Even with the electric Customer Choice-related rate relief received in Detroit Edison’s 2004 and 2005 orders, there continues to be considerable financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and bundled electric service price increases. The hybrid market in Michigan also causes uncertainity as it relates to investment in new generating capacity.
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

The supply and price of fuel and other commodities may impact our financial results. We are dependent on coal for much of our electrical generating capacity. Price fluctuations and fuel supply disruptions could have a negative impact on our ability to profitably generate electricity. Our access to natural gas supplies is critical to ensure reliability of service for our utility gas customers. We have hedging strategies in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. The price of natural gas also impacts the market for our non-utility businesses that compete with utilities and alternative electric suppliers.
A work interruption may adversely affect us. Unions represent approximately 5,400 of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. We are unable to predict the effects a work stoppage would have on our costs of operation and financial performance.
Unplanned power plant outages may be costly. Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. As a result of unforeseen maintenance, we may be required to make spot market purchases of electricity that exceed our costs of generation. Our financial performance may be negatively affected if we are unable to recover such increased costs.
Michigan tax reform may be costly. The State of Michigan is experiencing a revenue shortfall. We are a significant taxpayer in the State of Michigan. The legislature is expected to change the tax laws in 2007, and we could face increased taxes.
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
Our participation in energy trading markets subjects us to risk. Events in the energy trading industry have increased the level of scrutiny on the energy trading business and the energy industry as a whole. In certain situations we may also be required to post collateral to support trading operations. We have established risk policies to manage the business.
Failure to successfully implement new processes and information systems could interrupt our operations. Our businesses depend on numerous information systems for operations and financial information and billings. We are in the midst of a multi-year Company-wide initiative to improve existing processes and implement new core information systems. We launched the first phase of our Enterprise Business Systems project in 2005. Additional phases of implementation are planned for 2007. Failure to successfully implement new processes and new core information systems could interrupt our operations.
Benefits of the Performance Excellence Process to the Company could be less than the Company has projected. In 2005, we initiated a company-wide review of our operations called the Performance Excellence Process with the overarching goal to become more competitive by reducing costs, eliminating waste and optimizing business processes while improving customer service. Actual results achieved through this process could be less than the Company’s expectations.
The inability to consummate any strategic transactions for our non-utility operations could affect our expected cash flows. As part of a strategic review of our non-utility operations, we are considering various actions including the sale, restructuring or recapitalization of various non-utility businesses. If we are not able to consummate any strategic transactions on favorable terms or timing, our expected cash flows could be lower than anticipated.

Item 1B. Unresolved Staff Comments
None.
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
For additional discussion on legal matters, see the following Notes to Consolidated Financial Statements:

Note	Title

6	Regulatory Matters
7	Nuclear Operations
15	Commitments and Contingencies
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matters to a vote of security holders in the fourth quarter of 2006.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of our common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends
				Paid
Year	Quarter	High	Low	Per Share
2006	First	$44.23	$40.00	$0.515
	Second	$41.91	$38.77	$0.515
	Third	$43.63	$40.26	$0.515
	Fourth	$49.24	$41.37	$0.530

2005	First	$46.99	$42.40	$0.515
	Second	$48.31	$44.40	$0.515
	Third	$48.22	$44.11	$0.515
	Fourth	$46.65	$41.39	$0.515
At December 31, 2006, there were 177,138,060 shares of our common stock outstanding. These shares were held by a total of 89,984 shareholders of record.

Our Bylaws nullify Chapter 7B of the Michigan Business Corporation Act (Act). This Act regulates shareholder rights when an individual’s stock ownership reaches 20% of a Michigan corporation’s outstanding shares. A shareholder seeking control of the Company cannot require our Board of Directors to call a meeting to vote on issues related to corporate control within 10 days, as stipulated by the Act. See Note 10 of the Notes to Consolidated Financial Statements for information concerning the Shareholders’ Rights Agreement.
We paid cash dividends on our common stock of $365 million in 2006, $360 million in 2005, and $354 million in 2004. The amount of future dividends will depend on our earnings, cash flows, financial condition and other factors that are periodically reviewed by our Board of Directors. Although there can be no assurances, we anticipate paying dividends for the foreseeable future. In fourth quarter of 2006, we announced a quarterly dividend increase, effective January 15, 2007, from $0.515 per share to $0.53 per share.
All of our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. See Note 17 of the Notes to Consolidated Financial Statements for additional detail.
See the following table for information as of December 31, 2006.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding options	outstanding options	compensation plans
Plans approved by shareholders	5,667,197	$41.60	7,654,802

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the year ended December 31, 2006:

	Total		Total Number of		Maximum Dollar
	Number of	Average	Shares Purchased	Average	Value that May Yet
	Shares	Price Paid	as Part of Publicly	Price Paid	Be Purchased
	Purchased	Per Share	Announced Plans or	Per Share	Under the Plans or
Period	(1)	(1)	Programs (2)	(2)	Programs (2)
01/01/06 — 01/31/06	—	—	—		$700,000,000
02/01/06 — 02/28/06	—	—	—		700,000,000
03/01/06 — 03/31/06	199,555	42.70	—		700,000,000
04/01/06 — 04/30/06	37,525	40.65	—		700,000,000
05/01/06 — 05/31/06	—	—	—		700,000,000
06/01/06 — 06/30/06	6,725	41.13	—		700,000,000
07/01/06 — 07/31/06	1,000	40.83	—		700,000,000
08/01/06 — 08/31/06	—	—	—		700,000,000
09/01/06 — 09/30/06	1,500	40.71	—		700,000,000
10/01/06 — 10/31/06	—	—	—		700,000,000
11/01/06 — 11/30/06	—	—	—		700,000,000
12/01/06 — 12/31/06	36,250	49.10	1,000,000	48.47	651,506,040

Total	282,555	43.19	1,000,000

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

(2)	In January 2005, the DTE Energy Board authorized the repurchase of up to $700 million in common stock through 2008. The authorization provides Company management with flexibility to pursue share repurchases from time to time, and will depend on future asset monetizations, cash flows and other investment opportunities.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the accompanying Management’s Discussion and Analysis and Notes to the Consolidated Financial Statements.

(in Millions, except per share amounts)	2006	2005	2004	2003	2002
Operating Revenues	$9,022	$9,021	$7,069	$6,999	$6,680

Net Income (Loss)
Total from continuing operations	$437	$577	$464	$475	$598
Discontinued operations	(5)	(37)	(33)	73	34
Cumulative effect of accounting changes	1	(3)	—	(27)	—

Net Income	$433	$537	$431	$521	$632

Diluted Earnings Per Share
Total from continuing operations	$2.45	$3.28	$2.68	$2.83	$3.62
Discontinued operations	(.03)	(.21)	(.19)	.42	.21
Cumulative effect of accounting changes	.01	(.02)	—	(.16)	—

Diluted Earnings Per Share	$2.43	$3.05	$2.49	$3.09	$3.83

Financial Information
Dividends declared per share of common stock	$2.075	$2.06	$2.06	$2.06	$2.06
Total assets	$23,785	$23,335	$21,297	$20,753	$19,985
Long-term debt, including capital leases	$7,474	$7,080	$7,606	$7,669	$7,803
Shareholders’ equity	$5,849	$5,769	$5,548	$5,287	$4,565
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
DTE Energy is a diversified energy company with 2006 revenues in excess of $9 billion and approximately $24 billion in assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate five energy-related non-utility segments with operations throughout the United States.
The following table summarizes our financial results:

(in Millions, except Earnings per Share)	2006	2005	2004
Income from Continuing Operations	$437	$577	$464
Earnings per Diluted share	$2.45	$3.28	$2.68
Net Income	$433	$537	$431
Earnings per Diluted Share	$2.43	$3.05	$2.49
The decrease in 2006 net income is primarily due to the temporary idling of synfuel plants along with the associated impairments and reserves, and impairments within our Power and Industrial Projects segment. This decrease was partially offset by higher earnings at our electric utility, Detroit Edison, and Energy Trading segment mark-to-market losses in 2005 which did not recur in 2006.

The items discussed below influenced our current financial performance and may affect future results:
•	Effects of weather and collectibility of accounts receivable on utility operations;
•	Impact of regulatory decisions on our utility operations;
•	Investments in our Unconventional Gas Production business;
•	Results in our Energy Trading business;
•	Synfuel-related earnings and the impact of temporarily idling synfuel facilities in 2006; and
•	Cost reduction efforts and required capital investment.
UTILITY OPERATIONS
Weather - Earnings from our utility operations are seasonal and very sensitive to weather. Electric utility earnings are primarily dependent on hot summer weather, while the gas utility’s results are primarily dependent on cold winter weather. During 2006, we experienced milder than normal weather conditions.
Additionally, we occasionally experience various types of storms that damage our electric distribution infrastructure resulting in power outages. Restoration and other costs associated with storm-related power outages lowered pretax earnings by $46 million in 2006, $82 million in 2005 and $48 million in 2004.
Receivables - Both utilities continue to experience high levels of past due receivables, especially within our Gas Utility operations. The increase is attributable to economic conditions, higher natural gas prices and a lack of adequate levels of assistance for low-income customers.
We have taken aggressive actions to reduce the level of past due receivables including, increased customer disconnections, contracting with collection agencies and working with the State of Michigan and others to increase the share of low-income funding allocated to our customers. In 2006, we sold previously written-off accounts of $43 million resulting in a gain and net proceeds of $1.9 million. The gain was recorded as a recovery through bad debt expense, which is included within Operation and maintenance expense.
As a result of these factors, our allowance for doubtful accounts expense for the two utilities increased to $123 million in 2006 from $98 million in 2005 and from $105 million in 2004.
The April 2005 MPSC gas rate order provided for an uncollectible true-up mechanism for MichCon. We filed the 2005 annual reconciliation, comparing our actual uncollectible expense to our designated revenue recovery of approximately $37 million on an annual basis. The MPSC approved the 2005 annual reconciliation on December 21, 2006 allowing MichCon to surcharge the $11 million excess beginning in January 2007.
We expect to file the 2006 annual reconciliation with the MPSC no later than March 31, 2007 comparing our actual 2006 uncollectible expense to our designated revenue recovery of approximately $37 million. Ninety percent of the difference for the year will be requested to be surcharged as part of the annual reconciliation proceeding before the MPSC. We have accrued $33 million under the 2006 uncollectible true-up mechanism.
Regulatory activity - In accordance with the MPSC’s directive in Detroit Edison’s November 2004 rate order, in March 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. In September 2006, the MPSC issued an order recognizing $19 million of 2004 net stranded costs that required Detroit Edison to write off $112 million of 2004 net stranded costs. The MPSC order resulted in a $39 million reduction in the 2004 PSCR over-collection by allowing Detroit Edison to retain the benefit of third party wholesale sales required to support the electric Customer Choice program and to offset the recognition of the $19 million of 2004 stranded costs. The MPSC order also resulted in reductions in accrued interest on the 2004 and 2005 PSCR amounts of $15 million. The MPSC directed Detroit Edison to include the remaining 2004 PSCR over-collection amount and related interest in the 2005 PSCR Reconciliation which is in an under-collected position. The order resulted in a reduction of pre-tax income of approximately $58 million.
The following graph depicts the total electric Customer Choice volumes for customers who have purchased power from an alternative electric supplier:
Electric Customer Choice Volumes in MWh
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC issued an order approving the settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until the later of March 31, 2008 or 12 months from the filing date of Detroit Edison’s next main rate case, rates will be reduced by an additional $26 million, for a total reduction of $79 million. Detroit Edison experienced a rate reduction of approximately $13 million in 2006 as a result of this order. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process. The settlement agreement provides for some level of realignment of the existing rate structure by allocating a larger percentage share of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
Coal Supply — Our generating fleet produces approximately 70% of its electricity from coal. Increasing coal demand from domestic and international markets has resulted in significant price increases. In addition, difficulty in recruiting workers, obtaining environmental permits and finding economically recoverable amounts of new coal has resulted in decreasing coal output from the central Appalachian region. Furthermore, as a result of environmental regulation and declining eastern coal stocks, demand for cleaner burning western coal has increased. This increased demand for western coal has also resulted in a corresponding demand for western rail shipping, straining railroad capacity, resulting in longer lead times for western coal shipments.
Nuclear Fuel - We operate one nuclear facility that undergoes a periodic refueling outage approximately every eighteen months. Uranium prices have been rising due to supply concerns. In the future, there may be additional nuclear facilities constructed in the industry that may place additional pressure on uranium supplies and prices. We have a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. We are obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, we are responsible for the spent nuclear fuel storage. We are currently expanding the Fermi 2 spent fuel pool capacity to meet our storage requirements through 2009. We are a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982.
NON-UTILITY OPERATIONS
We have made significant investments in non-utility asset-intensive businesses. We employ disciplined investment criteria when assessing opportunities that leverage our assets, skill and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. A number of factors have impacted our non-utility businesses including the effect of oil prices on the synthetic fuel business, losses from certain power generation assets, losses from our waste coal recovery and landfill gas recovery businesses, and earnings volatility in our energy trading business. As part of a strategic review of our non-utility operations, we are considering various actions including the sale, restructuring or recapitalization of various non-utility businesses which we expect may generate over $800 million in cash proceeds in 2007. We plan to continue to invest in focused areas that have the strongest opportunities.
The primary source of recent investment capital has been cash flow from the synfuel business. We have hedged a portion the risk of an oil price-related phase-out of production tax credits in the synfuel business. We now anticipate approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. Tax credit carryforward utilization in part could be extended past 2009, if taxable income is reduced from current forecasts.
Coal and Gas Midstream
We are continuing to build our capacity to transport greater amounts of western coal and to expand into coal terminals to allow for increased coal storage and blending. We are currently involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coal east for Detroit Edison and the Coal Transportation and Marketing business. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. The arbitration hearing is scheduled for mid-2007. While we believe we will prevail on the merits in this matter, a negative decision with respect to the significant issues being heard in the arbitration could have an adverse effect on our ability to grow the Coal Transportation and Marketing business as currently contemplated.
Pipelines, Processing and Storage is continuing its steady growth plan of expansion of storage capacity in Michigan and expanding and building new pipeline capacity to serve markets in the Midwest and northeast United States.
Unconventional Gas Production
Current natural gas prices provide attractive opportunities for our Unconventional Gas Production business segment. We are an experienced operator with more than 15 years of experience in the Antrim shale in northern Michigan, and we continue to expand our operations in the Barnett shale basin in north Texas, where recent leasehold acquisitions have increased our total leasehold acreage to 89,808 acres (80,530 net of interest of others) after reduction by opportunistic sales of 11,193 acres.
We are exploring the sale of a portion of our Unconventional Gas Production assets which will allow us to monetize value from our more mature holdings, while retaining the ability to benefit from the upside of our earlier stage holdings.

Antrim shale — We intend to develop existing acreage using the latest vertical and horizontal drilling and fracture stimulation techniques. Our long-term fixed-price obligations for production of Antrim continue to expire in 2007. This will create opportunities to remarket Antrim production at significantly higher current market rates.

Michigan – Antrim Shale
	2006	2005	2004
Net Producing Wells	1,700	1,630	1,523

Production Volume (Bcfe)	22	22	23

Proved Reserves (Bcfe)	442	338	335

Net Developed Acreage	228,232	217,643	213,959
Net Undeveloped Acreage	66,184	73,056	79,025

Capital Expenditures (in Millions)	$49	$37	$22
Future Undiscounted Net Cash Flows (in Millions)(1)	$1,636	$1,307	$760

Average gas price with hedges (per Mcf)	$3.41	$3.10	$3.10
Average gas price without hedges (per Mcf)(2)	$6.61	$7.73	$5.57

(1)	Represents the standardized measure of discounted future net cash flows as calculated by an independent engineering firm utilizing extensive estimates. The estimated future net cash flow computations should not be considered to represent our estimate of the expected revenues or the current value of existing proved reserves and do not include the impact of hedge contracts.

(2)	The gas produced in the Antrim shale is subject to hedges that began to expire in 2006. For 2007, we anticipate remarketing an additional 1.8 Bcf.
Barnett shale - We anticipate significant opportunities in our existing Barnett shale acreage and expect continued extension of producing areas within the Fort Worth Basin. We are currently in the test and development phase for unproved and recently acquired Barnett shale acreage.

Texas – Barnett Shale
	2006	2005	2004
Net Producing Wells	110	55	1

Production Volume (Bcfe)	4	1	—

Proved Reserves (Bcfe)	174	59	8

Net Developed Acreage	16,045	14,637	316
Net Undeveloped Acreage	64,485	61,627	48,541

Capital Expenditures (in Millions)	$137	$107	$16
Future Undiscounted Net Cash Flows (in Millions) (1)	$472	$127	$7

Average gas price (per Mcf)	$5.66	$9.01	$5.70

(1)	Represents the standardized measure of discounted future net cash flows as calculated by an independent engineering firm utilizing extensive estimates. The estimated future net cash flow computations should not be considered to represent our estimate of the expected revenues or the current value of existing proved reserves and do not include the impact of hedge contracts.
Current natural gas prices and successes within the Barnett shale are resulting in more capital being invested into the region. The competition for opportunities and goods and services may result in increased operating costs. However, our experience in the Antrim shale and our experienced Barnett shale personnel provide an advantage in addressing potential cost increases. We invested $186 million in

2006 and expect to invest a combined amount of approximately $150 million to $170 million in our unconventional gas business in 2007.
As a component of our risk management strategy for our Barnett shale reserves, we hedged a portion of our proved developed producing reserves to secure an attractive investment return. As of December 31, 2006, we entered into a series of cash flow hedges for 4.7 Bcf of anticipated gas production through 2010 at an average price of $8.08 per Mcf.
Power and Industrial Projects
Power and Industrial Projects is comprised primarily of projects that deliver utility-type services to industrial, commercial and institutional customers, and biomass energy projects. We provide utility-type services using project assets usually located on the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. These services include pulverized coal and petroleum coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate three gas-fired peaking electric generating plants and a biomass-fired electric generating plant and operate one additional gas-fired power plant under contract. Additionally, we own a gas-fired peaking electric generating plant that was taken out of service in September 2006. We develop, own and operate landfill gas recovery systems throughout the United States. We produce coke from two coke batteries. The production of coke from our coke batteries generates production tax credits (assuming no phase-out).
We are exploring the combination of a sale of an equity interest in, and recapitalization of, some of the assets of the Power and Industrial Projects business, including the sale or restructuring of the power generation assets. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007.
Energy Trading
Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipelines and storage capacity positions. Most financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We may incur mark-to-market accounting gains or losses in one period that will reverse in subsequent periods when transactions are settled.
During 2005, our earnings were negatively impacted by the economically favorable decision to delay previously planned withdrawals from gas storage due to a decrease in the current price for natural gas and an increase in the forward price for natural gas. In addition, we entered into forward power contracts to economically hedge certain physical and capacity power contracts. The financial impacts of these timing differences have begun to reverse and have favorably impacted results during 2006. We are exploring strategic options for the energy trading business.
Synthetic Fuel
Synthetic Fuel Operations
Synfuel plants chemically change coal and waste coal into a synthetic fuel as determined under the Internal Revenue Code. Production tax credits are provided for the production and sale of solid synthetic fuel produced from coal and are available through December 31, 2007. The synthetic fuel plants generate operating losses which we expect to be offset by production tax credits. The value of a production tax credit is adjusted annually by an inflation factor and published annually by the Internal Revenue Service (IRS). The value is reduced if the Reference Price of a barrel of oil exceeds certain thresholds.

We are the operator of nine synthetic fuel production facilities throughout the United States. On May 12, 2006, we idled production at all nine of the synthetic fuel facilities. The decision to idle synfuel production was driven by the level and volatility of oil prices at that time. During the idle period, we took various steps to reduce our oil price exposure, including renegotiation of a significant number of commercial agreements. Beginning September 5, 2006 through October 4, 2006, we resumed production at each of the nine synfuel facilities due to these amended commercial agreements and declines in the level of oil prices.
Recognition of Synfuel Gains
To optimize income and cash flow from the synfuel operations, we sold interests in all nine of the facilities, representing 91% of the total production capacity as of December 31, 2006. Proceeds from the sales are contingent upon production levels and the value of credits generated. Gains from the sale of an interest in a synfuel project are recognized when there is persuasive evidence that the sales proceeds have become fixed or determinable, the probability of refund is considered remote and collectibility is assured. In substance, we receive synfuel gains and reduced operating losses in exchange for tax credits associated with the projects sold.
The gain from the sale of synfuel facilities is generally comprised of fixed and variable components. The fixed component represents note payments, is not subject to refund, and is recognized as a gain when earned and collectibility is assured. The variable component is based on an estimate of tax credits allocated to our partners and is subject to refund based on the annual oil price phase-out. The variable component is recognized as a gain only when the probability of refund is considered remote and collectibility is assured. Additionally, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range. Due to changes in the agreements with certain of our synfuel partners and the exercise of existing rights by other synfuels partners, a higher percentage of the payments in 2006 were variable payments. As a result, a larger portion of the 2006 synfuel payments are subject to refund as a result of the phase-out; and therefore reduced the gain associated with the payments.
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

		Beginning Phase-Out	Ending Phase-Out
	Reference Price	Price	Price
2005 (actual)	$50.26	$53.20	$66.79
2006 (estimated)	$60	$55	$69
2007 (estimated)	Not Available	$56	$70
The NYMEX daily closing price of a barrel of oil for 2006 averaged approximately $66, which is approximately equal to a Reference Price of $60 per barrel, which we estimate to be within the phase-out range. The actual tax credit phase-out for 2006 will not be certain until the Reference Price is published by the IRS in April 2007. There is a risk of at least a partial phase-out of the production tax credits in 2007, which could adversely impact our results of operations, cash flow, and financial condition.

Hedging of Synfuel Cash Flows
As discussed in Note 2 of the Notes to Consolidated Financial Statements, we have entered into derivative and other contracts to economically hedge a portion of our synfuel cash flow exposure to the risk of oil prices increasing. The derivative contracts are marked-to-market with changes in fair value recorded as an adjustment to synfuel gains. To manage our exposure in 2007 to the risk of an increase in oil prices that could substantially reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years’ 2007 average NYMEX trading prices for light, sweet crude oil in relation to the strike prices of each option. If the average NYMEX prices of oil in 2007 are less than approximately $60 per barrel, the derivatives will yield no payment. If the average NYMEX prices of oil exceed approximately $60 per barrel, the derivatives will yield a payment equal to the excess of the average NYMEX price over these initial strike prices, multiplied by the number of barrels covered, up to a maximum price of approximately $76 per barrel. These contracts are based on various terms to take advantage of increases in oil prices. We recorded pretax mark-to-market gains of $60 million during 2006 and $47 million in 2005, and a $12 million loss in 2004. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and are included in the Asset gains and losses, reserves and impairments, net line item in the Consolidated Statement of Operations. We paid approximately $50 million for 2006 hedges, for which we received payments of approximately $156 million upon settlement of these hedges in January 2007. Through December 31, 2006, we paid approximately $103 million for 2007 hedges which will provide protection for a significant portion of our cash flows related to the synfuel production during 2007. As part of our synfuel- related risk management strategy, we continue to evaluate alternatives available to mitigate unhedged exposure to oil price volatility. As our risk management position changes due to market volatility, we may adjust our hedging strategy in response to changing conditions.
Risks and Exposures
Since there was the likelihood that the Reference Price for a barrel of oil would remain above the threshold at which synfuel-related production tax credits began to phase-out, we deferred gain recognition associated with variable and certain fixed note payments in 2006 until the end of the year when the probability of refund was remote and collectibility was assured. We deferred all variable gains for the first three quarters of 2006 and 2005. We recognized $43 million of fixed gains and $14 million of variable gains in 2006, compared to fixed gains of $132 million and variable gains of $187 million in 2005. All or a portion of the deferred gains will be recognized when and if the gain recognition criteria is met. Additionally, we may establish reserves for potential refunds of amounts related to partners’ capital contributions associated with operating losses allocated to their account. As previously discussed, in the event of a tax credit phase-out, we are contractually obligated to refund to our partners all or a portion of the operating losses funded by our partners.
In 2006, we recorded reserves and impairments of $157 million, consisting of a $79 million reserve for capital contributions related to operating losses and an impairment of $78 million for synfuel-related fixed assets and inventory. The fixed asset impairment was partially offset by $70 million included in the Minority Interest line on our Consolidated Statement of Operations, representing our partners’ share of the asset write down.
Cash from synfuel activity is at risk of a phase-out of the production tax credits. We expect approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations, asset sales, and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The expected cash flow of approximately $900 million is economically hedged against the movement in oil prices. In addition, a goodwill write-off of up to $4 million will likely be required in 2007 due to the production tax credit phase-out, the inability to generate new production tax credits after 2007 and the resulting discontinuance of synfuel production. We have fixed note receivables associated with the sales of interests in the synfuel facilities. A partial or full phase-out of production tax credits could adversely affect the collectibility of our receivables. The cash flow impact would likely reduce our ability to execute our investment and growth strategy.
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
The process is rigorous and challenging and seeks to yield sustainable performance to our customers and shareholders. We have identified the Performance Excellence Process as critical to our long-term growth strategy. Detroit Edison’s CTA is estimated to total between $160 million and $190 million. MichCon’s CTA is estimated to total between $55 million and $60 million.We estimate savings of approximately $45 million in operation and maintenance expenses and capital costs were realized in 2006. In 2006, we recorded CTA of approximately $134 million. CTA in 2006 exceeded our savings, but we expect to realize sustained net cost savings beginning in 2007.
In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $102 million of CTA in 2006 as a regulatory asset and will begin amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
CAPITAL INVESTMENT
We anticipate significant capital investment across all of our business segments. Most of our capital expenditures will be concentrated within our utility segments. Our electric utility currently expects to invest approximately $4.3 billion, including increased environmental requirements and reliability enhancement projects through 2011. Our gas utility currently expects to invest approximately $1.0 billion on system expansion, pipeline safety and reliability enhancement projects through the same period. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment.
In 2005, we launched the first phase of our Enterprise Business Systems project, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems. Through December 2006, we have spent approximately $330 million on this project and we anticipate spending an additional $45 million to $70 million over the next year as the remaining system elements are developed and implemented.
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
Along with pursuing a leaner organization, we anticipate approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use any such cash and the potential cash from monetization of certain of our non-utility assets and operations to reduce debt and repurchase common stock, and to continue to pursue growth investments that meet our strict risk-return and value creation criteria. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to have any monetizations be accretive to earnings per share.
RESULTS OF OPERATIONS
Net income in 2006 was $433 million, or $2.43 per diluted share, compared to net income of $537 million, or $3.05 per diluted share in 2005 and net income of $431 million, or $2.49 per diluted share in 2004. Excluding discontinued operations and the cumulative effect of accounting changes, our income from continuing operations in 2006 was $437 million, or $2.45 per diluted share, compared to income of $577 million, or $3.28 per diluted share in 2005 and income of $464 million, or $2.68 per diluted share in 2004. The following sections provide a detailed discussion of our segments’ operating performance and future outlook.
Segments realigned — In the third quarter of 2006, we realigned the non-utility segment Power and Industrial Projects business unit to separately present the Synthetic Fuel business. The impending expiration of synfuel tax credits as of December 31, 2007, combined with the sustained volatility of oil prices, increased management focus on synfuels, thereby requiring a separate business segment. In the fourth quarter of 2006, we separated the Fuel Transportation and Marketing segment into Coal and Gas Midstream, and Energy Trading corresponding to additional management focus on the results of these non-utility segments. Based on the following structure, we set strategic goals, allocate resources and evaluate performance:
•	Electric Utility, consisting of Detroit Edison;

•	Gas Utility, primarily consisting of MichCon;

•	Non-utility Operations
•	Coal and Gas Midstream, primarily consisting of coal transportation and marketing, gas pipelines and storage;

•	Unconventional Gas Production, primarily consisting of unconventional gas project development and production;

•	Power and Industrial Projects, primarily consisting of on-site energy services, steel-related projects and power generation with services;

•	Energy Trading, consisting of energy marketing and trading operations; and

•	Synthetic Fuel, consisting of the operations of the nine synfuel plants.

•	Corporate & Other, primarily consisting of corporate staff functions and certain energy technology investments.

(in Millions, except per share data)	2006	2005	2004
Net Income by Segment:
Electric Utility	$325	$277	$150
Gas Utility	50	37	20
Non-utility Operations:
Coal and Gas Midstream	50	45	33
Unconventional Gas Production	9	4	6
Power and Industrial Projects	(80)	4	(17)
Energy Trading	96	(43)	85
Synthetic Fuel	48	305	199

Corporate & Other	(61)	(52)	(12)

Income (Loss) from Continuing Operations:
Utility	375	314	170
Non-utility	123	315	306
Corporate & Other	(61)	(52)	(12)

	437	577	464
Discontinued Operations	(5)	(37)	(33)
Cumulative Effect of Accounting Changes	1	(3)	—

Net Income	$433	$537	$431

Diluted Earnings (Loss) Per Share
Total Utility	$2.10	$1.78	$.98
Non-utility Operations	.69	1.79	1.77
Corporate & Other	(.34)	(.29)	(.07)

Income from Continuing Operations	2.45	3.28	2.68
Discontinued Operations	(.03)	(.21)	(.19)
Cumulative Effect of Accounting Changes	.01	(.02)	—

Net Income	$2.43	$3.05	$2.49

The earnings per share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment but rather represents a direct equity interest in DTE Energy’s assets and liabilities as a whole.
ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.2 million customers in southeastern Michigan.
Factors impacting income: Our net income increased $48 million and $127 million in 2006 and 2005, respectively. These results primarily reflect higher gross margins, partially offset by increased depreciation and amortization expenses. Additionally, 2005 results were affected by higher rates due to the November 2004 MPSC final rate order, return of customers from the electric Customer Choice program, warmer weather and lower operations and maintenance expenses, partially offset by a portion of higher fuel and purchased power costs, which were unrecoverable as a result of residential rate caps (which expired January 1, 2006), and increased depreciation and amortization expenses.

(in Millions)	2006	2005	2004
Operating Revenues	$4,737	$4,462	$3,568
Fuel and Purchased Power	1,566	1,590	885

Gross Margin	3,171	2,872	2,683
Operation and Maintenance	1,336	1,308	1,395
Depreciation and Amortization	809	640	523
Taxes Other Than Income	252	241	249
Asset (Gains) and Losses, Net	(6)	(26)	(1)

Operating Income	780	709	517
Other (Income) and Deductions	294	283	303
Income Tax Provision	161	149	64

Net Income	$325	$277	$150

Operating Income as a Percent of Operating Revenues	16%	16%	14%
Gross margin increased $299 million during 2006 and $189 million in 2005. The 2006 improvement was primarily due to increased rates due to the expiration of the residential rate cap on January 1, 2006 and returning sales from electric Customer Choice, partially offset by milder weather. The increase in 2005 was due to higher demand resulting from warmer weather and increased rates due to the November 2004 MPSC final rate order, partially offset by unrecovered power supply costs as a result of residential rate caps (which expired January 1, 2006) and a poor Michigan economy. Gross margin was favorably impacted by decreased electric Customer Choice penetration, whereby we lost 6% of retail sales to electric Customer Choice customers in 2006 and 12% of such sales during 2005 as retail customers migrated back to us as their electric generation provider rather than remaining with alternative suppliers. Pursuant to the MPSC final rate order, transmission expense, previously recorded in operation and maintenance expenses in 2004, is now reflected in purchased power expenses. The PSCR mechanism provides related revenues for the transmission expense.
The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year
(in Millions)	2006	2005
Weather-related margin impacts	$(81)	$166
Removal of residential rate caps effective January 1, 2006	186	—
Return of customers from electric Customer Choice	156	79
Service territory economic performance	(16)	(23)
Impact of MPSC 2004 rate orders	26	116
Unrecovered power supply costs — residential customers	—	(73)
Transmission charges	—	(93)
Other, net	28	17

Increase in gross margin performance	$299	$189

Power Generated and Purchased
(in Thousands of MWh)	2006		2005		2004
Power Plant Generation
Fossil	39,686	70%	40,756	73%	39,432	75%
Nuclear	7,477	13	8,754	16	8,440	16

	47,163	83	49,510	89	47,872	91
Purchased Power	9,861	17	6,378	11	4,650	9

System Output	57,024	100%	55,888	100%	52,522	100%
Less Line Loss and Internal Use	(3,603)		(3,205)		(3,574)

Net System Output	53,421		52,683		48,948

Average Unit Cost ($/MWh)
Generation (1)	$15.61		$15.47		$12.98

Purchased Power (2)	$53.71		$89.37		$37.06

Overall Average Unit Cost	$22.20		$23.90		$15.11

(1)	Represents fuel costs associated with power plants.

(2)	The change in purchased power costs were driven primarily by seasonal demand and coal and gas prices.

(in Thousands of MWh)	2006	2005	2004
Electric Sales
Residential	15,769	16,812	15,081
Commercial	17,948	15,618	13,425
Industrial	13,235	12,317	11,472
Wholesale	2,826	2,329	2,197
Other	402	390	401

	50,180	47,466	42,576
Interconnection sales (1)	3,241	5,217	6,372

Total Electric Sales	53,421	52,683	48,948

Electric Deliveries
Retail and Wholesale	50,180	47,466	42,576
Electric Customer Choice	2,694	6,760	9,245
Electric Customer Choice—Self Generators (2)	909	518	595

Total Electric Sales and Deliveries	53,783	54,744	52,416

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $28 million in 2006 and decreased $87 million in 2005. The 2006 increase was primarily due to increased distribution system maintenance of $35 million and increased plant outages of $33 million which was partially offset by $36 million of lower storm expenses. Pursuant to MPSC authorization, Detroit Edison deferred approximately $102 million of CTA in 2006. The comparability of 2005 to 2004 is affected by the November 2004 MPSC final rate order which required transmission and MISO expenses to be included in purchased power expense with related revenues to be recorded through the PSCR mechanism. Additionally, the DTE Energy parent company no longer allocated merger-related interest as a result of the November 2004 MPSC final rate order, which was partially offset by higher 2005 storm expenses.
Depreciation and amortization expense increased $169 million and $117 million in 2006 and 2005, respectively. The 2006 increase was due to a $112 million net stranded cost write-off related to the September 2006 MPSC order regarding stranded costs and a $19 million increase in our asset retirement obligation at our Fermi 1 nuclear facility. We also had increased amortization of regulatory assets of $19 million related to electric Customer Choice and $8 million related to our securitized assets. The 2005 increase reflects the income effect of recording regulatory assets in 2004, which lowered depreciation and amortization expenses. The regulatory asset deferrals totaled $46 million in 2005 and $107 million in 2004. Additionally, higher 2005 sales volumes compared to 2004 resulted in greater amortization of regulatory assets.
Asset (gains) and losses, net decreased $20 million in 2006 and increased $25 million in 2005 primarily as a result of our 2005 sale of land near our headquarters in Detroit, Michigan.
Other income and deductions expense increased $11 million in 2006 and decreased $20 million in 2005. The 2006 increase is attributable to higher interest expense due to increased long-term debt. The 2005 decrease is due primarily to lower interest expense as a result of lower interest rates and a favorable adjustment related to tax audit settlements.
Outlook — We continue to improve the operating performance of Detroit Edison. During the past year, we have resolved a portion of our regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan market structure, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service.
Concurrently, we will move forward in our efforts to continue to improve performance. Looking forward, additional issues, such as rising prices for coal, health care and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will utilize the DTE Energy Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. Should we be able to recover these costs in future rate cases, we may experience a growth in earnings.
Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in the last 20 years. Should our regulatory environment be conducive to such a significant capital expenditure, we may build or expand a new base- load coal or nuclear facility. While we have not decided on construction of a new base-load nuclear facility, in February 2007, we announced that we will prepare a license application for construction and operation of a new nuclear power plant on the site of Fermi 2. By completing the license application before the end of 2008, we may qualify for financial incentives under the federal Energy Policy Act of 2005. We are also studying the possible transfer of a gas-fired peaking electric generating plant from our non-utility operations to our electric utility to support future power generation requirements.
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
We expect cash flows and operating performance will continue to be at risk due to the electric Customer Choice program until the issues associated with this program are adequately addressed. We will accrue as regulatory assets any future unrecovered generation-related fixed costs (stranded costs) due to electric Customer Choice that we believe are recoverable under Michigan legislation and MPSC orders. We cannot predict the outcome of these matters. See Note 6 of the Notes to Consolidated Financial Statements.
In January 2007, the MPSC submitted the State of Michigan’s 21st Century Energy Plan to the Governor of Michigan. The plan recommends that Michigan’s future energy needs be met through a combination of renewable resources and cleanest generating technology, with significant energy savings achieved by increased energy efficiency. The plan also recommends:
•	a requirement that all retail electric suppliers obtain at least 10 percent of their energy supplies from renewable resources by 2015;

•	an opportunity for utility-built generation, contingent upon the granting of a certificate of need and competitive bidding of engineering, procurement and construction services;

•	investigating the cost of a requirement to bury certain power lines; and

•	creation of a Michigan Energy Efficiency Program, administered by a third party under the direction of the MPSC with initial funding estimated at $68 million.
We continue to review the energy plan and are unable to predict the impact on the Company of the implementation of the plan.
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens Fuel Gas Company (Citizens), natural gas utilities subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.3 million residential, commercial and industrial customers in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. MichCon operates one of the largest natural gas distribution and transmission systems in the United States. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Factors impacting income: Gas Utility’s net income increased $13 million in 2006 and increased $17 million in 2005. The variances were primarily attributable to increased rates and the impacts in 2005 of the MPSC’s April 2005 gas cost recovery and gas rate orders and the effect of milder weather in 2006.
The 2005 MPSC gas rate order disallowed recovery of 90% of the costs of a computer billing system that was in place prior to DTE Energy’s acquisition of MCN Energy in 2001. MichCon impaired this asset by approximately $42 million in the first quarter of 2005. This disallowance was not reflected at the DTE Energy level since this impairment was previously reserved at the time of the MCN acquisition in 2001.

(in Millions)	2006	2005	2004
Operating Revenues	$1,849	$2,138	$1,682
Cost of Gas	1,157	1,490	1,071

Gross Margin	692	648	611
Operation and Maintenance	431	424	403
Depreciation and Amortization	94	95	103
Taxes Other Than Income	53	43	49
Asset (Gains) and Losses, Net	—	4	(3)

Operating Income	114	82	59
Other (Income) and Deductions	53	47	48
Income Tax Provision (Benefit)	11	(2)	(9)

Net Income	$50	$37	$20

Operating Income as a Percent of Operating Revenues	6%	4%	4%
Gross margin increased $44 million and $37 million in 2006 and 2005, respectively. Gross margins were favorably affected by higher base rate revenues of $15 million and $42 million in 2006 and 2005, respectively. Revenue associated with the uncollectible expense tracking mechanism authorized by the MPSC in the April 2005 gas rate order, increased $22 million and $11 million in 2006 and 2005, respectively. Additionally, 2006 was impacted by a $17 million favorable impact in lost gas recognized and an increase of $24 million in midstream services including storage and transportation. Partially offsetting these increases were declines of $31 million due to warmer than normal weather and $26 million as a result of customer conservation and lower volumes. The comparability of 2006 to 2005 is also affected by an adjustment we recorded in the first quarter of 2005 related to an April 2005 MPSC order in our 2002 GCR reconciliation case that disallowed $26 million representing unbilled revenues at December 2001.

	2006	2005	2004
Gas Markets (in Millions)
Gas sales	$1,541	$1,860	$1,435
End user transportation	135	134	119

	1,676	1,994	1,554
Intermediate transportation	69	58	56
Other	104	86	72

	$1,849	$2,138	$1,682

Gas Markets (in Bcf)
Gas sales	138	168	173
End user transportation	136	157	145

	274	325	318
Intermediate transportation	373	432	536

	647	757	854

The 2005 final rate order provided revenue for an uncollectible expense true-up mechanism (UETM) to mitigate the effect of increasing uncollectible expense. The revenue recorded related to the UETM was $33 million for 2006 and $11 million for 2005.
Uncollectible Accounts Expense

Operation and maintenance expense increased $7 million and $21 million in 2006 and 2005, respectively. The 2006 increase is due to a $14 million increase in uncollectible accounts receivable expense, reflecting higher past due amounts attributable to an increase in gas prices, continued weak economic conditions, and inadequate government-sponsored assistance for low-income customers. In 2006, we recorded $24 million in implementation costs associated with our Performance Excellence Process and we recognized $9 million of lower injuries and damages expenses and lower labor and employee incentives. The comparability of 2006 to 2005 and the comparability of 2005 to 2004 was affected by an adjustment we recorded in the second quarter of 2005 for the disallowance of $11 million in environmental costs due to the April 2005 final gas rate order and the requirement to defer negative pension expense as a regulatory liability. Additionally, the comparability was impacted by the DTE Energy parent company no longer allocating $9 million of merger-related interest to MichCon effective in April 2005.
Asset (gains) and losses, net increased $4 million and decreased $7 million in 2006 and 2005, respectively. The 2006 change was due to a $3 million gain on the sale of investment rights related to storage field construction which was offset by a $3 million loss due to a reduction to MichCon’s 2004 GCR underrecovery related to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004. The $7 million decline in 2005 was primarily the result of a write-off of certain computer equipment and related depreciation resulting from the April 2005 final rate order.
Income tax provision increased by $13 million in 2006 and income tax benefit decreased $7 million in 2005 primarily due to variations in pre-tax earnings.
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
NON-UTILITY OPERATIONS
Coal and Gas Midstream
Coal and Gas Midstream consists of Coal Transportation and Marketing and the Pipelines, Processing and Storage businesses.
Coal Transportation and Marketing provides fuel, transportation and rail equipment management services. We specialize in minimizing fuel costs and maximizing reliability of supply for energy-intensive customers. Additionally, we participate in coal marketing and coal-to-power tolling transactions, as well as the purchase and sale of emissions credits. We perform coal mine methane extraction, in which we recover methane gas from mine voids for processing and delivery to natural gas pipelines, industrial users, or for small power generation projects.
Pipelines, Processing and Storage owns a partnership interest in an interstate transmission pipeline, six carbon dioxide processing facilities and two natural gas storage fields. The pipeline and storage assets are primarily supported by stable, long-term fixed price revenue contracts. The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, MichCon provides physical operations, maintenance and technical support for the Washington 28 and Washington 10 storage facilities.
Factors impacting income: Net income increased $5 million and $12 million in 2006 and 2005, respectively.

(in Millions)	2006	2005	2004
Operating Revenues	$707	$707	$589
Operation and Maintenance	628	653	542
Depreciation and Amortization	4	3	3
Taxes Other Than Income	5	4	4

Operating Income	70	47	40
Other (Income) and Deductions	(8)	(20)	(12)
Income Tax Provision	28	22	19

Net Income	$50	$45	$33

Operating revenues remained the same in 2006 and increased $118 million in 2005. In 2006 our Coal Transportation and Marketing business experienced lower synfuel related volumes which were offset by an increase in storage revenues in the Pipelines, Processing and Storage business. During 2005, our Coal Transportation and Marketing business experienced higher throughput volumes and increased prices for coal.
Operation and maintenance expense decreased $25 million in 2006 and increased $111 million in 2005. The 2006 decrease was due to lower synfuel related volumes and decreased expenses at our Coal Transportation and Marketing business due to decreased marketing volume. During 2005, our Coal Transportation and Marketing business experienced higher throughput volumes and increased prices for coal.
Other (income) and deductions decreased $12 million in 2006 and increased $8 million in 2005. The 2006 decrease is primarily attributed to higher interest expense as a result of our storage expansion construction.
Income tax provision increased $6 million for 2006 and increased $3 million in 2005 reflecting variations in pre-tax income.
Outlook — We expect to continue to grow our Coal Transportation and Marketing business in a manner consistent with, and complementary to, the growth of our other business segments. However, a portion of our Coal Transportation and Marketing revenues and net income are dependent upon our Synfuel operations and were adversely impacted by the temporary idling of the synfuel facilities in 2006. Coal Transportation and Marketing is involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. See Note 15 of the Notes to Consolidated Financial Statements.
Our Pipeline, Processing and Storage business will continue its steady growth plan. In April 2006, Pipelines, Processing and Storage placed into service over 14 Bcf of storage capacity at an existing Michigan storage field and plans to file a MPSC application early in 2007 for a new gas storage reservoir which will increase its overall working gas storage capacity by 8.0 Bcf to a total of 74 Bcf. In December 2006, Washington 28 filed an application with the MPSC requesting an increase in its working gas storage capacity to 16.0 Bcf. Vector Pipeline has secured long-term market commitments to support an expansion project, for approximately 200 MMcf per day, with a projected in-service date of November 2007. Vector Pipeline received FERC approval for this expansion in October 2006. Pipeline, Processing and Storage has a 26.25% ownership interest in Millennium Pipeline which received FERC approval for construction and operation in December 2006. Millennium Pipeline is scheduled to be in service in late 2008. In October 2006, we purchased the lessor interest in the 66 Bcf Washington 10 gas storage field. Prior to the purchase, we leased the storage rights and lease obligations were recorded as operating leases. We plan to expand existing assets and develop new assets which are typically supported with long-term customer commitments.
Unconventional Gas Production
Unconventional Gas Production is primarily engaged in natural gas exploration, development and production. Our Unconventional Gas Production business produces gas from the Antrim and Barnett shales and sells most of the gas to the Energy Trading segment.
Factors impacting income: Net income increased $5 million in 2006 and decreased $2 million in 2005. The 2006 results were primarily impacted by an increase in Barnett shale production and an increase in net gas prices for Antrim shale. Partially offsetting these revenue increases were higher operating and depletion expenses associated with increased production and the operation of new wells. The decline in 2005 was due to higher operating and Michigan severance tax expenses.

(in Millions)	2006	2005	2004
Operating Revenues	$99	$74	$71
Operation and Maintenance	37	30	27
Depreciation, Depletion and Amortization	27	20	18
Taxes Other Than Income	11	11	7
Asset (Gains) and Losses, Net	(3)	—	—

Operating Income	27	13	19
Other (Income) and Deductions	13	8	10
Income Tax Provision	5	1	3

Net Income	$9	$4	$6

Operating revenues increased $25 million in 2006 due to increased Barnett shale production and increased $3 million in 2005 due primarily to higher gas prices.
Operation and maintenance expense increased $7 million in 2006 and $3 million in 2005. Increases are associated with the addition of approximately 285 net producing wells during the three-year period.
Depreciation, depletion and amortization increased $7 million in 2006 and $2 million in 2005. The year-to-year increases were associated with higher gas production and higher finding costs associated with Barnett shale wells.
Taxes other than income were the same in 2006 due to severance taxes that were impacted by lower gas prices, which was offset by higher gas production, and increased $4 million in 2005 due to higher severance taxes associated with gas price increases on relatively flat Antrim gas volumes.
Assets (gains) and losses, net increased $3 million in 2006 primarily due to the sale of a working interest in unproved property.
Other (income) and deductions increased $5 million in 2006 and decreased $2 million in 2005. Interest expense was the primary contributor to the variances. The 2006 increase in interest expense was attributed to higher average affiliate notes payable balances.
Outlook — We expect to continue to develop our proved areas and test unproved areas in Michigan and Texas. Evaluation of Barnett shale test wells in up to three new areas is ongoing. During 2007, we expect Barnett Shale production of 8.7 Bcfe of natural gas compared with approximately 4.1 Bcfe in 2006 and Antrim Shale production roughly equivalent to the 21.5 Bcfe produced in 2006. We expect to invest a combined amount of approximately $150 million to $170 million in our Unconventional Gas Production business in 2007. We are exploring the sale of a portion of our Unconventional Gas Production assets which will allow us to monetize value from our more mature holdings, while retaining the ability to benefit from the upside of our earlier stage holdings.
Power and Industrial Projects
Power and Industrial Projects is comprised primarily of projects that deliver utility-type services to industrial, commercial and institutional customers, and biomass energy projects. We provide utility-type services using project assets usually located on the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. These services include pulverized coal and petroleum coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate three gas-fired peaking electric generating plants and a biomass-fired electric generating plant and operate one additional gas-fired power plant under contract. Additionally, we own a gas-fired peaking electric generating plant that was taken out of service in September 2006. We develop, own and operate landfill gas recovery systems throughout the United States. We produce metallurgical coke from two coke batteries. The production of coke from our coke batteries generates production tax credits.
Factors impacting income: Power and Industrial Projects’ reported a net loss of $80 million in 2006 and net income of $4 million in 2005. The 2006 net loss is primarily due to impairments. The 2005 net income is attributed to the acquisitions of four on-site energy projects and coke operations in 2005.

(in Millions)	2006	2005	2004
Operating Revenues	$409	$428	$448
Operation and Maintenance	366	329	384
Depreciation and Amortization	48	48	53
Taxes other than Income	12	14	8
Asset (Gains) and Losses, Reserves and Impairments, Net	75	(1)	—

Operating Income (Loss)	(92)	38	3
Other (Income) and Deductions	43	4	28
Minority Interest	1	37	11
Income Taxes
Provision (Benefit)	(44)	5	(10)
Production Tax Credits	(12)	(12)	(9)

	(56)	(7)	(19)

Net Income (Loss)	$(80)	$4	$(17)

Operating revenues decreased $19 million in 2006 and $20 million in 2005. The 2006 decrease is primarily due to lower coke prices and lower pulverized coal sales. The 2005 decrease reflects the impact from the sale of our interest in a coke battery in 2005 offset by increases at another owned coke battery due to increased output and increased prices. The 2006 and 2005 decreases were partially offset by increased revenue from our on-site energy projects, reflecting the addition of new facilities, completion of new long-term utility services contracts with a large automotive company and a large manufacturer of paper products.
Operation and maintenance expense increased $37 million in 2006 and decreased $55 million in 2005, reflecting the 2005 acquisitions of three on-site energy projects and coke operations. The 2005 decrease reflects the impact from the sale of an interest in a coke battery in 2005 resulting in a decrease in expense offset by increases in costs at another owned coke battery reflecting increased output.
Asset (gains) and losses, reserves and impairments, net increased $76 million in 2006. In 2006, we recorded a $42 million impairment for one of our 100% owned natural gas-fired generating plants and a $14 million impairment at our landfill gas recovery unit relating to the write-down of long-lived assets at several landfill sites. Also, during 2006, we recorded a pre-tax impairment loss of $19 million for the write down of fixed assets and patents at our waste coal recovery business.

Other income and deductions increased $39 million in 2006 primarily due to a $32 million impairment of a 50% equity interest in a natural gas-fired generating plant.
Income taxes declined $49 million in 2006 and increased $12 million in 2005, reflecting changes in pre-tax income.
Outlook – Power and Industrial Projects will continue leveraging its extensive energy-related operating experience and project management capability to develop and grow the on-site energy business. The coke battery and landfill gas recovery businesses generate production tax credits that are subject to an oil price-related phase-out. Due to the relatively low level of production tax credits generated by our coke battery and landfill gas recovery business, a partial or full phase-out of production tax credits in these two businesses is not expected to have a material adverse impact on our Consolidated Statements of Operations, Cash Flow and Financial Position. We are exploring the combination of a sale of an equity interest in, and recapitalization of, some of the assets of the Power and Industrial Projects business, including the sale or restructuring of the power generation assets. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007.
Energy Trading
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
Factors impacting income: Net income increased $139 million in 2006 and decreased $128 million in 2005. The 2006 increase is attributed to increased mark-to-market and realized power and gas positions that resulted from significant 2005 mark-to-market losses on derivative contracts used to economically hedge our gas in storage and forward power contracts. The 2005 decrease is attributed to decreased mark-to-market and realized power and gas positions.

(in Millions)	2006	2005	2004
Operating Revenues	$830	$977	$665
Fuel, Purchased Power and Gas	616	984	486

Gross Margin	214	(7)	179
Operation and Maintenance	65	43	41
Depreciation and Amortization	6	4	3
Taxes Other Than Income	1	(1)	—

Operating Income (Loss)	142	(53)	135
Other (Income) and Deductions	(3)	13	5
Income Tax Provision (Benefit)	49	(23)	45

Net Income (Loss)	$96	$(43)	$85

Gross margin increased $221 million in 2006 and decreased $186 million in 2005. The 2006 increase is attributed to a $168 million mark-to-market increase on power and gas positions and a $57 million increase in realized power and gas positions. The 2006 results reflect the timing differences from 2005 that largely reversed and favorably impacted earnings. The 2005 decrease is due to a $121 million mark-to-market decrease on power and gas positions and a $66 million decrease in realized power and gas positions. The 2005 results reflect the economically favorable decision in early 2005 to delay previously planned withdrawals from gas storage due to a decrease in the current price for natural gas and an increase in the forward price for natural gas.

Operation and maintenance expense increased $22 million in 2006 and $2 million in 2005. The 2006 increases were due to higher incentive expenses of $14 million resulting from our strong economic performance and higher corporate allocation charges of $10 million.
Other income and deductions decreased $16 million in 2006 and increased $8 million in 2005. The 2006 decrease is attributed to $6 million of lower intercompany interest expense and $8 million of higher intercompany interest income resulting from favorable operating cash flows to fund intercompany loans.
Income tax provision increased $72 million in 2006 and decreased $68 million in 2005 primarily due to variations in pre-tax earnings.
Outlook - Significant portions of the Energy Trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as capacity positions of natural gas storage and pipelines and power transmission contracts. The financial instruments are deemed derivatives, whereas the owned gas inventory, pipelines and storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative assets. The majority of such earnings volatility is associated with the natural gas storage cycle, which does not coincide with the calendar and fiscal year, but runs annually from April of one year to March of the next year. Our strategy is to economically manage the price risk of storage with over-the-counter forwards and futures. This results in gains and losses that are recognized in different interim and annual accounting periods. We are exploring strategic options for the energy trading business.
See “Fair Value of Contracts” section that follows.
Synthetic Fuel
Synthetic Fuel is comprised of the nine synfuel plants that we operate and that produce synthetic fuel. The production of synthetic fuel from the synfuel plants generates production tax credits.
Factors impacting income: Synthetic Fuel net income decreased $257 million in 2006 and increased $106 million in 2005. The decline in 2006 was due to higher oil prices resulting in reduced gains from selling interests in our synfuel plants, lower levels of production tax credits and asset impairments and reserves. The increase in 2005 reflects higher gains recognized from selling interests in our synfuel plants, gains on synfuel hedges, and increased levels of production tax credits.

(in Millions)	2006	2005	2004
Operating Revenues	$863	$927	$650
Operation and Maintenance	1,019	1,167	832
Depreciation and Amortization	24	58	33
Taxes other than Income	12	20	8
Asset (Gains) and Losses, Reserves and Impairments, Net	40	(367)	(219)

Operating Income (Loss)	(232)	49	(4)
Other (Income) and Deductions	(20)	(34)	(43)
Minority Interest	(251)	(318)	(223)
Income Taxes
Provision (Benefit)	14	139	92
Production Tax Credits	(23)	(43)	(29)

	(9)	96	63

Net Income	$48	$305	$199

Operating revenues decreased $64 million in 2006 and increased $277 million in 2005. Revenues were lower in 2006 due to our decision to temporarily idle production at all nine of the synfuel facilities. Revenues increased in 2005 primarily reflecting higher synfuel sales due to increased production.
Operation and maintenance expense decreased $148 million in 2006 and increased $335 million in 2005. Operation and maintenance expense declined in 2006 due to our decision to temporarily idle production at all nine of the synfuel facilities for a portion of the year. Operating and maintenance expense in 2005 increased reflecting costs associated with increased synthetic fuel production.
Asset (gains) and losses, reserves and impairments, net decreased $407 million in 2006 and increased $148 million in 2005. In 2006 and 2005, we deferred gains from the sale of the synfuel facilities, including in 2006, a portion of gains related to fixed payments. Due to the increase in oil prices and the resulting decrease in production and sales volumes, we recorded an accrual for contractual partners’ obligations of $79 million pre-tax in 2006 reflecting the possible refund of amounts equal to our partners’ capital contributions or for operating losses that would normally be paid by our partners. We recorded other synfuel-related reserves and impairments in 2006 of $78 million. To economically hedge our exposure to the risk of an increase in oil prices and the resulting reduction in synfuel sales proceeds, we entered into derivative and other contracts. The derivative contracts are marked-to-market with changes in their fair value recorded as an adjustment to synfuel gains. We recorded net 2006 synfuel hedge mark-to-market gains of $60 million compared with net 2005 synfuel hedge mark-to-market gains of $47 million. In 2004, we recorded mark- to-market losses of $12 million. See Note 14 of the Notes to Consolidated Financial Statements.

(in Millions)
Components of Synfuel (Gains) Losses, Reserves and Impairments, Net	2006	2005	2004
Gains recognized associated with fixed payments	$(43)	$(132)	$(95)
Gains recognized associated with variable payments	(14)	(187)	(136)

Reserves recorded for contractual partners’ obligations	79	—	—
Other reserves and impairments, including partners’ share (1)	78	—	—
Hedge (gains) losses (mark-to-market)
Hedges for 2005 exposure	—	(2)	12
Hedges for 2006 exposure	(66)	(40)	—
Hedges for 2007 exposure	6	(6)	—

	$40	$(367)	$(219)

(1)	Includes $70 million in 2006, representing our partners’ share of the asset impairment, included in Minority Interest.
Minority interest decreased $67 million in 2006 and increased $95 million in 2005, reflecting our partners’ share of operating losses associated with synfuel operations, as well as our partners’ $70 million share of the asset impairment in 2006. The sale of interests in our synfuel facilities during prior periods resulted in allocating a larger percentage of such losses to our partners.
Income taxes declined $105 million in 2006 and increased $33 million in 2005, reflecting changes in pre-tax income due to synfuel related loss reserves and the impairment of fixed assets, compared to pre-tax income in 2005.
Outlook – Due to the implementation of our hedging strategy, we expect to continue to operate the synfuel plants through December 31, 2007, when synfuel-related production tax credits expire.
CORPORATE & OTHER
Corporate & Other includes various corporate staff functions. As these functions support the entire Company, their costs are fully allocated to the various segments based on services utilized. Therefore the effect of the allocation on each segment can vary from year to year. Additionally, Corporate & Other holds certain non-utility debt, assets held for sale, and energy-related investments.
Factors impacting income: Corporate & Other results declined by $9 million in 2006 and declined $40 million in 2005. The 2006 decline was primarily due to higher Michigan Single Business Taxes. The 2005 decline was primarily a result of the parent company not allocating merger interest to Detroit Edison and MichCon. Partially offsetting 2005 increased expenses were reduced Michigan Single Business Taxes and gains on the sale of non-strategic assets.

DISCONTINUED OPERATIONS
DTE Georgetown (Georgetown) — We own Georgetown, an 80 MW natural gas-fired peaking electric generating plant. In the fourth quarter of 2006, management approved the marketing of Georgetown for sale. In December 2006, Georgetown met the SFAS No. 144 criteria of an asset “held for sale” and we reported its operating results as a discontinued operation. We did not recognize an impairment loss since the carrying value of Georgetown’s assets, less costs to sell approximated its fair value. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007.
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
Southern Missouri Gas Company (SMGC) - We owned SMGC, a public utility engaged in the distribution, transmission and sale of natural gas in southern Missouri. In the first quarter of 2004, management approved the marketing of SMGC for sale. As of March 31, 2004, SMGC met the criteria of an asset “held for sale” and we have reported its operating results as a discontinued operation. We recognized a net of tax impairment loss of approximately $7 million, representing the write-down to fair value of the assets of SMGC, less costs to sell, and the write-off of allocated goodwill. In November 2004, we entered into a definitive agreement providing for the sale of SMGC. Regulatory approval was received in April 2005 and the sale closed in May 2005. During the second quarter of 2005, we recognized a net of tax gain of $2 million.
International Transmission Company (ITC) - In February 2003, we sold ITC, our electric transmission business, to affiliates of Kohlberg Kravis Roberts & Co. and Trimaran Capital Partners, LLC. Through December 31, 2004, we recorded a gain of $58 million (net of tax). During the second quarter of 2005, the gain was adjusted to $56 million (net of tax).
See Note 4 of the Notes to Consolidated Financial Statements.
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The cumulative effect of the adoption of SFAS 123(R) was an increase in net income of $1 million as a result of estimating forfeitures for previously granted stock awards and performance shares.
In the fourth quarter of 2005, we adopted FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 that required additional new accounting rules for asset retirement obligations. The cumulative effect of adopting these new accounting rules reduced 2005 earnings by $3 million.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. Our strategic direction anticipates base level capital investments and expenditures for existing businesses in 2007 of up to $1.4 billion. The capital needs of our utilities will increase due primarily to environmental related expenditures. We may spend an additional $125 million on growth-related projects within our non-utility businesses in 2007.
Capital spending for general corporate purposes will increase in 2007, primarily as a result of environmental spending. We anticipate environmental expenditures of approximately $253 million in 2007 and up to approximately $2.3 billion of future capital expenditures to satisfy both existing and proposed new requirements.
We expect non-utility capital spending will approximate $300 million to $400 million annually for the next several years. Capital spending for growth of existing or new businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.
Debt maturing in 2007 totals approximately $346 million.
We believe that we will have sufficient internal and external capital resources to fund anticipated capital requirements.

(in Millions)	2006	2005	2004
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$433	$537	$431
Depreciation, depletion and amortization	1,014	872	744
Deferred income taxes	28	147	129
Gain on sale of synfuel and other assets, net and synfuel impairment	28	(405)	(236)
Working capital and other	(47)	(150)	(73)

	1,456	1,001	995

Investing activities:
Plant and equipment expenditures – utility	(1,126)	(850)	(815)
Plant and equipment expenditures – non-utility	(277)	(215)	(89)
Acquisitions, net of cash acquired	(42)	(50)	—
Proceeds from sale of synfuels and other assets	313	409	325
Restricted cash and other investments	(62)	(96)	(102)

	(1,194)	(802)	(681)

Financing activities:
Issuance of long-term debt and common stock	629	1,041	777
Redemption of long-term debt	(687)	(1,266)	(759)
Short-term borrowings, net	291	437	33
Repurchase of common stock	(61)	(13)	—
Dividends on common stock and other	(375)	(366)	(363)

	(203)	(167)	(312)

Net Increase in Cash and Cash Equivalents	$59	$32	$2

Cash from Operating Activities
A majority of the Company’s operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs. Our non-utility businesses also provide sources of cash flow to the enterprise, primarily from the synthetic fuels business, which we believe, subject to considerations discussed below, will provide up to approximately $900 million of cash during 2007-2009.
Cash from operations totaling $1.5 billion in 2006 was up $455 million from the comparable 2005 period. The operating cash flow comparison reflects an increase of $352 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains), and a $103 million decrease in working capital and other requirements. Most of the improvement was driven by higher net income at Detroit Edison which was the result of improved revenues and gross margin stemming from a full year of higher rates granted in the 2004 rate orders and lower customer choice penetration. The working capital improvement was driven by MichCon which resulted primarily from declining GCR factors which had the effect of lowering customer accounts receivable balances. This improvement was partially offset by working capital requirements at Detroit Edison which resulted from pension and VEBA contributions totaling $271 million in 2006.
Cash from operations totaling $1.0 billion in 2005 was up $6 million from the comparable 2004 period. The operating cash flow comparison reflects an increase of over $83 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains), substantially offset by a $77 million increase in working capital and other requirements. Most of the improvement was driven by higher net income at Detroit Edison which was the result of improved revenues and gross margin stemming from higher rates granted in the 2004 rate orders, warmer weather, and lower customer choice penetration. The offsetting increase in working capital requirements was driven by a $127 million PSCR under-recovery in 2005 as compared to a $112 million over-recovery in 2004. Working capital requirements also reflect the higher cost of gas at MichCon and our Energy Trading segment. MichCon’s working capital and other requirements were $136 million higher in 2005 compared to 2004 primarily due to the impact of higher gas costs. This impact was reflected by accounts receivable balances that were $198 million higher at December 31, 2005 than the previous year at MichCon. The increase in working capital requirements was mitigated by lower income tax payments in 2005 and company initiatives to improve cash flow, including better inventory management, cash sales transactions and the utilization of letters of credit.
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
We anticipate approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use any such cash and the potential cash from monetization of certain of our non-utility assets and operations to reduce debt and repurchase common stock, and to continue to pursue growth investments that meet our strict risk-return and value creation criteria. We repurchased one million shares of common stock in December 2006. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to have any monetization be accretive to earnings per share.
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
Net cash outflows relating to investing activities increased $392 million in 2006 compared to 2005. The 2006 change was primarily due to increased capital expenditures. The increase in capital expenditures was driven by environmental, Enterprise Business Systems development and distribution projects at Detroit Edison, pipeline reliability and inventory management projects at MichCon, and growth-oriented projects across our non-utility segments.
Net cash outflows relating to investing activities increased $121 million in 2005. The increase was primarily due to increased capital expenditures, partially offset by higher synfuel proceeds. Spending on growth project investments increased $123 million in 2005 while spending on environmental projects was $44 million higher than the 2004 period.
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
Our strategy is to have a targeted debt portfolio blend as to fixed and variable interest rates and maturity. We continually evaluate our leverage target, which is currently 50% to 52%, to ensure it is consistent with our objective to have a strong investment grade debt rating. We have completed a number of refinancings with the effect of extending the average maturity of our long-term debt and strengthening our balance sheet. The extension of the average maturity was accomplished at interest rates that lowered our debt costs.
Net cash used for financing activities increased $36 million during 2006 compared to 2005, due mostly to a decrease in short-term borrowings and issuance of common stock and long-term debt, partially offset by a decrease in debt redemptions.
Net cash used for financing activities improved $145 million in 2005 due primarily to the issuance of common stock which resulted from the conversion of our equity security units.
See Notes 11 and 12 of the Notes to Consolidated Financial Statements.
In August 2006, DTE Energy and Detroit Edison filed a combined shelf registration statement for the issuance of securities in an unlimited amount for three years from its effective date. MichCon has a separate effective registration statement providing for the issuance of $200 million of securities.
Common stock issuances or repurchases can also be a source or use of cash. In January 2005, we announced that the DTE Energy Board of Directors has authorized the repurchase of up to $700 million in common stock through 2008. The authorization provides Company management with flexibility to pursue share repurchases from time to time, and will depend on future cash flows and investment opportunities. We repurchased one million shares of our common stock in December 2006. We also contributed $170 million of DTE Energy common stock to our pension plan in the first quarter of 2004. In August 2005, we issued 3.7 million shares of common stock in conjunction with the settlement of the stock purchase component of our equity security units.

Contractual Obligations
The following table details our contractual obligations for debt redemptions, leases, purchase obligations and other long-term obligations as of December 31, 2006:

		Less
(in Millions)		Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt:
Mortgage bonds, notes and other	$6,163	$236	$1,124	$1,061	$3,742
Securitization bonds	1,295	111	391	314	479
Trust preferred-linked securities	289	—	—	—	289
Capital lease obligations	120	14	44	21	41
Interest	6,433	471	1,298	659	4,005
Operating leases	333	53	102	51	127
Electric, gas, fuel, transportation and storage purchase obligations (1)	6,249	3,007	2,437	135	670
Other long-term obligations	291	157	75	25	34

Total obligations	$21,173	$4,049	$5,471	$2,266	$9,387

(1)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.
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
We have issued guarantees for the benefit of various non-utility subsidiaries. In the event that our credit rating is downgraded to below investment grade, certain of these guarantees would require us to post cash or letters of credit valued at approximately $383 million at December 31, 2006. Additionally, upon a downgrade, our trading business could be required to restrict operations and our access to the short-term commercial paper market could be restricted or eliminated. While we currently do not anticipate such a downgrade, we cannot predict the outcome of current or future credit rating agency reviews. The following table shows our credit rating as determined by three nationally respected credit rating agencies. All ratings are considered investment grade and affect the value of the related securities.

Credit Rating Agency
		Standard &	Moody’s Investors	Fitch
Entity	Description	Poor’s	Service	Ratings
DTE Energy	Senior Unsecured Debt	BBB-	Baa2	BBB
	Commercial Paper	A-2	P-2	F2
Detroit Edison	Senior Secured Debt	BBB+	A3	A-
	Commercial Paper	A-2	P-2	F2
MichCon	Senior Secured Debt	BBB	A3	A-
	Commercial Paper	A-2	P-2	F2

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
If we were to discontinue the application of SFAS No. 71 on all our operations, we estimate that the extraordinary loss would be as follows:

(in Millions)
Utility
Detroit Edison (1)	$(161)
MichCon	(46)

Total	$(207)

(1)	Excludes securitized regulatory assets
Management believes that currently available facts support the continued application of SFAS No. 71 and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment. See Note 6 of the Notes to Consolidated Financial Statements.
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

Production Tax Credits
We generate production tax credits from our synfuel, coke battery and landfill gas recovery operations. We recognize earnings as tax credits are generated at our facilities in one of two ways. First, to the extent we have sold an interest in our synfuel facilities to third parties, we recognize gains as synfuel is produced and sold, and when there is persuasive evidence that the sales proceeds have become fixed or determinable, when probability of refund is considered remote and collectibility is reasonably assured. Second, to the extent we generate credits to our own account, we recognize earnings through reduced tax expense.
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
Tax credits generated by our facilities were $295 million in 2006 as compared to $617 million in 2005, and $449 million in 2004. The portion of tax credits generated for our own account was $35 million in 2006, as compared to $55 million in 2005, and $38 million in 2004, with the remaining credits generated allocated to third party partners.
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
As of December 31, 2006, our goodwill totaled $2.1 billion. The majority of our goodwill is allocated to our utility reporting units. The value of the utility reporting units may be significantly impacted by rate orders and the regulatory environment.
We also have $4 million of goodwill allocated to the Synthetic Fuel reporting unit. The value of the Synthetic Fuel reporting unit has been impacted by the anticipated phase-out of tax credits. As of December 31, 2006, we have evaluated the impact of a phase-out of synfuel tax credits on our valuation assumptions. We have determined that the fair value of the Synthetic Fuel reporting unit exceeds the carrying value and no impairment of goodwill exists. These assumptions may change as the value of the synfuel tax credits change.
During 2005 we recorded an impairment of $16 million to goodwill related to discontinuing the operations of Dtech.
Based on our 2006 goodwill impairment test, we determined that the fair value of our remaining operating reporting units exceed their carrying value and no impairment existed. We will continue to monitor our estimates and assumptions regarding future cash flows. While we believe our assumptions are reasonable, actual results may differ from our projections.

Pension and Postretirement Costs
Our costs of providing pension and postretirement benefits are dependent upon a number of factors, including rates of return on plan assets, the discount rate, the rate of increase in health care costs and the amount and timing of plan sponsor contributions.
We had pension costs for qualified pension plans of $125 million in 2006 (including Special Termination Benefits of $49 million), $90 million in 2005, and $81 million in 2004. Postretirement benefits costs for all plans were $197 million in 2006 (including Special Termination Benefits of $8 million), $155 million in 2005, and $125 million in 2004. Pension and postretirement benefits costs for 2006 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 8.75%. In developing our expected long-term rate of return assumption, we evaluated input from our consultants, including their review of asset class risk and return expectations as well as inflation assumptions. Projected returns are based on broad equity and bond markets. Our 2007 expected long-term rate of return on plan assets is based on an asset allocation assumption utilizing active investment management of 65% in equity markets, 20% in fixed income markets, and 15% invested in other assets. Because of market volatility, we periodically review our asset allocation and rebalance our portfolio when considered appropriate. Given market conditions, we believe that 8.75% is a reasonable long-term rate of return on our plan assets for 2007. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually.
We base our determination of the expected return on qualified plan assets on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes changes in fair value in a systematic manner over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recorded. We have unrecognized net gains due to the performance of the financial markets. As of December 31, 2006, we had $39 million of cumulative gains that remain to be recognized in the calculation of the market-related value of assets.
The discount rate that we utilize for determining future pension and postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected plan pension and postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans. The discount rate determined on this basis decreased from 5.9% at December 31, 2005 to 5.7% at December 31, 2006. Due to recent company contributions, financial market performance and lower discount rates, we estimate that our 2007 pension costs will approximate $66 million (excluding Special Termination Benefits) compared to $85 million (excluding Special Termination Benefits) in 2006 and our 2007 postretirement benefit costs will approximate $184 million compared to $189 million (excluding Special Termination Benefits of $8 million) in 2006. In the last several years, we have made modifications to the pension and postretirement benefit plans to mitigate the earnings impact of higher costs. Future actual pension and postretirement benefit costs will depend on future investment performance, changes in future discount rates and various other factors related to plan design. Additionally, future pension costs for Detroit Edison will be affected by a pension tracking mechanism, which was authorized by the MPSC in its November 2004 rate order. The tracking mechanism provides for the recovery or refunding of pension costs above or below the amount reflected in Detroit Edison’s base rates. In April 2005, the MPSC approved the deferral of the non-capitalized portion of MichCon’s negative pension expense. MichCon will record a regulatory liability for any negative pension costs, as determined under generally accepted accounting principles.
Lowering the expected long-term rate of return on our plan assets by one-percentage-point would have increased our 2006 qualified pension costs by approximately $22 million. Lowering the discount rate and the salary increase assumptions by one-percentage-point would have increased our 2006 pension costs by approximately $10 million. Lowering the health care cost trend assumptions by one-percentage-point would have decreased our postretirement benefit service and interest costs for 2006 by approximately $25 million.

The market value of our pension and postretirement benefit plan assets has been affected by the financial markets. The value of our plan assets was $3.3 billion at December 31, 2004 and November 30, 2005. The value at November 30, 2006 was $3.5 billion. The investment performance returns and declining discount rates required us to recognize an additional minimum pension liability, an intangible asset and an entry to other comprehensive loss (shareholders’ equity) in 2004 and 2005. At December 31, 2006, we adopted SFAS No. 158 that required us to recognize the underfunded status of our pension and other postretirement plans. The impact of the adoption of SFAS 158 was an increase in pension and postretirement benefit liabilities of approximately $1.3 billion. We requested and received agreement from the MPSC to record the additional liability amounts for the Detroit Edison and MichCon benefit plans on the Statement of Financial Position as a Regulatory asset. As a result, Regulatory assets were increased by approximately $1.2 billion. The remainder of the increase in pension and postretirement benefit liabilities is included in Accumulated Other Comprehensive Loss, net of tax.
Pension and postretirement costs and pension cash funding requirements may increase in future years without substantial returns in the financial markets. We made a $170 million contribution to our pension plan in the form of DTE Energy common stock in 2004. We did not make pension contributions in 2005 and made a $180 million cash contribution in 2006. At the discretion of management, we anticipate making up to a $180 million contribution to our qualified pension plans in 2007 and up to $600 million over the next five years. Also, we anticipate making up to a $15 million contribution to our nonqualified benefit plans in 2007 and up to $35 million over the next five years. We contributed $80 million to our postretirement plans in 2004. We did not contribute to our postretirement plans in 2005 and made a $116 million contribution to our postretirement benefit plans in 2006. At the discretion of management, we anticipate making up to a $116 million contribution to our postretirement plans in 2007 and up to $580 million over the next five years.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. The effects of the subsidy on the measurement of net periodic postretirement benefit costs reduced costs by $17 million in 2006, $20 million in 2005 and $16 million in 2004.
See Note 16 of the Notes to Consolidated Financial Statements.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic conditions, age of receivables and other information. Higher customer bills due to increased gas prices, the lack of adequate levels of assistance for low-income customers and economic conditions have also contributed to the increase in past due receivables. As a result of these factors, our allowance for doubtful accounts increased in 2005 and 2006. We believe the allowance for doubtful accounts is based on reasonable estimates. As part of the 2005 rate order for MichCon, the MPSC provided for the establishment of an uncollectible accounts tracking mechanism that partially mitigates the impact associated with MichCon uncollectible expenses. However, failure to make continued progress in collecting our past due receivables in light of rising energy prices would unfavorably affect operating results and cash flow.
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
Electric Utility
Air - Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $875 million through 2006. We estimate Detroit Edison will incur future capital expenditures of up to $222 million in 2007 and up to $2 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements.
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
We may also incur liabilities as a result of potential future requirements to address the climate change issue. There may be legislative action to address the issue of changes in climate that result from the build up of greenhouse gases, including carbon dioxide and methane, in the atmosphere. We cannot predict the impact any legislative action may have on the Company.
Water – In response to an EPA regulation, currently under judicial review, Detroit Edison may be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the intakes. Initially, we estimated that we will incur up to approximately $53 million over the next three to five years in additional capital expenditures to comply with these requirements. However, a recent court decision remanded back to the EPA several provisions of the federal regulation which may result in a delay in compliance requirements. The court decision also raised the possibility that the Company may have to install cooling towers at some facilities. We cannot predict the effect on Detroit Edison of this court decision or any resulting regulations.
Contaminated Sites - Detroit Edison conducted remedial investigations at contaminated sites, including two former MGP sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. We have a reserve balance of $11 million as of December 31, 2006 for the remediation of these sites over the next several years. In addition, Detroit Edison expects to make approximately $5 million of capital improvements to the ash landfill in 2007.
Gas Utility
Contaminated Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. Gas Utility owns, or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by–products of gas manufacturing at each site. In addition to the MPG sites, Gas Utility is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years. As a result of these determinations, we have recorded liabilities of $41 million and $1 million for the MGPs and other contaminated sites, respectively. It is estimated that Gas Utility may incur $5 million in expenses related to cleanup costs in 2007.

In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites in excess of this reserve. After a study was completed in 1995, Gas Utility accrued an additional liability and a corresponding regulatory asset of $35 million. During 2006, we spent approximately $2 million investigating and remediating these former MGP sites. In December 2006, we retained multiple environmental consultants to estimate the project cost to remediate each MGP site. We accrued an additional $7 million in remediation liabilities associated with former MGP holders and additional cleanup cost, to increase the reserve balance to $41 million as of December 31, 2006.
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
Other
Our non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. We are in the process of installing new environmental equipment at our coke battery facility in Michigan. We expect the project to be completed within one year. Our non-utility affiliates are substantially in compliance with all environmental requirements.
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
ENTERPRISE BUSINESS SYSTEMS
In 2003, we began the development of our Enterprise Business Systems (EBS) project, an enterprise resource planning  system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. As part of this initiative, we are implementing EBS software including, among others, products developed by SAP AG and MRO Software, Inc. The first phase of implementation occurred in 2005 in the regulated electric fossil generation unit. Additional phases of implementation are planned for 2007. The conversion of data and the implementation and operation of the EBS will be continuously monitored and reviewed and should ultimately strengthen our internal control structure and lead to increased cost efficiencies. Although our implementation plan includes detailed testing and contingency arrangements to ensure a smooth and successful transition, we can provide no assurance that complications will not arise that could interrupt our operations.
We have spent approximately $330 million through the end of 2006 and expect total spending over the life of the project to be between $375 million and $400 million. We expect the benefits of lower costs, faster business cycles, repeatable and optimized processes, enhanced internal controls, improvements in inventory management and reductions in system support costs to outweigh the expense of our investment in this initiative.
MISO
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
FEDERAL ENERGY POLICY ACT OF 2005
In August 2005, the Energy Policy Act of 2005 (Energy Act) was signed into law. Among other provisions, the Energy Act:
•	establishes mandatory electric reliability standards;

•	repeals the Public Utility Holding Company Act of 1935;

•	renews the Price Anderson Act for twenty years which provides liability protection for nuclear power plants;

•	provides financial incentives for nuclear license applications completed by 2008;

•	increases funding levels for the Low-Income Home Energy Assistance Program; and

•	increases FERC oversight responsibilities for the electric utility industry.
The implementation of the Energy Act requires proceedings at the state level and development of regulations by the FERC, as well as other federal agencies. The impact of the Energy Act on our results of operations will depend on the implementation of final rules and cannot be fully determined at this time.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 of the Notes to Consolidated Financial Statements.
FAIR VALUE OF CONTRACTS
The following disclosures provide enhanced transparency of the derivative activities and position of our trading businesses and our other businesses.
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
The subsequent tables contain the following four categories represented by their operating characteristics and key risks.
•	“Proprietary Trading” represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	“Structured Contracts” represents derivative activity transacted with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and alternative energy suppliers. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting transaction can be executed.

•	“Economic Hedges” represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility as discussed in more detail in the preceding Results of Operations section.

•	“Other Non-Trading Activities” primarily represent derivative activity associated with our gas reserves and synfuel operations. A substantial portion of the price risk associated with the gas reserves has been mitigated through 2013. Changes in the value of the hedges are recorded as “Assets or Liabilities from risk management and trading activities,” with an offset in other comprehensive income to the extent that the hedges are deemed effective. Oil-related derivative contracts have been executed to economically hedge cash flow risks related to underlying, non-derivative synfuel related positions through 2007. The amounts shown in the following tables exclude the value of the underlying gas reserves and synfuel proceeds including changes therein.

Roll-Forward of Mark-to-Market Energy Contract Net Assets
The following tables provide details on changes in our mark-to-market net asset or (liability) position during 2006:

					Other
	Trading Activities				Non-
	Proprietary	Structured	Economic		Trading
(in Millions)	Trading	Contracts	Hedges	Total	Activities	Total
MTM at December 31, 2005	$(108)	$(136)	$(110)	$(354)	$(140)	$(494)

Reclassed to realized upon settlement	(21)	83	57	119	92	211
Liquidation of in-the-money positions (1)	—	—	(123)	(123)	—	(123)
Changes in fair value recorded to income	(5)	35	140	170	(6)	164
Amortization of option premiums	114	(2)	—	112	(40)	72

Amounts recorded to unrealized income	88	116	74	278	46	324
Amounts recorded in OCI	—	14	—	14	(3)	11
Option premiums paid and other	11	4	—	15	73	88

MTM at December 31, 2006	$(9)	$(2)	$(36)	$(47)	$(24)	$(71)

(1)	In conjunction with our overall tax planning and cash initiatives, we monetized certain in-the-money contracts while simultaneously entering into at-the-market contracts with various counterparties. This had the impact of optimizing taxable income and cash flow while having minimal impact on earnings.
The following table provides a current and noncurrent analysis of “Assets and Liabilities from risk management and trading activities”, as reflected on the Consolidated Statement of Financial Position as of December 31, 2006. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

						Other
	Trading Activities					Non-	Total
	Proprietary	Structured	Economic			Trading	Assets
(in Millions)	Trading	Contracts	Hedges	Eliminations	Totals	Activities	(Liabilities)
Current assets	$62	$193	$108	$(57)	$306	$155	$461
Noncurrent assets	7	55	108	(7)	163	1	164

Total MTM assets	69	248	216	(64)	469	156	625

Current liabilities	(71)	(189)	(132)	57	(335)	(102)	(437)
Noncurrent liabilities	(7)	(61)	(120)	7	(181)	(78)	(259)

Total MTM liabilities	(78)	(250)	(252)	64	(516)	(180)	(696)

Total MTM net assets (liabilities)	$(9)	$(2)	$(36)	$—	$(47)	$(24)	$(71)

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
The table below shows the maturity of our MTM positions:

				2010
(in Millions)				and	Total Fair
Source of Fair Value	2007	2008	2009	Beyond	Value
Proprietary Trading	$(9)	$—	$—	$—	$(9)
Structured Contracts	4	(6)	(4)	4	(2)
Economic Hedges	(24)	(8)	(4)	—	(36)

Total Energy Trading Activities	(29)	(14)	(8)	4	(47)
Other Non-Trading Activities	53	(61)	(16)	—	(24)

Total	$24	$(75)	$(24)	$4	$(71)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.
The Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. Further, changes in the price of electricity can impact the level of exposure of Customer Choice programs and uncollectible expenses at the Electric Utility. In addition, changes in the price of natural gas can impact the valuation of lost gas, storage sales revenue and uncollectible expenses at the Gas Utility.
To limit our exposure to commodity price fluctuations, the Utility businesses have applied various approaches to manage this risk. The approaches include forward energy, capacity, storage and futures contracts, as well as regulatory rate-recovery mechanisms. Regulatory rate-recovery occurs in the form of PSCR and GCR mechanisms (see Note 1 of the Notes to Consolidated Financial Statements) and a tracking mechanism to mitigate some losses from customer migration due to electric Customer Choice programs.
The non-utility businesses have risk in conjunction with electricity, natural gas, crude oil and coal.
Our Power and Industrial Projects and Synthetic Fuel segments are subject to crude oil, electricity, natural gas and coal based product price risk. As previously discussed, production tax credits generated by DTE Energy’s synfuel, coke battery and landfill gas recovery operations are subject to phase-out if domestic crude oil prices reach certain levels. The benefits associated with tax credits may be subject to changes in federal tax law. Also, we have entered into a series of derivative contracts for 2007 to economically hedge the impact of oil prices on a portion of our synfuel cash flow. See Note 14 of the Notes to Consolidated Financial Statements. To limit our exposure to the other commodities we use forward energy, capacity and futures contracts.
Our Unconventional Gas Production business segment has exposure to natural gas and, to a lesser extent, crude oil price fluctuations. These commodity price fluctuations can impact both current year earnings and reserve valuations. To manage this exposure we use forward energy and futures contracts.
Our Energy Trading business segment has exposure to electricity, natural gas and crude oil price fluctuations. These risks are managed through its energy marketing and trading operations through the use of forward energy, capacity, storage and futures contracts, within pre-determined risk parameters.
Our Coal and Gas Midstream business segment has exposure to natural gas and coal price fluctuations. These coal price risks are managed primarily through its coal transportation and marketing operations through the use of forward coal and futures contracts. The Gas Midstream business unit manages its exposure through the sale of long-term storage and transportation contracts.
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
Energy Trading
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of December 31, 2006:

	Credit Exposure
	before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade (1)
A- and Greater	$526	$(126)	$400
BBB+ and BBB	111	—	111
BBB-	107	—	107

Total Investment Grade	744	(126)	618
Non-investment grade (2)	68	—	68
Internally Rated — investment grade (3)	104	—	104
Internally Rated — non-investment grade (4)	9	(4)	5

Total	$925	$(130)	$795

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures combined for this category represented 27% of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than 7% of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented 7% of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented less than 1% of the gross credit exposure.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2006, the Company has a floating rate debt to total debt ratio of approximately 18% (excluding securitized debt).
Foreign Currency Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency fluctuations, we have entered into a series of currency forward contracts through January 2011. Additionally, we may enter into fair value currency hedges to mitigate changes in the value of contracts or loans.

Summary of Sensitivity Analysis
We performed a sensitivity analysis to calculate the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2006 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations follow:

(in Millions)	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of
Gas Contracts	$(10)	$11	Commodity contracts
Power Contracts	$(17)	$17	Commodity contracts
Oil Contracts	$78	$(62)	Commodity options
Interest Rate Risk	$(314)	$339	Long-term debt
Foreign Currency Risk	$2	$(2)	Forward contracts

Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements and schedules are included herein.

Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
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
As part of the evaluation and assessment process, the Company has been improving the design and operating effectiveness of many entity-level and process-level controls. Control testing and remediation activities provide reasonable, but not absolute, assurance that a material weakness in internal control over financial reporting will be avoided. The inherent limitations of our current internal controls, a portion of which are manual by their nature, contribute to the potential for control deficiencies. Management does not believe any areas requiring further improvement constitute a material weakness in internal control over financial reporting as of December 31, 2006.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DTE Energy Company:
We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting, that DTE Energy Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2006 and for the year then ended, and the financial statement schedule; and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting principles related to accounting for defined benefit pension and other postretirement plans and share based payments.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DTE Energy Company:
We have audited the consolidated statement of financial position of DTE Energy Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, in connection with the required adoption of new accounting principles, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans and share based payments. As discussed in Note 1 to the consolidated financial statements, in connection with the required adoption of a new accounting principle, in 2005 the Company changed its method of accounting for asset retirement obligations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Detroit, Michigan
March 1, 2007

DTE Energy Company
Consolidated Statement of Operations

	Year Ended December 31
(in Millions, Except per Share Amounts)	2006	2005	2004
Operating Revenues	$9,022	$9,021	$7,069

Operating Expenses
Fuel, purchased power and gas	3,056	3,530	2,007
Operation and maintenance	3,696	3,792	3,355
Depreciation, depletion and amortization	1,014	868	739
Taxes other than income	321	274	312
Asset (gains) and losses, reserves and impairments, net	107	(390)	(219)

	8,194	8,074	6,194

Operating Income	828	947	875

Other (Income) and Deductions
Interest expense	526	519	516
Interest income	(47)	(57)	(55)
Other income	(61)	(68)	(81)
Other expenses	86	55	67

	504	449	447

Income Before Income Taxes and Minority Interest	324	498	428

Income Tax Provision (Note 9)	137	202	176

Minority Interest	(250)	(281)	(212)

Income from Continuing Operations	437	577	464

Loss from Discontinued Operations, net of tax (Note 4)	(5)	(37)	(33)

Cumulative Effect of Accounting Changes, net of tax (Notes 1, 3 and 17)	1	(3)	—

Net Income	$433	$537	$431

Basic Earnings per Common Share (Note 10)
Income from continuing operations	$2.46	$3.30	$2.69
Discontinued operations	(.03)	(.21)	(.19)
Cumulative effect of accounting changes	.01	(.02)	—

Total	$2.44	$3.07	$2.50

Diluted Earnings per Common Share (Note 10)
Income from continuing operations	$2.45	$3.28	$2.68
Discontinued operations	(.03)	(.21)	(.19)
Cumulative effect of accounting changes	.01	(.02)	—

Total	$2.43	$3.05	$2.49

Average Common Shares
Basic	177	175	173
Diluted	178	176	173

Dividends Declared per Common Share	$2.075	$2.06	$2.06
See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statement of Financial Position

	December 31
(in Millions)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$147	$88
Restricted cash (Note 1)	146	122
Accounts receivable (less allowance for doubtful accounts of $170 and $136, respectively)
Customer	1,427	1,746
Collateral held by others	68	286
Other	442	363
Accrued power and gas supply cost recovery revenue	117	186
Inventories
Fuel and gas	562	522
Materials and supplies	153	146
Deferred income taxes	245	257
Assets from risk management and trading activities	461	806
Other	193	160

	3,961	4,682

Investments
Nuclear decommissioning trust funds	740	646
Other	505	530

	1,245	1,176

Property
Property, plant and equipment	19,224	18,660
Less accumulated depreciation and depletion (Note 1)	(7,773)	(7,830)

	11,451	10,830

Other Assets
Goodwill	2,057	2,057
Regulatory assets (Note 6)	3,226	2,074
Securitized regulatory assets (Note 6)	1,235	1,340
Intangible assets	72	99
Notes receivable	164	409
Assets from risk management and trading activities	164	316
Prepaid pension assets	71	186
Other	139	166

	7,128	6,647

Total Assets	$23,785	$23,335

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statement of Financial Position

	December 31
(in Millions, Except Shares)	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,145	$1,187
Accrued interest	115	115
Dividends payable	94	92
Short-term borrowings	1,131	943
Current portion long-term debt, including capital leases	354	691
Liabilities from risk management and trading activities	437	1,089
Other	888	803

	4,164	4,920

Other Liabilities
Deferred income taxes	1,465	1,396
Regulatory liabilities (Notes 1 and 6)	765	715
Asset retirement obligations (Notes 1 and 7)	1,221	1,091
Unamortized investment tax credit	120	131
Liabilities from risk management and trading activities	259	527
Liabilities from transportation and storage contracts	157	317
Accrued pension liability	388	284
Accrued postretirement liability	1,414	406
Deferred gains from asset sales	36	188
Minority interest	42	92
Nuclear decommissioning (Note 7)	119	85
Other	312	334

	6,298	5,566

Long-Term Debt (net of current portion) (Notes 11 and 13)
Mortgage bonds, notes and other	5,918	5,234
Securitization bonds	1,185	1,295
Equity-linked securities	—	175
Trust preferred-linked securities	289	289
Capital lease obligations	82	87

	7,474	7,080

Commitments and Contingencies (Notes 2, 6, 7 and 15)

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 177,138,060 and 177,814,429 shares issued and outstanding, respectively	3,467	3,483
Retained earnings	2,593	2,557
Accumulated other comprehensive loss	(211)	(271)

	5,849	5,769

Total Liabilities and Shareholders’ Equity	$23,785	$23,335

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statement of Cash Flows

	Year Ended December 31
(in Millions)	2006	2005	2004
Operating Activities
Net income	$433	$537	$431
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	1,014	872	744
Deferred income taxes	28	147	129
Gain on sale of assets, net	(11)	(38)	(17)
Gain on sale of interests in synfuel projects	(38)	(367)	(219)
Impairment of synfuel projects	77	—	—
Partners’ share of synfuel project losses	(251)	(318)	(223)
Contributions from synfuel partners	197	243	141
Cumulative effect of accounting changes	(1)	3	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	8	(78)	9

Net cash from operating activities	1,456	1,001	995

Investing Activities
Plant and equipment expenditures – utility	(1,126)	(850)	(815)
Plant and equipment expenditures – non-utility	(277)	(215)	(89)
Acquisitions, net of cash acquired	(42)	(50)	—
Proceeds from sale of interests in synfuel projects	246	349	221
Proceeds from sale of assets, net	67	60	104
Restricted cash for debt redemptions	(21)	4	5
Proceeds from sale of nuclear decommissioning trust fund assets	253	201	254
Investment in nuclear decommissioning trust funds	(284)	(235)	(287)
Other investments	(10)	(66)	(74)

Net cash used for investing activities	(1,194)	(802)	(681)

Financing Activities
Issuance of long-term debt	612	869	736
Redemption of long-term debt	(687)	(1,266)	(759)
Short-term borrowings, net	291	437	33
Issuance of common stock	17	172	41
Repurchase of common stock	(61)	(13)	—
Dividends on common stock	(365)	(360)	(354)
Other	(10)	(6)	(9)

Net cash used for financing activities	(203)	(167)	(312)

Net Increase in Cash and Cash Equivalents	59	32	2
Cash and Cash Equivalents at Beginning of Period	88	56	54

Cash and Cash Equivalents at End of Period	$147	$88	$56

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Total

Balance, December 31, 2003	168,607	$3,109	$2,308	$(130)	$5,287

Net income	—	—	431	—	431
Issuance of new shares	5,671	223	—	—	223
Dividends declared on common stock	—	—	(357)	—	(357)
Repurchase and retirement of common stock	(69)	(3)	—	—	(3)
Pension obligations (Note 16)	—	—	—	7	7
Net change in unrealized losses on derivatives, net of tax	—	—	—	(15)	(15)
Net change in unrealized losses on investments, net of tax	—	—	—	(20)	(20)
Unearned stock compensation and other	—	(6)	1	—	(5)

Balance, December 31, 2004	174,209	3,323	2,383	(158)	5,548

Net income	—	—	537	—	537
Issuance of new shares	3,686	172	—	—	172
Dividends declared on common stock	—	—	(363)	—	(363)
Repurchase and retirement of common stock	(288)	(13)	—	—	(13)
Pension obligations (Note 16)	—	—	—	4	4
Net change in unrealized losses on derivatives, net of tax	—	—	—	(106)	(106)
Net change in unrealized losses on investments, net of tax	—	—	—	(11)	(11)
Unearned stock compensation and other	207	1	—	—	1

Balance, December 31, 2005	177,814	3,483	2,557	(271)	5,769

Net income	—	—	433	—	433
Issuance of new shares	411	17	—	—	17
Dividends declared on common stock	—	—	(368)	—	(368)
Repurchase and retirement of common stock	(1,283)	(32)	(29)	—	(61)
Adjustment to initially apply SFAS No. 158 (net of tax) (Note 16)	—	—	—	(38)	(38)
Pension obligations (Note 16)	—	—	—	3	3
Net change in unrealized losses on derivatives, net of tax	—	—	—	102	102
Net change in unrealized losses on investments, net of tax	—	—	—	(7)	(7)
Unearned stock compensation and other	196	(1)	—	—	(1)

Balance, December 31, 2006	177,138	$3,467	$2,593	$(211)	$5,849

The following table displays comprehensive income:

(in Millions)	2006	2005	2004
Net income	$433	$537	$431

Other comprehensive income (loss), net of tax:
Pension obligations, net of taxes of $2, $2 and $4 (Notes 6 and 16)	3	4	7

Net unrealized gains (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $3, $(78) and $(26)	6	(145)	(49)
Amounts reclassified to income, net of taxes of $52, $21 and $18	96	39	34

	102	(106)	(15)

Net unrealized losses on investments:
Losses arising during the period, net of taxes of $(4), $(3) and $(3)	(7)	(6)	(5)
Amounts reclassified to income, net of taxes of $-, $(2) and $(8)	—	(5)	(15)

	(7)	(11)	(20)

Comprehensive income	$531	$424	$403

See Notes to Consolidated Financial Statements

DTE Energy Company
Notes to Consolidated Financial Statements
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Corporate Structure
DTE Energy owns the following businesses:
•	The Detroit Edison Company (Detroit Edison), an electric utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.2 million customers in southeast Michigan;

•	Michigan Consolidated Gas Company (MichCon), a natural gas utility engaged in the purchase, storage, transmission and distribution and sale of natural gas to approximately 1.3 million customers throughout Michigan; and

•	Other non-utility subsidiaries engaged in a variety of energy related businesses such as coal transportation and marketing, and gas storage and transportation, natural gas exploration and production, power and industrial projects, energy marketing and trading and synthetic fuel.
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
Detroit Edison’s accrued revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. MichCon’s accrued revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism. Annual PSCR and GCR proceedings before the MPSC permit Detroit Edison and MichCon to recover prudent and reasonable supply costs. Any overcollection or undercollection of costs, including interest, will be reflected in future rates. See Note 6.
Non-utility businesses recognize revenues as services are provided and products are delivered. Our Energy Trading segment records in revenues net unrealized derivative gains and losses on energy trading contracts, including those to be physically settled.
Comprehensive Income
Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income at December 31, 2006 include: unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, minimum pension liabilities and pension and postretirement costs. As a result of the adoption of SFAS No. 158 effective December 31, 2006, the minimum pension liability is no longer recognized. Pension and postretirement costs consisting of deferred actuarial losses, prior service costs and transition amounts related to the pension and postretirement plans were recorded pursuant to SFAS No. 158.

	Net	Net		Accumulated
	Unrealized	Unrealized	Pension and	Other
	Losses on	Gains on	Postretirement	Comprehensive
(in Millions)	Derivatives	Investments	Obligations	Loss
Beginning balances	$(206)	$22	$(87)	$(271)
Current-period change	102	(7)	3	98
Adjustment to initially apply SFAS No. 158 (net of tax)	—	—	(38)	(38)

Ending balance	$(104)	$15	$(122)	$(211)

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
Gas inventory at MichCon is determined using the last-in, first-out (LIFO) method. At December 31, 2006, the replacement cost of gas remaining in storage exceeded the $77 million LIFO cost by $236 million. During 2006, MichCon liquidated 5.1 billion cubic feet of prior years’ LIFO layers. The liquidation reduced 2006 cost of gas by approximately $1 million, but had no impact on earnings as a result of the GCR mechanism. At December 31, 2005, the replacement cost of gas remaining in storage exceeded the $119 million LIFO cost by $496 million. During 2004, MichCon liquidated 5.7 billion cubic feet of prior years’ LIFO layers. The liquidation reduced 2004 cost of gas by approximately $7 million, but had no impact on earnings as a result of the GCR mechanism.
Our Energy Trading segment uses the average cost method for its gas in inventory.

Property, Retirement and Maintenance, and Depreciation and Depletion
Summary of property by classification as of December 31:

(in Millions)	2006	2005
Property, Plant and Equipment
Electric Utility
Generation	$7,667	$7,375
Distribution	6,249	6,041

Total Electric Utility	13,916	13,416

Gas Utility
Distribution	2,175	2,098
Storage	245	237
Other	985	929

Total Gas Utility	3,405	3,264

Non-utility and Other	1,903	1,980

Total Property, Plant and Equipment	19,224	18,660

Less Accumulated Depreciation and Depletion
Electric Utility
Generation	(3,410)	(3,439)
Distribution	(2,170)	(2,156)

Total Electric Utility	(5,580)	(5,595)

Gas Utility
Distribution	(926)	(891)
Storage	(108)	(104)
Other	(513)	(481)

Total Gas Utility	(1,547)	(1,476)

Non-utility and Other	(646)	(759)

Total Accumulated Depreciation and Depletion	(7,773)	(7,830)

Net Property, Plant and Equipment	$11,451	$10,830

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction. The cost of properties retired, less salvage value, at Detroit Edison and MichCon is charged to accumulated depreciation.
Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2. Approximately $16 million of expenses related to the anticipated Fermi 2 refueling outage scheduled for 2007 were accrued at December 31, 2006. Amounts are being accrued on a pro-rata basis over an 18-month period that began in May 2006. We have utilized the accrue-in-advance policy for nuclear refueling outage costs since the Fermi 2 plant was placed in service in 1988. This method matches the regulatory recovery of these costs in rates set by the MPSC. See Note 3.
We base depreciation provisions for utility property at Detroit Edison and MichCon on straight-line and units of production rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.3% in 2006, 3.4% in 2005 and 2004. The composite depreciation rate for MichCon was 2.8%, 3.2% and 3.6% in 2006, 2005, and 2004, respectively.

The average estimated useful life for each major class of utility property, plant and equipment as of December 31, 2006 follows:

Estimated Useful Lives in Years
Utility	Generation	Distribution	Transmission
Electric	40	37	N/A
Gas	N/A	37	40
Non-utility property is depreciated over its estimated useful life using straight-line, declining-balance or units-of-production methods. The estimated useful lives for major classes of non-utility assets and facilities ranges from 20 to 40 years.
We credit depreciation, depletion and amortization expense when we establish regulatory assets for stranded costs related to the electric Customer Choice program and deferred environmental expenditures. We charge depreciation, depletion and amortization expense when we amortize the regulatory assets. We credit interest expense to reflect the accretion income on certain regulatory assets.
Intangible assets relating to capitalized software are classified as Property, Plant and Equipment and the related amortization is included in Accumulated Depreciation and Depletion on the Consolidated Statement of Financial Position. We capitalize the costs associated with computer software we develop or obtain for use in our business. We amortize intangible assets on a straight-line basis over the expected period of benefit, ranging from 5 to 20 years. Intangible assets amortization expense was $37 million in 2006, $41 million in 2005 and $43 million in 2004. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2006 were $503 million and $108 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2005 were $470 million and $168 million, respectively. Amortization expense of intangible assets is estimated to be $46 million annually for 2007 through 2011.
Asset Retirement Obligations
We have recorded asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. We have a legal retirement obligation for the decommissioning costs for our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have legal retirement obligations for the synthetic fuel operations, gas production facilities, gas gathering facilities and various other operations. We have conditional retirement obligations for gas pipeline retirement costs and disposal of asbestos at certain of our power plants. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations, and disposal costs for PCB contained within transformers and circuit breakers.
For our regulated operations, the adoptions of SFAS No. 143 and FIN 47 resulted primarily in timing differences in the recognition of legal asset retirement costs that we are currently recovering in rates. We defer such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
As a result of adopting FIN 47 on December 31, 2005, we recorded a plant asset of $26 million with offsetting accumulated depreciation of $14 million, and an asset retirement obligation liability of $124 million. We also recorded a cumulative effect amount related to utility operations as a reduction to a regulatory liability of $108 million and a cumulative effect charge against earnings of $3 million, after-tax in 2005.
No liability has been recorded with respect to lead-based paint, as the quantities of lead-based paint in our facilities are unknown. In addition, there is no incremental cost to demolitions of lead-based paint facilities vs. non-lead based paint facilities and no regulations currently exist requiring any type of special disposal of items containing lead-based paint.
Ludington Hydroelectric Power Plant has an indeterminate life and no legal obligation currently exists to decommission the plant at some future date. Substations, manholes and certain other distribution assets within Detroit Edison have an indeterminate life, therefore, no asset retirement liability has been recorded for these assets.
A reconciliation of the asset retirement obligations for 2006 follows:

(in Millions)
Asset retirement obligations at January 1, 2006	$1,091
Accretion	72
Liabilities incurred	6
Liabilities settled	(7)
Revision in estimated cash flows	59

Asset retirement obligations at December 31, 2006	$1,221

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
Intangible Assets
We have certain intangible assets relating to non-utility contracts and emission allowances. We amortize intangible assets on a straight-line basis over the expected period of benefit, ranging from 5 to 26 years. Intangible assets amortization expense was $5 million in 2006, $2 million in 2005 and $1 million in 2004. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2006 were $80 million and $8 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2005 were $102 million and $3 million, respectively. Amortization expense of intangible assets is estimated to be $5 million annually for 2007 through 2011.

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
Investments in Debt and Equity Securities
We generally classify investments in debt and equity securities as either trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of nuclear decommissioning-related investments are recorded as adjustments to regulatory assets or liabilities. Our investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value. See Note 7.
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
Consolidated Statement of Cash Flows
A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statement of Cash Flows follows:

(in Millions)	2006	2005	2004
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$441	$(633)	$11
Accrued GCR revenue	120	(16)	(35)
Inventories	(49)	(6)	(40)
Recoverable pension and postretirement costs	(1,184)	61	(20)
Accrued/Prepaid pensions	218	17	88
Accounts payable	(68)	290	266
Accrued PSCR refund	(101)	(127)	112
Exchange gas payable	—	5	(43)
Income taxes payable	46	(38)	(170)
General taxes	3	(11)	(14)
Risk management and trading activities	(518)	353	(64)
Postretirement obligation	1,008	132	29
Other assets	(134)	(9)	75
Other liabilities	226	(96)	(186)

	$8	$(78)	$9

Supplementary cash and non-cash information for the years ended December 31, were as follows:

(in Millions)	2006	2005	2004
Cash Paid for:
Interest (excluding interest capitalized)	$526	$516	$517
Income taxes	$89	$80	$203
Noncash Investing and Financing Activities
Notes received from sale of synfuel projects	$—	$20	$214
Common stock contribution to pension plan	$—	$—	$170
Sale of assets
Note receivable	$—	$47	$—
Other assets	$—	$45	$—
We entered into a margin loan facility with an affiliate of the clearing agent of a commodity exchange in lieu of posting additional cash collateral (a non-cash transaction). The amount outstanding under the Facility was $103 million as of December 31, 2005. In October 2006, we changed our clearing agent and entered into a new demand financing agreement for up to $150 million. The amount outstanding under this new agreement was $23 million at December 31, 2006. See Note 12.
In October 2006, we purchased the lessor interest in the 66 Bcf Washington 10 gas storage field. Prior to the purchase, we leased the storage rights and lease obligations which were recorded as operating leases. The acquisition resulted in a cash payment of approximately $13 million and the assumption of approximately $133 million of project related debt that was recorded on our Consolidated Statement of Financial Position. See Note 11.

Asset (gains) and losses, reserves and impairments, net
The following items are included in the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations:

(in Millions)
Description	2006	2005	2004
Synfuel (Gains) Losses, Reserves and Impairments
Gains recognized for fixed payments	$(43)	$(132)	$(95)
Gains recognized for variable payments	(14)	(187)	(136)
Reserves for contractual partners’ obligations	79	—	—
Other reserves and impairments, including partners’ share	78	—	—
Hedges (mark-to-market)	(60)	(48)	12

Synfuels (net)	40	(367)	(219)

Other Non-utility impairments:
Waste coal recovery	19	—	—
Landfill gas recovery	14	—	—
Power generation	42	—	—

	75	—	—
Electric utility sale of land	(6)	(26)	—
Other	(2)	3	—

	$107	$(390)	$(219)

See the following notes for other accounting policies impacting our financial statements:

Note	Title
3	New Accounting Pronouncements
6	Regulatory Matters
9	Income Taxes
14	Financial and Other Derivative Instruments
16	Retirement Benefits and Trusteed Assets
17	Stock-based Compensation
NOTE 2 – SYNFUEL OPERATIONS
Synthetic Fuel Operations
We are the operator of nine synthetic fuel production facilities throughout the United States. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable Internal Revenue Service rules. Production tax credits are provided for the production and sale of solid synthetic fuels produced from coal. To qualify for the production tax credits, the synthetic fuel must meet three primary conditions: (1) there must be a significant chemical change in the coal feedstock, (2) the product must be sold to an unaffiliated entity, and (3) the production facility must have been placed in service before July 1, 1998. Through December 31, 2006, we have generated and recorded approximately $580 million in production tax credits.
To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels from alternative sources. This incentive is not deemed necessary if the price of oil increases and provides significant market incentives for the production of these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. We project the yearly average wellhead price per barrel of oil for the year to be approximately $6 lower than the New York Mercantile Exchange (NYMEX) price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2006, we estimate the threshold price at which the tax credit would begin to be reduced is $55 per barrel and would be completely phased out if the Reference Price reached $69 per barrel. As of December 31, 2006, the realized NYMEX daily closing price of a barrel of oil was approximately $66 for 2006, equating to an estimated Reference Price of $60, which we estimate to be within the phase-out range.
To mitigate the effect of a potential phase-out and minimize operating losses we idled production at all nine of the synthetic fuel facilities that we operate on May 12, 2006. The decision to idle synfuel production was driven by the level and volatility of oil prices at that time. During the idle period, we took various steps to reduce our oil price exposure, including, renegotiation of a significant number of commercial agreements. Beginning September 5, 2006 through October 4, 2006, we resumed production at each of the nine synfuel facilities due to these amended commercial agreements and declines in the level of oil prices.
Gains (Losses) from Sale of Interests in Synthetic Fuel Facilities
Through December 2006, we have sold interests in all of the synthetic fuel production plants, representing approximately 91% of our total production capacity. Proceeds from the sales are contingent upon production levels, the production qualifying for production tax credits, and the value of such credits. Production tax credits are subject to phase-out if domestic crude oil prices reach certain levels. We recognize gains from the sale of interests in the synfuel facilities as synfuel is produced and sold, and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectibility is reasonably assured. Until the gain recognition criteria are met, gains from selling interests in synfuel facilities are deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that no tax credit phase-out will occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters of a calendar year. We have recorded a pre-tax loss of $40 million in 2006 and pre-tax gains of $367 million and $219 million in 2005 and 2004, respectively, from the sale of interests in synthetic fuel facilities, net of reserves and impairments.
The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments, is not subject to refund, and is recognized as a gain when earned and collectibility is assured. The variable component is based on an estimate of tax credits allocated to our partners and is subject to refund based on the annual oil price phase-out. The variable component is recognized as a gain only when the probability of refund is considered remote and collectibility is assured. Additionally, our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range. We recorded reserves for contractual partners’ obligations of $79 million in 2006.
Derivative Instruments - Commodity Price Risk
To manage our exposure to the risk of an increase in oil prices that could substantially reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years’ average NYMEX trading prices for light, sweet crude oil in relation to the strike prices of each option. These contracts are based on various terms to take advantage of favorable oil price movements. The agreements do not qualify for hedge accounting, therefore, the changes in the fair value of the options are recorded currently in earnings. The fair value changes shown below are recorded as adjustments to the gain from selling interests in synfuel facilities and are included in the Asset gains and losses, reserves and impairments, net line item in the Consolidated Statement of Operations.

(in Millions)	2006	2005	2004
Hedge (gains) losses (mark-to-market)
Hedges for 2005 exposure	$—	$(2)	$12
Hedges for 2006 exposure	(66)	(40)	—
Hedges for 2007 exposure	6	(6)	—

	$(60)	$(48)	$12

Impairments and Reserves
In 2006, we determined that certain assets related to our synfuel operations were impaired. The decision to record an impairment was based on the level and volatility of oil prices and the ability of the synfuel operations to generate production tax credits. In 2006, we recorded a pre-tax loss of $157 million within the Asset (gains) and losses, reserves and impairments, net, line item in the Consolidated Statement of Operations. The loss consists of two components; $78 million for synfuel related fixed asset impairment and inventory write-down and $79 million for a reserve for capital contributions related to operating losses. We based the impairment decision on an analysis of the undiscounted cash flows from the use and eventual disposition of the assets and determined that the carrying amount of the assets exceeded their expected fair value. The income impact of the fixed asset impairment and inventory write-down was partially offset by $70 million, representing our partners’ share of the asset write down, included in the Minority Interest line in the Consolidated Statement of Operations.
Guarantees
We have provided certain guarantees and indemnities in conjunction with the sales of interests in our synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statute of limitations. We estimate that our maximum potential liability under these guarantees at December 31, 2006 is $2.4 billion. At December 31, 2006, we have reserved $181 million of our maximum potential liability primarily representing the possible refund of certain payments made by our synfuel partners.
NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 – Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Additionally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 effective January 1, 2007. We do not expect the adoption to have a material impact to the January 1, 2007 balance of retained earnings.

Fair Value Accounting
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair- value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined the impact on the consolidated financial statements.
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
The requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements was effective for fiscal years ending after December 15, 2006, and we adopted this portion of the standard on December 31, 2006. We requested and received agreement from the MPSC to record the additional liability amounts for Detroit Edison and MichCon on the balance sheet as a regulatory asset.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. We currently use a November 30 measurement date. We have not yet determined which of the available transition measurement options we will use.
See Note 16.
Accounting for Planned Major Maintenance
In September 2006, the FASB issued its Staff Position (FSP), AUG AIR-1, Accounting for Planned Major Maintenance Activities. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We have historically charged expenditures for maintenance and repairs to expense as they were incurred, with the exception of Fermi 2, where we have utilized the accrue-in-advance policy for nuclear refueling outage costs since the plant was placed in service in 1988. We adopted this FSP on December 31, 2006. Although this FSP prohibits use of the accrue-in-advance method, we will continue to use it to account for the cost of Fermi 2 refueling outages because it matches the regulatory recovery of these costs in rates set by the MPSC and, therefore is in compliance with the requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The adoption of FSP AUG AIR-1 had no income impact on our financial statements. See Note 6.

Quantifying Misstatements
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concluded in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. We adopted this SAB effective December 31, 2006. Based on our assessment we identified no errors that would require an adjustment to current or prior financial statements; therefore, the adoption of SAB 108 had no financial statement impact.
Stock Based Compensation
We adopted SFAS No. 123(R), Share Based Payments effective January 1, 2006. Previously we had been following the recognition and measurement principles of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and followed the nominal vesting period approach for awards with retirement eligibility provisions. See Note 17 for the effects of the adoption of SFAS No. 123(R).
NOTE 4 – DISCONTINUED OPERATIONS
DTE Georgetown (Georgetown)
We own Georgetown, an 80 MW natural gas-fired peaking electric generating plant. In the fourth quarter of 2006, management approved the marketing of Georgetown for sale. In December 2006, Georgetown met the SFAS No. 144 criteria of an asset “held for sale” and we reported its operating results as a discontinued operation. We did not recognize an impairment loss since the net book value of Georgetown’s assets, less costs to sell approximated its fair value. As of December 31, 2006, Georgetown’s assets are $23 million and its liabilities are $1 million. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007.
As shown in the following table, we have reported the business activity of Georgetown as a discontinued operation. The amounts exclude general corporate overhead costs:

	Year Ended December 31
(in Millions)	2006	2005	2004
Revenues (1)	$1	$1	$2
Expenses	3	2	7

Loss before income taxes	(2)	(1)	(5)
Income tax benefit	—	—	(2)

Loss from discontinued operations	$(2)	$(1)	$(3)

(1)	Includes intercompany revenues of $1 million for 2006, 2005 and 2004.
DTE Energy Technologies (Dtech)
We own Dtech, which assembled, marketed, distributed and serviced distributed generation products, provided application engineering, and monitored and managed on-site generation system operations. In July 2005, management approved the restructuring of this business resulting in the identification of certain assets and liabilities to be sold or abandoned, primarily associated with standby and continuous duty generation sales and service. The systems monitoring business is planned to be retained by the Company.
During the third quarter of 2005, the restructuring plan met criteria to classify the assets as “held for sale.” Accordingly, we recognized a net of tax restructuring loss of $23 million during the third quarter of 2005 primarily representing the write down to fair value of the assets of Dtech, less costs to sell, and the write-off of goodwill of $16 million. At December 31, 2006, Dtech had liabilities of $3 million.
As shown in the following table, we have reported the business activity of Dtech as a discontinued operation. The amounts exclude general corporate overhead costs and operations that are to be retained. We expect continued legal and warranty expenses in 2007 related to Dtech’s operations prior to July 2005.

	Year Ended December 31
(in Millions)	2006	2005	2004
Revenues (1)	$1	$18	$43
Expenses	6	67	70

Loss before income taxes	(5)	(49)	(27)
Income tax benefit	(2)	(14)	(9)

Loss from discontinued operations	$(3)	$(35)	$(18)

(1)	Includes intercompany revenues of $6 million for 2005 and $5 million for 2004.
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
NOTE 5 – OTHER IMPAIRMENTS AND RESTRUCTURING
Other Impairments
Waste Coal Recovery
In 2006, our Power and Industrial Projects segment impaired its investment in proprietary technology used to refine waste coal. The fixed assets at our development operation were impaired due to continued operating losses and negative cash flow. In addition, we impaired all our patents related to waste coal technology. We calculated the expected undiscounted cash flows from the use and eventual disposition of the assets, which indicated that the carrying amount of the assets was not recoverable. We determined the fair value of the assets utilizing a discounted cash flow technique. Through December 31, 2006, we have recorded a pre-tax impairment loss of $19 million within the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations.

Landfill Gas Recovery
In 2006, our Power and Industrial Projects segment recorded a pre-tax impairment loss of $14 million at our landfill gas recovery unit relating to the write-down of assets at several landfill sites. The fixed assets were impaired due to continued operating losses and the oil price-related phase-out of production tax credits. The impairment was recorded within the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations. We calculated the expected undiscounted cash flows from the use and eventual disposition of the assets, which indicated that the carrying amount of certain assets was not recoverable. We determined the fair value of the assets utilizing a discounted cash flow technique.
Non-Utility Power Generation
In 2006, our Power and Industrial Projects segment recorded a pre-tax impairment loss totaling $74 million for its investments in two natural gas-fired electric generating plants.
A loss of $42 million related to a 100% owned plant is recorded within the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations. The generating plant was impaired due to continued operating losses and the September 2006 delisting by MISO, resulting in the plant no longer providing capacity for the power grid. We calculated the expected undiscounted cash flows from the use and eventual disposition of the plant, which indicated that the carrying amount of the plant was not recoverable. We determined the fair value of the plant utilizing a discounted cash flow technique.
A loss of $32 million related to a 50% equity interest in a peaking, gas-fired electric generating plant is recorded within the Other (income) and deductions, other expenses line in the Consolidated Statement of Operations. The investment was impaired due to continued operating losses and the expected sale of the investment. We determined the fair value of the plant utilizing a discounted cash flow technique, which indicated that the carrying amount of the investment exceeded its fair value.
Restructuring – Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. Specifically, we began a series of focused improvement initiatives within our Electric and Gas Utilities, and associated corporate support functions. We expect this process will be carried out over a two to three year period beginning in 2005.
We have incurred CTA for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, in 2006, Detroit Edison deferred approximately $102 million of CTA. Detroit Edison will begin amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established. See Note 6.

Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statement of Operations. Deferred amounts are recorded in the Regulatory asset line on the Consolidated Statement of Financial Position. Expenses incurred in 2006 are as follows:

(in Millions)	Employee
Business Segment	Severance Costs	Other Costs	Total Costs
Costs incurred:
Electric Utility	$51	$56	$107
Gas Utility	17	7	24
Other	2	1	3

Total costs	70	64	134

Less amounts deferred or capitalized:
Electric Utility	51	56	107

Amounts expensed	$19	$8	$27

A liability for future CTA associated with the Performance Excellence Process has not been recognized because we have not met the recognition criteria of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
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

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

(in Millions)	2006	2005
Assets
Securitized regulatory assets	$1,235	$1,340

Recoverable income taxes related to securitized regulatory assets	$677	$734
Recoverable pension and postretirement costs	1,728	544
Asset retirement obligation	236	196
Other recoverable income taxes	100	104
Recoverable costs under PA 141
Net stranded costs	—	112
Excess capital expenditures	22	22
Deferred Clean Air Act expenditures	67	82
Midwest Independent System Operator charges	48	56
Electric Customer Choice implementation costs	78	98
Enhanced security costs	13	13
Unamortized loss on reacquired debt	69	73
Deferred environmental costs	40	34
Accrued PSCR/GCR revenue	117	186
Recoverable uncollectibles expense	45	11
Cost to achieve Performance Excellence Process	102	—
Enterprise Business Systems costs	9	—
Other	3	6

	3,354	2,271
Less amount included in current assets	(128)	(197)

	$3,226	$2,074

Liabilities
Asset removal costs	$576	$567
Accrued pension	72	23
Safety and training cost refund	3	—
Accrued PSCR/GCR refund	81	129
Refundable income taxes	114	125
Fermi 2 refueling outage	16	25
Other	2	2

	864	871
Less amount included in current liabilities	(99)	(156)

	$765	$715

ASSETS
•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Recoverable pension and postretirement costs — The traditional rate setting process allows for the recovery of pension and postretirement costs as measured by generally accepted accounting principles. In 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. See Note 16.

•	Asset retirement obligation — Asset retirement obligations were recorded pursuant to adoption of SFAS No. 143 in 2003 and FIN 47 in 2005. These obligations are primarily for Fermi 2 decommissioning costs that are recovered in rates.

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes receivable and amounts previously reflected in Detroit Edison’s rates.

•	Net stranded costs — PA 141 permits, after MPSC authorization, the recovery of and a return on fixed cost deficiency associated with the electric Customer Choice program. Net stranded costs occurred when fixed cost related revenues did not cover the fixed cost revenue requirements.

•	Excess capital expenditures — Starting in 2004, PA 141 permits, after MPSC authorization, the recovery of and a return on capital expenditures that exceed a base level of depreciation expense.

•	Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

•	Midwest Independent System Operator charges — PA 141 permits, after MPSC authorization, the recovery of and a return on charges from a regional transmission operator such as the Midwest Independent System Operator.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Enhanced security costs — PA 609 of 2002 permits, after MPSC authorization, the recovery of enhanced security costs for an electric generating facility.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with Gas Utility’s former MGP sites.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Recoverable uncollectibles expense — MichCon receivable for the MPSC approved uncollectible expense true-up mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization. Of the total amount deferred, $11 million represents 2005 expenses and is expected to be recovered during 2007. The remainder relates to 2006 expense, the recovery period of which will be determined upon receipt of an MPSC order.

•	Cost to achieve Performance Excellence Process (PEP) – The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred. See Note 5.

•	Enterprise Business Systems (EBS) Costs – Starting in 2006, the MPSC approved the deferral of up to $60 million of certain EBS costs that would otherwise be expensed.
LIABILITIES
•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Accrued pension — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

•	Safety and training cost refund – The MPSC ordered the refund of unspent costs which were included in the Company’s rate structure.

•	Accrued PSCR refund — Payable for the temporary over-recovery of and a return on power supply costs, and beginning with the MPSC’s November 2004 rate order, transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR Refund - Liability for the temporary over-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Fermi 2 refueling outage – Liability for refueling outage at Fermi 2 pursuant to MPSC authorization. See Note 3.
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
MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC cited certain changes that had occurred since the November 2004 order in Detroit Edison’s last general rate case, or were expected to occur. These changes included: declines in electric Customer Choice program participation, expiration of the residential rate caps, and projected reductions in Detroit Edison operating costs. The show cause filing was to reflect sales, costs and financial conditions that were expected to occur by 2007. On June 1, 2006, Detroit Edison filed its response explaining why its electric rates should not be reduced in 2007. Detroit Edison indicated that it will have a revenue deficiency of approximately $45 million beginning in 2007 due to significant capital investments over the next several years for infrastructure improvements to enhance electric service reliability and for mandated environmental expenditures. The impacts of these investments will be partially offset by efficiency and cost-savings measures that have been initiated. Therefore, Detroit Edison requested that the show cause proceeding allow for rate increase adjustments based on the combined effects of investment expenditures and cost-savings programs. The MPSC denied this request and indicated that a full review of rates will be made in Detroit Edison’s next general rate case, which is due to be filed by July 1, 2007.
The MPSC issued an order approving a settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until the later of March 31, 2008 or 12 months from the filing date of Detroit Edison’s next general rate case, rates will be reduced by an additional $26 million, for a total reduction of $79 million. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process. The settlement agreement provides for some level of realignment of the existing rate structure by allocating a larger percentage share of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
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
Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, Detroit Edison and MichCon filed applications with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. Detroit Edison and MichCon sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. Detroit Edison and MichCon anticipate that the Performance Excellence Process will be carried out over a two to three year period beginning in 2006. Detroit Edison’s CTA is estimated to total between $160 million and $190 million. MichCon’s CTA is estimated to total between $55 million and $60 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison recorded the deferred CTA costs of $102 million as a regulatory asset and will begin amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
Electric Industry Restructuring
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
2004 PSCR Reconciliation and 2004 Net Stranded Cost Case
In accordance with the MPSC’s directive in Detroit Edison’s November 2004 rate order, in March 2005, Detroit Edison filed a joint application and testimony in its 2004 PSCR Reconciliation Case and its 2004 Net Stranded Cost Recovery Case. In September 2006, the MPSC issued an order recognizing $19 million of 2004 net stranded costs that required Detroit Edison to write off $112 million of 2004 net stranded costs. The MPSC order resulted in a $39 million reduction in the 2004 PSCR over-collection by allowing Detroit Edison to retain the benefit of third party wholesale sales required to support the electric Customer Choice program and to offset the recognition of the $19 million of 2004 stranded costs. The MPSC order also resulted in reductions to accrued interest on the 2004 and 2005 PSCR amounts of $15 million. The MPSC directed Detroit Edison to include the remaining 2004 PSCR over-collection amount and related interest in the 2005 PSCR Reconciliation which is in an under-collected position. The order resulted in a reduction of pre-tax income of approximately $58 million.
Securitization
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
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At December 31, 2006, approximately $9 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets will be amortized over a 15-year period, pursuant to MPSC authorization.
Power Supply Costs Recovery Proceedings
2005 Plan Year – In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. The revised filing seeks approval of a levelized PSCR factor of up to 0.48 mills per kWh above the new base rates established in the final electric rate order. Included in the factor were power supply costs, transmission expenses and nitrogen oxide (NOx) emission allowance costs. Detroit Edison self-implemented a factor of negative 2.00 mills per kWh on January 1, 2005. Effective June 1, 2005, Detroit Edison began billing the maximum allowable factor of 0.48 mills per kWh due to increased power supply costs. In September 2005, the MPSC approved Detroit Edison’s 2005 PSCR plan case. At December 31, 2005, Detroit Edison has recorded an under-recovery of approximately $144 million related to the 2005 plan year. In March 2006, Detroit Edison filed its 2005 PSCR reconciliation. The filing sought approval for recovery of approximately $144 million from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR Plan Year Reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based upon their contributions to pension expense during the subject periods. The September 2006 order in the Company’s 2004 PSCR Reconciliation and Stranded Cost proceeding directed the Company to roll the entire 2004 PSCR over-collection amount to the Company’s 2005 PSCR Reconciliation, thereby reducing the Company’s 2005 PSCR Reconciliation under-collection amount for commercial and industrial customers to $64 million. An order is expected in the first half of 2007.
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are fuel and power supply costs, including transmission expenses, Midwest Independent Transmission System Operator (MISO) market participation costs, and NOx emission allowance costs. The Company’s PSCR Plan includes a matrix which provides for different maximum PSCR factors contingent on varying electric Customer Choice sales levels. The plan also includes $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requests MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and a fuel additive. In conjunction with DTE Energy’s sale of its transmission assets to ITC Transmission in February 2003, the FERC froze ITC Transmission’s rates through December 2004. In approving the sale, FERC authorized ITC Transmission’s recovery of the difference between the revenue it would have collected and the actual revenue collected during the rate freeze period. This amount is estimated to be $66 million which is to be included in ITC Transmission’s rates over a five-year period beginning June 1, 2006. This increased Detroit Edison’s transmission expense in 2006 by approximately $7 million. The MPSC authorized Detroit Edison in 2004 to recover transmission expenses through the PSCR mechanism.
In December 2005, the MPSC issued a temporary order authorizing the Company to begin implementation of maximum quarterly PSCR factors on January 1, 2006. The quarterly factors reflect a downward adjustment in the Company’s total power supply costs of approximately 2% to reflect the potential variability in cost projections. The quarterly factors will allow the Company to more closely track the costs of providing electric service to our customers and, because the non-summer factors are well below those ordered for the summer months, effectively delay the higher power supply costs to the summer months at which time our customers will not be experiencing large expenditures for home heating. The MPSC did not adopt the Company’s request to recover its projected 2005 PSCR under-collection associated with commercial and industrial customers nor did it adopt the Company’s request to implement contingency factors based upon the Company’s increased costs associated with providing electric service to returning electric Customer Choice customers. The MPSC deferred both of those Company proposals to the final order on the Company’s entire 2006 PSCR Plan. In September 2006, the MPSC issued an order in this case that approved the inclusion of sulfur dioxide emission allowance expense in the PSCR, determined that fuel additive expense should not be included in the PSCR based upon its impact on maintenance expense, found the Company’s determination of third party sales revenues to be correct, and allowed the Company to increase its PSCR factor for the balance of the year in an effort to reverse the effects of the previously ordered temporary reduction. The MPSC declined to rule on the Company’s requests to include mercury emission allowance expense in the PSCR or its request to include prior PSCR over/(under) recoveries in future year PSCR plans. We have filed a petition for re-hearing. In December 2006, Detroit Edison was granted its request to include its updated projection ($81 million) of its 2006 PSCR undercollection in its 2007 PSCR plan. In addition, Detroit Edison was granted the authority to include all PSCR over/ (under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts.
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan includes $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application includes a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR Plan includes fuel and power supply costs, including NOx and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. The Company will begin to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007.
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

Uncollectible Expense Tracker Mechanism and Report of Safety and Training-Related Expenditures
In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense tracking mechanism for 2005. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses totaled $60 million. The tracker mechanism allows MichCon to recover ninety percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. In December 2006, the MPSC issued an order authorizing MichCon to implement the Uncollectible Expense True-up Mechanism (UETM) monthly surcharge for service rendered on and after January 1, 2007. As part of the March 2006 application with the MPSC, MichCon filed a review of the 2005 annual safety and training - related expenditures. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rata amounts included in base rates and based on the under-recovered position, recommended no refund at this time. In the December 2006 order, the MPSC also approved MichCon’s 2005 safety and training report. As of December 31, 2006, MichCon is in a $3 million over-recovery position for safety and training costs.
Gas Cost Recovery Proceedings
2004 Plan Year - In September 2003, MichCon filed its 2004 GCR plan case proposing a maximum GCR factor of $5.36 per Mcf. MichCon agreed to switch from a calendar year to an operational year as a condition of its settlement in the 2003 GCR plan case. The operational GCR year runs from April to March of the following year. To accomplish the switch, the 2004 GCR plan reflected a 15-month transitional period, January 2004 through March 2005. Under this transition proposal, MichCon filed two reconciliations pertaining to the transition period; one in June 2004 addressing January through March 2004, one filed in June 2005 addressing the remaining April 2004 through March 2005 period and consolidating the two for purposes of the case. The June 2005 filing supported the $46 million under-recovery with interest MichCon had accrued for the period ending March 31, 2005. In March 2006, MPSC Staff filed testimony recommending an adjustment to the accounting treatment of the injected base gas remaining in the New Haven storage field when it was sold in early 2004 that would result in a $3 million reduction to MichCon’s accrued underrecovery. In June 2006, an MPSC Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) recommending an approximately $43 million under-recovery. MichCon recorded the $3 million reduction to the 2004 underrecovery in the second quarter of 2006. The MPSC issued an order in August 2006 authorizing MichCon to roll a $42 million net underrecovery, including interest, into its 2005 – 2006 GCR reconciliation. This order disallowed $0.3 million related to the sale of storage services and concurrent reduction in gas purchases in February and March of 2005. The MPSC also found that the Staff’s proposed accounting for the sale of the New Haven injected base gas was appropriate.
2005-2006 Plan Year - In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. MPSC Staff and other interveners filed testimony regarding the reconciliation in December 2006 in which they recommended disallowances related to MichCon’s implementation of its dollar cost averaging fixed price program and its use of fixed basis in contracting purchases. In January 2007, MichCon filed testimony rebutting these recommendations. The 2005-2006 GCR plan case is in the early stages of the regulatory review and approval process and the final resolution is uncertain. Based on available information, MichCon is unable to assess the range of a reasonably possible loss related to the proposed disallowances. An MPSC order is expected in 2007.

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
2007-2008 Plan Year / Native Base Gas Sale Consolidated – In August 2006, MichCon filed an application with the MPSC requesting permission to sell native base gas that would become accessible with storage facilities upgrades. MichCon estimated sale of this base gas would be worth $34 million. In December 2006, the administrative law judge in the case approved a motion made by the Residential Ratepayer Consortium to consolidate this case with MichCon’s 2007-2008 GCR plan case. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. An MPSC Order in the consolidated cases is expected by the end of 2007.
Minimum Pension Liability
At December 31, 2006, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans to recognize the obligations of its pension and postretirement plans. Based on approval received from the MPSC, Detroit Edison recorded the charge to a miscellaneous deferred debit included in regulatory assets in the Consolidated Statement of Financial Position.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 7 – NUCLEAR OPERATIONS
General
Fermi 2, our nuclear generating plant, began commercial operation in 1988. Fermi 2 has a design electrical rating (net) of 1,150 megawatts. This plant represents approximately 10% of Detroit Edison’s summer net rated capability. The net book balance of the Fermi 2 plant was written off at December 31, 1998, and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset was securitized. See Note 6. Detroit Edison also owns Fermi 1, a nuclear plant that was shut down in 1972 and is currently being decommissioned. The NRC has jurisdiction over the licensing and operation of Fermi 2 and the decommissioning of Fermi 1.
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
Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $29 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.
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
Decommissioning
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation, which is classified as a noncurrent regulatory liability. Based on the actual or anticipated extended life of the nuclear plant, decommissioning expenditures for Fermi 2 are expected to be incurred primarily during the period 2025 through 2050. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.2 billion in 2006 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be complete by 2010.
Detroit Edison currently recovers funds for Fermi 2 decommissioning and the disposal of low-level radioactive waste through a revenue surcharge. The decommissioning of Fermi 1 is funded by Detroit Edison. The amounts recovered from customers are deposited in the restricted external trust accounts to fund decommissioning.

(in Millions)	2006	2005	2004
Revenue	$39	$40	$38
Net unrealized investment gains	42	—	17

The nuclear decommissioning cost will be funded by investments held in trust funds that have been established for each nuclear station as follows:

	As of December 31
(in Millions)	2006	2005
Fermi 2	$694	$601
Fermi 1	15	18
Low level radioactive waste	31	27

Total	$740	$646

At December 31, 2006, investments in the external nuclear decommissioning trust funds consisted of approximately 50% in publicly traded equity securities, 43% in fixed debt instruments and 7% in cash equivalents.
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
A portion of funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and the clean-up of the Fermi site. This removal and clean-up is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is included in the nuclear decommissioning regulatory liability.
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Until the DOE is able to fulfill its obligation under the contract, Detroit Edison is responsible for the spent nuclear fuel storage. Detroit Edison is currently expanding the Fermi 2 spent fuel pool capacity to meet our storage requirements through 2009. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982.
NOTE 8 — JOINTLY OWNED UTILITY PLANT
Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Ownership information of the two utility plants as of December 31, 2006 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,026	MW	1,872	MW
Ownership interest	*		49%
Investment (in Millions)	$1,578		$164
Accumulated depreciation (in Millions)	$815		$97

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.
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
NOTE 9 - INCOME TAXES
We file a consolidated federal income tax return. Total income tax expense varied from the statutory federal income tax rate for the following reasons:

(Dollars in Millions)	2006	2005	2004
Income before income taxes and minority interest	$324	$498	$428
Less minority interest	(250)	(281)	(212)

Income from continuing operations before tax	$574	$779	$640

Income tax expense at 35% statutory rate	$201	$272	$224
Production tax credits	(35)	(55)	(38)
Investment tax credits	(8)	(8)	(8)
Depreciation	(4)	(4)	(4)
Employee Stock Ownership Plan dividends	(5)	(5)	(5)
Medicare part D subsidy	(6)	(7)	(5)
Other, net	(6)	9	12

Income tax expense (benefit) from continuing operations	$137	$202	$176

Effective federal income tax rate	23.9%	25.9%	27.5%

The minority interest allocation reflects the adjustment to earnings to allocate partnership losses to third party owners. The tax impact of partnership earnings and losses are attributable to the partners instead of the partnerships. The minority interest allocation is therefore removed in computing income taxes associated with continuing operations.

Components of income tax expense were as follows:

(in Millions)	2006	2005	2004
Continuing Operations
Current federal and other income tax expense	$109	$57	$42
Deferred federal income tax expense (benefit)	28	145	134

	137	202	176
Discontinued operations	(2)	(13)	(15)
Cumulative Effect of Accounting Changes	1	(2)	—

Total	$136	$187	$161

Production tax credits are provided for qualified fuels produced and sold by a taxpayer to an unrelated party during the taxable year. Production tax credits earned but not utilized totaled $438 million and are carried forward indefinitely as alternative minimum tax credits. The majority of the production tax credits earned, including all of those from our synfuel projects, were generated from projects that have received a private letter ruling (PLR) from the Internal Revenue Service (IRS). These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.
We have a net operating loss carry-forward of $90 million that expires in 2020. We do not believe that a valuation allowance is required, as we expect to utilize the loss carry-forward prior to its expiration.
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
Deferred tax assets (liabilities) were comprised of the following at December 31:

(in Millions)	2006	2005
Property, plant and equipment	$(1,358)	$(1,325)
Securitized regulatory assets	(670)	(723)
Alternative minimum tax credit carryforward	438	484
Merger basis differences	60	115
Pension and benefits	16	(2)
Other Comprehensive Income	113	146
Net operating loss	31	56
Other	150	110

	$(1,220)	$(1,139)

Deferred income tax liabilities	$(3,054)	$(2,820)
Deferred income tax assets	1,834	1,681

	$(1,220)	$(1,139)

Current deferred income tax assets	$245	$257
Long-term deferred income tax liabilities	(1,465)	(1,396)

	$(1,220)	$(1,139)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits which are shown separately on the Consolidated Statement of Financial Position.
In January 2007, we signed an agreement with the IRS acknowledging our acceptance of the results of the 2002 and 2003 audits of our federal income tax returns. We accrue tax and interest related to tax uncertainties that arise due to actual or potential disagreements with governmental agencies about the tax treatment of specific items. At December 31, 2006, the Company had accrued approximately $32 million for such uncertainties. We believe that our accrued tax liabilities are adequate for all years. See Note 3 for information regarding the planned January 1, 2007 adoption of FIN 48.
NOTE 10 – COMMON STOCK AND EARNINGS PER SHARE
Common Stock
In December 2006, we repurchased one million shares of DTE Energy common stock for approximately $48.5 million.
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
Under the DTE Energy Company Long-Term Incentive Plan, we grant non-vested stock awards to key employees, primarily management. As a result of a stock award, a settlement of an award of performance shares, or by exercise of a participant’s stock option, we may deliver common stock from the Company’s authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of the Company in the name of the participant. The number of non-vested restricted stock awards is included in the number of common shares outstanding; however, for purposes of computing basic earnings per share, non-vested restricted stock awards are excluded.
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
Earnings per Share
We report both basic and diluted earnings per share. Basic earnings per share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period and the repurchase of common shares that would have occurred with proceeds from the assumed issuance. Diluted earnings per share assume the exercise of stock options.

A reconciliation of both calculations is presented in the following table:

(in Millions, except per share amounts)	2006	2005	2004
Basic Earnings per Share
Income from continuing operations	$437	$577	$464

Average number of common shares outstanding	177	175	173

Income per share of common stock based on weighted average number of shares outstanding	$2.46	$3.30	$2.69

Diluted Earnings per Share
Income from continuing operations	$437	$577	$464

Average number of common shares outstanding	177	175	173
Incremental shares from stock-based awards	1	1	—

Average number of dilutive shares outstanding	178	176	173

Income per share of common stock assuming issuance of incremental shares	$2.45	$3.28	$2.68

Options to purchase approximately 100,000 shares of common stock in 2006, two million shares of common stock in 2005, and one million shares in 2004 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.
NOTE 11 — LONG-TERM DEBT AND PREFERRED SECURITIES
Long-Term Debt
Our long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

(in Millions)	2006	2005
DTE Energy Debt, Unsecured
6.6% due 2007 to 2033	$1,669	$1,696
Detroit Edison Taxable Debt, Principally Secured
5.9% due 2010 to 2037	2,267	2,030
Detroit Edison Tax Exempt Revenue Bonds (2)
5.2% due 2008 to 2036	1,213	1,145
MichCon Taxable Debt, Principally Secured
6.2% due 2007 to 2033	745	785
Other Long-Term Debt, Including Non-Recourse Debt	259	155

	6,153	5,811
Less amount due within one year	(235)	(577)

	$5,918	$5,234

Securitization Bonds	$1,295	$1,400
Less amount due within one year	(110)	(105)

	$1,185	$1,295

Equity-Linked Securities	$—	$175

Trust Preferred — Linked Securities
7.8% due 2032	$186	$186
7.5% due 2044	103	103

	$289	$289

(1)	Weighted average interest rates as of December 31, 2006 are shown below the description of each debt issue.

(2)	Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds

Debt Issuances
In 2006, we issued the following long-term debt:

	Month				(in Millions)
Company	Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	May	Senior Notes (1)	6.625%	June 2036	$250
DTE Energy	May	Senior Notes (2)	6.35%	June 2016	300
		Tax-Exempt
Detroit Edison	December	Revenue Bonds (3)	Variable	December 2036	69

				Total Issuances	$619

(1)	The proceeds from the issuance were used to repay short-term borrowings of Detroit Edison and for general corporate purposes.

(2)	The proceeds from the issuance were used to repay a portion of DTE Energy’s 6.45% Senior Notes due 2006 and for general corporate purposes.

(3)	The proceeds from the issuance to be used to finance the construction, acquisition, improvement and installation of certain solid waste disposal facilities at Detroit Edison’s Monroe Power Plant.
In October 2006, we purchased the lessor interest in the 66 Bcf Washington 10 gas storage field. Prior to the purchase, we leased the storage rights and lease obligations which were recorded as operating leases. The acquisition resulted in a cash payment of approximately $13 million and the assumption of approximately $133 million of project related debt that was recorded on our statement of financial position.
Debt Retirements and Redemptions
The following debt was retired, through optional redemption or payment at maturity, during 2006.

	Month				(in Millions)
Company	Retired	Type	Interest Rate	Maturity	Amount

MichCon	May	First Mortgage Bonds	7.15%	May 2006	$40
DTE Energy	June	Senior Notes (1)	6.45%	June 2006	500
EES Coke Battery	December	Senior Notes (2)	9.38%	April 2007	18

			Total Retirements		$558

(1)	These Senior Notes were paid at maturity with the proceeds from the issuance of Senior Notes by DTE Energy and short-term borrowings.

(2)	In addition to its regular payments in 2006, EES Coke Battery Company Senior Notes were paid in full in December.
The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2012 and
(in Millions)	2007	2008	2009	2010	2011	thereafter	Total

Amount to mature	$346	$462	$368	$686	$922	$4,962	$7,746
Remarketable Securities
At December 31, 2006, $75 million of notes of MichCon were subject to periodic remarketings. We do not expect any remarketings to take place in 2007. We direct the remarketing agents to remarket these securities at the lowest interest rate necessary to produce a par bid. In the event that a remarketing fails, we would be required to purchase the securities.

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
Preferred and Preference Securities - Authorized and Unissued
As of December 31, 2006, the amount of authorized and unissued stock is as follows:

Company	Type of Stock	Par Value	Shares Authorized

DTE Energy	Preferred (1)	None	5,000,000

Detroit Edison	Preferred	$100	6,747,484
Detroit Edison	Preference	$1	30,000,000

MichCon	Preferred	$1	7,000,000
MichCon	Preference	$1	4,000,000

(1)	1.5 million shares are reserved for issuance under the Shareholder’s Rights Agreement

NOTE 12 - SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy and its wholly-owned subsidiaries, Detroit Edison and MichCon, have entered into revolving credit facilities with similar terms. The five-year credit facilities are with a syndicate of banks and may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs.
In October 2005, DTE Energy, Detroit Edison and MichCon entered into five-year revolving credit agreements with an aggregate capacity of $925 million. Simultaneously, we amended the October 2004 $975 million, five-year revolving credit facilities to provide for the substitution of some of the participating lenders, as well as modifications to pricing, conditions to borrowing, covenants, events of default and other miscellaneous provisions to conform to the terms of the new agreements.
The aggregate availability under these combined facilities is $1.9 billion as shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total

Five-year unsecured revolving facility, dated October 2005	$675	$69	$181	$925
Five-year unsecured revolving facility, dated October 2004	525	206	244	975

Aggregate availability	$1,200	$275	$425	$1,900

Borrowings under the facilities are available at prevailing short-term interest rates. The agreements require us to maintain a debt to total capitalization ratio of no more than .65 to l. Should we have delinquent debt obligations of at least $50 million to any creditor, such delinquency will be considered a default under our credit agreements. At December 31, 2006 and December 31, 2005, respectively, we had approximately $123 million and $284 million of letters of credit outstanding against these facilities.
Effective December 31, 2006, the credit agreements were amended to, among other things, exclude MichCon’s short-term debt from the debt/capital ratio in the first, third and fourth quarter reporting periods, exclude the effects of SFAS No. 158 in the compliance calculation, and exclude un-drawn letters of credit and guarantees (except for guaranteed debt of non-consolidated third parties) from the debt calculations under these credit agreements.
MichCon, Detroit Edison and DTE Energy are currently in compliance with these financial covenants.
At December 31, 2006, we had outstanding commercial paper of $1.031 billion and other short-term borrowings of $100 million. At December 31, 2005, we had outstanding commercial paper of $841 million and other short-term borrowings of $103 million.
The weighted average interest rates for short-term borrowings were 5.4% and 4.4% at December 31, 2006 and 2005, respectively.
In December 2005, DTE Energy entered into a new $150 million letter of credit and reimbursement agreement. The reimbursement agreement had a one-year term with a variable interest rate. Provisions for an automatic one-year extension and conversion to a two-year term loan are available as long as certain conditions are met. In December 2006, the agreement was extended for a one-year term and the amount of the facility was reduced to $40 million, reflective of the letters of credit outstanding versus approximately $80 million of letters of credit outstanding as of December 31, 2005. At the same time, the agreement was amended to exclude MichCon’s short-term debt from the debt/capital ratio in the first, third and fourth quarter reporting periods, exclude the effects of SFAS No. 158 in the compliance calculation, and exclude un-drawn letters of credit and guarantees (except for guaranteed debt of non-consolidated third parties) from the debt calculations under these credit agreements.
In conjunction with maintaining certain exchange traded risk management positions, we may be required to post cash collateral with our clearing agent. We entered into a margin loan facility with an affiliate of the clearing agent of up to $103 million as of December 31, 2005 in lieu of posting cash. This arrangement was backed by a letter of credit issued by DTE Energy in the amount of $100 million. The amount outstanding under this facility was $103 million as of December 31, 2005. In October 2006, we changed our clearing agent and entered into a new demand financing agreement for up to $150 million. The amount outstanding under this new agreement was $23 million at December 31, 2006.
Detroit Edison has a $200 million short-term financing agreement secured by customer accounts receivable. This agreement contains certain covenants related to the delinquency of accounts receivable. Detroit Edison is currently in compliance with these covenants. We had an outstanding balance of $100 million at December 31, 2006 and no outstanding balance at December 31, 2005.
NOTE 13 - CAPITAL AND OPERATING LEASES
Lessee — We lease various assets under capital and operating leases, including coal cars, office buildings, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2031.
Future minimum lease payments under non-cancelable leases at December 31, 2006 were:

	Capital	Operating
(in Millions)	Leases	Leases
2007	$14	53
2008	15	41
2009	15	34
2010	14	27
2011	12	24
Thereafter	50	154

Total minimum lease payments	120	$333

Less imputed interest	(30)

Present value of net minimum lease payments	90
Less current portion	(8)

Non-current portion	$82

Rental expense for operating leases was $72 million in 2006, $68 million in 2005, and $66 million in 2004.
Lessor – MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years.

The components of the net investment in the capital lease at December 31, 2006, were as follows:

(in Millions)
2007	$9
2008	9
2009	9
2010	9
2011	9
Thereafter	80

Total minimum future lease receipts	125
Residual value of leased pipeline	40
Less unearned income	(86)

Net investment in capital lease	79
Less current portion	(1)

$78

NOTE 14 – FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
We comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Listed below are important SFAS No. 133 requirements:
•	Derivative instruments must be recognized as assets or liabilities and measured at fair value, unless they meet the normal purchases and sales exemption.
•	Accounting for changes in fair value depends on the purpose of the derivative instrument and whether it is designated as a hedge and qualifies for hedge accounting.
•	Special accounting is allowed for a derivative instrument qualifying as a hedge and designated as a hedge for the variability of cash flow associated with a forecasted transaction. Gain or loss associated with the effective portion of the hedge is recorded in other comprehensive income. The ineffective portion is recorded to earnings. Amounts recorded in other comprehensive income will be reclassified to net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is likely the forecasted transaction will not occur, net gains or losses are immediately recorded to earnings.
•	Special accounting is allowed for derivative instruments that qualify as a hedge and are designated as a hedge of the changes in fair value of an existing asset, liability or firm commitment. Gain or loss on the hedging instrument is recorded into earnings. An offsetting loss or gain on the underlying asset, liability or firm commitment is also recorded to earnings.
Our primary market risk exposure is associated with commodity prices, credit, interest rates and foreign currency. We have risk management policies to monitor and decrease market risks. We use derivative instruments to manage some of the exposure. Except for the activities of the Energy Trading segment, we do not hold or issue derivative instruments for trading purposes. The fair value of all derivatives is included in “Assets or liabilities from risk management and trading activities” on the Consolidated Statement of Financial Position.
Commodity Price Risk
Utility Operations
Detroit Edison – Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy, capacity, and futures contracts to manage changes in the price of electricity and fuel. These derivatives are designated as cash flow hedges or meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. There were no commodity price risk cash flow hedges for electric utility operations at December 31, 2006.
MichCon – MichCon purchases, stores, transmits and distributes natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2010. MichCon may also sell forward storage and transportation capacity contracts. These gas supply, firm transportation and storage contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method.
Non-Utility Operations
Power and Industrial Projects – These business segments manage and operate on-site energy and steel related projects, landfill gas recovery and power generation assets. These businesses utilize fixed-priced contracts in their marketing and management of their assets. These contracts are not derivatives and are therefore accounted for under the accrual method.
Synthetic Fuel – businesses generate production tax credits. We have sold interests in all nine of our synthetic fuel production plants. Proceeds from the sales are contingent upon production levels, the production qualifying for production tax credits, and the value of such credits. Production tax credits are subject to phase out if domestic crude oil prices reach certain levels. See Note 2.
To manage our exposure in 2007 to the risk of an increase in oil prices that could reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years 2007 average New York Mercantile Exchange (NYMEX) trading prices for light, sweet crude oil in relation to the strike prices of each option. If the average NYMEX prices of oil in 2007 are less than $60 per barrel, then the derivatives will yield no payment. If the price per barrel begins to exceed the base $60 per barrel figure, then the derivatives will begin to yield a payment. These agreements do not qualify for hedge accounting. Consequently, changes in the fair value of the options are recorded currently in earnings. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and therefore included in the “Asset gains and losses, net” item line on the Consolidated Statement of Operations.
Unconventional Gas Production – Our Unconventional Gas business is engaged in natural gas exploration, development and production. We use derivative contracts to manage changes in the price of natural gas. These derivatives are designated as cash flow hedges. Amounts recorded in other comprehensive loss will be reclassified to earnings, specifically as a component of Operating revenues, as the related production affects earnings through 2013. In 2006 and 2005, $86 million and $35 million, respectively, of after-tax losses were reclassified to earnings. In 2007, we estimate reclassifying an after-tax loss of approximately $28 million to earnings.
Energy Trading – Energy Trading markets and trades wholesale electricity and natural gas physical products, energy financial instruments, and provides risk management services utilizing energy commodity derivative instruments. Forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations on its operations. These derivatives are accounted for by recording changes in fair value to earnings, specifically as a component of Operating revenues, unless certain hedge accounting criteria are met. This fair value accounting better aligns financial reporting with the way the business is managed and its performance measured. Energy Trading experiences earnings volatility as a result of its gas inventory and other non-derivative assets that do not qualify for fair value accounting under accounting principles generally accepted in the U.S. Although the risks associated with these asset positions are substantially offset, requirements to fair value the related derivatives result in unrealized gains and losses being recorded to earnings that eventually reverse upon settlement. For derivatives designated as cash flow hedges, amounts recorded in Other Comprehensive Income will be reclassified to earnings, specifically as a component of Operating revenues, as the related forecasted transaction affects earnings through 2008. In 2007, we estimate reclassifying an after-tax loss of approximately $7 million to earnings.
Coal and Gas Midstream – These business units are primarily engaged in services related to marketing and transportation of coal as well as the transportation, processing and storage of natural gas. These businesses utilize fixed-priced contracts in their marketing and management of their businesses. These contracts are not derivatives and are therefore accounted for under the accrual method.
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
Interest Rate Risk
We use interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, we entered into a series of interest rate derivatives to limit our sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. We subsequently issued long-term debt and terminated these hedges at a cost that is included in other comprehensive loss. Amounts recorded in other comprehensive loss will be reclassified to interest expense as the related interest affects earnings through 2030. In 2007, we estimate reclassifying $4 million of losses to earnings.
Foreign Currency Risk
DTE Energy Trading has foreign currency forward contracts to hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. We entered into these contracts to mitigate any price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. Certain of these contracts were designated as cash flow hedges with changes in fair value recorded to other comprehensive income. Amounts recorded to other comprehensive income are classified to operating revenues or fuel, purchased power and gas expense when the related hedged item impacts earnings.
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

	2006		2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.0 billion	$7.7 billion	$7.9 billion	$7.7 billion
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air - Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $875 million through 2006. We estimate Detroit Edison future capital expenditures at up to $222 million in 2007 and up to $2 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements.
Water – In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the intakes. Initially, it was estimated that the Company could incur up to approximately $53 million over the next three to five years in additional capital expenditures to comply with these requirements. However, a recent court decision remanded back to the EPA several provisions of the federal regulation resulting in a delay in complying with the regulation. The decision also raised the possibility that the Company may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies.
Contaminated Sites - Detroit Edison conducted remedial investigations at contaminated sites, including two former MGP sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is approximately $11 million which was accrued in 2006 and is expected to be incurred over the next several years. In addition, Detroit Edison expects to make approximately $5 million of capital improvements to the ash landfill in 2007.
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
In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites. As a result of a study completed in 1995, Gas Utility accrued an additional liability and a corresponding regulatory asset of $35 million. During 2006, we spent approximately $2 million investigating and remediating these former MGP sites. In December 2006, we retained multiple environmental consultants to estimate the projected cost to remediate each MGP site. We accrued an additional $7 million in remediation liabilities associated with former MGP holders and additional cleanup cost, to increase the reserve balance to $41 million as of December 31, 2006, with a corresponding increase in the regulatory asset.
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
Other
Our non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. We are in the process of installing new environmental equipment at our coke battery facilities in Michigan. We expect the projects to be completed within one year at a cost of approximately $14 million. Our other non-utility affiliates are substantially in compliance with all environmental requirements.
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity’s obligation in the event it fails to perform. We may provide guarantees in certain indemnification agreements. Finally, we may provide indirect guarantees for the indebtedness of others. Below are the details of specific material guarantees we currently provide. Our other guarantees are not individually material and total approximately $22 million at December 31, 2006.
Parent Company Guarantee of Subsidiary Obligations
We have issued guarantees for the benefit of various non-utility subsidiary transactions. In the event that DTE Energy’s credit rating is downgraded below investment grade, certain of these guarantees would require us to post cash or letters of credit valued at approximately $383 million at December 31, 2006. This estimated amount fluctuates based upon commodity prices (primarily power and gas) and the provisions and maturities of the underlying agreements.
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
In December 2005, a settlement agreement was reached and executed Stipulations for Consent Judgment, Consent Judgments, and Schedules to Consent Judgment were filed with the Michigan Tax Tribunal on behalf of Detroit Edison, MichCon and a significant number of the largest jurisdictions, in terms of tax dollars, involved in the litigation. The filing of these documents fulfilled the requirements of the settlement agreement and resolves a number of claims by the litigants against each other including both property and non-property issues. The settlement agreement resulted in a pre-tax economic benefit to DTE Energy of $43 million in 2005 that included the release of a litigation reserve.
Labor Contracts
There are several bargaining units for our represented employees. Approximately 3,245 of our represented employees are under contracts that expire in June 2007 and 970 employees are under contracts that expire in October 2007. The contracts of the remaining represented employees expire at various dates in 2008 and 2009.
Other Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. We purchased approximately $42 million of steam and electricity in 2006, 2005 and 2004. We estimate steam and electric purchase commitments through 2024 will not exceed $386 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $63 million for future commitments. Also, we have guaranteed bank loans that Thermal Ventures II, LP may use for capital improvements to the steam heating system.
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
As of December 31, 2006, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of fuel supply commitments and energy trading contracts. We estimate that these commitments will be approximately $6.5 billion through 2051. We also estimate that 2007 capital expenditures will be $1.5 billion. We have made certain commitments in connection with expected capital expenditures.
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
Other
Detroit Edison and DTE Coal Services Inc. are involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coals east for Detroit Edison and DTE Coal Services. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. The arbitration hearing is scheduled for mid-2007. While we believe we will prevail on the merits in this matter, a negative decision with respect to the significant issues being heard in the arbitration could have an adverse effect on our ability to grow the Coal and Gas Midstream business segment as currently contemplated.
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
See Notes 6 and 7 for a discussion of contingencies related to Regulatory Matters and Nuclear Operations.

NOTE 16 - RETIREMENT BENEFITS AND TRUSTEED ASSETS
Adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost and credits.
The requirement to recognize the funded status of a postretirement benefit plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. We adopted this requirement as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We plan to adopt this requirement as of December 31, 2008.
Detroit Edison received approval from the MPSC to record the charge related to the additional liability as a miscellaneous deferred debit in the regulatory asset line on the Consolidated Statement of Financial Position since the traditional rate setting process allows for the recovery of pension and other postretirement plan costs. Retrospective application of the changes required by SFAS No. 158 is prohibited; therefore certain disclosures below are not comparable.
Measurement Date
In the fourth quarter of 2004, we changed the date for actuarial measurement of our obligations for benefit programs from December 31 to November 30. We believe the one-month change of the measurement date is a preferable change as it allows time for management to plan and execute its review of the completeness and accuracy of its benefit programs results and to fully reflect the impact on its financial results. The change did not have a material effect on retained earnings as of January 1, 2004, and income from continuing operations, net income and related per share amounts for any interim period in 2004. Accordingly, all amounts reported in the following tables for balances as of December 31, 2006 and December 31, 2005 are based on measurement dates of November 30, 2006 and November 30, 2005, respectively. Amounts reported in tables for the year ended December 31, 2006 are based on a measurement date of November 30, 2005. Amounts reported in tables for the year ended December 31, 2005 are based on a measurement date of November 30, 2004. Amounts reported in tables for the year ended December 31, 2004 are based on a measurement date of December 31, 2003.
Qualified and Nonqualified Pension Plan Benefits
We have qualified defined benefit retirement plans for eligible represented and nonrepresented employees. The plans are noncontributory and cover substantially all employees. The plans provide traditional retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. In addition, certain represented and nonrepresented employees are covered under cash balance provisions that base benefits on annual employer contributions and interest credits. We also maintain supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.
Our policy is to fund qualified pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when we deem appropriate. In December 2006, we contributed $180 million to the qualified pension plans and $15 million to the nonqualified pension plans. We anticipate making up to a $180 million contribution to our qualified pension plans in 2007 and a $15 million contribution to our nonqualified pension plans in 2007.
Net pension cost includes the following components:

	Qualified Pension Plans			Nonqualified Pension Plans
(in Millions)	2006	2005	2004	2006	2005	2004
Service Cost	$62	$64	$58	$2	$2	$2
Interest Cost	172	169	168	4	3	3
Expected Return on Plan Assets	(222)	(218)	(216)	—	—	—
Amortization of
Net actuarial loss	57	67	63	2	1	1
Prior service cost	7	8	8	1	—	—
Special Termination Benefits	49	—	—	—	—	—

Net Pension Cost	$125	$90	$81	$9	$6	$6

Amounts in accumulated other comprehensive loss and regulatory assets expected to be recognized as components of net periodic benefit cost during 2007 are comprised of $56 million of net actuarial loss and $5 million of prior service cost relating to qualified pension plans and $2 million of net actuarial loss and $1 million of prior service cost relating to nonqualified pension plans. We recorded a $49 million pension cost associated with our Performance Excellence Process in 2006.

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Consolidated Statement of Financial Position at December 31:

	Qualified Pension Plans		Nonqualified Pension Plans
(in Millions)	2006	2005	2006	2005
Accumulated Benefit Obligation-End of Period	$2,934	$2,741	$73	$61

Projected Benefit Obligation-Beginning of Period	$3,013	$2,899	$67	$56
Service Cost	62	64	2	2
Interest Cost	172	169	4	3
Actuarial Loss	78	49	7	10
Benefits Paid	(197)	(168)	(5)	(4)
Special Termination Benefits	49	—	—	—
Plan Amendments	(6)	—	—	—

Projected Benefit Obligation-End of Period	$3,171	$3,013	$75	$67

Plan Assets at Fair Value-Beginning of Period	$2,617	$2,565	$—	$—
Actual Return on Plan Assets	324	220	—	—
Company Contributions	—	—	5	4
Benefits Paid	(197)	(168)	(5)	(4)

Plan Assets at Fair Value-End of Period	$2,744	$2,617	$—	$—

Funded Status of the Plans	$(427)	$(396)	$(75)	$(67)
December Contribution	180	—	—	1

Funded Status, End of Year	$(247)	$(396)	$(75)	$(66)

Unrecognized (a)
Net Actuarial loss (a)		1,023		23
Prior service cost (a)		27		2

Net Amount Recognized-End of Period (a)		$654		$(41)

Amount Recorded as (a)
Prepaid pension assets (a)		186		—
Accrued pension liability (a)		(224)		(60)
Regulatory asset (a)		532		12
Accumulated other comprehensive loss (a)		129		5
Intangible Asset (a)		31		2

		$654		$(41)

Noncurrent Assets (b)	$71		$—
Current Liabilities (b)	—		$(5)
Noncurrent Liabilities (b )	$(318)		$(70)

	$(247)		(75)

Amounts Recognized in
Accumulated other comprehensive loss (b)
Net Actuarial loss (b)	$186		$7
Prior service (credit) (b)	(10)		—
Regulatory Assets (b)
Net Actuarial loss (b)	756		21
Prior service cost (b)	24		1

(a)	- Disclosure no longer required by FAS 158, adopted in 2006, retroactive adoption not permitted.

(b)	- New disclosure required by FAS 158, adopted in 2006, retroactive adoption not permitted.

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2006	2005	2004
Projected Benefit Obligation
Discount rate	5.70%	5.90%	6.00%
Annual increase in future compensation levels	4.0%	4.0%	4.0%

Net Pension Costs
Discount rate	5.90%	6.00%	6.25%
Annual increase in future compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on Plan assets	8.75%	9.0%	9.0%
At December 31, 2006, the benefits related to our qualified and nonqualified plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2007	$179
2008	183
2009	190
2010	199
2011	204
2012 - 2016	1,157

Total	$2,112

We employ a consistent formal process in determining the long-term rate of return for various asset classes. We evaluate input from our consultants, including their review of historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness.
We employ a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and absolute return funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Our plans’ weighted-average asset allocations by asset category at December 31 were as follows:

	2006	2005
Equity Securities	68%	68%
Debt Securities	23	27
Other	9	5

	100%	100%

Our plans’ weighted-average asset target allocations by asset category at December 31, 2006 were as follows:

Equity Securities	65%
Debt Securities	20
Other	15

100%

We also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and nonrepresented employees. We match employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $29 million in 2006, $29 million in 2005, and $28 million in 2004.
Other Postretirement Benefits
We provide certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. Our policy is to fund certain trusts to meet our postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and nonrepresented employees. In 2006, we made cash contributions of $116 million to our postretirement benefit plans. At the discretion of management, we may make up to a $116 million contribution to our VEBA trusts in 2007.
Net postretirement cost includes the following components:

(in Millions)	2006	2005	2004
Service Cost	$59	$55	$41
Interest Cost	115	105	92
Expected Return on Plan Assets	(61)	(70)	(56)
Amortization of Net loss	72	60	43
Prior service (credit)	(3)	(2)	(3)
Net transition obligation	7	7	8
Special Termination Benefits	8	—	—

Net Postretirement Cost	$197	$155	$125

Amounts in accumulated other comprehensive loss or regulatory assets expected to be recognized as components of net periodic benefit cost during 2007 are comprised of $66 million of net actuarial loss, $2 million gain of prior service cost and $7 million of net transition obligation. We recorded an $8 million postretirement benefit cost associated with our Performance Excellence Process in 2006.

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position at December 31:

(in Millions)	2006	2005
Accumulated Postretirement Benefit Obligation-Beginning of Period	$1,991	$1,793
Service Cost	59	55
Interest Cost	115	105
Actuarial Loss	101	136
Plan Amendments	2	(10)
Medicare Part D Subsidy	1	—
Special Termination Benefits	8	—
Benefits Paid	(93)	(88)

Accumulated Postretirement Benefit Obligation-End of Period	$2,184	$1,991

Plan Assets at Fair Value-Beginning of Period	$713	$679
Actual Return on Plan Assets	86	61
Company Contributions	60	40
Benefits Paid	(65)	(67)

Plan Assets at Fair Value-End of Period	$794	$713

Funded Status of the Plans	$(1,390)	$(1,278)
December Adjustment	(24)	(58)

Funded Status, as of December 31	$(1,414)	$(1,336)

Unrecognized (a)
Net Actuarial loss (a)		896
Prior service (credit) (a)		(12)
Net transition obligation (a)		46

Liability-End of Period (a)		$(406)

Noncurrent Assets (b )	$—
Current Liabilities (b)	$—
Noncurrent Liabilities (b)	$(1,414)

Amounts Recognized in
Accumulated other comprehensive loss (b)
Net Actuarial loss (b)	$85
Prior service (credit) (b)	$(44)
Net transition obligation (b)	$(35)
Regulatory Assets (b)
Net Actuarial loss (b)	816
Prior service cost (b)	36
Net transition obligation (b)	74

(a)	- Disclosure no longer required by FAS 158, adopted in 2006, retroactive adoption not permitted.

(b)	- New disclosure required by FAS 158, adopted in 2006, retroactive adoption not permitted.

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2006	2005	2004
Projected Benefit Obligation
Discount rate	5.70%	5.90%	6.00%

Net Benefit Costs
Discount rate	5.90%	6.00%	6.25%
Expected long-term rate of return on Plan assets	8.75%	9.00%	9.00%
Benefit costs were calculated assuming health care cost trend rates beginning at 9 % for 2006 and decreasing to 5% in 2011 and thereafter for persons under age 65 and decreasing from 8% to 5% for persons age 65 and over. A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $30 million and increased the accumulated benefit obligation by $272 million at December 31, 2006. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $25 million and would have decreased the accumulated benefit obligation by $230 million at December 31, 2006.
At December 31, 2006, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)
2007	$122
2008	127
2009	131
2010	135
2011	139
2012 - 2016	726

Total	$1,380

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. As discussed in Note 3, we adopted FSP No. 106-2 in 2004, which provides guidance on the accounting for the Medicare Act. As a result of the adoption, our accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service was reduced by approximately $95 million at January 1, 2004 and was accounted for as an actuarial gain. The effects of the subsidy reduced net periodic postretirement benefit costs by $17 million in 2006, $20 million in 2005 and $16 million in 2004.

At December 31, 2006, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)
2007	$5
2008	5
2009	5
2010	7
2011	7
2012 - 2016	35

Total	$64

The process used in determining the long-term rate of return for assets and the investment approach for our other postretirement benefits plans is similar to those previously described for our qualified pension plans.
Our plans’ weighted-average asset allocations by asset category at December 31 were as follows:

	2006	2005
Equity Securities	68%	68%
Debt Securities	25	28
Other	7	4

	100%	100%

Our plans’ weighted-average asset target allocations by asset category at December 31, 2006 were as follows:

Equity Securities	65%
Debt Securities	20
Other	15

100%

The adoption of SFAS No. 158 had the following incremental effect on the financial statement line items shown below:

		Non-Qualified	Postretirement	Total Benefit
(in Millions)	Qualified Plans	Plans	Plans	Plans
Increase (Decrease) in Assets and Liabilities

Prepaid pension assets	$(180)	$—	$—	$(180)

Accrued pension liability	$133	$3	$—	$136

Accrued postretirement liability	—	—	933	933

Intangible assets	$(17)	$(1)	$—	$(18)
Deferred income taxes asset	$19	$—	$2	$21
Regulatory assets	$277	$4	$927	$1,208
Accumulated other
comprehensive loss	$34	$—	$4	$38
Grantor Trust
MichCon maintains a Grantor Trust that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke the trust subject to providing the MPSC with prior notification. We account for our investment at fair value with unrealized gains and losses recorded to earnings.
NOTE 17 – STOCK-BASED COMPENSATION
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
As of December 31, 2006, no performance units have been granted under either the LTIP or the previous stock incentive plan.
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this method, we record compensation expense at fair value over the vesting period for all awards we grant after the date we adopted the standard. In addition, we are required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Pre-adoption awards of stock awards and performance shares will continue to be expensed. DTE did not make the one-time election to adopt the alternative transition method described in FSP SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards, but has chosen instead to follow the original guidance provided by SFAS 123(R) in accounting for the tax effects of stock based compensation awards.
The adoption of SFAS 123(R) in 2006 resulted in the following:
•	Income from continuing operations was reduced by $2 million;

•	Net income was reduced by $1 million;

•	Operating and financing cash flows were not materially impacted; and

•	Had no material effect on basic or diluted earnings per share.
Stock-based compensation for the reporting periods is as follows:

	2006	2005	2004
Stock-based compensation expense	$24	$13	$12
Tax benefit of compensation expense	$8	$5	$4
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
Stock option activity was as follows:

			(in Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value

Options outstanding at January 1, 2006	6,236,343	$41.31
Granted	621,720	$43.39
Exercised	(1,009,126)	$40.63
Forfeited or Expired	(181,740)	$43.20

Options outstanding at December 31, 2006	5,667,197	$41.60	$26

Options exercisable at December 31, 2006	4,104,375	$41.09	$21

(1)	The weighted average remaining contractual life for the exercisable shares is 5.25 years.

(2)	As of December 31, 2006 1,562,822 options were nonvested.

(3)	During 2006 1,169,744 options vested in this period.

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $6.12, $5.89, $4.46, respectively. The intrinsic value of options exercised for both the year ended December 31, 2006, 2005 and 2004 was $6 million, $8 million, and $7 million, respectively. Total option expense recognized during 2006 was $6 million.
The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
		Weighted	Average
Range of	Number of	Average	Remaining
Exercise Prices	Options	Exercise Price	Contractual Life (years)
$27.62 - $38.04	337,395	$31.09	2.90
$38.60 - $42.44	2,961,657	$40.63	5.79
$42.60 - $44.50	948,390	$43.13	7.39
$44.56 - $48.00	1,419,755	$45.08	6.59

	5,667,197	$41.60	6.09

We determine the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	December 31		December 31		December 31
	2006		2005		2004
Risk-free interest rate		4.58%		3.93%		3.55%
Dividend yield		4.75%		4.60%		5.23%

Expected volatility		19.79%		19.56%		20.00%

Expected life	6	years	6	years	6	years
In connection with the adoption of SFAS 123(R) we reviewed and updated our forfeiture, expected term and volatility assumptions. We modified option volatility to include both historical and implied share-price volatility. Implied volatility is derived from exchange traded options on DTE Energy common stock. Volatility for 2006 was estimated based solely upon historical share-price volatility. Our expected term is based on industry standards.

Pro forma information for the periods ended December 31, 2005 and 2004 is provided to show what our net income and earnings per share would have been if compensation costs had been determined as prescribed by SFAS 123(R):

(in Millions, except per share amounts)	December 31, 2005	December 31, 2004
Net Income As Reported	$537	$431
Less: Total stock-based expense	(4)	(6)

Pro Forma Net Income	$533	$425

Earnings per share
Basic – as reported	$3.07	$2.50

Basic – pro forma	$3.05	$2.46

Diluted – as reported	$3.05	$2.49

Diluted – pro forma	$3.03	$2.45

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
Stock award activity for the periods ended December 31 was:

	2006	2005	2004
Fair value of awards vested (in Millions)	$5	$4	$6
Restricted common shares awarded	282,555	288,360	209,650
Weighted average market price of shares awarded	$43.64	$44.95	$39.95
Compensation cost charged against income (in Millions)	$10	$8	$6

     The following table summarizes our stock awards activity for the period ended December 31, 2006:

	Restricted	Weighted Average Grant Date
	Stock	Fair Value
Balance at December 31, 2005	544,087	$42.68
Grants	282,555	$43.64
Forfeitures	(45,561)	$43.03
Vested	(114,945)	$41.86

Balance at December 31, 2006	666,136	$43.20

Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of common stock that entitles the holder to receive a cash payment, shares of common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. We account for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the fair value of the shares.
We recorded compensation expense as follows:

(in Millions)	2006	2005	2004
Compensation expense	$8	$5	$6
Cash settlements (1)	$4	$5	$6

(1)	approximates the intrinsic value of the liability.
During the vesting period, the recipient of a performance share award has no shareholder rights. However, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance share awards are nontransferable and are subject to risk of forfeiture. As of December 31, 2006, there were 1,035,696 performance share awards outstanding.
The following table summarizes our performance share activity for the period ended December 31, 2006:

Performance Shares
Balance at December 31, 2005	803,071
Grants	520,395
Forfeitures	(132,545)
Payouts	(155,225)

Balance at December 31, 2006	1,035,696

Unrecognized Compensation Costs
As of December 31, 2006, there was $26 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.35 years.

	(In Millions)
	Unrecognized	(in years)
Type	Compensation cost	Weighted Average to be recognized
Stock Awards	$11	1.19
Performance Shares	11	1.56
Options	4	1.26

	$26	1.35

The tax benefit realized for tax deductions related to our stock incentive plan totaled $8 million for the period ended December 31, 2006. Approximately $1.6 million of compensation cost was capitalized as a part of fixed assets during 2006.
NOTE 18 - SEGMENT AND RELATED INFORMATION
In the third quarter of 2006, we realigned the non-utility segment Power and Industrial Projects business unit to separately present the Synthetic Fuel business. The impending expiration of synfuel tax credits as of December 31, 2007, combined with the sustained volatility of oil prices, increased management focus on synfuels, thereby requiring a separate business segment. In the fourth quarter of 2006, we separated the Fuel Transportation and Marketing segment into Coal and Gas Midstream, and Energy Trading corresponding to additional management focus on the results of these non-utility segments. Based on the following structure, we set strategic goals, allocate resources and evaluate performance:
Electric Utility
•	Consists of Detroit Edison, the company’s electric utility whose operations include the power generation and electric distribution facilities that service approximately 2.2 million residential, commercial and industrial customers throughout southeastern Michigan.
Gas Utility
•	Consists of the gas distribution services provided by MichCon, a gas utility that purchases, stores and distributes natural gas throughout Michigan to approximately 1.3 million residential, commercial and industrial customers and Citizens Gas Fuel Company, a gas utility that distributes natural gas in Adrian, Michigan.
Non-Utility Operations
•	Coal and Gas Midstream, primarily consisting of coal transportation and marketing, and gas pipelines, processing and storage;

•	Unconventional Gas Production, primarily consisting of unconventional gas project development and production;

•	Power and Industrial Projects, primarily consisting of on-site energy services, steel-related projects and power generation with services;

•	Energy Trading, primarily consisting of energy marketing and trading operations; and

•	Synthetic Fuel, consisting of the operations of nine synfuel plants.
Corporate & Other, primarily consisting of corporate staff functions and certain energy related investments.
Prior year segment information has been reclassified to conform to the current year’s segment structure.

The income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of production tax credits and net operating losses. The subsidiaries record income tax payable to or receivable from DTE Energy resulting from the inclusion of its taxable income or loss in DTE Energy’s consolidated federal tax return.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

(in Millions)	2006	2005	2004
Electric Utility	$59	$207	$218
Coal and Gas Midstream	180	152	180
Unconventional Gas Production	134	154	121
Energy Trading	75	116	73

	$448	$629	$592

Financial data of the business segments follows:

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
(in Millions)	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures

2006
Electric Utility	$4,737	$809	$(4)	$278	$161	$325	$14,540	$1,206	$972
Gas Utility	1,849	94	(9)	67	11	50	3,123	773	155
Non-utility Operations:
Coal and Gas Midstream	707	4	(3)	10	28	50	435	13	53
Unconventional Gas Production.	99	27	—	13	5	9	611	8	186
Power and Industrial Projects	409	48	(8)	29	(56)	(80)	864	36	35
Energy Trading	830	6	(12)	15	49	96	1,220	17	2
Synthetic Fuel	863	24	(21)	1	(9)	48	662	4	—

	2,908	109	(44)	68	17	123	3,792	78	276

Corporate & Other	5	2	(52)	174	(52)	(61)	2,307	—	—
Reconciliation and Eliminations	(477)	—	62	(61)	—	—	—	—	—

Total from Continuing Operations	$9,022	$1,014	$(47)	$526	$137	437	23,762	2,057	1,403

Discontinued Operations (Note 4)						(5)	23	—	—
Cumulative Effect of Accounting Change (Notes 3 and 17)						1	—	—	—

Total						$433	$23,785	$2,057	$1,403

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
(in Millions)	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures

2005
Electric Utility	$4,462	$640	$(3)	$267	$149	$277	$13,112	$1,207	$722
Gas Utility	2,138	95	(10)	58	(2)	37	3,101	772	128
Non-utility Operations:
Coal and Gas Midstream	707	3	(3)	4	22	45	373	12	28
Unconventional Gas Production	74	20	—	8	1	4	434	8	144
Power and Industrial Projects	428	48	(5)	20	(7)	4	1,043	37	29
Energy Trading	977	4	(3)	17	(23)	(43)	1,834	17	8
Synthetic Fuel	927	58	(36)	1	96	305	1,049	4	2

	3,113	133	(47)	50	89	315	4,733	78	211

Corporate & Other	10	—	(40)	187	(34)	(52)	2,358	—	4
Reconciliation and Eliminations	(702)	—	43	(43)	—	—	—	—	—

Total from Continuing Operations	$9,021	$868	$(57)	$519	$202	577	23,304	2,057	1,065

Discontinued Operations (Note 4)						(37)	31	—	—
Cumulative Effect of Accounting Change (Note 1)						(3)	—	—	—

Total						$537	$23,335	$2,057	$1,065

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
(in Millions)	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures

2004
Electric Utility	$3,568	$523	$—	$280	$64	$150	$12,708	$1,202	$702
Gas Utility	1,682	103	(9)	58	(9)	20	2,816	772	113
Non-utility Operations:
Coal and Gas Midstream	589	3	(3)	3	19	33	328	11	16
Unconventional Gas Production	71	18	—	10	3	6	301	8	38
Power and Industrial Projects	448	53	(1)	35	(19)	(17)	940	37	24
Energy Trading	665	3	(1)	5	45	85	952	17	8
Synthetic Fuel	650	33	(42)	—	63	199	875	4	—

	2,423	110	(47)	53	111	306	3,396	77	86

Corporate & Other	17	3	(48)	174	10	(12)	2,284	—	2
Reconciliation and Eliminations.	(621)	—	49	(49)	—	—	—	—	—

Total from Continuing Operations	$7,069	$739	$(55)	$516	$176	464	21,204	2,051	903

Discontinued Operations (Note 4)						(33)	93	16	1

Total						$431	$21,297	$2,067	$904

NOTE 19 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter. Georgetown was reported as a discontinued operation beginning in the fourth quarter 2006, resulting in the adjustment of prior quarterly results. See Note 4.

	First	Second	Third	Fourth
(in Millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter Year
2006
Operating Revenues	$2,635	$1,895	$2,196	$2,296	$9,022
Operating Income (Loss)	$242	$(30)	$373	$243	$828
Net Income (Loss)
From continuing operations	$136	$(32)	$189	$144	$437
Discontinued operations	(1)	(1)	(1)	(2)	(5)
Cumulative effect of accounting change	1	—	—	—	1

Total	$136	$(33)	$188	$142	$433

Basic Earnings (Loss) per Share
From continuing operations	$.76	$(.18)	$1.07	$.81	$2.46
Discontinued operations	—	(.01)	(.01)	(.01)	(.03)
Cumulative effect of accounting change	.01	—	—	—	.01

Total	$.77	$(.19)	$1.06	$.80	$2.44

Diluted Earnings (Loss) per Share
From continuing operations	$.76	$(.18)	$1.07	$.81	$2.45
Discontinued operations	—	(.01)	(.01)	(.01)	(.03)
Cumulative effect of accounting change	—	—	—	—	.01

Total	$.76	$(.19)	$1.06	$.80	$2.43

2005
Operating Revenues	$2,309	$1,941	$2,059	$2,712	$9,021
Operating Income	$224	$90	$52	$581	$947
Net Income (Loss)
From continuing operations	$126	$33	$30	$388	$577
Discontinued operations	(4)	(4)	(26)	(3)	(37)
Cumulative effect of accounting change	—	—	—	(3)	(3)

Total	$122	$29	$4	$382	$537

Basic Earnings (Loss) per Share
From continuing operations	$.72	$.19	$.17	$2.19	$3.30
Discontinued operations	(.02)	(.02)	(.15)	(.01)	(.21)
Cumulative effect of accounting change	—	—	—	(.02)	(.02)

Total	$.70	$.17	$.02	$2.16	$3.07

Diluted Earnings (Loss) per Share
From continuing operations	$.72	$.19	$.17	$2.18	$3.28
Discontinued operations	(.02)	(.02)	(.15)	(.02)	(.21)
Cumulative effect of accounting change	—	—	—	(.02)	(.02)

Total	$.70	$.17	$.02	$2.14	$3.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
See Item 8. Financial Statements and Supplementary Data for management’s evaluation of disclosure controls and procedures, its report on internal control over financial reporting, and its conclusion on changes in internal control over financial reporting.
Item 9B. Other Information
Executive Deferred Compensation Plan
On October 30, 2006, the DTE Energy Company Executive Deferred Compensation Plan was amended so that no eligible employee under the plan may elect to defer any Performance Shares or Annual Cash Bonus payable after December 31, 2006, as those terms are defined in the plan.
Annual Incentive Plan
On February 23, 2007 the Organization and Compensation Committee of DTE Energy Company (“Company”) Board of Directors approved 2007 performance measures and targets for Anthony F. Earley Jr., Gerard Anderson and David Meador under the Company's Annual Incentive Plan (“AIP”). These named executive officers and other executives may receive cash awards under the AIP. For 2007, the AIP has ten annual measures for Mr. Earley, Mr. Anderson and Mr. Meador weighted as follows in determining the total annual incentive award: enterprise earnings per share (20%), enterprise cash flow (20%), amount of monetization proceeds (10%), monetization timing (10%), utility customer satisfaction (10%), MPSC complaint reduction improvement (5%) minority diversity (3.75%), women diversity (3.75%), safety (7.5%) and Institute of Nuclear Power Operations (’INPO’) Index (10%).

On February 23, 2007 the Organization and Compensation Committee also approved modifications to Mr. Buckler’s 2007 AIP to align the customer satisfaction and MPSC goals with those of the Messrs. Earley, Anderson and Meador. For 2007 Mr. Buckler’s AIP has annual measures weighted as follows in determining the total annual incentive award: enterprise earnings per share (7.5%), enterprise cash (7.5%), Detroit Edison earnings per share (15%), Detroit Edison cash (10%), success of the SAP installation project (10%), minority diversity (3.75%), women diversity (3.75%) safety (7.5%), performance excellence process success (15%), utility customer satisfaction (7.5%), MPSC complaint reduction improvement (7.5%), and random outage rate (5.0%).

The Company must attain minimum threshold levels for a given performance measure before any compensation becomes payable on account of the measure. Based on market comparisons, each officer position is assigned a target award expressed as a percentage of base salary. Targets for these officers range from 55% to 100%, including the Chief Executive Officer. Award amounts paid to each officer are determined as follows: (i) performance for each measure is combined for an overall corporate performance factor that ranges from 0% to 175% of target; (ii) this weighted average factor is multiplied by each officer's target award to arrive at an initial calculation; and (iii) the initial calculation is adjusted based on individual performance modifier that may range from 0% to 150%.

Long-Term Incentive Plan

On January 17, 2007 the Organization and Compensation Committee of DTE Energy Company (“Company”) Board of Directors approved 2007 performance measures and targets for executive officers under the DTE Energy Company 2007 Long Term Incentive Plan (“LTIP”). The LTIP, which was approved by our shareholders, rewards long-term growth and profitability by providing a vehicle through which officers, other key employees and outside directors may receive stock-based compensation. Stock-based compensation directly links individual performance with shareholder interests. The level of awards is determined by reference to executive level, responsibility, retention issues, market competitiveness and contributions to the overall success of the Company. Mr. Earley, Mr. Anderson, Mr. Meador and Mr. Buckler are eligible for awards equal to 140% of their base salary which are delivered in the form of restricted stock, options and performance shares.

Performance shares: Performance shares entitle the executive to receive a specified number of shares, or a cash payment equal to the fair market value of the shares, or a combination thereof, depending on the level of achievement of performance measures. The performance measurement period for the 2007 award is January 1, 2007 through December 31, 2009. Payments earned under the 2007 award can range from 0% to 200% of target, based upon achievement of three corporate performance measures weighted as follows: (i) balance sheet health (15%), (ii) total shareholder return vs. shareholder return of the companies currently in the Standard & Poor’s Utility Index (70%), and (iii) employee engagement (15%).
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2007 Annual Meeting of Common Shareholders to be held May 3, 2007. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this report.

PartIV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 – Financial Statements and Supplementary Data.”

(3)	Exhibits.

(i)	Exhibits filed herewith.

10-66	First Amendment to the DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective January 1, 2001.

10-67	Second Amendment to the DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective January 1, 2005.

10-68	Third Amendment to the DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors, effective January 1, 2006.

10-69	Third Amendment to the DTE Energy Company Executive Deferred Compensation Plan, effective December 31, 2006.

10-70	First Amendment to the DTE Energy Company Supplemental Retirement Plan, effective January 1, 2002.

12-39	Computation of Ratio of Earnings to Fixed Charges.

21-2	Subsidiaries of the Company

23-19	Consent of Deloitte & Touche LLP.

31-29	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-30	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

(ii)	Exhibits incorporated herein by reference.

3(a)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 (Exhibit 3-5 to Form 10-Q for the quarter ended September 30, 1997).

3(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company, dated September 23, 1997 (Exhibit 3-6 to Form 10-Q for the quarter ended September 30, 1997).

3(c)	Rights Agreement, dated September 23, 1997, by and between DTE Energy Company and The Detroit Edison Company, as Rights Agent (Exhibit 4-1 to Form 8-K dated September 22, 1997).

3(d)	Bylaws of DTE Energy Company, as amended through February 24, 2005 (Exhibit 3.1 to Form 8-K dated February 24, 2005).

4(a)	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and BNY Midwest Trust Company, as successor trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)).

4(b)	Third Supplemental Indenture, dated as of April 9, 2001, among DTE Capital Corporation, DTE Energy Company and BNY Midwest Trust Company, as successor trustee (Exhibit 4-225 to Form 10-Q for the quarter ended March 31, 2001).

4(c)	Supplemental Indenture, dated as of May 30, 2001, between DTE Energy Company and BNY

Midwest Trust Company as successor trustee (Exhibit 4-226 to Form 10-Q for the quarter ended June 30, 2001). (6.45% Senior Notes due 2006 and 7.05% Senior Notes due 2011).

4(d)	Supplemental Indenture, dated as of April 5, 2002 between DTE Energy Company and BNY Midwest Trust Company, as successor trustee (Exhibit 4-230 to Form 10-Q for the quarter ended March 31, 2002). (2002 Series A 6.65% Senior Notes due 2009).

4(e)	Sixth Supplemental Indenture, dated as of June 25, 2002, between DTE Energy Company and BNY Midwest Trust Company, as successor trustee (Exhibit 4-233 to Form 10-Q for the quarter ended June 30, 2002). (4.60% Senior Notes due 2007).

4(f)	Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and BNY Midwest Trust Company, as successor trustee, creating 2003 Series A 6 3/8% Senior Notes due 2033 (Exhibit 4(o) to Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033).

4(g)	Supplemental Indenture, dated as of May 15, 2006, between DTE Energy Company and BNY Midwest Trust Company, as successor trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series B 6.35% Senior Notes due 2016).

4(h)	Amended and Restated Trust Agreement of DTE Energy Trust I, dated as of January 15, 2002 (Exhibit 4-229 to Form 10-K for the year ended December 31, 2001).

4(i)	Amended and Restated Trust Agreement of DTE Energy Trust II, dated as of June 1, 2004 (Exhibit 4(q) to Form 10-Q for the quarter ended June 30, 2004).

4(j)	Trust Agreement of DTE Energy Trust III (Exhibit 4-21 to Registration Statement on Form S-3 (File No. 333-99955).

10(a)	Form of 1995 Indemnification Agreement between DTE Energy Company and its directors and officers (Exhibit 3L (10-1) to Form 8-B dated January 2, 1996)).

10(b)	Form of Indemnification Agreement between The Detroit Edison Company and its officers (Exhibit 10-40 to Form 10-K for the year ended December 31, 2000).

10(c)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994 (Exhibit 10-53 to The Detroit Edison Company’s Form 10-Q for the quarter ended March 31, 1994).

10(d)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1993).

10(e)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10(f)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to Form 10-Q for the quarter ended June 30, 2002).

10(g)	Termination and Consulting Agreement, dated as of October 4, 1999, among DTE Energy Company, MCN Energy Group Inc., DTE Enterprises Inc. and A.R. Glancy, III (Exhibit 10-41 to Form 10-K for the year ended December 31, 2001).

10(h)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).

10(i)	Executive Post-Employment Income Arrangement, dated March 27, 1989, between The Detroit Edison Company and S. Martin Taylor (Exhibit 10-22 to Form 10-Q for the quarter ended March 31, 1998).

10(j)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for the quarter ended Maech 31, 2001).

10(k)	DTE Energy Company 2001 Stock Incentive Plan (Exhibit 10-43 to Form 10-Q for the quarter ended March 31, 2001).

10(l)	DTE Energy Company 2006 Long-Term Incentive Plan (Annex A to DTE Energy’s Definitive Proxy Statement dated March 24, 2006).

10(m)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors (as amended and restated effective as of January 1, 1999) (Exhibit 10-30 to Form 10-K for the year ended December 31, 1998).

10(n)	DTE Energy Company Retirement Plan for Non-Employee Directors’ Fees (as amended and restated effective as of December 31, 1998) (Exhibit 10-31 to Form 10-K for the year ended December 31, 1998).

10(o)	DTE Energy Company Plan for Deferring the Payment of Director’s Fees (as amended and restated effective as of January 1, 1999) (Exhibit 10-29 to Form 10-K for the year ended December 31, 1998).

10(p)	DTE Energy Company Supplemental Savings Plan, effective as of December 6, 2001 (Exhibit 10-44 to Form 10-Q for the quarter ended June 30, 2002).

10(q)	Amendment to the DTE Energy Company Supplemental Savings Plan (Exhibit 10-54 to Form 10-Q for the quarter ended September 30, 2004).

10(r)	DTE Energy Company Executive Deferred Compensation Plan, effective as of January 1, 2002 (Exhibit 10-45 to Form 10-Q for the quarter ended June 30, 2002).

10(s)	First Amendment to the DTE Energy Company Executive Deferred Compensation Plan (Exhibit 10-61 to Form 10-K for the year ended December 31, 2005).

10(t)	Second Amendment to the DTE Energy Company Executive Deferred Compensation Plan (Exhibit 10-55 to Form 10-Q for the quarter ended September 30, 2004).

10(u)	DTE Energy Company Supplemental Retirement Plan, effective as of January 1, 2002 (Exhibit 10-46 to Form 10-Q for the quarter ended June 30, 2002).

10(v)	Amendment to the DTE Energy Company Supplemental Retirement Plan (Exhibit 10-53 to Form 10-Q for the quarter ended September 30, 2004).

10(w)	DTE Energy Company Executive Supplemental Retirement Plan, effective as of January 1, 2001 (Exhibit 10-51 to Form 10-Q for the quarter ended September 30, 2004).

10(x)	First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Exhibit 10-52 to Form 10-Q for the quarter ended September 30, 2004).

10(y)	Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Exhibit 10-60 to Form 10-K for the year ended December 31, 2005).

10(z)	Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Exhibit 10-65 to Form 10-Q for the quarter ended September 30, 2006).

10(aa)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(bb)	Description of Executive Life Insurance Plan (Exhibit 10-47 to Form 10-Q for the quarter ended June 30, 2002).

10(cc)	Executive Vehicle Plan of The Detroit Edison Company, dated as of September 1, 1999 (Exhibit 10-41 to Form 10-Q for the quarter ended March 31, 2001).

10(dd)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of May 1, 2003 (Exhibit 10-49 to Form 10-Q for the quarter ended March 31, 2003).

10(ee)	Form of Change-in-Control Severance Agreement, dated as of March 11, 2005, between DTE Energy Company and each of Anthony F. Earley, Jr., Gerard M. Anderson, Robert J. Buckler, Stephen E. Ewing and David E. Meador (Exhibit 10-56 to Form 10-K for the year ended December 31, 2004).

10(ff)	Form of DTE Energy Five-Year Credit Agreement, dated as of October 17, 2005, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N. A. as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10(gg)	Amendment No. 1 to Five-Year Credit Agreement, dated as of January 10, 2007, by and among, DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).

10(hh)	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).

10(ii)	Amendment No. 1 to Second Amended and Restated Five-Year Credit Agreement, dated as of January 10, 2007 by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent and Barclays Bank PLC and JP Morgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).

10(jj)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to Form 8-K dated June 23, 2005).

10 kk)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to Form 8-K dated June 29, 2006).

99(a)	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between DTE Energy Company, as successor, and Fidelity Management Trust Company relating to the Savings and Investment Plans (Exhibit 4-167 to Form 10-Q for the quarter ended June 30, 1994).

99(b)	First Amendment, dated as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).

99(c)	Second Amendment, dated as of February 1, 1995, to Master Trust (Exhibit 4-11 to Registration No. 333-00023).

99(d)	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).

99(e)	Fourth Amendment, dated as of August 1, 1996, to Master Trust (Exhibit 4-185 to Form 10-K for the year ended December 31, 1997).

99(f)	Fifth Amendment, dated as of January 1, 1998, to Master Trust (Exhibit 4-186 to Form 10-K for the year ended December 31, 1997).

99(g)	Sixth Amendment, dated as of September 1, 1998, to Master Trust (Exhibit 99-15 to Form 10-K for the year ended December 31, 2004).

99(h)	Seventh Amendment, dated as of December 15, 1999, to Master Trust (Exhibit 99-16 to Form 10-K for the year ended December 31, 2004).

99(i)	Eighth Amendment, dated as of February 1, 2000, to Master Trust (Exhibit 99-17 to Form 10-K for the year ended December 31, 2004).

99(j)	Ninth Amendment, dated as of April 1, 2000, to Master Trust (Exhibit 99-18 to Form 10-K for the year ended December 31, 2004).

99(k)	Tenth Amendment, dated as of May 1, 2000, to Master Trust (Exhibit 99-19 to Form 10-K for the year ended December 31, 2004).

99(l)	Eleventh Amendment, dated as of July 1, 2000, to Master Trust (Exhibit 99-20 to Form 10-K for the year ended December 31, 2004).

99(m)	Twelfth Amendment, dated as of August 1, 2000, to Master Trust (Exhibit 99-21 to Form 10-K for the year ended December 31, 2004).

99(n)	Thirteenth Amendment, dated as of December 21, 2001, to Master Trust (Exhibit 99-22 to Form 10-K for the year ended December 31, 2004).

99(o)	Fourteenth Amendment, dated as of March 1, 2002, to Master Trust (Exhibit 99-23 to Form 10-K for the year ended December 31, 2004).

99(p)	Fifteenth Amendment, dated as of January 1, 2002, to Master Trust (Exhibit 99-24 to Form 10-K for the year ended December 31, 2004).

(iii)	Exhibits furnished herewith.

32-29	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-30	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

DTE Energy Company
Schedule II – Valuation and Qualifying Accounts

	Year Ending December 31,
(in Millions)	2006	2005	2004
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statement of Financial Position)
Balance at Beginning of Period	$136	$129	$99
Additions:
Charged to costs and expenses	120	106	108
Charged to other accounts (1)	7	9	9
Deductions (2)	(93)	(108)	(87)

Balance At End of Period	$170	$136	$129

(1)	Collection of accounts previously written off.

(2)	Uncollectible accounts written off.

	Year Ending December 31,
(in Millions)	2006	2005	2004
Note Receivable Reserve
Balance at Beginning of Period	$—	$—	$—
Additions:
Charged to costs and expenses — shown as deduction in the Consolidated Statement of Financial Position from:
Other Current Assets	50	—	—
Notes Receivable	15	—	—
Deductions	—

Balance At End of Period	$65	$—	$—

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY

(Registrant)

Date: March 1, 2007	By	/s/ ANTHONY F. EARLEY, JR.

Anthony F. Earley, Jr.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ DAVID E. MEADOR

	Anthony F. Earley, Jr.		David E. Meador
	Chairman of the Board and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer

By	/s/ PETER B. OLEKSIAK	By	/s/ GAIL J. McGOVERN

	Peter B. Oleksiak		Gail J. McGovern, Director
Vice President and Controller, and
Chief Accounting Officer

By	/s/ LILLIAN BAUDER	By	/s/ EUGENE A. MILLER

	Lillian Bauder, Director		Eugene A. Miller, Director

By	/s/ ALLAN D. GILMOUR	By	/s/ CHARLES W. PRYOR, JR.

	Allan D. Gilmour, Director		Charles W. Pryor, Jr., Director

By	/s/ ALFRED R. GLANCY III	By	/s/ JOSUE ROBLES, JR.

	Alfred R. Glancy III, Director		Josue Robles, Jr., Director

By	/s/ FRANK M. HENNESSEY	By	/s/ HOWARD F. SIMS

	Frank M. Hennessey, Director		Howard F. Sims, Director

By	/s/ JOHN E. LOBBIA	By	/s/ JAMES H. VANDENBERGHE

	John E. Lobbia, Director		James H. Vandenberghe, Director

Date: March 1, 2007