Form 10-Q
period 2007-03-31
DTE ENERGY CO
filed 2007-05-09
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2007
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
Yes ☐    No ☑
At March 31, 2007, 176,064,812 shares of DTE Energy’s common stock, substantially all held by non-affiliates, were outstanding.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2007

DEFINITIONS

Coke and Coke Battery	Raw coal is heated to high temperatures in ovens to separate impurities, leaving a carbon residue called coke. Coke is combined with iron ore to create a high metallic iron that is used to produce steel. A series of coke ovens configured in a module is referred to as a battery.

Company	DTE Energy Company and any subsidiary companies

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and any subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly, the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

GCR	A gas cost recovery mechanism authorized by the MPSC, permitting MichCon to pass the cost of natural gas to its customers.

ITC	International Transmission Company (until February 28, 2003, a wholly owned subsidiary of DTE Energy)

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC or the FERC.

NRC	Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

Proved Reserves	Estimated quantities of natural gas, natural gas liquids and crude oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Stranded Costs	Costs incurred by utilities in order to serve customers in a regulated environment that absent special regulatory approval would not otherwise be recoverable if customers switch to alternative energy suppliers.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

Synfuels	The fuel produced through a process involving chemically modifying and binding particles of coal. Synfuels are used for power generation and coke production. Synfuel production generates production tax credits.

Unconventional Gas	Includes those oil and gas deposits that originated and are stored in coal bed, tight sandstone and shale formations.
Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil.

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the higher price of oil and its impact on the value of production tax credits or the potential requirement to refund proceeds received from synfuel partners;

•	the uncertainties of successful exploration of gas shale resources and inability to estimate gas reserves with certainty;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the cost of remediation and compliance, including potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	implementation of electric and gas Customer Choice programs;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments;

•	employee relations, and the negotiation and impacts of collective bargaining agreements;

•	unplanned outages;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	effects of competition;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	contributions to earnings by non-utility subsidiaries;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the availability, cost, coverage and terms of insurance;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	uncollectible accounts receivable;

•	binding arbitration, litigation and related appeals;

•	changes in the economic and financial viability of our suppliers, customers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	timing, terms and proceeds from any asset sale or monetization; and

•	implementation of new processes and new core information systems.
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
Net income in the first quarter of 2007 was $134 million, or $.76 per diluted share, compared to net income of $136 million, or $.76 per diluted share, in the first quarter of 2006. The decrease in net income is primarily due to lower earnings at the Electric Utility, Energy Trading and Corporate & Other segments, offset by higher earnings at the Gas Utility, Power and Industrial Projects and Synthetic Fuel segments.
The items discussed below influenced our current financial performance and may affect future results:
•	Effects of weather and collectibility of accounts receivable on utility operations;

•	Impact of regulatory decisions on our utility operations;

•	Investments in our Unconventional Gas Production business;

•	Results in our Power and Industrial Projects business;

•	Results in our Energy Trading business;

•	Synfuel-related earnings;

•	Outcome of monetization efforts in our non-utility businesses; and

•	Cost reduction efforts and required capital investment.
UTILITY OPERATIONS
Our Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.2 million customers in southeastern Michigan.
Our Gas Utility segment consists of MichCon and Citizens Fuel Gas Company (Citizens). MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.3 million residential, commercial and industrial customers in the State of Michigan. MichCon also has subsidiaries involved in the gathering and transmission of natural gas in northern Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Weather - Earnings from our utility operations are seasonal and very sensitive to weather. Electric utility earnings are primarily dependent on hot summer weather, while the gas utility’s results are primarily dependent on cold winter weather. During the first quarter of 2007, we experienced colder weather than in the first quarter of 2006.
Additionally, we frequently experience various types of storms that damage our electric distribution infrastructure resulting in power outages. Restoration and other costs associated with storm-related power outages lowered pretax earnings by approximately $15 million in the first quarter of 2007 as compared to 2006.
Receivables - Both utilities continue to experience high levels of past due receivables, especially within our Gas Utility operations, primarily attributable to economic conditions and a lack of adequate levels of assistance for low-income customers.
We have taken aggressive actions to reduce the level of past due receivables, including increasing customer disconnections, contracting with collection agencies and working with the State of Michigan and others to increase the share of low-income funding allocated to our customers. During the three months ended March 31, 2007, we did not sell any previously written-off accounts, while in the first quarter of 2006, we sold previously written-off accounts of $44 million, resulting in a gain and net proceeds of $2 million. The gain was recorded as a recovery through bad debt expense, which is included within Operation and maintenance expense. While our levels of past due receivables remain high, we experienced a decrease in our allowance for doubtful accounts expense for the two utilities to approximately $29 million for the three months ended March 31, 2007, compared to $40 million for the corresponding period of 2006.
The April 2005 MPSC gas rate order provided for an uncollectible true-up mechanism for MichCon. The uncollectible true-up mechanism enables MichCon to recover ninety percent of the difference between the actual uncollectible expense for each year and $37 million after an annual reconciliation proceeding before the MPSC. The MPSC approved the 2005 annual reconciliation on December 21, 2006 allowing MichCon to surcharge $11 million beginning in January 2007. We filed the 2006 annual reconciliation with the MPSC in the first quarter of 2007 requesting recovery of $34 million. The following table provides the current amount outstanding and status of each respective year:

(in
Millions)
	Balance at	Balance at
Year	March 31, 2007	December 31, 2006	Current Regulatory Filing Status

2005 (1)	$8	$11	Approved in December 2006; actively billing customers
2006 (2)	34	34	Reconciliation filed with the MPSC in March 2007
2007 (2)	13	—	Accruing; reconciliation filing scheduled for first quarter 2008

Total	$55	$45

(1)	Classified as a current unbilled receivable

(2)	Classified as a long-term regulatory asset
Regulatory activity — Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. The filing with the MPSC requests a $123 million, or 2.9%, average increase in Detroit Edison’s annual revenue requirement for 2008. See Note 6 of the Notes to Consolidated Financial Statements.
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. The MPSC issued an order approving a settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until April 13, 2008, one year from the filing of the general rate case on April 13, 2007, rates were reduced by an additional $26 million, for a total reduction of $79 million annually. Detroit Edison experienced a rate reduction of approximately $18 million in the three months ended March 31, 2007 as a result of this order. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process. The settlement agreement provides for some level of realignment of the existing rate structure by allocating a larger percentage of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
NON-UTILITY OPERATIONS
We have made significant investments in non-utility asset-intensive businesses. We employ disciplined investment criteria when assessing opportunities that leverage our assets, skills and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. A number of factors have impacted our non-utility businesses including the effect of oil prices on the synthetic fuel business, losses and impairments from certain power generation assets and waste coal recovery and landfill gas recovery businesses, and earnings volatility in our energy trading business. As part of a strategic review of our non-utility operations, we are considering various actions including the sale, restructuring or recapitalization of various non-utility businesses which we expect may generate at least $800 million in cash proceeds in 2007. In estimating the expected cash proceeds, we have considered the potential cost to resolve certain inter-company and third party arrangements. These arrangements are currently at below market prices.
The primary source of recent investment capital in our non-utility operations has been cash flow from the synfuel business. See the “Outlook” section for information on sources of cash flows from the synfuel business.
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
We are continuing to build our capacity to transport greater amounts of western coal and to expand into coal terminals to allow for increased coal storage and blending. We are currently involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coal east for Detroit Edison and the Coal Transportation and Marketing business. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. An arbitration hearing in this matter ended in April 2007. A decision which is subject to an appeal process is expected in June 2007. While we believe we will prevail on the merits in this matter, a negative decision could have an adverse effect on our ability to grow the Coal Transportation and Marketing business as currently contemplated.
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
Pipelines, Processing and Storage is continuing its steady growth plan of expansion of storage capacity in Michigan, with two new expansions and expanding and building new pipeline capacity to serve markets in the Midwest and northeast United States.
Unconventional Gas Production
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production primarily within the Antrim shale in the northern lower peninsula of Michigan and the Barnett shale in north Texas. We are an experienced operator in the Antrim shale where we manage one of the industry’s largest inventories of proved gas shale reserves. We continue to expand our operations in the Barnett shale basin in north Texas, where recent leasehold acquisitions have increased our total leasehold acreage to 89,808 acres (80,530 net of interest of others.) Current natural gas prices provide attractive opportunities for our Unconventional Gas Production business segment. We continue to develop properties in both areas as we explore monetization alternatives. We are exploring the sale of a portion of our Unconventional Gas Production assets which will allow us to monetize value from our more mature holdings, while retaining the ability to benefit from the upside of our earlier stage holdings.

Antrim shale — We intend to develop existing acreage using the latest vertical and horizontal drilling and fracture stimulation techniques. Our long-term fixed-price obligations for production of Antrim continue to expire in 2007. This will create opportunities to remarket Antrim production at significantly higher current market rates. As of March 31, 2007, we have a series of cash flow hedges for 84.3 Bcf of anticipated Antrim gas production through October 2013 at an average price of $3.92 per Mcf.
Barnett shale - We anticipate significant opportunities in our existing Barnett shale acreage and expect continued extension of producing areas within the basin. We are currently in the test and development phase for unproven and recently acquired Barnett shale acreage.
Current natural gas prices and successes within the Barnett shale are resulting in more capital being invested into the region. The competition for opportunities and goods and services may result in increased operating costs. However, our experience in the Antrim shale and our experienced Barnett shale personnel provide an advantage in addressing potential cost increases. We invested approximately $27 million in the first quarter of 2007 and expect to invest a combined amount of approximately $150 million to $170 million in our unconventional gas business in 2007.
As a component of our risk management strategy for our Barnett shale reserves, we hedged a portion of our proved developed producing reserves to secure an attractive investment return. As of March 31, 2007, we have a series of cash flow hedges for 7.7 Bcf of anticipated Barnett gas production through 2010 at an average price of $7.61 per Mcf.
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
Energy Trading
Energy Trading focuses on physical power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s power plants and the optimization of contracted natural gas pipelines and storage capacity positions. Our customer base is predominantly utilities, local distribution companies, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in earnings recognition of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading provides commodity risk management services to the other businesses within DTE Energy.

Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipelines and storage capacity positions. Most financial instruments are deemed derivatives, whereas the gas inventory, pipelines and storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We may incur mark-to-market accounting gains or losses in one period that will reverse in subsequent periods when transactions are settled. We are exploring strategic options for the energy trading business.
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
Recognition of Synfuel Gains
To optimize income and cash flow from the synfuel operations, we sold interests in all nine of the facilities, representing 91% of the total production capacity as of March 31, 2007. Proceeds from the sales are contingent upon production levels and the value of credits generated. Gains from the sale of an interest in a synfuel project are recognized when there is persuasive evidence that the sales proceeds have become fixed or determinable, the probability of refund is considered remote and collectibility is assured. In substance, we receive synfuel gains and reduced operating losses in exchange for tax credits associated with the projects sold.
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
Contractual Partners’ Obligations
Our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range. Since we expect to be in a production tax credit phase out position in 2007, we have recorded a reserve of $16 million for partners’ capital contributions in the first quarter of 2007 as compared to a reserve of $40 million in the first quarter of 2006. In the 2007 first quarter, we recorded a reduction in the reserve of $22 million for a prior year true up.
Crude Oil Prices
The Reference Price of a barrel of oil is an estimate by the IRS of the annual average wellhead price per barrel for domestic crude oil. The value of the production tax credit in a given year is reduced if the Reference Price of oil over the year exceeds a threshold price and is eliminated entirely if that same Reference Price exceeds a phase-out price. During 2007, the annual average wellhead price is projected to be approximately $6 less than the New York Mercantile Exchange (NYMEX) price for light, sweet crude oil. The actual or estimated Reference Price and beginning and ending phase-out prices per barrel of oil for 2006 and 2007 are as follows:

		Beginning Phase-Out	Ending Phase-Out
	Reference Price	Price	Price

2006 (actual)	$59.68	$55.06	$69.12
2007 (estimated)	Not Available	$56	$70
The NYMEX daily closing price of a barrel of oil for the three months ended March 31, 2007 averaged approximately $66, which is approximately equal to a Reference Price of $60 per barrel, which we estimate to be within the phase-out range. The actual tax credit phase-out for 2007 will not be certain until the Reference Price is published by the IRS in April 2008. There is a risk of at least a partial phase-out of the production tax credits in 2007, which could adversely impact our results of operations, cash flow, and financial condition.
Hedging of Synfuel Cash Flows
As discussed in Note 2 of the Notes to Consolidated Financial Statements, we have entered into derivative and other contracts to economically hedge a portion of our synfuel cash flow exposure to the risk of oil prices increasing. The derivative contracts are marked-to-market with changes in fair value recorded as an adjustment to synfuel gains. To manage our exposure in 2007 to the risk of an increase in oil prices that could substantially reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the 2007 calendar year average NYMEX trading prices for light, sweet crude oil in relation to the strike prices of each option. If the average NYMEX prices of oil in 2007 are less than approximately $60 per barrel, the derivatives will yield no payment. If the average NYMEX prices of oil exceed approximately $60 per barrel, the derivatives will yield a payment equal to the excess of the average NYMEX price over these initial strike prices, multiplied by the number of barrels covered, up to a maximum price of approximately $76 per barrel. These contracts are based on various terms to take advantage of increases in oil prices. We recorded pretax mark-to-market gains of $4 million during the three months ended March 31, 2007 and gains of $47 million during the three months ended March 31, 2006. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and are included in the Asset gains and losses, reserves and impairments, net line item in the Consolidated Statement of Operations. We paid approximately $50 million for 2006 hedges, for which we received payments of approximately $156 million upon settlement of these hedges in January 2007. Through March 31, 2007, we paid approximately $113 million for 2007 hedges which will provide protection for a significant portion of our cash flows related to synfuel production during 2007.
Risks and Exposures
Since there is the likelihood that the Reference Price for a barrel of oil will reach the threshold at which synfuel-related production tax credits began to phase-out, we defer gain recognition associated with variable and certain fixed note payments until the probability of refund is remote and collectibility is assured. All or a portion of the deferred gains will be recognized when and if the gain recognition criteria is met. During the three months ended March 31, 2007 and 2006, fixed gains recognized totaled $33 million and $22 million, respectively. During the three months ended March 31, 2007 variable gains recognized totaled $6 million, whereas we recognized variable losses totaling $8 million for the comparable 2006 three month period. Gains and losses recognized in both three month periods were impacted by prior year true ups.
Additionally, we may establish reserves for potential refunds of amounts related to partners’ capital contributions associated with operating losses allocated to their account. In the event of a tax credit phase-out, we are contractually obligated to refund to our partners all or a portion of the operating losses funded by our partners. During the three months ended March 31, 2007, we refunded approximately $8 million to our partners, representing $5 million of capital contributions and $3 million related to variable gains.

Cash from synfuel activity is at risk of a phase-out of the production tax credits. We expect approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations, asset sales and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The expected cash flow of approximately $900 million is economically hedged against the movement in oil prices. In addition, a goodwill write-off of up to $4 million will likely be required in 2007 due to the inability to generate new production tax credits after 2007 and the resulting discontinuance of synfuel production. We have fixed notes receivable associated with the sales of interests in the synfuel facilities. A partial or full phase-out of production tax credits could adversely affect the collectibility of our receivables and likely reduce our ability to execute our investment and growth strategy.
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
As an extension of this effort, in mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. The overarching goal has been and remains to become more competitive by reducing costs, eliminating waste and optimizing business processes while improving customer service. Many of our customers are under intense economic pressure and will benefit from our efforts to keep down our costs and their rates. Additionally, we will need significant resources in the future to invest in the infrastructure necessary to compete. Specifically, we began a series of focused improvement initiatives within our Electric and Gas Utilities, and our corporate support function. The process is rigorous and challenging and seeks to yield sustainable performance to our customers and shareholders. We have identified the Performance Excellence Process as critical to our long-term growth strategy. In order to fully realize the benefits from the Performance Excellence Process, it is necessary to make significant up-front investments in our infrastructure and business processes. The costs to achieve (CTA) in 2006 exceeded our savings, but we expect to realize sustained net cost savings beginning in 2007.
In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $102 million of CTA in 2006 as a regulatory asset and began amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding. Amortization of prior year deferred CTA costs amounted to $2.5 million during the three months ended March 31, 2007. During the three months ended March 31, 2007, CTA costs of $13 million were deferred. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
CAPITAL INVESTMENT
We anticipate significant capital investment across all of our business segments. Most of our capital expenditures will be concentrated within our utility segments. Our electric utility currently expects to invest approximately $4.3 billion, including increased environmental requirements and reliability enhancement projects during the period of 2007 through 2011. Our gas utility currently expects to invest approximately $1.0 billion on system expansion, pipeline safety and reliability enhancement projects through the same period. We recently launched a six-year, approximately $330 million, advanced metering infrastructure project that involves the replacement and/or modification of some 4 million electric and gas customer meters. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment.

ENTERPRISE BUSINESS SYSTEMS
In 2003, we began the development of our Enterprise Business Systems (EBS) project, an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management. As part of this initiative, we are implementing EBS software including, among others, products developed by SAP AG and MRO Software, Inc. The first phase of implementation occurred in 2005 in the regulated electric fossil generation unit. The second phase of implementation began in April 2007. The conversion of data and the implementation and operation of EBS will be continuously monitored and reviewed and should ultimately strengthen our internal control structure and lead to increased cost efficiencies. Although our implementation plan includes detailed testing and contingency arrangements to ensure a smooth and successful transition, we can provide no assurance that complications will not arise that could interrupt our operations.
Through March 2007, we spent approximately $375 million on this project and we anticipate spending an additional approximately $10 million in 2007 as the remaining system elements are developed and implemented. We expect the benefits of lower costs, faster business cycles, repeatable and optimized processes, enhanced internal controls, improvements in inventory management and reductions in system support costs to outweigh the expense of our investment in this initiative.
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
Along with pursuing a leaner organization, we anticipate approximately $900 million of synfuel-related cash impacts from 2007 through 2009, which consists of cash from operations and proceeds from option hedges, and approximately $500 million of tax credit carryforward utilization and other tax benefits that are expected to reduce future tax payments. The redeployment of this cash represents a unique opportunity to increase shareholder value and strengthen our balance sheet. We expect to use such cash and the potential cash from monetization of certain of our non-utility assets and operations to reduce debt and repurchase common stock, and to continue to pursue growth investments that meet our strict risk-return and value creation criteria. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to have any monetizations be accretive to earnings per share.
RESULTS OF OPERATIONS
Net income in the first quarter of 2007 was $134 million, or $.76 per diluted share, compared to net income of $136 million, or $.76 per diluted share, in the first quarter of 2006. The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

Segments realigned — In the third quarter of 2006, we realigned the non-utility segment Power and Industrial Projects business unit to separately present the Synthetic Fuel business. In the fourth quarter of 2006, we separated the Fuel Transportation and Marketing segment into Coal and Gas Midstream and Energy Trading. See Note 9 of the Notes to Consolidated Financial Statements for further information on this realignment.

(in Millions, except per share data)	2007	2006
Net Income by Segment:
Electric Utility	$40	$59
Gas Utility	67	50
Non-utility Operations:
Coal and Gas Midstream	12	13
Unconventional Gas Production	2	1
Power and Industrial Projects	4	(23)
Energy Trading	1	28
Synthetic Fuel	38	21
Corporate & Other	(30)	(13)
Income (Loss) from Continuing Operations:
Utility	107	109
Non-utility	57	40
Corporate & Other	(30)	(13)

	134	136
Discontinued Operations	—	(1)
Cumulative Effect of Accounting Change	—	1

Net Income	$134	$136

ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison.
Factors impacting income: Net income decreased $19 million in the first quarter of 2007 primarily due to increased depreciation and amortization expenses, higher operation and maintenance expenses, and an increase in reserves.

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Operating Revenues	$1,094	$1,050
Fuel and Purchased Power	354	309

Gross Margin	740	741
Operation and Maintenance	348	344
Depreciation and Amortization	182	167
Taxes Other Than Income	72	69
Asset (Gains), Losses and Reserves, Net	7	—

Operating Income	131	161
Other (Income) and Deductions	71	75
Income Tax Provision	20	27

Net Income	$40	$59

Operating Income as a Percent of Operating Revenues	12%	15%
Gross margin declined $1 million in the first quarter of 2007 due to lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding that provided for an annualized rate reduction of $53 million effective in September 2006 and an additional annualized rate reduction of $26 million effective in January 2007. Gross margins were also lower due to poor economic conditions, partially offset by higher margins due to returning sales from electric Customer Choice and the impacts of colder weather in the first quarter of 2007. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.
The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year	Three Months
(in Millions)
Weather related margin impacts	$8
Return of customers from electric Customer Choice	17
Service territory economic performance	(14)
Impact of MPSC rate orders	(18)
Other, net	6

Decrease in gross margin	$(1)

	Three Months Ended
	March 31
Power Generated and Purchased	2007	2006
(in Thousands of MWh)
Power Plant Generation
Fossil	10,557	9,308
Nuclear	2,428	2,197

	12,985	11,505
Purchased Power	1,233	1,513

System Output	14,218	13,018
Less Line Loss and Internal Use	(784)	(825)

Net System Output	13,434	12,193

Average Unit Cost ($/MWh)
Generation (1)	$15.41	$14.66

Purchased Power	$63.88	$50.42

Overall Average Unit Cost	$19.62	$18.82

(1)	Represents fuel costs associated with power plants.

	Three Months Ended
(in Thousands of MWh)	March 31
	2007	2006
Electric Sales
Residential	3,786	3,836
Commercial	4,309	4,008
Industrial	3,374	3,154
Wholesale	735	675
Other	110	106

	12,314	11,779
Interconnections sales (1)	1,120	414

Total Electric Sales	13,434	12,193

Electric Deliveries
Retail and Wholesale	12,314	11,779
Electric Customer Choice	451	1,139
Electric Customer Choice — Self Generators (2)	67	224

Total Electric Sales and Deliveries	12,832	13,142

(1)	Represents power that is not distributed by Detroit Edison.
(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $4 million in the first quarter of 2007 due primarily to higher storm expense of $15 million, partially offset by lower generation expenses of $5 million and lower corporate support allocation charges of $6 million.
Depreciation and amortization expense was higher by $15 million in the first quarter of 2007 due primarily to increased amortization of regulatory assets of $10 million consisting of $4 million for the amortization of regulatory assets, $3 million related to the electric Customer Choice Incentive mechanism and $3 million for the amortization of CTA, and higher depreciation of $1 million due to higher levels of depreciable plant.
Asset (gains), losses and reserves, net were $7 million in the first quarter of 2007 representing a reserve for a loan guaranty related to the prior sale of Detroit Edison’s steam heating business to Thermal Ventures II, LP.

Outlook — We continue to improve the operating performance of Detroit Edison. We have resolved a portion of our regulatory issues and continue to pursue additional regulatory and/or legislative solutions for structural problems within the Michigan market structure, primarily electric Customer Choice and the need to adjust rates for each customer class to reflect the full cost of service.
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
Long term, we will be required to invest an estimated $2.4 billion on emission controls through 2018. We intend to seek recovery of these costs in future rate cases.
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
The following variables, either in combination or acting alone, could impact our future results:
•	amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation;

•	our ability to reduce costs and maximize plant performance;

•	variations in market prices of power, coal and gas;

•	economic conditions within the State of Michigan;

•	weather, including the severity and frequency of storms;

•	levels of customer participation in the electric Customer Choice program; and

•	potential new federal and state environmental requirements.
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
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Factors impacting income: Net income increased $17 million in the first quarter of 2007 due primarily to higher gross margin and lower operation and maintenance expenses.

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Operating Revenues	$874	$877
Cost of Gas	623	635

Gross Margin	251	242
Operation and Maintenance	111	121
Depreciation and Amortization	21	24
Taxes Other Than Income	14	15
Asset (Gains), Losses and Reserves, Net	3	—

Operating Income	102	82
Other (Income) and Deductions	12	15
Income Tax Provision	23	17

Net Income	$67	$50

Operating Income as a Percent of Operating Revenues	12%	9%
Gross margin increased $9 million in the first quarter of 2007. The increase is due to $17 million representing the impacts of colder weather in 2007, $11 million related to an increase in midstream services including storage and transportation, partially offset by a $16 million unfavorable impact in lost gas recognized and $3 million related to customer conservation. Revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism.

	Three Months Ended
	March 31
	2007	2006
Gas Markets (in Millions)
Gas sales	$773	$795
End user transportation	52	45

	825	840
Intermediate transportation	19	16
Other	30	21

	$874	$877

Gas Markets (in Bcf)
Gas sales	70	66
End user transportation	49	44

	119	110
Intermediate transportation	128	164

	247	274

Operation and maintenance expense was lower by $10 million due to lower uncollectible accounts receivable expense primarily due to improved customer payment trends resulting from increased collection efforts.
Depreciation and amortization expenses were lower by $3 million due to an adjustment resulting from an MPSC order related to pipeline assets.

Asset (gains), losses and reserves, net increased $3 million attributable to an MPSC disallowance of certain costs related to the acquisition of pipeline assets.
Outlook — Operating results are expected to vary due to regulatory proceedings, weather, changes in economic conditions, customer conservation and process improvements. Higher gas prices and economic conditions have resulted in continued pressure on receivables and working capital requirements that are partially mitigated by the MPSC’s uncollectible true-up mechanism and GCR mechanism.
We will utilize the DTE Energy Operating System and the Performance Excellence Process to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
NON-UTILITY OPERATIONS
Coal and Gas Midstream
Our Coal and Gas Midstream segment consists of Coal Transportation and Marketing and the Pipelines, Processing and Storage businesses.
Factors impacting income: Net income was $1 million lower in the first quarter of 2007 principally due to increased interest expense related to the debt assumed in October 2006 from the acquisition of the Washington 10 gas storage field. The changes in operating revenues and operation and maintenance expenses were both higher reflecting increased coal marketing activities.

	Three Months Ended
	March 31
(in Millions)	2007	2006
Operating Revenues	$227	$168
Operation and Maintenance	206	147
Depreciation and Amortization	2	2
Taxes other than Income	1	2

Operating Income	18	17
Other (Income) and Deductions	(1)	(3)
Income Tax Provision	7	7

Net Income	$12	$13

Outlook — We expect to continue to grow our Coal Transportation and Marketing business in a manner consistent with, and complementary to, the growth of our other business segments. A portion of our Coal Transportation and Marketing revenues and net income are dependent upon our Synfuel operations. Coal Transportation and Marketing is involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. See Note 8 of the Notes to Consolidated Financial Statements.
Our Pipeline, Processing and Storage business will continue its steady growth plan. In April 2007, Washington 28 received MPSC approval to increase working gas storage capacity by over 6 Bcf to a total of 16 Bcf. In February 2007, Washington 10 filed an application with the MPSC to develop a storage field which would increase working gas storage capacity by 8 Bcf to a total of 74 Bcf. Vector Pipeline has secured long-term market commitments to support its first phase of an expansion project, for approximately 200 MMcf per day, with a projected in-service date of November 2007. Vector Pipeline received FERC approval for this expansion in October 2006. Pipeline, Processing and Storage has a 26% ownership interest in Millennium Pipeline which received FERC approval for construction and operation in December 2006. Millennium Pipeline is scheduled to be in service in late 2008. We plan to expand existing assets and develop new assets which are typically supported with long-term customer commitments.

Unconventional Gas Production
Our Unconventional Gas Production segment is primarily engaged in natural gas exploration, development and production in the Antrim and Barnett shales and sells most of the gas to the Energy Trading segment.
Factors impacting income: Net income increased $1 million in the first quarter of 2007 due primarily to higher Barnett shale production. Barnett production in the first quarter of 2007 was 1.5 Bcfe of natural gas compared to .5 Bcfe in the first quarter of 2006.

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Operating Revenues	$28	$22
Operation and Maintenance	11	9
Depreciation, Depletion and Amortization	7	6
Taxes Other Than Income	3	3

Operating Income	7	4
Other (Income) and Deductions	4	3
Income Tax Provision	1	—

Net Income	$2	$1

Outlook — We expect to continue to develop our proved areas and test unproved areas in Michigan and Texas. Evaluation of Barnett shale test wells in up to three new areas is ongoing. During 2007, we expect Barnett Shale production of over 8 Bcfe of natural gas compared with approximately 4 Bcfe in 2006 and Antrim Shale production roughly equivalent to the 22 Bcfe produced in 2006. We expect to invest a combined amount of approximately $150 million to $170 million in our Unconventional Gas Production business in 2007. We are exploring the sale of a portion of our Unconventional Gas Production assets which will allow us to monetize value from our more mature holdings, while retaining the ability to benefit from the upside of our earlier stage holdings.
Power and Industrial Projects
Our Power and Industrial Projects segment is comprised primarily of projects that deliver utility-type services to industrial, commercial and institutional customers, and biomass energy projects.
Factors impacting income: Net income was $4 million in the first quarter of 2007 as compared to a loss of $23 million in the first quarter of 2006. The 2006 period included an impairment loss of $16 million for the write down of fixed assets and patents at our waste coal recovery business.

	Three Months Ended
	March 31
(in Millions)	2007	2006
Operating Revenues	$110	$107
Operation and Maintenance	90	95
Depreciation and Amortization	11	13
Taxes other than Income	4	3
Asset (Gains) and Losses, Reserves and Impairments, Net	—	16

Operating Income (Loss)	5	(20)
Other (Income) and Deductions	3	5
Minority Interest	1	—
Income Taxes
Provision (Benefit)	1	(1)
Production Tax Credits	(4)	(1)

	(3)	(2)

Net Income (Loss)	$4	$(23)

Operating revenues increased $3 million due primarily to a one-time success fee for the sale of an asset in the first quarter of 2007, partially offset by lower revenue due to reduced volumes at several projects.
Operation and maintenance expense decreased $5 million resulting from lower costs due to reduced volumes at several projects.
Asset (gains) and losses, reserves and impairments, net decreased in the first quarter of 2007 due to the impairment loss of $16 million for the write down of fixed assets and patents at our waste coal recovery business in the first quarter of 2006.
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
Energy Trading
Our Energy Trading segment focuses on physical power and gas marketing, structured transactions, enhancement of returns from DTE Energy’s power plants and the optimization of contracted natural gas pipelines and storage capacity positions.
Factors impacting income: Net income was lower by $27 million due to lower gross margins on realized sales in the first quarter of 2007.

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Operating Revenues	$212	$245
Fuel, Purchased Power and Gas	193	185

Gross Margin	19	60
Operation and Maintenance	13	13
Depreciation and Amortization	1	1

Operating Income	5	46
Other (Income) and Deductions	3	2
Income Tax Provision	1	16

Net Income	$1	$28

Gross margin declined $41 million in the first quarter of 2007. Declining natural gas prices at the end of 2006 contributed to positive mark-to-market timing differences in the fourth quarter of 2006 and resulted in lower margins on realized sales in the first quarter of 2007. Earnings in the first quarter of 2006 were favorably impacted by realized margins from storage withdrawals and mark-to-market gains from trades to economically hedge certain physical and capacity power contracts.
Outlook - Significant portions of the Energy Trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as capacity positions of natural gas storage and pipelines and power transmission and full requirements contracts. The financial instruments are deemed derivatives, whereas the owned gas inventory, pipelines, transmission contracts, certain full requirements contracts and storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked to market without revaluing the underlying non-derivative assets. The majority of such earnings volatility is associated with the natural gas storage cycle, which does not coincide with the calendar and fiscal year, but runs annually from April of one year to March of the next year. Our strategy is to economically manage the price risk of storage with over-the-counter forwards and futures. This results in gains and losses that are recognized in different interim and annual accounting periods. We are exploring strategic options for the Energy Trading business.
See “Fair Value of Contracts” section that follows.
Synthetic Fuel
Our Synthetic Fuel segment is comprised of the nine synfuel plants that we operate and that produce synthetic fuel. The production of synthetic fuel from the synfuel plants generates production tax credits.
Factors impacting income: Net income was higher by $17 million in the 2007 first quarter primarily due to adjustments to reserves and lower depreciation and amortization expense, partially offset by lower gains associated with variable payments and hedges.

	Three Months Ended
	March 31
(in Millions)	2007	2006
Operating Revenues	$267	$274
Operation and Maintenance	324	330
Depreciation and Amortization	1	13
Taxes other than Income	4	5
Asset (Gains), Losses and Reserves, Net	(36)	(21)

Operating Loss	(26)	(53)
Other (Income) and Deductions	(4)	(6)
Minority Interest	(59)	(71)
Income Taxes
Provision	13	8
Production Tax Credits	(14)	(5)

	(1)	3

Net Income	$38	$21

Operating revenues decreased $7 million in the first quarter of 2007 reflecting lower synfuel prices, partially offset by increased sales volumes.
Operation and maintenance expense decreased $6 million in the first quarter of 2007 reflecting lower coal feedstock costs, partially offset by increased levels of production. Certain supplier agreements provide a mechanism to reduce certain operating costs to offset increases in oil prices.
Depreciation and amortization decreased $12 million in the first quarter of 2007 due to the impairment of fixed assets recorded in 2006.
Asset (gains) losses and reserves, net increased $15 million primarily due to adjustments to reserves for contractual partners’ obligations related to a prior year true up. The following table displays the various pre-tax components that comprise the determination of gains recorded in the first quarters of 2007 and 2006 related to synfuels.

(in Millions)	Three Months Ended
	March 31

Components of Synfuel (Gains), Losses and Reserves, Net	2007	2006
(Gains) recognized associated with fixed payments	$(33)	$(22)
(Gains) losses recognized associated with variable payments	(6)	8
Reserves (reversed) recorded for contractual partners’ obligations	(6)	40
Other reserves	13	—
Hedge (gains) (mark-to-market)
Hedges for 2006 exposure	—	(38)
Hedges for 2007 exposure	(4)	(9)

	$(36)	$(21)

Minority interest decreased $12 million due to lower depreciation expense in 2007 resulting from impairment of fixed assets in 2006.
Outlook — Due to the implementation of our hedging strategy, we expect to continue to operate the synfuel plants through December 31, 2007 when synfuel-related production tax credits expire.

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
Factors impacting income: Corporate & Other results declined $17 million due to adjustments in 2007 to normalize the effective income tax rate. The income tax provisions of the segments are determined on a stand-alone basis. Corporate & Other records necessary adjustments so that the consolidated income tax expense during the quarter reflects the estimated calendar year effective rate.
DISCONTINUED OPERATIONS
DTE Georgetown (Georgetown) — We own Georgetown, an 80 MW natural gas-fired peaking electric generating plant. In the fourth quarter of 2006, management approved the marketing of Georgetown for sale. In December 2006, Georgetown met the SFAS No. 144 criteria of an asset “held for sale” and we reported its operating results as a discontinued operation. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007. Georgetown did not have significant business activity for the three months ended March 31, 2007 and 2006.
DTE Energy Technologies (Dtech) - We own Dtech, which assembled, marketed, distributed and serviced distributed generation products, provided application engineering, and monitored and managed on-site generation system operations. In July 2005, management approved the restructuring of this business resulting in the identification of certain assets and liabilities to be sold or abandoned, primarily associated with standby and continuous duty generation sales and service. Dtech did not have significant business activity for the three months ended March 31, 2007.
See Note 4 of the Notes to Consolidated Financial Statements.
CUMULATIVE EFFECT OF ACCOUNTING CHANGES
Effective January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The cumulative effect of the adoption of FIN 48 represented a $5 million reduction to the January 1, 2007 balance of retained earnings.
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The cumulative effect of the adoption of SFAS 123(R) was an increase in net income of $1 million as a result of estimating forfeitures for previously granted stock awards and performance shares.
See Note 1 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
During the first three months of 2007, our cash requirements were met primarily through operations and short-term borrowings. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.

	Three Months Ended
	March 31
(in Millions)	2007	2006
Cash and Cash Equivalents
Cash Flow From (Used For):
Operating activities:
Net income	$134	$136
Depreciation, depletion and amortization	225	225
Deferred income taxes	(6)	64
Gain on sale of synfuel and other assets, net	(25)	(21)
Working capital and other	304	209

	632	613

Investing activities:
Plant and equipment expenditures — utility	(306)	(264)
Plant and equipment expenditures — non-utility	(69)	(71)
Acquisitions, net of cash acquired	—	(23)
Proceeds from sale of synfuel and other assets, net	110	101
Restricted cash and other investments	41	(3)

	(224)	(260)

Financing activities:
Redemption of long-term debt	(77)	(70)
Short-term borrowings, net	(185)	(193)
Repurchase of common stock	(55)	(8)
Dividends on common stock and other	(94)	(95)

	(411)	(366)

Net Decrease in Cash and Cash Equivalents	$(3)	$(13)

Operating Activities
A majority of the Company’s operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs. Our non-utility businesses also provide sources of cash flow to the enterprise, primarily from the synthetic fuels business, which we believe, subject to considerations discussed below, will provide approximately $900 million of cash during 2007-2009.
Cash from operations totaling $632 million in the 2007 first quarter was up $19 million from the comparable 2006 period. The operating cash flow comparison reflects a decrease of $76 million in net income, after adjusting for non-cash items (depreciation, depletion, amortization, deferred taxes and gains) and a $95 million increase in working capital and other requirements. Most of the decrease in working capital and other requirements was driven by recovery of electric power supply costs and other working capital improvements at Detroit Edison, partially offset by increased requirements at MichCon and non-utility businesses.

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
Investing Activities
Net cash outflows relating to investing activities decreased $36 million in the 2007 first quarter as compared to the 2006 first quarter. The 2007 change was driven by higher synfuel proceeds and lower restricted cash balances, partially offset by increased investments at our utilities, especially environmental spending at Detroit Edison.
Longer term, with the expected improvement at our utilities and assuming continued cash generation from the synfuel business; cash flows are expected to improve. We will continue to pursue opportunities to grow our businesses in a disciplined fashion when we find opportunities that meet our strategic, financial and risk criteria.
Financing Activities
Net cash used for financing activities increased $45 million during the 2007 first quarter, compared to the same 2006 period, principally due to the repurchase of approximately one million shares of common stock in the first quarter of 2007.
Cash Utilization
We expect to use cash generated from our synfuels operations and the potential cash from monetization of certain of our non-utility assets and operations to reduce debt and repurchase common stock, and to continue to pursue growth investments that meet our strict risk-return and value creation criteria. Our objectives for cash redeployment are to strengthen the balance sheet and coverage ratios to improve our current credit rating and outlook, and to have any monetization be accretive to earnings per share.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 of the Notes to Consolidated Financial Statements.
FAIR VALUE OF CONTRACTS
The following disclosures provide enhanced transparency of the derivative activities and position of our trading businesses and our other businesses.
The accounting standards for determining whether a contract meets the criteria for derivative accounting are numerous and complex. Moreover, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as “Assets or Liabilities from risk management and trading activities,” at the fair value of the contract. The recorded fair value of the contract is then adjusted quarterly, in the Consolidated Statement of Operations, to reflect any change in the fair value of the contract, a practice known as mark-to-market (MTM) accounting.
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
The subsequent tables contain the following four categories represented by their operating characteristics and key risks.
•	“Proprietary Trading” represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	“Structured Contracts” represents derivative activity transacted with the intent to capture profits by originating substantially hedged positions with wholesale energy marketers, utilities, retail aggregators and alternative energy suppliers. Although transactions are generally executed with a buyer and seller simultaneously, some positions remain open until a suitable offsetting transaction can be executed.

•	“Economic Hedges” represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility as discussed in more detail in the preceding Results of Operations section.

•	“Other Non-Trading Activities” primarily represent derivative activity associated with our gas reserves and synfuel operations. A substantial portion of the price risk associated with the gas reserves has been mitigated through 2013. Changes in the value of the hedges are recorded as “Assets or liabilities from risk management and trading activities,” with an offset in other comprehensive income to the extent that the hedges are deemed effective. Oil-related derivative contracts have been executed to economically hedge cash flow risks related to underlying, non-derivative synfuel related positions through 2007. The amounts shown in the following tables exclude the value of the underlying gas reserves and synfuel proceeds including changes therein.

Roll-Forward of Mark to Market Energy Contract Net Assets
     The following table provides details on changes in our MTM net asset or (liability) position during the three months ended March 31, 2007:

					Other
	Trading Activities				Non-
	Proprietary	Structured	Economic		Trading
(in Millions)	Trading	Contracts	Hedges	Total	Activities	Total
MTM at December 31, 2006	$(9)	$(2)	$(36)	$(47)	$(24)	$(71)

Reclassed to realized upon settlement	(6)	(7)	32	19	9	28
Changes in fair value recorded to income	15	(4)	(30)	(19)	3	(16)
Amortization of option premiums	(7)	—	—	(7)	—	(7)

Amounts recorded to unrealized income	2	(11)	2	(7)	12	5
Amounts recorded in OCI	—	(4)	—	(4)	(29)	(33)
Option premiums paid and other	16	—	—	16	5	21

MTM at March 31, 2007	$9	$(17)	$(34)	$(42)	$(36)	$(78)

     The following table provides a current and noncurrent analysis of “Assets and liabilities from risk management and trading activities,” as reflected in the Consolidated Statement of Financial Position as of March 31, 2007. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

						Other
	Trading Activities					Non-	Total
	Proprietary	Structured	Economic			Trading	Assets
(in Millions)	Trading	Contracts	Hedges	Eliminations	Totals	Activities	(Liabilities)
Current assets	$71	$88	$113	$(20)	$252	$143	$395
Noncurrent assets	2	27	90	—	119	—	119

Total MTM assets	73	115	203	(20)	371	143	514

Current liabilities	(62)	(101)	(140)	20	(283)	(109)	(392)
Noncurrent liabilities	(2)	(31)	(97)	—	(130)	(70)	(200)

Total MTM liabilities	(64)	(132)	(237)	20	(413)	(179)	(592)

Total MTM net assets (liabilities)	$9	$(17)	$(34)	$—	$(42)	$(36)	$(78)

Maturity of Fair Value of MTM Energy Contract Net Assets
     Our intent is to recognize MTM activity only when pricing data is obtained from active quotes and published indexes. Actively quoted and published indexes include exchange traded (i.e. NYMEX) and over-the-counter positions for which broker quotes are available. Although the NYMEX has currently quoted prices for the next 72 months, broker quotes for gas and power are generally available for 18 and 24 months into the future, respectively. We fully reserve all unrealized gains and losses related to periods beyond the liquid trading timeframe, therefore these unrealized gains and losses do not impact income.
     As a result of adherence to generally accepted accounting principles, the tables above do not include the expected favorable earnings impacts of certain non-derivative gas storage and power contracts. We entered into economically favorable transactions in the first quarter of 2007 to delay previously planned first quarter 2007 withdrawals from gas storage due to a decrease in the current price for natural gas and an increase in the forward price for natural gas. We anticipate the financial impact of this timing difference will reverse when the gas is withdrawn from storage in the 2007-2008 storage cycle and is sold at prices significantly in excess of the cost of gas in storage. In addition, we entered into forward power contracts to economically hedge certain physical and capacity power contracts. We expect the timing difference on the forward power contracts will be realized over the remainder of 2007.
     The table below shows the maturity of our MTM positions:

(in Millions)
				2010
				and	Total Fair
Source of Fair Value	2007	2008	2009	Beyond	Value
Proprietary Trading	$5	$4	$—	$—	$9
Structured Contracts	(9)	(7)	(4)	3	(17)
Economic Hedges	(18)	(11)	(5)	—	(34)

Total Energy Trading Activities	(22)	(14)	(9)	3	(42)
Other Non-Trading Activities	56	(75)	(17)	—	(36)

Total	$34	$(89)	$(26)	$3	$(78)

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
     To limit our exposure to commodity price fluctuations, the Utility businesses have applied various approaches to manage this risk. The approaches include forward energy, capacity, storage and futures contracts, as well as regulatory rate-recovery mechanisms. Regulatory rate-recovery occurs in the form of PSCR and GCR mechanisms and a tracking mechanism to mitigate some losses from customer migration due to electric Customer Choice programs. See Note 6 of the Notes to Consolidated Financial Statements.
     The non-utility businesses have risk in conjunction with electricity, natural gas, crude oil and coal.
     Our Power and Industrial Projects and Synthetic Fuel segments are subject to crude oil, electricity, natural gas and coal based product price risk. As previously discussed, production tax credits generated by DTE Energy’s synfuel, coke battery and landfill gas recovery operations are subject to phase-out if domestic crude oil prices reach certain levels. The benefits associated with production tax credits may be subject to changes in federal tax law. We have entered into a series of derivative contracts for 2007 to economically hedge the impact of oil prices on a portion of our synfuel cash flow. To limit our exposure to the other commodities we may use forward energy, capacity and futures contracts.
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
Energy Trading
     We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of March 31, 2007:

	Credit Exposure
	before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade (1)
A- and Greater	$411	$(56)	$355
BBB+ and BBB	162	—	162
BBB-	67	—	67

Total Investment Grade	640	(56)	584
Non-investment grade (2)	62	(1)	61
Internally Rated — investment grade (3)	83	—	83
Internally Rated — non-investment grade (4)	9	(8)	1

Total	$794	$(65)	$729

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures combined for this category represented 25% of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented 7% of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented 7% of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented 1% of the gross credit exposure.
Interest Rate Risk
     DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2007, the Company had a floating rate debt to total debt ratio of approximately 16% (excluding securitized debt).
Foreign Currency Risk
     DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency fluctuations, we have entered into a series of currency forward contracts through January 2012. Additionally, we may enter into fair value currency hedges to mitigate changes in the value of contracts or loans.
Summary of Sensitivity Analysis
     We performed a sensitivity analysis to calculate the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2007 by a hypothetical 10% and calculating the resulting change in the fair values.
     The results of the sensitivity analysis calculations follow:

(in Millions)	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of

Gas Contracts	$(18)	$18	Commodity contracts
Power Contracts	$(18)	$18	Commodity contracts
Oil Contracts	$115	$(89)	Commodity options
Interest Rate Risk	$(307)	$331	Long-term debt
Foreign Currency Risk	$2	$(2)	Forward contracts

CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     Management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.
(b) Changes in internal control over financial reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     In April 2007, we began implementing the second phase of our Enterprise Business Systems (EBS) project. EBS is an enterprise resource planning system initiative to improve existing processes and to implement new core information systems, relating to finance, human resources, supply chain and work management.

DTE Energy Company
Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2007	2006
Operating Revenues	$2,730	$2,635

Operating Expenses
Fuel, purchased power and gas	1,135	1,060
Operation and maintenance	1,058	1,021
Depreciation, depletion and amortization	225	225
Taxes other than income	94	92
Asset (gains) and losses, reserves and impairments, net	(26)	(5)

	2,486	2,393

Operating Income	244	242

Other (Income) and Deductions
Interest expense	137	133
Interest income	(10)	(12)
Other income	(18)	(12)
Other expenses	9	10

	118	119

Income Before Income Taxes and Minority Interest	126	123

Income Tax Provision	50	58

Minority Interest	(58)	(71)

Income from Continuing Operations	134	136

Loss from Discontinued Operations, net of tax	—	(1)

Cumulative Effect of Accounting Change, net of tax	—	1

Net Income	$134	$136

Basic Earnings per Common Share
Income from continuing operations	$.76	$.76
Discontinued operations	—	—
Cumulative effect of accounting change	—	.01

Total	$.76	$.77

Diluted Earnings per Common Share
Income from continuing operations	$.76	$.76
Discontinued operations	—	—
Cumulative effect of accounting change	—	—

Total	$.76	$.76

Average Common Shares
Basic	176	177
Diluted	177	178

Dividends Declared per Common Share	$.53	$.515
See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position (Unaudited)

	March 31	December 31
	2007	2006
(in Millions)
ASSETS
Current Assets
Cash and cash equivalents	$144	$147
Restricted cash	90	146
Accounts receivable (less allowance for doubtful accounts of $178 and $170, respectively
Customer	1,517	1,427
Collateral held by others	65	68
Other	255	442
Accrued power and gas supply cost recovery revenue	92	117
Inventories
Fuel and gas	410	562
Materials and supplies	159	153
Deferred income taxes	236	245
Assets from risk management and trading activities	395	461
Other	177	193

	3,540	3,961

Investments
Nuclear decommissioning trust funds	759	740
Other	503	505

	1,262	1,245

Property
Property, plant and equipment	19,490	19,224
Less accumulated depreciation and depletion	(7,869)	(7,773)

	11,621	11,451

Other Assets
Goodwill	2,057	2,057
Regulatory assets	3,194	3,226
Securitized regulatory assets	1,208	1,235
Intangible assets	89	72
Notes receivable	143	164
Assets from risk management and trading activities	119	164
Prepaid pension assets	72	71
Other	131	139

	7,013	7,128

Total Assets	$23,436	$23,785

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Financial Position (Unaudited)

	March 31	December 31
	2007	2006
(in Millions, Except Shares)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,051	$1,145
Accrued interest	97	115
Dividends payable	94	94
Short-term borrowings	946	1,131
Gas inventory equalization	278	—
Current portion of long-term debt, including capital leases	372	354
Liabilities from risk management and trading activities	392	437
Other	757	888

	3,987	4,164

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,885	5,918
Securitization bonds	1,124	1,185
Trust preferred-linked securities	289	289
Capital lease obligations	80	82

	7,378	7,474

Other Liabilities
Deferred income taxes	1,450	1,465
Regulatory liabilities	784	765
Asset retirement obligations	1,239	1,221
Unamortized investment tax credit	117	120
Liabilities from risk management and trading activities	200	259
Liabilities from transportation and storage contracts	142	157
Accrued pension liability	388	388
Accrued postretirement liability	1,420	1,414
Deferred gains from asset sales	18	36
Nuclear decommissioning	122	119
Other	331	312

	6,211	6,256

Commitments and Contingencies (Notes 2, 6 and 8)

Minority Interest	44	42

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 176,064,812 and 177,138,060 shares issued and outstanding, respectively	3,439	3,467
Retained earnings (less FIN 48 cumulative effect adjustment of $5 in 2007)	2,602	2,593
Accumulated other comprehensive loss	(225)	(211)

	5,816	5,849

Total Liabilities and Shareholders’ Equity	$23,436	$23,785

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Operating Activities
Net Income	$134	$136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	225	225
Deferred income taxes	(6)	64
Gain on sale of interests in synfuel projects	(36)	(21)
Asset (gains), losses and reserves, net	11	—
Partners’ share of synfuel project losses	(59)	(71)
Contributions from synfuel partners	36	70
Cumulative effect of accounting changes	—	(1)
Change in assets and liabilities, exclusive of changes shown separately (Note 1)	327	211

Net cash from operating activities	632	613

Investing Activities
Plant and equipment expenditures — utility	(306)	(264)
Plant and equipment expenditures — non-utility	(69)	(71)
Acquisitions, net of cash acquired	—	(23)
Proceeds from sale of interests in synfuel projects	113	72
Refunds to synfuel partners	(8)	—
Proceeds from sale of assets, net	5	29
Restricted cash for debt redemptions	57	23
Proceeds from sale of nuclear decommissioning trust fund assets	57	37
Investment in nuclear decommissioning trust funds	(66)	(47)
Other investments	(7)	(16)

Net cash used for investing activities	(224)	(260)

Financing Activities
Redemption of long-term debt	(77)	(70)
Short-term borrowings, net	(185)	(193)
Repurchase of common stock	(55)	(8)
Dividends on common stock	(94)	(91)
Other	—	(4)

Net cash used for financing activities	(411)	(366)

Net Decrease in Cash and Cash Equivalents	(3)	(13)
Cash and Cash Equivalents at Beginning of the Period	147	88

Cash and Cash Equivalents at End of the Period	$144	$75

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statement of Changes in Shareholders’ Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
(Dollars in Millions, Shares in Thousands)

Balance, December 31, 2006	177,138	$3,467	$2,593	$(211)	$5,849

Net income	—	—	134	—	134
Implementation of FIN 48	—	—	(5)	—	(5)
Pension and postretirement obligations, net of tax	—	—	—	1	1
Dividends declared on common stock	—	—	(94)	—	(94)
Repurchase and retirement of common stock	(1,178)	(29)	(26)	—	(55)
Net change in unrealized losses on derivatives, net of tax	—	—	—	(13)	(13)
Net change in unrealized losses on investments, net of tax	—	—	—	(2)	(2)
Unearned stock compensation and other	105	1	—	—	1

Balance, March 31, 2007.	176,065	$3,439	$2,602	$(225)	$5,816

     The following table displays other comprehensive income for the three-month periods ended March 31:

	2007	2006
(in Millions)
Net income	$134	$136

Other comprehensive income (loss), net of tax:
Pension and postretirement obligations, net of taxes of $- and $-, respectively	1	—
Net unrealized gains (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $(11) and $25, respectively	(20)	46
Amounts reclassified to income, net of taxes of $4 and $9, respectively	7	16

	(13)	62
Net unrealized gains (losses) on investments:
Losses arising during the period, net of taxes of $(2) and $(1), respectively	(4)	(1)
Amounts reclassified from income, net of taxes of $1 and $-, respectively	2	—

	(2)	(1)

Comprehensive income	$120	$197

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — GENERAL
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.
References in this report to “we,” “us,” “our,” “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.
Asset Retirement Obligations
We have a legal retirement obligation for the decommissioning costs of our Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, we have legal retirement obligations for the synthetic fuel operations, gas production facilities, gas gathering facilities and various other operations. We have conditional retirement obligations for gas pipeline retirement costs and disposal of asbestos at certain of our power plants. To a lesser extent, we have conditional retirement obligations at certain service centers, compressor and gate stations, and disposal costs for PCB contained within transformers and circuit breakers. We recognize such obligations as liabilities at fair market value at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate.
For our regulated operations, timing differences arise in the expense recognition of legal asset retirement costs that we are currently recovering in rates. We defer such differences under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
A reconciliation of the asset retirement obligations for the first quarter of 2007 follows:

(in Millions)
Asset retirement obligations at January 1, 2007	$1,221
Accretion	19
Liabilities incurred	1
Liabilities settled	(2)

Asset retirement obligations at March 31, 2007	$1,239

A significant portion of the asset retirement obligations represents nuclear decommissioning liabilities which are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Intangible Assets
We have certain intangible assets relating to non-utility contracts and emission allowances. The gross carrying amount and accumulated amortization of intangible assets at March 31, 2007 was $98 million and $9 million, respectively. As of December 31, 2006 the gross carrying amount and accumulated amortization of intangible assets was $80 million and $8 million, respectively. Amortization expense of intangible assets is estimated to be $5 million annually for 2007 through 2011.
Retirement Benefits and Trusteed Assets
The components of net periodic benefit costs for qualified and non-qualified pension benefits and other postretirement benefits follow:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2007	2006	2007	2006

Service cost	$16	$16	$15	$15
Interest cost	45	44	30	29
Expected return on plan assets	(60)	(55)	(17)	(15)
Net loss	15	15	17	18
Prior service cost	1	2	(1)	(1)
Net transition liability	—	—	2	2
Special termination benefits	4	—	2	—

Net periodic benefit cost	$21	$22	$48	$48

During the three months ended March 31, 2007, we recorded pension costs of $4 million and other postretirement benefit costs of $2 million associated with our Performance Excellence Process, included in the table above.
During the first quarter of 2006, we made cash contributions of $60 million to our postretirement benefit plans. We made no cash contributions to our postretirement benefit plans in the first quarter of 2007.
Income Taxes
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken or expected to be taken on a tax return. As a result of the implementation of FIN 48, we recognized a $5 million increase in liabilities which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits amounted to $41 million and $29 million at January 1, 2007 and March 31, 2007, respectively. The decline in unrecognized tax benefits during the three months ended March 31, 2007 was primarily attributable to settlements with the Internal Revenue Service (IRS) for the 2002 and 2003 tax years. Unrecognized tax benefits totaling $25 million at January 1, 2007 and $19 million at March 31, 2007, if recognized, would impact our effective tax rate.
We recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on our Consolidated Statement of Operations. Accrued interest pertaining to income taxes totaled $8 million and $9 million at January 1, 2007 and March 31, 2007, respectively. We had no accrued penalties pertaining to income taxes. We recognized interest expense in relation to income taxes of $1 million and $0.3 million during the three months ended March 31, 2007 and 2006, respectively.

Our U.S. federal income tax returns for years 2004 and beyond remain subject to examination by the IRS. We also file tax returns in numerous state jurisdictions with varying statutes of limitation.
Stock-Based Compensation
The DTE Energy Stock Incentive Plan permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares and performance units. Participants in the plan include our employees and members of our Board of Directors.
We recorded stock-based compensation expense of $6 million with an associated tax benefit of $2 million for the three months ended March 31, 2007. We recorded stock-based compensation expense of $7 million with an associated tax benefit of $2 million for the three months ended March 31, 2006. Compensation cost capitalized in property, plant and equipment was $0.5 million during the three months ended March 31, 2007. No compensation cost was capitalized as an asset during the three months ended March 31, 2006. Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, using the modified prospective transition method. The cumulative effect of the adoption of SFAS 123(R) was an increase in net income of $1 million in the first quarter of 2006 as a result of estimating forfeitures for previously granted stock awards and performance shares.
Stock Options
The following table summarizes our stock option activity for the three months ended March 31, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2006	5,667,197	$41.60
Granted	417,300	$47.75
Exercised	(327,337)	$41.24
Forfeited or Expired	(3,269)	$43.28

Outstanding at March 31, 2007	5,753,891	$42.06

Exercisable at March 31, 2007	4,632,268	$41.25

As of March 31, 2007, the weighted average remaining contractual life for the exercisable shares is 5.47 years. During the first quarter of 2007, 856,930 options vested. As of March 31, 2007, 1,121,623 options were non-vested.
The weighted average grant date fair value of options granted during the first quarter of 2007 was $6.46 per share.
We determine the fair value of options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Risk-free interest rate	4.66%	4.58%
Dividend yield	4.44%	4.74%
Expected volatility	17.65%	19.79%
Expected life	6 years	6 years

Stock Awards
The following table summarizes our stock awards activity for the three months ended March 31, 2007:

		Weighted Average
		Grant Date
	Restricted Stock	Fair Value
Balance at December 31, 2006	666,136	$43.20
Grants	264,150	$47.26
Forfeitures	(16,150)	$43.69
Vested	(179,498)	$40.22

Balance at March 31, 2007	734,638	$45.36

Performance Share Awards
The following table summarizes our performance share activity for the three months ended March 31, 2007:

Performance Shares
Balance at December 31, 2006	1,035,696
Grants	487,495
Forfeitures	(9,776)
Payouts	(236,195)

Balance at March 31, 2007	1,277,220

Unearned Compensation Cost
As of March 31, 2007, there was $48 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.76 years.
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

Consolidated Statement of Cash Flows
     A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statement of Cash Flows follows:

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$103	$324
Accrued GCR revenue	(97)	52
Inventories	148	210
Accrued/Prepaid pensions	—	21
Accounts payable	(42)	(97)
Accrued PSCR refund	49	(22)
Exchange gas payable	(63)	(62)
Income taxes payable	10	(7)
General taxes	3	1
Risk management and trading activities	11	(373)
Gas inventory equalization	278	158
Postretirement obligation	6	(36)
Other assets	2	(23)
Other liabilities	(81)	65

	$327	$211

Supplementary cash information follows:

	Three Months Ended
	March 31
	2007	2006
(in Millions)
Cash Paid for
Interest (excluding interest capitalized)	$155	$127
Income taxes	$1	$1
In conjunction with maintaining certain traded risk management positions, we may be required to post cash collateral with our clearing agent, therefore, we entered into a demand financing agreement for up to $150 million in lieu of posting additional cash collateral (a non-cash transaction). The amounts outstanding under this facility were $58 million and $23 million, respectively, at March 31, 2007 and December 31, 2006.

Asset (gains) and losses, reserves and impairments, net
The following items are included in the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations:

	Three Months Ended
(in Millions)	March 31
Description	2007	2006
Synfuel (Gains), Losses and Reserves, Net
(Gains) recognized for fixed payments	$(33)	$(22)
(Gains) losses recognized for variable payments	(6)	8
Reserves (reversed) recorded for contractual partners’ obligations	(6)	40
Other reserves	13	—
Hedge (gains) (mark-to-market)	(4)	(47)

Synfuels, net	(36)	(21)

Other Non-utility impairments:
Waste coal recovery	—	16

Electric utility	7	—
Gas utility	3	—

	$(26)	$(5)

NOTE 2 — SYNFUEL OPERATIONS
Synthetic Fuel Operations
We are the operator of nine synthetic fuel production facilities throughout the United States. Synfuel facilities chemically change coal, including waste and marginal coal, into a synthetic fuel as determined under applicable Internal Revenue Service rules. Production tax credits are provided for the production and sale of solid synthetic fuels produced from coal and are available through December 31, 2007. To qualify for the production tax credits, the synthetic fuel must meet three primary conditions: (1) there must be a significant chemical change in the coal feedstock, (2) the product must be sold to an unaffiliated entity, and (3) the production facility must have been placed in service before July 1, 1998. Through March 31, 2007, we have generated and recorded approximately $594 million in production tax credits.
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

The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2007, we estimate the threshold price at which the tax credit would begin to be reduced is $56 per barrel and would be completely phased out if the Reference Price reached $70 per barrel. As of March 31, 2007, the realized NYMEX daily closing price of a barrel of oil was approximately $66 for 2007, equating to an estimated Reference Price of $60, which we estimate to be within the phase-out range.
Gains (Losses) from Sale of Interests in Synthetic Fuel Facilities
Through March 2007, we have sold interests in all of the synthetic fuel production plants, representing approximately 91% of our total production capacity. Proceeds from the sales are contingent upon production levels, the production qualifying for production tax credits, and the value of such credits. Production tax credits are subject to phase-out if domestic oil prices reach certain levels. We recognize gains from the sale of interests in the synfuel facilities as synfuel is produced and sold, and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectibility is reasonably assured. Until the gain recognition criteria are met, gains from selling interests in synfuel facilities are deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that phase-out of some or all of the tax credits will not occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters of a calendar year.
The gain from the sale of synfuel facilities is comprised of fixed and variable components. The fixed component represents note payments, is not subject to refund, and is recognized as a gain when earned and collectibility is assured. The variable component is based on an estimate of tax credits allocated to our partners and is subject to refund based on the annual oil price phase-out. The variable component is recognized as a gain only when the probability of refund is considered remote and collectibility is assured. During the three months ended March 31, 2007 and 2006, fixed gains recognized totaled $33 million and $22 million, respectively. During the three months ended March 31, 2007 variable gains recognized totaled $6 million, whereas we recognized variable losses totaling $8 million for the comparable 2006 three month period. Gains and losses recognized in both three month periods were impacted by prior year true ups.
Contractual Partners’ Obligations
Our partners reimburse us (through the project entity) for the operating losses of the synfuel facilities, referred to as capital contributions. In the event that the production tax credit is phased out, we are contractually obligated to refund an amount equal to all or a portion of the operating losses funded by our partners. To assess the probability and estimate the amount of refund, we use valuation and analysis models that calculate the probability of the Reference Price of oil for the year being within or exceeding the phase-out range. We refunded $8 million to our partners in the first quarter of 2007. Since we expect to be in a production tax credit phase out position in 2007, we have recorded a reserve of $16 million for partners’ capital contributions in the first quarter of 2007 as compared to a reserve of $40 million in the first quarter of 2006. In the 2007 first quarter, we recorded a reduction in the reserve of $22 million for a prior year true up.
Derivative Instruments — Commodity Price Risk
To manage our exposure to the risk of an increase in oil prices that could substantially reduce or eliminate synfuel sales proceeds, we entered into a series of derivative contracts covering a specified number of barrels of oil. The derivative contracts involve purchased and written call options that provide for net cash settlement at expiration based on the full years’ average NYMEX trading prices for light, sweet crude oil in relation to the strike prices of each option. These contracts are based on various terms to take advantage of favorable oil price movements. The agreements do not qualify for hedge accounting, therefore, the changes in the fair value of the options are recorded currently in earnings. The fair value changes were a pre-tax gain of $4 million in the first quarter of 2007 compared to a pre-tax gain of $47 million during the first quarter of 2006. The fair value changes are recorded as adjustments to the gain from selling interests in synfuel facilities and are included in the Asset gains and losses, reserves and impairments, net line item in the Consolidated Statement of Operations.

Guarantees
We have provided certain guarantees and indemnities in conjunction with the sales of interests in our synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statute of limitations. We estimate that our maximum potential liability under these guarantees at March 31, 2007 is $2.4 billion. At March 31, 2007, we have reserved $245 million of our maximum potential liability primarily representing the possible refund of certain payments made by our synfuel partners.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair-value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the effects of this statement, and have not yet determined the impact on the consolidated financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost credits.
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
NOTE 4 — DISCONTINUED OPERATIONS
DTE Georgetown (Georgetown)
We own Georgetown, an 80 MW natural gas-fired peaking electric generating plant. In the fourth quarter of 2006, management approved the marketing of Georgetown for sale. Georgetown met the SFAS No. 144 criteria of an asset “held for sale” and we reported its operating results as a discontinued operation. We estimate that the net book value of Georgetown’s assets, less costs to sell approximates its fair value. As of March 31, 2007, Georgetown’s assets are $23 million and its liabilities are $1 million. In February 2007, we entered into an agreement to sell our Georgetown peaking electric generating facility. The sale is subject to receipt of regulatory approval and is expected to close in the second half of 2007. Georgetown did not have significant business activity for the three months ended March 31, 2007 and 2006.
DTE Energy Technologies (Dtech)
We own Dtech, which assembled, marketed, distributed and serviced distributed generation products, provided application engineering, and monitored and managed on-site generation system operations. In the third quarter of 2005, management approved the restructuring of this business resulting in the identification of certain assets and liabilities to be sold or abandoned, primarily associated with standby and continuous duty generation sales and service. The systems monitoring business is planned to be retained by the Company. The Dtech restructuring plan met the SFAS No. 144 criteria of an asset “held for sale” and we reported its operating results as a discontinued operation. We expect continued legal and warranty expenses in 2007 related to Dtech’s operations prior to the third quarter of 2005. As of March 31, 2007, Dtech had liabilities of $3 million. Dtech did not have significant business activity for the three months ended March 31, 2007.
NOTE 5 — OTHER IMPAIRMENTS AND RESTRUCTURING
Impairment
During the first quarter of 2006, our Power and Industrial Projects segment impaired its investment in proprietary technology used to refine waste coal. The fixed assets at our development operation were impaired due to continued operating losses and negative cash flow. In addition, we impaired all our patents related to waste coal technology. We calculated the expected undiscounted cash flows from the use and eventual disposition of the assets, which indicated that the carrying amount of the assets was not recoverable. We determined the fair value of the assets utilizing a discounted cash flow technique. We recorded a pre-tax impairment loss of $16 million within the Asset (gains) and losses, reserves and impairments, net line in the Consolidated Statement of Operations for the three months ended March 31, 2006.
Restructuring — Performance Excellence Process
In mid-2005, we initiated a company-wide review of our operations called the Performance Excellence Process. Specifically, we began a series of focused improvement initiatives within our Electric and Gas

Utilities, and associated corporate support functions. We expect this process will be carried out over a two to three year period that began in 2005.
We have incurred CTA for employee severance and other costs. Other costs include project management and consultant support. Pursuant to MPSC authorization, beginning in the third quarter of 2006, Detroit Edison deferred approximately $102 million of CTA in 2006. Detroit Edison began amortizing deferred 2006 costs in 2007 as the recovery of these costs was provided for by the MPSC. Amortization expense amounted to $2.5 million for the three months ended March 31, 2007. Detroit Edison deferred approximately $13 million of CTA during the three months ended March 31, 2007. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established. See Note 6.
Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statement of Operations. Deferred amounts are recorded in the Regulatory assets line on the Consolidated Statement of Financial Position. Expenses incurred for the three months ended March 31, 2007 and 2006 are as follows:

	Employee Severance Costs		Other Costs		Total Cost
(in Millions)	2007	2006	2007	2006	2007	2006
Costs incurred:
Electric Utility	$8	$—	$7	$12	$15	$12
Gas Utility	2	—	—	3	2	3
Other	—	—	—	2	—	2

Total costs	10	—	7	17	17	17
Less amounts deferred or capitalized:
Electric Utility	8	—	7	—	15	—

Amount expensed	$2	$—	$—	$17	$2	$17

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
MPSC Show-Cause Order
In March 2006, the MPSC issued an order directing Detroit Edison to show cause by June 1, 2006 why its retail electric rates should not be reduced in 2007. Detroit Edison filed its response explaining why its electric rates should not be reduced in 2007. The MPSC issued an order approving a settlement agreement in this proceeding on August 31, 2006. The order provided for an annualized rate reduction of $53 million for 2006, effective September 5, 2006. Beginning January 1, 2007, and continuing until April 13, 2008, one year from the filing of the general rate case on April 13, 2007, rates were reduced by an additional $26 million, for a total reduction of $79 million annually. The revenue reduction is net of the recovery of the amortization of the costs associated with the implementation of the Performance Excellence Process. The settlement agreement provided for some level of realignment of the existing rate structure by allocating a larger percentage share of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.
As part of the settlement agreement, a Choice Incentive Mechanism (CIM) was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. The CIM has a deadband of ±200 GWh. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90% of its reduction in non-fuel revenue from full service customers up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100% of the increase in non-fuel revenue to the unrecovered regulatory asset balance. Approximately $3 million was credited to the unrecovered regulatory asset balance in the first quarter of 2007.
2007 Electric Rate Case Filing
Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. The filing with the MPSC requests a $123 million, or 2.9%, average increase in Detroit Edison’s annual revenue requirement for 2008.
The requested $123 million increase in revenues is required in order to recover significant environmental compliance costs and inflationary increases, partially offset by net savings associated with the Performance Excellence Process. The filing is based on a return on equity of 11.25 percent on an expected 50 percent capital and 50 percent debt capital structure by year-end 2008.
In addition, Detroit Edison’s filing makes, among other requests, the following proposals:
•	Make progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers.

•	Equalize distribution rates between Detroit Edison full service and Electric Choice customers.

•	Re-establish with modification the Choice Incentive Mechanism (“CIM”) originally established in the Detroit Edison 2006 show cause filing. The CIM tracks changes related to customers moving between Detroit Edison full service and Electric Choice.

•	Terminate the Pension Equalization Mechanism.

•	Establish an emission allowance pre-purchase plan to ensure that adequate emission allowances will be available for environmental compliance.

•	Establish a methodology for recovery of the costs associated with preparation of an application for a new nuclear generation facility.
Also, in the filing, in conjunction with Michigan’s 21st Century Energy Plan, Detroit Edison has reinstated a long-term integrated resource planning (IRP) process with the purpose of developing the least overall cost plan to serve customers’ generation needs over the next 20 years. The first new base load capacity would be required for Detroit Edison by 2017. To protect tax credits available under Federal law, Detroit Edison determined it would be prudent to initiate the application process for a new nuclear unit. Detroit Edison has not made a final decision to build a new nuclear unit. Detroit Edison is preserving its option to build at some point in the future by beginning the complex nuclear licensing process now. Also, beginning the licensing process today positions Detroit Edison potentially to take advantage of tax incentives of up to $320 million derived from the 2005 Energy Policy Act that will benefit customers. To qualify for these substantial tax credits, a combined operating license for construction and operation of an advanced nuclear generating plant must be docketed by the Nuclear Regulatory Commission no later than December 31, 2008. Preparation and approval of a combined operating license can take up to 4 years and is estimated to cost at least $60 million.
A final order related to this filing is expected in 2008.

Regulatory Accounting Treatment for Performance Excellence Process
In May 2006, Detroit Edison and MichCon filed applications with the MPSC to allow deferral of costs associated with the implementation of the Performance Excellence Process, a company-wide cost-savings and performance improvement program. Implementation costs include project management, consultant support and employee severance expenses. Detroit Edison and MichCon sought MPSC authorization to defer and amortize Performance Excellence Process implementation costs for accounting purposes to match the expected savings from the Performance Excellence Process program with the related CTA. Detroit Edison and MichCon anticipate that the Performance Excellence Process will be carried out over a two to three year period beginning in 2005. Detroit Edison’s CTA is estimated to total approximately $150 million. MichCon’s CTA is estimated to total between $55 million and $60 million. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. At year-end 2006, Detroit Edison recorded deferred CTA costs of $102 million as a regulatory asset and began amortizing deferred 2006 costs in 2007, as the recovery of these costs was provided for by the MPSC in its order approving the settlement of the show cause proceeding. During the three months ended March 31, 2007, Detroit Edison deferred CTA costs of $13 million. Amortization of prior year deferred CTA costs amounted to $2.5 million during the three months ended March 31, 2007. MichCon cannot defer CTA costs at this time because a recovery mechanism has not been established.
Accounting for Costs Related to Enterprise Business Systems (EBS)
In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of up to $60 million of certain EBS costs that would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At March 31, 2007, approximately $21 million of EBS costs have been deferred as a regulatory asset. In addition, EBS costs recorded as plant assets will be amortized over a 15-year period, pursuant to MPSC authorization.
Fermi 2 Enhanced Security Costs Settlement
The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In December 2006, Detroit Edison filed an application with the MPSC for recovery of $11.4 million of Fermi 2 Enhanced Security Costs (ESC), discounted back to September 11, 2001 plus carrying costs from that date. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi-2 ESC incurred during the period September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million, plus carrying charges. A total of $12 million, including carrying charges, has been recorded as a regulatory asset at March 31, 2007. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years.
Reconciliation of Regulatory Asset Recovery Surcharge
In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing Regulatory Asset Recovery Surcharge (“RARS”). In this filing, Detroit Edison replaced estimated costs for 2003-2005 included in the last general rate case with actual costs incurred. Also reflected in the filing was the replacement of estimated revenues with actual revenues collected. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS five-year recovery limit under PA 141. Detroit Edison’s filing indicated a $53 million deficiency for RARS-related costs from the level originally established. Detroit Edison seeks reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the five year period of: (1) Clean Air Act Expenditures, (2)

Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. Detroit Edison has subsequently adjusted its estimated deficiency to $49 million. An order is expected in 2007.
Power Supply Costs Recovery Proceedings
2005 Plan Year — In September 2004, Detroit Edison filed its 2005 PSCR plan case seeking approval of a levelized PSCR factor of 1.82 mills per kWh above the amount included in base rates. In December 2004, Detroit Edison filed revisions to its 2005 PSCR plan case in accordance with the November 2004 MPSC rate order. Included in the factor were power supply costs, transmission expenses and nitrogen oxide (NOx) emission allowance costs. In September 2005, the MPSC approved Detroit Edison’s 2005 PSCR plan case. At December 31, 2005, Detroit Edison recorded an under-recovery of approximately $144 million related to the 2005 plan year. In March 2006, Detroit Edison filed its 2005 PSCR reconciliation. The filing sought approval for recovery of approximately $144 million from its commercial and industrial customers. The filing included a motion for entry of an order to implement immediately a reconciliation surcharge of 4.96 mills per kWh on the bills of its commercial and industrial customers. The under-collected PSCR expense allocated to residential customers could not be recovered due to the PA 141 rate cap for residential customers, which expired January 1, 2006. In addition to the 2005 PSCR Plan Year Reconciliation, the filing included a reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based upon their contributions to pension expense during the subject periods. The September 2006 order in the Company’s 2004 PSCR Reconciliation and Stranded Cost proceeding directed the Company to roll the entire 2004 PSCR over-collection amount to the Company’s 2005 PSCR Reconciliation, thereby reducing the Company’s 2005 PSCR Reconciliation under-collection amount for commercial and industrial customers to $64 million. An order is expected in the first half of 2007.
2006 Plan Year — In September 2005, Detroit Edison filed its 2006 PSCR plan case seeking approval of a levelized PSCR factor of 4.99 mills per kWh above the amount included in base rates for residential customers and 8.29 mills per kWh above the amount included in base rates for commercial and industrial customers. Included in the factor for all customers are fuel and power supply costs, including transmission expenses, Midwest Independent Transmission System Operator (MISO) market participation costs, and NOx emission allowance costs. The Company’s PSCR Plan included a matrix which provided for different maximum PSCR factors contingent on varying electric Customer Choice sales levels. The plan also included $97 million for recovery of its projected 2005 PSCR under-collection associated with commercial and industrial customers. Additionally, the PSCR plan requested MPSC approval of expense associated with sulfur dioxide emission allowances, mercury emission allowances, and a fuel additive. In conjunction with DTE Energy’s sale of its transmission assets to ITC Transmission in February 2003, the FERC froze ITC Transmission’s rates through December 2004. In approving the sale, FERC authorized ITC Transmission’s recovery of the difference between the revenue it would have collected and the actual revenue collected during the rate freeze period. This amount is estimated to be $66 million which is to be included in ITC Transmission’s rates over a five-year period beginning June 1, 2006. This increased Detroit Edison’s transmission expense in 2006 by approximately $7 million. The MPSC authorized Detroit Edison in 2004 to recover transmission expenses through the PSCR mechanism.
In December 2005, the MPSC issued a temporary order authorizing the Company to begin implementation of maximum quarterly PSCR factors on January 1, 2006. The quarterly factors reflect a downward adjustment in the Company’s total power supply costs of approximately 2% to reflect the potential variability in cost projections. The quarterly factors allowed the Company to more closely track the costs of providing electric service to our customers and, because the non-summer factors are well below those ordered for the summer months, effectively delay the higher power supply costs to the summer months at which time our customers will not be experiencing large expenditures for home heating. The MPSC did not adopt the Company’s request to recover its projected 2005 PSCR under-collection associated with commercial and industrial customers nor did it adopt the Company’s request to implement contingency factors based upon the

Company’s increased costs associated with providing electric service to returning electric Customer Choice customers. The MPSC deferred both of those Company proposals to the final order on the Company’s entire 2006 PSCR Plan. In September 2006, the MPSC issued an order in this case that approved the inclusion of sulfur dioxide emission allowance expense in the PSCR, determined that fuel additive expense should not be included in the PSCR based upon its impact on maintenance expense, found the Company’s determination of third party sales revenues to be correct, and allowed the Company to increase its PSCR factor for the balance of the year in an effort to reverse the effects of the previously ordered temporary reduction. The MPSC declined to rule on the Company’s requests to include mercury emission allowance expense in the PSCR or its request to include prior PSCR over/(under) recoveries in future year PSCR plans. The Company filed its 2006 PSCR reconciliation case in March 2007. The $51 million undercollection amount reflected in that filing is being collected in the 2007 PSCR plan.
2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company’s application included a request for an early hearing and temporary order granting such ratemaking authority. The Company’s 2007 PSCR Plan includes fuel and power supply costs, including NOx and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007.
Uncollectible Expense True-Up Mechanism (UETM) and Report of Safety and Training-Related Expenditures
2005 UETM — In March 2006, MichCon filed an application with the MPSC for approval of its uncollectible expense true-up mechanism for 2005. This is the first filing MichCon has made under the uncollectible tracking mechanism, which was approved by the MPSC in April 2005 as part of MichCon’s last general rate case. MichCon’s 2005 base rates included $37 million for anticipated uncollectible expenses. Actual 2005 uncollectible expenses totaled $60 million. The true-up mechanism allows MichCon to recover ninety percent of uncollectibles that exceeded that $37 million base. Under the formula prescribed by the MPSC, MichCon recorded an underrecovery of approximately $11 million for uncollectible expenses from May 2005 (when the mechanism took effect) through the end of 2005. In December 2006, the MPSC issued an order authorizing MichCon to implement the UETM monthly surcharge for service rendered on and after January 1, 2007.
As part of the March 2006 application with the MPSC, MichCon filed a review of its 2005 annual safety and training-related expenditures. MichCon reported that actual safety and training-related expenditures for the initial period exceeded the pro-rata amounts included in base rates and based on the under-recovered position, recommended no refund at this time. In the December 2006 order, the MPSC also approved MichCon’s 2005 safety and training report.
2006 UETM — In March 2007, MichCon filed an application with the MPSC for approval of its uncollectible expense true-up mechanism for 2006 requesting $33 million of underrecovery plus applicable carrying costs of $3 million. The March 2007 application included a report of MichCon’s 2006 annual safety and training-related expenditures, which shows a $2 million over-recovery.

Gas Cost Recovery Proceedings
2005-2006 Plan Year — In December 2004, MichCon filed its 2005-2006 GCR plan case proposing a maximum GCR factor of $7.99 per Mcf. The plan includes quarterly contingent GCR factors. These contingent factors allow MichCon to increase the maximum GCR factor to compensate for increases in gas market prices, thereby reducing the possibility of a GCR under-recovery. In April 2005, the MPSC issued an order recognizing that Michigan law allows MichCon to self-implement its quarterly contingent factors. MichCon self-implemented quarterly contingent GCR factors of $8.54 per Mcf in July 2005 and $10.09 per Mcf in October 2005. In response to market price increases in the fall of 2005, MichCon filed a petition to reopen the record in the case during September 2005. MichCon proposed a revised maximum GCR factor of $13.10 per Mcf and a revised contingent factor matrix. In October 2005, the MPSC approved an increase in the GCR factor to a cap of $11.3851 per Mcf for the period November 2005 through March 2006. In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. MPSC Staff and other interveners filed testimony regarding the reconciliation in December 2006 in which they recommended disallowances related to MichCon’s implementation of its dollar cost averaging fixed price program and its use of fixed basis in contracting purchases. In January 2007, MichCon filed testimony rebutting these recommendations. The 2005-2006 GCR reconciliation case is still in the regulatory review and approval process, and the final resolution is uncertain. Based on available information, MichCon is unable to assess the range of a reasonably possible loss related to the proposed disallowances. An MPSC order is expected in 2007.
2007-2008 Plan Year / Native Base Gas Sale Consolidated — In August 2006, MichCon filed an application with the MPSC requesting permission to sell native base gas that would become accessible with storage facilities upgrades. MichCon’s estimated sale of this base gas would be worth $34 million. In December 2006, the administrative law judge in the case approved a motion made by the Residential Ratepayer Consortium to consolidate this case with MichCon’s 2007-2008 GCR plan case. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. An MPSC Order in the consolidated cases is expected by the end of 2007.
Other
We are unable to predict the outcome of the regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.
NOTE 7 — COMMON STOCK AND EARNINGS PER SHARE
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

	Three Months Ended
	March 31
(in Millions, except per share amounts)	2007	2006

Basic Earnings Per Share

Income from continuing operations	$134	$136

Average number of common shares outstanding	176	177

Income per share of common stock based on weighted average number of shares outstanding	$.76	$.76

Diluted Earnings Per Share

Income from continuing operations	$134	$136

Average number of common shares outstanding	176	177
Incremental shares from stock based awards	1	1

Average number of dilutive shares outstanding	177	178

Income per share of common stock assuming issuance of incremental shares	$.76	$.76

Options to purchase approximately 427 thousand shares of common stock in 2007 and 2.2 million shares of common stock in 2006, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. In March 2005, EPA issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $875 million through 2006. We estimate Detroit Edison future capital expenditures at up to $222 million in 2007 and up to $2 billion of additional capital expenditures through 2018 to satisfy both the existing and proposed new control requirements.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that the Company could incur up to approximately $53 million over the next three to five years in additional capital expenditures to comply with these requirements. However, a court decision remanded back to the EPA several provisions of the federal regulation resulting in a delay in complying with the regulation. The decision also raised the possibility that the Company may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including two former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is approximately $11 million which was accrued in 2006 and is expected to be incurred over the next several years. In addition, Detroit Edison expects to make approximately $5 million of capital improvements to the ash landfill in 2007.
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
In 1993, a cost deferral and rate recovery mechanism was approved by the MPSC for investigation and remediation costs incurred at former MGP sites. As a result of a study completed in 1995, Gas Utility accrued an additional liability and a corresponding regulatory asset of $35 million. During 2006, we spent approximately $2 million investigating and remediating these former MGP sites. In December 2006, we retained multiple environmental consultants to estimate the projected cost to remediate each MGP site. We accrued an additional $7 million in remediation liabilities associated with former MGP holders and additional cleanup cost, to increase the reserve balance to $41 million as of December 31, 2006, with a corresponding increase in the regulatory asset. The reserve balance was $40 million at March 31, 2007.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity’s obligation in the event it fails to perform. We may provide guarantees in certain indemnification agreements. Finally, we may provide indirect guarantees for the indebtedness of others. Below are the details of specific material guarantees we currently provide. Our other guarantees are not individually material and total approximately $10 million at March 31, 2007.
Parent Company Guarantee of Subsidiary Obligations
We have issued guarantees for the benefit of various non-utility subsidiary transactions. In the event that DTE Energy’s credit rating is downgraded below investment grade, certain of these guarantees would require us to post cash or letters of credit valued at approximately $332 million at March 31, 2007. This estimated amount fluctuates based upon commodity prices (primarily power and gas) and the provisions and maturities of the underlying agreements.
Labor Contracts
There are several bargaining units for our represented employees. Approximately 3,245 of our represented employees are under contracts that expire in June 2007 and 970 employees are under contracts that expire in October 2007. The contracts of the remaining represented employees expire at various dates in 2008 and 2009.
Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase steam and electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison will purchase steam through 2008 and electricity through June 2024. In 1996, a special charge to income was recorded that included a reserve for steam purchase commitments in excess of replacement costs from 1997 through 2008. The reserve for steam purchase commitments totaling $31.5 million at March 31, 2007 is being amortized to fuel, purchased power and gas expense with non-cash accretion expense being recorded through 2008. We purchased approximately $42 million of steam and electricity in 2006, 2005 and 2004. We estimate steam and electric purchase commitments from 2007 through 2024 will not exceed $386 million. In January 2003, we sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Due to terms of the sale, Detroit Edison remains contractually obligated to buy steam from GDRRA until 2008 and recorded an additional liability of $63 million for future commitments. Also, we have guaranteed bank loans of $12.5 million that Thermal Ventures II, LP may use for capital improvements to the steam heating system. During the three months ended March 31, 2007, we recorded a $6.8 million reserve related to the bank loan guarantee.
As of March 31, 2007, we were party to numerous long-term purchase commitments relating to a variety of goods and services required for our business. These agreements primarily consist of fuel supply commitments and energy trading contracts. We estimate that these commitments will be approximately $6.5 billion from 2007 through 2051. We also estimate that 2007 capital expenditures will be $1.5 billion. We have made certain commitments in connection with expected capital expenditures.
Bankruptcies
We purchase and sell electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts that we can estimate and are considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable losses. The final resolution of these matters is not expected to have a material effect on our financial statements.
Other
Detroit Edison and DTE Coal Services Inc. are involved in a contract dispute with BNSF Railway Company that has been referred to arbitration. Under this contract, BNSF transports western coals east for Detroit Edison and DTE Coal Services. We have filed a breach of contract claim against BNSF for the failure to provide certain services that we believe are required by the contract. An arbitration hearing in this matter ended in April 2007. A decision which is subject to an appeal process is expected in June 2007. While we believe we will prevail on the merits in this matter, a negative decision could have an adverse effect on our ability to grow the Coal Transportation and Marketing business as currently contemplated.

We are involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims we can estimate and are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or financial statements in the periods they are resolved.
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
Electric Utility
•	Consists of Detroit Edison, the company’s electric utility whose operations include the power generation and electric distribution facilities that service approximately 2.2 million residential, commercial and industrial customers throughout southeastern Michigan.
Gas Utility
•	Consists of the gas distribution services provided by MichCon, a gas utility that purchases, stores and distributes natural gas throughout Michigan to approximately 1.3 million residential, commercial and industrial customers and Citizens Gas Fuel Company, a gas utility that distributes natural gas to approximately 17,000 customers in Adrian, Michigan.
Non-Utility Operations
•	Coal and Gas Midstream, primarily consisting of coal transportation and marketing, and gas pipelines, processing and storage;

•	Unconventional Gas Production, primarily consisting of unconventional gas project development and production;

•	Power and Industrial Projects, primarily consisting of on-site energy services, steel-related projects and power generation with services;

•	Energy Trading, primarily consisting of energy marketing and trading operations; and

•	Synthetic Fuel, consisting of the operations of nine synfuel plants.
Corporate & Other, primarily consisting of corporate staff functions and certain energy related investments.
Prior period segment information has been reclassified to conform to the segment structure of the current period.

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended
	March 31
(in Millions)	2007	2006

Electric Utility	$4	$16
Coal and Gas Midstream	38	39
Unconventional Gas Production	30	40
Energy Trading	8	11

	$80	$106

Financial data of the business segments follows:

	Three Months Ended
	March 31
(in Millions)	2007	2006

Operating Revenues
Electric Utility	$1,094	$1,050
Gas Utility	874	877
Non-utility Operations:
Coal and Gas Midstream	227	168
Unconventional Gas Production	28	22
Power and Industrial Projects	110	107
Energy Trading	212	245
Synthetic Fuel	267	274

	844	816

Corporate & Other	1	2
Reconciliation & Eliminations	(83)	(110)

Total From Continuing Operations	$2,730	$2,635

Income (Loss)
Electric Utility	$40	$59
Gas Utility	67	50
Non-utility Operations:
Coal and Gas Midstream	12	13
Unconventional Gas Production	2	1
Power and Industrial Projects	4	(23)
Energy Trading	1	28
Synthetic Fuel	38	21

Corporate & Other	(30)	(13)

Income from Continuing Operations
Utility	107	109
Non-utility	57	40
Corporate & Other	(30)	(13)

	134	136
Discontinued Operations	—	(1)
Cumulative Effect of Accounting Change	—	1

Net Income	$134	$136

Other Information
Risk Factors
In addition to the risk factors discussed below and other information set forth in this report, the risk factors discussed in Part 1, Item 1A. Company Risk Factors in DTE Energy Company’s Form 10-K, which could materially affect the Company’s businesses, financial condition and/or future operating results, should be carefully considered. The risks described herein and in the Company’s Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or that are currently deemed to be immaterial, also may materially adversely affect the Company’s business, financial condition and/or future operating results.
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
This incentive provided by production tax credits is not deemed necessary if the price of oil increases and provides significant market incentives for the production of these fuels. As such, the tax credit in a given year is reduced if the Reference Price of oil within that year exceeds a threshold price. The Reference Price of a barrel of oil is an estimate of the annual average wellhead price per barrel for domestic crude oil. We project the yearly average wellhead price per barrel of oil for the year to be approximately $6 lower than the NYMEX price for light, sweet crude oil. The threshold price at which the credit begins to be reduced was set in 1980 and is adjusted annually for inflation. For 2007, we estimate the threshold price at which the tax credit would begin to be reduced is $56 per barrel and would be completely phased out if the Reference Price reached $70 per barrel. As of March 31, 2007, the average NYMEX daily closing price of a barrel of oil was approximately $66 for 2007, equating to an estimated Reference Price of $60, which we estimate to be within the phase-out range.
A work interruption may adversely affect us. Unions represent approximately 5,400 of our employees. A union choosing to strike as a negotiating tactic would have an impact on our business. We have begun negotiations for contracts expiring in June 2007. We are unable to predict the effects a work stoppage would have on our costs of operation and financial performance.
Failure to successfully implement new processes and information systems could interrupt our operations. Our businesses depend on numerous information systems for operations and financial information and billings. We are in the midst of a multi-year Company-wide initiative to improve existing processes and implement new core information systems. We launched the first phase of our Enterprise Business Systems project in 2005. The second phase of implementation began in April 2007. Failure to successfully implement new processes and new core information systems could interrupt our operations.

Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the quarter ended March 31, 2007:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	the Plans or
Period	(1)	Per Share	Programs	Programs (2)
01/01/07 - 01/31/07	—	—	—	$651,506,040
02/01/07 - 02/28/07	20,000	$47.03	—	$651,506,040
03/01/07 - 03/31/07	168,650	$46.50	989,300	$605,523,194

Total	188,650	$46.55	989,300

(1) Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.
(2) In January 2005, the DTE Energy Board of Directors authorized the repurchase of up to $700 million in common stock through 2008. The authorization provides Company management with flexibility to pursue share repurchases from time to time, and will depend on future asset monetizations, cash flows and investment opportunities.
Exhibits.

Exhibit
Number	Description

Filed:

31-31	Chief Executive Officer Section 302 Form 10-Q Certification
31-32	Chief Financial Officer Section 302 Form 10-Q Certification

Furnished:

32-31	Chief Executive Officer Section 906 Form 10-Q Certification
32-32	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date: May 9, 2007	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak Vice President and Controller and Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description

31-31	Chief Executive Officer Section 302 Form 10-Q Certification
31-32	Chief Financial Officer Section 302 Form 10-Q Certification

32-31	Chief Executive Officer Section 906 Form 10-Q Certification
32-32	Chief Financial Officer Section 906 Form 10-Q Certification