Form 10-K
period 2008-12-31
DTE ENERGY CO
filed 2009-02-27
CIK 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 1-11607

DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3217752 (I.R.S. Employer Identification No.)
One Energy Plaza, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)

313-235-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
7.8% Trust Preferred Securities*	New York Stock Exchange
7.50% Trust Originated Preferred Securities**	New York Stock Exchange

*	Issued by DTE Energy Trust I. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust I has funds available for payment of such distributions.

**	Issued by DTE Energy Trust II. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust II has funds available for payment of such distributions.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2008, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $6.9 billion (based on the New York Stock Exchange closing price on such date). There were 163,256,618 shares of common stock outstanding at January 31, 2009.

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2009 Annual Meeting of Common Shareholders to be held April 30, 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

DTE Energy Company
Annual Report on Form 10-K
Year Ended December 31, 2008

		PAGE

Definitions		2
Forward-Looking Statements		4

PART I
Items 1., 1A., 1B. & 2.	Business, Risk Factors, Unresolved Staff Comments and Properties	6
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	144
Item 9A.	Controls and Procedures	144
Item 9B.	Other Information	144

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	144
Item 11.	Executive Compensation	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	144
Item 13.	Certain Relationships and Related Transactions, and Director Independence	144
Item 14.	Principal Accountant Fees and Services	144

PART IV
Item 15.	Exhibits and Financial Statement Schedules	144
Signatures		155
Ninth Supplemental Indenture, dated as of December 1, 2008
Forty-second Supplemental Indenture, dated as of December 1, 2008
DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated
DTE Energy Company Supplemental Retirement Plan as Amended and Restated
DTE Energy Company Supplemental Savings Plan as Amended and Restated
DTE Energy Company Executive Compensation Plan as Amended and Restated
DTE Energy Company Plan for Deferring the Payment of Directors' Fees as Amended and Restated
DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Company
Consent of Deloitte & Touche LLP
Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report
Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report
Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report
Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report
Twentieth Amendment to Master Trust

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

Forward-Looking Statements

Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on cash equivalents and investments, including nuclear decommissioning and benefit plan assets;

•	the length and severity of ongoing economic decline;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard and energy efficiency mandates;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and inability to estimate gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	contributions to earnings by non-utility subsidiaries;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	amounts of uncollectible accounts receivable; and

•	binding arbitration, litigation and related appeals.

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

Part I

Items 1. and 2. Business and Properties

General

In 1995, DTE Energy incorporated in the State of Michigan. Our utility operations consist primarily of Detroit Edison and MichCon. We also have four non-utility segments that are engaged in a variety of energy-related businesses.

Detroit Edison is a Michigan corporation organized in 1903 and is a public utility subject to regulation by the MPSC and the FERC. Detroit Edison is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.2 million customers in southeastern Michigan.

MichCon is a Michigan corporation organized in 1898 and is a public utility subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan.

Our four non-utility segments are involved in 1) gas pipelines and storage; 2) unconventional gas exploration, development, and production; 3) power and industrial projects and coal transportation and marketing; and 4) energy marketing and trading operations.

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

Corporate Structure

Based on the following structure, we set strategic goals, allocate resources, and evaluate performance. See Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report for financial information by segment for the last three years.

Electric Utility

•	Consists of Detroit Edison, our electric utility whose operations include the power generation and electric distribution facilities that service approximately 2.2 million residential, commercial, industrial and wholesale customers throughout southeastern Michigan.

Gas Utility

•	Consists of the gas distribution services provided by MichCon, a gas utility that purchases, stores, transports and distributes natural gas throughout Michigan to approximately 1.2 million residential, commercial and industrial customers, and Citizens Gas Fuel Company (Citizens), a gas utility that distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Non-Utility Operations

•	Gas Midstream, primarily consisting of natural gas pipelines and storage;

•	Unconventional Gas Production, primarily consisting of unconventional gas exploration, development and production;

•	Power and Industrial Projects, primarily consisting of on-site energy services, steel-related projects, power generation and coal transportation and marketing; and

•	Energy Trading, primarily consisting of energy marketing and trading operations.

Corporate & Other, includes various holding company activities, holds certain non-utility debt and energy-related investments.

Refer to our Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.

ELECTRIC UTILITY

Description

Our Electric Utility segment consists of Detroit Edison. Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our several fossil plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to four major classes of customers: residential, commercial, industrial, and wholesale, principally throughout southeastern Michigan.

Revenue by Service

	2008	2007	2006
	(In millions)

Residential	$1,726	$1,739	$1,671
Commercial	1,753	1,723	1,603
Industrial	894	854	835
Wholesale	119	125	109
Other	170	259	350

Subtotal	4,662	4,700	4,568
Interconnection sales(1)	212	200	169

Total Revenue	$4,874	$4,900	$4,737

(1)	Represents power that is not distributed by Detroit Edison.

Weather, economic factors, competition and electricity prices affect sales levels to customers. Our peak load and highest total system sales generally occur during the third quarter of the year, driven by air conditioning and other cooling-related demands. We occasionally experience various types of storms that damage our electric distribution infrastructure resulting in power outages. Restoration and other costs associated with storm-related power outages can negatively impact earnings. In the December 23, 2008 MPSC rate order for Detroit Edison, a tracking mechanism was approved that provides for an annual reconciliation for restoration costs (storm and non-storm) using a base expense level of $110 million per year. Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on Detroit Edison.

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have eight long-term and two short-term contracts for a total purchase of approximately 26 million tons of low-sulfur western coal to be delivered in 2009 and 2010. We also have eight contracts for the purchase of approximately 6 million tons of Appalachian coal to be delivered from 2009 through 2011. All of these contracts have fixed prices. We have approximately 84% of our 2009 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have long-term transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.

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

Generating plants owned and in service as of December 31, 2008 are as follows:

	Location by	Summer Net
	Michigan	Rated Capability(1)(2)
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric
Belle River(3)	St. Clair	1,026	9.2	1984 and 1985
Conners Creek	Wayne	230	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe(4)	Monroe	3,115	28.0	1971, 1973 and 1974
River Rouge	Wayne	523	4.7	1957 and 1958
St. Clair	St. Clair	1,368	12.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949 and 1968

		7,964	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	9.9	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2(5)	Monroe	1,122	10.1	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.3	1973

		11,104	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	Excludes one oil-fueled unit, St. Clair Unit No. 5 (250 MW) in cold standby status.

(3)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(4)	The Monroe Power Plant provided 38% of Detroit Edison’s total 2008 power plant generation.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

Detroit Edison owns and operates 678 distribution substations with a capacity of approximately 33,436,000 kilovolt-amperes (kVA) and approximately 419,600 line transformers with a capacity of approximately 21,634,000 kVA.

Circuit miles of distribution lines owned and in service as of December 31, 2008:

Electric Distribution

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground

4.8 kV to 13.2 kV	28,114	13,875
24 kV	102	690
40 kV	2,324	335
120 kV	72	13

	30,612	14,913

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

The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services. Customers choosing to purchase power from alternative electric suppliers represented approximately 3% of retail sales in 2008, 4% in 2007 and 6% of such sales in 2006. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10 percent cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. Recent higher wholesale electric prices have also resulted in many former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. When market conditions are favorable, we sell power into the wholesale market, in order to lower costs to full-service customers.

Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. We do not expect significant competition for distribution to any group of customers in the near term. In 2008, the Michigan legislature passed a comprehensive reform package that requires Michigan utilities to serve ten percent of their retail sales from renewable energy sources by 2015. In December 2008, Detroit Edison issued a request for proposal to purchase Michigan-based renewable energy credits.

GAS UTILITY

Description

Our Gas Utility segment consists of MichCon and Citizens.

Revenue is generated by providing the following major classes of service: gas sales, end user transportation, intermediate transportation, and gas storage.

Revenue by Service

	2008	2007	2006
	(In millions)

Gas sales	$1,824	$1,536	$1,541
End user transportation	143	140	135
Intermediate transportation	73	59	69
Storage and other	112	140	104

Total Revenue	$2,152	$1,875	$1,849

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End user transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate transportation — Gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Storage and other — Includes revenues from gas storage, appliance maintenance, facility development and other energy-related services.

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

Natural Gas Supply

Our gas distribution system has a planned maximum daily send-out capacity of 2.8 Bcf, with approximately 68% of the volume coming from underground storage for 2008. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

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

Properties

We own distribution, transmission and storage properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,181,000 service lines and approximately 1,324,000 active meters. We own approximately 2,000 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas. We also own four carbon dioxide processing facilities.

We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 132 Bcf. These facilities are important in providing reliable and cost-effective service to our customers. In addition, we sell storage services to third parties. Most of our distribution and transmission property is located on property owned by others and used by us through easements, permits or licenses. Substantially all of our property is subject to the lien of a mortgage.

We are directly connected to interstate pipelines, providing access to most of the major natural gas producing regions in the Gulf Coast, Mid-Continent and Canadian regions.

Our primary long-term transportation contracts are as follows:

	Availability (MMcf/d)	Contract Expiration

Trunkline Gas Company	10	2009
Viking Gas Transmission Company	51	2010
TransCanada PipeLines Limited	53	2010
Great Lakes Gas Transmission L.P.	30	2011
ANR Pipeline Company	245	2011
Vector Pipeline L.P.	50	2012
Panhandle Eastern Pipeline Company	75	2029

We own 830 miles of transportation and gathering (non-utility) pipelines in the northern lower peninsula of Michigan. Our Hawes pipeline project is currently under construction and will add an additional 10 miles of pipeline when completed in early 2009. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital-lease arrangement. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Regulation

We are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters. MichCon’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

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

Strategy and Competition

Our strategy is to be the preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, and customer conservation due to high natural gas prices and economic conditions, we expect future sales volumes to decline. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We continue to focus on lowering our operating costs by improving operating efficiencies.

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

Our extensive transmission pipeline system has enabled us to market 400 to 500 Bcf annually for intermediate transportation services and storage services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Mid-western interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canada.

MichCon’s storage capacity is used to store natural gas for delivery to MichCon’s customers as well as sold to third parties, under a variety of arrangements for periods up to three years. Prices for storage arrangements for shorter periods are generally higher, but more volatile than for longer periods. Prices are influenced primarily by market conditions and natural gas pricing.

NON-UTILITY OPERATIONS

Gas Midstream

Description

Gas Midstream owns partnership interests in two interstate transmission pipelines and two natural gas storage fields. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts. We have a partnership interest in Vector Pipeline (Vector), an interstate transmission pipeline, which connects Michigan to Chicago and Ontario. We also hold partnership interests in Millennium Pipeline Company which indirectly connects southern New York State to Upper Midwest/Canadian supply, while providing transportation service into the New York City markets. We have storage assets in Michigan capable of storing up to 87 Bcf in natural gas storage fields located in Southeast Michigan. The Washington 10 and 28 storage facilities are high deliverability storage fields having bi-directional interconnections with Vector Pipeline and MichCon providing our customers access to the Chicago, Michigan, other Midwest and Ontario market centers.

Our customers include various utilities, pipelines, and producers and marketers.

Properties

The Gas Midstream business holds the following property:

Property Classification	% Owned	Description	Location

Pipelines
Vector Pipeline	40%	348-mile pipeline with 1,200 MMcf per day capacity	Midwest
Millennium Pipeline (in service December 2008)	26%	182-mile pipeline with 525 MMcf per day capacity	New York
Storage
Washington 10 (includes Shelby 2 Storage)	100%	71 Bcf of storage capacity	Macomb Co, MI
Washington 28	50%	16 Bcf of storage capacity	Macomb Co, MI

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, MichCon provides physical operations, maintenance, and technical support for the Washington 28 and Washington 10 storage facilities.

Strategy and Competition

Our Gas Midstream business expects to continue its steady growth plan. The Gas Midstream business focuses on asset development opportunities in the Midwest-to-Northeast region to supply natural gas to meet growing demand. We expect much of the growth in the demand for natural gas in the U.S. to occur within the Mid-Atlantic and New England regions. We forecast these regions will require incremental pipeline and gas storage infrastructure necessary to deliver gas volumes to meet growing demand. Vector is an interstate pipeline that is filling a large portion of that need, and is complemented by our Michigan storage facilities. We will complete the Shelby 2 storage field at our Washington 10 storage complex by 2010 with an additional 3 Bcf of capacity additions. Once completed the combined capacity for Washington 10 and Washington 28 will be approximately 90 Bcf. Vector Pipeline received FERC approval in June 2008 to build an additional compressor station in Michigan and to expand the Vector Pipeline by approximately 100 MMcf/d to 1.3 Bcf/d, with a proposed in-service date of November 1, 2009. Gas Midstream has a 26 percent ownership interest in Millennium Pipeline which is capable of transporting 525,000 dth/d of natural gas across the southern tier of New York towards New York City. Millennium was placed in-service December 2008. We plan to expand existing assets and develop new assets that are typically supported with long-term customer commitments.

Unconventional Gas Production

Description

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in north Texas. In June 2007, we sold our Antrim shale gas exploration and production business in the northern lower peninsula of Michigan for gross proceeds of $1.262 billion. In January 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. The properties in the 2008 sale include 75 Bcfe of proved reserves on approximately 11,000 net acres in the core area of the Barnett shale.

In 2008, we added proved reserves of 23 Bcfe in the Barnett shale resulting in year-end total proved reserves of 167 Bcfe. The Barnett shale wells yielded 5 Bcfe of production in 2008. Barnett shale leasehold acres increased to 62,395 gross acres (60,435 net of interest of others) excluding impairments. We drilled a total of 37 wells in the Barnett shale acreage.

Our Barnett Shale gas production requires processing to extract natural gas liquids. Therefore, our wells are dedicated to various gathering and processing companies in the Fort Worth Basin. The revenues received for all products are sold at prevailing market based prices.

Properties

Unconventional Gas Production owns interests in the following producing wells and acreage in the Barnett shale as of December 31:

	2008		2007		2006
	Gross	Net(1)	Gross	Net(1)	Gross	Net(1)

Producing Wells (2)
Barnett shale(3)	156	155	120	120	83	83
Held for sale	—	—	53	33	41	27

	156	155	173	153	124	110

Developed Lease Acreage (4)
Barnett shale(3)	14,322	14,248	9,922	9,880	10,759	10,693
Held for sale	—	—	7,379	4,987	5,679	3,977

	14,322	14,248	17,301	14,867	16,438	14,670

Undeveloped Lease Acreage (5)
Barnett shale(3)	48,073	46,187	38,793	38,066	30,649	27,613
Held for sale	—	—	7,447	5,809	7,073	6,164

	48,073	46,187	46,240	43,875	37,722	33,777

(1)	Excludes the interest of others.

(2)	Producing wells are the number of wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

(3)	Excludes sold and impaired properties.

(4)	Developed lease acreage is the number of acres that are allocated or assignable to productive wells or wells capable of production.

(5)	Undeveloped lease acreage is the number of acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Strategy and Competition

We manage and operate our Barnett shale gas properties to maximize returns on investment and increase earnings with the overriding goal of optimizing the cost of producing reserves and adding additional proved reserves. We will consider potential periodic monetizations where market conditions are appropriate.

From time to time, we use financial derivative contracts to manage a portion of our exposure to changes in the price of natural gas on our forecasted natural gas sales. The following is a summary of the financial contracts in place at December 31, 2008 related to Barnett shale production:

	2009	2010

Long-term fixed price obligations
Volume- Bcf	2.0	1.2
Price- $/Mcf	$7.42	$7.16

We continue to invest in our holdings in the Western portion of the Barnett shale and anticipate significant opportunities to develop our current position while accumulating additional acreage in and around our existing assets. Current economic conditions and depressed commodity prices have created challenges and opportunities in the Barnett shale. While operating margins are expected to be lower than 2008, opportunities exist to reduce operating, drilling and completion costs primarily due to the increased availability of drilling rigs and oil field service companies.

In 2009, we expect to drill approximately 15 to 25 wells in the Barnett shale. Investment for the area is expected to be approximately $25 million during 2009.

Power and Industrial Projects

Description

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type services to steel, automotive and other industrial, commercial and institutional customers; provide coal transportation and marketing; and develop biomass energy projects. This business segment provides utility-type services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries.

These services include pulverized coal, petroleum coke and metallurgical coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate one gas-fired peaking electric generating plant, two biomass-fired electric generating plants and operate one coal-fired power plant under contract. A third biomass-fired electric generating plant is currently under development pending certain regulatory and management approvals with an expected in-service date of January 2010. Production tax credits related to two of the coke battery facilities were reinstated for the years 2006 through 2009. The coke battery facilities produce coke that is used in blast furnaces within the steel industry. Detroit Edison provides operations and maintenance services for the pulverized coal facility located at Detroit Edison’s River Rouge power plant.

We also provide coal transportation services including fuel, transportation, storage, blending and rail equipment management services. Our external customers include electric utilities, merchant power producers, integrated steel mills and large industrial companies with significant energy requirements. Additionally, we participate in coal marketing and the purchase and sale of emissions credits. We own and operate a coal transloading terminal in South Chicago, Illinois.

We develop, own and operate landfill gas recovery systems throughout the United States. Landfill gas, a byproduct of solid waste decomposition, is composed of approximately equal portions of methane and carbon dioxide. We develop landfill gas recovery systems that capture the gas and provide local utilities, industry and consumers with an opportunity to use a competitive, renewable source of energy, in addition to providing environmental benefits by reducing greenhouse gas emissions. This business segment performs coal mine methane extraction, in which we recover methane gas from mine voids for processing and delivery to natural gas pipelines, industrial users or for small power generation projects. We own a coal mine methane gathering system and gas processing facility.

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

Properties

The following are significant properties operated by the Power and Industrial projects segment:

Facility	Location	% Owned	Service Type

Steel
DTE PCI Enterprises Company	River Rouge, MI	100%	Pulverized Coal
DTE Sparrows Point	Sparrows Point, MD	100%	Pulverized Coal
EES Coke Battery	River Rouge, MI	100%	Metallurgical Coke Supply
DTE Shenango	Pittsburgh, PA	100%	Metallurgical Coke Supply
Indiana Harbor Coke Co.,	East Chicago, IN	14.8%	Metallurgical Coke Supply
Automotive
DTE Energy Center	Various sites in	50%	Electric Distribution, Chilled
	MI, IN, OH		Water, Waste Water, Compressed Air, Mist and Dust Collectors
DTE Northwind	Detroit, MI	100%	Steam and Chilled Water
DTE Moraine	Moraine, OH	100%	Compressed Air
DTE Tonawanda	Tonawanda, NY	100%	Chilled and Waste Water
DTE Defiance	Defiance, OH	100%	Steam, Cooling Tower Water, Chilled Water, Compressed Air
DTE Heritage	Dearborn, MI	100%	Electric Distribution
DTE Dearborn	Dearborn, MI	100%	Steam, Chilled Water, Compressed Air, Waste Water
DTE Pontiac North	Pontiac, MI	100%	Electric Generation and Steam
DTE Lordstown	Lordstown, OH	100%	Steam, Chilled Water, Compressed Air, and Reverse Osmosis Water
Pulp and Paper
Mobile Energy Services	Mobile, AL	50%	Electric Generation and Steam
Airport
Metro Energy	Romulus, MI	100%	Electricity, Hot and Chilled Water
DTE Pittsburgh	Pittsburgh, PA	100%	Hot and Chilled Water
Other Industries
DTE PetCoke	Vicksburg, MS	100%	Pulverized Petroleum Coke
Power Generation
DTE East China (320MW)	East China Twp, MI	100%	Natural Gas Generating Plant
Woodland Biomass (25MW)	Woodland, CA	99%	Wood Fired Power Plant
DTE Stoneman (40MW)	Cassville, WI	100%	Biomass Power Plant
Coal Transportation and Marketing
DTE Chicago Fuels Terminal	Chicago, IL	100%	Coal Terminal and Blending Plant

Landfill Gas Recovery

	2008	2007	2006

Landfill Sites	23	28	26
Gas Produced (in Bcf)	18.6	23.5	22.9

Coal Transportation and Marketing

	2008	2007	2006
	(In millions)

Tons of Coal Shipped(1)	18	35	34

(1)	Includes intercompany transactions of 2 million, 19 million, and 14 million tons in 2008, 2007, and 2006, respectively, primarily related to synfuel operations in 2007 and 2006.

Production Tax Credits Generated (Allocated to DTE Energy)	2008	2007	2006
	(In millions)

Coke Battery	$5	$5	$6
Power Generation	2	2	1
Landfill Gas Recovery	—	3	5

Strategy and Competition

Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow our steel; renewable power; on-site energy; coal transportation, marketing, storage and blending; and landfill gas recovery businesses. We also will continue to pursue opportunities to provide asset management and operations services to third parties.

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

We intend to focus on the following areas for growth:

•	Providing operating services to owners of industrial and power plants; and

•	Acquiring and developing solid fuel-fired power plants, landfill gas recovery facilities, renewable energy projects, and other energy projects qualifying for tax credits.

Due to a weakened U.S. economy including constricted capital and credit markets, we expect significantly lower demand for steel in 2009 impacting the financial performance of our coke battery and pulverized coal operations. In addition, the automotive sector has been severely impacted by the current economic situation and has resulted in curtailment of production and plant closings. We will continue to monitor the steel and automotive industries closely during 2009.

Our Coal Transportation and Marketing business is one of the leading North American coal marketers. Trends such as railroad and mining consolidation and the lack of certainty in developing new mines by many mining firms could have an impact on how we compete in the future. In 2011, our existing long-term rail transportation contract which gives us a competitive advantage will expire. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers. We will seek to build our capacity to transport, store and blend greater amounts of coal and expect to continue to grow our business in a manner consistent with, and complementary to, the growth of our other business segments.

Energy Trading

Description

Energy Trading focuses on physical power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Our customer base is predominantly utilities, local distribution companies, pipelines, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in the recognition of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.

Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipelines and storage and power generation capacity positions. Most financial instruments are deemed derivatives, however gas inventory, power transmission, pipelines and certain storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We may incur mark-to-market gains or losses in one period that could reverse in subsequent periods.

Strategy and Competition

Our strategy for the energy trading business is to deliver value-added services to our customers. We seek to manage this business in a manner consistent with and complementary to the growth of our other business segments. We focus on physical marketing and the optimization of our portfolio of energy assets. We compete with electric and gas marketers, traders, utilities and other energy providers. The trading business is dependent upon the availability of capital and an investment grade credit rating. A material credit restriction would negatively impact our financial performance. Competitors with greater access to capital or at a lower cost may have a competitive advantage. We have risk management and credit processes to monitor and mitigate risk.

CORPORATE & OTHER

Description

Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.

DISCONTINUED OPERATIONS

Synthetic Fuel

Description

The Synthetic Fuel business was presented as a non-utility segment through the third quarter of 2007. Due to the expiration of synfuel production tax credits at the end of 2007, the Synthetic Fuel business ceased operations and was classified as a discontinued operation as of December 31, 2007. Synfuel plants chemically changed coal and waste coal into a synthetic fuel as determined under the Internal Revenue Code. Production tax credits were provided for the production and sale of solid synthetic fuel produced from coal and were available through December 31, 2007. To optimize income and cash flow from the synfuel operations, we sold interests in all nine of the facilities, representing 91% of the total production capacity. The synthetic fuel plants generated operating losses that were offset by production tax credits.

The value of a production tax credit was adjusted annually by an inflation factor and published annually by the Internal Revenue Service (IRS). The value of production tax credits for synthetic fuel was reduced when the Reference Price of a barrel of oil exceeded certain thresholds.

	2007	2006
	(In millions)

Production Tax Credits Generated
Allocated to DTE Energy	$21	$23
Allocated to partners	186	260

	$207	$283

ENVIRONMENTAL MATTERS

We are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. We expect to continue recovering environmental costs related to utility operations through rates charged to our customers. The following table summarizes our estimated significant future environmental expenditures based upon current regulations:

	Electric	Gas	Non-Utility	Total
	(In millions)

Air	$2,800	$—	$—	$2,800
Water	55	—	1	53
MGP sites	3	38	—	41
Other sites	9	1	—	10

Estimated total future expenditures through 2018	$2,867	$39	$1	$2,904

Estimated 2009 expenditures	$100	$3	$1	$104

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions.

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of studies to be conducted over the next several years, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule. A decision is expected in the first quarter of 2009. Concurrently, the EPA continues to develop a revised rule, which is expected to be published in early 2009.

Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. Gas Utility owns, or previously owned, fifteen such former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other contaminated sites. Detroit Edison conducted remedial investigations at contaminated sites, including three MGP sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. As a result of these determinations, we have recorded liabilities related to these sites. Cleanup activities associated with these sites will be conducted over the next several years.

Non-utility — Our non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. We are in the process of installing new environmental equipment at our coke battery facility in Michigan. We expect the project to be completed in the first half of 2009. Our non-utility affiliates are substantially in compliance with all environmental requirements.

Global Climate Change — Proposals for voluntary initiatives and mandatory controls are being discussed in the United States to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. There may be legislative and or regulatory action to address the issue of changes in climate that may result from the build up of greenhouse gases, including carbon dioxide, in the atmosphere. We cannot predict the impact any legislative or regulatory action may have on our operations and financial position.

See Notes 5 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

EMPLOYEES

We had 10,471 employees as of December 31, 2008, of which 5,331 were represented by unions. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.

EXECUTIVE OFFICERS OF DTE ENERGY

			Present
			Position
Name	Age(1)	Present Position	Held Since

Anthony F. Earley, Jr.	59	Chairman of the Board and Chief Executive Officer	8-1-98
Gerard M. Anderson(2)	50	Chief Operating Officer and	10-31-05
		President	6-23-04
David E. Meador(2)	51	Executive Vice President and Chief Financial Officer	6-23-04
Lynne Ellyn	57	Senior Vice President and Chief Information Officer	12-31-01
Paul C. Hillegonds(3)	59	Senior Vice President	5-16-05
Steve E. Kurmas(2)	52	President and Chief Operating Officer, Detroit Edison	12-08-08
		and Group President, DTE Energy	12-08-08
Bruce D. Peterson	52	Senior Vice President and General Counsel	6-25-02
Gerardo Norcia(2)	45	President and Chief Operating Officer, MichCon and	6-28-07
		Group President, DTE Energy	6-28-07
Larry E. Steward	56	Vice President	1-15-01
Peter B. Oleksiak(2)	42	Vice President and Controller	2-07-07
Sandra K. Ennis(2)	52	Corporate Secretary	8-4-05

(1)	As of December 31, 2008.

(2)	These executive officers held various positions at DTE Energy for at least five or more years.

(3)	For eight years prior to joining DTE Energy, Mr. Hillegonds was president of Detroit Renaissance, a private, non-profit executive leadership organization dedicated to the growth of the southeast Michigan economy.

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

Regional and national economic conditions can have an unfavorable impact on us.  Our utility and non-utility businesses follow the economic cycles of the customers we serve. Our utilities and certain non-utility businesses provide services to the domestic automotive industry which is under considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and gas, and demand for energy services we supply, collections of accounts receivable and potentially higher levels of lost or stolen gas will result in decreased earnings and cash flow.

Adverse changes in our credit ratings may negatively affect us.  Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which would impact our liquidity.

Our ability to access capital markets at attractive interest rates is important.  Our ability to access capital markets is important to operate our businesses. In recent months, the global financial markets have experienced unprecedented instability. This systemic marketplace distress is impacting our access to capital and cost of capital. This recent turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt. We cannot predict the length of time the current worldwide credit situation will continue or the impact on our future operations and our ability to issue debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have substantial amounts of short-term credit facilities that expire in 2009. We intend to seek to renew the facilities on or before the expiration dates. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/ or an increase in our borrowing costs and negatively impact our financial performance.

Poor investment performance of pension and other postretirement benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the capital markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets, as was experienced in 2008, will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Also, if future increases in pension and postretirement benefit costs as a result of reduced plan assets are not recoverable from Detroit Edison or MichCon customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.

If our goodwill becomes impaired, we may be required to record a charge to earnings.  We annually review the carrying value of goodwill associated with acquisitions made by the Company for impairment. Factors that may be considered for purposes of this analysis include any change in circumstances indicating that the carrying value of our goodwill may not be recoverable such as a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, worldwide or in the economy or markets in which we operate, however, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, the Company may take a non-cash impairment charge, which could potentially materially impact our results of operations and financial position.

Our participation in energy trading markets subjects us to risk.  Events in the energy trading industry have increased the level of scrutiny on the energy trading business and the energy industry as a whole. In certain situations we may be required to post collateral to support trading operations, which could be substantial. If access to liquidity to support trading activities is curtailed, we could experience decreased earnings potential and cash flows.

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

We may not be fully covered by insurance.  We have a comprehensive insurance program in place to provide coverage for various types of risks, catastrophic damage as a result of acts of God, terrorism, war or a combination of other significant unforeseen events that could impact our operations. Economic losses might not be covered in full by insurance or our insurers may be unable to meet contractual obligations.

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

Michigan’s electric Customer Choice program could negatively impact our financial performance.  The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a cap on the total potential Customer Choice related migration. Recent higher wholesale electric prices have also resulted in some former electric Customer Choice customers migrating back to Detroit Edison for electric generation service. However, even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and bundled electric service price increases.

Weather significantly affects operations.  Deviations from normal hot and cold weather conditions affect our earnings and cash flow. Mild temperatures can result in decreased utilization of our assets, lowering income and cash flow. Ice storms, tornadoes, or high winds can damage the electric distribution system infrastructure and require us to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process.

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

The supply and price of fuel and other commodities and related transportation costs may impact our financial results.  We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on our ability to profitably generate electricity. Our access to natural gas supplies is critical to ensure reliability of service for our utility gas customers. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. The price of natural gas also impacts the market for our non-utility businesses that compete with utilities and alternative electric suppliers. Increased transportation costs could also impact our non-utility businesses.

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

Our estimates of gas reserves are subject to change.  While we cannot provide absolute assurance that our estimates of our Barnett gas reserves are accurate, great care is exercised in utilizing historical information and assumptions to develop reasonable estimates of future production and cash flow. We estimate proved gas reserves and the future net cash flows attributable to those reserves. There are numerous uncertainties inherent in estimating quantities of proved gas reserves and cash flows attributable to such reserves, including factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding expenditures for future development and exploration activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information we used.

Our ability to utilize production tax credits may be limited.  To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. We have generated production tax credits from the synfuel, coke production, landfill gas recovery, biomass fired electric generation and gas production operations. We have received favorable private letter rulings on all of the synfuel facilities. All production tax credits taken after 2003 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows. We have also provided certain guarantees and indemnities in conjunction with the sales of interests in the synfuel facilities.

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

Benefits of continuous improvement initiatives could be less than we expect.  We have a continuous improvement program that is expected to result in significant cost savings. Actual results achieved through this program could be less than our expectations.

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

We are aware of attempts by an environmental organization known as the Waterkeeper Alliance to initiate a criminal action in Canada against the Company for alleged violations of the Canadian Fisheries Act. Fines under the relevant Canadian statute could potentially be significant. To date, the Company has not been properly served process in this matter. Nevertheless, as a result of a decision by a Canadian court, a trial schedule has been initiated. The Company believes the claims of the Waterkeeper Alliance in this matter are without legal merit and has appealed the court’s decision. We are not able to predict or assess the outcome of this action at this time.

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. DTE Energy was served with process in March 2008. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants’ business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney’s fees and expenses. The defendants filed motions to dismiss. The motions are pending before the court. DTE Energy believes this claim is without merit, but is not able to predict or assess the outcome of this lawsuit at this time.

The City of Detroit Water and Sewer Department (DWSD) has a suit pending in U.S. District Court for the Eastern District of Michigan against EES Coke Battery, LLC (EES Coke), which is an indirect wholly owned subsidiary of the Company, alleging that certain constituents of waste water discharged by EES Coke into DWSD’s sewer system exceeded the permitted amounts. DWSD has requested that EES Coke be required to obtain a new permit and to pay fines for past excess amounts. DWSD and EES Coke have negotiated a consent order to settle this matter that is expected to require EES Coke to pay fines in excess of $100,000. The consent order is subject to final approval of the court. EES Coke is making capital improvements that are intended to prevent exceedances of the permitted amounts in the future.

For additional discussion on legal matters, see Notes 5 and 17 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of 2008.

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

Our common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of our common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends
				Paid
Year	Quarter	High	Low	Per Share

2008
	First	$45.34	$37.87	$0.530
	Second	$44.82	$38.95	$0.530
	Third	$44.97	$38.78	$0.530
	Fourth	$40.92	$27.82	$0.530
2007
	First	$49.42	$45.14	$0.530
	Second	$54.74	$47.22	$0.530
	Third	$51.74	$45.26	$0.530
	Fourth	$51.19	$43.96	$0.530

At December 31, 2008, there were 163,019,596 shares of our common stock outstanding. These shares were held by a total of 82,706 shareholders of record.

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

We paid cash dividends on our common stock of $344 million in 2008, $364 million in 2007, and $365 million in 2006. The amount of future dividends will depend on our earnings, cash flows, financial condition and other factors that are periodically reviewed by our Board of Directors. Although there can be no assurances, we anticipate paying dividends for the foreseeable future.

See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information on dividend restrictions.

All of our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional detail.

See the following table for information as of December 31, 2008.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available For
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Plans approved by shareholders	5,013,699	$42.45	4,822,431

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the year ended December 31, 2008:

			Number
			of Shares		Maximum Dollar
			Purchased as		Value that May
	Number of	Average	Part of Publicly	Average	Yet Be
	Shares	Price	Announced	Price Paid	Purchased Under
	Purchased	Paid Per	Plans or	Per Share	the Plans or
	(1)	Share (1)	Programs (2)	(2)	Programs (2)

01/01/08 — 01/31/08	34,300	$43.96	—	—	$822,895,623
02/01/08 — 02/29/08	203,670	41.24	—	—	822,895,623
03/01/08 — 03/31/08	83,760	38.92	—	—	822,895,623
04/01/08 — 04/30/08	22,220	41.46	—	—	822,895,623
05/01/08 — 05/31/08	32,000	43.13	—	—	822,895,623
06/01/08 — 06/30/08	35,000	43.72	—	—	822,895,623
07/01/08 — 07/31/08	1,200	43.07	—	—	822,895,623
08/01/08 — 08/31/08	20,000	42.25	—	—	822,895,623
09/01/08 — 09/30/08	—	—	—	—	822,895,623
10/01/08 — 10/31/08	9,455	34.95	—	—	822,895,623
11/01/08 — 11/30/08	37,464	36.91	—	—	822,895,623
12/01/08 — 12/31/08	—	—	—	—	822,895,623

Total	479,069

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

(2)	In January 2005, the DTE Energy Board of Directors authorized the repurchase of up to $700 million of common stock through 2008. In May 2007, the DTE Energy Board of Directors authorized the repurchase of up to an additional $850 million of common stock through 2009. Through December 31, 2008, repurchases of approximately $725 million of common stock were made under these authorizations. These authorizations provide management with flexibility to pursue share repurchases from time to time and will depend on actual and future asset monetizations, cash flows and investment opportunities.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the accompanying Management’s Discussion and Analysis in Item 7 of this Report and Notes to the Consolidated Financial Statements in Item 8 of this Report.

	2008	2007	2006	2005	2004
	(In millions, except per share amounts)

Operating Revenues	$9,329	$8,475	$8,157	$8,094	$6,419

Net Income (Loss)
Income from continuing operations(1)	$526	$787	$389	$272	$265
Discontinued operations	20	184	43	268	166
Cumulative effect of accounting changes	—	—	1	(3)	—

Net Income	$546	$971	$433	$537	$431

Diluted Earnings Per Common Share
Income from continuing operations	$3.23	$4.62	$2.18	$1.55	$1.53
Discontinued operations	.13	1.08	.24	1.52	.96
Cumulative effect of accounting changes	—	—	.01	(.02)	—

Diluted Earnings Per Common Share	$3.36	$5.70	$2.43	$3.05	$2.49

Financial Information
Dividends declared per share of common stock	$2.12	$2.12	$2.075	$2.06	$2.06
Total assets	$24,590	$23,742	$23,785	$23,335	$21,297
Long-term debt, including capital leases	$7,741	$6,971	$7,474	$7,080	$7,606
Shareholders’ equity	$5,995	$5,853	$5,849	$5,769	$5,548

(1)	2007 amounts include $580 million after-tax gain on the Antrim sale transaction and $210 million after-tax losses on hedge contracts associated with the Antrim sale. 2008 amounts include $81 million after-tax gain on the sale of a portion of the Barnett shale properties. See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

DTE Energy is a diversified energy company with 2008 operating revenues in excess of $9 billion and over $24 billion in assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate four energy-related non-utility segments with operations throughout the United States.

The following table summarizes our financial results:

	2008	2007	2006
	(In millions, except earnings per share)

Income from continuing operations	$526	$787	$389
Diluted earnings per common share from continuing operations	$3.23	$4.62	$2.18
Net income	$546	$971	$433
Diluted earnings per common share	$3.36	$5.70	$2.43

The decrease in 2008 from 2007 was primarily due to approximately $370 million in net income resulting from the 2007 gain on the sale of the Antrim shale gas exploration and production business of $900 million ($580 million after-tax), partially offset by losses recognized on related hedges of $323 million ($210 million after-tax), including recognition of amounts previously recorded in accumulated other comprehensive income during 2007. Net income in 2008 was also impacted by a gain of $128 million ($81 million after-tax) on the sale of a portion of the Barnett shale properties.

The items discussed below influenced our current financial performance and may affect future results:

•	Impacts of national and regional economic conditions on utility operations;

•	Effects of weather on utility operations;

•	Collectibility of accounts receivable on utility operations;

•	Impact of regulatory decisions on utility operations;

•	Impact of legislation on utility operations;

•	Fluctuations in market demand on coal supply;

•	Challenges associated with nuclear fuel;

•	Monetization of portions of our Unconventional Gas Production business;

•	Discontinuance of planned monetization of a portion of our Power and Industrial Projects business;

•	Results in our Energy Trading business;

•	Discontinuance of the Synthetic Fuel business; and

•	Required environmental and reliability-related capital investments.

UTILITY OPERATIONS

Our Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.2 million customers in southeastern Michigan.

Our Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan. MichCon also has subsidiaries involved in the gathering, processing and transmission of natural gas in northern Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Impact of national and regional economic conditions on our utility operations — Revenues from our utility operations follow the economic cycles of the customers we serve. Our utilities provide services to the domestic automotive industry which is under considerable financial distress, exacerbating the decline in regional conditions. In 2008, Detroit Edison experienced a decline in sales in its service territory as compared to 2007. We expect this decline to continue in 2009. As discussed further below, deteriorating economic conditions impact our ability to collect amounts due from our customers of our electric and gas utilities and drive higher levels of lost and stolen natural gas at MichCon. In the face of the economic conditions, we are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength.

Effects of Weather on Utility Operations — Earnings from our utility operations are seasonal and very sensitive to weather. Electric utility earnings are primarily dependent on hot summer weather, while the gas utility’s results are primarily dependent on cold winter weather. During the year ended December 31, 2008 we experienced colder weather than the year ended December 31, 2007.

Additionally, we frequently experience various types of storms that damage our electric distribution infrastructure, resulting in power outages. Restoration and other costs associated with storm-related power outages lowered pre-tax earnings by $61 million in 2008, $68 million in 2007 and $46 million in 2006.

Collectibility of Accounts Receivable on Utility Operations — Both utilities continue to experience high levels of past due receivables, which is primarily attributable to economic conditions including high levels of unemployment and home foreclosures. High energy prices and a lack of adequate levels of assistance for low-income customers have also impacted our accounts receivable.

We have taken actions to manage the level of past due receivables, including customer disconnections, contracting with collection agencies and working with Michigan officials and others to increase the share of low-income funding allocated to our customers.

Our uncollectible accounts expense for the two utilities increased to $213 million in 2008 from $135 million in 2007 and from $123 million in 2006.

The April 2005 MPSC gas rate order provided for an uncollectible true-up mechanism for MichCon. The uncollectible true-up mechanism enables MichCon to recover ninety percent of the difference between the actual uncollectible expense for each year and $37 million after an annual reconciliation proceeding before the MPSC. The MPSC approved the 2005 annual reconciliation in December 2006, allowing MichCon to surcharge $11 million beginning in January 2007. The MPSC approved the 2006 annual reconciliation in December 2007, allowing MichCon to surcharge $33 million beginning in January 2008. In December 2008, MichCon received authorization to surcharge $34 million, including a $1 million uncollected balance from the 2005 surcharge, beginning in January 2009. We accrue interest income on the outstanding balances.

Impact of Regulatory Decisions on Utility Operations — On December 23, 2008, the MPSC issued an order in Detroit Edison’s February 20, 2008 updated rate case filing. The MPSC approved an annual revenue increase of $84 million effective January 14, 2009 or a 2.0% average increase in Detroit Edison’s annual revenue requirement for 2009. Included in the approved $84 million increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure.

Other key aspects of the MPSC order include the following:

•	In order to more accurately reflect the actual cost of providing service to business customers, the MPSC adopted an immediate 39% phase out of the residential rate subsidy, with the remaining amount to be eliminated in equal installments over the next five years, every October 1.

•	Accepted Detroit Edison’s proposal to reinstate and modify the tracking mechanism on Electric Choice sales (CIM) with a base level of 1,561 GWh. The modified mechanism will not have a cap on the amount recoverable.

•	Terminated the Pension Equalization Mechanism.

•	Approved an annual reconciliation mechanism to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $110 million and $51 million, respectively.

•	Approved Detroit Edison’s proposal to recover a return on $15 million in working capital associated with the preparation of an application for a new nuclear generation facility at its current Fermi 2 site.

The MPSC issued an order on August 31, 2006 approving a settlement agreement providing for an annualized rate reduction of $53 million for 2006 for Detroit Edison, effective September 5, 2006. Beginning January 1, 2007, and continuing until April 13, 2008, rates were reduced by an additional $26 million, for a total reduction of $79 million annually. Detroit Edison experienced a rate reduction of approximately $76 million in 2007 and approximately $25 million during the period the rate reduction was in effect for 2008, as a result of this order. The revenue reduction was net of the recovery of costs associated with the Performance Excellence Process. The settlement agreement provided for some level of realignment of the existing rate structure by allocating a larger percentage of the rate reduction to the commercial and industrial customer classes than to the residential customer classes.

In August 2006, MichCon filed an application with the MPSC requesting permission to sell base gas that would become accessible with storage facilities upgrades. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. In August 2007, a settlement agreement in this proceeding was approved by the MPSC that provides for a sharing with customers of the proceeds from the sale of base gas. In addition, the agreement provides for a rate case filing moratorium until January 1, 2009, unless certain unanticipated changes occur that impact income by more than $5 million. MichCon’s gas storage enhancement projects, the main subject of the aforementioned settlement, have enabled 17 billion cubic feet (Bcf) of gas to become available for cycling. Under the settlement terms, MichCon delivered 13.4 Bcf of this gas to its customers through 2007 at a savings to market-priced supplies of approximately $41 million. This settlement also provided for MichCon to retain the proceeds from the sale of 3.6 Bcf of base gas, of which MichCon sold 0.75 Bcf of base gas in 2007 at a pre-tax gain of $5 million and 2.84 Bcf in December 2008 at a pre-tax gain of $22 million. In July 2008, MichCon filed an application with the MPSC requesting permission to sell an additional 4 Bcf of base gas that will become available for sale as a result of better than expected operations at its storage fields. MichCon proposed to sell 1.3 Bcf of the base gas to GCR customers during the 2009-2010 GCR period at cost and to sell the remaining 2.7 Bcf to non-system supply customers in 2009 at market prices. MichCon requested that the MPSC treat the proceeds from the sale of the 2.7 Bcf of base gas to non-system supply customers as a one-time increase in MichCon’s net income and not include the proceeds in the calculation of MichCon’s revenue requirements in future rate cases.

Impact of Legislation on Utility Operations — On September 18, 2008, the Michigan House of Representatives and Michigan Senate passed a package of bills to establish a comprehensive, sustainable, long-term energy plan for Michigan. The Governor of Michigan signed the bills on October 6, 2008.

The package of bills includes:

•	2008 Public Act (PA) 286 that reforms Michigan’s utility regulatory framework, including the electric Customer Choice program,

•	2008 PA 295 that establishes a renewable portfolio / energy optimization standard and provides a funding mechanism, and

•	2008 PA 287 that provides for an income tax credit for the purchase of energy efficient appliances and a credit to offset a portion of the renewable charge.

2008 PA 286 makes the following changes in the regulatory framework for Michigan utilities.

•	Electric Customer Choice reform — The bill establishes a 10 percent limit on participation in the electric Customer Choice program. In general, customers representing 10 percent of a utility’s load may receive electric generation from an electric supplier that is not a utility. After that threshold is met, the remaining customers will remain on full, bundled utility service. As of December 31, 2008, approximately 3 percent of Detroit Edison’s load was on the electric Customer Choice program. The bill also allows continuation of prior MPSC policies for customers to return to full utility service.

•	Cost-of-service based electric rates (deskewing) — The bill requires the MPSC to set rates based on cost-of-service for all customer classes, eliminating over a five-year period the current subsidy by businesses of residential customer rates. This provision does not change total revenue for Detroit Edison. It lowers rates for most commercial and industrial customers and increases rates for residential and certain other industrial customers to match the actual cost of service for each customer class. Rate changes will be phased in over five years, with a 2.5% annual cap on residential rate increases due to deskewing beginning January 1, 2009. Rates for schools and other qualified educational institutions will be set at their cost of service sooner.

•	File and use ratemaking — The bill establishes a 12 month deadline for the MPSC to complete a rate case and allows a utility to self-implement rate changes six months after a rate filing, subject to certain limitations. If the final case order leads to lower rates than the utility had self-implemented, the utility will refund with interest, the difference. In addition, utility rate cases may be based on a forward test year. The bill also has provisions designed to help the MPSC obtain increased funding for additional staff.

•	Certificate of Need process for major capital investments — The bill establishes a certificate of need process for capital projects costing more than $500 million. The process requires the MPSC to review for prudence, prior to construction, proposed investments in new generating assets, acquisitions of existing power plants, major upgrades of power plants, and long-term power purchase agreements. The bill increases the certainty for utilities to recover the cost of projects approved by the MPSC and provides for the utilities to recover interest expenses during construction.

•	Merger & Acquisition approval — The bill grants the MPSC the authority to review and approve proposed utility mergers and acquisitions in Michigan and sets out evaluation criteria.

2008 PA 295 establishes renewable energy and energy optimization (energy efficiency, energy conservation or load management) programs in Michigan and provides for a separate funding surcharge to pay the cost of those programs. In accordance with the new law, the MPSC issued a temporary order on December 4, 2008 implementing this act. Within 90 days following the issuance of the temporary order, Detroit Edison is required to file a Renewable Portfolio Standard (RPS) plan with the MPSC. In addition, Detroit Edison and MichCon are required to file Energy Optimization plans with the MPSC.

Renewable Energy Standard

•	The bill requires electric providers to source 10% of electricity sold to retail customers from renewable energy resources by 2015.

•	Qualifying renewable energy resources include wind, biomass, solar, hydro, and geothermal, among others.

•	Detroit Edison will be required to have a renewable energy capacity portfolio of 300MW by December 31, 2013 and 600MW by December 31, 2015.

•	The MPSC will establish a per meter surcharge to fund the renewable energy requirements. The recovery mechanism starts prior to actual construction in order to smooth the rate impact for customers.

•	The bill allows for the lowering of compliance if RPS costs exceed the surcharge/cost cap or if other specified factors adversely affect the availability of renewable energy.

•	The bill specifies that a utility can build or have others build and later sell to the utility up to 50 percent of the generation required to meet the RPS. The other 50 percent would be contracted through power purchase agreements.

•	The bill also provides for a net metering program to be established by MPSC order for on-site customer-owned renewable generation up to 1% of an electric utility’s load.

Energy Optimization Standard

•	Requires utilities to create electric and natural gas energy optimization plans for each customer class and includes funding surcharges as well as the potential for incentives for exceeding performance goals.

•	For electric sales, the program targets 0.3 percent annual savings in 2009, ramping up to 1 percent annual savings by 2012. Savings percentages are based on prior year retail sales.

•	For natural gas sales, the targeted annual savings start at 0.1 percent in 2009 and ramp up to 0.75 percent by 2012.

•	The MPSC will allow utilities to capitalize certain costs of their energy optimization program. The costs which can be capitalized include equipment, materials, installation costs and customer incentives.

•	Incentives are potentially available for exceeding annual program targets. The financial incentive could be the lesser of 25% of the net cost reduction to our customers or 15% of total program spend, subject to MPSC approval.

•	The bill would also allow a natural gas utility that spends at least 0.5 percent of its revenues on energy efficiency programs to implement a symmetrical decoupling true-up mechanism that adjusts for sales volumes that are above or below the level reflected in its gas distribution rates.

•	By March 2016, the MPSC may suspend the program if it determines the program is no longer cost-effective.

Impact of Increased Market Demand on Coal Supply — Our generating fleet produces approximately 79% of its electricity from coal. Increasing coal demand from domestic and international markets has resulted in volatility and higher prices which are passed to our customers through the PSCR mechanism. The demand and price volatility have been dampened by the recent economic downturn, but are expected to increase as the economy improves. In addition, difficulty in recruiting workers, obtaining environmental permits and finding economically recoverable amounts of new coal have resulted in decreasing coal output from the central Appalachian region. Furthermore, as a result of environmental regulation and declining eastern coal stocks, demand for cleaner burning western coal has increased.

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

NON-UTILITY OPERATIONS

We have made significant investments in non-utility asset-intensive businesses. We employ disciplined investment criteria when assessing opportunities that leverage our assets, skills and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. As part of a strategic review of our non-utility operations, we have taken various actions including the sale of certain non-utility businesses.

Gas Midstream

Gas Midstream owns partnership interests in two interstate transmission pipelines and two natural gas storage fields. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts. We have a partnership interest in Vector Pipeline (Vector), an interstate transmission pipeline, which connects Michigan to Chicago and Ontario. We also hold partnership interests in Millennium Pipeline Company which indirectly connects southern New York State to Upper Midwest/Canadian supply, while providing transportation service into the New York City markets. We have storage assets in Michigan capable of storing up to 87 Bcf in natural gas storage fields located in Southeast Michigan. The Washington 10 and 28 storage facilities are high deliverability storage fields having bi-directional interconnections with Vector Pipeline and MichCon providing our customers access to the Chicago, Michigan, other Midwest and Ontario market centers. The pipeline business is expanding and building new pipeline capacity to serve markets in Northeast United States.

Unconventional Gas Production

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in north Texas. We continue to develop our position here, with total leasehold acreage of 62,395 (60,435 acres, net of interest of others). We continue to acquire select positions in active development areas in the Barnett shale to optimize our existing portfolio.

Monetization of Portions of our Unconventional Gas Production Business  — In 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. The properties sold included 75 Bcfe of proved reserves on approximately 11,000 net acres in the core area of the Barnett shale. The Company recognized a cumulative pre-tax gain of $128 million ($81 million after-tax) on the sale during 2008.

We plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. We invested approximately $96 million in the Barnett shale in 2008 and expect to invest approximately $25 million in 2009. During 2009, we expect to drill 15 to 25 new wells and achieve Barnett shale production of approximately 5-6 Bcfe of natural gas, compared with approximately 5 Bcfe in 2008.

As a component of our risk management strategy for our Barnett shale reserves, we hedged a portion of anticipated production from our reserves to secure an attractive investment return. As of December 31, 2008, we have a series of cash flow hedges for approximately 3.2 Bcf of anticipated Barnett gas production through 2010 at an average price of $7.33 per Mcf.

Texas — Barnett Shale

	2008	2007	2006

Net Producing Wells
Held for sale	—	33	27
Held for use	155	120	83

Total	155	153	110
Production Volume (Bcfe)
Held for sale	—	4.7	2.8
Held for use	5.0	3.0	1.3

Total	5.0	7.7	4.1
Proved Reserves (Bcfe)(1)
Held for sale	—	75	60
Held for use	167	144	111

Total	167	219	171
Net Developed Acreage(1)
Held for sale	—	4,987	3,977
Held for use(2)	14,248	9,880	10,693

Total	14,248	14,867	14,670
Net Undeveloped Acreage(1)
Held for sale	—	5,809	6,164
Held for use(2)	46,187	38,066	27,613

Total	46,187	43,875	33,777
Capital Expenditures (in Millions)(3)
Held for sale	$—	$45	$67
Held for use	96	95	61

Total	$96	$140	$128
Future Undiscounted Net Cash Flows (in Millions)(4)
Held for sale	$—	$282	$167
Held for use	324	521	305

Total	$324	$803	$472
Average gas price (per Mcf)	$8.69	$6.29	$5.66

(1)	Due to the impairment of acreage and wells in the southern expansion area of the Barnett shale during 2007, the proved reserves and acreage numbers above do not include the southern area. Total net acreage related to impaired leases in the southern expansion area was 23,659 acres and 32,083 acres for the years

2007 and 2006, respectively. In 2008, an impairment was recorded on approximately 5,600 acres within the western expansion of the Barnett Shale. Impaired acreage and wells are not included in the table above.

(2)	Developed acreage for continuing operations shows a decrease from 2006 to 2007, which reflects the Company’s experience that spacing of wells in the Barnett shale has been reduced over the years. This reduced spacing estimate drives a shift from developed to undeveloped acreage counts. We continue to expand our total position in the western expansion area of the Barnett shale.

(3)	Excludes sold and impaired assets in southern expansion area of the Barnett shale.

(4)	Represents the standardized measure of undiscounted future net cash flows utilizing extensive estimates. The estimated future net cash flow computations should not be considered to represent our estimate of the expected revenues or the current value of existing proved reserves and do not include the impact of hedge contracts.

Power and Industrial Projects

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity from biomass-fired energy projects. This business segment provides utility-type services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries.

Services provided include pulverized coal, petroleum coke and metallurgical coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate one gas-fired peaking electric generating plant, two biomass-fired electric generating plants and operate one coal-fired power plant. A third biomass-fired electric generating plant is currently under development pending certain regulatory and management approvals with an expected in-service date of January 2010. This business segment also develops, owns and operates landfill gas recovery systems throughout the United States and produces metallurgical coke from three coke batteries. The production of coke from two of the coke batteries generates production tax credits. The business provides coal transportation — related services including fuel, transportation, storage, blending and rail equipment management services. We specialize in minimizing fuel costs and maximizing reliability of supply for energy-intensive customers. Additionally, we participate in coal marketing and the purchase and sale of emissions credits. This business segment performs coal mine methane extraction, in which we recover methane gas from mine voids for processing and delivery to natural gas pipelines, industrial users or for small power generation projects.

Discontinuance of Planned Monetization of our Power and Industrial Projects Business — During the third quarter of 2007, we announced our plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time. During 2008, the United States asset sale market weakened and challenges in the debt market persisted. As a result of these developments, our work on this planned monetization was discontinued. As of June 30, 2008, the assets and liabilities of the Projects are no longer classified as held for sale.

Energy Trading

Energy Trading focuses on physical power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio and the optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Our customer base is predominantly utilities, local distribution companies, pipelines, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in the recognition of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.

Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipeline transportation and storage and power generation capacity positions. Most financial instruments are deemed derivatives, whereas proprietary gas inventory, power transmission, pipelines and certain storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We may incur mark-to-market accounting gains or losses in one period that could reverse in subsequent periods.

DISCONTINUED OPERATIONS

Synthetic Fuel

The Synthetic Fuel business was presented as a non-utility segment through the third quarter of 2007. Due to the expiration of synfuel production tax credits at the end of 2007, the Synthetic Fuel business ceased operations and was classified as a discontinued operation as of December 31, 2007. Synfuel plants chemically changed coal and waste coal into a synthetic fuel as determined under the Internal Revenue Code. Production tax credits were provided for the production and sale of solid synthetic fuel produced from coal and were available through December 31, 2007. To optimize income and cash flow from synfuel operations, we sold interests in all nine of the facilities, representing 91% of the total production capacity. The synthetic fuel plants generated operating losses that were offset by production tax credits.

The value of a production tax credit was adjusted annually by an inflation factor and published annually by the IRS. The value of production tax credits for synthetic fuel was reduced when the Reference Price of a barrel of oil exceeded certain thresholds. The actual tax credit phase-out for 2007 was approximately 67%.

CAPITAL INVESTMENT

We anticipate significant capital investment across all of our business segments. Most of our capital expenditures will be concentrated within our utility segments. Our electric utility segment currently expects to invest approximately $6 billion (excluding investments in new generation capacity, if any), including increased environmental requirements and reliability enhancement projects during the period of 2009 through 2013. Our gas utility segment currently expects to invest approximately $750 million to $800 million on system expansion, pipeline safety and reliability enhancement projects through the same period. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Due to the economy and credit market conditions, we are continually reviewing our capital expenditure commitments for potential reductions and deferrals and plan to adjust spending as appropriate.

OUTLOOK

The next few years will be a period of rapid change for DTE Energy and for the energy industry. Our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.

Looking forward, we will focus on several areas that we expect will improve future performance:

•	continuing to pursue regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base;

•	enhancing our cost structure across all business segments;

•	managing cash, capital and liquidity to maintain or improve our financial strength;

•	improving Electric and Gas Utility customer satisfaction; and

•	investing in businesses that integrate our assets and leverage our skills and expertise.

We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.

RESULTS OF OPERATIONS

Segments realigned — Beginning in the second quarter of 2008, we have realigned our Coal Transportation and Marketing business from the Coal and Gas Midstream segment (now the Gas Midstream segment) to the Power and Industrial Projects segment due to changes in how financial information is evaluated and resources allocated to segments by senior management. The Company’s segment information reflects this change for all periods presented. See Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report for further information on this realignment. The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	2008	2007	2006
	(In millions)

Net Income by Segment:
Electric Utility	$331	$317	$325
Gas Utility	85	70	50
Non-utility Operations:
Gas Midstream	38	34	28
Unconventional Gas Production(1)	84	(217)	9
Power and Industrial Projects	40	49	(58)
Energy Trading	42	32	96
Corporate & Other(1)	(94)	502	(61)
Income (Loss) from Continuing Operations:
Utility	416	387	375
Non-utility	204	(102)	75
Corporate & Other	(94)	502	(61)

	526	787	389
Discontinued Operations	20	184	43
Cumulative Effect of Accounting Changes	—	—	1

Net Income	$546	$971	$433

(1)	2008 net income of the Unconventional Gas Production segment resulted principally from the gain on the sale of a portion of our Barnett shale properties. 2007 net loss resulted principally from the recognition of losses on hedge contracts associated with the Antrim sale transaction. 2007 net income of the Corporate & Other segment resulted principally from the gain recognized on the Antrim sale transaction. See Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

ELECTRIC UTILITY

Our Electric Utility segment consists of Detroit Edison.

Factors impacting income:  Net income increased $14 million in 2008 and decreased $8 million in 2007. The 2008 increase was primarily due to lower expenses for operation and maintenance, depreciation and amortization, and taxes other than income, partly offset by lower gross margins and higher income tax expense. The 2007 decrease reflects higher operation and maintenance expenses, partially offset by higher gross margins and lower depreciation and amortization expenses.

	2008	2007	2006
	(In millions)

Operating Revenues	$4,874	$4,900	$4,737
Fuel and Purchased Power	1,778	1,686	1,566

Gross Margin	3,096	3,214	3,171
Operation and Maintenance	1,322	1,422	1,336
Depreciation and Amortization	743	764	809
Taxes Other Than Income	232	277	252
Asset (Gains) Losses and Reserves, Net	(1)	8	(6)

Operating Income	800	743	780
Other (Income) and Deductions	283	277	294
Income Tax Provision	186	149	161

Net Income	$331	$317	$325

Operating Income as a Percent of Operating Revenues	16%	15%	16%

Gross margin decreased $118 million during 2008 and increased $43 million in 2007. The 2008 decrease was due to the unfavorable impacts of weather and service territory performance and the absence of the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation. These decreases were partially offset by higher rates attributable to the April 2008 expiration of a rate reduction related to the MPSC show cause proceeding and higher margins due to customers returning from the electric Customer Choice program. The increase in 2007 was attributed to higher margins due to returning sales from electric Customer Choice, the favorable impact of a May 2007 MPSC order related to the 2005 PSCR reconciliation and weather related impacts, partially offset by lower rates resulting primarily from the August 2006 settlement in the MPSC show cause proceeding and the unfavorable impact of a September 2006 MPSC order related to the 2004 PSCR reconciliation. Revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism.

The following table displays changes in various gross margin components relative to the comparable prior period:

Increase (Decrease) in Gross Margin Components Compared to Prior Year	2008	2007
	(In millions)

Weather-related impacts	$(37)	$31
Return of customers from electric Customer Choice	35	43
Service territory performance	(100)	28
Refundable pension cost	(30)	—
April 2008 expiration of show cause rate decrease	46	—
Impact of 2006 MPSC show cause order	—	(64)
Impact of 2005 MPSC PSCR reconciliation order	(38)	38
Impact of 2004 MPSC PSCR reconciliation order	—	(39)
Other, net	6	6

Increase (decrease) in gross margin	$(118)	$43

Power Generated and Purchased	2008		2007		2006
	(In thousands of MWh)

Power Plant Generation
Fossil	41,254	71%	42,359	72%	39,686	70%
Nuclear	9,613	17	8,314	14	7,477	13

	50,867	88	50,673	86	47,163	83
Purchased Power	6,877	12	8,422	14	9,861	17

System Output	57,744	100%	59,095	100%	57,024	100%
Less Line Loss and Internal Use	(3,445)		(3,391)		(3,603)

Net System Output	54,299		55,704		53,421

Average Unit Cost ($/MWh)
Generation(1)	$17.93		$15.83		$15.61

Purchased Power	$69.50		$62.40		$53.71

Overall Average Unit Cost	$24.07		$22.47		$22.20

(1)	Represents fuel costs associated with power plants.

	2008	2007	2006
	(In thousands of MWh)

Electric Sales
Residential	15,492	16,147	15,769
Commercial	18,920	19,332	17,948
Industrial	13,086	13,338	13,235
Wholesale	2,825	2,902	2,826
Other	393	398	402

	50,716	52,117	50,180
Interconnection sales(1)	3,583	3,587	3,241

Total Electric Sales	54,299	55,704	53,421

Electric Deliveries
Retail and Wholesale	50,716	52,117	50,180
Electric Customer Choice	1,382	1,690	2,694
Electric Customer Choice — Self Generators(2)	75	549	909

Total Electric Sales and Deliveries	52,173	54,356	53,783

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $100 million in 2008 and increased $86 million in 2007. The decrease in 2008 was due primarily to lower information systems implementation costs of $60 million, lower benefit expense of $45 million and lower corporate support expenses of $29 million, partially offset by higher uncollectible expenses of $22 million. The increase in 2007 is primarily due to higher information systems implementation costs of $30 million, higher storm expenses of $22 million, increased uncollectible expense of $22 million and higher corporate support expenses of $20 million.

Depreciation and amortization expense decreased $21 million in 2008 and $45 million in 2007. The 2008 decrease was due primarily to decreased amortization of regulatory assets. The 2007 decrease was due primarily to a 2006 net stranded cost write-off of $112 million related to the September 2006 MPSC order regarding stranded costs and a $13 million decrease in our asset retirement obligation at our Fermi 1 nuclear facility, partially offset by $58 million of increased amortization of regulatory assets and $13 million of higher depreciation expense due to increased levels of depreciable plant assets.

Taxes other than income decreased $45 million in 2008 due to the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income Tax provision.

Asset (gains) losses and reserves, net decreased $9 million in 2008 and increased $14 million in 2007 due to a 2007 $13 million reserve for a loan guaranty related to Detroit Edison’s former ownership of a steam heating business now owned by Thermal Ventures II, LP (Thermal).

Other (income) and deductions expense increased $6 million in 2008 and decreased $17 million in 2007. The 2008 increase is attributable to $15 million of investment losses in a trust utilized for retirement benefits and $3 million of miscellaneous expenses offset by higher capitalized interest of $12 million. The 2007 decrease is attributable to a $10 million contribution to the DTE Energy Foundation in 2006 that did not recur in 2007, $3 million of higher interest income and $17 million of increased miscellaneous utility related services, partially offset by $16 million of higher interest expense.

Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues by pursuing regulatory and/or legislative solutions. Many of these issues and problems have been addressed by the legislation signed by the Governor of Michigan in October 2008, discussed more fully in the Overview section. Looking forward, additional issues, such as volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans, health care costs and higher levels of capital spending, will result in us taking meaningful action to address our costs while continuing to provide quality customer service. We will continue to seek opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.

Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies.

Due to the economy and credit market conditions, in the near term, we are reviewing our capital expenditure commitments for potential reductions and deferrals and plan to adjust the timing of projects as appropriate. Long term, we will be required to invest an estimated $2.8 billion on emission controls through 2018. We intend to seek recovery of these investments in future rate cases.

Additionally, our service territory may require additional generation capacity. A new base-load generating plant has not been built within the State of Michigan in over 20 years. Should our economic and regulatory environment be conducive to such a significant capital expenditure, we may build, upgrade or co-invest in a base-load coal facility or a new nuclear plant.

On September 18, 2008, Detroit Edison submitted a Combined Operating License Application with the NRC for construction and operation of a possible 1,500 MW nuclear power plant at the site of the company’s existing Fermi 2 nuclear plant. We have not decided on construction of a new base-load nuclear plant; however, by completing the license application before the end of 2008, we may qualify for financial incentives under the Federal Energy Policy Act of 2005. In addition, Detroit Edison is also moving ahead with plans for renewable energy resources and an aggressive energy efficiency program.

The following variables, either individually or in combination, could impact our future results:

•	Access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on cash equivalents and investments;

•	Economic conditions within Michigan and corresponding impacts on demand for electricity;

•	Collectibility of accounts receivable;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in value resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Variations in market prices of power, coal and gas;

•	Weather, including the severity and frequency of storms;

•	The level of customer participation in the electric Customer Choice program; and

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements.

GAS UTILITY

Our Gas Utility segment consists of MichCon and Citizens.

Factors impacting income:  Gas Utility’s net income increased $15 million in 2008 and $20 million in 2007. The 2008 and 2007 increases were due primarily to higher gross margins.

	2008	2007	2006
	(In millions)

Operating Revenues	$2,152	$1,875	$1,849
Cost of Gas	1,378	1,164	1,157

Gross Margin	774	711	692
Operation and Maintenance	464	429	431
Depreciation and Amortization	102	93	94
Taxes Other Than Income	48	56	53
Asset (Gains) and Losses, Net	(26)	(3)	—

Operating Income	186	136	114
Other (Income) and Deductions	60	43	53
Income Tax Provision (Benefit)	41	23	11

Net Income	$85	$70	$50

Operating Income as a Percent of Operating Revenues	9%	7%	6%

Gross margin increased $63 million and $19 million in 2008 and 2007, respectively. The increase in 2008 reflects $49 million from the uncollectible tracking mechanism, $15 million related to the impacts of colder weather, $10 million favorable result of lower lost gas recognized and higher valued gas received as compensation for transportation of third party customer gas, $7 million of 2007 GCR disallowances, and $6 million of appliance repair revenue. The 2008 improvement was partially offset by $19 million of lower storage services revenue and $12 million from customer conservation and lower volumes. The increase in 2007 is primarily due to $21 million from the favorable effects of weather in 2007 and $28 million related to an increase in midstream services including storage and transportation, partially offset by a $26 million unfavorable impact in lost gas recognized and $7 million in GCR disallowances. Revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism.

	2008	2007	2006

Gas Markets (in Millions)
Gas sales	$1,824	$1,536	$1,541
End user transportation	143	140	135

	1,967	1,676	1,676
Intermediate transportation	73	70	69
Storage and other	112	129	104

	$2,152	$1,875	$1,849

Gas Markets (in Bcf)
Gas sales	148	148	138
End user transportation	123	132	136

	271	280	274
Intermediate transportation	438	399	373

	709	679	647

Operation and maintenance expense increased $35 million in 2008 and decreased $2 million in 2007. The 2008 increase is primarily attributable to $56 million of higher uncollectible expenses, partially offset by $14 million of lower corporate support expenses and $14 million of reduced pension and retiree health benefit costs. The increase in uncollectible expense is partially offset by increased revenues from the uncollectible tracking mechanism included in the gross margin discussion. The 2007 decrease was attributed to $4 million of lower uncollectible expense and $4 million of reduced corporate support expenses, partially offset by $5 million in increased information systems implementation costs.

Other Asset (gains) losses, net increased $23 million in 2008 and $3 million in 2007. Both increases are primarily attributable to the sale of base gas.

Outlook — Higher gas prices and deteriorating economic conditions have resulted in continued pressure on receivables and working capital requirements that are partially mitigated by the MPSC’s GCR and uncollectible true-up mechanisms. We will continue to seek opportunities to improve productivity, minimize lost gas, remove waste and decrease our costs while improving customer satisfaction.

Unfavorable national and regional economic trends have resulted in negative customer growth in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies.

The following variables, either individually or in combination, could impact our future results:

•	Access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on cash equivalents and investments;

•	Economic conditions within Michigan and corresponding impacts on demand for gas and levels of lost or stolen gas;

•	Collectibility of accounts receivable;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in value resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize distribution system performance;

•	Variations in market prices of gas;

•	Weather;

•	Customer conservation;

•	Volatility in the short-term storage markets which impact third-party storage revenues;

•	Extent and timing of any base gas sales;

•	Any potential new federal and state environmental, renewable energy and energy efficiency requirements.

NON-UTILITY OPERATIONS

Gas Midstream

Our Gas Midstream segment consists of our non-utility gas pipelines and storage businesses.

Factors impacting income:  Net income increased $4 million and $6 million in 2008 and 2007, respectively. The 2008 increase is due to higher storage revenues related to expansion of capacity and higher other income primarily driven by higher equity earnings from our investments in the Vector and Millennium Pipelines, partially offset by a higher tax provision due to the MBT in 2008. Net income was higher in 2007 due to higher storage revenues and lower expenses due to the Washington 10 restructuring during 2006.

	2008	2007	2006
	(In millions)

Operating Revenues	$71	$66	$63
Operation and Maintenance	12	13	22
Depreciation and Amortization	5	6	3
Taxes Other Than Income	3	3	4
Asset (Gains) and Losses, Net	1	(1)	(1)

Operating Income	50	45	35
Other (Income) and Deductions	(12)	(7)	(8)
Income Tax Provision	24	18	15

Net Income	$38	$34	$28

Outlook — Our Gas Midstream business expects to continue its steady growth plan. In April 2008, an additional 7 Bcf of storage capacity was placed in service. Future additions to storage capacity of approximately 3 Bcf will occur over the next few months. Vector Pipeline placed into service its Phase 1 expansion for approximately 200 MMcf/d in November 2007. In addition, Vector Pipeline received FERC approval in June 2008 to build one additional compressor station, which will expand the Vector Pipeline by approximately 100 MMcf/d, with a proposed in-service date of November 2009. Adding another compressor station will bring the system from its current capacity of about 1.2 Bcf/d up to 1.3 Bcf/d in 2009. Both the 2007 and 2009 expansion projects are supported by customers under long-term contracts. Millennium Pipeline was placed in service in December 2008 and currently has nearly 85% of its capacity sold to customers under long-term contracts.

Unconventional Gas Production

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in northern Texas. In June 2007, we sold our Antrim shale gas exploration and production business in northern Michigan for gross proceeds of $1.262 billion.

In January 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. The properties sold included 75 Bcf of proved reserves on approximately 11,000 net acres in the core area of the Barnett shale. We recognized a gain of $128 million ($81 million after-tax) on the sale in 2008.

Factors impacting income:  The 2008 results include the gain recognized on the sale of our Barnett shale property described above. In addition, lower gas sales volumes were offset by higher commodity prices and higher gas and oil production from retained wells in 2008 compared to 2007. The 2007 results reflect the recording of $323 million of losses on financial contracts related to expected Antrim gas production and sales through 2013.

	2008	2007	2006
	(In millions)

Operating Revenues	$48	$(228)	$99
Operation and Maintenance	22	36	37
Depreciation, Depletion and Amortization	12	22	27
Taxes Other Than Income	1	8	11
Asset (Gains) and Losses, Net	(120)	27	(3)

Operating Income (Loss)	133	(321)	27
Other (Income) and Deductions	2	13	13
Income Tax Provision (Benefit)	47	(117)	5

Net Income (Loss)	$84	$(217)	$9

Operating revenues increased $276 million in 2008 and decreased $327 million in 2007. The 2007 decrease reflects the recording of $323 million of losses during 2007 on financial contracts that hedged our price risk exposure related to expected Antrim gas production and sales through 2013. These financial contracts were accounted for as cash flow hedges, with changes in estimated fair value of the contracts reflected in other comprehensive income. Upon the sale of Antrim, the financial contracts no longer qualified as cash flow hedges. In conjunction with the Antrim sale, Antrim reclassified amounts held in accumulated other comprehensive income, reducing operating revenues in the 2007 period by $323 million. Excluding the impact of the losses on the Antrim hedges, operating revenues decreased $47 million in 2008 as compared to 2007. The decreases were principally due to lower natural gas sales volumes as a result of our monetization initiatives, partially offset by higher commodity prices and higher gas and oil production on retained wells.

Other assets (gains) losses, net increased $147 million in 2008 due to the gain on sale of Barnett shale core properties offset by $8 million of impairment losses primarily related to leases on unproved acreage that expire in 2009 that we do not anticipate developing due to current economic conditions. The $30 million decrease in 2007 was primarily due to the recording of impairment losses of $27 million in 2007 related to the write-off of unproved properties and the expiration of leases in the southern expansion area of the Barnett shale.

Outlook — We plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. We invested approximately $96 million in the Barnett shale in 2008. During 2009, we expect to invest approximately $25 million to drill 15 to 25 new wells and achieve Barnett shale production of approximately 5 to 6 Bcfe of natural gas from our remaining properties, compared with approximately 5 Bcfe in 2008.

Power and Industrial Projects

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity from biomass-fired energy projects.

During the third quarter of 2007, we announced plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the Company ceased recording depreciation and amortization expense related to these assets. During the second quarter of 2008, the United States asset sale market weakened and challenges in the debt market persisted. As a result of these developments, our work on this planned monetization was discontinued. As of June 30, 2008, the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed in June 2008 when the assets were reclassified as held and used.

Factors impacting income:  Net income decreased $9 million in 2008 and increased $107 million in 2007.

	2008	2007	2006
	(In millions)

Operating Revenues	$987	$1,244	$1,053
Operation and Maintenance	899	1,143	972
Depreciation and Amortization	34	41	49
Taxes other than Income	12	13	13
Other Asset (Gains) and Losses, Reserves and Impairments, Net	6	—	76

Operating Income (Loss)	36	47	(57)
Other (Income) and Deductions	(20)	(11)	43
Minority Interest	5	2	1
Income Taxes
Provision (Benefit)	18	18	(31)
Production Tax Credits	(7)	(11)	(12)

	11	7	(43)

Net Income (Loss)	$40	$49	$(58)

Operating revenues decreased $257 million in 2008.  This was primarily attributable to $177 million of reductions in coal transportation and trading volumes and $28 million for the impact of a customer electing to purchase coal directly from the supplier. Revenues in 2007 increased $191 million reflecting a new long-term utility services contract with a large automotive company, higher coke prices and sales volumes in addition to higher volumes at several other projects. Additionally, revenue was earned for a one-time fee from the sale of an asset we operated for a third party. In 2007, revenues were impacted by higher synfuel related volumes and increases in trading volumes related to both coal and emissions.

Operation and maintenance expense decreased $244 million in 2008 and increased $171 million in 2007. The 2008 decrease mostly reflects $174 million of lower coal transportation costs driven by reduced sales combined with a reduction in coal trading results. The 2007 increase was due to higher synfuel related production and higher trading volumes related to coal and emissions.

Depreciation and amortization expense decreased $7 million in 2008 and $8 million in 2007 due primarily to the suspension of $6 million of depreciation expense in the fourth quarter of 2007 related to the assets held for sale, the sale of a generation facility during the year and reduced depreciation expense as a result of asset impairments at several biomass landfill sites in 2006.

Other assets (gains) losses, reserves and impairments, net expense decreased $6 million in 2008 and decreased $76 million in 2007. The 2008 decrease is primarily attributable to a loss of approximately $19 million related to the valuation adjustment for the cumulative depreciation and amortization upon reclassification of certain project assets as held and used. Partially offsetting the 2008 loss were gains attributable to the sale of one of our coke battery projects where the proceeds were dependent on future production. The 2007 decrease is due to impairments recognized in 2006 at natural gas- fired generating plants, long-lived assets at several landfill gas recovery sites and fixed assets and patents at our waste coal recovery business

Other (income) and deductions were higher by $9 million in 2008 due primarily to higher inter-company interest. The 2007 decrease was due primarily to a realized gain of $8 million on the sale of a 50 percent equity interest in a natural gas-fired generating plant and a $4 million gain recognized in 2007 on an installment sale of a coke battery facility.

Outlook — The deterioration in the U.S. economy is expected to continue to negatively impact our customers in the steel industry and we expect a corresponding reduction in demand for metallurgical coke and pulverized coal supplied to these customers in 2009. We supply onsite energy services to the domestic automotive manufacturers who have also been negatively affected by the economic downturn and constriction in the capital and credit markets. Our onsite energy services are delivered in accordance with the terms of long-term contracts which include termination payments in the event of plant closures or other events of default and have not been significantly impacted by the financial distress experienced by the automotive manufacturers. Further plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on the results of our onsite energy projects. We continue to monitor developments in this sector. In 2009, we expect our coal transportation and marketing business to positively contribute to the results of this segment as our coal transportation, storage and blending services continue to grow. In 2011, our existing long-term rail transportation contract which gives us a competitive advantage will expire. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers.

Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional on-site energy projects to serve energy intensive industrial customers that are experiencing capital constraints due to the economic downturn. We will also continue to look for opportunities to acquire on-site energy projects and biomass fired generating projects for advantageous prices.

Energy Trading

Our Energy Trading segment focuses on physical power and gas marketing, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions.

Factors impacting income:  Net income increased $10 million in 2008 and decreased $64 million in 2007.

	2008	2007	2006
	(In millions)

Operating Revenues	$1,388	$924	$828
Fuel, Purchased Power and Gas	1,235	806	607

Gross Margin	153	118	221
Operation and Maintenance	68	58	65
Depreciation and Amortization	5	5	6
Taxes Other Than Income	2	1	1

Operating Income (Loss)	78	54	149
Other (Income) and Deductions	5	5	4
Income Tax Provision (Benefit)	31	17	49

Net Income (Loss)	$42	$32	$96

Gross margin increased $35 million in 2008 and decreased $103 million in 2007. The 2008 increase is due to higher unrealized margin of $66 million offset by a decrease in realized margin of $31 million. The increase in unrealized margins includes $18 million in improved gains in the gas trading strategy, $26 million gains on economic hedges of storage positions due to falling gas prices, and the absence of $30 million in mark-to-market losses in June 2007 reflecting revisions of valuation estimates for natural gas contracts, offset by $10 million in losses on economic hedges in our gas transportation strategy. The decrease in realized margin is due to unfavorability of $28 million primarily from our power marketing and transmission optimization strategies, $34 million of unfavorability in our gas storage and full requirements strategies due to falling prices in 2008, offset by $31 million of improvement in our gas trading strategy. The 2007 decrease is attributable to approximately $30 million of unrealized losses for gas contracts related to revisions of valuation estimates for the long-dated portion of our energy contracts and $32 million due to absence of unrealized gains on economic storage hedges and positions in our full requirements strategy. Timing differences from 2005 that largely reversed and favorably impacted 2006 margin resulted in $11 million of realized unfavorability in 2007. Additionally, margins were unfavorably impacted by $13 million of lower realized gains from reduced merchant storage capacity in 2007 and $12 million of unfavorability in realized power positions.

Operation and maintenance expense increased $10 million in 2008 and decreased $7 million in 2007. The 2008 increase is due to higher payroll and incentive costs and allocated corporate costs. The 2007 decrease was due primarily to lower incentive expenses.

Outlook — Significant portions of the Energy Trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power generation capacity positions. Most financial instruments are deemed derivatives, whereas proprietary gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. A source of such earnings volatility is associated with the natural gas storage cycle, which does not coincide with the calendar year, but runs annually from April of one year to March of the next year. Our strategy is to economically manage the price risk of storage with futures, forwards and swaps. This results in gains and losses that are recognized in different interim and annual accounting periods.

See Capital Resources and Liquidity and Fair Value sections that follow for additional discussion of our trading activities.

CORPORATE & OTHER

Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.

Factors impacting income:  Corporate & Other results decreased by $597 million in 2008 and increased by $563 million in 2007. This is mostly attributable to the 2007 gain on the sale of the Antrim shale gas exploration and production business for approximately $900 million ($580 million after-tax) and variations in inter-company interest.

DISCONTINUED OPERATIONS

Synthetic Fuel

The Company discontinued the operations of our synthetic fuel production facilities as of December 31, 2007. Synfuel plants chemically changed coal and waste coal into a synthetic fuel as determined under the Internal Revenue Code. Production tax credits were provided for the production and sale of solid synthetic fuel produced from coal and were available through December 31, 2007. The synthetic fuel business generated operating losses that were offset by production tax credits.

Factors impacting income:  Synthetic Fuel net income decreased $185 million in 2008 and increased $157 million in 2007. The decrease in 2008 was due to the cessation of operations of our synfuel facilities at December 31, 2007 and the final determination of the 2007 IRS reference price and inflation factor in 2008. The increase in 2007 was due to synfuel production occurring throughout the year in comparison to 2006 when production was idled at all nine of our synfuel facilities from May to October 2006 and higher income from oil price hedges, partially offset by a higher phase-out of production tax credits due to high oil prices.

	2008	2007	2006
	(In millions)

Operating Revenues	$7	$1,069	$863
Operation and Maintenance	9	1,265	1,019
Depreciation and Amortization	(2)	(6)	24
Taxes other than Income	(1)	5	12
Asset (Gains) and Losses, Reserves and Impairments, Net(1)	(31)	(280)	40

Operating Income (Loss)	32	85	(232)
Other (Income) and Deductions	(2)	(9)	(20)
Minority Interest	2	(188)	(251)
Income Taxes
Provision (Benefit)	13	98	14
Production Tax Credits	(1)	(21)	(23)

	12	77	(9)

Net Income(1)	$20	$205	$48

(1)	Includes intercompany pre-tax gain of $32 million ($21 million after-tax) for 2007.

Operating revenues decreased $1,062 million in 2008 and increased $206 million in 2007. The 2008 drop is due to the cessation of operations of our synfuel facilities at December 31, 2007. The 2008 activity reflects the increased value of 2007 synfuel production as a result of final determination of the IRS Reference Price and inflation factor. Synfuel production was higher in 2007 in comparison to 2006 when production was idled at all nine of our synfuel facilities from May to October 2006.

Operation and maintenance expense decreased $1,256 million in 2008 and increased $246 million in 2007. The 2008 reduction is due to the cessation of operations of our synfuel facilities at December 31, 2007. Activity for 2008 reflects adjustments to 2007 contractually defined cost sharing mechanisms with suppliers, as determined by applying the actual phase-out percentage. The 2007 increase reflects synfuel production occurring throughout 2007 in comparison to 2006 when production was idled at all nine of our synfuel facilities from May to October 2006.

Depreciation and amortization expense was lower by $30 million in 2007 as a result of reductions in asset retirement obligations in 2007 and the impairment of fixed assets at all nine synfuel projects in 2006.

Asset (gains) and losses, reserves and impairments, net decreased $249 million in 2008 and increased $320 million in 2007. The 2008 decrease was due to the cessation of operations of our synfuel facilities at December 31, 2007 and reflects the impact of reserve adjustments for the final phase-out percentage and true-ups of final payments and distributions to partners.

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

The following table displays the various pre-tax components that comprise the determination of synfuel gains and losses in 2008, 2007 and 2006.

Components of Asset (Gains) Losses, Reserves and
Impairments, Net	2008	2007	2006
	(In millions)

Gains recognized associated with fixed payments	$—	$(172)	$(43)
Gains recognized associated with variable payments	(32)	(39)	(14)
Reserves recorded for contractual partners’ obligations	—	130	79
Other reserves and impairments, including partners’ share(1)	(1)	(3)	78
Hedge (gains) losses:
Hedges for 2006 exposure	—	—	(66)
Hedges for 2007 exposure		(196)	6

	$(33)	$(280)	$40

(1)	Includes $70 million in 2006, representing our partners’ share of the asset impairment, included in Minority Interest.

Minority interest decreased by $190 million and $63 million in 2008 and 2007, respectively. The 2008 reduction is due to the cessation of operations of our synfuel facilities at December 31, 2007. The 2007 decrease reflects the lower net operating losses in 2007 due to the asset impairment charge we incurred in 2006, partially offset by an increased discount on higher sales levels for 2007.

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

Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The cumulative effect of the adoption of FIN 48 represented a $5 million reduction to the January 1, 2007 balance of retained earnings.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. The cumulative effect of the adoption of SFAS 123(R) was an increase in net income of $1 million as a result of estimating forfeitures for previously granted stock awards and performance shares.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. During 2008, our cash requirements were met primarily through operations and from our non-utility monetization program.

Our strategic direction anticipates base level capital investments and expenditures for existing businesses in 2009 of up to $1.1 billion. The capital needs of our utilities will increase due primarily to environmental related expenditures. We incurred environmental expenditures of approximately $270 million in 2008 and we expect over $2.9 billion of future capital expenditures through 2018 to satisfy both existing and proposed new requirements. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment.

We expect non-utility capital spending will approximate $175 million to $300 million annually for the next several years. Capital spending for growth of existing or new businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

Due to the economy and credit market conditions, we are continually reviewing our capital expenditure commitments for potential reductions and deferrals and plan to adjust spending as appropriate.

Long-term debt maturing or remarketing in 2009 totals approximately $350 million.

	2008	2007	2006
	(In millions)

Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$546	$971	$433
Depreciation, depletion and amortization	899	926	1,014
Deferred income taxes	348	144	28
Gain on sale of non-utility business	(128)	(900)	—
Gain on sale of synfuel and other assets, net and synfuel impairment	(35)	(253)	28
Working capital and other	(71)	237	(47)

	1,559	1,125	1,456

Investing activities:
Plant and equipment expenditures — utility	(1,183)	(1,035)	(1,126)
Plant and equipment expenditures — non-utility	(190)	(264)	(277)
Acquisitions, net of cash acquired	—	—	(42)
Proceeds from sale of non-utility business	253	1,262	—
Proceeds (refunds) from sale of synfuels and other assets	(278)	417	313
Restricted cash and other investments	(125)	(50)	(62)

	(1,523)	330	(1,194)

Financing activities:
Issuance of long-term debt and common stock	1,310	50	629
Redemption of long-term debt	(446)	(393)	(687)
Repurchase of long-term debt	(238)	—	—
Short-term borrowings, net	(340)	(47)	291
Repurchase of common stock	(16)	(708)	(61)
Dividends on common stock and other	(354)	(370)	(375)

	(84)	(1,468)	(203)

Net Increase (Decrease) in Cash and Cash Equivalents	$(48)	$(13)	$59

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations totaling $1.6 billion in 2008, increased $434 million from the comparable 2007 period. The operating cash flow comparison primarily reflects higher net income, after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred taxes and gains on sales of assets), and cash payments received related to our synfuel program hedges.

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

Net cash used for investing activities was approximately $1.5 billion in 2008, compared with cash from investing activities of $330 million in 2007. The change was primarily driven by our non-utility monetization program and final refund payments to our synfuel partners in 2008.

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

Net cash used for financing activities was $84 million in 2008, compared to net cash used of approximately $1.5 billion for the same period in 2007. The change was primarily attributable to increased proceeds from the issuance of long-term debt, net of debt redemptions and repurchases, and lower repurchases of common stock.

Net cash used for financing activities increased $1.3 billion in 2007 primarily related to the repurchase of common stock, a decrease in short-term borrowings and a lower level of long-term debt issuances, partially offset by lower debt redemptions.

Outlook

We expect cash flow from operations to increase over the long-term primarily due to improvements from higher earnings at our utilities. We may be impacted by the delayed collection of underrecoveries of our PSCR and GCR costs and electric and gas accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.

Recent distress in the financial markets has had an adverse impact on financial market activities, including extreme volatility in security prices and severely diminished liquidity and credit availability. Pursuant to the failures of large financial institutions, the credit situation rapidly evolved into a global crisis resulting in a number of international bank failures and declines in various stock indexes, and large reductions in the market value of equities and commodities worldwide. The crisis has led to increased volatility in the markets for both financial and physical assets, as the failures of large financial institutions resulted in sharply reduced trading volumes and activity. The effects of the credit situation will continue to be monitored.

We have experienced difficulties in accessing the commercial paper markets for short-term financing needs and an extended period of distress in the capital markets could have a negative impact on our liquidity in the future. Short-term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. Beginning late in the third quarter of 2008, access to the commercial paper markets was sharply reduced and, as a result, we drew against our unsecured credit lines to supplement other sources of funds to meet our short-term liquidity needs. We continue to access the long-term bond markets as evidenced by certain financings completed in the fourth quarter of 2008. Since December 31, 2008, we have benefited from substantially improved liquidity and pricing in the commercial paper market. As a result, we anticipate repayment of our credit facility draws during the first quarter of 2009.

Approximately $1.2 billion of our total short-term credit arrangements of $2.1 billion expire between June and December 2009, with the remainder expiring in October 2010. In anticipation of a significantly more challenging credit market, we expect to pursue the renewal of $975 million of our syndicated revolving credit facilities before their expiration in October. Given current conditions in the credit markets, we anticipate that the new facilities will vary significantly from our current facilities with respect to such items as bank participation, allocation levels, pricing and covenants. We are currently in discussions with our existing bank group and actively pursuing potential new candidates for inclusion, as we anticipate that a number of banks in our current bank group will elect not to participate in the renewal or will alter their commitment level. Initial indications are that pricing is likely to be significantly higher due to market-wide re-pricing of risk. Multi-year agreements are still possible, however, the recent trend in the marketplace is toward 364 day facilities. Several bi-lateral credit facilities totaling approximately $200 million will also expire in 2009 and we are evaluating the need for replacement.

Our benefit plans have not experienced any direct significant impact on liquidity or counterparty risk due to the turmoil in the financial markets. As a result of losses experienced in the financial markets, our benefit plan assets experienced negative returns for 2008, which will result in increased benefit costs and higher contributions in 2009 and future years than in the recent past or than originally planned.

We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position and results of operations in 2008. While the impact of continued market volatility and turmoil in the credit markets cannot be predicted, we believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 11 and 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Contractual Obligations

The following table details our contractual obligations for debt redemptions, leases, purchase obligations and other long-term obligations as of December 31, 2008:

					2014
Contractual Obligations	Total	2009	2010-2011	2012-2013	and Beyond
	(In millions)

Long-term debt:
Mortgage bonds, notes and other	$6,687	$220	$1,294	$671	$4,502
Securitization bonds	1,064	132	290	341	301
Trust preferred-linked securities	289	—	—	—	289
Capital lease obligations	91	15	26	18	32
Interest	6,104	484	884	722	4,014
Operating leases	238	36	57	46	99
Electric, gas, fuel, transportation and storage purchase obligations(1)	5,665	2,972	1,813	160	720
Other long-term obligations(2)(3)(4)	201	41	94	25	41

Total obligations	$20,339	$3,900	$4,458	$1,983	$9,998

(1)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(2)	Includes liabilities for unrecognized tax benefits of $72 million.

(3)	Excludes other long-term liabilities of $182 million not directly derived from contracts or other agreements.

(4)	At December 31, 2008, we met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for our defined benefit pension plans. We may contribute more than the minimum funding requirements for our pension plans and may also make contributions to our benefit plans and our postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the Critical Accounting Estimates section of MD&A and in Note 18 of the Notes to Consolidated Financial Statements.

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

As part of the normal course of business, Detroit Edison, MichCon and various non-utility subsidiaries of the Company routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit in the event that the credit rating of DTE Energy is downgraded below investment grade. Certain of these contracts for Detroit Edison and MichCon contain similar provisions in the event that the credit rating of the particular utility is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, we could have restricted access to the commercial paper market and if the parent is downgraded below investment grade our non-utility businesses, especially the Energy Trading and Power and Industrial Projects segments, could be required to restrict operations due to a lack of available liquidity. While we currently do not anticipate such a downgrade, we cannot predict the outcome of current or future credit rating agency reviews. The following table shows our credit rating as determined by three nationally recognized credit rating agencies. All ratings are considered investment grade and affect the value of the related securities.

Credit Rating Agency
		Standard &	Moody’s	Fitch
Entity	Description	Poor’s	Investors Service	Ratings

DTE Energy	Senior Unsecured Debt	BBB-	Baa2	BBB
	Commercial Paper	A-2	P-2	F2
Detroit Edison	Senior Secured Debt	A-	A3	A-
	Commercial Paper	A-2	P-2	F2
MichCon	Senior Secured Debt	BBB+	A3	BBB+
	Commercial Paper	A-2	P-2	F2

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles require that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the financial statements. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Additional discussion of these accounting policies can be found in the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Derivatives and Hedging Activities

Risk management and trading activities are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are recorded at fair value and shown as Derivative Assets or Liabilities in the Consolidated Statements of Financial Position. Derivatives are measured at fair value, and changes in the fair value of the derivative instruments are recognized in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge. SFAS No. 133 also provides a scope exception for contracts that meet the normal purchases and normal sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded at fair value. Essentially all of the commodity contracts entered into by Detroit Edison and MichCon meet the criteria specified for this exception.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of derivative contracts is determined from a combination of active quotes, published indexes and mathematical valuation models. We generally derive the pricing for our contracts from active quotes or external resources. Actively quoted indexes include exchange-traded positions such as the New York Mercantile Exchange and the Intercontinental Exchange, and over-the-counter positions for which broker quotes are available. For periods in which external market data is not readily observable, we estimate value using mathematical valuation models. Valuation models require various inputs and assumptions, including forward prices, volatility, interest rates, and exercise periods. For those inputs which are not observable, we use model-based extrapolation, proxy techniques or historical analysis to derive the required valuation inputs. We periodically update our policy and valuation methodologies for changes in market liquidity and other assumptions which may impact the estimated fair value of our derivative contracts. Liquidity and transparency in energy markets where fair value is evidenced by market quotes, current market transactions or other observable market information may require us to record gains or losses at inception of new derivative contracts.

The fair values we calculate for our derivatives may change significantly as inputs and assumptions are updated for new information. Actual cash returns realized on our derivatives may be different from the results we estimate using models. As fair value calculations are estimates based largely on commodity prices, we perform sensitivity analysis on the fair values of our forward contracts. See sensitivity analysis in the Fair Value section. See Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, economic conditions, age of receivables and other information. Higher customer bills due to increased electricity and gas prices, the lack of adequate levels of assistance for low-income customers and economic conditions have also contributed to the increase in past due receivables. As a result of these factors, our allowance for doubtful accounts increased in 2008 and 2007. We believe the allowance for doubtful accounts is based on reasonable estimates. As part of the 2005 gas rate order for MichCon, the MPSC provided for the establishment of an uncollectible accounts tracking mechanism that partially mitigates the impact associated with MichCon uncollectible expenses. Detroit Edison has requested a similar tracking mechanism in its rate request filed January 26, 2009. However, failure to make continued progress in collecting our past due receivables in light of volatile energy prices and deteriorating economic conditions would unfavorably affect operating results and cash flow.

Asset Impairments

Goodwill

Certain of our business units have goodwill resulting from purchase business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In performing these impairment tests, we estimate the reporting unit’s fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes an earnings multiple approach, which incorporates the current market values of comparable entities. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings.

As of December 31, 2008, our goodwill totaled $2 billion with 97 percent of this amount allocated to our utility reporting units. The value of the utility reporting units may be significantly impacted by rate orders and the regulatory environment.

We performed our annual impairment test on October 1, 2008 and determined that the estimated fair value of our reporting units exceeded their carrying value and no impairment existed. During the fourth quarter of 2008, the closing price of DTE Energy’s stock declined by approximately 11% and at December 31, 2008 was approximately 3 percent below its book value per share. The market price of an individual equity security (and therefore the market capitalization of an entity with publicly traded equity securities) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over an entity. An acquirer is often willing to pay more for equity securities that give it a controlling interest (i.e. a control premium) than an investor would pay for a number of equity securities representing less than a controlling interest. That control premium may cause the fair value of the entity to exceed its market capitalization. In assessing whether the recent modest decline in the trading price of DTE Energy’s common stock below its book value was an indication of impairment, we considered the following factors: (1) the relatively short duration and modest decline in the trading price of DTE Energy’s common stock; (2) the impact of the national and regional recession on DTE Energy’s future operating results and anticipated cash flows; (3) the favorable results of the recently performed annual impairment test and (4) a comparison of book value to the traded market price, including the impact of a control premium. The implied control premium of approximately 3 percent needed to equate DTE Energy’s market price to its book value was below the low end of the range of control premiums observed in recent transactions. As a result of this assessment, we determined that the decline in market price did not represent a trigger event at December 31, 2008 and an updated impairment test was not performed.

We will continue to monitor our estimates and assumptions regarding future cash flows. While we believe our assumptions are reasonable, actual results may differ from our projections.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset, or plans to dispose of the asset before the end of its useful life. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Our Power and Industrial Projects segment has long-term contracts with General Motors Corporation (GM) and Ford Motor Company (Ford) to provide onsite energy services at certain of their facilities. At December 31, 2008, the book value of long-lived assets used in the servicing of these facilities was approximately $85 million. In addition, we have an equity investment of approximately $40 million in an entity which provides similar services to Chrysler LLC (Chrysler). These companies are in financial distress, with GM and Chrysler recently receiving loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. We consider the recent announcements by these companies as an indication of possible impairment due to a significant adverse change in the business climate that could affect the value of our long-lived assets as described in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and have performed an impairment test on these assets. Based on our current undiscounted cash flow projections we have determined that we do not have an impairment as of December 31, 2008. We have also determined that we do not have an other than temporary decline in our Chrysler-related equity investment as described in APB 18, “The Equity Method of Accounting for Investments in Common Stock.” As the circumstances surrounding the long-term viability of these entities are dynamic and uncertain, we continue to monitor developments as they occur and will update our impairment analyses accordingly.

Pension and Postretirement Costs

We sponsor defined benefit pension plans and postretirement benefit plans for substantially all of the employees of the Company. The measurement of the plan obligations and cost of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, we consider historical information as well as future expectations. The benefit costs are affected by, among other things, the actual rate of return on plan assets, the long-term expected return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the anticipated rate of increase of health care costs and the level of benefits provided to employees and retirees. Pension and postretirement benefit costs attributed to the segments are included with labor costs and ultimately allocated to projects within the segments, some of which are capitalized.

We had pension costs for pension plans of $24 million in 2008, $76 million in 2007, and $134 million in 2006. Postretirement benefits costs for all plans were $142 million in 2008, $188 million in 2007 and $197 million in 2006. Pension and postretirement benefits costs for 2008 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 8.75%. In developing our expected long-term rate of return assumption, we evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond and other markets. Our 2009 expected long-term rate of return on plan assets is based on an asset allocation assumption utilizing active investment management of 55% in equity markets, 20% in fixed income markets, and 25% invested in other assets. Because of market volatility, we periodically review our asset allocation and rebalance our portfolio when considered appropriate. Given market conditions, we believe that 8.75% is a reasonable long-term rate of return on our plan assets for 2009. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually.

We calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” allow the MRV of plan assets to be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For our pension plans, we use a calculated value when determining the MRV of the pension plan assets and recognize changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recorded. Volatile financial markets contributed to our investment performance resulting in unrecognized net losses. As of December 31, 2008, we had $1.1 billion of cumulative losses that remain to be recognized in the calculation of the MRV of pension assets. For our postretirement benefit plans, we use fair value when determining the MRV of postretirement benefit plan assets, therefore all investment losses and gains have been recognized in the calculation of MRV for these plans.

The discount rate that we utilize for determining future pension and postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected plan pension and postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans. The discount rate determined on this basis increased from 6.5% at December 31, 2007 to 6.9% at December 31, 2008. Due to the combination of recent company contributions, losses on plan assets due to negative financial market performance and higher discount rates, we estimate that our 2009 total pension costs will approximate $57 million compared to $24 million in 2008 and our 2009 postretirement benefit costs will approximate $208 million compared to $142 million in 2008. Future actual pension and postretirement benefit costs will depend on future investment performance, changes in future discount rates and various other factors related to plan design. The pension cost tracking mechanism, implemented in November 2004, that provided for recovery or refunding of pension costs above or below amounts reflected in Detroit Edison’s base rates, at the request of Detroit Edison was not reauthorized by the MPSC in its rate order effective January 1, 2009. In April 2005, the MPSC approved the deferral of the non-capitalized portion of MichCon’s negative pension expense. MichCon will record a regulatory liability for any negative pension costs, as determined under generally accepted accounting principles.

Lowering the expected long-term rate of return on our plan assets by one-percentage-point would have increased our 2008 pension costs by approximately $39 million. Lowering the discount rate and the salary increase assumptions by one-percentage-point would have increased our 2008 pension costs by approximately $37 million. Lowering the health care cost trend assumptions by one-percentage-point would have decreased our postretirement benefit service and interest costs for 2008 by approximately $26 million.

At December 31, 2006, we adopted SFAS No. 158 and recognized the underfunded status of our pension and other postretirement plans. The impact of the adoption of SFAS No. 158 was an increase in pension and postretirement benefit liabilities of approximately $1.3 billion in 2006. We requested and received agreement from the MPSC to record the additional liability amounts for the Detroit Edison and MichCon benefit plans on the Statement of Financial Position as a regulatory asset. As a result, regulatory assets were increased by approximately $1.2 billion. The remainder of the increase in pension and postretirement benefit liabilities is included in accumulated other comprehensive loss, net of tax. In 2008, as required by SFAS 158, we changed the measurement date of our pension and postretirement benefit plans from November 30 to December 31. As a result we recognized adjustments of $17 million ($9 million after-tax) and $4 million to retained earnings and regulatory liabilities, respectively, which represents approximately one month of pension and other postretirement benefit cost for the period from December 1, 2007 to December 31, 2008.

The market value of our pension and postretirement benefit plan assets has been affected in a negative manner by the financial markets. The value of our plan assets was $3.8 billion at November 30, 2007 and $2.8 billion at December 31, 2008. At December 31, 2008 our pension plans were underfunded by $877 million and our other postretirement benefit plans were underfunded by $1.4 billion, reflected in noncurrent assets, current liabilities, and noncurrent liabilities, respectively. The decline relative to 2007 funding levels results from negative investment performance returns in 2008.

Pension and postretirement costs and pension cash funding requirements may increase in future years without substantial returns in the financial markets. We made contributions to our pension plans of $100 million and $150 million in 2008 and 2007, respectively. Also, we contributed $50 million to our pension plans in January 2009. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, we anticipate making up to a $250 million contribution to our pension plans in 2009 and up to $1.1 billion over the next five years. We made postretirement benefit plan contributions of $116 million and $76 million in 2008 and 2007, respectively. In January 2009, we contributed $40 million to our postretirement benefit plans. We are required by orders issued by the MPSC to make postretirement benefit contributions at least equal to the amounts included in Detroit Edison’s and MichCon’s base rates. As a result, we expect to make up to a $130 million contribution to our postretirement plans in 2009 and, subject to MPSC funding requirements, up to $750 million over the next five years.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. The effects of the subsidy on the measurement of net periodic postretirement benefit costs reduced costs by $14 million in 2008, $16 million in 2007, and $17 million in 2006.

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

Insured and Uninsured Risks

Our comprehensive insurance program provides coverage for various types of risks. Our insurance policies cover risk of loss including property damage, general liability, workers’ compensation, auto liability, and directors’ and officers’ liability. Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. The maximum self-insured retention for various risks is as follows: property damage - $10 million, general liability — $7 million, workers’ compensation — $9 million, and auto liability — $7 million. We have an actuarially determined estimate of our incurred but not reported (IBNR) liability prepared annually and we adjust our reserves for self-insured risks as appropriate. As of December 31, 2008, this IBNR liability was approximately $39 million.

Accounting for Tax Obligations

We are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate our obligations to taxing authorities. We account for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement in accordance with FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. If the benefit does not meet the more likely than not criteria for being sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We also have non-income tax obligations related to property, sales and use and employment-related taxes and ongoing appeals related to these tax matters that are outside the scope of FIN 48 and accounted for under SFAS No. 5 and FASB Statement of Financial Accounting Concepts No. 6.

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets related to capital losses that we believe will be realized in future periods. While we believe the resulting tax reserve balances as of December 31, 2008 and December 31, 2007 are appropriately accounted for in accordance with FIN 48, SFAS No. 5, SFAS No. 109 and FASB Statement of Financial Accounting Concepts No. 6, as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

ENVIRONMENTAL MATTERS

Environmental investigation and remediation liabilities are based upon estimates with respect to the number of sites for which DTE or its subsidiaries, including Detroit Edison and MichCon are responsible, the scope and cost of work to be performed at each site, the portion of costs that will be shared with other parties, the time of the remediation work, changes in technology, regulations and the requirements of local governmental authorities. These matters, if resolved in a manner different from the estimates, could have a material effect on our results of operation and financial position, to the extent the costs are not recovered through the base rates set for our utilities. See Note 17 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Derivative Accounting

The accounting standards for determining whether a contract meets the criteria for derivative accounting are numerous and complex. Moreover, significant judgment is required to determine whether a contract requires derivative accounting, and similar contracts can sometimes be accounted for differently. If a contract is accounted for as a derivative instrument, it is recorded in the financial statements as Derivative assets or liabilities, at the fair value of the contract. The recorded fair value of the contract is then adjusted at each reporting date, in the Consolidated Statements of Operations, to reflect any change in the fair value of the contract, a practice known as mark-to-market (MTM) accounting. Changes in the fair value of a designated derivative that is highly effective as a cash flow hedge are recorded as a component of Accumulated other comprehensive income, net of taxes, until the hedged item affects income. These amounts are subsequently reclassified into earnings as a component of the value of the forecasted transaction, in the same period as the forecasted transaction affects earnings. The ineffective portion of the fair value changes is recognized in the Consolidated Statements of Operations immediately.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of derivative contracts are determined from a combination of quoted market prices, published indexes and mathematical valuation models. Where possible, we derive the pricing for our contracts from active quotes or external resources. Actively quoted indexes include exchange-traded positions such as the New York Mercantile Exchange and the Intercontinental Exchange, and over-the-counter positions for which broker quotes are available. For periods or locations in which external market data is not readily observable, we estimate value using mathematical valuation models. Valuation models require various inputs, including forward prices, volatility, interest rates and exercise periods. For those inputs which are not observable, we use model-based extrapolation, proxy techniques or historical analysis to derive the required valuation inputs. We periodically update our policy and valuation methodologies for changes in market liquidity and other assumptions which may impact the estimated fair value of our derivative contracts. Liquidity and transparency in energy markets where fair value is evidenced by market quotes, current market transactions or other observable market information may require us to record gains or losses at inception of new derivative contracts. Our credit risk and the credit risk of our counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the year ended December 31, 2008.

Contracts we typically classify as derivative instruments include power, gas, certain coal and oil forwards, futures, options and swaps, and foreign currency contracts. Items we do not generally account for as derivatives include proprietary gas inventory, certain gas storage and transportation arrangements, and gas and oil reserves.

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

The subsequent tables contain the following four categories represented by their operating characteristics and key risks:

•	Economic Hedges — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Structured Contracts — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Proprietary Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Primarily represents derivative activity associated with our Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein.

As a result of adherence to generally accepted accounting principles, the tables below do not include the expected earnings impacts of certain non-derivative gas storage, transportation and power contracts. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in DTE Energy’s reported period-by-period earnings; however, the financial impact of this timing difference will reverse at the time of physical delivery and/or settlement.

The following tables provide details on changes in our MTM net asset (or liability) position during 2008:

	Economic	Structured	Proprietary
	Hedges	Contracts	Trading	Other	Total
	(In millions)

MTM at December 31, 2007	$4	$(365)	$8	$2	$(351)

Reclassify to realized upon settlement	(17)	47	11	(2)	39
Changes in fair value recorded to income	34	89	20	1	144
Changes in fair value recorded in regulatory liabilities	—	—	—	2	2
Amortization of option premiums	—	(1)	(1)	—	(2)

Amounts recorded to income	17	135	30	1	183
Cumulative effect adjustment to initially apply SFAS No. 157, pre-tax	—	7	—	—	7
Amounts recorded in other comprehensive income	—	—	—	6	6
Change in collateral held by (for) others	(3)	(7)	(6)	—	(16)
Option premiums paid and other	—	8	(10)	—	(2)

MTM at December 31, 2008	$18	$(222)	$22	$9	$(173)

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

The following table provides a current and noncurrent analysis of Derivative assets and liabilities, as reflected on the Consolidated Statements of Financial Position as of December 31, 2008. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

	Economic	Structured	Proprietary			Assets
	Hedges	Contracts	Trading	Eliminations	Other	(Liabilities)
	(In millions)

Current assets	$36	$165	$116	$(9)	$8	$316
Noncurrent assets	8	129	3	(1)	1	140

Total MTM assets	44	294	119	(10)	9	456

Current liabilities	(15)	(209)	(70)	9	—	(285)
Noncurrent liabilities	(11)	(307)	(27)	1	—	(344)

Total MTM liabilities	(26)	(516)	(97)	10	—	(629)

Total MTM net assets (liabilities)	$18	$(222)	$22	$—	$9	$(173)

The table below shows the maturity of our MTM positions:

				2012
				and	Total Fair
Source of Fair Value	2009	2010	2011	Beyond	Value
	(In millions)

Economic Hedges	$21	$(7)	$(2)	$6	$18
Structured Contracts	(45)	(64)	(44)	(69)	(222)
Proprietary Trading	46	(24)	—	—	22
Other	9	—	—	—	9

Total	$31	$(95)	$(46)	$(63)	$(173)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk

DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.

The Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. Further, changes in the price of electricity can impact the level of exposure of Customer Choice programs and uncollectible expenses at the Electric Utility. In addition, changes in the price of natural gas can impact the valuation of lost gas, storage sales revenue and uncollectible expenses at the Gas Utility. However, the Company does not bear significant exposure to earnings risk as such changes are included in regulatory rate-recovery mechanisms. Regulatory rate-recovery occurs in the form of PSCR and GCR mechanisms (see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report) and tracking mechanisms to mitigate some losses from customer migration due to electric Customer Choice programs and uncollectible accounts receivable at MichCon. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

Our Power and Industrial Projects business segment is subject to crude oil, electricity, natural gas, coal and coal-based product price risk and other risks associated with the weakened U.S. economy including constricted capital and credit markets. To the extent that commodity price risk has not been mitigated through the use of long-term contracts, we manage this exposure using forward energy, capacity and futures contracts.

Our Unconventional Gas Production business segment has exposure to natural gas and, to a lesser extent, crude oil price fluctuations. These commodity price fluctuations can impact both current year earnings and reserve valuations. To manage this exposure we may use forward energy and futures contracts.

Our Energy Trading business segment has exposure to electricity, natural gas, crude oil, heating oil, and foreign currency price fluctuations. These risks are managed by our energy marketing and trading operations through the use of forward energy, capacity, storage, options and futures contracts, within pre-determined risk parameters.

Our Gas Midstream business segment has limited exposure to natural gas price fluctuations. The Gas Midstream business unit manages its exposure through the sale of long-term storage and transportation contracts.

Credit Risk

Bankruptcies

We purchase and sell electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and we record provisions for amounts considered at risk of probable loss. We believe our previously accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on our financial statements.

Our utilities and certain non-utility businesses provide services to the domestic automotive industry, including GM, Ford and Chrysler and many of their vendors and suppliers. GM and Chrysler have recently received loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. In February 2009, GM and Chrysler submitted viability plans to the U.S. Government indicating that additional loans were necessary to continue operations in the short term. Further plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on our results, particularly in our Electric Utility and Power and Industrial Projects segments. As the circumstances surrounding the viability of these entities are dynamic and uncertain, we continue to monitor developments as they occur.

Other

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of December 31, 2008:

	Credit Exposure
	before Cash	Cash	Net Credit
	Collateral	Collateral	Exposure
	(In millions)

Investment Grade(1)
A- and Greater	$314	$(14)	$300
BBB+ and BBB	253	—	253
BBB-	47	—	47

Total Investment Grade	614	(14)	600
Non-investment grade(2)	25	(1)	24
Internally Rated — investment grade(3)	206	(2)	204
Internally Rated — non-investment grade(4)	28	(4)	24

Total	$873	$(21)	$852

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 22 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented approximately two percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 17 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately three percent of the total gross credit exposure.

Interest Rate Risk

DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2008, we had a floating rate debt-to-total debt ratio of approximately 12% (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2008 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations follow:

	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of
	(In millions)

Coal Contracts	$1	$(1)	Commodity contracts
Gas Contracts	$(13)	$13	Commodity contracts
Oil Contracts	$1	$(1)	Commodity contracts
Power Contracts	$3	$(2)	Commodity contracts
Interest Rate Risk	$(317)	$346	Long-term debt
Foreign Currency Risk	$5	$(5)	Forward contracts
Discount Rates	$1	$(1)	Commodity contracts

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedules are included herein.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

(c)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DTE Energy Company:

We have audited the consolidated statements of financial position of DTE Energy Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in connection with the required adoption of a new accounting standard, the Company changed its method of accounting for uncertainty in income taxes on January 1, 2007. As discussed in Notes 18 and 19 to the consolidated financial statements, in connection with the required adoption of new accounting standards, in 2006 the Company changed its method of accounting for defined benefit pension and other postretirement plans and share based payments, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DTE Energy Company:

We have audited the internal control over financial reporting of DTE Energy Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/  DELOITTE & TOUCHE LLP

Detroit, Michigan
February 27, 2009

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31
	2008	2007	2006
	(In millions, Except per share amounts)

Operating Revenues	$9,329	$8,475	$8,157

Operating Expenses
Fuel, purchased power and gas	4,306	3,552	3,047
Operation and maintenance	2,694	2,892	2,677
Depreciation, depletion and amortization	901	932	990
Taxes other than income	304	357	309
Gain on sale of non-utility business	(128)	(900)	—
Other asset (gains) and losses, reserves and impairments, net	(11)	37	67

	8,066	6,870	7,090

Operating Income	1,263	1,605	1,067

Other (Income) and Deductions
Interest expense	503	533	525
Interest income	(19)	(25)	(26)
Other income	(104)	(93)	(61)
Other expenses	64	35	93

	444	450	531

Income Before Income Taxes and Minority Interest	819	1,155	536
Income Tax Provision	288	364	146
Minority Interest	5	4	1

Income from Continuing Operations	526	787	389
Discontinued Operations
Income (Loss) from discontinued operations, net of tax	22	(4)	(208)
Minority interest in discontinued operations	2	(188)	(251)

	20	184	43
Cumulative Effect of Accounting Changes, net of tax	—	—	1

Net Income	$546	$971	$433

Basic Earnings per Common Share
Income from continuing operations	$3.24	$4.64	$2.19
Discontinued operations	.13	1.09	.24
Cumulative effect of accounting changes	—	—	.01

Total	$3.37	$5.73	$2.44

Diluted Earnings per Common Share
Income from continuing operations	$3.23	$4.62	$2.18
Discontinued operations	.13	1.08	.24
Cumulative effect of accounting changes	—	—	.01

Total	$3.36	$5.70	$2.43

Weighted Average Common Shares Outstanding
Basic	162	169	177
Diluted	163	170	178
Dividends Declared per Common Share	$2.12	$2.12	$2.075

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31
	2008	2007
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$86	$123
Restricted cash	86	140
Accounts receivable (less allowance for doubtful accounts of $265 and $182, respectively)
Customer	1,666	1,658
Other	166	514
Accrued power and gas supply cost recovery revenue	22	76
Inventories
Fuel and gas	333	429
Materials and supplies	206	204
Deferred income taxes	227	387
Derivative assets	316	181
Other	220	196
Current assets held for sale	—	83

	3,328	3,991

Investments
Nuclear decommissioning trust funds	685	824
Other	595	446

	1,280	1,270

Property
Property, plant and equipment	20,065	18,809
Less accumulated depreciation and depletion	(7,834)	(7,401)

	12,231	11,408

Other Assets
Goodwill	2,037	2,037
Regulatory assets	4,231	2,786
Securitized regulatory assets	1,001	1,124
Intangible assets	70	25
Notes receivable	115	87
Derivative assets	140	199
Prepaid pension assets	—	152
Other	157	116
Noncurrent assets held for sale	—	547

	7,751	7,073

Total Assets	$24,590	$23,742

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31
	2008	2007
	(In millions, except shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$899	$1,189
Accrued interest	119	112
Dividends payable	86	87
Short-term borrowings	744	1,084
Current portion long-term debt, including capital leases	362	454
Derivative liabilities	285	281
Deferred gains and reserves	3	400
Other	515	566
Current liabilities associated with assets held for sale	—	48

	3,013	4,221

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,458	5,576
Securitization bonds	932	1,065
Trust preferred-linked securities	289	289
Capital lease obligations	62	41

	7,741	6,971

Other Liabilities
Deferred income taxes	1,958	1,824
Regulatory liabilities	1,202	1,168
Asset retirement obligations	1,340	1,277
Unamortized investment tax credit	96	108
Derivative liabilities	344	450
Liabilities from transportation and storage contracts	111	126
Accrued pension liability	871	68
Accrued postretirement liability	1,434	1,094
Nuclear decommissioning	114	134
Other	328	318
Noncurrent liabilities associated with assets held for sale	—	82

	7,798	6,649

Commitments and Contingencies (Notes 5, 6, and 17)

Minority Interest	43	48

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 163,019,596 and 163,232,095 shares issued and outstanding, respectively	3,175	3,176
Retained earnings	2,985	2,790
Accumulated other comprehensive loss	(165)	(113)

	5,995	5,853

Total Liabilities and Shareholders’ Equity	$24,590	$23,742

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(In millions)

Operating Activities
Net income	$546	$971	$433
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	899	926	1,014
Deferred income taxes	348	144	28
Gain on sale of non-utility business	(128)	(900)	—
Other asset (gains), losses and reserves, net	(4)	(9)	(11)
Gain on sale of interests in synfuel projects	(31)	(248)	(38)
Impairment of synfuel projects	—	4	77
Partners’ share of synfuel project gains (losses)	2	(188)	(251)
Contributions from synfuel partners	14	229	197
Cumulative effect of accounting changes	—	—	(1)
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	(87)	196	8

Net cash from operating activities	1,559	1,125	1,456

Investing Activities
Plant and equipment expenditures — utility	(1,183)	(1,035)	(1,126)
Plant and equipment expenditures — non-utility	(190)	(264)	(277)
Acquisitions, net of cash acquired	—	—	(42)
Proceeds from sale of interests in synfuel projects	84	447	246
Refunds to synfuel partners	(387)	(115)	—
Proceeds from sale of non-utility business	253	1,262	—
Proceeds from sale of other assets, net	25	85	67
Restricted cash	54	6	(21)
Proceeds from sale of nuclear decommissioning trust fund assets	232	286	253
Investment in nuclear decommissioning trust funds	(255)	(323)	(284)
Other investments	(156)	(19)	(10)

Net cash from (used) for investing activities	(1,523)	330	(1,194)

Financing Activities
Issuance of long-term debt	1,310	50	612
Redemption of long-term debt	(446)	(393)	(687)
Repurchase of long-term debt	(238)	—	—
Short-term borrowings, net	(340)	(47)	291
Issuance of common stock	—	—	17
Repurchase of common stock	(16)	(708)	(61)
Dividends on common stock	(344)	(364)	(365)
Other	(10)	(6)	(10)

Net cash used for financing activities	(84)	(1,468)	(203)

Net Increase (Decrease) in Cash and Cash Equivalents	(48)	(13)	59
Cash and Cash Equivalents Reclassified (to) from Assets Held for Sale	11	(11)	—
Cash and Cash Equivalents at Beginning of Period	123	147	88

Cash and Cash Equivalents at End of Period	$86	$123	$147

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
	Common Stock		Retained	Other Comprehensive
	Shares	Amount	Earnings	Loss	Total
	(Dollars in millions, shares in thousands)

Balance, December 31, 2005	177,814	$3,483	$2,557	$(271)	$5,769

Net income	—	—	433	—	433
Issuance of new shares	411	17	—	—	17
Dividends declared on common stock	—	—	(368)	—	(368)
Repurchase and retirement of common stock	(1,283)	(32)	(29)	—	(61)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(38)	(38)
Benefit obligations, net of tax	—	—	—	3	3
Net change in unrealized losses on derivatives, net of tax	—	—	—	102	102
Net change in unrealized losses on investments, net of tax	—	—	—	(7)	(7)
Stock-based compensation and other	196	(1)	—	—	(1)

Balance, December 31, 2006	177,138	3,467	2,593	(211)	5,849

Net income	—	—	971	—	971
Implementation of FIN 48	—	—	(5)	—	(5)
Dividends declared on common stock	—	—	(358)	—	(358)
Repurchase and retirement of common stock	(14,440)	(297)	(411)	—	(708)
Benefit obligations, net of tax	—	—	—	6	6
Net change in unrealized losses on derivatives, net of tax	—	—	—	91	91
Net change in unrealized losses on investments, net of tax	—	—	—	1	1
Stock-based compensation and other	534	6	—	—	6

Balance, December 31, 2007	163,232	3,176	2,790	(113)	5,853

Net income	—	—	546	—	546
Implementation of SFAS No. 157, net of tax	—	—	4	—	4
Implementation of SFAS No. 158 measurement date provision, net of tax	—	—	(9)	—	(9)
Dividends declared on common stock	—	—	(346)	—	(346)
Repurchase and retirement of common stock	(479)	(16)	—	—	(16)
Benefit obligations, net of tax	—	—	—	(22)	(22)
Foreign exchange translation, net of tax	—	—	—	(2)	(2)
Net change in unrealized losses on derivatives, net of tax	—	—	—	6	6
Net change in unrealized losses on investments, net of tax	—	—	—	(34)	(34)
Stock-based compensation and other	267	15	—	—	15

Balance, December 31, 2008	163,020	$3,175	$2,985	$(165)	$5,995

See Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

The following table displays comprehensive income:

	2008	2007	2006
	(In millions)

Net income	$546	$971	$433

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of taxes of $(1), $- and $-	(2)	—	—
Benefit obligations, net of taxes of $(12), $3 and $2	(22)	6	3
Net unrealized gains (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $2, $(76) and $3	4	(141)	6
Amounts reclassified to income, net of taxes of $1, $125 and $52	2	232	96

	6	91	102

Net unrealized gains (losses) on investments:
Gains (losses) arising during the period, net of taxes of $(19), $2 and $(4)	(34)	4	(7)
Amounts reclassified to income, net of taxes of $-, $(2)and $-	—	(3)	—

	(34)	1	(7)

Comprehensive income	$494	$1,069	$531

See Notes to Consolidated Financial Statements

DTE Energy Company

Notes to Consolidated Financial Statements

Note 1 —	SIGNIFICANT ACCOUNTING POLICIES

Corporate Structure

DTE Energy owns the following businesses:

•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.2 million customers in southeast Michigan;

•	MichCon, a natural gas utility engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan; and

•	Our four non-utility segments are involved in 1) gas pipelines and storage; 2) unconventional gas exploration, development and production; 3) power and industrial projects and coal transportation and marketing; and 4) energy marketing and trading operations.

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

Certain prior year balances were reclassified to match the current year’s financial statement presentation.

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

For entities that are considered variable interest entities, the Company applies the provisions of FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. We consolidate variable interest entities(VIEs) for which we are the primary beneficiary in accordance with FIN 46(R). In general, we determine whether we are the primary beneficiary of a VIE through a qualitative analysis of risk which indentifies which variable interest holder absorbs the majority of the financial risk or rewards and variability of the VIE. In performing this analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the identification of variable interest holders including equity owners, customers, suppliers and debt holders and which parties participated significantly in the design of the entity. If the qualitative analysis is inconclusive, a specific quantitative analysis is performed in accordance with FIN 46(R).

Legal entities within the Company’s Power and Industrial Projects segments enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are designed to pass-through the commodity risk associated with these contracts to the customers, with the

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Company retaining operational and customer default risk and generally are VIEs. These arrangements are assessed on a qualitative and, if necessary, quantitative basis, in accordance with the requirements of FIN 46(R) to determine who is the primary beneficiary. If the Company is the primary beneficiary, the VIE is consolidated. If the Company is not the primary beneficiary, the VIE is accounted for under the equity method of accounting. The VIEs are reviewed for reconsideration events each quarter, and the assessment of the primary beneficiary updated, if necessary.

DTE Energy has interests in various unconsolidated trusts that were formed for the sole purpose of issuing preferred securities and lending the gross proceeds to the Company. The sole assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. We have reviewed these interests in accordance with FIN 46(R) and have determined they are VIEs, but the Company is not the primary beneficiary.

The maximum risk exposure for consolidated VIEs is reflected on our Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally the extent of our investment.

The following table summarizes the amounts for the Company’s variable interest entities as of December 31, 2008 and 2007:

	2008	2007
	(In millions)

Variable Interest Entities — Consolidated
Total Assets	$47	$113
Total Liabilities	39	81
Shareholders’ Equity	(4)	51
Variable Interest Entities — Non-consolidated
Other Investments	$191	$54
Trust preferred — linked securities	289	289

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

Non-utility businesses recognize revenues as services are provided and products are delivered. Trading activities are accounted for under the provisions of EITF Issue No. 02-3, “Accounting for Contracts Involved in Energy Trading and Risk Management Activites”, which requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the Consolidated Statement of Operations. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses in operating revenues.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to other comprehensive income for the year ended December 31, 2008 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, and changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, pursuant to SFAS No. 158, and foreign currency translation adjustments.

	Net	Net			Accumulated
	Unrealized	Unrealized			Other
	Gains on	Losses on	Benefit	Foreign Currency	Comprehensive
	Derivatives	Investments	Obligations	Translation	Loss
	(In millions)

Beginning balances	$(13)	$16	$(116)	$—	$(113)
Current period change	6	(34)	(22)	(2)	(52)

Ending balance	$(7)	$(18)	$(138)	$(2)	$(165)

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

Receivables

Accounts receivable are primarily composed of trade receivables and unbilled revenue. Our accounts receivable are stated at net realizable value. Customer accounts are written off based upon approved regulatory and legislative requirements.

The allowance for doubtful accounts for our two utilities is calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the time the next bill is issued, typically monthly, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on contractual past-due terms established with customers.

For our Energy Trading, non-regulated segment, the customer allowance for doubtful accounts is calculated based on specific review of probable future collectibles based on receivable balances in excess of 90 days.

Unbilled revenues of $812 million and $843 million are included in customer accounts receivable at December 31, 2008 and 2007, respectively.

Inventories

The Company values fuel inventory, including gas inventory in the Energy Trading segment, and materials and supplies at average cost.

Gas inventory at MichCon is determined using the last-in, first-out (LIFO) method. At December 31, 2008, the replacement cost of gas remaining in storage exceeded the $14 million LIFO cost by $232 million. During 2008, MichCon liquidated 4.2 billion cubic feet of prior years’ LIFO layers. The liquidation reduced

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

2008 cost of gas by approximately $21 million, but had no impact on earnings as a result of the GCR mechanism. At December 31, 2007, the replacement cost of gas remaining in storage exceeded the $32 million LIFO cost by $288 million. During 2007, MichCon liquidated 9.5 billion cubic feet of prior years’ LIFO layers. The liquidation reduced 2007 cost of gas by approximately $30 million, but had no impact on earnings as a result of the GCR mechanism.

Property, Retirement and Maintenance, and Depreciation and Depletion

Summary of property by classification as of December 31:

	2008	2007
	(In millions)

Property, Plant and Equipment
Electric Utility
Generation	$8,544	$8,100
Distribution	6,433	6,272

Total Electric Utility	14,977	14,372

Gas Utility
Distribution	2,327	2,392
Storage	378	273
Other	1,090	953

Total Gas Utility	3,795	3,618

Non-utility and other	1,293	1,423
Assets held for sale	—	(604)

Total Property, Plant and Equipment	20,065	18,809

Less Accumulated Depreciation and Depletion
Electric Utility
Generation	(3,690)	(3,539)
Distribution	(2,138)	(2,101)

Total Electric Utility	(5,828)	(5,640)

Gas Utility
Distribution	(955)	(970)
Storage	(107)	(100)
Other	(603)	(538)

Total Gas Utility	(1,665)	(1,608)

Non-utility and other	(341)	(350)
Assets held for sale	—	197

Total Accumulated Depreciation and Depletion	(7,834)	(7,401)

Net Property, Plant and Equipment	$12,231	$11,408

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). AFUDC capitalized during 2008 and 2007 was approximately $50 million and $32 million, respectively. The cost of properties retired, less salvage value, at Detroit Edison and MichCon is charged to accumulated depreciation.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2. Approximately $25 million and $4 million of expenses related to the anticipated Fermi 2 refueling outage scheduled for 2009 were accrued at December 31, 2008 and December 31, 2007, respectively. Amounts are being accrued on a pro-rata basis over an 18-month period that began in November 2007. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.

The Company bases depreciation provisions for utility property at Detroit Edison and MichCon on straight-line and units-of-production rates approved by the MPSC. The composite depreciation rate for Detroit Edison was 3.3% in 2008, 2007 and 2006. The composite depreciation rate for MichCon was 3.2% in 2008, 3.1% in 2007 and 2.8% in 2006.

The average estimated useful life for each major class of utility property, plant and equipment as of December 31, 2008 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Transmission

Electric	40	37	N/A
Gas	N/A	40	38

Non-utility property is depreciated over its estimated useful life using straight-line, declining-balance or units-of-production methods. The estimated useful lives for major classes of non-utility assets and facilities ranges from 5 to 50 years.

The Company credits depreciation, depletion and amortization expense when it establishes regulatory assets for plant-related costs such as depreciation or plant-related financing costs. The Company charges depreciation, depletion and amortization expense when it amortizes these regulatory assets. The Company credits interest expense to reflect the accretion income on certain regulatory assets.

Intangible assets relating to capitalized software are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation and depletion on the Consolidated Statements of Financial Position. The Company capitalizes the costs associated with computer software it develops or obtains for use in its business. The Company amortizes intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years. Intangible assets amortization expense was $54 million in 2008, $42 million in 2007 and $37 million in 2006. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008 were $576 million and $192 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2007 were $493 million and $141 million, respectively. Amortization expense of intangible assets is estimated to be $54 million annually for 2009 through 2013.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the asset retirement obligations for 2008 follows:

(In millions)

Asset retirement obligations at January 1, 2008	$1,293
Accretion	84
Liabilities incurred	2
Liabilities settled	(18)
Transfers from Assets held for sale	14
Revision in estimated cash flows	(14)

Asset retirement obligations at December 31, 2008	1,361
Less amount included in current liabilities	(21)

$1,340

Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

Unconventional Gas Production

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Our Power and Industrial Projects segment has long-term contracts with General Motors Corporation (GM) and Ford Motor Company (Ford) to provide onsite energy services at certain of their facilities. At December 31, 2008, the book value of long-lived assets used in the servicing of these facilities was approximately $85 million. In addition, we have an equity investment of approximately $40 million in an entity which provides similar services to Chrysler LLC (Chrysler). These companies are in financial distress, with GM and Chrysler recently receiving loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. We consider the recent announcements by these companies as an indication of possible impairment due to a significant adverse change in the business climate that could affect the value of our long-lived assets as described in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and have performed an impairment test on these assets. Based on our current undiscounted cash flow projections we have determined that we do not have an impairment as of December 31, 2008. We have also determined that we do not have an other than temporary decline in our Chrysler-related equity investment as described in APB 18, “The Equity Method of Accounting for Investments in Common Stock.” We will continue to assess these matters in future periods for possible asset impairments.

Goodwill

The Company has goodwill resulting from purchase business combinations.

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2008 and December 31, 2007 is as follows:

Total
(In millions)

Balance at December 31, 2006	$2,057
Synthetic fuels impairment	(4)
Sale of non-utility businesses and other	(16)

Balance at December 31, 2007	$2,037

Balance at December 31, 2008	$2,037

We performed our annual impairment test on October 1, 2008 and determined that the estimated fair value of our reporting units exceeded their carrying value and no impairment existed. During the fourth quarter of 2008, the closing price of DTE Energy’s stock declined by approximately 11% and at December 31, 2008 was approximately 3 percent below its book value per share. In assessing whether the recent modest decline in the trading price of DTE Energy’s common stock below its book value was an indication of impairment, we considered the following factors: (1) the relatively short duration and modest decline in the trading price of DTE Energy’s common stock; (2) the anticipated impact of the national and regional recession on DTE Energy’s future operating results and cash flows; (3) the favorable results of the recently performed annual impairment test and (4) a comparison of book value to the traded market price, including the impact of a control premium. As a result of this assessment, we determined that the decline in market price did not represent a triggering event at December 31, 2008 requiring an update to the October 1, 2008 impairment test. We will continue to assess these matters in future periods for possible impairments.

Intangible Assets

The Company has certain intangible assets relating to non-utility contracts and emission allowances. The Company amortizes intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years. Intangible assets amortization expense was $7 million in 2008, $2 million in 2007 and $5 million in 2006. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

were $85 million and $15 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2007 were $31 million and $6 million, respectively. Our intangible assets related to emission allowances increased to $19 million at December 31, 2008 from $9 million at December 31, 2007. Net intangible assets reclassified to Assets held for sale totaled $38 million at December 31, 2007. Amortization expense of intangible assets is estimated to be $7 million annually for 2009 through 2013.

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

Investments in Debt and Equity Securities

The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value. See Note 15.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statement of Cash Flows

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statement of Cash Flows follows:

	2008	2007	2006
	(In millions)

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$328	$(163)	$385
Accrued GCR revenue	(71)	(10)	120
Inventories	96	80	(49)
Recoverable pension and postretirement costs	(1,324)	738	(1,184)
Accrued/prepaid pensions	944	(401)	218
Accounts payable	(286)	5	(10)
Accrued PSCR refund	82	41	(101)
Income taxes payable	(22)	(19)	46
Derivative assets and liabilities	(178)	222	(520)
Postretirement obligation	340	(320)	1,008
Other assets	(51)	(430)	(134)
Other liabilities	55	453	229

	$(87)	$196	$8

Supplementary cash and non-cash information for the years ended December 31, were as follows:

	2008	2007	2006
	(In millions)

Cash paid (received) for:
Interest (net of interest capitalized)	$496	$537	$526
Income taxes	$(59)	$326	$89

In connection with maintaining certain traded risk management positions, the Company may be required to post cash collateral with its clearing agent. As a result, the Company entered into a demand financing agreement for up to $50 million with its clearing agent in lieu of posting additional cash collateral (a non-cash transaction). The amounts outstanding under this facility were $26 million and $13 million at December 31, 2008 and 2007, respectively.

See the following notes for other accounting policies impacting the Company’s consolidated financial statements:

Note	Title

2	New Accounting Pronouncements
5	Regulatory Matters
8	Income Taxes
15	Fair Value
16	Financial and Other Derivative Instruments
18	Retirement Benefits and Trusteed Assets
19	Stock-based Compensation

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Accounting

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company has elected to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009. The cumulative effect adjustment upon adoption of SFAS No. 157 represented a $4 million increase to the January 1, 2008 balance of retained earnings. See also Note 15.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is applied prospectively to business combinations entered into by the Company after January 1, 2009, with earlier adoption prohibited. The Company will apply the requirements of SFAS No. 141(R) to business combinations consummated after January 1, 2009.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings Per Share. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Stock awards granted by the Company under its stock-based compensation plan qualify as a participating security. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively. Adoption of this FSP is expected to result in a reduction of Basic and Diluted EPS of $0.02 and $0.01 or less, respectively. See Note 10 for further disclosure.

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

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. This FSP also requires additional disclosures about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The FSP also clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company has adopted these pronouncements as of December 31, 2008. See Note 16 for further disclosures.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company will adopt SFAS No. 160 as of January 1, 2009. Adoption of SFAS No. 160 will not have a material effect on the Company’s consolidated financial statements.

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

	As Previously	FSP FIN 39-1
	Reported	Adjustments	As Adjusted
	(In millions)

Current Assets
Accounts receivable-other	$504	$10	$514
Derivative assets	195	(14)	181
Other Assets
Derivative assets	207	(8)	199
Current Liabilities
Accounts payable	1,198	(9)	1,189
Derivative liabilities	282	(1)	281
Other Liabilities
Derivative liabilities	452	(2)	450

The total cash collateral received, net of cash collateral posted was $30 million at December 31, 2008. In accordance with FSP FIN 39-1, derivative assets and derivative liabilities are shown net of collateral of $31 million and $17 million, respectively. At December 31, 2008, amounts not related to unrealized derivative positions totaling $7 million and $23 million were included in accounts receivable and accounts payable, respectively.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities. The purpose of the FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. Effective for reporting periods ending after December 15, 2008, the FSP amends Statement 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements. See Note 1.

Employers’ Disclosures about Postretirement Benefit Plan Assets

On December 30, 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements required by this FSP are effective for fiscal years ending after December 15, 2009. The Company will adopt this FSP on December 31, 2009.

NOTE 3 —	DISPOSALS AND DISCONTINUED OPERATIONS

Sale of Antrim Shale Gas Exploration and Production Business

In 2007, the Company sold its Antrim shale gas exploration and production business (Antrim) for gross proceeds of $1.3 billion. The pre-tax gain recognized on this sale amounted to $900 million ($580 million after-tax) and is reported on the Consolidated Statements of Operations under the line item, “Gain on sale of non-utility business,” and included in the Corporate & Other segment. Prior to the sale, the operating results of Antrim were reflected in the Unconventional Gas Production segment.

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

Prior to the sale, a substantial portion of the Company’s price risk related to expected gas production from its Antrim shale business had been hedged through 2013. These financial contracts were accounted for as cash flow hedges, with changes in estimated fair value of the contracts reflected in other comprehensive income. Upon the sale of Antrim, the financial contracts no longer qualified as cash flow hedges. In conjunction with the Antrim sale, the Company reclassified amounts held in accumulated other comprehensive income and recorded the effective settlements, reducing operating revenues in 2007 by $323 million.

Plan to Sell Interest in Certain Power and Industrial Projects

During the third quarter of 2007, the Company announced its plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the Company ceased recording depreciation and amortization expense related to these assets. During 2008, the United States asset sale market weakened and challenges in the debt market persisted. As a result of these developments, the Company’s work on this planned monetization was discontinued. As of June 30, 2008, the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed in June 2008 when the assets were reclassified as held and used. During the second quarter of 2008, the Company recorded a loss of $19 million related to the valuation adjustment for the cumulative depreciation and amortization not recorded during the held for sale period. The

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Financial Position included $28 million of minority interests in the Projects classified as held for sale as of December 31, 2007.

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

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Company estimates that its maximum potential liability under these guarantees at December 31, 2008 is $2.9 billion.

As shown in the following table, the Company has reported the business activity of the synthetic fuel business as a discontinued operation. The amounts exclude general corporate overhead costs:

	2008	2007	2006
	(In millions)

Operating Revenues	$7	$1,069	$863
Operation and Maintenance	9	1,265	1,019
Depreciation and Amortization	(2)	(6)	24
Taxes other than Income	(1)	5	12
Asset (Gains) and Losses, Reserves and Impairments, Net(1)	(31)	(280)	40

Operating Income (Loss)	32	85	(232)
Other (Income) and Deductions	(2)	(9)	(20)
Minority Interest	2	(188)	(251)
Income Taxes
Provision	13	98	14
Production Tax Credits	(1)	(21)	(23)

	12	77	(9)

Net Income(1)	$20	$205	$48

(1)	Includes intercompany pre-tax gain of $32 million ($21 million after-tax) for 2007.

NOTE 4 —	OTHER IMPAIRMENTS AND RESTRUCTURING

Other Impairments

Barnett shale

Our Unconventional Gas Production segment recorded pre-tax impairment losses of $8 million and $27 million in 2008 and 2007, respectively. The 2008 impairment related primarily to the write-off of leases that expired or will expire within the next twelve months and are not expected to be developed under current economic conditions. The 2007 impairment consisted of expired leases in Bosque County, which is located in the southern expansion area of the Barnett shale in North Texas. The properties were impaired due to the lack of economic and operating viability of the properties. Impairment losses were recorded within the Other asset (gains) and losses, reserves, and impairments, net line in the Consolidated Statements of Operations.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

A loss of $32 million related to a 50% equity interest in a gas-fired peaking electric generating plant is recorded within the Other (income) and deductions, Other expenses line in the Consolidated Statements of Operations. The investment was impaired due to continued operating losses and the expected sale of the investment. The Company determined the fair value of the plant utilizing a discounted cash flow technique, which indicated that the carrying amount of the investment exceeded its fair value.

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

Restructuring Costs

In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. Specifically, the Company began a series of focused improvement initiatives within Detroit Edison and MichCon, and associated corporate support functions. The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $24 million, $54 million and $102 million of CTA in 2008, 2007 and 2006 as a regulatory asset. The recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding and in the December 23, 2008 MPSC rate order. Amortization of prior year deferred CTA costs amounted to $16 million in 2008 and $10 million in 2007. MichCon cannot defer CTA costs at this time because a regulatory recovery mechanism has not been established by the MPSC. MichCon expects to seek a recovery mechanism in its next rate case expected to be filed in 2009.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Amounts expensed are recorded in the Operation and maintenance line on the Consolidated Statements of Operations. Deferred amounts are recorded in the Regulatory asset line on the Consolidated Statements of Financial Position. Costs incurred in 2008, 2007 and 2006 are as follows:

	Employee
	Severance Costs			Other Costs			Total Cost
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(In millions)

Costs incurred:
Electric Utility	$—	$15	$51	$26	$50	$56	$26	$65	$107
Gas Utility	—	3	17	7	6	7	7	9	24
Other	—	1	2	3	1	1	3	2	3

Total costs	—	19	70	36	57	64	36	76	134
Less amounts deferred or capitalized:
Electric Utility	—	15	51	26	50	56	26	65	107

Amount expensed	$—	$4	$19	$10	7	$8	$10	$11	$27

NOTE 5 —	REGULATORY MATTERS

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2008	2007
	(In millions)

Assets
Securitized regulatory assets	$1,001	$1,124

Recoverable income taxes related to securitized regulatory assets	$549	$616
Recoverable pension and postretirement costs
Pension	1,505	495
Postretirement costs	787	496
Asset retirement obligation	452	266
Other recoverable income taxes	89	94
Recoverable costs under PA 141
Excess capital expenditures	4	11
Deferred Clean Air Act expenditures	10	28
Midwest Independent System Operator charges	8	23
Electric Customer Choice implementation costs	37	58
Enhanced security costs	6	10
Unamortized loss on reacquired debt	73	67
Deferred environmental costs	43	41
Accrued PSCR/GCR revenue	22	76
Recoverable uncollectibles expense	122	42
Cost to achieve Performance Excellence Process	154	146
Enterprise Business Systems costs	26	26
Deferred income taxes — Michigan Business Tax	394	364
Other	2	3

	4,283	2,862
Less amount included in current assets	(52)	(76)

	$4,231	$2,786

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	2008	2007
	(In millions)

Liabilities
Asset removal costs	$534	$581
Accrued pension
Pension equalization mechanism	72	44
Negative pension offset	110	71
Accrued PSCR/GCR refund	11	70
Refundable costs under PA 141	16	—
Refundable income taxes	93	104
Fermi 2 refueling outage	25	4
Deferred income taxes — Michigan Business Tax	388	364
Other	5	5

	1,254	1,243
Less amount included in current liabilities	(52)	(75)

	$1,202	$1,168

As noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in Detroit Edison or MichCon’s rate base, thereby providing a return on invested costs. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.

ASSETS

•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Recoverable pension and postretirement costs — In 2007, the Company adopted SFAS No. 158 which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. The Company received approval from the MPSC to record the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income. (1)

•	Asset retirement obligation — Asset retirement obligations were recorded pursuant to adoption of SFAS No. 143 and FIN 47. These obligations are primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (1)

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes receivable and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant. (1)

•	Excess capital expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on capital expenditures that exceed a base level of depreciation expense.

•	Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

•	Midwest Independent System Operator charges — PA 141 permits, after MPSC authorization, the recovery of and a return on charges from a regional transmission operator such as the Midwest Independent System Operator.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Enhanced security costs — PA 609 of 2002 permits, after MPSC authorization, the recovery of enhanced security costs for an electric generating facility.

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with Gas Utility’s former MGP sites. This asset is offset in working capital by an environmental liability reserve. The amortization of the regulatory asset is not included in MichCon’s current rates because it is offset by the recognition of insurance proceeds. MichCon will request recovery of the remaining asset balance in future rate filings after the recognition of insurance proceeds is complete. (1)

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Recoverable uncollectibles expense — MichCon receivable for the MPSC approved uncollectible expense true-up mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization.

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed. (1)

•	Deferred income taxes — Michigan Business Tax (MBT) - In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. (1)

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

(1)	Regulatory assets not earning a return.

LIABILITIES

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Pension equalization mechanism — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

•	Negative pension offset — MichCon’s negative pension costs are not included as a reduction to its authorized rates; therefore, the Company is accruing a regulatory liability to eliminate the impact on earnings of the negative pension expense accrued. This regulatory liability will reverse to the extent MichCon’s pension expense is positive in future years.

•	Accrued PSCR refund — Payable for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 Choice Incentive Mechanism (CIM) reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received in 2008 that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

As part of the settlement agreement, a CIM was established with a base level of electric choice sales set at 3,400 GWh. The CIM prescribes regulatory treatment of changes in non-fuel revenue attributed to increases or decreases in electric Customer Choice sales. If electric Customer Choice sales exceed 3,600 GWh, Detroit Edison will be able to recover 90% of its reduction in non-fuel revenue from full service customers, up to $71 million. If electric Customer Choice sales fall below 3,200 GWh, Detroit Edison will credit 100% of the increase in non-fuel revenue to the unrecovered regulatory asset balance. In March 2008, Detroit Edison filed a reconciliation of its CIM for the year 2007. Detroit Edison’s annual Electric Choice sales for 2007 were 2,239 GWh which was below the base level of sales of 3,200 GWh. Accordingly, the Company used the resulting additional non-fuel revenue to reduce unrecovered regulatory asset balances related to the RARS mechanism. This reconciliation did not result in any rate increase.

In November 2008, a settlement was filed in the 2007 CIM reconciliation. In the settlement, the parties agreed that the Detroit Edison 2007 CIM reconciliation and allocation filing was correct. All RARS revenues received in 2008 that exceed the regulatory asset balances will be refunded to the affected customer classes, and the only remaining classes to be reconciled in the RARS reconciliation case are the Residential and Special Manufacturing Contract classes. On January 13, 2009, the MPSC issued an order approving the settlement agreement.

2007 Electric Rate Case Filing

Pursuant to the February 2006 MPSC order in Detroit Edison’s rate restructuring case and the August 2006 MPSC order in the settlement of the show cause case, Detroit Edison filed a general rate case on April 13, 2007 based on a 2006 historical test year. Supplements and updates were filed on August 31, 2007 and February 20, 2008.

On December 23, 2008, the MPSC issued an order in Detroit Edison’s February 20, 2008 updated rate case filing. The MPSC approved an annual revenue increase of $84 million effective January 14, 2009 or 2.0% average increase in Detroit Edison’s annual revenue requirement for 2009. Included in the approved $84 million increase in revenues is a return on equity of 11% on an expected 49% equity and 51% debt capital structure.

Other key aspects of the MPSC order include the following:

•	In order to more accurately reflect the actual cost of providing service to business customers, the MPSC adopted an immediate 39% phase out of the residential rate subsidy, with the remaining amount to be eliminated in equal installments over the next five years, every October 1.

•	Accepted Detroit Edison’s proposal to reinstate and modify the tracking mechanism on Electric Choice sales (CIM) with a base level of 1,561 GWh. The modified mechanism will not have a cap on the amount recoverable.

•	Accepted Detroit Edison’s proposal to terminate the Pension Equalization Mechanism.

•	Approved an annual reconciliation mechanism to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $110 million and $51 million, respectively.

•	Approved Detroit Edison’s proposal to recover a return on $15 million of costs in working capital associated with expenses associated with preparation of an application for a new nuclear generation facility at its current Fermi 2 site.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

2009 Electric Rate Case Filing

Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1% average increase in Detroit Edison’s annual revenue requirement for the twelve months ended June 30, 2010 projected test year.

The requested $378 million increase in revenues is required to recover the increased costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, customer uncollectible accounts, inflation, the capital costs of plant additions and the reduction in territory sales.

In addition, Detroit Edison’s filing made, among other requests, the following proposals:

•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Continued application of an adjustment mechanism to enable the Company to address the costs associated with retail electric customers migrating to and from Detroit Edison’s full service retail electric tariff service;

•	Application of an uncollectible expense true-up mechanism based on the $87 million expense level of uncollectible expenses that occurred during the 12 month period ended June 2008;

•	Continued application of the storm restoration expense recovery mechanism and modification to the line clearance expense recovery mechanism; and

•	Implementation of a revenue decoupling mechanism.

Cost-Based Tariffs for Schools

In January 2009, Detroit Edison filed a required application that included two new cost-based tariffs for schools, universities and community colleges. The filing is in compliance with Public Act 286 which required utilities to file tariffs that ensure that eligible educational institutions are charged retail electric rates that reflect the actual cost of providing service to those customers. In February 2009, an MPSC order consolidated this proceeding with the January 26, 2009 electric rate case filing.

Accounting for Costs Related to Enterprise Business Systems

In July 2004, Detroit Edison filed an accounting application with the MPSC requesting authority to capitalize and amortize costs related to EBS, consisting of computer equipment, software and development costs, as well as related training, maintenance and overhead costs. In April 2005, the MPSC approved a settlement agreement providing for the deferral of certain EBS costs, which would otherwise be expensed, as a regulatory asset for future rate recovery starting January 1, 2006. At December 31, 2008, approximately $26 million of EBS costs have been deferred as a regulatory asset. In the MPSC’s December 2008 order in the 2007 Detroit Edison rate case, the Commission approved the recovery of deferred EBS costs over a 10-year period beginning in January 2009.

Fermi 2 Enhanced Security Costs Settlement

The Customer Choice and Electricity Reliability Act, as amended in 2003, allows for the recovery of reasonable and prudent costs of new and enhanced security measures required by state or federal law, including providing for reasonable security from an act of terrorism. In April 2007, the MPSC approved a settlement agreement that authorizes Detroit Edison to recover Fermi 2 Enhanced Security Costs (ESC) incurred during the period of September 11, 2001 through December 31, 2005. The settlement defined Detroit Edison’s ESC, discounted back to September 11, 2001, as $9.1 million plus carrying charges. A total of

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

$13 million, including carrying charges, has been deferred as a regulatory asset. Detroit Edison is authorized to incorporate into its rates an enhanced security factor over a period not to exceed five years. Amortization expense related to this regulatory asset was approximately $4 million and $3 million for the years ended December 31, 2008, and 2007, respectively.

Reconciliation of Regulatory Asset Recovery Surcharge

In December 2006, Detroit Edison filed a reconciliation of costs underlying its existing RARS. This true-up filing was made to maximize the remaining time for recovery of significant cost increases prior to expiration of the RARS 5-year recovery limit under PA 141. Detroit Edison requested a reconciliation of the regulatory asset surcharge to ensure proper recovery by the end of the 5-year period of: (1) Clean Air Act Expenditures, (2) Capital in Excess of Base Depreciation, (3) MISO Costs and (4) the regulatory liability for the 1997 Storm Charge. In July 2007, the MPSC approved a negotiated RARS deficiency settlement that resulted in a $10 million write-down of RARS-related costs in 2007. As discussed above, the CIM in the MPSC Show-Cause Order will reduce the regulatory asset. Approximately $11 million and $28 million was credited to the unrecovered regulatory asset balance during the years ended December 31, 2008 and 2007, respectively. The CIM expired in April 2008.

Power Supply Cost Recovery Proceedings

2005 Plan Year — In March 2006, Detroit Edison filed its 2005 PSCR reconciliation that sought approval for recovery of an under-collection of approximately $144 million at December 31, 2005 from its commercial and industrial customers. In addition to the 2005 PSCR plan year reconciliation, the filing included reconciliation for the Pension Equalization Mechanism (PEM) for the periods from November 24, 2004 through December 31, 2004 and from January 1, 2005 through December 31, 2005. The PEM reconciliation seeks to allocate and refund approximately $12 million to customers based on their contributions to pension expense during the subject periods. An order was issued on May 22, 2007 approving a 2005 PSCR under-collection amount of $94 million and the recovery of this amount through a surcharge for 12 months beginning in June 2007. In addition, the order approved Detroit Edison’s proposed PEM reconciliation that was refunded to customers on a bills-rendered basis during June 2007. The surcharge will be reconciled in the Company’s 2008 PSCR reconciliation.

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

2007 Plan Year — In September 2006, Detroit Edison filed its 2007 PSCR plan case seeking approval of a levelized PSCR factor of 6.98 mills per kWh above the amount included in base rates for all PSCR customers. The Company’s PSCR plan filing included $130 million for the recovery of its projected 2006 PSCR under-collection, bringing the total requested PSCR factor to 9.73 mills/kWh. The Company filed supplemental testimony and briefs in December 2006 supporting its updated request to include approximately $81 million for the recovery of its projected 2006 PSCR under-collection. The MPSC issued a temporary order in December 2006 approving the Company’s request. In addition, Detroit Edison was granted the authority to include all PSCR over/(under) collections in future PSCR plans, thereby reducing the time between refund or recovery of PSCR reconciliation amounts. The Company began to collect its 2007 power supply costs, including the 2006 rollover amount, through a PSCR factor of 8.69 mills/kWh on January 1, 2007. In

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

August 2007, the MPSC approved Detroit Edison’s 2007 PSCR plan case and authorized the Company to charge a maximum power supply cost recovery factor of 8.69 mills/kWh in 2007. The Company filed its 2007 PSCR reconciliation case in March 2008 and updated the filing in December 2008. The updated filing requests recovery of a $41 million PSCR under-collection through its 2008 PSCR plan. Included in the 2007 PSCR reconciliation filing was the Company’s 2007 PEM reconciliation that reflects a $21 million over-collection, including interest and prior year refunds. The Company expects an order in this proceeding in the second quarter of 2009.

2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind) energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. In January 2009, the MPSC approved the Company’s 2008 PSCR plan and authorized the Company to charge a maximum PSCR factor of 11.22 mills/kWh for 2008.

2009 Plan Year — In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR under-collection from all customers and approximately $12 million for the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company self-implemented a PSCR factor of 11.64 mills/kWh above the amount included in base rates for residential customers and a PSCR factor of 11.22 mills/kWh above the amount included in base rates for commercial and industrial customers on bills rendered in January 2009. Subsequently, as a result of the December 23, 2008 MPSC order in the 2007 Detroit Edison Rate case, the Company implemented a PSCR factor of 3.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 3.60 mills/kWh below the amount included in base rates for commercial and industrial customers for bills rendered effective January 14, 2009.

2009 MichCon Depreciation Filing

Depreciation Filing — On June 26, 2007, the MPSC issued its final order in the generic hearings on depreciation for Michigan electric and gas utilities. The MPSC ordered Michigan utilities to file depreciation studies using the current method, a FAS 143 approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order MichCon filed its ordered depreciation studies on November 3, 2008. The various required depreciation studies indicate composite depreciation rates from 2.07% to 2.55%. The Company has proposed no change to its current composite depreciation rate of 2.97%. The Company expects an order in this proceeding in the fourth quarter of 2009.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

2007 UETM — In March 2008, MichCon filed an application with the MPSC for approval of its UETM for 2007 requesting approximately $34 million consisting of $33 million of costs related to 2007 uncollectible expense and associated carrying charges and $1 million of under-collections for the 2005 UETM. The March 2008 application included a report of MichCon’s 2007 annual safety and training-related expenses, which showed no refund was necessary because actual expenditures exceeded the amount included in base rates. An MPSC order was issued in December 2008 approving the collection of $34 million requested in the March 2008 filing. MichCon was authorized to implement the new UETM monthly surcharge for service rendered on and after January 1, 2009.

Gas Cost Recovery Proceedings

2005-2006 Plan Year — In June 2006, MichCon filed its GCR reconciliation for the 2005-2006 GCR year. The filing supported a total over-recovery, including interest through March 2006, of $13 million. MPSC Staff and other intervenors filed testimony regarding the reconciliation in which they recommended disallowances related to MichCon’s implementation of its dollar cost averaging fixed price program. In January 2007, MichCon filed testimony rebutting these recommendations. In December 2007, the MPSC issued an order adopting the adjustments proposed by the MPSC Staff, resulting in an $8 million disallowance. Expense related to the disallowance was recorded in 2007. The MPSC authorized MichCon to roll a net over-recovery, inclusive of interest, of $20 million into its 2006-2007 GCR reconciliation. In December 2007, MichCon filed an appeal of the case with the Michigan Court of Appeals. MichCon is currently unable to predict the outcome of the appeal.

2006-2007 Plan Year — In June 2007, MichCon filed its GCR reconciliation for the 2006-2007 GCR year. The filing supported a total under-recovery, including interest through March 2007, of $18 million. In

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

March 2008, the parties reached a settlement agreement that allowed for full recovery of MichCon’s GCR costs during the 2006-2007 GCR year. The under-recovery, including interest through March 2007, agreed to under the settlement is $9 million and was included in the 2007-2008 GCR reconciliation. An MPSC order was issued on April 22, 2008 approving the settlement.

2007-2008 Plan Year / Base Gas Sale Consolidated — In August 2006, MichCon filed an application with the MPSC requesting permission to sell base gas that would become accessible with storage facilities upgrades. In December 2006, MichCon filed its 2007-2008 GCR plan case proposing a maximum GCR factor of $8.49 per Mcf. In August 2007, a settlement agreement in this proceeding was reached by all intervening parties that provided for a sharing with customers of the proceeds from the sale of base gas. In addition, the agreement provided for a rate case filing moratorium until January 1, 2009, unless certain unanticipated changes occur that impact income by more than $5 million. The settlement agreement was approved by the MPSC in August 2007. Under the settlement terms, MichCon delivered 13.4 Bcf of this gas to its customers through 2007 at a savings to market-priced supplies of approximately $41 million. This settlement also provided for MichCon to retain the proceeds from the sale of 3.6 Bcf of base gas, of which MichCon sold 0.75 Bcf of base gas in 2007 at a pre-tax gain of $5 million and 2.84 Bcf in December 2008 at a pre-tax gain of $22 million. In June 2008, MichCon filed its GCR reconciliation for the 2007-2008 GCR year. The filing supported a total under-recovery, including interest through March 2008, of $10 million.

2008-2009 Plan Year — In December 2007, MichCon filed its GCR plan case for the 2008-2009 GCR Plan year. MichCon filed for a maximum GCR factor of $8.36 per Mcf, adjustable by a contingent mechanism. In June 2008, MichCon made an informational filing documenting the increase in market prices for gas since its December 2007 filing and calculating its new maximum factor of $10.76 per Mcf based on its contingent mechanism. On August 26, 2008, the MPSC approved a partial settlement agreement which includes the establishment of a new maximum base GCR factor of $11.36 per Mcf that will not be subject to adjustment by contingent GCR factors for the remainder of the 2008-2009 GCR plan year. An MPSC order addressing the remaining issues in this case is expected in 2009.

2009-2010 Plan Year — In December 2008, MichCon filed its GCR plan case for the 2009-2010 GCR Plan year. MichCon filed for a maximum GCR factor of $8.46 per Mcf, adjustable by a contingent mechanism. An MPSC order in this case is expected in 2009.

2009 Proposed Base Gas Sale — In July 2008, MichCon filed an application with the MPSC requesting permission to sell an additional 4 Bcf of base gas that will become available for sale as a result of better than expected operations at its storage fields. MichCon proposed to sell 1.3 Bcf of the base gas to GCR customers during the 2009-2010 GCR period at cost and to sell the remaining 2.7 Bcf to non-system supply customers in 2009 at market prices. MichCon requested that the MPSC treat the proceeds from the sale of the 2.7 Bcf of base gas to non-system supply customers as a one-time increase in MichCon’s net income and not include the proceeds in the calculation of MichCon’s revenue requirements in future rate cases.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Property Insurance

Detroit Edison maintains several different types of property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. The Nuclear Electric Insurance Limited (NEIL) is the primary supplier of the insurance policies.

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

In 2007, the Terrorism Risk Insurance Extension Act of 2005 (TRIA) was extended through December 31, 2014. A major change in the extension is the inclusion of “domestic” acts of terrorism in the definition of covered or “certified” acts. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

Under the NEIL policies, Detroit Edison could be liable for maximum assessments of up to approximately $30 million per event if the loss associated with any one event at any nuclear plant in the United States should exceed the accumulated funds available to NEIL.

Public Liability Insurance

As required by federal law, Detroit Edison maintains $300 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Decommissioning

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Based on the actual or anticipated extended life of the nuclear plant, decommissioning expenditures for Fermi 2 are expected to be incurred primarily during the period of 2025 through 2050. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.3 billion in 2008 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012.

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.

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

The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets.

	As of December 31
	2008	2007
	(In millions)

Fermi 2	$649	$778
Fermi 1	3	13
Low level radioactive waste	33	33

Total	$685	$824

At December 31, 2008, investments in the external nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed debt instruments and 1% in cash equivalents. The debt securities had an average maturity of approximately 5 years. At December 31, 2007, investments in the external nuclear decommissioning trust funds consisted of approximately 54% in publicly traded equity securities, 45% in fixed income and 1% in cash equivalents. The debt securities had an average maturity of approximately 5.3 years.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2008	2007	2006
	(In millions)

Realized gains	$34	$25	$21
Realized losses	$(49)	$(17)	$(9)
Proceeds from sales of securities	$232	$286	$253

Realized gains and losses and proceeds from sales of securities for the Fermi 2 and the low level Radioactive Waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning regulatory liability, respectively. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
	Value	Gains
	(In millions)

As of December 31, 2008
Equity Securities	$288	$65
Debt Securities	388	17
Cash and Cash Equivalents	9	—

	$685	$82

As of December 31, 2007
Equity Securities	$443	$170
Debt Securities	373	9
Cash and Cash Equivalents	8	—

	$824	$179

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $92 million and $22 million of unrealized losses as regulatory assets for the years ended December 31, 2008 and 2007, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. For the year ended December 31, 2008 no impairment charges were recognized by Detroit Edison for unrealized losses incurred by the Fermi 1 trust. For the year ended December 31, 2007, Detroit Edison recognized impairment charges of $0.2 million, for unrealized losses incurred by the Fermi 1 trust.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

acceptance and disposal of spent nuclear fuel at a permanent repository. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a used nuclear fuel storage strategy utilizing a spent fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license.

NOTE 7 —	JOINTLY OWNED UTILITY PLANT

Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Ownership information of the two utility plants as of December 31, 2008 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage

In-service date	1984-1985		1973
Total plant capacity	1,260MW		1,872MW
Ownership interest		*	49%
Investment (in Millions)	$1,588		$165
Accumulated depreciation (in Millions)	$853		$106

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 —	INCOME TAXES

Income Tax Summary

The Company files a consolidated federal income tax return. Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2008	2007	2006
	(In millions)

Income before income taxes and minority interest	$819	$1,155	$536
Less minority interest	5	4	1

Income from continuing operations before tax	$814	$1,151	$535

Income tax expense at 35% statutory rate	$285	$403	$187
Production tax credits	(7)	(11)	(12)
Investment tax credits	(7)	(8)	(8)
Depreciation	(4)	(4)	(4)
Employee Stock Ownership Plan dividends	(4)	(5)	(5)
Medicare part D subsidy	(5)	(6)	(6)
State and local income taxes, net of federal benefit	23	2	5
Other, net	7	(7)	(11)

Income tax expense from continuing operations	$288	$364	$146

Effective income tax rate	35.4%	31.6%	27.3%

The minority interest allocation reflects the adjustment to earnings to allocate partnership losses to third party owners. The tax impact of partnership earnings and losses are attributable to the partners instead of the partnerships. The minority interest allocation is therefore removed in computing income taxes associated with continuing operations.

Components of income tax expense were as follows:

	2008	2007	2006
	(In millions)

Continuing operations
Current income taxes
Federal	$130	$276	$90
State and other income tax expense	17	1	(2)

Total current income taxes	147	277	88
Deferred income taxes
Federal	121	85	48
State and other income tax expense	20	2	10

Total deferred income taxes	141	87	58

Total income taxes from continuing operations	288	364	146
Discontinued operations	12	66	(11)
Cumulative effect of accounting changes	—	—	1

Total	$300	$430	$136

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Production tax credits earned in prior years but not utilized totaled $224 million and are carried forward indefinitely as alternative minimum tax credits. The majority of the production tax credits earned, including all of those from our synfuel projects, were generated from projects that had received a private letter ruling (PLR) from the Internal Revenue Service (IRS). These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.

Investment tax credits are deferred and amortized to income over the average life of the related property.

Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related assets or liabilities. Deferred tax assets and liabilities not related to assets or liabilities are classified according to the expected reversal date of the temporary differences. Consistent with rate making treatment, deferred taxes are offset in the table below for temporary differences which have related regulatory assets and liabilities.

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2008	2007
	(In millions)

Property, plant and equipment	$(1,734)	$(1,384)
Securitized regulatory assets	(545)	(621)
Alternative minimum tax credit carry-forwards	224	186
Merger basis differences	51	57
Pension and benefits	33	28
Other comprehensive income	81	62
Derivative assets and liabilities	109	142
State net operating loss and credit carry-forwards	42	28
Other	50	93

	(1,689)	(1,409)
Less valuation allowance	(42)	(28)

	$(1,731)	$(1,437)

Current deferred income tax assets	$227	$387
Long-term deferred income tax liabilities	(1,958)	(1,824)

	$(1,731)	$(1,437)

Deferred income tax assets	$1,406	$1,771
Deferred income tax liabilities	(3,137)	(3,208)

	$(1,731)	$(1,437)

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position.

The Company has state deferred tax assets related to net operating loss and credit carry-forwards of $42 million and $28 million at December 31, 2008 and 2007, respectively. The state net operating loss and credit carry-forwards expire from 2009 through 2029. The Company has recorded valuation allowances at December 31, 2008 and 2007 of approximately $42 million and $28 million, respectively, a change of $14 million, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of those deductible differences, net of the existing valuation allowance as of December 31, 2008.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In millions)

Balance at January 1	$22	$45
Additions for tax positions of prior years	12	4
Reductions for tax positions of prior years	(5)	(8)
Additions for tax positions related to the current year	47	—
Settlements	(1)	(15)
Lapse of statute of limitations	(3)	(4)

Balance at December 31	$72	$22

The Company has $18 million of unrecognized tax benefits at December 31, 2008, that, if recognized, would favorably impact our effective tax rate. During the next 12 months it is reasonably possible that the Company will settle certain federal and state tax examinations and audits. Furthermore, during the next 12 months, statutes of limitations will expire for the Company’s tax returns in various states. Therefore, as of December 31, 2008, the Company believes that it is reasonably possible that there will be a decrease in unrecognized tax benefits of $5 million to $9 million within the next twelve months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $8 million and $7 million at December 31, 2008 and December 31, 2007, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized interest expense related to income taxes of $2 million during 2008 and $1 million during 2007.

The Company’s U.S. federal income tax returns for years 2004 and subsequent years remain subject to examination by the IRS. The Company’s Michigan Business Tax for the year 2008 is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

Michigan Business Tax

In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008. The MBT is comprised of an apportioned modified gross receipts tax of 0.8 percent; and an apportioned business income tax of 4.95 percent. The MBT

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

provides credits for Michigan business investment, compensation, and research and development. The MBT is accounted for as an income tax.

In 2007, a state deferred tax liability of $224 million was recognized by the Company for cumulative differences between book and tax assets and liabilities for the consolidated group. Effective September 30, 2007, legislation was adopted by the State of Michigan creating a deduction for businesses that realize an increase in their deferred tax liability due to the enactment of the MBT. Therefore, a deferred tax asset of $224 million was established related to the future deduction. The deduction will be claimed during the period of 2015 through 2029. The recognition of the enactment of the MBT did not have an impact on our income tax provision for 2007.

The 2007 state consolidated deferred tax liability was increased in 2008 by $19 million to $243 million to reflect changes in federal income tax temporary differences primarily due to an approved IRS change in accounting method for our utilities for tax year 2007. The related one-time deferred tax asset for the tax deduction created for businesses that realize an increase in their deferred tax liability due to enactment of the MBT was also increased by $19 million to $243 million. The deferred tax liabilities of our regulatory utilities were increased by $24 million to $388 million and the corresponding regulatory assets and liabilities were also increased by $24 million to $388 million in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, as the impacts of the deferred tax liabilities and assets recognized upon enactment and amendment of the MBT will be reflected in our rates.

In 2008, the state consolidated deferred tax liability increased by $25 million to $268 million as of December 31, 2008 with $20 million of the increase charged to state deferred tax expense and $5 million charged to the related regulatory assets at the utilities. The regulatory asset at the utilities increased to $394 million as of December 31, 2008.

NOTE 9 —	COMMON STOCK

Common Stock

The DTE Energy Board of Directors has authorized the repurchase of up to $1.55 billion of common stock through 2009. Through December 31, 2008, repurchases of approximately $725 million of common stock were made.

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

Dividends

Certain of the Company’s credit facilities contain a provision requiring the Company to maintain a ratio of consolidated debt to capitalization equal to or less than 0.65:1, which has the effect of limiting the amount of dividends the Company can pay in order to maintain compliance with this provision. The effect of this provision as of December 31, 2008 was to restrict approximately $555 million as payments for dividends of total retained earnings of approximately $3 billion. There are no other effective limitations with respect to the Company’s ability to pay dividends.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

	2008	2007	2006
	(In millions, except per share amounts)

Basic Earnings per Share
Income from continuing operations	$526	$787	$389

Average number of common shares outstanding	162	169	177

Income per share of common stock based on weighted average number of shares outstanding	$3.24	$4.64	$2.19

Diluted Earnings per Share
Income from continuing operations	$526	$787	$389

Average number of common shares outstanding	162	169	177
Incremental shares from stock-based awards	1	1	1

Average number of dilutive shares outstanding	163	170	178

Income per share of common stock assuming issuance of incremental shares	$3.23	$4.62	$2.18

Options to purchase approximately 5 million shares, 2,100 shares, and 100,000 shares of common stock in 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 11 —	LONG-TERM DEBT

Long-Term Debt

The Company’s long-term debt outstanding and weighted average interest rates(1) of debt outstanding at December 31 were:

	2008	2007
	(In millions)

Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured
6.7% due 2009 to 2033	$1,497	$1,496
Detroit Edison Taxable Debt, Principally Secured
5.9% due 2010 to 2038	2,841	2,305
Detroit Edison Tax-Exempt Revenue Bonds(2)
5.2% due 2011 to 2036	1,263	1,213
MichCon Taxable Debt, Principally Secured
6.1% due 2012 to 2033	889	715
Other Long-Term Debt, Including Non-Recourse Debt	188	196

	6,678	5,925
Less debt associated with assets held for sale	—	(22)
Less amount due within one year	(220)	(327)

	$6,458	$5,576

Securitization bonds
6.4% due 2009 to 2015	$1,064	$1,185
Less amount due within one year	(132)	(120)

	$932	$1,065

Trust preferred — linked securities
7.8% due 2032	$186	$186
7.5% due 2044	103	103

	$289	$289

(1)	Weighted average interest rates as of December 31, 2008 are shown below the description of each category of debt.

(2)	Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Debt Issuances

In 2008, the Company has issued or remarketed the following long-term debt:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
(In millions)

MichCon	April	Senior Notes(1)	5.26%	2013	$60
MichCon	April	Senior Notes(1)	6.04%	2018	100
MichCon	April	Senior Notes(1)	6.44%	2023	25
Detroit Edison	April	Tax-Exempt Revenue Bonds(2)	Variable	2036	69
Detroit Edison	May	Tax-Exempt Revenue Bonds(2)	Variable	2029	118
Detroit Edison	May	Tax-Exempt Revenue Bonds(3)	5.30%	2030	51
MichCon	June	Senior Notes(4)	6.78%	2028	75
Detroit Edison	June	Senior Notes(1)	5.60%	2018	300
Detroit Edison	July	Tax-Exempt Revenue Bonds(5)	Variable	2020	32
MichCon	August	Senior Notes(6)	5.94%	2015	140
MichCon	August	Senior Notes(6)	6.36%	2020	50
Detroit Edison	October	Senior Notes(1)	6.40%	2013	250
Detroit Edison	December	Tax-Exempt Revenue Bonds(7)	6.75%	2038	50

					$1,320

(1)	Proceeds were used to pay down short-term debt and for general corporate purposes.

(2)	Proceeds were used to refinance auction rate Tax-Exempt Revenue Bonds.

(3)	These Tax-Exempt Revenue Bonds were converted from an auction rate mode and remarketed in a fixed rate mode to maturity.

(4)	Proceeds were used to repay the 6.45% Remarketable Securities due 2038 subject to mandatory or optional tender on June 30, 2008.

(5)	Proceeds were used to refinance Tax-Exempt Revenue Bonds that matured July 2008.

(6)	Proceeds were used to repay a portion of the $200 million MichCon 6.125% Senior Notes due September 2008.

(7)	Proceeds to be used to finance the construction, acquisition, improvement and installation of certain solid waste disposal facilities at Detroit Edison’s Monroe Power Plant.

Debt Retirements and Redemptions

In 2008, the following debt has been retired, through optional redemption or payment at maturity:

Company	Month Retired	Type	Interest Rate	Maturity	Amount
(In millions)

Detroit Edison	April	Tax-Exempt Revenue Bonds(1)	Variable	2036	$69
Detroit Edison	May	Tax-Exempt Revenue Bonds(1)	Variable	2029	118
MichCon	June	Remarketable Securities(2)	6.45%	2038	75
Detroit Edison	July	Tax-Exempt Revenue Bonds(3)	7.00%	2008	32
MichCon	September	Senior Notes(4)	6.125%	2008	200

					$494

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

(1)	These Tax-Exempt Revenue Bonds were converted from auction rate mode and subsequently redeemed with proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.

(2)	These Remarketable Securities were optionally redeemed by MichCon with proceeds from the issuance of new MichCon Senior Notes.

(3)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.

(4)	These Senior Notes were redeemed with the proceeds from the issuance of new MichCon Senior Notes and short-term debt.

The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2014 and
	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)

Amount to mature	$352	$670	$914	$452	$560	$5,092	$8,040

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

As of December 31, 2008, the amount of authorized and unissued stock is as follows:

Company	Type of Stock	Par Value	Shares Authorized

DTE Energy	Preferred	None	5,000,000
Detroit Edison	Preferred	$100	6,747,484
Detroit Edison	Preference	$1	30,000,000
MichCon	Preferred	$1	7,000,000
MichCon	Preference	$1	4,000,000

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 13 —	SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Energy and its wholly-owned subsidiaries, Detroit Edison and MichCon, have entered into revolving credit facilities with similar terms. The five-year credit facilities are with a syndicate of banks and may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, at December 31, 2008, Detroit Edison and MichCon had short-term unsecured bank loans of $75 million and $50 million, respectively. Also in 2008, DTE Energy entered into two supplemental $30 million facilities to support the issuance of letters of credit. The above agreements require the Company to maintain a debt to total capitalization ratio of no more than 0.65 to 1. DTE Energy, Detroit Edison and MichCon are in compliance with this financial covenant. In December 2008, MichCon issued a $20 million secured short-term note, due in September 2009. The availability under these combined facilities is shown in the following table:

	DTE Energy	Detroit Edison	MichCon	Total
	(In millions)

Five-year unsecured revolving facility, expiring October 2010	$675	$69	$181	$925
Five-year unsecured revolving facility, expiring October 2009	525	206	244	975
Unsecured bank loan facility, expiring July 2009	—	75	—	75
Unsecured bank loan facility, expiring June 2009	—	—	50	50
Secured floating rate note, maturing September 2009	—	—	20	20
One-year unsecured letter of credit facility, expiring November 2009	30	—	—	30
One-year unsecured letter of credit facility, expiring December 2009	30	—	—	30

Total credit facilities at December 31, 2008	1,260	350	495	2,105

Amounts outstanding at December 31, 2008:
Commercial paper issuances	(77)	—	(272)	(349)
Borrowings	(100)	(75)	(220)	(395)
Letters of credit	(275)	—	—	(275)

	(452)	(75)	(492)	(1,019)

Net availability at December 31, 2008	$808	$275	$3	$1,086

We have other outstanding letters of credit which are not included in the above described facilities totaling approximately $16 million which are used for various corporate purposes.

The weighted average interest rate for short-term borrowings was 3.9% and 5.4% at December 31, 2008 and 2007, respectively.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $50 million with its clearing agent. The amount outstanding under this agreement was $26 million and $13 million at December 31, 2008 and 2007, respectively.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Detroit Edison terminated a $200 million short-term financing agreement secured by customer accounts receivable in 2008.

NOTE 14 —	CAPITAL AND OPERATING LEASES

Lessee — The Company leases various assets under capital and operating leases, including coal cars, office buildings, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2031. Future minimum lease payments under non-cancelable leases at December 31, 2008 were:

	Capital	Operating
	Leases	Leases
	(In millions)

2009	$15	$36
2010	14	30
2011	12	27
2012	9	25
2013	9	21
Thereafter	32	99

Total minimum lease payments	91	$238

Less imputed interest	19

Present value of net minimum lease payments	72
Less current portion	10

Non-current portion	$62

Rental expense for operating leases was $49 million in 2008, $60 million in 2007, and $72 million in 2006.

Lessor — MichCon leases a portion of its pipeline system to the Vector Pipeline Partnership through a capital lease contract that expires in 2020, with renewal options extending for five years. The components of the net investment in the capital lease at December 31, 2008, were as follows:

(In millions)

2009	$9
2010	9
2011	9
2012	9
2013	9
Thereafter	62

Total minimum future lease receipts	107
Residual value of leased pipeline	40
Less unearned income	(70)

Net investment in capital lease	77
Less current portion	2

$75

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 15 —	FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements. The Company has elected the option to defer the effective date of SFAS No. 157 as it pertains to non-financial assets and liabilities to January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the year ended December 31, 2008. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2008:

					Net Balance at
				Netting	December 31,
	Level 1	Level 2	Level 3	Adjustments(2)	2008
	(In millions)

Assets:
Cash equivalents	$36	$—	$—	$—	$36
Nuclear decommissioning trusts and Other investments(1)	492	$310	$1	$—	$803
Derivative assets	2,051	1,118	677	(3,390)	456

Total	$2,579	$1,428	$678	$(3,390)	$1,295

Liabilities:
Derivative liabilities	(2,026)	(1,118)	(861)	3,376	(629)

Total	$(2,026)	$(1,118)	$(861)	$3,376	$(629)

Net assets (liabilities) at December 31, 2008	$553	$310	$(183)	$(14)	$666

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

The following table presents the fair value reconciliation of Level 3 derivative assets and liabilities and purchase of Other investments of $1 million measured at fair value on a recurring basis for the year ended December 31, 2008:

(In millions)

Liability balance as of January 1, 2008(1)	$(366)
Changes in fair value recorded in income	(10)
Changes in fair value recorded in regulatory liabilities	2
Changes in fair value recorded in other comprehensive income	6
Purchases, issuances and settlements	195
Transfers in/out of Level 3	(10)

Liability balance as of December 31, 2008	$(183)

The amount of total gains included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2008	$129

(1)	Balance as of January 1, 2008 includes a cumulative effect adjustment which represents an increase to beginning retained earnings related to Level 3 derivatives upon adoption of SFAS No. 157.

Net losses of $10 million related to Level 3 derivative assets and liabilities are reported in Operating Revenues for the year ended December 31, 2008 consistent with the Company’s accounting policy. Net gains of $154 million related to Level 1 and Level 2 derivative assets and liabilities, and the impact of netting, are also reported in Operating Revenues for the year ended December 31, 2008. Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period.

SFAS No. 157 provides for limited retrospective application, the net of which is recorded as an adjustment to beginning retained earnings in the period of adoption. As a result, the Company recorded a cumulative effect adjustment of $4 million, net of taxes, as an increase to beginning retained earnings as of January 1, 2008.

Cash Equivalents

Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of investments in money market funds. The fair values of the shares of these funds are based on observable market prices and, therefore, have been categorized as Level 1 in the fair value hierarchy.

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trusts and other fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices on actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. Derivative instruments are principally used in the Company’s Energy Trading segment.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt securities. The carrying value of certain other financial instruments, such as notes payable, customer deposits and notes receivable approximate fair value and are not shown as carrying value approximates fair value. As of December 31, 2008, the Company had approximately $747 million of tax exempt securities and $120 million of taxable securities insured by insurers. Overall credit market conditions have resulted in credit rating

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

downgrades and may result in future credit rating downgrades for these insurers. The Company does not expect the impact on interest rates or fair value to be material.

	2008		2007
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$7.7 billion	$8.0 billion	$7.6 billion	$7.4 billion

NOTE 16 —	FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

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

The Company’s primary market risk exposure is associated with commodity prices, credit, interest rates and foreign currency. The Company has risk management policies to monitor and decrease market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment and the coal marketing activities of its Power and Industrial Projects segment. The fair value of all derivatives is included in Derivative assets or liabilities on the Consolidated Statements of Financial Position.

Commodity Price Risk and Foreign Currency Risk

Utility Operations

Detroit Edison — Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Contracts that are derivatives and meet the normal purchases and sales exemption are accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when realized. This results in the deferral of unrealized gains and losses or regulatory assets or liabilities, until realized.

MichCon — MichCon purchases, stores, transmits and distributes natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2012. These gas-supply contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward storage and transportation capacity contracts. Forward firm transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.

Non-Utility Operations

Power and Industrial Projects — These business segments manage and operate on-site energy and steel related projects, coke batteries, landfill gas recovery and power generation assets. These businesses utilize fixed-priced contracts in the marketing and management of their assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method. The business unit also engages in coal

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

marketing which includes the marketing and trading of physical coal and coal financial instruments, and forward contracts for the purchase and sale of emissions allowances. Certain of the physical coal contracts meet the normal purchase and sales exemption and are accounted for using the accrual method. Financial and other physical coal contracts are derivatives and are accounted for by recording changes in fair value to earnings.

Unconventional Gas Production — The Unconventional Gas Production business is engaged in unconventional gas project development and production. The Company uses derivative contracts to manage changes in the price of natural gas. These derivatives are designated as cash flow hedges. Amounts recorded in other comprehensive income/ (loss) will be reclassified to earnings, as the related production affects earnings through 2010. In 2008 and 2007, $0.5 million of after-tax gains and $222 million of after-tax losses, respectively, were reclassified to earnings. The 2007 amounts principally related to the sale of the Antrim business. See Note 3 for further discussion of the discontinuance of a portion of cash flow hedge accounting upon sale of the Antrim business. In 2009, management estimates reclassifying an after-tax gain of approximately $3 million to earnings.

Energy Trading — Commodity Price Risk — Energy Trading markets and trades wholesale electricity and natural gas physical products and energy financial instruments, and provides risk management services utilizing energy commodity derivative instruments. Forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings, unless certain hedge accounting criteria are met.

Energy Trading — Foreign Currency Risk — Energy Trading has foreign currency forward contracts to economically hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. The Company entered into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. Certain of these contracts were previously designated as cash flow hedges. Amounts were recorded to Other comprehensive income and reclassified to Operating revenues or Fuel, purchased power and gas expense when the related hedged item impacted earnings.

In 2008 and 2007, $1 million and $7 million, respectively, of after-tax losses were reclassified to earnings. The foreign currency hedge has been fully realized as of December 31, 2008 and therefore, no further earnings impact is expected.

Gas Midstream — These business units are primarily engaged in services related to the transportation, processing and storage of natural gas. These businesses utilize fixed-priced contracts in their marketing and management of their businesses. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.

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

The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its December 31, 2008 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to result in material effects on the Company’s financial statements.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Interest Rate Risk

The Company uses interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, the Company entered into a series of interest rate derivatives to limit its sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. The Company subsequently issued long-term debt and terminated these hedges at a cost that is included in other comprehensive loss. Amounts recorded in other comprehensive loss will be reclassified to Interest expense as the related interest affects earnings through 2033. In 2009, the Company estimates reclassifying $4 million of losses to earnings.

NOTE 17 —	COMMITMENTS AND CONTINGENCIES

Environmental

Electric Utility

Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.4 billion through 2008. The Company estimates Detroit Edison future undiscounted capital expenditures at up to $100 million in 2009 and up to $2.8 billion of additional capital expenditures through 2018 based on current regulations.

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of the studies to be conducted over the next several years, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule. A decision is expected in the first quarter of 2009. Concurrently, the EPA continues to develop a revised rule, which is expected to be published in early 2009.

Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2008 and 2007, the Company had $12 million and $15 million, respectively, accrued for remediation.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. During 2008, the Company spent approximately $2 million investigating and remediating these former MGP sites. As of December 31, 2008 and 2007, the Company had $38 million and $40 million, respectively, accrued for remediation.

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

Non-Utility

The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Company is in the process of installing new environmental equipment at our coke battery facility in Michigan. The Company expects the projects to be completed by the first half of 2009. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a notice of violation regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Company is in the process of settling historical air violations at its coke battery facility located in Pennsylvania. At this time, we cannot predict the impact of this settlement. The Company is investigating wastewater treatment technologies for the coke battery facility located in Pennsylvania. This investigation may result in capital expenditures to meet regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

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

Millennium Pipeline Project Guarantee

The Company owns a 26% equity interest in the Millennium Pipeline Project (Millennium). Millennium is accounted for under the equity method. Millennium began commercial operations in December 2008.

On August 29, 2007, Millennium entered into a borrowing facility to finance the construction costs of the project. The total facility amounts to $800 million and is guaranteed by the project partners, based upon their respective ownership percentages. The facility expires on August 29, 2010 and was fully drawn as of December 31, 2008. Proceeds of the facility are being used to fund project costs and expenses relating to the development, construction and commercial start up and testing of the pipeline project and for general corporate purposes. In addition, the facility has been utilized to reimburse the project partners for costs and expenses incurred in connection with the project for the period subsequent to June 1, 2004 through immediately prior to the closing of the facility. The Company received approximately $23.5 million in September 2007 as reimbursement for costs and expenses incurred by it during the above-mentioned period. The Company accounted for this reimbursement as a return of capital.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The Company has agreed to guarantee 26% of the borrowing facility and in the event of default by Millennium the maximum potential amount of future payments under this guarantee is approximately $210 million. The guarantee includes DTE Energy’s revolving credit facility’s covenant and default provisions by reference. Related to this facility, the Company has also agreed to guarantee 26% of Millennium’s forward-starting interest rate swaps with a notional amount of $420 million. The Company’s exposure on the forward-starting interest rate swaps varies with changes in Treasury rates and credit swap spreads and was approximately $27 million at December 31, 2008. Because we are unable to forecast changes in Treasury rates and credit swap spreads, we are unable to estimate our maximum exposure under our share of Millennium’s forward-starting interest rate swaps. An incremental .25% decrease in the forward interest rate swap rates will increase our exposure by approximately $4 million. There are no recourse provisions or collateral that would enable us to recover any amounts paid under the guarantees, other than our share of project assets.

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

The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2008, the value of the transactions for which the Company would have been exposed to collateral requests had the Company’s credit rating been below investment grade on such date was approximately $430 million. In circumstances where an entity is downgraded below investment grade and collateral requrests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

Other Guarantees

The Company’s other guarantees are not individually material with maximum potential payments totaling $10 million at December 31, 2008.

The Company is often required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2008, the Company had approximately $11 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for our union employees. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.

Purchase Commitments

Detroit Edison has an Energy Purchase Agreement to purchase electricity from the Greater Detroit Resource Recovery Authority (GDRRA). Under the Agreement, Detroit Edison purchased steam through 2008.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The term of the Energy Purchase Agreement for the purchase of electricity runs through June 2024. We purchased approximately $42 million of steam and electricity in each of 2008, 2007 and 2006. We estimate electric purchase commitments from 2009 through 2024 will not exceed $300 million in the aggregate.

In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed bank loans of $13 million that Thermal Ventures II, LP used for capital improvements to the steam heating system. At December 31, 2008 and 2007, the Company had reserves of $13 million related to the bank loan guarantee.

As of December 31, 2008, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5.9 billion from 2009 through 2051. The Company also estimates that 2009 capital expenditures will be approximately $1.1 billion. The Company has made certain commitments in connection with expected capital expenditures.

Bankruptcies

The Company purchases and sells electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail and other industries. Certain of the Company’s customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and it records provisions for amounts considered at risk of probable loss. Management believes the Company’s previously accrued amounts are adequate for probable losses. The final resolution of these matters may have a material effect on the Company’s consolidated financial statements.

Our utilities and certain non-utility businesses provide services to the domestic automotive industry, including GM, Ford and Chrysler and many of their vendors and suppliers. GM and Chrysler have recently received loans from the U.S. Government to provide them with the working capital necessary to continue to operate in the short term. In February 2009, GM and Chrysler submitted viability plans to the U.S. Government indicating that additional loans were necessary to continue operations in the short term. Further plant closures, bankruptcies or a federal government mandated restructuring program could have a significant impact on our results, particularly in our Electric Utility and Power and Industrial Projects segments. As the circumstances surrounding the viability of these entities are dynamic and uncertain, we continue to monitor developments as they occur.

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

See Note 5 for a discussion of contingencies related to Regulatory Matters.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 18 —	RETIREMENT BENEFITS AND TRUSTEED ASSETS

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

The requirement to recognize the funded status of a postretirement benefit plan and the related disclosure requirements is effective for fiscal years ending after December 15, 2006. The Company adopted this requirement as of December 31, 2006. In 2008, as required by SFAS 158, we changed the measurement date of our pension and postretirement benefit plans from November 30 to December 31. As a result, we recognized adjustments of $17 million ($9 million after-tax) and $4 million to retained earnings and regulatory liabilities, respectively, which represents approximately one month of pension and other postretirement benefit costs for the period from December 1, 2007 to December 31, 2008. Retrospective application of the changes required by SFAS No. 158 is prohibited; therefore certain disclosures below are not comparable.

Detroit Edison and MichCon received approval from the MPSC to record the impact of the adoption of the SFAS 158 provisions related to funded status as a regulatory asset or liability since the traditional rate setting process allows for the recovery of pension and other postretirement plan costs.

Measurement Date

All amounts and balances reported in the following tables as of December 31, 2008 and December 31, 2007 are based on measurement dates of December 31, 2008 and November 30, 2007, respectively.

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

The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. In December 2008, the Company contributed $100 million to the pension plans. Also, the Company contributed $50 million to the pension plans in January 2009. The Company anticipates making up to a $250 million contribution to its pension plans in 2009.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Net pension cost includes the following components:

	Pension Plans
	2008	2007	2006
	(In millions)

Service cost	$55	$62	$64
Interest cost	190	178	176
Expected return on plan assets	(259)	(237)	(222)
Amortization of:
Net actuarial loss	32	59	59
Prior service cost	6	6	8
Special termination benefits	—	8	49

Net pension cost	$24	$76	$134

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	Pension Plans
	2008	2007
	(In millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss (gain)	$1,061	$(255)
Amortization of net actuarial gain	(32)	(59)
Prior service cost	13	1
Amortization of prior service cost	(6)	(6)

Total recognized in other comprehensive income and regulatory assets	$1,036	$(319)

Total recognized in net periodic pension cost, Other comprehensive income and regulatory assets	$1,060	$(243)
Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$52	$34
Prior service cost	5	6

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Consolidated Statement of Financial Position at December 31:

	Pension Plans
	2008	2007
	(In millions)

Accumulated benefit obligation, end of year	$2,828	$2,836

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,050	$3,246
December 2007 benefit payments	(19)	—
Service cost	55	62
Interest cost	191	178
Actuarial (gain) loss	(79)	(212)
Benefits paid	(201)	(233)
Measurement date change	22	—
Special termination benefits	—	8
Plan amendments	13	1

Projected benefit obligation, end of year	$3,032	$3,050

Change in plan assets
Plan assets at fair value, beginning of year	$2,980	$2,744
December 2007 contributions	150	—
December 2007 payments	(18)	—
Actual return on plan assets	(884)	280
Company contributions	106	189
Measurement date change	22	—
Benefits paid	(201)	(233)

Plan assets at fair value, end of year	$2,155	$2,980

Funded status of the plans	$(877)	$(70)
December contribution	—	151

Funded status, end of year	$(877)	$81

Amount recorded as:
Noncurrent assets	$—	$152
Current liabilities	(6)	(4)
Noncurrent liabilities	(871)	(67)

	$(877)	$81

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	Pension Plans
	2008	2007
	(In millions)

Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$204	$180
Prior service (credit)	(6)	(8)

	$198	$172

Amounts recognized in regulatory assets
Net actuarial loss	$1,482	$477
Prior service cost	23	18

	$1,505	$495

The aggregate accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of December 31, 2008 for plans with benefit obligations in excess of plan assets was $2.8 billion, $3 billion and $2.2 billion, respectively.

The aggregate accumulated benefit obligation and projected benefit obligation of plan assets as of December 31, 2007 for plans with benefit obligations in excess of plan assets was $69 million and $72 million, respectively. There was no fair value related to plans with benefit obligations in excess of plan assets as of December 31, 2007.

The aggregate accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of December 31, 2007 for plans with plan assets in excess of benefit obligations was $2.8 billion, $3 billion and $3 billion, respectively.

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2008	2007	2006

Projected benefit obligation
Discount rate	6.9%	6.5%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%
Net pension costs
Discount rate	6.5%	5.7%	5.9%
Rate of compensation increase	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

At December 31, 2008, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)

2009	$199
2010	202
2011	206
2012	213
2013	217
2014 - 2018	1,186

Total	$2,223

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness.

The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Other assets such as private equity and hedge funds are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The Company’s plans’ weighted-average asset allocations by asset category at December 31 were as follows:

	2008	2007

U.S. Equity securities	31%	48%
Non U.S. Equity securities	16	18
Debt securities	24	19
Hedge Funds and Similar Investments	22	12
Private Equity and Other	7	3

	100%	100%

The Company’s plans’ weighted-average asset target allocations by asset category at December 31, 2008 were as follows:

U.S. Equity securities	35%
Non U.S. Equity securities	20
Debt securities	20
Hedge Funds and Similar Investments	20
Private Equity and Other	5

100%

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $33 million in 2008 and $29 million in each of the years 2007 and 2006.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Other Postretirement Benefits

The Company provides certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) trusts exist for represented and non-represented employees. In December 2008, the Company made cash contributions of $116 million to its postretirement benefit plans. In January 2009, the Company made cash contributions of $40 million to its postretirement benefit plans. At the discretion of management, the Company may make up to an additional $130 million contribution to its VEBA trusts in 2009.

Net postretirement cost includes the following components:

	2008	2007	2006
	(In millions)

Service cost	$62	$62	$59
Interest cost	121	118	115
Expected return on plan assets	(75)	(67)	(61)
Amortization of
Net loss	38	69	72
Prior service (credit)	(6)	(3)	(3)
Net transition obligation	2	7	7
Special termination benefits	—	2	8

Net postretirement cost	$142	$188	$197

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	2008	2007
	(In millions)

Other changes in plan assets and APBO recognized in other comprehensive income and regulatory assets
Net actuarial loss (gain)	$334	$(299)
Amortization of net actuarial (gain)	(39)	(69)
Prior service (credit)	(1)	(55)
Amortization of prior service credit	6	2
Amortization of transition (asset)	(2)	(6)

Total recognized in other comprehensive income and regulatory assets	$298	$(427)

Total recognized in net periodic pension cost, other comprehensive income and regulatory assets	$440	$(239)

	(In millions)

Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$69	$38
Prior service (credit)	$(6)	$(6)
Net transition obligation	$2	$2

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statement of Financial Position at December 31:

	2008	2007
	(In millions)

Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,922	$2,184
December 2007 cash flow	(6)	—
Service cost	62	62
Interest cost	121	118
Actuarial (gain) loss	10	(297)
Plan amendments	(1)	(55)
Medicare Part D subsidy	7	7
Special termination benefits	—	2
Measurement date change	15	—
Benefits paid	(98)	(99)

Accumulated postretirement benefit obligation, end of year	$2,032	$1,922

Change in plan assets
Plan assets at fair value, beginning of year	$835	$794
December 2007 VEBA cash flow	(13)	—
Actual return on plan assets	(251)	69
Measurement date change	6	—
Company contributions	116	56
Benefits paid	(95)	(84)

Plan assets at fair value, end of year	$598	$835

Funded status of the plans, as of November 30	$—	$(1,087)
December adjustment	—	(7)

Funded status, as of December 31	$(1,434)	$(1,094)

Noncurrent liabilities	$(1,434)	$(1,094)
Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$68	$75
Prior service (credit)	(36)	(48)
Net transition (asset)	(15)	(18)

	$17	$9

Amounts recognized in regulatory assets
Net actuarial loss	$760	$458
Prior service cost	3	9
Net transition obligation	24	29

	$787	$496

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2008	2007	2006

Projected benefit obligation
Discount rate	6.90%	6.50%	5.70%
Net benefit costs
Discount rate	6.50%	5.70%	5.90%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	8.00%	9.00%
Health care trend rate post-65	6.00%	7.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2011	2011	2011

A one-percentage-point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $29 million and increased the accumulated benefit obligation by $241 million at December 31, 2008. A one-percentage-point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $26 million and would have decreased the accumulated benefit obligation by $238 million at December 31, 2008.

At December 31, 2008, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)

2009	$127
2010	133
2011	138
2012	140
2013	144
2014 - 2018	769

Total	$1,451

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $14 million in 2008, $16 million in 2007, and $17 million in 2006.

At December 31, 2008, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(In millions)

2009	$5
2010	4
2011	6
2012	7
2013	7
2014 - 2018	35

Total	$64

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The process used in determining the long-term rate of return for assets and the investment approach for the Company’s other postretirement benefits plans is similar to those previously described for its pension plans.

The Company’s plans’ weighted-average asset allocations by asset category at December 31 were as follows:

	2008	2007

U.S. Equity securities	39%	50%
Non U.S. Equity securities	17	18
Debt securities	26	20
Hedge Funds and Similar Investments	13	11
Private Equity and Other	5	1

	100%	100%

The Company’s plans’ weighted-average asset target allocations by asset category at December 31, 2008 were as follows:

U.S. Equity securities	27%
Non U.S. Equity securities	24
Debt securities	16
Hedge Funds and Similar Investments	28
Private Equity and Other	5

100%

Grantor Trust

MichCon maintains a Grantor Trust to fund other postretirement benefit obligations that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and MichCon can revoke the trust subject to providing the MPSC with prior notification. The Company accounts for its investment at fair value with unrealized gains and losses recorded to earnings.

NOTE 19 —	STOCK-BASED COMPENSATION

The Company’s stock incentive program permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares and performance units to employees and members of its Board of Directors. Key provisions of the stock incentive program are:

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based compensation for the reporting periods is as follows:

	2008	2007	2006
	(In millions)

Stock-based compensation expense	$38	$28	$24
Tax benefit of compensation expense	$13	$10	$8

The cumulative effect of the adoption of SFAS No. 123(R) in 2006 was an increase in net income of $1 million as a result of estimating forfeitures for previously granted stock awards and performance shares. The Company generally purchases shares on the open market for options that are exercised or it may settle in cash other stock-based compensation.

Options

Options are exercisable according to the terms of the individual stock option award agreements and expire 10 years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.

Stock option activity was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(In millions)

Options outstanding at January 1, 2008	4,394,809	$42.37
Granted	811,300	$41.77
Exercised	(104,261)	$32.13
Forfeited or expired	(88,149)	$44.02

Options outstanding at December 31, 2008	5,013,699	$42.45	$—

Options exercisable at December 31, 2008	3,766,477	$42.17	$—

As of December 31, 2008, the weighted average remaining contractual life for the exercisable shares is 4.46 years. As of December 31, 2008, 1,247,222 options were non-vested. During 2008, 610,440 options vested.

The weighted average grant date fair value of options granted during 2008, 2007, and 2006 was $4.76, $6.46, and $6.12, respectively. The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $1 million, $16 million, and $6 million, respectively. Total option expense recognized during 2008, 2007 and 2006 was $3 million, $4 million and $6 million, respectively.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
		Weighted	Average
Range of	Number of	Average	Remaining
Exercise Prices	Options	Exercise Price	Contractual Life (Years)

$27.00-$38.00	108,117	$31.75	1.07
$38.01-$42.00	2,759,759	$40.97	5.35
$42.01-$45.00	1,398,488	$43.91	5.98
$45.01-$50.00	747,335	$46.76	5.69

	5,013,699	$42.45	5.49

The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	December 31	December 31	December 31
	2008	2007	2006

Risk-free interest rate	3.05%	4.71%	4.58%
Dividend yield	5.20%	4.38%	4.75%
Expected volatility	20.45%	17.99%	19.79%
Expected life	6 years	6 years	6 years

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

Stock Awards

Stock awards granted under the plan are restricted for varying periods, generally for three years. Participants have all rights of a shareholder with respect to a stock award, including the right to receive dividends and vote the shares. Prior to vesting in stock awards, the participant: (i) may not sell, transfer, pledge, exchange or otherwise dispose of shares; (ii) shall not retain custody of the share certificates; and (iii) will deliver to the Company a stock power with respect to each stock award.

The stock awards are recorded at cost that approximates fair value on the date of grant. The cost is amortized to compensation expense over the vesting period.

Stock award activity for the periods ended December 31 was:

	2008	2007	2006

Fair value of awards vested (in Millions)	$18	$10	$5
Restricted common shares awarded	389,055	620,125	282,555
Weighted average market price of shares awarded	$41.96	$49.48	$43.64
Compensation cost charged against income (in Millions)	$20	$16	$10

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s stock awards activity for the period ended December 31, 2008:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Balance at January 1, 2008	984,310	$47.36
Grants	389,055	$41.96
Forfeitures	(67,165)	$45.45
Vested	(374,478)	$46.90

Balance at December 31, 2008	931,722	$45.31

Performance Share Awards

Performance shares awarded under the plan are for a specified number of shares of common stock that entitle the holder to receive a cash payment, shares of common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. The Company accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is at based on the closing price at the settlement date.

The Company recorded compensation expense as follows:

	2008	2007	2006
	(In millions)

Compensation expense	$15	$7	$8
Cash settlements(1)	$3	$5	$4

(1)	Approximates the intrinsic value of the liability.

During the vesting period, the recipient of a performance share award has no shareholder rights. However, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance share awards are nontransferable and are subject to risk of forfeiture.

The following table summarizes the Company’s performance share activity for the period ended December 31, 2008:

Performance Shares

Balance at January 1, 2008	1,174,153
Grants	534,965
Forfeitures	(74,970)
Payouts	(312,647)

Balance at December 31, 2008	1,321,501

Unrecognized Compensation Costs

As of December 31, 2008, there was $33 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.33 years.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	Unrecognized
	Compensation	Weighted Average
	Cost	to be Recognized
	(In millions)	(In Years)

Stock awards	$16	1.10
Performance shares	15	1.53
Options	2	1.62

	$33	1.33

The tax benefit realized for tax deductions related to the Company’s stock incentive plan totaled $13 million for the period ended December 31, 2008. Approximately $1.6 million, $1.4 million, and $1.6 million of compensation cost was capitalized as part of fixed assets during 2008, 2007, and 2006, respectively.

NOTE 20 —	SEGMENT AND RELATED INFORMATION

Beginning in the second quarter of 2008, the Company realigned its Coal Transportation and Marketing business from the Coal and Gas Midstream segment (now the Gas Midstream segment) to the Power and Industrial Projects segment, due to changes in how financial information is evaluated and resources are allocated to segments by senior management. The Company’s segment information reflects this change for all periods presented. The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:

Electric Utility

•	The Company’s Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.2 million residential, commercial and industrial customers in southeastern Michigan.

Gas Utility

•	The Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan. MichCon also has subsidiaries involved in the gathering, processing and transmission of natural gas in northern Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Non-Utility Operations

•	Gas Midstream consists of gas pipelines and storage businesses;

•	Unconventional Gas Production is engaged in unconventional gas project development and production;

•	Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers, biomass energy projects and coal transportation and marketing; and

•	Energy Trading primarily consists of energy marketing and trading operations.

Corporate & Other, includes various holding company activities, holds certain non-utility debt and energy-related investments.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	2008	2007	2006
	(In millions)

Electric Utility	$16	$36	$59
Gas Utility	7	5	16
Gas Midstream	10	17	17
Unconventional Gas Production	—	64	134
Power and Industrial Projects	80	197	169
Energy Trading	145	7	75
Corporate & Other	(80)	(35)	7

	$178	$291	$477

Financial data of the business segments follows:

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures
	(In millions)

2008
Electric Utility	$4,874	$743	$(6)	$293	$186	$331	$15,798	$1,206	$944
Gas Utility	2,152	102	(8)	66	41	85	3,884	772	239
Non-utility Operations:
Gas Midstream	71	5	(1)	7	24	38	316	9	19
Unconventional Gas Production(1)	48	12	—	2	47	84	314	2	101
Power and Industrial Projects	987	34	(7)	20	11	40	1,126	31	65
Energy Trading	1,388	5	(5)	10	31	42	787	17	5

	2,494	56	(13)	39	113	204	2,543	59	190
Corporate & Other	(13)	—	(41)	154	(52)	(94)	2,365	—	—
Reconciliation and Eliminations	(178)	—	49	(49)	—	—	—	—	—

Total from Continuing Operations	$9,329	$901	$(19)	$503	$288	526	24,590	2,037	1,373

Discontinued Operations (Note 3)						20	—	—	—

Total						$546	$24,590	$2,037	$1,373

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures
	(In millions)

2007
Electric Utility	$4,900	$764	$(7)	$294	$149	$317	$14,854	$1,206	$809
Gas Utility	1,875	93	(10)	61	23	70	3,266	772	226
Non-utility Operations:
Gas Midstream	66	6	(2)	11	18	34	258	9	35
Unconventional Gas Production(1)	(228)	22	—	13	(117)	(217)	355	2	161
Power and Industrial Projects	1,244	41	(9)	28	7	49	753	31	66
Energy Trading	924	5	(5)	11	17	32	1,113	17	2

	2,006	74	(16)	63	(75)	(102)	2,479	59	264
Corporate & Other(1)	(15)	1	(51)	174	267	502	2,369	—	—
Reconciliation and Eliminations	(291)	—	59	(59)	—	—	—	—	—

Total from Continuing Operations	$8,475	$932	$(25)	$533	$364	787	22,968	2,037	1,299

Discontinued Operations (Note 3)						205	774	—	—
Reconciliation and Eliminations						(21)	—	—	—

Total from Discontinued Operations						184	774	—	—

Total						$971	$23,742	$2,037	$1,299

(1)	Net income of the Unconventional Gas production segment in 2008 reflects the gain recognized on the sale of Barnett shale properties. Operating revenues and net loss of the Unconventional Gas Production segment in 2007 reflect the recognition of losses on hedge contracts associated with the Antrim sale transaction. Net Income of the Corporate & Other segment in 2007 results principally from the gain recognized on the Antrim sale transaction. See Note 3.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

		Depreciation,
	Operating	Depletion &	Interest	Interest	Income	Net	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Income	Assets	Goodwill	Expenditures
	(In millions)

2006
Electric Utility	$4,737	$809	$(4)	$278	$161	$325	$14,540	$1,206	$972
Gas Utility	1,849	94	(9)	67	11	50	3,123	773	155
Non-utility Operations:
Gas Midstream	63	3	(2)	8	15	28	290	9	37
Unconventional Gas Production	99	27	—	13	5	9	611	8	186
Power and Industrial Projects	1,053	49	(9)	31	(43)	(58)	1,009	40	51
Energy Trading	828	6	(12)	15	49	96	1,114	17	2

	2,043	85	(23)	67	26	75	3,024	74	276

Corporate & Other	5	2	(52)	174	(52)	(61)	2,307	—	—
Reconciliation and Eliminations	(477)	—	62	(61)	—	—	—	—	—

Total from Continuing Operations	$8,157	$990	$(26)	$525	$146	389	22,994	2,053	1,403

Discontinued Operations (Note 3)						43	685	4	—
Cumulative Effect of Accounting Change						1	—	—	—

Total						$433	$23,679	$2,057	$1,403

NOTE 21 —	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter(2)	Year
	(In millions, except per share amounts)

2008
Operating Revenues	$2,570	$2,251	$2,338	$2,170	$9,329
Operating Income	$429	$157	$375	$302	$1,263
Net Income
From continuing operations	$200	$28	$169	$129	$526
Discontinued operations	12	—	8	—	20

Total	$212	$28	$177	$129	$546

Basic Earnings per Share
From continuing operations	$1.23	$.17	$1.04	$.80	$3.24
Discontinued operations	.08	—	.05	—	.13

Total	$1.31	$.17	$1.09	$.80	$3.37

Diluted Earnings per Share
From continuing operations	$1.23	$.17	$1.03	$.80	$3.23
Discontinued operations	.07	—	.05	—	.13

Total	$1.30	$.17	$1.08	$.80	$3.36

2007
Operating Revenues	$2,462	$1,676	$2,127	$2,210	$8,475
Operating Income	$269	$721	$286	$329	$1,605
Net Income (Loss)
From continuing operations	$96	$348	$152	$191	$787
Discontinued operations	38	37	45	64	184

Total	$134	$385	$197	$255	$971

Basic Earnings (Loss) per Share
From continuing operations	$.54	$2.00	$.93	$1.17	$4.64
Discontinued operations	.22	.21	.27	.40	1.09

Total	$.76	$2.21	$1.20	$1.57	$5.73

Diluted Earnings (Loss) per Share
From continuing operations	$.54	$1.99	$.92	$1.17	$4.62
Discontinued operations	.22	.21	.27	.39	1.08

Total	$.76	$2.20	$1.19	$1.56	$5.70

(1)	In the second quarter of 2007, the Company recorded a $900 million ($580 million after-tax) gain on the Antrim sale transaction and $323 million ($210 million after-tax) of losses on hedge contracts associated with the Antrim sale. See Note 3.

(2)	In the fourth quarter of 2007, the Company recorded adjustments that increased operating income by $20 million ($13 million after-tax) to correct prior amounts. These adjustments were primarily to record property, plant and equipment and deferred CTA costs at Detroit Edison for expenditures that had been expensed in earlier quarters of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Other than the information provided under Executive Officers of DTE Energy in Part I, information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2009 Annual Meeting of Common Shareholders to be held April 30, 2009. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this Report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2)	Financial statement schedules. See “Item 8 — Financial Statements and Supplementary Data.”
(3)	Exhibits.
(i) Exhibits filed herewith.
4-252	Ninth Supplemental Indenture, dated as of December 1, 2008 to Supplemental to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., Trustee, establishing the Floating Rate Senior Notes, 2008 Series M due 2009.
4-253	Forty-second Supplemental Indenture, dated as of December 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., Trustee establishing the 2008 Series M Collateral Bonds.
10-75	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005.
10-76	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005.
10-77	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005.

10-78	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005.
10-79	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees as Amended and Restated, effective as of January 1, 2005.
10-80	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2005.
12-41	Computation of Ratio of Earnings to Fixed Charges.
21-4	Subsidiaries of the Company.
23-21	Consent of Deloitte & Touche LLP.
31-45	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.
31-46	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.
99-48	Twentieth Amendment, dated as of April 30, 2008, to Master Trust.
(ii) Exhibits incorporated herein by reference.
3(a)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 (Exhibit 3-5 to Form 10-Q for the quarter ended September 30, 1997).
3(b)	Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company, dated September 23, 1997 (Exhibit 3-6 to Form 10-Q for the quarter ended September 30, 1997).
3(c)	Bylaws of DTE Energy Company, as amended through February 24, 2005 (Exhibit 3.1 to Form 8-K dated February 24, 2005).
4(a)	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)).
4(b)	Supplemental Indenture, dated as of May 30, 2001, between DTE Energy Company and Bank of New York, as trustee (Exhibit 4-226 to Form 10-Q for the quarter ended June 30, 2001). (7.05% Senior Notes due 2011).
4(c)	Supplemental Indenture, dated as of April 5, 2002 between DTE Energy Company and Bank of New York, as trustee (Exhibit 4-230 to Form 10-Q for the quarter ended March 31, 2002). (2002 Series A 6.65% Senior Notes due 2009).
4(d)	Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and Bank of New York, as trustee, creating 2003 Series A 6 3/8% Senior Notes due 2033 (Exhibit 4(o) to Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033).
4(e)	Supplemental Indenture, dated as of May 15, 2006, between DTE Energy Company and Bank of New York, as trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series B 6.35% Senior Notes due 2016).
4(f)	Amended and Restated Trust Agreement of DTE Energy Trust I, dated as of January 15, 2002 (Exhibit 4-229 to Form 10-K for the year ended December 31, 2001).
4(g)	Amended and Restated Trust Agreement of DTE Energy Trust II, dated as of June 1, 2004 (Exhibit 4(q) to Form 10-Q for the quarter ended June 30, 2004).
4(h)	Trust Agreement of DTE Energy Trust III (Exhibit 4-21 to Registration Statement on Form S-3 (File No. 333-99955).
4(i)	Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison’s Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison’s Registration Statement on Form A-2 (File No. 2-4609)). (amendment)
Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-8290)). (amendment)
Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-9226)). (amendment)
Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison’s Form 8-K dated September 11, 1957). (amendment)
Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison’s Registration Statement on Form S-9 (File No. 2-25664)). (amendment)
Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F)
Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)
Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series DP)
Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)
Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (amendment)
Supplemental Indenture, dated as of June 30, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-216 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (1993 Series AP)
Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)
Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)
Supplemental Indenture, dated as of March 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-222 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2001). (2001 Series AP)

Supplemental Indenture, dated as of May 1, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-226 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2001). (2001 Series BP)
Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)
Supplemental Indenture, dated as of September 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-228 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (2001 Series D and E)
Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)
Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)
Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Detroit Edison’s Form 10-K for the year ended December 31, 2002). (2002 Series C and D)
Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)
Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)
Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)
Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)
Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C)
Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)
Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison’s Form 8-K dated December 18, 2007). (2007 Series A)
Supplemental Indenture, dated as of April 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between the Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-251 to the Detroit Edison’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series DT)
Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)
Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)
Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)
Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-259 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)
Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-261 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT)
4(j)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison’s Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Ninth Supplemental Indenture, dated as of October 10, 2001, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-229 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (6.125% Senior Notes due 2010)
Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)
Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)
Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)
Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)
Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)
Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)
Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)
Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)
Twenty-second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)
Twenty-third Supplemental Indenture, dated as of April 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-252 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series DT Variable Rate Senior Notes due 2036)
Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-254 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)
Twenty-fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)
Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)
Twenty-seventh Supplemental Indenture, dated as of October 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-260 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)
Twenty-eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-262 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)
4(k)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000))
4(l)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000))

4(m)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)
Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)
Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to Form 10-Q for the quarter ended March 31, 2008). (5.26% Senior Notes, 2008 Series ‘A’ due 2013, 6.04% Senior Notes, 2008 Series ‘B’ due 2018 and 6.44% Senior Notes, 2008 Series ‘C’ due 2023)
Seventh Supplemental Indenture, dated as of June 1, 2008 to Supplement to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
Eighth Supplemental Indenture, dated as of August 1, 2008 to Supplemental to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to Form 10-Q for the quarter ended September 30, 2008). (5.94% Senior Notes, 2008 Series H due 2015 and 6.36% Senior Notes, 2008 Series I due 2020)
4(n)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370))
Thirty-second Supplemental Indenture dated as of January 5, 1993 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-1 to Michigan Consolidated Gas Company Form 10-K for the year ended December 31, 1992). (First Mortgage Bonds Designated Secured Term Notes, Series B)
Thirty-third Supplemental Indenture dated as of May 1, 1995 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 33-59093)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series B)
Thirty-fourth Supplemental Indenture dated as of November 1, 1996 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-16285)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series C)
Thirty-fifth Supplemental Indenture dated as of June 18, 1998 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Michigan Consolidated Gas Company Form 8-K dated June 18, 1998)
Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)

Thirty-eighth Supplemental Indenture dated as of October 1, 2004 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-5 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (2004 Series E collateral bonds)
Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to Form 10-Q for the quarter ended March 31, 2008). (2008 Series A, B and C Collateral Bonds)
Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series H and I Collateral Bonds)
10(a)	Form of Indemnification Agreement between DTE Energy Company and each of Anthony F. Earley, Jr., Gerard M. Anderson, Robert J. Buckler, David E. Meador, Gerardo Norcia, Bruce D. Peterson, and non-employee Directors. (Exhibit 10-1 to Form 8-K dated December 6, 2007).
10(b)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994 (Exhibit 10-53 to The Detroit Edison Company’s Form 10-Q for the quarter ended March 31, 1994).
10(c)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1993).
10(d)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).
10(e)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to Form 10-Q for the quarter ended June 30, 2002).
10(f)	Termination and Consulting Agreement, dated as of October 4, 1999, among DTE Energy Company, MCN Energy Group Inc., DTE Enterprises Inc. and A.R. Glancy, III (Exhibit 10-41 to Form 10-K for the year ended December 31, 2001).
10(g)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).
10(h)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for the quarter ended March 31, 2001).
10(i)	DTE Energy Company 2001 Stock Incentive Plan (Exhibit 10-43 to Form 10-Q for the quarter ended March 31, 2001).
10(j)	DTE Energy Company 2006 Long-Term Incentive Plan (Annex A to DTE Energy’s Definitive Proxy Statement dated March 24, 2006).
10(k)	First Amendment, dated February 8, 2007 to the DTE Energy Company 2006 Long-Term Incentive Plan. (Exhibit 10-73 to Form 10-K for the year ended December 31, 2007).
10(l)	Second Amendment, dated March 8, 2007 to the DTE Energy Company 2006 Long-Term Incentive Plan. (Exhibit 10-74 to Form 10-K for the year ended December 31, 2007).
10(m)	DTE Energy Company Retirement Plan for Non-Employee Directors’ Fees (as amended and restated effective as of December 31, 1998) (Exhibit 10-31 to Form 10-K for the year ended December 31, 1998).
10(n)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).
10(o)	Description of Executive Life Insurance Plan (Exhibit 10-47 to Form 10-Q for the quarter ended June 30, 2002).
10(p)	Executive Vehicle Plan of The Detroit Edison Company, dated as of September 1, 1999 (Exhibit 10-41 to Form 10-Q for the quarter ended March 31, 2001).

10(q)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of May 1, 2003 (Exhibit 10-49 to Form 10-Q for the quarter ended March 31, 2003).
10(r)	Form of DTE Energy Five-Year Credit Agreement, dated as of October 17, 2005, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N. A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).
10(s)	Form of Amendment No. 1 to The Detroit Edison Company’s Five-Year Credit Agreement, dated as of January 10, 2007, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).
10(t)	Amendment No. 1 to Five-Year Credit Agreement, dated as of January 10, 2007, by and among, DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).
10(u)	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).
10(v)	Amendment No. 1 to Second Amended and Restated Five-Year Credit Agreement, dated as of January 10, 2007 by and among DTE Energy Company, the lenders party thereto, and Citibank, N.A., as Administrative Agent and Barclays Bank PLC and JP Morgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).
10(w)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to Form 8-K dated June 23, 2005).
10(x)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to Form 8-K dated June 29, 2006).
10(y)	Form of Change-in-Control Severance Agreement, dated as of November 8, 2007, between DTE Energy Company and each of Anthony F Earley, Jr., Gerard M. Anderson, Robert J. Buckler, David E. Meador, Gerardo Norcia and Bruce D. Peterson (Exhibit 10-71 to Form 10-Q for the quarter ended September 30, 2007).
10(z)	Form of The Detroit Edison Company’s Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).
10(aa)	Form of Second Amended and Restated Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).
10(bb)	Form of Amendment No. 1 to Second Amended and Restated Five-Year Credit Agreement dated as of January 10, 2007, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).
10(cc)	Form of Second Amended and Restated Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A. as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated October 17, 2005).
10(dd)	Form of Amendment No. 1 to Five-Year Credit Agreement dated as of January 10, 2007, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N. A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated January 10, 2007).
10(ff)	Form of Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).

10(ee)	Form of Amendment No. 1 to Second Amended and Restated Five-Year Credit Arrangement dated as of January 10, 2007, by and among Michigan Consolidated Gas Company, the lenders party thereto JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K dated January 10, 2007).
99(a)	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between DTE Energy Company, as successor, and Fidelity Management Trust Company relating to the Savings and Investment Plans (Exhibit 4-167 to Form 10-Q for the quarter ended June 30, 1994).
99(b)	First Amendment, dated as of February 1, 1995, to Master Trust (Exhibit 4-10 to Registration No. 333-00023).
99(c)	Second Amendment, dated as of February 1, 1995, to Master Trust (Exhibit 4-11 to Registration No. 333-00023).
99(d)	Third Amendment, effective January 1, 1996, to Master Trust (Exhibit 4-12 to Registration No. 333-00023).
99(e)	Fourth Amendment, dated as of August 1, 1996, to Master Trust (Exhibit 4-185 to Form 10-K for the year ended December 31, 1997).
99(f)	Fifth Amendment, dated as of January 1, 1998, to Master Trust (Exhibit 4-186 to Form 10-K for the year ended December 31, 1997).
99(g)	Sixth Amendment, dated as of September 1, 1998, to Master Trust (Exhibit 99-15 to Form 10-K for the year ended December 31, 2004).
99(h)	Seventh Amendment, dated as of December 15, 1999, to Master Trust (Exhibit 99-16 to Form 10-K for the year ended December 31, 2004).
99(i)	Eighth Amendment, dated as of February 1, 2000, to Master Trust (Exhibit 99-17 to Form 10-K for the year ended December 31, 2004).
99(j)	Ninth Amendment, dated as of April 1, 2000, to Master Trust (Exhibit 99-18 to Form 10-K for the year ended December 31, 2004).
99(k)	Tenth Amendment, dated as of May 1, 2000, to Master Trust (Exhibit 99-19 to Form 10-K for the year ended December 31, 2004).
99(l)	Eleventh Amendment, dated as of July 1, 2000, to Master Trust (Exhibit 99-20 to Form 10-K for the year ended December 31, 2004).
99(m)	Twelfth Amendment, dated as of August 1, 2000, to Master Trust (Exhibit 99-21 to Form 10-K for the year ended December 31, 2004).
99(n)	Thirteenth Amendment, dated as of December 21, 2001, to Master Trust (Exhibit 99-22 to Form 10-K for the year ended December 31, 2004).
99(o)	Fourteenth Amendment, dated as of March 1, 2002, to Master Trust (Exhibit 99-23 to Form 10-K for the year ended December 31, 2004).
99(p)	Fifteenth Amendment, dated as of January 1, 2002, to Master Trust (Exhibit 99-24 to Form 10-K for the year ended December 31, 2004).
99(q)	Sixteenth Amendment, to Master Trust, dated as of July 30, 2004, to Master Trust (Exhibit 99-25 to Form 10-K for the year ended December 31, 2007).
99(r)	Eighteenth Amendment, dated as of June 1, 2006, to Master Trust (Exhibit 99-26 to Form 10-K for the year ended December 31, 2007).
99(s)	Nineteenth Amendment, dated as of July 31, 2007, to Master Trust (Exhibit 99-27 to Form 10-K for the year ended December 31, 2007).
(iii) Exhibits furnished herewith:
32-45	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.
32-46	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2008	2007	2006
	(In millions)

Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statement of Financial Position)
Balance at Beginning of Period	$182	$170	$136
Additions:
Charged to costs and expenses	198	133	120
Charged to other accounts(1)	18	12	7
Deductions(2)	(133)	(133)	(93)

Balance at End of Period	$265	$182	$170

(1)	Collection of accounts previously written off and balances previously held for sale of $4 million.

(2)	Uncollectible accounts written off.

	Year Ending December 31,
	2008	2007	2006
	(In millions)

Note Receivable Reserve
Balance at Beginning of Period	$4	$65	$—
Additions:
Charged to costs and expenses — shown as deduction in the Consolidated Statement of Financial Position from:
Other Current Assets	—	—	50
Notes Receivable	—	—	15
Deductions	(4)	(61)	—

Balance at End of Period	$—	$4	$65

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009
DTE ENERGY COMPANY
(Registrant)

By	/s/ ANTHONY F. EARLEY, JR.
Anthony F. Earley, Jr.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR. Anthony F. Earley, Jr. Chairman of the Board and Chief Executive Officer

By	/s/ PETER B. OLEKSIAK Peter B. Oleksiak Vice President and Controller, and Chief Accounting Officer

By	/s/ LILLIAN BAUDER Lillian Bauder, Director

By	/s/ W. FRANK FOUNTAIN, JR. W. Frank Fountain, Jr., Director

By	/s/ ALLAN D. GILMOUR Allan D. Gilmour, Director

By	/s/ ALFRED R. GLANCY III Alfred R. Glancy III, Director

By	/s/ FRANK M. HENNESSEY Frank M. Hennessey, Director

By	/s/ JOHN E. LOBBIA John E. Lobbia, Director

By	/s/ GAIL J. McGOVERN Gail J. McGovern, Director

By	/s/ EUGENE A. MILLER Eugene A. Miller, Director

By	/s/ ALLAN D. GILMOUR Allan D. Gilmour, Director

By	/s/ CHARLES W. PRYOR, JR. Charles W. Pryor, Jr., Director

By	/s/ ALFRED R. GLANCY III Alfred R. Glancy III, Director

By	/s/ JOSUE ROBLES, JR. Josue Robles, Jr., Director

By	/s/ RUTH G. SHAW Ruth G. Shaw, Director

By	/s/ JAMES H. VANDENBERGHE James H. Vandenberghe, Director

Date: February 27, 2009