Form 10-K/A
period 2008-12-31
DTE ENERGY CO
filed 2009-03-13
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 1-11607
DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3217752 (I.R.S. Employer Identification No.)

One Energy Plaza, Detroit, Michigan (Address of principal executive offices)	48226-1279 (Zip Code)
313-235-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value 7.8% Trust Preferred Securities * 7.50% Trust Originated Preferred Securities**	New York Stock Exchange New York Stock Exchange New York Stock Exchange

*	Issued by DTE Energy Trust I. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust I has funds available for payment of such distributions.

**	Issued by DTE Energy Trust II. DTE Energy fully and unconditionally guarantees the payments of all amounts due on these securities to the extent DTE Energy Trust II has funds available for payment of such distributions.
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

Signatures
Part IV
Item 15. Exhibits and Financial Statement Schedules
Signatures
EX-31.47
EX-31.48
EX-32.47
EX-32.48

EXPLANATORY NOTE
This Amendment to the Annual Report of DTE Energy Company (Company) on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 (Original Filing), is being filed solely to include the conformed signature of the Company’s Executive Vice President and Chief Financial Officer, David E. Meador. Mr. Meador manually signed the original copy of the report, but his signature was inadvertently omitted from the signature page of the Original Filing. In addition, duplicate conformed signatures of Allan D. Gilmour, Director, and Alfred R. Glancy III, Director, have been removed in order to conform the filing to the original copy of the report. As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment. Except as described above, all other information included in the Original Filing remains unchanged.

2

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: February 27, 2009	By	/s/ ANTHONY F. EARLEY, JR.
Anthony F. Earley, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ DAVID E. MEADOR

	Anthony F. Earley, Jr. Chairman of the Board and Chief Executive Officer		David E. Meador Executive Vice President and Chief Financial Officer

By	/s/ PETER B. OLEKSIAK	By	/s/ JOHN E. LOBBIA

	Peter B. Oleksiak Vice President and Controller, and Chief Accounting Officer		John E. Lobbia, Director

By	/s/ LILLIAN BAUDER	By	/s/ GAIL J. McGOVERN

	Lillian Bauder, Director		Gail J. McGovern, Director

By	/s/ W. FRANK FOUNTAIN, JR.	By	/s/ EUGENE A. MILLER

	W. Frank Fountain, Jr., Director		Eugene A. Miller, Director

By	/s/ ALLAN D. GILMOUR	By	/s/ CHARLES W. PRYOR, JR.

	Allan D. Gilmour, Director		Charles W. Pryor, Jr., Director

By	/s/ ALFRED R. GLANCY III	By	/s/ JOSUE ROBLES, JR.

	Alfred R. Glancy III, Director		Josue Robles, Jr., Director

By	/s/ FRANK M. HENNESSEY	By	/s/ RUTH G. SHAW

	Frank M. Hennessey, Director		Ruth G. Shaw, Director

		By	/s/ JAMES H. VANDENBERGHE

James H. Vandenberghe, Director
Date: February 27, 2009

3

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K/A.

(3)	Exhibits.

Exhibits filed herewith:

31-47	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-48	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

Exhibits furnished herewith:

32-47	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-48	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: March 13, 2009	By	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller, and Chief Accounting Officer