Form 10-Q
period 2009-06-30
DTE ENERGY CO
filed 2009-07-31
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2009
Commission file number 1-11607
DTE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-3217752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Energy Plaza, Detroit, Michigan	48226-1279
(Address of principal executive offices)	(Zip Code)
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
Yes ☐          No ☑
At June 30, 2009, 164,472,648 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2009

Definitions

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas

Detroit Edison	The Detroit Edison Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FSP	FASB Staff Position

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator, a Regional Transmission Organization

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC or the FERC.

NRC	Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

Proved reserves	Estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power expenses.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, the Detroit Edison Securitization Funding LLC.

SFAS	Statement of Financial Accounting Standards

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

Synfuels	The fuel produced through a process involving chemically modifying and binding particles of coal. Synfuels are used for power generation and coke production. Synfuel production through December 31, 2007 generated production tax credits.

Unconventional Gas	Includes those oil and gas deposits that originated and are stored in coal bed, tight sandstone and shale formations

Units of Measurement

Bcf	Billion cubic feet of gas
Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil
GWh	Gigawatthour of electricity
kWh	Kilowatthour of electricity
Mcf	Thousand cubic feet of gas
MMcf	Million cubic feet of gas
MW	Megawatt of electricity
MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve certain risks and uncertainties that may cause actual future results to differ materially from those presently contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	the length and severity of ongoing economic decline;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	potential for continued loss on investments, including nuclear decommissioning and benefit plan assets;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and challenges in estimating gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the ability to recover costs through rate increases;

•	the cost of protecting assets against, or damage due to, terrorism;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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
DTE Energy is a diversified energy company with 2008 revenues in excess of $9 billion and approximately $24 billion of assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate four energy-related non-utility segments with operations throughout the United States.
Net income attributable to DTE Energy in the second quarter of 2009 was $83 million, or $0.51 per diluted share, compared to net income attributable to DTE Energy of $28 million, or $0.17 per diluted share, in the second quarter of 2008. Net income attributable to DTE Energy for the six months ended June 30, 2009 was $261 million, or $1.59 per diluted share, compared to net income attributable to DTE Energy of $240 million, or $1.47 per diluted share, in the comparable period of 2008. The increases are primarily due to higher earnings in the electric utility and energy trading segments, partially offset in the six-month period, by the $80 million after-tax gain recorded in the Unconventional Gas production segment on the 2008 sale of a portion of Barnett shale properties.
Please see detailed explanations of segment performance in the following Results of Operations section.
The items discussed below influenced our current financial performance and may affect future results:
•	Impacts of national and regional economic conditions on utility and non-utility operations, including automotive industry uncertainty;

•	Effects of weather on utility operations;

•	Collectibility of accounts receivable on utility operations;

•	Impact of regulatory decisions on utility operations;

•	Results in our Energy Trading business; and

•	Required renewable, energy-efficiency, environmental and reliability-related capital investments and other costs.
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
Impact of National and Regional Economic Conditions on our Utility Operations — Revenues from our utility operations follow the economic cycles of the customers we serve. Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and high levels in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. Direct and indirect effects of further automotive and other industrial plant closures could have a significant impact on the results of Detroit Edison. As discussed further below, deteriorating economic conditions impact our ability to collect amounts due from our electric and gas customers and drive increased thefts of electricity and natural gas. In the face of these economic conditions, we are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength. See Note 8 of the Notes to Consolidated Financial Statements.
Effects of Weather on Utility Operations — Earnings from our utility operations are seasonal and very sensitive to weather. Electric utility earnings are primarily dependent on hot summer weather, while the gas utility’s results are primarily dependent on cold winter weather.
Collectibility of Accounts Receivable on Utility Operations — Both utilities continue to experience high levels of past due receivables, which is primarily attributable to economic conditions. Our service territories continue to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. We have taken actions to manage the level of past due receivables, including increasing customer disconnections, contracting with collection agencies and working with Michigan officials and others to increase the share of low-income funding allocated to our customers. The April 2005 MPSC gas rate order provided for an uncollectible true-up mechanism for MichCon. The uncollectible true-up mechanism enables MichCon to recover ninety percent of the difference between the actual uncollectible expense for each year and $37 million after an annual reconciliation proceeding before the MPSC. We experienced a decrease in our uncollectible accounts expense for the two utilities to approximately $71 million in the 2009 second quarter from approximately $94 million in the 2008 second quarter. Uncollectible accounts expense was approximately $114 million during the six months ended June 30, 2009, in comparison to $136 million during the six months ended June 30, 2008. The 2008 periods experienced higher expense due to an analysis of our greater than ninety day receivables that indicated a change in the mix of customers in that group and therefore an increased risk of collection. The bankruptcies of General Motors Corporation (GM) and Chrysler LLC (Chrysler) did not have a significant impact to our uncollectible expense in the 2009 periods.
Impact of Regulatory Decisions on Utility Operations
Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1 percent average increase in Detroit Edison’s annual revenues for the twelve months ended June 30, 2010 projected test year. The requested $378 million increase in revenues is required to recover the increased costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, customer uncollectible accounts, inflation, the capital costs of plant additions and the reduction in territory sales. Pursuant to an MPSC order issued May 26, 2009, Detroit Edison filed proposed tariffs on June 26, 2009 to implement $280 million of its requested annual increase on July 26, 2009. On July 16, 2009, the MPSC issued an order requiring Detroit Edison to implement the increase by applying the rate design reflected in its January 26, 2009 application. Detroit Edison expects the impact of this self-implemented increase would be significantly offset by its plan to begin reducing its PSCR factor beginning August 1, 2009. This increase will remain in place until a final order is issued by the MPSC, which is expected in January 2010. If the final rate case order provides for lower rates than we have self-implemented, we must refund the difference with interest.
MichCon filed a general rate case on June 9, 2009 based on a 2008 historical test year. The filing with the MPSC requested a $193 million, or 11.5 percent average increase in MichCon’s annual revenues for a 2010 projected test year. The requested $193 million increase in revenues is required to recover the increased costs associated with the revenue requirement associated with increased investments in net plant and working capital, the impact of high levels of uncollectible expense and the cost of natural gas theft primarily due to economic conditions in Michigan, sales reductions due to customer conservation and the trend of warmer weather on MichCon’s market, and increasing operating costs, largely due to inflation. Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon anticipates self-implementing a rate increase on January 1, 2010.
See Note 5 of the Notes to Consolidated Financial Statements.

NON-UTILITY OPERATIONS
We have significant investments in non-utility asset-intensive businesses. We employ disciplined investment criteria when assessing opportunities that leverage our assets, skills and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile.
Gas Midstream
Gas Midstream owns partnership interests in two interstate transmission pipelines and two natural gas storage fields. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts. We have a partnership interest in Vector Pipeline (Vector), an interstate transmission pipeline, which connects Michigan to Chicago and Ontario. We also have a partnership interest in Millennium Pipeline Company (Millennium), which was placed in service in December 2008. Millennium indirectly connects southern New York State to Upper Midwest/Canadian supply, while providing transportation service into the New York City markets. We have storage assets in Michigan capable of storing up to 89 Bcf in natural gas storage fields located in Southeast Michigan. The Washington 10 and 28 storage facilities are high deliverability storage fields having bi-directional interconnections with Vector and MichCon providing our customers access to the Chicago, Michigan, other Midwest and Ontario market centers. The pipeline and storage business is expanding capacity to serve markets throughout the Midwest and Northeast United States regions.
Unconventional Gas Production
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in north Texas. We continue to develop our position, with total leasehold acreage of 61,520 (59,698 acres, net of impairment and interest of others). Due to economic conditions and lower natural gas prices, we have chosen to do minimal lease acquisitions during the first half of 2009. However, we continue to evaluate leasing opportunities in active development areas in the Barnett shale to optimize our existing portfolio.
In 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. The properties sold included 75 Bcfe of proved reserves on approximately 11,000 net acres in the core area of the Barnett shale.
We continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. We expect to invest approximately $25 million in 2009. During 2009, we expect to drill 10 to 15 new wells and achieve Barnett shale production of approximately 5 to 6 Bcfe of natural gas, compared with approximately 5 Bcfe in 2008.
As a component of our risk management strategy for our Barnett shale reserves, we hedged a portion of anticipated production from our reserves to secure an attractive investment return. As of June 30, 2009, we have a series of cash flow hedges for approximately 2.2 Bcf of anticipated Barnett gas production through 2010 at an average price of $7.28 per Mcf.
Power and Industrial Projects
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity from biomass-fired energy projects. This business segment provides utility- type services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries.
Services provided include pulverized coal and petroleum coke supply and metallurgical coke supply, power generation, steam production, chilled water production, wastewater treatment and compressed air supply. We own and operate one gas-fired peaking electric generating plant, two biomass-fired electric generating plants and operate one coal-fired power plant. A third biomass-fired electric generating plant is currently under development with an expected in-service date of June 2010. This business segment also develops, owns and operates landfill gas recovery systems throughout the United States and produces metallurgical coke from three coke batteries. The production of coke from two of the coke batteries generates production tax credits. The business provides coal transportation-related services including fuel, transportation, storage, blending and rail equipment management services. We specialize in minimizing fuel costs and maximizing reliability of supply for energy-intensive customers. Additionally, we participate in coal marketing and trading and the purchase and sale of emissions credits. This business segment performs coal mine methane extraction, in which we recover methane gas from mine voids for processing and delivery to natural gas pipelines.
Energy Trading
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio and the optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities which may include the management of associated storage and transportation contracts on the customers’ behalf. Our customer base is predominantly utilities, local distribution companies, pipelines, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. We also enter into contracts for the purchase or sale of commodities which may also qualify as derivative contracts. Our derivative instruments and contracts are accounted for under the mark-to-market method, which results in the recognition of unrealized gains and losses from changes in the fair value of the derivatives, unless specific hedge criteria are met. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
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
ENVIRONMENTAL MATTERS
Proposals for voluntary initiatives and mandatory controls are being discussed in the United States to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The bill has yet to be taken up by the U.S. Senate. The ACESA includes a cap and trade program that would start in 2012 and provides for costs for emissions of greenhouse gases (e.g. carbon dioxide). Meanwhile, the EPA is beginning to implement regulatory action under the Clean Air Act to address climate change. There may be further legislative and or regulatory action to address the issue of changes in climate that may result from the build-up of greenhouse gases in the atmosphere. If passed, legislative or regulatory actions as currently being discussed could have a material impact on our operations and financial position and the rates we charge our customers.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Review standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. We are in the process of preparing our response to the NOV/FOV, but we believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. We could also be required to install additional pollution control equipment at some or all of the power plants in question, engage in Supplemental Environmental Programs, and/or pay fines. We cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of our segments.
Net income attributable to DTE Energy by segment for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Net Income Attributable to DTE Energy Company:
Electric Utility	$79	$51	$157	$92
Gas Utility	(15)	(11)	46	48
Non-utility Operations:
Gas Midstream	10	8	24	16
Unconventional Gas Production (1)	(2)	4	(4)	86
Power and Industrial Projects	(6)	(6)	(2)	4
Energy Trading	27	(14)	67	17

Corporate & Other	(10)	(4)	(27)	(35)

Income (Loss) from Continuing Operations:
Utility	64	40	203	140
Non-utility	29	(8)	85	123
Corporate & Other	(10)	(4)	(27)	(35)

	83	28	261	228
Discontinued Operations	—	—	—	12

Net Income Attributable to DTE Energy Company	$83	$28	$261	$240

(1)	Results of the Unconventional Gas Production segment in the 2008 six-month period reflects the gain on the sale of a portion of the Barnett shale properties. See Note 4.
ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison.
Electric Utility results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$1,108	$1,173	$2,226	$2,326
Fuel and Purchased Power	372	415	712	817

Gross Margin	736	758	1,514	1,509
Operation and Maintenance	306	369	622	727
Depreciation and Amortization	197	178	385	370
Taxes Other Than Income	44	60	104	122

Operating Income	189	151	403	290
Other (Income) and Deductions	61	71	145	145
Income Tax Provision	49	29	101	53

Net Income Attributable to DTE Energy Company	$79	$51	$157	$92

Operating Income as a Percentage of Operating Revenues	17%	13%	18%	12%

Gross margin decreased $22 million in the second quarter of 2009 and increased $5 million in the six-month period ended June 30, 2009. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Six Months
Weather	$(20)	$(17)
Economy	(66)	(103)
April 2008 expiration of show-cause rate decrease	6	23
December 2008 rate order	22	40
Securitization bond and tax surcharge rate increase	17	25
Other, net	19	37

Increase (decrease) in gross margin	$(22)	$5

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2009	2008	2009	2008
Electric Sales
Residential	3,147	3,428	6,885	7,360
Commercial	4,536	4,913	8,959	9,275
Industrial	2,385	3,231	5,022	6,747
Wholesale	695	700	1,399	1,423
Other	87	87	200	196

	10,850	12,359	22,465	25,001
Interconnections sales (1)	1,189	1,183	2,224	2,009

Total Electric Sales	12,039	13,542	24,689	27,010

Electric Deliveries
Retail and Wholesale	10,850	12,359	22,465	25,001
Electric Customer Choice (2)	344	296	661	752

Total Electric Sales and Deliveries	11,194	12,655	23,126	25,753

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Power Generated and Purchased

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Thousands of MWh)	2009	2008	2009	2008
Power Plant Generation
Fossil	9,852	10,347	19,694	20,587
Nuclear	1,486	2,408	3,740	4,751

	11,338	12,755	23,434	25,338
Purchased Power	1,464	1,509	2,816	3,239

System Output	12,802	14,264	26,250	28,577
Less Line Loss and Internal Use	(763)	(722)	(1,561)	(1,567)

Net System Output	12,039	13,542	24,689	27,010

Average Unit Cost ($/MWh)
Generation (1)	$18.97	$17.98	$18.10	$17.30

Purchased Power	$41.83	$61.53	$38.05	$61.56

Overall Average Unit Cost	$21.58	$22.59	$20.24	$22.31

(1)	Represents fuel costs associated with power plants.

Operation and maintenance expense decreased $63 million in the second quarter of 2009 and $105 million in the six-month period ended June 30, 2009. The decrease for the second quarter is primarily due to $23 million from the timing of maintenance activities, $25 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, lower storm expenses of $14 million and $12 million from employee benefit-related changes, partially offset by higher pension and healthcare costs of $15 million. The decrease for the six-month period is primarily due to $37 million from the timing of maintenance activities, $59 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, $21 million from employee benefit-related changes and lower storm expenses of $14 million, partially offset by higher pension and healthcare costs of $31 million.
Taxes other than income were lower by $16 million in the 2009 second quarter and $18 million in the 2009 six-month period due primarily to a $13 million reduction in property tax expense due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook — We will move forward in our efforts to continue to improve the operating performance and cash flow of Detroit Edison. We continue to resolve outstanding regulatory issues. Many of these issues have been addressed by the legislation signed by the Governor of Michigan in October 2008. Looking forward, additional issues, such as volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans, health care costs and higher levels of capital spending, will result in us continuing to pursue opportunities to improve productivity, remove waste and decrease our costs while improving customer satisfaction.
Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and increases in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. Direct and indirect effects of further automotive and other industrial plant closures could have a significant impact on the results of Detroit Edison. We continue to monitor developments in this sector. Due to the economy and credit market conditions, in the near term, we are reviewing our capital expenditure commitments for potential adjustments as appropriate.
The following variables, either individually or in combination, could impact our future results:
•	Economic conditions within Michigan resulting in lower demand and increased thefts of electricity;

•	Collectibility of accounts receivable;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss on investments;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in asset values resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize plant and distribution system performance;

•	Weather;

•	The level of customer participation in the electric Customer Choice program; and

•	Environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, and a carbon tax or cap and trade structure.

GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Gas Utility results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$292	$397	$1,063	$1,312
Cost of Gas	138	216	651	870

Gross Margin	154	181	412	442
Operation and Maintenance	123	148	242	271
Depreciation and Amortization	27	26	53	50
Taxes Other Than Income	12	12	26	26
Other Asset Losses and Reserves, Net	(1)	—	(1)	—

Operating Income (Loss)	(7)	(5)	92	95
Other (Income) and Deductions	15	10	28	25
Income Tax Provision	(7)	(4)	18	22

Net Income (Loss) Attributable to DTE Energy Company	$(15)	$(11)	$46	$48

Operating Income as a Percentage of Operating Revenues	(2)%	(1)%	9%	7%
Gross margin decreased $27 million in the second quarter of 2009 and $30 million in the six-month period ended June 30, 2009. For the second quarter, this decrease reflects $19 million of lower revenues from the uncollectible tracking mechanism, lower end user transportation revenue of $7 million, $5 million of lower valued gas received as compensation for transportation of third party gas, $3 million of continued customer conservation efforts and a $2 million unfavorable result from lost and stolen gas, partially offset by $7 million higher midstream transportation and storage revenues and the effects of favorable weather of $2 million.
For the six-month period, the decrease reflects $16 million of lower revenues from the uncollectible tracking mechanism, $14 million unfavorable result from lost and stolen gas, $10 million of continued customer conservation efforts, lower end user transportation revenue of $6 million, partially offset by $8 million higher midstream transportation and storage revenues, the effects of favorable weather of $5 million and $3 million higher appliance service revenues.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Gas Markets (in Millions)
Gas sales	$219	$322	$892	$1,141
End user transportation	26	32	78	83

	245	354	970	1,224
Intermediate transportation	17	16	34	35
Storage and other	30	27	59	53

	$292	$397	$1,063	$1,312

Gas Markets (in Bcf)
Gas sales	18	19	86	90
End user transportation	21	23	63	67

	39	42	149	157
Intermediate transportation	123	122	267	238

	162	164	416	395

Operation and maintenance expense decreased $25 million in the second quarter of 2009 and $29 million in the six-month period ended June 30, 2009. The decrease for the second quarter is primarily due to $20 million of lower uncollectible expense $7 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, $5 million from employee benefit-related changes, partially offset by higher pension and healthcare costs of $7 million. The decrease for the six-month period is primarily due to $19 million of lower uncollectible expense, $14 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, and $7 million from employee benefit-related changes, partially offset by higher pension and healthcare costs of $14 million.
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
Unfavorable national and regional economic trends have resulted in a decrease in the number of customers in our service territory and continued high levels of uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies.
The following variables, either individually or in combination, could impact our future results:
•	Economic conditions within Michigan resulting in lower demand and increased thefts of natural gas;

•	Collectibility of accounts receivable;

•	Instability in capital markets which could impact availability of short and long-term financing or the potential for loss investments;

•	Increases in future expense and contributions to pension and other postretirement plans due to declines in asset values resulting from market conditions;

•	The amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	Our ability to reduce costs and maximize distribution system performance;

•	Weather;

•	Customer conservation;

•	Volatility in the short-term natural gas storage markets which impact third-party storage revenues; and

•	Any current and potential new federal and state environmental, and energy efficiency requirements.

NON-UTILITY OPERATIONS
Gas Midstream
Our Gas Midstream segment consists of our gas pipelines and storage business.
Gas Midstream results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$20	$17	$42	$34
Operation and Maintenance	4	3	7	7
Depreciation and Amortization	1	1	2	3
Taxes Other Than Income	1	—	2	1

Operating Income	14	13	31	23
Other (Income) and Deductions	(4)	(1)	(11)	(5)
Income Tax Provision	7	6	17	12

Net Income	11	8	25	16
Attributable to Noncontrolling Interests	1	—	1	—

Net Income Attributable to DTE Energy Company	$10	$8	$24	$16

Net income attributable to DTE Energy increased $2 million and $8 million for the 2009 second quarter and six-month periods. The increases were driven by higher operating revenues resulting from increased capacity sold with higher rates on long-term agreements and higher short-term contract revenue. In addition, there were higher pipeline operating earnings from both Vector and Millennium.
Outlook — Our Gas Midstream business expects to continue its steady growth plan. In April 2008, an additional 7 Bcf of storage capacity was placed in service, which was followed by an additional 2 Bcf in April 2009. The Vector Pipeline Phase 2 expansion is currently under construction and will add approximately 100 MMcf/day, with an expected in-service date of November 2009. The 2009 expansion project is supported by customers under long-term contracts. Millennium Pipeline was placed in service in December 2008 and currently has nearly 85 percent of its capacity sold to customers under long-term contracts. We are also a 50 percent owner in the proposed Dawn Gateway Pipeline which will provide transport between our Michigan storage facilities and the Dawn Hub in Ontario, Canada.
Unconventional Gas Production
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production primarily within the Barnett shale in northern Texas.
Unconventional Gas Production results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$8	$13	$15	$23
Operation and Maintenance	3	5	7	11
Depreciation, Depletion and Amortization	4	3	9	5
Taxes Other Than Income	1	—	1	—
Other Asset (Gains) and Losses, Reserves and Impairments, net	1	(2)	1	(128)

Operating Income (Loss)	(1)	7	(3)	135
Other (Income) and Deductions	2	1	3	1
Income Tax Provision (Benefit)	(1)	2	(2)	48

Net Income (Loss) Attributable to DTE Energy Company	$(2)	$4	$(4)	$86

Operating revenues decreased $5 million in the second quarter of 2009 and $8 million in the 2009 six-month period as a result of lower commodity prices, despite a 12% increase in production.
Operation and maintenance expense was lower by $2 million and $4 million in the second quarter and six-month period ended June 30, 2009, respectively, due to the ample supply of service companies available and our ability to secure lower prices for oilfield services. For the six-month period of 2009, Barnett shale production was approximately 2.7 Bcfe of natural gas compared with approximately 2.4 Bcfe during the same period of 2008.
Other asset (gains) and losses, reserves and impairments, net decreased in the six-month period ended June 30, 2009 as compared to 2008 due to the gain of $128 million ($80 million after-tax) on the 2008 sale of a portion of our Barnett shale properties.
Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. Our strategy for 2009 is centered on reducing operating expenses and optimizing production volume. During 2009, we expect to invest approximately $20 million to $25 million to drill 10 to 15 new wells and achieve Barnett shale production of approximately 5 to 6 Bcfe of natural gas, compared with approximately 5 Bcfe in 2008.
Power and Industrial Projects
Our Power and Industrial Projects segment is comprised primarily of projects that deliver utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services; and sell electricity from biomass-fired energy projects.
Power and Industrial Projects results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$138	$238	$293	$454
Operation and Maintenance	140	221	281	424
Depreciation and Amortization	10	8	20	11
Taxes Other Than Income	2	3	6	7
Asset (Gains) Losses and Reserves, Net	(1)	16	(4)	13

Operating Loss	(13)	(10)	(10)	(1)
Other (Income) and Deductions	3	—	5	(3)
Income Taxes
Provision (Benefit)	(6)	(3)	(7)	1
Production Tax Credits	(4)	(2)	(7)	(4)

	(10)	(5)	(14)	(3)

Net Income (Loss)	(6)	(5)	(1)	5
Noncontrolling Interests	—	1	1	1

Net Income (Loss) Attributable to DTE Energy Company	$(6)	$(6)	$(2)	$4

Operating revenues decreased $100 million in the second quarter of 2009 and $161 million in the six-month period ended June 30, 2009. The 2009 second quarter decrease is attributed to $74 million representing a reduction in coal structured transactions, $11 million of lower pricing and volumes and $38 million of lower coke demand, partially offset by a $27 million increase in coal transportation services. The 2009 six-month decrease is attributable to $138 million representing a reduction in coal structured transactions, $17 million of lower pricing and volumes and $62 million of lower coke demand, partially offset by a $55 million increase in coal transportation services.
Operation and maintenance expense decreased $81 million in the second quarter of 2009 and $143 million in the six-month period ended June 30, 2009. The 2009 second quarter decrease is due primarily to $71 million representing a decrease in coal structured transactions and $24 million of lower coke demand, $7 million of lower operating expenses, partially offset by $16 million of higher coal transportation services and $5 million of higher uncollectible accounts expense, principally GM. The 2009 six-month decrease is due primarily to $129 million representing a decrease in coal structured transactions and $40 million of lower coke demand, $14 million of lower operating expenses, partially offset by $41 million of higher coal transportation services and $5 million of higher uncollectible accounts expense, principally GM.
Depreciation and amortization expense increased $2 million in the second quarter of 2009 and $9 million in the six-month period ended June 30, 2009. In 2007, we announced our plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the Company ceased recording depreciation and amortization expense related to these assets. During the second quarter of 2008, our work on this planned monetization was discontinued and the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed in June 2008 when the assets were reclassified as held and used.
Assets (gains) losses and reserves, net expense improved $17 million in both the second quarter of 2009 and six-month period ended June 30, 2009. These increases are primarily attributable to a loss recorded in the 2008 periods of approximately $19 million related to the valuation adjustment for the cumulative depreciation and amortization upon reclassification of certain project assets as held for sale and gains attributable to the sale of one of our coke battery projects where the proceeds were dependent on future production.
Outlook — The deterioration in the U.S. economy is expected to continue to negatively impact our customers in the steel industry and we expect a corresponding reduction in demand for metallurgical coke and pulverized coal supplied to these customers for the remainder of 2009 and into 2010. We supply onsite energy services to the domestic automotive manufacturers who have also been negatively affected by the economic downturn and constriction in the capital and credit markets. On April 30, 2009 and June 1, 2009, respectively, Chrysler and GM filed for Chapter 11 bankruptcy protection. We have been in discussions with both automakers and do not anticipate significant impacts to onsite energy services. Our onsite energy services will continue to be delivered in accordance with the terms of long-term contracts. Further plant closures could have a significant impact on the results of our onsite energy projects. We continue to monitor developments in this sector.
Our existing long-term rail transportation contract which gives us a competitive advantage will expire in 2011. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers. Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers that are experiencing capital constraints due to the economic downturn. We will also continue to look for opportunities to acquire energy projects and biomass fired generating projects for advantageous prices.
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
Energy Trading results for the three and six months ended June 30, 2009 as compared to the comparable periods in 2008 are discussed below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues	$128	$435	$332	$723
Fuel, Purchased Power and Gas	74	430	190	649

Gross Margin	54	5	142	74
Operation and Maintenance	17	17	35	33
Depreciation, Depletion and Amortization	2	2	3	3
Taxes Other Than Income	—	—	2	1

Operating Income (Loss)	35	(14)	102	37
Other (Income) and Deductions	2	2	4	3
Income Tax Provision	6	(2)	31	17

Net Income (Loss) Attributable to DTE Energy Company	$27	$(14)	$67	$17

Gross margin increased $49 million in the second quarter of 2009 and increased $68 million in the six-month period ended June 30, 2009. Overall gross margin was impacted by a decrease in gas and power commodity prices in the three and six months ended June 30, 2009 as compared to the same periods in the prior year. The second quarter 2009 increase of $49 million is due to an increase in unrealized margins of $64 million, offset by lower realized margins of $15 million. The increase in unrealized margins primarily consisted of $22 million of improvement in our power strategies; timing related gains of $9 million in our gas transportation strategy; and the absence of 2008 second quarter timing related losses of $22 million and $11 million in our gas storage and gas transportation strategies, respectively. The $15 million decrease in realized margin consisted of a decrease of $17 million in our gas strategies, partially offset by $2 million of timing related gains in our oil trading portfolio.
The increase of $68 million for the six-month period is due to an increase in unrealized margins of $112 million, partially offset by lower realized margins of $44 million. The increase in unrealized gains primarily consisted of $18 million of improvement in our power strategies; timing related gains of $12 million in each of our gas storage and gas transportation strategies; the absence of 2008 timing related losses of $30 million and $19 million in our gas storage and gas transportation strategies, respectively; and $21 million of mark-to-market improvement in our other gas strategies. The $44 million decrease in realized margin is caused by a decrease in gas margin of $56 million, primarily in our gas storage strategy, offset by an increase of realized power margin of $9 million and timing related gains in our oil trading portfolio of $3 million.
Income tax provision increased $8 million in the second quarter of 2009 and $14 million in the six-month period ended June 30, 2009. The second quarter 2009 increase of $8 million is due to an increase in income taxes attributable to higher pretax income, partially offset by a $10 million of favorable tax-related adjustments resulting from the settlement of federal income tax audits. The six-month period ended June 30, 2009 increase of $14 million is due to an increase in income taxes resulting from higher pretax income, partially offset by $10 million of favorable tax-related adjustments primarily resulting from the settlement of federal income tax audits.
Outlook — Significant portions of the Energy Trading portfolio are economically hedged. The portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power generation capacity positions. Energy Trading also provides power and ancillary services and natural gas to various utilities which may include the management of associated storage and transport contracts on the customers’ behalf. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas proprietary gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of storage with futures, forwards and swaps. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the “Fair Value” section that follows.
CORPORATE & OTHER
Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.
The net loss from Corporate & Other increased $6 million for the second quarter of 2009 and decreased $8 million for the six-month period ended June 30, 2009, respectively. The second quarter increase is primarily due to an $11 million increase in costs related to natural gas forward contracts, $4 million for the impairment of an investment in an available-for-sale security and a $3 million increase in financing fees, partially offset by $11 million of favorable tax-related adjustments resulting from the recognition of tax benefits from the settlement of tax audits. For the six-month period, the decrease is primarily due to $11 million of favorable tax-related adjustments and a $4 million reduction in the inter-company interest allocation, partially offset by $4 million for the impairment of an investment in an available-for-sale security and $3 million due to increasing financing fees.

DISCONTINUED OPERATIONS
Synthetic Fuel
Due to the expiration of synfuel production tax credits in 2007, the Synthetic Fuel business ceased operations and was classified as a discontinued operation as of December 31, 2007. The favorable impact of reserve adjustments for the final phase-out percentage of approximately $16 million, the final settlement of other miscellaneous assets and liabilities and related tax impacts resulted in net income of $12 million for the first six months of 2008.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.
Our strategic direction anticipates base level capital investments and expenditures for existing businesses in 2009 of up to $1.1 billion. The capital needs of our utilities will increase due primarily to environmental related expenditures. We expect over $2.9 billion of future capital expenditures through 2018 to satisfy both existing and known new requirements, not including any potential requirements related to climate change. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment.
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

	Six Months Ended
	June 30
(in Millions)	2009	2008
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$263	$245
Depreciation, depletion and amortization	472	440
Deferred income taxes	88	180
Gain on sale of non-utility assets	—	(128)
Gain on sale of synfuel and other assets, net	3	(3)
Working capital and other	475	801

	1,301	1,535

Investing activities:
Plant and equipment expenditures — utility	(581)	(544)
Plant and equipment expenditures — non-utility	(32)	(110)
Proceeds from sale of non-utility assets	—	253
Proceeds from sale of synfuels and other assets	32	2
Restricted cash and other investments	(29)	(53)

	(610)	(452)

Financing activities:
Issuance of long-term debt	363	798
Redemption of long-term debt	(355)	(154)
Repurchase of long-term debt	—	(238)
Short-term borrowings, net	(575)	(984)
Issuance of common stock	18	—
Repurchase of common stock	—	(16)
Dividends on common stock and other	(186)	(178)

	(735)	(772)

Net Increase (Decrease) in Cash and Cash Equivalents	$(44)	$311

Cash from Operating Activities
A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Net cash from operating activities in the six months ended June 30, 2009, decreased $234 million from the comparable 2008 period primarily due to lower cash from working capital and other items, primarily accounts receivable, accounts payable and derivative assets and liabilities.
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
Net cash used for investing activities was $610 million for the six months ended June 30, 2009, compared with net cash used for investing activities of $452 million in the same period in 2008. The 2009 change was primarily driven by the sale of a portion of our Barnett shale properties in 2008.
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
Net cash used for financing activities of $735 million for the six months ended June 30, 2009 was consistent with net cash used for financing activities of $772 million for the same period in 2008. Compared to 2008, lower levels of issuances of long-term debt, net of redemptions, were offset by lower levels of short-term debt repayments.
Outlook
We expect cash flow from operations to increase over the long-term primarily as a result of growth from our utilities and the non-regulated businesses. We expect growth in our utilities to be driven primarily by new and existing state and federal regulations that will result in additional environmental and renewable energy investments. Our non-utility growth is expected from additional investments in energy projects following the current economic crisis.
We have been impacted by unfavorable national and regional economic trends that have reduced demand for electricity in our service territory. We may be impacted by the delayed collection of underrecoveries of our PSCR and GCR costs and electric and gas accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.
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
In April 2009 we completed an early renewal of $975 million of our syndicated revolving credit facilities before their scheduled expiration in October 2009. The new $1 billion two-year facility will expire in 2011 and has similar covenants to the prior facility. A new two-year $50 million credit facility was completed in May 2009 and a new one-year $70 million credit facility was completed in June 2009. We have a $925 million five-year facility that expires in October 2010. See Note 8 of Notes to Consolidated Financial Statements.
As a result of losses experienced in the 2008 financial markets, our benefit plan assets experienced negative returns, which will result in higher benefit costs and contributions in 2009 and potentially in future years relative to the recent past. During the first six months of 2009, our benefit plan assets produced a small positive return, in contrast to the negative return on assets experienced for the full year of 2008. During 2009, we expect to contribute $250 million to our pension plans and $130 million to our postretirement medical and life insurance benefit plans.
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
As part of the normal course of business, Detroit Edison, MichCon and various non-utility subsidiaries of the Company routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit in the event that the credit rating of DTE Energy is downgraded below investment grade. Certain of these contracts for Detroit Edison and MichCon contain similar provisions in the event that the credit rating of the particular utility is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, we could have restricted access to the commercial paper market and if DTE Energy is downgraded below investment grade our non-utility businesses, especially the Energy Trading and Power and Industrial Projects segments, could be required to restrict operations due to a lack of available liquidity. A downgrade below investment grade could potentially increase the borrowing costs of DTE Energy and its subsidiaries and may limit access to the capital markets. The impact of a downgrade will not affect our ability to comply with our existing debt covenants. Our current credit ratings, as determined by three nationally recognized credit rating agencies, are considered investment grade.
In May 2009, Standard & Poor’s Rating Group (Standard & Poor’s) revised the outlook on DTE Energy and its subsidiaries to negative from stable, and lowered the short-term corporate credit and commercial paper ratings for DTE Energy, Detroit Edison and MichCon to A-3 from A-2. The revision is primarily due to concerns over Michigan’s economic climate. Moody’s Investors Service (Moody’s) affirmed our existing short-term ratings of P-2. Short-term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. The resulting split (A-3/P-2) rating has weakened our ability to issue commercial paper, however, to date, we have met our short-term borrowing requirements in the commercial paper market without drawing on back-up credit facilities. Potential instability in the credit markets and the result of our lower rating may impact future access to the commercial paper markets, which may require us to draw on our back-up facilities.

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
For the quarter ended June 30, 2009, DTE Energy’s closing stock price increased 16 percent. Although DTE is still trading at a discount to book value at the end of the second quarter, the discount improved to 14 percent at June 30, 2009 from 26 percent at March 31, 2009. In assessing whether the continuing discount to book value was an indication of impairment, we considered the following factors: (1) the severity of the decline in DTE’s share price experienced since the fourth quarter of 2008 has diminished and is beginning to recover; and (2) the assumptions incorporated in the first quarter impairment test have either improved or have not changed significantly during the second quarter such that they would change the results of Step 1. As a result of this assessment, we determined that the continuing discount to book value was not a triggering event for impairment testing purposes.
We did, however, identify a trigger for our Energy Services reporting unit related to the long-lived asset impairment tests that were performed during the second quarter on certain automotive-related project companies. Accordingly, we performed an interim goodwill impairment test for Energy Services. The fair value of the reporting unit exceeded its carrying value including goodwill. Therefore, the reporting unit passed Step 1 of the impairment test. As compared to the first quarter interim test, the second quarter valuation was favorably impacted by increased market multiples and a favorable discount rate.
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
FAIR VALUE
All contracts considered to be derivative instruments are recorded on the balance sheet at their fair value, as Derivative assets or liabilities. Contracts we typically classify as derivative instruments include power, gas, certain coal and oil forwards, futures, options and swaps, and foreign currency contracts. Items we do not generally account for as derivatives include proprietary gas inventory, gas storage and transportation arrangements, and gas and oil reserves. See Note 3 of the Notes to Consolidated Financial Statements.
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
The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following tables contain the four categories of activities represented by their operating characteristics and key risks:

•	Economic Hedges — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Structured Contracts — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Proprietary Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity associated with our Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein. Other also includes derivative activity at Detroit Edison related to Financial Transmission Rights (FTR) and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.
The following tables provide details on changes in our MTM net asset (or liability) position for the six months ended June 30, 2009:

	Economic	Structured	Proprietary
(in Millions)	Hedges	Contracts	Trading	Other	Total
MTM at December 31, 2008	$18	$(222)	$22	$9	$(173)

Reclassify to realized upon settlement	18	13	(72)	(4)	(45)
Changes in fair value recorded to income	(1)	49	92	1	141
Amortization of option premiums	—	—	47	—	47

Amounts recorded to unrealized income	17	62	67	(3)	143
Changes in fair value recorded in regulatory liabilities	—	—	—	(13)	(13)
Amounts recorded in other comprehensive income	—	—	—	4	4
Change in collateral held by (for) others	(8)	12	(16)	—	(12)
Option premiums and other	—	—	(32)	—	(32)

MTM at June 30, 2009	$27	$(148)	$41	$(3)	$(83)

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
The following table provides a current and noncurrent analysis of Derivative assets and liabilities, as reflected on the Consolidated Statements of Financial Position as of June 30, 2009. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

	Economic	Structured	Proprietary			Assets
(in Millions)	Hedges	Contracts	Trading	Other	Eliminations	(Liabilities)
Current assets	$21	$212	$82	$7	$(3)	$319
Noncurrent assets	13	134	9	1	(2)	155

Total MTM assets	34	346	91	8	(5)	474

Current liabilities	(5)	(230)	(45)	(11)	3	(288)
Noncurrent liabilities	(2)	(264)	(5)	—	2	(269)

Total MTM liabilities	(7)	(494)	(50)	(11)	5	(557)

Total MTM net assets (liabilities)	$27	$(148)	$41	$(3)	$—	$(83)

The table below shows the maturity of our MTM positions:

				2012
(in Millions)				and	Total Fair
Source of Fair Value	2009	2010	2011	Beyond	Value
Economic Hedges	$32	$(8)	$(2)	$5	$27
Structured Contracts	(1)	(34)	(46)	(67)	(148)
Proprietary Trading	83	(41)	2	(3)	41
Other	2	(5)	—	—	(3)

Total	$116	$(88)	$(46)	$(65)	$(83)

Part I — Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Price Risk
DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.
The Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the form of PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales revenue and uncollectible expenses at the Gas Utility. Gas Utility manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company has a tracking mechanism to mitigate a portion of losses related to uncollectible accounts receivable at MichCon. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
Our Power and Industrial Projects business segment is subject to electricity, natural gas, coal and coal-based product price risk and other risks associated with the weakened U.S. economy. To the extent that commodity price risk has not been mitigated through the use of long-term contracts, we manage this exposure using forward energy, capacity and futures contracts.
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
Credit Risk
Bankruptcies
The Company purchases and sells electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
The Company’s utilities and certain non-utility businesses provide services to the domestic automotive industry, including GM, Ford Motor Company (Ford) and Chrysler and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $9.3 million of pre-petition accounts receivable related to Chrysler as of June 30, 2009. GM filed for bankruptcy protection on June 1, 2009. We have reserved or written off approximately $6.6 million of pre-petition accounts and notes receivable related to GM as of June 30, 2009. Closing of GM or Chrysler plants or other facilities that operate within Detroit Edison’s service territory will also negatively impact the Company’s operating revenues in future periods. In 2008, GM and Chrysler represented 3 percent and 2 percent of its annual electric sales volumes, respectively. GM and Chrysler have an immaterial impact to MichCon’s revenues.
The Company’s Power and Industrial Projects segment has long-term contracts with GM to provide onsite energy services at certain of its manufacturing and administrative facilities. The long-term contracts provide for full recovery of its investment in the event of early termination. At June 30, 2009, the book value of long-lived assets used in the servicing of these facilities was approximately $69 million. Certain of these long-lived assets have been funded by non-recourse financing totaling approximately $57 million at June 30, 2009.
The Company’s Power and Industrial Projects segment also has an equity investment of approximately $52 million in an entity which provides onsite services to Chrysler manufacturing facilities. Chrysler’s performance under the long-term contracts for services is guaranteed by Daimler North America Corporation (Daimler), a subsidiary of Daimler AG. The long-term contracts and the supporting Daimler guarantee provide for full recovery of the Company’s investment in the event of early termination or default. Chrysler has announced the closure of one site that is under a long-term service contract with the Company. Through June 30, 2009, to the extent that Chrysler has not been performing in accordance with its contracts, Daimler has been performing under its guarantee. Therefore, the Company believes that it will recover its investment in the event of a facility closure or a Chrysler default.
In the second quarter of 2009, the Company determined that the GM and Chrysler bankruptcy filings were triggering events to assess certain automotive-related long-lived assets for impairment. As of June 30, 2009, the Company performed an impairment analysis on these assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on its undiscounted cash flow projections and fair value calculations, the Company determined that it did not have an impairment loss at June 30, 2009. We have also determined that we do not have an other than temporary decline in our Chrysler-related equity investment as described in APB 18, The Equity Method of Accounting for Investments in Common Stock. The Company’s assumptions and conclusions may change in the future and we could have an impairment loss if certain facilities are not utilized as currently anticipated.
Other
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Trading Activities
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of June 30, 2009:

	Credit Exposure
	before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade (1)
A- and Greater	$275	$(16)	$259
BBB+ and BBB	228	(5)	223
BBB-	47	—	47

Total Investment Grade	550	(21)	529

Non-investment grade (2)	23	(1)	22
Internally Rated — investment grade (3)	90	(4)	86
Internally Rated — non-investment grade (4)	10	—	10

Total	$673	$(26)	$647

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s and BBB- assigned by Standard & Poor’s. The five largest counterparty exposures combined for this category represented approximately 27 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented approximately three percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately nine percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately one percent of the total gross credit exposure.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2009, we had a floating rate debt-to-total debt ratio of approximately three percent (excluding securitized debt).
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
Summary of Sensitivity Analysis
We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt instruments and foreign currency forward contracts. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2009 by a hypothetical 10 percent and calculating the resulting change in the fair values. The results of the sensitivity analysis calculations follow:

(in Millions)	Assuming a 10%	Assuming a 10%
Activity	increase in rates	decrease in rates	Change in the fair value of
Coal Contracts	$1	$(1)	Commodity contracts
Gas Contracts	$(8)	$9	Commodity contracts
Oil Contracts	$2	$(2)	Commodity contracts
Power Contracts	$(13)	$13	Commodity contracts
Interest Rate Risk	$(310)	$336	Long-term debt
Foreign Currency Risk	$(4)	$4	Forward contracts
Discount Rates	$1	$(1)	Commodity contracts

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I — Item 1.
DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions, Except per Share Amounts)	2009	2008	2009	2008
Operating Revenues	$1,688	$2,251	$3,943	$4,821

Operating Expenses
Fuel, purchased power and gas	577	1,032	1,537	2,298
Operation and maintenance	595	754	1,186	1,453
Depreciation, depletion and amortization	240	216	472	442
Taxes other than income	61	78	141	158
Gain on sale of non-utility assets	—	(2)	—	(128)
Other asset (gains) and losses, reserves and impairments, net	—	16	(3)	12

	1,473	2,094	3,333	4,235

Operating Income	215	157	610	586

Other (Income) and Deductions
Interest expense	134	122	266	246
Interest income	(3)	(4)	(6)	(8)
Other income	(22)	(18)	(46)	(40)
Other expenses	(5)	9	9	23

	104	109	223	221

Income Before Income Taxes	111	48	387	365

Income Tax Provision	27	18	124	134

Income from Continuing Operations	84	30	263	231

Discontinued Operations Income, net of tax	—	2	—	14

Net Income	84	32	263	245

Less: Net Income Attributable to Noncontrolling Interests From
Continuing operations	1	2	2	3
Discontinued operations	—	2	—	2

	1	4	2	5

Net Income Attributable to DTE Energy Company	$83	$28	$261	$240

Basic Earnings per Common Share
Income from continuing operations	$.51	$.17	$1.59	$1.40
Discontinued operations	—	—	—	.07

Total	$.51	$.17	$1.59	$1.47

Diluted Earnings per Common Share
Income from continuing operations	$.51	$.17	$1.59	$1.40
Discontinued operations	—	—	—	.07

Total	$.51	$.17	$1.59	$1.47

Weighted Average Common Shares Outstanding
Basic	164	163	164	163
Diluted	164	163	164	163
Dividends Declared per Common Share	$.53	$.53	$1.06	$1.06
See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions)	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$42	$86
Restricted cash	69	86
Accounts receivable (less allowance for doubtful accounts of $293 and $265, respectively)
Customer	1,164	1,666
Other	117	166
Inventories
Fuel and gas	258	333
Materials and supplies	201	206
Deferred income taxes	207	227
Derivative assets	319	316
Other	158	242

	2,535	3,328

Investments
Nuclear decommissioning trust funds	716	685
Other	610	595

	1,326	1,280

Property
Property, plant and equipment	20,359	20,065
Less accumulated depreciation and depletion	(7,966)	(7,834)

	12,393	12,231

Other Assets
Goodwill	2,037	2,037
Regulatory assets	4,145	4,231
Securitized regulatory assets	937	1,001
Intangible assets	58	70
Notes receivable	117	115
Derivative assets	155	140
Other	192	157

	7,641	7,751

Total Assets	$23,895	$24,590

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	June 30	December 31
(in Millions, Except Shares)	2009	2008
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$611	$899
Accrued interest	117	119
Dividends payable	87	86
Short-term borrowings	201	744
Current portion long-term debt, including capital leases	167	362
Derivative liabilities	288	285
Other	605	518

	2,076	3,013

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,739	6,458
Securitization bonds	861	932
Trust preferred-linked securities	289	289
Capital lease obligations	54	62

	7,943	7,741

Other Liabilities
Deferred income taxes	2,025	1,958
Regulatory liabilities	1,201	1,202
Asset retirement obligations	1,378	1,340
Unamortized investment tax credit	91	96
Derivative liabilities	269	344
Liabilities from transportation and storage contracts	103	111
Accrued pension liability	798	871
Accrued postretirement liability	1,413	1,434
Nuclear decommissioning	119	114
Other	300	328

	7,697	7,798

Commitments and Contingencies (Notes 5 and 9)

Shareholders’ Equity
Common stock, without par value, 400,000,000 shares authorized, 164,472,648 and 163,019,596 shares issued and outstanding, respectively	3,214	3,175
Retained earnings	3,072	2,985
Accumulated other comprehensive loss	(145)	(165)

Total DTE Energy Company Shareholders’ Equity	6,141	5,995
Noncontrolling interests	38	43

Total Equity	6,179	6,038

Total Liabilities and Equity	$23,895	$24,590

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
(in Millions)	2009	2008
Operating Activities
Net income	$263	$245
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	472	440
Deferred income taxes	88	180
Gain on sale of non-utility assets	—	(128)
Other asset (gains), losses and reserves, net	3	12
Gain on sale of interests in synfuel projects	—	(15)
Contributions from synfuel partners	—	30
Changes in assets and liabilities, exclusive of changes shown separately (Note 1)	475	771

Net cash from operating activities	1,301	1,535

Investing Activities
Plant and equipment expenditures — utility	(581)	(544)
Plant and equipment expenditures — non-utility	(32)	(110)
Proceeds from sale of interests in synfuel projects	—	82
Refunds to synfuel partners	—	(96)
Proceeds from sale of non-utility assets	—	253
Proceeds from sale of other assets, net	32	16
Restricted cash for debt redemptions	17	54
Proceeds from sale of nuclear decommissioning trust fund assets	182	106
Investment in nuclear decommissioning trust funds	(190)	(124)
Other investments	(38)	(89)

Net cash used for investing activities	(610)	(452)

Financing Activities
Issuance of long-term debt	363	798
Redemption of long-term debt	(355)	(154)
Repurchase of long-term debt	—	(238)
Short-term borrowings, net	(575)	(984)
Issuance of common stock	18	—
Repurchase of common stock	—	(16)
Dividends on common stock	(173)	(172)
Other	(13)	(6)

Net cash used for financing activities	(735)	(772)

Net Increase (Decrease) in Cash and Cash Equivalents	(44)	311
Cash and Cash Equivalents Reclassified from Assets Held for Sale	—	11
Cash and Cash Equivalents at Beginning of Period	86	123

Cash and Cash Equivalents at End of Period	$42	$445

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Shareholders’ Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Interests	Total

Balance, December 31, 2008	163,020	$3,175	$2,985	$(165)	$43	$6,038

Net income	—	—	261	—	2	263
Benefit obligations, net of tax	—	—	—	5	—	5
Foreign currency translation, net of tax	—	—	—	1	—	1
Dividends declared on common stock	—	—	(174)	—	—	(174)
Issuance of common stock	584	18	—	—	—	18
Net change in unrealized losses on derivatives, net of tax	—	—	—	2	—	2
Net change in unrealized losses on investments, net of tax	—	—	—	12	—	12
Stock-based compensation, distributions to noncontrolling interests and other	869	21	—	—	(7)	14

Balance, June 30, 2009	164,473	$3,214	$3,072	$(145)	$38	$6,179

The following table displays other comprehensive income for the six-month periods ended June 30:

(in Millions)	2009	2008
Net income	$263	$245

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $3 and $-, respectively	5	—
Foreign currency translation	1	—
Net unrealized gains (losses) on derivatives:
Gains (losses) during the period, net of taxes of $1 and $(6), respectively	3	(11)
Amounts reclassified to income, net of taxes of $(1) and $1, respectively	(1)	2

	2	(9)

Net unrealized gains (losses) on investments:
Gains (losses) during the period, net of taxes of $7 and $(4), respectively	12	(8)

Comprehensive income	283	228

Less: Comprehensive income attributable to noncontrolling interests	2	5

Comprehensive income attributable to DTE Energy Company	$281	$223

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
A reconciliation of the asset retirement obligations for the six months ended June 30, 2009 follows:

(in Millions)
Asset retirement obligations at January 1, 2009	$1,361
Accretion	44
Liabilities settled	(4)
Revision in estimated cash flows	(4)

Asset retirement obligations at June 30, 2009	1,397
Less amount included in current liabilities	19

$1,378

Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear power plant.
Goodwill
We performed our annual goodwill impairment test on October 1, 2008 and determined that the estimated fair value of our reporting units exceeded their carrying value, and no impairment existed. In the period from October 1, 2008 to March 31, 2009, DTE Energy’s stock price declined 31 percent and at March 31, 2009 was approximately 26 percent below its book value per share of $37.29. We deemed the lengthening duration and severity of the decline in DTE Energy’s stock price to be a triggering event to test for potential goodwill impairment for the first quarter. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date. All reporting units passed Step 1 of the impairment test.
For the quarter ended June 30, 2009, DTE Energy’s closing stock price increased approximately 16 percent. Although DTE is still trading at a discount to book value at the end of the second quarter, the discount improved to approximately 14 percent at June 30, 2009 from approximately 26 percent at March 31, 2009. In assessing whether the continuing discount to book value was an indication of impairment, we considered the following factors: (1) the severity of the decline in DTE’s share price experienced since the fourth quarter of 2008 has diminished and is beginning to recover; and (2) the assumptions incorporated in the first quarter impairment test have either improved or have not changed significantly during the second quarter such that they would change the results of Step 1. As a result of this assessment, we determined that the continuing discount to book value was not a triggering event for impairment testing purposes.
We did, however, identify a goodwill impairment test trigger for our Energy Services reporting unit related to the long-lived asset impairment tests that were performed during the second quarter on certain automotive-related project companies. Accordingly, we performed an interim goodwill impairment test for Energy Services. The fair value of the reporting unit exceeded its carrying value including goodwill. Therefore, the reporting unit passed Step 1 of the impairment test.
Intangible Assets
The Company has certain intangible assets relating to non-utility contracts and emission allowances. The Company amortizes intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years. The gross carrying amount and accumulated amortization of intangible assets at June 30, 2009 were $75 million and $17 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008 were $85 million and $15 million, respectively. Amortization expense of intangible assets is estimated to be $7 million annually for the years 2009 through 2013.
Retirement Benefits and Trusteed Assets
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
Three Months Ended June 30	Pension Benefits		Benefits
(in Millions)	2009	2008	2009	2008
Service cost	$13	$13	$14	$16
Interest cost	51	47	33	31
Expected return on plan assets	(64)	(65)	(14)	(20)
Amortization of:
Net actuarial loss	13	8	19	9
Prior service cost	2	2	(2)	(2)
Net transition liability	—	—	—	1

Net periodic benefit cost	$15	$5	$50	$35

			Other Postretirement
Six Months Ended June 30	Pension Benefits		Benefits
(in Millions)	2009	2008	2009	2008
Service cost	$26	$28	$29	$31
Interest cost	101	95	67	61
Expected return on plan assets	(127)	(130)	(28)	(38)
Amortization of:
Net actuarial loss	26	16	36	19
Prior service cost	3	3	(3)	(3)
Net transition liability	—	—	1	1

Net periodic benefit cost	$29	$12	$102	$71

The Company expects to contribute $250 million to its pension plans during 2009. A $20 million contribution was made to the plans in the second quarter of 2009 and approximately $70 million of contributions were made to the plans in the six-month period ended June 30, 2009.
The Company expects to contribute $130 million to its postretirement medical and life insurance benefit plans during 2009. No contributions were made in the second quarter of 2009. Approximately $40 million of contributions were made to the plans in the six-month period ended June 30, 2009.
Income Taxes
The Company’s effective tax rate from continuing operations for the three months ended June 30, 2009 was 24 percent as compared to 38 percent for the three months ended June 30, 2008, and for the six months ended June 30, 2009 was 32 percent as compared to 37 percent for the six months ended June 30, 2008. The 2009 rate is lower than 2008 due primarily to the recognition of tax benefits from the settlement of tax audits.
The Company had $7 million of unrecognized tax benefits at June 30, 2009 and $18 million at December 31, 2008 that, if recognized, would favorably impact its effective tax rate. During the quarter ended June 30, 2009, the Company settled a federal tax audit for the 2004 through 2006 tax years, which resulted in the recognition of $9 million of unrecognized tax benefits. During the next twelve months, it is reasonably possible that the Company will settle certain state examinations and audits. Furthermore, the statutes of limitations will expire for the Company’s tax returns in various states. Therefore, the Company believes that it is reasonably possible that there will be a decrease in unrecognized tax benefits of $1 million to $2 million within the next twelve months.
Stock-Based Compensation
The Company’s stock incentive program permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares and performance units. Participants in the Plan include the Company’s employees and members of its Board of Directors.
The Company recorded stock-based compensation expense of $12 million and $18 million, with an associated tax benefit of $5 million and $6 million for the three months ended June 30, 2009 and 2008, respectively. The Company recorded stock-based compensation expense of $13 million and $25 million, with an associated tax benefit of $5 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. Compensation cost capitalized in property, plant and equipment was $0.7 million and $0.6 million during the three months ended June 30, 2009 and 2008, respectively. Compensation cost capitalized in property, plant and equipment was $0.8 million and $1 million during the six months ended June 30, 2009 and 2008, respectively.

Stock Options
The following table summarizes our stock option activity for the six months ended June 30, 2009:

			(in Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Options outstanding at January 1, 2009	5,013,699	$42.45
Granted	812,500	$27.75
Exercised	(6,995)	$27.62
Forfeited or expired	(114,760)	$41.31

Options outstanding at June 30, 2009	5,704,444	$40.40	$1.9

Options exercisable at June 30, 2009	4,232,293	$42.43	$—

As of June 30, 2009, the weighted average remaining contractual life for the exercisable shares was 4.6 years. As of June 30, 2009, 1,472,151 options were non-vested. During the six months ended June 30, 2009, 587,571 options vested.
The weighted average grant date fair value of options granted during the six months ended June 30, 2009 was $4.41 per share. The intrinsic value of options exercised for the six months ended June 30, 2009 was $0.04 million. Total option expense recognized was $2 million in the six months ended June 30, 2009 and 2008.
The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	Six Months Ended
	June 30, 2009	June 30, 2008
Risk-free interest rate	2.04%	3.05%
Dividend yield	4.98%	5.20%
Expected volatility	27.88%	20.45%

Expected life	6 years	6 years
Restricted Stock Awards
The following summarizes restricted stock award activity for the six months ended June 30, 2009:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at January 1, 2009	931,722	$45.31
Grants	514,610	$28.63
Forfeitures	(15,102)	$41.52
Vested and issued	(288,535)	$42.87

Balance at June 30, 2009	1,142,695	$38.48

Performance Share Awards
The following summarizes performance share activity for the six months ended June 30, 2009:

Performance Shares
Balance at January 1, 2009	1,321,501
Grants	564,340
Forfeitures	(27,096)
Payouts	(390,656)

Balance at June 30, 2009	1,468,089

Unrecognized Compensation Cost
As of June 30, 2009, the Company had $45 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. These costs are expected to be recognized over a weighted-average period of 1.50 years.
Offsetting Amounts Related to Certain Contracts
Consistent with FSP FIN 39-1, Amendment of FASB Interpretation No. 39, the Company offset the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of June 30, 2009, the total cash collateral received, net of cash collateral posted, was $26 million. In accordance with FSP FIN 39-1, derivative assets and derivative liabilities are shown net of collateral of $58 million and $32 million, respectively. At June 30, 2009, amounts not related to unrealized derivative positions totaling $2 million were included in both accounts receivable and accounts payable, respectively.
Consolidated Statements of Cash Flows
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary cash information:

	Six Months Ended
	June 30
(in Millions)	2009	2008
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$488	$280
Accrued GCR revenue	17	(113)
Inventories	78	53
Accrued/prepaid pensions	(73)	(10)
Accounts payable	(203)	22
Accrued PSCR refund	82	95
Exchange gas payable	(3)	(31)
Income taxes payable	54	1
General taxes	(11)	4
Derivative assets and liabilities	(90)	350
Deferred gains from asset sales	—	33
Gas inventory equalization	96	153
Postretirement obligation	(21)	(35)
Other assets	143	58
Other liabilities	(82)	(89)

	$475	$771

In connection with maintaining certain traded risk management positions, the Company may be required to post cash collateral with its clearing agent. As a result, the Company entered into a demand financing agreement for up to $120 million with its clearing agent in lieu of posting additional cash collateral (a non-cash transaction). There was approximately $27 million outstanding under this facility at June 30, 2009 and approximately $26 million outstanding as of December 31, 2008.
Subsequent Events
The Company has evaluated subsequent events through July 31, 2009, the date that these financial statements were issued.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Accounting
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted SFAS No. 157. As permitted by FASB Staff Position FAS No. 157-2, the Company elected to defer the effective date of SFAS No. 157 as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions for non-financial assets and liabilities as of January 1, 2009. See Note 3 for further disclosures.
In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.
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
The Company adopted these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a significant impact on DTE Energy’s consolidated financial statements.
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
Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. This Statement establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 as of January 1, 2009. Adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.
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
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS No. 165 does not significantly change the Company’s practice for evaluating such events. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009. See Note 1.
Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140. This statement amends the derecognition guidance in SFAS No. 140 and reflects the FASB’s response to issues entities have encountered when applying SFAS No. 140. In addition, SFAS No. 166 addresses concerns expressed by the SEC, members of Congress, and financial statement users about the accounting and disclosures required by SFAS No. 140 in the wake of the subprime mortgage crisis and the deterioration in the global credit markets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. SFAS No. 166 must be applied prospectively to transfers of financial assets occurring on or after its effective date. Accordingly, transferors should not reevaluate historical transfers of financial assets under the derecognition criteria in SFAS No. 166. The adoption of SFAS No. 166 will not have a material impact on DTE Energy’s consolidated financial statements.
Variable Interest Entities (VIE)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement, amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under Interpretation 46(R). The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of Interpretation 46(R), as well as qualifying special purpose entities that are currently outside the scope of Interpretation 46(R). Accordingly, the Company will need to reconsider its previous Interpretation 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact of SFAS No. 167 on DTE Energy’s consolidated financial statements.

FASB Accounting Standards Codification™ (Codification)
In June 2009, the FASB voted to approve that on July 1, 2009, the Codification will become the single source of authoritative nongovernmental U.S. GAAP. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and nonauthoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered nonauthoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.
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
Utility Operations
Detroit Edison — Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when realized. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.
MichCon — MichCon purchases, stores, transports and distributes natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2012. These gas-supply contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward storage and transportation capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.

Non-Utility Operations
Power and Industrial Projects — Business units within this segment manage and operate onsite energy and pulverized coal projects, coke batteries, landfill gas recovery and power generation assets. These businesses utilize fixed-priced contracts in the marketing and management of their assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method. The segment also engages in coal marketing which includes the marketing and trading of physical coal and coal financial instruments, and forward contracts for the purchase and sale of emissions allowances. Certain of these physical and financial coal contracts and contracts for the purchase and sale of emission allowances are derivatives and are accounted for by recording changes in fair value to earnings.
Unconventional Gas Production — The Unconventional Gas Production business is engaged in unconventional gas project development and production. The Company uses derivative contracts to manage changes in the price of natural gas. These derivatives are designated as cash flow hedges. Amounts recorded in Accumulated other comprehensive income will be reclassified to earnings as the related production affects earnings through 2010. Management estimates reclassifying an after-tax gain of approximately $2 million to earnings within the next twelve months.
Energy Trading — Commodity Price Risk — Energy Trading markets and trades wholesale electricity and natural gas physical products and energy financial instruments, and provides risk management services utilizing energy commodity derivative instruments. Forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings unless certain hedge accounting criteria are met.
Energy Trading — Foreign Currency Risk — Energy Trading has foreign currency forward contracts to economically hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. The Company enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless certain hedge accounting criteria are met.
Gas Midstream — These business units are primarily engaged in services related to the transportation and storage of natural gas. These businesses utilize fixed-priced contracts in their marketing and management of their businesses. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
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
The following represents the fair value of derivative instruments as of June 30, 2009:

	Balance Sheet		Balance Sheet
(in Millions)	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:

Commodity Contracts:

Natural Gas	Derivative assets	$6	Derivative liabilities	$—

Derivatives not designated as hedging instruments under SFAS No. 133:

Foreign exchange contracts	Derivative assets	$52	Derivative liabilities	$(48)
Commodity Contracts:

Electricity	Derivative assets	2,023	Derivative liabilities	(1,956)

Natural Gas	Derivative assets	1,778	Derivative liabilities	(1,905)

Coal	Derivative assets	55	Derivative liabilities	(52)

Oil	Derivative assets	35	Derivative liabilities	(38)

Emissions	Derivative assets	6	Derivative liabilities	(13)

Total derivatives not designated as hedging instruments under SFAS No. 133		$3,949		$(4,012)

Total derivatives:
Current		$2,904		$(2,861)
Noncurrent		1,051		(1,151)

Total derivatives		$3,955		$(4,012)

Reconciliation of derivative instruments to
Consolidated Statement of Financial Position:	Current	Noncurrent	Current	Noncurrent
Total fair value of derivatives	$2,904	$1,051	$(2,861)	$(1,151)
Counterparty netting	(2,551)	(872)	2,551	872
Collateral adjustments	(34)	(24)	22	10

Total derivatives as reported	$319	$155	$(288)	$(269)

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 is as follows:

				Location of Gain	Gain (Loss)
				(Loss) Recognized	Recognized in
				in Income on	Income on
	Gain (Loss)	Location of		Derivative	Derivative
	Recognized	Gain (Loss)	Gain (Loss)	(Ineffective	(Ineffective
(in Millions)	in OCI on	Reclassified from	Reclassified from	Portion and Amount	Portion and Amount
Derivatives in SFAS No. 133	Derivative	Accumulated OCI	Accumulated OCI	Excluded from	Excluded from
Cash Flow Hedging	(Effective Portion)	into Income	into Income	Effectiveness	Effectiveness
Relationships	(1)	(Effective Portion)	(Effective Portion) (1)	Testing)	Testing) (1)

Three Months Ended June 30, 2009:
Natural Gas	$—	Operating Revenue	$1	Operating Revenue	$—

Interest Swap (2)		Interest Expense	(1)	Interest Expense	—

		Total	$—	Total	$—

Six Months Ended June 30, 2009:

Natural Gas	$3	Operating Revenue	$3	Operating Revenue	$—

Interest Swap (2)		Interest Expense	(2)	Interest Expense	—

		Total	$1	Total	$—

(1)	Gain (loss) reported after taxes.
(2)	Related to discontinued cash flow hedge.

		Gain (Loss)	Gain (Loss)
		Recognized in	Recognized in
(in Millions)	Location of Gain	Income on	Income on
Derivatives Not Designated	(Loss) Recognized	Derivative for	Derivative for Six
As Hedging Instruments	in Income On	Three Months Ended	Months Ended June
Under SFAS No. 133	Derivative	June 30, 2009	30, 2009
Foreign exchange contracts	Operating Revenue	$(17)	$(11)

Commodity Contracts:
Electricity	Operating Revenue	7	23
Natural Gas	Operating Revenue	126	174
Natural Gas	Fuel, purchased power and gas	(2)	(2)
Coal	Operating Revenue	4	(4)
Coal	Operation and maintenance	3	2
Emissions	Operating Revenue	(9)	5

Total		$112	$187

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statement of Financial Position for the three and six months ended June 30, 2009 is as follows:

		Three Months Ended	Six Months Ended
	Location of Gain	Gain (Loss)	Gain (Loss)
	(Loss) Recognized	Recognized in	Recognized in
	in Regulatory	Regulatory Assets	Regulatory Assets
	Assets / Liabilities	/ Liabilities on	/ Liabilities on
	On Derivative	Derivative	Derivative
FTR and Emissions	Regulatory Asset	$(2)	$(11)
	Regulatory Liability	2	(2)

Total		$—	$(13)

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2009:

Commodity	Number of Units
Electricity (MWh)	102,968,437
Natural Gas (MMBtu)	475,035,952
Coal (Tons)	1,047,037
Oil (bbl)	381,000
Foreign Exchange ($ CAD)	172,336,487
Emissions (Tons)	761,625
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
The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2009, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date was approximately $248 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.
Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants’ use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three and six months ended June 30, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. SFAS No. 157 requires that assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined by SFAS No. 157 as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2009:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	June 30, 2009
Assets:
Cash equivalents	$2	$—	$—	$—	$2
Nuclear decommissioning trusts and Other Investments (1)	522	304	1	—	827
Derivative assets	1,611	1,681	663	(3,481)	474

Total	$2,135	$1,985	$664	$(3,481)	$1,303

Liabilities:
Derivative liabilities	$(1,504)	$(1,650)	$(858)	$3,455	$(557)

Total	$(1,504)	$(1,650)	$(858)	$3,455	$(557)

Net Assets (Liabilities) at June 30, 2009	$631	$335	$(194)	$(26)	$746

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Liability balance as of beginning of the period (1)	$(164)	$(577)	$(183)	$(366)
Changes in fair value recorded in income	(54)	(194)	210	(360)
Changes in fair value recorded in regulatory assets/liabilities	—	—	(2)	—
Changes in fair value recorded in other comprehensive income	—	(10)	4	(17)
Purchases, issuances and settlements	32	(38)	(63)	(103)
Transfers in/out of Level 3	(8)	(21)	(160)	6

Liability balance as of June 30	$(194)	$(840)	$(194)	$(840)

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2009 and 2008	$4	$(194)	$201	$(360)

(1)	Balance as of January 1, 2008 includes a cumulative effect adjustment which represents an increase to the beginning retained earnings related to Level 3 derivatives upon adoption of SFAS No. 157.
Amounts in fair value for Level 3 derivatives increased largely as a result of declining commodity prices. Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain gas transactions.
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
Fair Value of Financial Instruments
The fair value of financial instruments is determined by using various market data and other valuation techniques. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value.

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.0 billion	$8.0 billion	$7.7 billion	$8.0 billion
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

Decommissioning
The following table summarizes the fair value of the nuclear decommissioning trust fund assets.

	June 30	December 31
(in Millions)	2009	2008
Fermi 2	$687	$649
Fermi 1	3	3
Low level radioactive waste	26	33

Total	$716	$685

At June 30, 2009, investments in the external nuclear decommissioning trust funds consisted of approximately 48% in publicly traded equity securities, 51% in fixed debt instruments and 1% in cash equivalents. At December 31, 2008, investments in the external nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed income and 1% in cash equivalents. The debt securities at both June 30, 2009 and December 31, 2008 had an average maturity of approximately 5 years.
The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Realized gains	$3	$7	$19	$11
Realized losses	$(7)	$(7)	$(34)	$(16)
Proceeds from sales of securities	$69	$54	$182	$106
Realized gains and losses and proceeds from sales of securities for the Fermi 2 and the low level Radioactive Waste funds are recorded to the asset retirement obligation regulatory asset and nuclear decommissioning regulatory liability, respectively. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of June 30, 2009
Equity securities	$341	$80
Debt securities	366	15
Cash and cash equivalents	9	—

	$716	$95

As of December 31, 2008
Equity securities	$288	$65
Debt securities	388	17
Cash and cash equivalents	9	—

	$685	$82

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $76 million and $42 million of unrealized losses as regulatory assets at June 30, 2009 and 2008, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. At June 30, 2008, Detroit Edison recognized impairment charges of $0.4 million, for unrealized losses incurred by the Fermi 1 trust.

Other
The following table summarizes the fair value of the Company’s debt and equity securities, excluding nuclear decommissioning trust fund assets:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$91	$91	$99	$99
Equity securities	$10	$10	$28	$28
As of June 30, 2009, available-for-sale securities had unrealized losses of $1 million reflected in other comprehensive income. These securities are comprised primarily of money-market and equity instruments. During the six-month period ended June 30, 2009, $3 million of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into losses for the period. This reclassification includes an other than temporary impairment of debt and equity securities of $4 million. Additionally, gains related to trading securities held at June 30, 2009 were $1 million.
NOTE 4 — DISPOSALS AND DISCONTINUED OPERATIONS
Sale of Interest in Barnett Shale Properties
In 2008, the Company sold a portion of its Barnett shale properties for gross proceeds of approximately $260 million. The Company recognized a gain of $128 million ($80 million after-tax) on the sale in the six months ended June 30, 2008.
Synthetic Fuel Business
Due to the expiration of synfuel production tax credits in 2007, the Synthetic Fuel business ceased operations and was classified as a discontinued operation as of December 31, 2007. The favorable impact of reserve adjustments for the final phase-out percentage of approximately $16 million, the final settlement of other miscellaneous assets and liabilities and related tax impacts resulted in net income of $12 million for the first six months of 2008.
The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at June 30, 2009 is $2.9 billion.
NOTE 5 — REGULATORY MATTERS
2009 Electric Rate Case Filing
Detroit Edison filed a general rate case on January 26, 2009 based on a twelve months ended June 2008 historical test year. The filing with the MPSC requested a $378 million, or 8.1 percent average increase in Detroit Edison’s annual revenues for the twelve months ended June 30, 2010 projected test year. The requested $378 million increase in revenues is required to recover the increased costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, customer uncollectible accounts, inflation, the capital costs of plant additions and the reduction in territory sales.
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
Pursuant to an MPSC order issued May 26, 2009, Detroit Edison filed proposed tariffs on June 26, 2009 to implement $280 million of its requested annual increase on July 26, 2009. On July 16, 2009, the MPSC issued an order requiring Detroit Edison to implement the increase by applying the rate design reflected in its January 26, 2009 application. Detroit Edison expects the impact of this self-implemented increase would be significantly offset by its plan to begin reducing its PSCR factor beginning August 1, 2009. This increase will remain in place until a final order is issued by the MPSC, which is expected in January 2010. If the final rate case order provides for lower rates than we have self-implemented, we must refund the difference with interest.
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
Renewable Energy Plan
In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to achieve compliance with 2008 PA 295, to deliver new, cleaner, renewable electric generation demanded by customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to strive toward achieving state and national goals of increasing energy independence. An MPSC order was issued June 2, 2009 approving the renewable energy plan and customer surcharges beginning in September 2009.
Energy Optimization Plans
In March 2009, Detroit Edison and MichCon filed Energy Optimization Plans with the MPSC as required under 2008 PA 295. The Energy Optimization Plan applications are designed to help each customer class reduce their electric and gas usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. Detroit Edison’s Energy Optimization Plan application proposes energy optimization expenditures for the period 2009-2011 of $134 million and further requests approval of surcharges that are designed to recover these costs. MichCon’s Energy Optimization Plan application proposes energy optimization expenditures for the period 2009-2011 of $55 million and further requests approval of surcharges that are designed to recover these costs. An MPSC order was issued June 2, 2009 approving the Energy Optimization Plans of $117 million and $48 million for Detroit Edison and MichCon, respectively. The surcharges to recover these costs were implemented effective June 3, 2009.
Power Supply Cost Recovery Proceedings
2008 Plan Year — In September 2007, Detroit Edison filed its 2008 PSCR plan case seeking approval of a levelized PSCR factor of 9.23 mills/kWh above the amount included in base rates for all PSCR customers. Also included in the filing was a request for approval of the Company’s emission compliance strategy which included pre-purchases of emission allowances as well as a request for pre-approval of a contract for capacity and energy associated with a renewable (wind) energy project. On January 31, 2008, Detroit Edison filed a revised PSCR plan case seeking approval of a levelized PSCR factor of 11.22 mills/kWh above the amount included in base rates for all PSCR customers. The revised filing supports a 2008 power supply expense forecast of $1.4 billion and includes $43 million for the recovery of a projected 2007 PSCR under-collection. On July 29, 2008, the MPSC issued a temporary order approving Detroit Edison’s request to increase the PSCR factor to 11.22 mills/kWh. In January 2009, the MPSC approved the Company’s 2008 PSCR plan and authorized the Company to charge a maximum PSCR factor of 11.22 mills/kWh for 2008. The Company filed its 2008 PSCR reconciliation case in March 2009. The filing requests recovery of a $19 million PSCR under-collection. In addition, the filing requests authorization to refund its total 2005 PSCR under-collection surcharge at year-end 2008 of $10 million, including interest, to all commercial and industrial customers. Included in the 2008 PSCR reconciliation filing was the Company’s 2008 pension expense mechanism reconciliation that reflects a $50 million over-collection. The Company expects an order in this proceeding in the second quarter of 2010.
2009 Plan Year — In September 2008, Detroit Edison filed its 2009 PSCR plan case seeking approval of a levelized PSCR factor of 17.67 mills/kWh above the amount included in base rates for residential customers and a levelized PSCR factor of 17.29 mills/kWh above the amount included in base rates for commercial and industrial customers. The Company is supporting a total power supply expense forecast of $1.73 billion. The plan also includes approximately $69 million for the recovery of its projected 2008 PSCR under-collection from all customers and approximately $12 million for the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a renewable (wind) energy project. The Company’s PSCR Plan will allow the Company to recover its reasonably and prudently incurred power supply expense including, fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowance costs, transmission costs and MISO costs. The Company self-implemented a PSCR factor of 11.64 mills/kWh above the amount included in base rates for residential customers and a PSCR factor of 11.22 mills/kWh above the amount included in base rates for commercial and industrial customers on bills rendered in January 2009. Subsequently, as a result of the December 23, 2008 MPSC order in the 2007 Detroit Edison rate case, the Company implemented a PSCR factor of 3.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 3.60 mills/kWh below the amount included in base rates for commercial and industrial customers for service rendered effective January 14, 2009. The Company will self-implement a PSCR factor of 10.18 mills/kWh below the amount included in base rates for residential customers and a PSCR factor of 10.46 mills/kWh below the amount included in base rates for commercial and industrial customers for bills rendered effective August 1, 2009.
Gas Rate Case Filings
2003 Gas Rate Case / Motion for Commission Decision and Remand for Control Premium Recovery — MichCon filed a motion with the MPSC on June 1, 2009 requesting a decision on remand from the Court of Appeals for MichCon’s control premium recovery. This motion concerns the control premium that DTE Energy paid to acquire MCN. DTE Energy apportioned the control premium primarily between its Detroit Edison and MichCon subsidiaries. The MPSC denied MichCon’s request to recover its $25 million portion of the control premium in its 2003 rate case.
2009 Gas Rate Case - MichCon filed a general rate case on June 9, 2009 based on a 2008 historical test year. The filing with the MPSC requested a $193 million, or 11.5 percent average increase in MichCon’s annual revenues for a 2010 projected test year. The requested $193 million increase in revenues is required to recover the increased costs associated with the revenue requirement associated with increased investments in net plant and working capital, the impact of high levels of uncollectible expense and the cost of natural gas theft primarily due to economic conditions in Michigan, sales reductions due to customer conservation and the trend of warmer weather on MichCon’s market, and increasing operating costs, largely due to inflation.

In addition, MichCon’s filing made, among other requests, the following proposals:
•	Implementation of a Lost Gas and Company Use — Expense True-up Mechanism;

•	Continued application of an uncollectible expense true-up mechanism based on a $70 million expense level of uncollectible expenses; and,

•	Implementation of a revenue decoupling mechanism.
Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon anticipates self-implementing a rate increase on January 1, 2010.
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
2008 UETM — In March 2009, MichCon filed an application with the MPSC for approval of its UETM for 2008 requesting approximately $87 million consisting of $83 million of costs related to 2008 uncollectible expense and associated carrying charges and $4 million of under-collections for the 2006 UETM. The March 2009 application included a report of MichCon’s 2008 annual safety and training-related expenses, which showed no refund was necessary because actual expenditures exceeded the amount included in base rates. An order is expected in this case in the fourth quarter of 2009. In May 2009, the Michigan Supreme Court denied the Attorney General’s leave to appeal the Court of Appeal’s decision that the MPSC had statutory authority to approve a UETM in a general rate case. In response to this denial, the Attorney General withdrew as an intervenor in this case.
Gas Cost Recovery Proceedings
2007-2008 Plan Year / Base Gas Sale Consolidated —In June 2008, MichCon filed its GCR reconciliation for the 2007-2008 GCR year. The filing supported a total under-recovery, including interest through March 2008, of $10 million. In June 2009, the parties filed a settlement agreement including MichCon’s under-recovery, as filed, plus interest. The MPSC issued an order approving the settlement agreement on July 1, 2009.
2008 — 2009 Plan Year GCR Reconciliation —In June 2009, MichCon filed its GCR reconciliation case for the 2008 — 2009 GCR year. The filing includes a $5 million overrecovery that has already been rolled into the 2009 — 2010 GCR plan year. An MPSC order in this case is expected in 2010.
2009-2010 Plan Year — In December 2008, MichCon filed its GCR plan case for the 2009-2010 GCR plan year. MichCon filed for a maximum GCR factor of $8.46 per Mcf, adjustable by a contingent mechanism. In April 2009, MichCon, MPSC Staff and Intervenors filed a partial settlement agreement in the case establishing the fixed price purchase guidelines MichCon filed in its case are reasonable and prudent for MichCon to use until an MPSC order is issued establishing otherwise. On April 30, 2009, the MPSC issued an order approving the partial settlement agreement. An MPSC order in this case is expected in 2009.
2009 Proposed Base Gas Sale — In July 2008, MichCon filed an application with the MPSC requesting permission to sell an additional 4 Bcf of base gas that will become available for sale as a result of better than expected operations at its storage fields. In February 2009, a settlement agreement was filed with the MPSC, which will allow MichCon to sell and retain the profits of 2 Bcf of base gas, with the remaining 2 Bcf to be used for the benefit of GCR/GCC customers as colder-than-normal weather protection. The settlement also included a provision that MichCon was subject to a moratorium on a general rate case filing until June 2009. An MPSC order was issued March 5, 2009 approving the settlement.

Other
In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. In September 2007, the Court of Appeals remanded to the MPSC, for reconsideration, the MichCon recovery of merger control premium costs. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause. The Company requested rehearing of the Supreme Court order on the merger premium and the Michigan Attorney General requested rehearing of the transmission portion of the order. On June 26, 2009, the Michigan Supreme Court denied both requests for rehearing.
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

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

	Three Months		Six Months
	Ended June 30		Ended June 30
(in Millions, except per share amounts)	2009	2008	2009	2008
Basic Earnings per Share
Net income attributable to DTE Energy Company	$83	$28	$261	$240

Average number of common shares outstanding	164	163	164	163

Weighted average net restricted shares outstanding	1	1	1	1

Dividends paid to common shares	$87	$86	$173	$172
Dividends paid to net restricted shares	—	—	1	1

Total distributed earnings	$87	$86	$174	$173

Net income less distributed earnings	$(4)	$(58)	$87	$67

Distributed (dividends per common share)	$.53	$.53	$1.06	$1.06
Undistributed	(.02)	(.36)	.53	.41

Total Basic Earnings per Common Share	$.51	$.17	$1.59	$1.47

Diluted Earnings per Share
Net income attributable to DTE Energy Company	$83	$28	$261	$240

Average number of common shares outstanding	164	163	164	163

Average incremental shares from assumed exercise of options	—	—	—	—

Common shares for dilutive calculation	164	163	164	163

Weighted average net restricted shares outstanding	1	1	1	1

Dividends paid to common shares	$87	$86	$173	$172
Dividends paid to net restricted shares	—	—	1	1

Total distributed earnings	$87	$86	$174	$173

Net income less distributed earnings	$(4)	$(58)	$87	$67

Distributed (dividends per common share)	$.53	$.53	$1.06	$1.06
Undistributed	(.02)	(.36)	.53	.41

Total Diluted Earnings per Common Share	$.51	$.17	$1.59	$1.47

Options to purchase approximately 5 million and 2 million shares of common stock as of June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

NOTE 7 — LONG-TERM DEBT
Debt Issuances
In 2009, the Company has issued or remarketed the following long-term debt:
(in Millions)

Company	Month Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	April	Tax-Exempt Revenue Bonds (1)(2)	6.00%	2036	$69
DTE Energy	May	Senior Notes (3)	7.625%	2014	300
Detroit Edison	June	Tax-Exempt Revenue Bonds (1)(4)	5.625%	2020	32
Detroit Edison	June	Tax-Exempt Revenue Bonds (1)(5)	5.25%	2029	60
Detroit Edison	June	Tax-Exempt Revenue Bonds (1)(6)	5.50%	2029	59

					$520

(1)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

(2)	Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

(3)	Proceeds were used to repay short-term borrowings.

(4)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity.

(5)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity with a five-year mandatory put.

(6)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity with a seven-year mandatory put.
Debt Retirements and Redemptions
In 2009, the following debt has been retired, through optional redemption or payment at maturity:
(in Millions)

Company	Month Retired	Type	Interest Rate	Maturity	Amount
Detroit Edison	April	Tax-Exempt Revenue Bonds (1)	Variable	2036	$69
DTE Energy	April	Senior Notes	6.65%	2009	200

					$269

(1)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.
NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy and its wholly-owned subsidiaries, Detroit Edison and MichCon, have entered into revolving credit facilities with similar terms. The five-year and two-year revolving credit facilities are with a syndicate of banks and may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy, Detroit Edison and MichCon have various other bank loans and facilities. The above agreements require the Company to maintain a debt to total capitalization ratio of no more than 0.65 to 1. DTE Energy, Detroit Edison and MichCon are in compliance with this financial covenant. The availability under these combined facilities at June 30, 2009 is shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total
Five-year unsecured revolving facility, expiring October 2010	$675	$69	$181	$925
Two-year unsecured revolving facility, expiring April 2011	538	212	250	1,000
One-year unsecured letter of credit facility, expiring in November 2009	30	—	—	30
One-year unsecured letter of credit facility, expiring in June 2010	70	—	—	70
Two-year unsecured letter of credit facility, expiring in May 2011	50	—	—	50
Secured floating rate note, maturing September 2009	—	—	20	20

Total credit facilities at June 30, 2009	1,363	281	451	2,095

Amounts outstanding at June 30, 2009:

Commercial paper issuances	88	—	93	181
Borrowings	—	—	20	20
Letters of credit	273	—	—	273

	361	—	113	474

Net availability at June 30, 2009	$1,002	$281	$338	$1,621

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $16 million which are used for various corporate purposes.
In April 2009, the Company completed an early renewal of $975 million of its syndicated revolving credit facilities before their scheduled expiration in October 2009. The new $1 billion two-year facility will expire in April 2011 and has similar covenants to the prior facility. A new two-year $50 million credit facility was completed in April 2009 and a new one-year $70 million credit facility was completed in June 2009.
In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. At June 30, 2009, the Company had a demand financing agreement for up to $120 million with its clearing agent. In addition to the amounts shown above, the amount outstanding under this agreement was $27 million and $26 million at June 30, 2009 and December 31, 2008, respectively.
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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Review standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. We are in the process of preparing our response to the NOV/FOV, but we believe that the plants identified by the EPA have complied with applicable regulations. Depending upon the outcome of our discussions with the EPA regarding the NOV/FOV, the EPA could bring legal action against Detroit Edison. We could also be required to install additional pollution control equipment at some or all of the power plants in question, engage in Supplemental Environmental Programs, and/or pay fines. We cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Global Climate Change — Proposals for voluntary initiatives and mandatory controls are being discussed in the United States to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The bill has yet to be taken up by the U.S. Senate. The ACESA includes a cap and trade program that would start in 2012 and provides for costs for emissions of greenhouse gases (e.g. carbon dioxide). Meanwhile, the EPA is beginning to implement regulatory action under the Clean Air Act to address climate change. There may be further legislative and or regulatory action to address the issue of changes in climate that may result from the build-up of greenhouse gases in the atmosphere. If passed, legislative or regulatory actions as currently being discussed could have a material impact on our operations and financial position and the rates we charge our customers.
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
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites, the area surrounding an ash landfill and several underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2009 and December 31, 2008, the Company had $11 million and $12 million, respectively, accrued for remediation.
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
The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of June 30, 2009 and December 31, 2008, the Company had approximately $36 million and $38 million, respectively, accrued for remediation.
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
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Company has completed the installation of new environmental equipment at our coke battery facility in Michigan. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a notice of violation regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the

Company cannot predict the impact of this issue. Furthermore, the Company is in the process of settling historical air violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company is investigating wastewater treatment technologies for the coke battery facility located in Pennsylvania. This investigation may result in capital expenditures to meet regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
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
On August 29, 2007, Millennium entered into a borrowing facility to finance the construction costs of the project. The total facility amounts to $800 million and is guaranteed by the project partners, based upon their respective ownership percentages. The facility expires on August 29, 2010 and was fully drawn as of June 30, 2009.
The Company has agreed to guarantee 26 percent of the borrowing facility and in the event of default by Millennium the maximum potential amount of future payments under this guarantee is approximately $210 million. The guarantee includes DTE Energy’s revolving credit facility’s covenant and default provisions by reference. Related to this facility, the Company has also agreed to guarantee 26 percent of Millennium’s forward-starting interest rate swaps with a notional amount of $420 million. The Company’s exposure on the forward-starting interest rate swaps varies with changes in Treasury rates and credit swap spreads and was approximately $12 million pre-tax at June 30, 2009. Because the Company is unable to accurately anticipate changes in Treasury rates and credit swap spreads, it is unable to estimate its maximum exposure under its share of Millennium’s forward-starting interest rate swaps. An incremental 0.25 percent decrease in the forward interest rate swap rates will increase its exposure by approximately $3 million. There are no recourse provisions or collateral that would enable the Company to recover any amounts paid under the guarantees, other than its share of project assets.
Other Guarantees
In January 2003, the Company sold the steam heating business of Detroit Edison to Thermal Ventures II, LP. Under the terms of sale, Detroit Edison guaranteed bank loans of $13 million that Thermal Ventures II, LP used for capital improvements to the steam heating system. At June 30, 2009, the Company had reserves of $13 million related to the bank loan guarantee.
The Company’s other guarantees are not individually material with maximum potential payments totaling $10 million at June 30, 2009.
The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2009, the Company had approximately $12 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.

Purchase Commitments
Detroit Edison has an Energy Purchase Agreement to purchase electricity from the Greater Detroit Resource Recovery Authority (GDRRA). The term of the Energy Purchase Agreement for the purchase of electricity runs through June 2024. The Company estimates electric purchase commitments from 2009 through 2024 will not exceed $300 million in the aggregate.
As of June 30, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5.9 billion from 2009 through 2051. The Company also estimates that 2009 capital expenditures will be approximately $1.1 billion. The Company has made certain commitments in connection with expected capital expenditures.
Bankruptcies
The Company purchases and sells electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.
The Company’s utilities and certain non-utility businesses provide services to the domestic automotive industry, including General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler LLC (Chrysler) and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $9.3 million of pre-petition accounts receivable related to Chrysler as of June 30, 2009. GM filed for bankruptcy protection on June 1, 2009. We have reserved or written off approximately $6.6 million of pre-petition accounts and notes receivable related to GM as of June 30, 2009.
The Company’s Power and Industrial Projects segment has long-term contracts with GM to provide onsite energy services at certain of its manufacturing and administrative facilities. The long-term contracts provide for full recovery of its investment in the event of early termination. At June 30, 2009, the book value of long-lived assets used in the servicing of these facilities was approximately $69 million. Certain of these long-lived assets have been funded by non-recourse financing totaling approximately $57 million at June 30, 2009.
The Company’s Power and Industrial Projects segment also has an equity investment of approximately $52 million in an entity which provides onsite services to Chrysler manufacturing facilities. Chrysler’s performance under the long-term contracts for services is guaranteed by Daimler North America Corporation (Daimler), a subsidiary of Daimler AG. The long-term contracts and the supporting Daimler guarantee provide for full recovery of the Company’s investment in the event of early termination or default. Chrysler has announced the closure of one site that is under a long-term service contract with the Company. Through June 30, 2009, to the extent that Chrysler has not been performing in accordance with its contracts, Daimler has been performing under its guarantee. Therefore, the Company believes that it will recover its investment in the event of a facility closure or a Chrysler default.
In the second quarter of 2009, the Company determined that the GM and Chrysler bankruptcy filings were triggering events to assess certain automotive-related long-lived assets for impairment. As of June 30, 2009, the Company performed an impairment analysis on our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on its undiscounted cash flow projections and fair value calculations, the Company determined that it did not have an impairment loss at June 30, 2009. We have also determined that we do not have an other than temporary decline in our Chrysler-related equity investment as described in APB 18, The Equity Method of Accounting for Investments in Common Stock. The Company’s assumptions and conclusions may change in the future and we could have an impairment loss if certain facilities are not utilized as currently anticipated.

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
NOTE 10 — SEGMENT INFORMATION
The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:
Electric Utility
•	The Company’s Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.2 million residential, commercial and industrial customers in southeastern Michigan.
Gas Utility
•	The Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan. A significant portion of the storage and transmission business within MichCon relates to customers who ultimately move the gas to other states and Canada. MichCon also has subsidiaries involved in the gathering, processing and transmission of natural gas in northern Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Non-utility Operations
•	Gas Midstream consists of gas pipelines and storage businesses;

•	Unconventional Gas Production is engaged in unconventional gas project development and production;

•	Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers, biomass energy projects and coal transportation and marketing; and

•	Energy Trading primarily consists of energy marketing and trading operations.
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Electric Utility	$8	$2	$14	$6
Gas Utility	(1)	3	—	3
Gas Midstream	1	2	3	5
Unconventional Gas Production	—	—	—	—
Power and Industrial Projects	(7)	3	(3)	9
Energy Trading	21	40	53	72
Corporate & Other	(16)	(17)	(39)	(42)

	$6	$33	$28	$53

Financial data of the business segments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in Millions)	2009	2008	2009	2008
Operating Revenues
Electric Utility	$1,108	$1,173	$2,226	$2,326
Gas Utility	292	397	1,063	1,312
Non-utility Operations:
Gas Midstream	20	17	42	34
Unconventional Gas Production	8	13	15	23
Power and Industrial Projects	138	238	293	454
Energy Trading	128	435	332	723

	294	703	682	1,234

Corporate & Other	—	11	—	2
Reconciliation & Eliminations	(6)	(33)	(28)	(53)

Total From Continuing Operations	$1,688	$2,251	$3,943	$4,821

Net Income (Loss) by Segment:
Electric Utility	$79	$51	$157	$92
Gas Utility	(15)	(11)	46	48
Non-utility Operations:
Gas Midstream	10	8	24	16
Unconventional Gas Production (1)	(2)	4	(4)	86
Power and Industrial Projects	(6)	(6)	(2)	4
Energy Trading	27	(14)	67	17

Corporate & Other	(10)	(4)	(27)	(35)

Income (Loss) from Continuing Operations
Utility	64	40	203	140
Non-utility	29	(8)	85	123
Corporate & Other	(10)	(4)	(27)	(35)

	83	28	261	228

Discontinued Operations (Note 4)	—	—	—	12

Net Income attributable to DTE Energy	$83	$28	$261	$240

(1)	Net Income of the Unconventional Gas Production segment in the 2008 six-month period reflects the gain on the sale of a portion of the Barnett shale properties. See Note 4.

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
We may be required to refund amounts we collect under self-implemented rates. Recent Michigan legislation allows us to self-implement rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. Our financial performance may be negatively affected if the MPSC sets lower rates than those we have self-implemented, thereby forcing us to issue refunds. We cannot predict what rates the MPSC order will adopt.
Adverse changes in our credit ratings may negatively affect us. Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating could restrict or discontinue our ability to access capital markets, including commercial paper markets, and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which would impact our liquidity.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended June 30, 2009:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs (1)
04/01/09 - 04/30/09	—	$—	—	$822,895,623
05/01/09 - 05/31/09	—	$—	—	$822,895,623
06/01/09 - 06/30/09	—	$—	—	$822,895,623

Total	—	$—	—

(1)	In May 2007, the DTE Energy Board of Directors authorized the repurchase of up to $850 million of common stock through 2009. Through June 30, 2009, no repurchases of common stock were made under this authorization. This authorization provides management with flexibility to pursue share repurchases from time to time, and will depend on actual and future asset monetization, cash flows and investment opportunities.

Item 4. — Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of the holders of Common Stock of the Company was held on April 30, 2009. Proxies for the meeting were solicited pursuant to Regulation 14(a).

(b)	There was no solicitation in opposition to the Board of Directors’ nominees, as listed in the proxy statement, for directors to be elected at the meeting and all such nominees were elected.

The terms of the previously elected eight directors listed below continue until the annual meeting dates shown after each name:

Anthony F. Earley, Jr.	2010
Allan D. Gilmour	2010
Frank M. Hennessey	2010
Gail J. McGovern	2010
Lillian Bauder	2011
W. Frank Fountain, Jr.	2011
Josue Robles, Jr.	2011
James H. Vandenberghe	2011
(c)	At the annual meeting of the holders of Common Stock of the Company held on April 30, 2009, five directors were elected to serve until the annual meeting in 2012 and one director (Mark A. Murray) was elected to serve until the annual meeting in 2011 with the votes shown:

		Total Vote
	Total Vote	Withheld
	For Each	From Each
	Director	Director
Gerard M. Anderson	122,809,094	3,423,187
John E. Lobbia	122,610,654	3,621,627
Eugene A. Miller	103,578,223	22,654,058
Mark A. Murray	122,991,379	3,240,902
Charles W. Pryor, Jr.	122,972,318	3,259,963
Ruth G. Shaw	113,782,250	12,451,933
Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year 2009 with the votes shown:

For	Against	Abstain

124,299,036	1,268,266	665,296
The Shareholder proposal regarding political contributions was not approved:

For	Against	Abstain

26,667,835	58,316,502	13,636,524
The Shareholder proposal regarding election of directors by majority vote was approved:

For	Against	Abstain

117,067,447	7,996,172	1,168,979

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

12-43	Computation of Ratio of Earnings to Fixed Charges.

31-51	Chief Executive Officer Section 302 Form 10-Q Certification.

31-52	Chief Financial Officer Section 302 Form 10-Q Certification.
Exhibits incorporated herein by reference:

4-256	Amendment dated June 1, 2009 to the Twenty-Fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009).

4-257	Amendment dated June 1, 2009 to the Twenty-Sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as trustee (2008 Series KT Variable Rate Senior Notes due 2020) (Exhibit 4-266 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009).
Exhibits furnished herewith:

32-51	Chief Executive Officer Section 906 Form 10-Q Certification.

32-52	Chief Financial Officer Section 906 Form 10-Q Certification.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: July 31, 2009	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer