Form 10-Q/A
period 2009-06-30
DTE ENERGY CO
filed 2009-08-28
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

     Explanatory Note
     The sole purpose of this amendment on Form 10-Q/A to DTE Energy Company’s quarterly report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission on July 31, 2009 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Item 6 Exhibits.

Exhibit
Number	Description

Exhibits filed herewith:

*12-43	Computation of Ratio of Earnings to Fixed Charges.

*31-51	Chief Executive Officer Section 302 Form 10-Q Certification.

*31-52	Chief Financial Officer Section 302 Form 10-Q Certification.

*32-51	Chief Executive Officer Section 906 Form 10-Q Certification.

*32-52	Chief Financial Officer Section 906 Form 10-Q Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Previously

Item 6 Exhibits.
SIGNATURE
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: August 28, 2009	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer

2