Form 10-K
period 2009-12-31
DTE ENERGY CO
filed 2010-02-23
CIK 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2009, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $5.3 billion (based on the New York Stock Exchange closing price on such date). There were 165,633,622 shares of common stock outstanding at January 31, 2010.

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2010 Annual Meeting of Common Shareholders to be held May 6, 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

DTE Energy Company

Annual Report on Form 10-K
Year Ended December 31, 2009

		Page

DEFINITIONS		2
Forward -Looking Statements		4
PART I
Items 1., 1A., 1B. & 2.	Business, Risk Factors, Unresolved Staff Comments and Properties	6
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	140
Item 9A.	Controls and Procedures	140
Item 9B.	Other Information	140
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	140
Item 11.	Executive Compensation	140
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	140
Item 13.	Certain Relationships and Related Transactions, and Director Independence	140
Item 14.	Principal Accountant Fees and Services	140

PART IV
Item 15.	Exhibits and Financial Statement Schedules	140
Signatures		152
EX-12.45
EX-21.5
EX-23.22
EX-23.23
EX-31.55
EX-31.56
EX-32.55
EX-32.56
EX-99.49
EX-99.50
EX-99.51
EX-99.52
EX-99.53
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	DTE Energy Company and any subsidiary companies
CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process
Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.
Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies
DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FTRs	Financial transmission rights
GCR	A gas cost recovery mechanism authorized by the MPSC that allows MichCon to recover through rates its natural gas costs.
ISO-NE	ISO New England Inc. is a Regional Transmission Organization serving Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
MDEQ	Michigan Department of Environmental Quality
MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies
MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.
MPSC	Michigan Public Service Commission
Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC or the FERC.
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PJM	PJM Interconnection LLC is a Regional Transmission Organization serving all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.
Proved reserves	Estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.
PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.
Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.
SFAS	Statement of Financial Accounting Standards

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company
Synfuels	The fuel produced through a process involving chemically modifying and binding particles of coal. Synfuels are used for power generation and coke production. Synfuel production through December 31, 2007 generated production tax credits.
Unconventional Gas	Includes those oil and gas deposits that originated and are stored in coal bed, tight sandstone and shale formations.

Units of Measurement

Bcf	Billion cubic feet of gas
Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil.
GWh	Gigawatthour of electricity
kWh	Kilowatthour of electricity
Mcf	Thousand cubic feet of gas
MMcf	Million cubic feet of gas
MW	Megawatt of electricity
MWh	Megawatthour of electricity

Forward-Looking Statements

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	the length and severity of ongoing economic decline resulting in lower demand, customer conservation and increased thefts of electricity and gas;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, a carbon tax or cap and trade structure and ash landfill regulations;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and challenges in estimating gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.

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

Part I

Items 1. and 2.  Business and Properties

General

In 1995, DTE Energy incorporated in the State of Michigan. Our utility operations consist primarily of Detroit Edison and MichCon. We also have four other segments that are engaged in a variety of energy-related businesses.

Detroit Edison is a Michigan corporation organized in 1903 and is a public utility subject to regulation by the MPSC and the FERC. Detroit Edison is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.

MichCon is a Michigan corporation organized in 1898 and is a public utility subject to regulation by the MPSC. MichCon is engaged in the purchase, storage, transmission, gathering, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan.

Our other segments are involved in 1) gas pipelines and storage; 2) unconventional gas exploration, development, and production; 3) power and industrial projects and coal transportation and marketing; and 4) energy marketing and trading operations.

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

The Company’s Code of Ethics and Standards of Behavior, Board of Directors’ Mission and Guidelines, Board Committee Charters, and Categorical Standards of Director Independence are also posted on its website. The information on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the SEC.

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

Corporate Structure

Based on the following structure, we set strategic goals, allocate resources, and evaluate performance. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 of this Report for financial information by segment for the last three years.

Electric Utility

•	The Company’s Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million residential, commercial and industrial customers in southeastern Michigan.

Gas Utility

•	The Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million residential,

commercial and industrial customers throughout Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Non-Utility Operations

•	Gas Storage and Pipelines consists of natural gas pipelines and storage businesses.

•	Unconventional Gas Production is engaged in unconventional gas project development and production.

•	Power and Industrial Projects is comprised of coke batteries and pulverized coal projects, reduced emission fuel and steel industry fuel-related projects, on-site energy services, power generation and coal transportation and marketing.

•	Energy Trading consists of energy marketing and trading operations.

Corporate & Other, includes various holding company activities, holds certain non-utility debt and energy-related investments.

Refer to our Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.

ELECTRIC UTILITY

Description

Our Electric Utility segment consists of Detroit Edison. Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our several fossil plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, principally throughout southeastern Michigan.

Revenue by Service

	2009	2008	2007
	(in Millions)

Residential	$1,820	$1,726	$1,739
Commercial	1,702	1,753	1,723
Industrial	730	894	854
Other	299	289	384

Subtotal	4,551	4,662	4,700
Interconnection sales(1)	163	212	200

Total Revenue	$4,714	$4,874	$4,900

(1)	Represents power that is not distributed by Detroit Edison.

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

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have nine long-term and nine short-term contracts for a total purchase of approximately 28 million tons of low-sulfur western coal to be delivered from 2010 through 2012. We also have nine long-term and two short-term contracts for the purchase of approximately 9 million tons of Appalachian coal to be delivered from 2010 through 2012. All of these contracts have fixed prices. We have approximately 87% of our 2010 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have transportation contracts with companies to provide rail and vessel services for delivery of purchased coal to our generating facilities.

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

Generating plants owned and in service as of December 31, 2009 are as follows:

		Summer Net
	Location by	Rated
	Michigan	Capability(1)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River(2)	St. Clair	1,034	9.3	1984 and 1985
Conners Creek	Wayne	230	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	103	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe(3)	Monroe	3,090	27.9	1971, 1973 and 1974
River Rouge	Wayne	523	4.7	1957 and 1958
St. Clair(4)	St. Clair	1,365	12.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	730	6.6	1949 and 1968

		7,944	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2(5)	Monroe	1,102	10.0	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.3	1973

		11,064	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	The Belle River capability represents Detroit Edison’s entitlement to 81.39% of the capacity and energy of the plant. See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(3)	The Monroe power plant provided 38% of Detroit Edison’s total 2009 power generation.

(4)	Excludes one oil-fueled unit (250 MW) in cold standby status.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW.

See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

Detroit Edison owns and operates 677 distribution substations with a capacity of approximately 33,347,000 kilovolt-amperes (kVA) and approximately 423,600 line transformers with a capacity of approximately 21,883,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2009:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground

4.8 kV to 13.2 kV	28,243	13,884
24 kV	177	681
40 kV	2,317	363
120 kV	54	13

	30,791	14,941

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

See Notes 4, 9, 12 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Our distribution operations focus on improving reliability, restoration time and the quality of customer service. We seek to lower our operating costs by improving operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” in Item 1A. of this Report. We expect to minimize the impacts of declines in average customer usage through regulatory mechanisms which will partially decouple our revenue levels from sales volumes.

The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 3% of retail sales in 2009 and 2008, and 4% of such sales in 2007. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and recent energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. We expect that in 2010 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales. When market conditions are favorable, we sell power into the wholesale market, in order to lower costs to full-service customers.

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

Revenue by Service

	2009	2008	2007
	(in Millions)

Gas sales	$1,443	$1,824	$1,536
End user transportation	144	143	140
Intermediate transportation	69	73	59
Storage and other	132	112	140

Total Revenue	$1,788	$2,152	$1,875

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End user transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate transportation — Gas delivery service provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transmission system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Storage and other — Includes revenues from gas storage, appliance maintenance, facility development and other energy-related services.

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

Natural Gas Supply

Our gas distribution system has a planned maximum daily send-out capacity of 2.6 Bcf, with approximately 67% of the volume coming from underground storage for 2009. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

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

We are directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent and Canadian regions. Our primary long-term transportation supply contracts are as follows:

	Availability	Contract
	(MMcf/d)	Expiration

TransCanada PipeLines Limited	53	2010
Great Lakes Gas Transmission L.P.	30	2010
Vector Pipeline L.P.	50	2012
ANR Pipeline Company	245	2013
Viking Gas Transmission Company	51	2013
Panhandle Eastern Pipeline Company	75	2029

Properties

We own distribution, transmission and storage properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,177,000 service lines and approximately 1,312,000 active meters. We own approximately 2,100 miles of transmission lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.

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

We own 666 miles of transportation and gathering (non-utility) pipelines in the northern lower peninsula of Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital-lease arrangement. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Regulation

MichCon’s business is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters. MichCon’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. MichCon operates natural gas transportation and storage facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate transportation and storage services pursuant to an MPSC-approved tariff. MichCon also provides interstate transportation and storage services in accordance with an Operating Statement on file with the FERC. We are subject to the requirements of other regulatory agencies with respect to safety, the environment and health.

See Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

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

Strategy and Competition

Our strategy is to be the preferred provider of natural gas in Michigan. As a result of more efficient furnaces and appliances, and customer conservation due to high natural gas prices and economic conditions, we expect future sales volumes to decline. We expect to minimize the impacts of declines in usage through regulatory mechanisms we have requested in our current rate case, which will partially decouple our revenue levels from sales volumes. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We continue to focus on lowering our operating costs by improving operating efficiencies.

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

Our extensive transmission pipeline system has enabled us to market 400 to 500 Bcf annually for intermediate transportation services and storage services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Midwestern interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canada.

MichCon’s storage capacity is used to store natural gas for delivery to MichCon’s customers as well as sold to third parties, under a variety of arrangements for periods up to three years. Prices for storage arrangements for shorter periods are generally higher, but more volatile than for longer periods. Prices are influenced primarily by market conditions and natural gas pricing.

GAS STORAGE AND PIPELINES

Description

Gas Storage and Pipelines owns partnership interests in two interstate transmission pipelines and two natural gas storage fields. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts. We have a partnership interest in Vector Pipeline (Vector), an interstate transmission pipeline, which connects Michigan to Chicago and Ontario. We also hold partnership interests in Millennium Pipeline Company which indirectly connects southern New York State to Upper Midwest/Canadian supply, while providing transportation service into the New York City markets. We have storage assets in Michigan capable of storing up to 90 Bcf in natural gas storage fields located in Southeast Michigan. The Washington 10 and 28 storage facilities are high deliverability storage fields having bi-directional interconnections with Vector Pipeline and MichCon providing our customers access to the Chicago, Michigan, other Midwest and Ontario markets.

Our customers include various utilities, pipelines, and producers and marketers.

Properties

The Gas Storage and Pipelines business holds the following property:

Property Classification	% Owned	Description	Location

Pipelines
Vector Pipeline	40%	348-mile pipeline with 1,300 MMcf per day capacity	IN, IL, MI & Ontario
Millennium Pipeline	26%	182-mile pipeline with 525 MMcf per day capacity	New York
Storage
Washington 10 (includes Shelby 2 Storage)	100%	74 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, MichCon provides physical operations, maintenance, and technical support for the Washington 28 and Washington 10 storage facilities.

Regulation

The Gas Storage and Pipelines business operates natural gas storage facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate storage and related services pursuant to an MPSC-approved tariff. We also provide interstate services in accordance with an Operating Statement on file with the FERC. Vector and Millennium Pipelines provide interstate transportation services in accordance with their FERC-approved tariffs.

Strategy and Competition

Our Gas Storage and Pipelines business expects to continue its steady growth plan by expanding existing assets and developing new assets that are typically supported with long-term customer commitments. The Gas Storage and Pipelines business focuses on asset development opportunities in the Midwest-to-Northeast region to supply natural gas to meet growing demand. We expect much of the growth in the demand for natural gas in the U.S. to occur within the Mid-Atlantic and New England regions. We forecast these regions will require incremental pipeline and gas storage infrastructure necessary to deliver gas volumes to meet growing demand. Vector is an interstate pipeline that is filling a large portion of that need, and is complemented by our Michigan storage facilities. In 2009, we completed the Shelby 2 storage field at our Washington 10 storage complex which increased the capacity by 3 Bcf. Also in 2009, Vector Pipeline completed its Athens, Michigan Compressor Station expansion which increased its long-haul capacity by approximately 100 MMcf/d to 1.3 Bcf/d. Due to the proximity of the Millennium Pipeline to the Marcellus Shale in Southern New York/Northern Pennsylvania, we anticipate that the Millennium Pipeline may have opportunities to expand in the future.

UNCONVENTIONAL GAS PRODUCTION

Description

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production primarily within the Barnett shale in north Texas.

In 2009, we added proved reserves of 67 Bcfe resulting in year-end total proved reserves of 234 Bcfe. The Barnett shale wells yielded 5 Bcfe of production in 2009. Barnett shale leasehold acres increased to 69,272 gross acres (63,367 net of interest of others) excluding impairments. Due to economic conditions and low natural gas prices during the year, we chose to do minimal lease acquisitions and reduce the number of new wells. We drilled a total of 11 wells in the Barnett shale acreage in 2009.

Our Barnett Shale gas production requires processing to extract natural gas liquids. Therefore, our wells are dedicated to various gathering and processing companies in the Fort Worth Basin. The revenues received for all products are based on prevailing market prices.

Properties and Other

The following information pertains to our interests in the Barnett shale as of December 31:

	2009	2008	2007

Producing Wells(1)(2)(3)	168	155	120
Developed Lease Acreage(1)(3)(4)	14,968	14,248	9,880
Undeveloped Lease Acreage(1)(3)(5)	48,399	46,187	38,066
Production Volume (Bcfe)	5.0	5.0	3.0
Proved Reserves (Bcfe)(6)	234	167	144
Capital Expenditures (in millions)(3)	$26	$100	$89
Future Undiscounted Cash Flows (in millions)(7)	$392	$324	$521
Average Gas Price, excluding hedge contracts (per Mcf)	$4.34	$8.69	$6.29

(1)	Excludes the interest of others.

(2)	Producing wells are the number of wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

(3)	Excludes sold and impaired properties.

(4)	Developed lease acreage is the number of acres that are allocated or assignable to productive wells or wells capable of production.

(5)	Undeveloped lease acreage is the number of acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

(6)	The increase in proved reserves in 2009 is primarily due to a definitional change in the disclosure rule issued by the SEC and technological improvements.

(7)	Represents the standardized measure of undiscounted future net cash flows utilizing extensive estimates. The estimated future net cash flow computations should not be considered to represent our estimate of the expected revenues or the current value of existing proved reserves and do not include the impact of hedge contracts.

Strategy and Competition

We manage and operate our properties to maximize returns on investment and increase earnings. We continue to develop our holdings in the western portion of the Barnett shale and seek opportunities for acquisitions or divestitures of select properties within our asset base, when conditions are appropriate. Competitive pressures in the Barnett shale have decreased due to lower commodity prices resulting in reduced investment by industry participants. This downward pressure has created opportunities for us to reduce operating expenses and grow at lower cost than in prior periods.

From time to time, we use financial derivative contracts to manage a portion of our exposure to changes in the price of natural gas on our forecasted natural gas sales. The following is a summary of the financial contracts in place at December 31, 2009 related to Barnett shale production:

2010

Long-term fixed price obligations
Volume (Bcf)	1.2
Price (per Mcf)	$7.16

In 2010, we expect to drill approximately 10 to 15 wells in the Barnett shale. Investment for the area is expected to be approximately $25 million during 2010.

POWER AND INDUSTRIAL PROJECTS

Description

Power and Industrial Projects is comprised primarily of projects that deliver energy products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity from biomass-fired energy projects. This business segment provides services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries.

Products and services include pulverized coal and petroleum coke supply, metallurgical coke supply, power generation, steam production, chilled water production, wastewater treatment, compressed air supply and reduced emission fuel. We own and operate one gas-fired peaking electric generating plant, two biomass-fired electric generating plants and own one coal-fired power plant. Two additional biomass-fired electric generating plants are currently under development pending certain regulatory approvals with expected in-service dates of August 2010 and March 2013. Production tax credits related to two of the coke battery facilities expired on December 31, 2009.

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

We deliver reduced emission fuel to utilities with coal-fired electric generation power plants. We own and operate five facilities that process raw coal into reduced emission fuel resulting in significant reductions in Nitrogen Oxide (NO), Sulfur Dioxide (SO2), and Mercury (Hg) emissions. Production tax credits are expected to be generated by these facilities beginning in 2010 and continuing for ten years upon achieving certain criteria, including entering into transactions with unrelated equity partners or third-party customers for the reduced emission fuel. We expect to reduce our ownership interests in these facilities in 2010. We are investors in steel industry fuel entities which sell steel industry fuel to unrelated parties at three coke battery sites. Steel industry fuels facilities recycle tar decanter sludge, a byproduct of the coking process. Tax credits were generated in 2009 and we expect to generate additional credits in 2010. The ability to generate tax credits from the steel industry fuel process expires at the end of 2010.

Properties and Other

The following are significant properties operated by the Power and Industrial projects segment:

Facility	Location	Service Type

Steel
Pulverized Coal Operations	MI & MD	Pulverized Coal
Coke Production	MI, PA & IN	Metallurgical Coke Supply/Steel Industry Fuels
Other Investment in Coke Production	IN	Metallurgical Coke Supply/Steel Industry Fuels
On-Site Energy
Automotive	Various sites in MI, IN, OH, NY & PA	Electric Distribution, Chilled Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist and Dust Collectors, Steam and Chilled Water
Airports	MI & PA	Electricity, Hot and Chilled Water
Power & Renewables
Pulp and Paper	AL	Electric Generation and Steam
Power Generation	MI	Natural Gas
Other Industries
Reduced Emission Fuel	MI	Reduced Emission Fuel Supply
Coal Terminaling	IL	Coal Terminal and Blending
Pulverized PetCoke	MS	Pulverized Petroleum Coke
Landfill Gas Recovery	Various U.S. Sites	Landfill Gas Production

Landfill Gas Recovery

	2009	2008	2007

Landfill Sites	23	23	28
Gas Produced (in Bcf)	19.6	18.6	23.5

Coal Transportation and Marketing

	2009	2008	2007
	(in Millions)

Tons of Coal Shipped(1)	20	18	35

(1)	Includes intercompany transactions of 1 million, 2 million, and 19 million tons in 2009, 2008, and 2007, respectively, primarily related to synfuel operations in 2007.

	2009	2008	2007
	(in Millions)

Production Tax Credits Generated (Allocated to DTE Energy)
Coke Battery(1)	$5	$5	$5
Steel Industry Fuels(2)	4	—	—
Power Generation	2	2	2
Landfill Gas Recovery	1	—	3

(1)	Tax laws enabling production tax credits related to two coke battery facilities expired on December 31, 2009.

(2)	IRS regulations enabling the steel industry fuel tax credits are scheduled to expire on December 31, 2010.

Strategy and Competition

Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow our steel; renewable power; on-site energy; coal transportation, marketing, storage and blending; landfill gas recovery; and reduced emission fuel businesses. We also will continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for our existing disparate businesses who provide similar products and services.

We anticipate building around our core strengths in the markets where we operate. In determining the markets in which to compete, we examine closely the regulatory and competitive environment, the number of competitors and our ability to achieve sustainable margins. We plan to maximize the effectiveness of our inter-related businesses as we expand. As we pursue growth opportunities, our first priority will be to achieve value-added returns.

We intend to focus on the following areas for growth:

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects qualifying for tax credits; and

•	Providing operating services to owners of industrial and power plants.

After experiencing a weakened U.S. economy including constricted capital and credit markets, we expect a return to normal demand for our steel-related products in 2010 improving the financial performance of our coke battery and pulverized coal operations. In addition, our two primary automotive customers, General Motors and Chrysler, have emerged from bankruptcy and we continue providing onsite products and services. We will continue to monitor the steel and automotive industries closely during 2010.

Our Coal Transportation and Marketing business will continue to leverage its existing business in 2010. Trends such as carbon and greenhouse gas legislation, railroad and mining consolidation and the lack of certainty in developing new mines could have an impact on how we compete in the future. In 2011, our existing long-term rail transportation contract, which is at rates significantly below the current market, will expire and we anticipate a decrease in transportation-related revenue of approximately $120 million as a result. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers. We will seek to build our capacity to transport, store and blend greater amounts of coal and expect to continue to grow our business in a manner consistent with, and complementary to, the growth of our other business segments.

ENERGY TRADING

Description

Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Our customer base is predominantly utilities, local distribution companies, pipelines, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. Most of the derivative financial instruments are accounted for under the mark-to-market method, which results in the recognition in earnings of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.

Significant portions of the electric and gas marketing and trading portfolio are economically hedged. The portfolio includes financial instruments and gas inventory, as well as contracted natural gas pipelines and storage and power transmission and generation capacity positions. Most financial instruments are deemed derivatives; however, gas inventory, power transmission, pipelines and certain storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. This results in gains and losses that are recognized in different accounting periods. We may incur mark-to-market gains or losses in one period that could reverse in subsequent periods.

Regulation

Energy Trading has market-based rate authority from the FERC to sell power and authority from FERC to sell natural gas at market prices. Energy Trading is subject to FERC reporting requirements and market behavior rules. Energy Trading also complies with position limits and reporting requirements related to financial trading set by the Commodity Futures Trading Commission.

Strategy and Competition

Our strategy for the energy trading business is to deliver value-added services to our customers. We seek to manage this business in a manner consistent with and complementary to the growth of our other business segments. We focus on physical marketing and the optimization of our portfolio of energy assets. We compete with electric and gas marketers, financial institutions, traders, utilities and other energy providers. The trading business is dependent upon the availability of capital and an investment grade credit rating. The Company believes it has ample available capital capacity to support Energy Trading activities. We monitor our use of capital closely to ensure that our commitments do not exceed capacity. A material credit restriction would negatively impact our financial performance. Competitors with greater access to capital or at a lower cost may have a competitive advantage. We have risk management and credit processes to monitor and mitigate risk.

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

2007
(in Millions)

Production Tax Credits Generated
Allocated to DTE Energy	$21
Allocated to partners	186

$207

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

	Electric	Gas	Total
	(in Millions)

Air	$2,200	$—	$2,200
Water	55	—	55
MGP sites	5	36	41
Other sites	21	2	23

Estimated total future expenditures through 2019	$2,281	$38	$2,319

Estimated 2010 expenditures	$82	$5	$87

Estimated 2011 expenditures	$253	$6	$259

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best available technology for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. Gas Utility owns, or previously owned, fifteen such former MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, gas pipelines, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.

Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

The EPA has expressed its intentions to develop new federal regulations for coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). A proposed regulation is expected in the first quarter of 2010. Among the options EPA is currently considering, is a ruling that may designate coal ash as a “Hazardous Waste” as defined by RCRA. However, agencies and legislatures have urged EPA to regulate coal ash as a non-hazardous waste. If EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes.

Some of the regulatory actions currently being contemplated could have a material adverse impact on our operations and financial position and the rates we charge our customers.

Global Climate Change — Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The ACESA includes a cap and trade program that would start in 2012 and provides for costs to emit greenhouse gases. Despite action by the Senate Environmental and Public Works Committee to pass a similar but more stringent bill in October 2009, full Senate action on a climate bill is not expected before the spring of 2010. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

Non-utility — Our non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. Our non-utility affiliates are substantially in compliance with all environmental requirements.

See Notes 12 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report and Management’s Discussion and Analysis in Item 7 of this Report.

EMPLOYEES

We had 10,244 employees as of December 31, 2009, of which 5,186 were represented by unions. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.

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

Regional and national economic conditions can have an unfavorable impact on us.  Our utility and non-utility businesses follow the economic cycles of the customers we serve. Our utilities and certain non-utility businesses provide services to the domestic automotive and steel industries which have undergone considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and gas, and demand for energy services we supply, collections of accounts receivable and potentially higher levels of lost or stolen gas will result in decreased earnings and cash flow.

Adverse changes in our credit ratings may negatively affect us.  Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in our economic performance, could result in credit agencies reexamining our credit rating. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in our credit rating below investment grade could restrict or discontinue our ability to access capital markets and could result in an increase in our borrowing costs, a reduced level of capital expenditures and could impact future earnings and cash flows. In addition, a reduction in credit rating may require us to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products and services, which could impact our liquidity.

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have substantial amounts of credit facilities that expire in 2010. We intend to seek to renew the facilities on or before the expiration dates. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/or an increase in our borrowing costs and negatively impact our financial performance.

Poor investment performance of pension and other postretirement benefit plan holdings and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, potentially increasing benefit expense and funding requirements. Also, if future increases in pension and postretirement benefit costs as a result of reduced plan assets are not recoverable from Detroit Edison or MichCon customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.

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

Our participation in energy trading markets subjects us to risk.  Events in the energy trading industry have increased the level of scrutiny on the energy trading business and the energy industry as a whole. In certain situations we may be required to post collateral to support trading operations, which could be substantial. If access to liquidity to support trading activities is curtailed, we could experience decreased earnings potential and cash flows. Energy trading activities take place in volatile markets and expose us to risks related to commodity price movements. We routinely have speculative trading positions in the market, within strict policy guidelines we set, resulting from the management of our business portfolio. To the extent speculative trading positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position. We manage our exposure by establishing and enforcing strict risk limits and risk management procedures. During periods of extreme volatility, these risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities. As a result, we cannot predict the impact that our energy trading and risk management decisions may have on our business, operating results or financial position.

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

We are subject to rate regulation.  Electric and gas rates for our utilities are set by the MPSC and the FERC and cannot be increased without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers’ rates. Our regulators also may decide to disallow recovery of certain costs in customers’ rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. The State of Michigan will elect a new governor and legislature in 2010 and we cannot predict the outcome of that election. We cannot predict whether election results or changes in political conditions will affect the regulations or interpretations affecting our utilities. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses.

We may be required to refund amounts we collect under self-implemented rates.  Michigan law allows our utilities to self-implement rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. We have self-implemented rates in the past and have been ordered to make refunds to customers. Our financial performance may be negatively affected if the MPSC sets lower rates in future rate cases than those we have self-implemented, thereby requiring us to issue refunds. We cannot predict what rates an MPSC order will adopt in future rate cases.

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

Construction and capital improvements to our power facilities subject us to risk.  We are managing ongoing and planning future significant construction and capital improvement projects at multiple power generation and distribution facilities. Many factors that could cause delay or increased prices for these complex projects are beyond our control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect our financial performance and operations at the affected facilities.

The supply and/or price of energy commodities and/or related services may impact our financial results.  We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on the amounts we charge our utility customers for electricity and on the profitability of our non-utility business. Our access to natural gas supplies is critical to ensure reliability of service for our utility gas customers. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. The price of natural gas also impacts the market for our non-utility businesses that compete with utilities and alternative electric suppliers.

The supply and/or price other industrial raw and finished inputs and/or related services may impact our financial results.  We are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials and services in order to maintain day-to-day operations and maintenance of our facilities. Price fluctuations or supply interruptions for these commodities and other items could have a negative impact on the amounts we charge our customers for our utility products and on the profitability of our non-utility businesses.

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

Our ability to utilize production tax credits may be limited.  To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. We have generated production tax credits from synfuel, coke production, landfill gas recovery, biomass fired electric generation, reduced emission fuel, steel industry fuel and gas production operations. We have received favorable private letter rulings on all of the synfuel facilities. All production tax credits taken after 2006 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows. We have also provided certain guarantees and indemnities in conjunction with the sales of interests in the synfuel facilities.

We rely on cash flows from subsidiaries.  DTE Energy is a holding company. Cash flows from our utility and non-utility subsidiaries are required to pay interest expenses and dividends on DTE Energy debt and securities. Should a major subsidiary not be able to pay dividends or transfer cash flows to DTE Energy, our ability to pay interest and dividends would be restricted.

Environmental laws and liability may be costly.  We are subject to numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses and plant down times. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.

We may also incur liabilities as a result of potential future requirements to address climate change issues. Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels. If increased regulation of greenhouse gas emissions are implemented, the operations of our fossil-fuel generation assets and our unconventional gas production assets may be significantly impacted. Since there can be no assurances that environmental costs may be recovered through the regulatory process, our financial performance may be negatively impacted as a result of environmental matters.

Renewable portfolio standards and energy efficiency programs may affect our business.  We are subject to Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. Under the current Michigan legislation we will be required in the future to provide a specified percentage of our power from Michigan renewable energy sources. We are developing a strategy for complying with the existing state legislation, but we do not know what requirements may be added by federal legislation. We are actively engaged in developing renewable energy projects and identifying third party projects in which we can invest. We cannot predict the financial impact or costs associated with these future projects.

We are also required by Michigan legislation to implement energy efficiency measures and provide energy efficiency customer awareness and education programs. These requirements necessitate expenditures and implementation of these programs creates the risk of reducing our revenues as customers decrease their energy usage. We do not know how these programs will impact our business and future operating results.

Threats of terrorism or cyber attacks could affect our business.  We may be threatened by problems such as computer viruses or terrorism that may disrupt our operations and could harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.

In addition, our generation plants, gas pipeline and storage facilities and electrical distribution facilities in particular may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. We have increased security as a result of past events and we may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict.

We may not be fully covered by insurance.  We have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of acts of God, terrorism or a combination of other significant unforeseen events that could impact our operations. Economic losses might not be covered in full by insurance or our insurers may be unable to meet contractual obligations.

Failure to maintain the security of personally identifiable information could adversely affect us.  In connection with our business we collect and retain personally identifiable information of our customers, shareholders and employees. Our customers, shareholders and employees expect that we will adequately protect their personal information, and the United States regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss or fraudulent use of customer, shareholder, employee or DTE Energy data by cybercrime or otherwise could adversely impact our reputation and could result in significant costs, fines and litigation.

Benefits of continuous improvement initiatives could be less than we expect.  We have a continuous improvement program that is expected to result in significant cost savings. Actual results achieved through this program could be less than our expectations.

A work interruption may adversely affect us.  Unions represent approximately 5,000 of our employees. A union choosing to strike would have an impact on our business. Contracts with several of our unions, including our contract with our largest union, representing about 3,800 of our employees, expire on different dates throughout 2010. In addition, our contracts with unions representing two small groups of employees expired on December 31, 2009 and another union is currently negotiating its first contract. We cannot predict the outcome of any of these contract negotiations, some of which have not yet commenced. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

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

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. DTE Energy was served with process in March 2008. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants’ business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney’s fees and expenses. On October 15, 2009, the U.S. District Court granted defendants’ motions dismissing all of plaintiffs’ federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their claims. The court also dismissed plaintiffs’ state law claims because the court lacked supplemental jurisdiction over them after it dismissed the federal claims; the dismissal of the state law claims was without prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

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

For additional discussion on legal matters, see Notes 12 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of 2009.

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

Our common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of our common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends
				Paid
Year	Quarter	High	Low	per Share

2009
	First	$37.11	$23.32	$0.530
	Second	$32.43	$27.32	$0.530
	Third	$36.46	$30.59	$0.530
	Fourth	$44.96	$33.75	$0.530
2008
	First	$45.34	$37.81	$0.530
	Second	$44.82	$38.95	$0.530
	Third	$44.97	$38.78	$0.530
	Fourth	$40.92	$27.82	$0.530

At December 31, 2009, there were 165,400,045 shares of our common stock outstanding. These shares were held by a total of 78,903 shareholders of record.

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

We paid cash dividends on our common stock of $347 million in 2009, $344 million in 2008, and $364 million in 2007. The amount of future dividends will depend on our earnings, cash flows, financial condition and other factors that are periodically reviewed by our Board of Directors. Although there can be no assurances, we anticipate paying dividends for the foreseeable future.

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information on dividend restrictions.

All of our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. See Note 22 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional detail.

See the following table for information as of December 31, 2009.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available For
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Plans approved by shareholders	5,593,392	$40.50	4,078,306

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the year ended December 31, 2009:

			Number
			of Shares		Maximum Dollar
			Purchased as		Value that May
		Average	Part of Publicly		Yet Be
	Number of	Price	Announced	Average	Purchased Under
	Shares	Paid per	Plans or	Price Paid	the Plans or
	Purchased(1)	Share(1)	Programs(2)	per Share(2)	Programs(2)

01/01/09 — 01/31/09	—	—	—	—	$822,895,623
02/01/09 — 02/28/09	—	—	—	—	822,895,623
03/01/09 — 03/31/09	—	—	—	—	822,895,623
04/01/09 — 04/30/09	—	—	—	—	822,895,623
05/01/09 — 05/31/09	—	—	—	—	822,895,623
06/01/09 — 06/30/09	—	—	—	—	822,895,623
07/01/09 — 07/31/09	—	—	—	—	822,895,623
08/01/09 — 08/31/09	25,000	$35.01	—	—	822,895,623
09/01/09 — 09/30/09	—	—	—	—	822,895,623
10/01/09 — 10/31/09	—	—	—	—	822,895,623
11/01/09 — 11/30/09	—	—	—	—	822,895,623
12/01/09 — 12/31/09	—	—	—	—	—

Total	25,000		—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

(2)	In May 2007, the DTE Energy Board of Directors authorized the repurchase of up to $850 million of common stock through 2009. During 2009, no repurchases of common stock were made under this authorization that expired on December 31, 2009.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Years Ending December
Company/Index	2005	2006	2007	2008	2009

DTE Energy Company	4.77	17.66	(5.03)	(14.37)	30.08
S&P 500 Index	4.91	15.79	5.49	(37.00)	26.46
S&P 500 Multi-Utilities Index	17.04	16.74	10.86	(24.34)	20.93

	Base	Indexed Returns
	Period	Years Ending December
Company/Index	2004	2005	2006	2007	2008	2009

DTE Energy Company	100	104.77	123.28	117.07	100.25	130.40
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Multi-Utilities Index	100	117.04	136.63	151.47	114.60	138.58

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the accompanying Management’s Discussion and Analysis in Item 7 of this Report and Notes to the Consolidated Financial Statements in Item 8 of this Report.

	2009	2008	2007	2006	2005
	(in Millions, except per share amounts)

Operating Revenues	$8,014	$9,329	$8,475	$8,157	$8,094

Net Income Attributable to DTE Energy Company
Income from continuing operations(1)	$532	$526	$787	$389	$272
Discontinued operations	—	20	184	43	268
Cumulative effect of accounting changes	—	—	—	1	(3)

Net Income Attributable to DTE Energy Company	$532	$546	$971	$433	$537

Diluted Earnings Per Common Share
Income from continuing operations	$3.24	$3.22	$4.61	$2.18	$1.54
Discontinued operations	—	.12	1.08	.24	1.52
Cumulative effect of accounting changes	—	—	—	.01	(.01)

Diluted Earnings Per Common Share	$3.24	$3.34	$5.69	$2.43	$3.05

Financial Information
Dividends declared per share of common stock	$2.12	$2.12	$2.12	$2.075	$2.06
Total assets	$24,195	$24,590	$23,742	$23,785	$23,335
Long-term debt, including capital leases	$7,370	$7,741	$6,971	$7,474	$7,080
Shareholders’ equity	$6,278	$5,995	$5,853	$5,849	$5,769

(1)	2007 amounts include $580 million after-tax gain on the Antrim sale transaction and $210 million after-tax losses on hedge contracts associated with the Antrim sale. 2008 amounts include $80 million after-tax gain on the sale of a portion of the Barnett shale properties. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

DTE Energy is a diversified energy company with 2009 operating revenues in excess of $8 billion and over $24 billion in assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate four energy-related non-utility segments with operations throughout the United States.

The following table summarizes our financial results:

	2009	2008	2007
	(in Millions, except earnings per share)

Income from continuing operations	$535	$531	$791
Diluted earnings per common share from continuing operations	$3.24	$3.22	$4.61
Net income attributable to DTE Energy Company	$532	$546	$971
Diluted earnings per common share	$3.24	$3.34	$5.69

The decrease in 2009 Net income attributable to DTE Energy from 2008 was primarily due to the $80 million after-tax gain recorded in the Unconventional Gas Production segment on the 2008 sale of a portion of Barnett shale properties, partially offset by higher earnings in the Electric Utility and Energy Trading segments. The decrease in Net income attributable to DTE Energy in 2008 from 2007 was primarily due to $370 million in net income resulting from the $580 million after-tax gain on the 2007 sale of the Antrim shale gas exploration and production business, partially offset by $210 million after-tax losses recognized on related hedges, including recognition of amounts previously recorded in accumulated other comprehensive income during 2007.

The items discussed below influenced our current financial performance and/or may affect future results:

•	Impacts of national and regional economic conditions;

•	Effects of weather on utility operations;

•	Collectibility of accounts receivable on utility operations;

•	Impact of regulatory decisions on utility operations;

•	Non-utility operations;

•	Capital investments, including required renewable, energy-efficiency, environmental, reliability-related and other costs; and

•	Environmental matters.

Reference in this report to “we,” “us,” “our,” “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.

UTILITY OPERATIONS

Our Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.

Our Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Impact of National and Regional Economic Conditions

Revenues from our utility operations follow the economic cycles of the customers we serve. Unfavorable national and regional economic trends have resulted in reduced demand for electricity and natural gas in our service territory with corresponding declines in our revenues.

	2009	2008	2007
	(in Millions)

Revenues
Detroit Edison	$4,714	$4,874	$4,900
MichCon	1,788	2,152	1,875

During 2009, Detroit Edison experienced decreases in sales, predominantly in the industrial class, and to a lesser extent in the residential and commercial classes, partially offset by higher interconnection sales. MichCon’s revenues were lower due primarily to lower natural gas costs and customer conservation. We expect to minimize the impacts of declines in average customer usage through regulatory mechanisms which will decouple our revenue levels from sales volumes. We expect to be impacted by the challenges in the domestic automotive and steel industries and the timing and level of recovery in the national and regional economies. Direct and indirect effects of further automotive and other industrial plant closures could have a significant impact on the results of Detroit Edison. As discussed further below, deteriorating economic conditions impact our ability to collect amounts due from our electric and gas customers and drive increased thefts of electricity and natural gas. In the face of these economic conditions, we are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength.

Collectibility of Accounts Receivable on Utility Operations

Although lower than peak levels in 2008, both utilities continue to experience high levels of past due receivables primarily attributable to economic conditions. Our service territories continue to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. Despite the current economic conditions, total arrears were reduced during 2009 in our electric and gas utilities. We have taken actions to manage the level of past due receivables, including increasing customer disconnections, contracting with collection agencies and working with Michigan officials and others to increase the share of low-income funding allocated to our customers.

	2009	2008	2007
	(in Millions)

Uncollectible Expense
Detroit Edison	$78	$87	$65
MichCon	93	126	70

	$171	$213	$135

The MPSC has provided for an uncollectible expense tracking mechanism for MichCon since 2005. The uncollectible expense tracking mechanism enables MichCon to recover or refund 90 percent of the difference between the actual uncollectible expense for each year and $37 million after an annual reconciliation proceeding before the MPSC.

The January 2010 MPSC electric rate order provided for an uncollectible expense tracking mechanism for Detroit Edison. The uncollectible expense tracking mechanism enables Detroit Edison to recover or refund 80 percent of the difference between the actual uncollectible expense for each year and $66 million after an annual reconciliation proceeding before the MPSC.

The bankruptcies of General Motors Corporation (GM) and Chrysler LLC (Chrysler) did not have a significant impact to our uncollectible expense in 2009.

Impact of Regulatory Decisions on Utility Operations

On January 11, 2010, the MPSC issued an order in Detroit Edison’s January 26, 2009 rate case filing. The MPSC approved an annual revenue increase of $217 million or a 4.8% increase in Detroit Edison’s annual revenue requirement for 2010. Included in the approved increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt permanent capital structure. Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $280 million effective on July 26, 2009, the MPSC ordered refunds for the period the self-implemented rates were in effect. Detroit Edison has recorded a refund liability of $27 million at December 31, 2009 representing the 2009 portion of the estimated refund due customers, including interest. The MPSC ordered Detroit Edison to file a refund plan by April 1, 2010.

Other key aspects of the MPSC order include the following:

•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Continued application of an adjustment mechanism for Electric Choice sales that reconciles actual customer choice sales with a base customer choice sales level of 1,586 GWh;

•	Continued application of adjustment mechanisms to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $117 million and $47 million, respectively. The change in base expense level was applied retroactive to the July 26, 2009 self-implementation date;

•	Implementation of a pilot Revenue Decoupling Mechanism, that will compare actual (non-weather normalized) sales per customer with the base sales per customer level established in this case for the period February 1, 2010 to January 31, 2011; and

•	Implementation of an Uncollectible Expense Tracking Mechanism, based on a $66 million expense level, with an 80/20 percent sharing of the expenses above or below the base amount. The Uncollectible Expenses Tracking Mechanism was implemented retroactive to the July 26, 2009 self-implementation date.

MichCon filed a general rate case on June 9, 2009 based on a 2008 historical test year. The filing with the MPSC requested a $193 million, or 11.5 percent average increase in MichCon’s annual revenues for a 2010 projected test year. The requested $193 million increase in revenues is required to recover the increased costs associated with increased investments in net plant and working capital, an increase in the base level of the uncollectible expense tracking mechanism and the cost of natural gas theft primarily due to economic conditions in Michigan, sales reductions due to customer conservation and the trend of warmer weather on MichCon’s market, and increasing operating costs, largely due to inflation. Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon self-implemented $170 million of its requested annual increase on January 1, 2010. This increase will remain in place until a final order is issued by the MPSC, which is expected in June 2010, subject to refund. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

NON-UTILITY OPERATIONS

We have significant investments in non-utility businesses. We employ disciplined investment criteria when assessing opportunities that leverage our assets, skills and expertise. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. We expect growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments in the future. Expansion of these businesses will also result in our ability to further diversify geographically.

Gas Storage and Pipelines owns partnership interests in two natural gas storage fields and two interstate pipelines serving the Midwest, Ontario and Northeast markets. Much of the growth in demand for natural gas is expected to occur in the Mid-Atlantic and New England regions. Forecasts indicate that these regions will require incremental gas storage and pipeline infrastructure to meet demand growth. Our Vector and

Millennium pipelines are well-positioned to provide access routes and low-cost expansion options to these markets.

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in north Texas. We continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. Due to economic conditions and low natural gas prices during the year, we chose to do minimal lease acquisitions and reduce the number of new wells this year. However, we continue to evaluate leasing opportunities in active development areas in the Barnett shale to optimize our existing portfolio.

Power and Industrial Projects is comprised primarily of projects that deliver energy and products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity from biomass-fired energy projects. This business segment provides services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. Renewable energy, environmental and economic trends are creating growth opportunities. The increasing number of states with renewable portfolio standards and energy efficiency mandates provides the opportunity to market the expertise of the Power and Industrial Projects segment in landfill gas, on-site energy management, waste-wood power generation, and other related services.

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

CAPITAL INVESTMENTS

We anticipate significant capital investments during the next three years concentrated primarily in Detroit Edison.

2010-2012
(in Billions)

Capital Investments
Detroit Edison	$3.0 — 3.4
MichCon	0.4 — 0.5
Non-Utility	0.6 — 0.9

$4.0 — 4.8

Our utility businesses require significant capital investments each year in order to maintain and improve the reliability of their asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. In addition, Detroit Edison’s investments (excluding investments in new base-load generation capacity, if any) will be driven by renewable investment and environmental controls expenditures. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Non-utility investments are expected primarily in continued investment in gas storage and pipeline assets and renewable opportunities in the Power and Industrial Projects businesses.

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

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.

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

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of studies, some of which have already been completed, but more are expected to be conducted over the next several years, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best available technology for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas for heating and other uses, have been designated as MGP sites. Gas Utility owns, or previously owned, fifteen such former MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, gas pipelines, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.

Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. The results of the engineering study show that the estimated cost to perform the embankment repairs are $17 million which we expect to incur over the next four years.

The EPA has expressed its intentions to develop new federal regulations for coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). A proposed regulation is expected in the first quarter of 2010. Among the options EPA is currently considering, is a ruling that may designate coal ash as a “Hazardous Waste” as defined by RCRA. However, agencies and legislatures have urged EPA to regulate coal ash as a non-hazardous waste. If EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a material adverse impact on our operations and financial position and the rates we charge our customers.

Global Climate Change

Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The ACESA includes a cap and trade program that would start in 2012 and provides for costs to emit greenhouse gases. Despite action by the Senate Environmental and Public Works Committee to pass a similar but more stringent bill in October 2009, full Senate action on a climate bill is not expected before the spring of 2010. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

See Notes 12 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report and Items 1 and 2 Business and Properties.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	2009	2008	2007
	(in Millions)

Net Income Attributable to DTE Energy by Segment:
Electric Utility	$376	$331	$317
Gas Utility	80	85	70
Gas Storage and Pipelines	49	38	34
Unconventional Gas Production(1)	(9)	84	(217)
Power and Industrial Projects	31	40	49
Energy Trading	75	42	32
Corporate & Other(1)	(70)	(94)	502
Income (Loss) from Continuing Operations:
Utility	456	416	387
Non-utility	146	204	(102)
Corporate & Other	(70)	(94)	502

	532	526	787
Discontinued Operations	—	20	184

Net Income Attributable to DTE Energy Company	$532	$546	$971

(1)	2008 net income of the Unconventional Gas Production segment resulted principally from the gain on the sale of a portion of our Barnett shale properties. 2007 net loss resulted principally from the recognition of losses on hedge contracts associated with the Antrim sale transaction. 2007 net income of the Corporate & Other segment resulted principally from the gain recognized on the Antrim sale transaction. See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

ELECTRIC UTILITY

Our Electric Utility segment consists of Detroit Edison.

Electric Utility results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$4,714	$4,874	$4,900
Fuel and Purchased Power	1,491	1,778	1,686

Gross Margin	3,223	3,096	3,214
Operation and Maintenance	1,277	1,322	1,422
Depreciation and Amortization	844	743	764
Taxes Other Than Income	205	232	277
Asset (Gains) Losses, Reserves and Impairments, Net	(2)	(1)	8

Operating Income	899	800	743
Other (Income) and Deductions	295	283	277
Income Tax Provision	228	186	149

Net Income Attributable to DTE Energy Company	$376	$331	$317

Operating Income as a Percent of Operating Revenues	19%	16%	15%

Gross margin increased $127 million during 2009 and decreased $118 million in 2008. The following table displays changes in various gross margin components relative to the comparable prior period:

	2009	2008
	(in Millions)

December 2008 rate order	$80	$—
Securitization bond and tax surcharge rate increase	62	—
July 2009 rate self-implementation, net of refund	93	—
Energy Optimization and Renewable Energy surcharge	54	—
April 2008 expiration of show cause rate decrease	25	46
Weather	(66)	(37)
Reduction in customer demand and other	(121)	(127)

Increase (decrease) in gross margin	$127	$(118)

	2009	2008	2007
	(in Thousands of MWh)

Electric Sales
Residential	14,625	15,492	16,147
Commercial	18,200	18,920	19,332
Industrial	9,922	13,086	13,338
Other	3,229	3,218	3,300

	45,976	50,716	52,117
Interconnection sales(1)	5,156	3,583	3,587

Total Electric Sales	51,132	54,299	55,704

Electric Deliveries
Retail and Wholesale	45,976	50,716	52,117
Electric Customer Choice, including self generators(2)	1,477	1,457	2,239

Total Electric Sales and Deliveries	47,453	52,173	54,356

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Power Generated and Purchased	2009		2008		2007
	(in Thousands of MWh)

Power Plant Generation
Fossil	40,595	74%	41,254	71%	42,359	72%
Nuclear	7,406	14	9,613	17	8,314	14

	48,001	88	50,867	88	50,673	86
Purchased Power	6,495	12	6,877	12	8,422	14

System Output	54,496	100%	57,744	100%	59,095	100%
Less Line Loss and Internal Use	(3,364)		(3,445)		(3,391)

Net System Output	51,132		54,299		55,704

Average Unit Cost ($/MWh)
Generation(1)	$18.20		$17.93		$15.83

Purchased Power	$37.74		$69.50		$62.40

Overall Average Unit Cost	$20.53		$24.07		$22.47

(1)	Represents fuel costs associated with power plants.

Operation and maintenance expense decreased $45 million in 2009 and decreased $100 million in 2008. The decrease in 2009 was primarily due to $71 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, $14 million of lower employee benefit-related expenses, lower storm expenses of $12 million, $9 million of reduced uncollectible expenses and $6 million of reduced maintenance activities, partially offset by higher pension and health care costs of $54 million and $14 million of energy optimization and renewable energy expenses. The decrease in 2008 was due primarily to lower information systems implementation costs of $60 million, lower employee benefit-related expenses of $45 million and $29 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses, partially offset by higher uncollectible expenses of $22 million.

Depreciation and amortization expense increased $101 million in 2009 due primarily to a higher depreciable base and increased amortization of regulatory assets and decreased $21 million in 2008 due primarily to decreased amortization of regulatory assets.

Taxes other than income were lower by $27 million due primarily to a $30 million reduction in property tax expense due to refunds received in settlement of appeals of assessments for prior years. Taxes decreased $45 million in 2008 due to the Michigan Single Business Tax (SBT) expense in 2007, which was replaced with the Michigan Business Tax (MBT) in 2008. The MBT is accounted for in the Income Tax provision.

Outlook — Unfavorable national and regional economic trends have resulted in reduced demand for electricity in our service territory and continued high levels in our uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. The January 2010 MPSC rate order, provided for an uncollectible expense tracking mechanism and a revenue decoupling mechanism will assist in mitigating these impacts.

To address the challenges of the national and regional economies, we continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We continue to favorably resolve outstanding regulatory issues, many of which were addressed by Michigan legislation. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, remove waste and decrease our costs while improving customer satisfaction.

GAS UTILITY

Our Gas Utility segment consists of MichCon and Citizens.

Gas Utility results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$1,788	$2,152	$1,875
Cost of Gas	1,057	1,378	1,164

Gross Margin	731	774	711
Operation and Maintenance	415	464	429
Depreciation and Amortization	107	102	93
Taxes Other Than Income	49	48	56
Asset (Gains) and Losses, Net	(18)	(26)	(3)

Operating Income	178	186	136
Other (Income) and Deductions	59	60	43
Income Tax Provision	39	41	23

Net Income Attributable to DTE Energy Company	$80	$85	$70

Operating Income as a Percent of Operating Revenues	10%	9%	7%

Gross margin decreased $43 million in 2009 and increased $63 million in 2008. The decrease in 2009 reflects $28 million of lower revenues from the uncollectible tracking mechanism, $15 million of additional lost and stolen gas, $12 million of continued customer conservation efforts, $5 million of lower end user transportation revenue, $5 million of realized hedging losses, the effects of unfavorable weather of $4 million and reduced late payment revenue of $4 million, partially offset by $22 million higher midstream transportation and storage revenues, $5 million in energy optimization revenues and $5 million higher appliance service revenues. The increase in 2008 reflects $49 million from the uncollectible tracking mechanism, $15 million related to the impacts of colder weather, $10 million favorable result of lower lost gas recognized and higher valued gas received as compensation for transportation of third party customer gas, $7 million of 2007 GCR disallowances, and $6 million of appliance repair revenue. The 2008 improvement was partially offset by $19 million of lower storage services revenue and $12 million from customer conservation and lower volumes.

	2009	2008	2007
	(in Millions)

Gas Markets
Gas sales	$1,443	$1,824	$1,536
End user transportation	144	143	140
Intermediate transportation	69	73	70
Storage and other	132	112	129

	$1,788	$2,152	$1,875

Gas Markets (in Bcf)
Gas sales	137	148	148
End user transportation	124	123	132

	261	271	280
Intermediate transportation	463	438	399

	724	709	679

Operation and maintenance expense decreased $49 million in 2009 and increased $35 million in 2008. The decrease in 2009 was primarily due to $33 million of reduced uncollectible expenses, $15 million of lower employee benefit-related expenses, $14 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, partially offset by higher health care expenses of $8 million and $4 million of energy optimization expenses. The 2008 increase is primarily attributable to $56 million of higher uncollectible expenses, partially offset by $14 million from continuous improvement initiatives resulting in lower contract labor and outside services expense, information technology and other staff expenses and $14 million of reduced pension and health care expenses. Uncollectible expense was higher in 2008 due to an analysis of our greater than ninety day receivables that indicated a change in the mix of customers in that group and therefore an increased risk of collection. The changes in uncollectible expenses are substantially offset by changes in revenues from the uncollectible tracking mechanism included in the gross margin discussion.

Asset (gains) losses, net decreased $8 million due to a lower gain on the sale of base gas of $15 million and a gain related to the sale of certain gathering and processing assets. The 2008 increase of $23 million was due primarily to the sale of base gas.

Outlook — Unfavorable national and regional economic trends have resulted in a decrease in the number of customers in our service territory, customer conservation and continued high levels of theft and uncollectible accounts receivable. The magnitude of these trends will be driven by the impacts of the challenges in the domestic automotive industry and the timing and level of recovery in the national and regional economies. The uncollectible tracking mechanism provided by the MPSC assists in mitigating the continued pressure on accounts receivable.

To address the challenges of the national and regional economies, we continue to move forward in our efforts to improve the operating performance and cash flow of Gas Utility. We continue to resolve outstanding regulatory issues. Looking forward, we face additional issues, such as volatility in gas prices, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, minimize lost and stolen gas, remove waste and decrease our costs while improving customer satisfaction.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$82	$71	$66
Operation and Maintenance	15	12	13
Depreciation and Amortization	5	5	6
Taxes Other Than Income	2	3	3
Asset (Gains) and Losses, Net	—	1	(1)

Operating Income	60	50	45
Other (Income) and Deductions	(23)	(12)	(7)
Income Tax Provision	33	24	18

Net Income	50	38	34
Noncontrolling interest	1	—	—

Net Income Attributable to DTE Energy	$49	$38	$34

Net income attributable to DTE Energy increased $11 million and $4 million in 2009 and 2008, respectively. The 2009 increase was driven by higher operating revenues resulting from increased capacity sold and higher rates from renewing storage contracts related to long-term agreements. In addition, there were higher equity earnings from our investments in the Vector and Millennium Pipelines, reflecting a first full year of operations for Millennium. The 2008 increase is due to higher storage revenues related to expansion of capacity and higher other income primarily driven by higher equity earnings in the Vector and Millennium Pipelines, partially offset by a higher tax provision due to the MBT in 2008.

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan. In 2009, an additional 3 Bcf of storage capacity was placed in service. The Vector Pipeline Phase 2 expansion which added approximately 100 MMcf/day, was placed in service in October 2009 and is supported by customers under long-term contracts. Millennium Pipeline was placed in-service in December 2008 and currently has nearly 85 percent of its capacity sold to customers under long-term contracts. We are also a 50 percent owner in the proposed Dawn Gateway Pipeline. The Dawn Gateway Project is designed to initially transport 360,000 dth/d from our Michigan storage facilities to the Dawn Hub in Ontario, Canada, and upon successful and timely regulatory approval, is expected to be in service in the fourth quarter 2010.

UNCONVENTIONAL GAS PRODUCTION

Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in northern Texas. In June 2007, we sold our Antrim shale gas exploration and production business in northern Michigan for gross proceeds of $1.262 billion. In January 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. The properties sold included 75 Bcf of proved reserves on approximately 11,000 net acres in the core area of the Barnett shale. We recognized a gain of $128 million ($80 million after-tax) on the sale in 2008.

Unconventional Gas Production results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$31	$48	$(228)
Operation and Maintenance	15	22	36
Depreciation, Depletion and Amortization	16	12	22
Taxes Other Than Income	1	1	8
Asset (Gains) and Losses, Net	6	(120)	27

Operating Income (Loss)	(7)	133	(321)
Other (Income) and Deductions	6	2	13
Income Tax Provision (Benefit)	(4)	47	(117)

Net Income (Loss) Attributable to DTE Energy Company	$(9)	$84	$(217)

Operating revenues decreased $17 million in 2009 and increased $276 million in 2008. The 2009 decrease is the result of lower commodity prices, while production remained relatively flat. The 2008 increase was principally due to the impact of losses on 2007 financial contracts that hedged our price risk exposure related to expected Antrim gas production and sales through 2013. Excluding the impact of the losses on the Antrim hedges, operating revenues decreased $47 million in 2008. The decreases were principally due to lower natural gas sales volumes as a result of our monetization initiatives, partially offset by higher commodity prices and higher gas and oil production on retained wells.

Operation and maintenance expense decreased $7 million in 2009 due to operational efficiencies and lower costs for goods and services. The 2008 decrease is primarily attributable to the sale of a portion of the Barnett shale in January 2008 and the Antrim sale in June 2007.

Asset (gains) and losses, net decreased $126 in 2009 and increased $147 million in 2008. The 2009 decrease as compared to 2008 was due to the gain of $128 million ($80 million after-tax) on the 2008 sale of a portion of our Barnett shale properties and $2 million lower impairment in 2009 of expired or expiring leasehold positions that the company does not intend to drill at current commodity prices. The increase in 2008 of $147 million was due to the gain on sale of Barnett shale core properties, partially offset by $8 million of impairment losses primarily related to leases on unproved acreage that we did not anticipate developing due to economic conditions.

Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our asset base, when conditions are appropriate. Our strategy for 2010 is to maintain our focus on reducing operating expenses and optimizing production volume. During 2010, we expect to invest approximately $25 million to drill 10 to 15 new wells and achieve production of approximately 5 Bcfe of natural gas, compared with 5 Bcfe in 2009.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$661	$987	$1,244
Operation and Maintenance	593	899	1,143
Depreciation and Amortization	40	34	41
Taxes other than Income	9	12	13
Other Asset (Gains) and Losses, Reserves and Impairments, Net	(6)	6	—

Operating Income	25	36	47
Other (Income) and Deductions	(1)	(20)	(11)
Income Taxes
Provision	5	18	18
Production Tax Credits	(12)	(7)	(11)

	(7)	11	7

Net Income	33	45	51
Noncontrolling interest	2	5	2

Net Income Attributable to DTE Energy Company	$31	$40	$49

Operating revenues decreased $326 million in 2009 and $257 million in 2008. The 2009 decrease is due primarily to $111 million reduction in certain coal structured transactions, $176 million of lower pricing and volumes of coal and emissions and $84 million of lower coke demand, partially offset by a $107 million increase in coal related services. The 2008 decrease was primarily attributable to $177 million of reductions in coal transportation and trading volumes and $28 million for the impact of a customer electing to purchase coal directly from the supplier.

Operation and maintenance expense decreased $306 million in 2009 and $244 million in 2008. The 2009 decrease is due primarily to $111 million decrease in certain coal structured transactions and $64 million of lower coke demand, $141 million of lower pricing and volumes of coal and emissions and operating expenses, partially offset by $75 million of higher coal related services. The 2008 decrease mostly reflects $174 million of lower coal transportation costs driven by reduced sales combined with a reduction in coal trading results.

Depreciation and amortization expense increased $6 million in 2009 and decreased $7 million in 2008. In 2007, we announced our plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the Company ceased recording depreciation and amortization expense related to these assets. During the second quarter of 2008, our work on this planned monetization was discontinued and the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed in June 2008 when the assets were reclassified as held and used.

Other assets (gains) losses, reserves and impairments, net increased $12 million in 2009 and expense decreased $6 million in 2008. This variation in this item is due primarily to a loss recorded in 2008 of approximately $19 million related to the valuation adjustment for the cumulative depreciation and amortization upon reclassification of certain project assets as held and used, partially offset by gains attributable to the sale of one of our coke battery projects where the proceeds were dependent on future production. Production at this coke battery was operating at lower production volumes in 2009.

Other (income) and deductions were lower by $19 million in 2009 due primarily to higher inter-company interest associated with project construction and a reduction in equity earnings in an investment in a coke battery.

Outlook — The stabilization in the U.S. economy is having a positive impact on our customers in the steel industry and we expect a corresponding improvement in demand for metallurgical coke and pulverized coal supplied to these customers for 2010. We supply onsite energy services to the domestic automotive manufacturers who have also experienced stabilized demand for autos. Chrysler and GM have emerged from Chapter 11 bankruptcy protection. We have been in discussions with both automakers and do not anticipate significant impacts to onsite energy services. Our onsite energy services will continue to be delivered in accordance with the terms of long-term contracts. We continue to monitor developments in this sector.

In 2010, we will continue to capture benefits from production tax credits generated from our steel industry fuel and our reduced emission fuel projects. We will also begin to generate production tax credits from our reduced emission fuel projects. In 2011, our existing long-term rail transportation contract, which is at rates significantly below the current market, will expire and we anticipate a decrease in transportation-related revenue of approximately $120 million as a result. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers. Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers. We will also continue to look for opportunities to acquire energy projects and biomass fired generating projects for favorable prices.

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

Energy Trading results are discussed below:

	2009	2008	2007
	(in Millions)

Operating Revenues	$804	$1,388	$924
Fuel, Purchased Power and Gas	603	1,235	806

Gross Margin	201	153	118
Operation and Maintenance	71	68	58
Depreciation and Amortization	5	5	5
Taxes Other Than Income	3	2	1

Operating Income	122	78	54
Other (Income) and Deductions	10	5	5
Income Tax Provision (Benefit)	37	31	17

Net Income Attributable to DTE Energy Company	$75	$42	$32

Gross margin increased $48 million in 2009 and $35 million in 2008. Overall, Operating Revenues and Fuel, Purchased Power and Gas were impacted by a decrease in gas and power commodity prices in 2009 as compared to 2008. The $48 million increase in gross margin in 2009 was due to increases in realized margins of $69 million, offset by decreases in unrealized margins of $21 million. The $69 million increase in realized margins was primarily the result of increases in our gas trading strategy and timing-related increases in our gas storage and transportation optimization strategies. The $21 million decrease in unrealized margins consisted of unfavorable results of $58 million from our gas trading and gas marketing and origination strategies, partially offset by increases of $29 million in our power trading and timing-related improvements of $8 million in our oil strategies.

The 2008 increase was due to higher unrealized margin of $66 million offset by a decrease in realized margin of $31 million. The increase in unrealized margins includes gains in our gas strategies and the absence of $30 million in mark-to-market losses in June 2007 reflecting revisions of valuation estimates for natural gas contracts. The decrease in realized margin was due to unfavorable results of $28 million primarily from our power marketing and transmission optimization strategies, $34 million of unfavorability in our gas storage and full requirements strategies due to falling prices in 2008, offset by $31 million of improvement in our gas trading strategy.

Operation and maintenance expense increased $3 million and $10 million in 2009 and 2008, respectively. The 2009 increase was due to higher payroll and incentive costs and commissions, partially offset by lower contractor expense and allocated corporate costs. The 2008 increase is due to higher payroll and incentive costs and allocated corporate costs.

Income tax provision increased $6 million in 2009 due to an increase in income taxes resulting from higher pretax income, partially offset by $10 million of favorable tax-related adjustments primarily resulting from the settlement of federal income tax audits.

Outlook — Significant portions of the Energy Trading portfolio are economically hedged. The portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power transmission and generation capacity positions. Energy Trading also provides power and ancillary services and natural gas to various utilities which may include the management of associated storage and transport contracts on the customers’ behalf. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas proprietary gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

See also the “Fair Value” section that follows.

CORPORATE & OTHER

Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.

Factors impacting income:  The 2009 net loss of $70 million decreased from the net loss of $94 million in 2008 due to $34 million favorable tax-related adjustments primarily resulting from the settlement of federal income tax audits, $10 million lower inter-company interest expense and $9 million lower costs related to natural gas forward contracts associated with the 2007 sale of the Antrim Shale properties. These favorable variances were partially offset by a $10 million donation of cash and available-for-sale securities to the DTE Energy Foundation, $10 million resulting from a realignment of employee benefit expense from MichCon, $7 million increase in financing fees, $1 million increased impairment of investments and a $1 million decrease in interest income. The 2008 net loss of $94 million was lower than the 2007 net income of $502 million due to the 2007 gain on the sale of the Antrim shale gas exploration and production business for approximately $900 million ($580 million after-tax).

DISCONTINUED OPERATIONS

Synthetic Fuel

Due to the expiration of synfuel production tax credits in 2007, the Synthetic Fuel business ceased operations and was classified as a discontinued operation as of December 31, 2007.

See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Effective January 1, 2008, we adopted ASC 820 (SFAS No. 157, Fair Value Measurements). The cumulative effect adjustment upon adoption of ASC 820 represented a $4 million increase to the January 1, 2008 balance of retained earnings. See also the “Fair Value” section.

Effective January 1, 2007, we adopted ASC 740 (FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). The cumulative effect of the adoption of ASC 740 represented a $5 million reduction to the January 1, 2007 balance of retained earnings.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2010, we expect that cash from operations will be lower due to higher tax payments and working capital requirements. We anticipate base level capital investments and expenditures for existing businesses in 2010 of up to $1.4 billion. The capital needs of our utilities will increase due primarily to renewable and energy optimization related expenditures. We incurred environmental expenditures of approximately $116 million in 2009 and we expect over $2.2 billion of future capital expenditures through 2019 to satisfy both existing and proposed new requirements. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

Debt maturing in 2010 totals approximately $661 million.

	2009	2008	2007
	(in Millions)

Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$535	$553	$787
Depreciation, depletion and amortization	1,020	899	926
Deferred income taxes	205	348	144
Gain on sale of non-utility business	—	(128)	(900)
Gain on sale of synfuel and other assets, net and synfuel impairment	(10)	(35)	(253)
Working capital and other	69	(78)	421

	1,819	1,559	1,125

Investing activities:
Plant and equipment expenditures — utility	(960)	(1,183)	(1,035)
Plant and equipment expenditures — non-utility	(75)	(190)	(264)
Proceeds from sale of non-utility business	—	253	1,262
Proceeds (refunds) from sale of synfuels and other assets	83	(278)	417
Restricted cash and other investments	(112)	(125)	(50)

	(1,064)	(1,523)	330

Financing activities:
Issuance of long-term debt	427	1,310	50
Redemption of long-term debt	(486)	(446)	(393)
Repurchase of long-term debt	—	(238)	—
Short-term borrowings, net	(417)	(340)	(47)
Issuance of common stock	35	—	—
Repurchase of common stock	—	(16)	(708)
Dividends on common stock and other	(348)	(354)	(370)

	(789)	(84)	(1,468)

Net Decrease in Cash and Cash Equivalents	$(34)	$(48)	$(13)

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations totaling $1.8 billion in 2009, increased $260 million from the comparable 2008 period. The operating cash flow comparison primarily reflects lower working capital requirements and higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred taxes and gains on sales of assets).

Cash from operations totaling $1.6 billion in 2008 increased $434 million from the comparable 2007 period. The operating cash flow comparison primarily reflects higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred taxes and gains on sales of assets), and cash payments received related to our synfuel program hedges.

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

Net cash used for investing activities was approximately $1.1 billion in 2009, compared with net cash used for investing activities of $1.5 billion in 2008. The change was primarily driven by reduced capital expenditures by our utility and non-utility businesses and the completion of refund payments to our synfuel partners in 2008.

Net cash used for investing activities increased $1.9 billion in 2008, due primarily to the sale of our Antrim shale gas exploration and production business in 2007 which offset most of the capital expenditures during that period, and the completion of synfuel partner refunds in 2008.

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

Net cash used for financing activities was $789 million in 2009, compared to net cash used for financing activities of approximately $84 million for the same period in 2008. The change was primarily attributable to lower proceeds from the issuance of long-term debt.

Net cash used for financing activities decreased $1.4 billion in 2008 primarily related to the repurchase of common stock in 2007 and increased issuances of long-term debt.

Outlook

We expect cash flow from operations to increase over the long-term primarily as a result of growth from our utilities and the non-utility businesses. We expect growth in our utilities to be driven primarily by new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Our non-utility growth is expected from additional investments in energy projects as economic conditions improve.

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

In April 2009, we completed an early renewal of $975 million of our syndicated revolving credit facilities before their scheduled expiration in October 2009. The new $1 billion two-year facility will expire in 2011 and has similar covenants to the prior facility. A new two-year $50 million credit facility was completed in May 2009 and a new one-year $70 million credit facility was completed in June 2009. We have a $925 million five-year facility that expires in October 2010. We expect to pursue the renewal of that facility before its expiration. Given current conditions in the credit markets, we anticipate that the new facility will be similar to our April 2009 facility with respect to such items as bank participation, allocation levels and covenants. We are evaluating the need to renew our $70 million bi-lateral credit facility expiring in June 2010 which is used to support the issuance of letters of credit. See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report.

As a result of losses experienced in the 2008 financial markets, our benefit plan assets experienced negative returns, which have resulted in higher benefit costs and contributions in 2009 and potentially in future years relative to the recent past. During 2009, our pension plan and other postretirement benefit plans assets experienced positive returns of approximately 20% and 22%, respectively. During 2010, we expect to contribute up to $200 million to our pension plans and up to $130 million to our postretirement medical and life insurance benefit plans.

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

See Notes 12, 13, and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Contractual Obligations

The following table details our contractual obligations for debt redemptions, leases, purchase obligations and other long-term obligations as of December 31, 2009:

					2015
Contractual Obligations	Total	2010	2011-2012	2013-2014	and Beyond
	(in Millions)

Long-term debt:
Mortgage bonds, notes and other	$6,768	$522	$1,118	$1,113	$4,015
Securitization bonds	933	140	314	374	105
Trust preferred-linked securities	289	—	—	—	289
Capital lease obligations	76	14	21	18	23
Interest	5,763	492	822	687	3,762
Operating leases	208	33	54	38	83
Electric, gas, fuel, transportation and storage purchase obligations(1)	4,649	2,513	1,307	158	671
Other long-term obligations(2)(3)(4)	298	32	97	33	136

Total obligations	$18,984	$3,746	$3,733	$2,421	$9,084

(1)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(2)	Includes liabilities for unrecognized tax benefits of $81 million.

(3)	Excludes other long-term liabilities of $181 million not directly derived from contracts or other agreements.

(4)	At December 31, 2009, we met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for our defined benefit pension plans. We may contribute more than the minimum funding requirements for our pension plans and may also make contributions to our benefit plans and our postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the Critical Accounting Estimates section of MD&A and in Note 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

In May 2009, Standard & Poor’s Rating Group (Standard & Poor’s) revised the outlook on DTE Energy and its subsidiaries to negative from stable, and lowered the short-term corporate credit and commercial paper ratings for DTE Energy, Detroit Edison and MichCon to A-3 from A-2. The revision was primarily due to concerns over Michigan’s economic climate. Moody’s Investors Service (Moody’s) affirmed our existing short-term ratings of P-2. In August 2009, Moody’s upgraded the majority of senior secured debt ratings of investment-grade regulated utilities by one notch as a result of revised notching guidelines between senior secured debt ratings and senior unsecured debt ratings. Both Detroit Edison’s and MichCon’s senior debt ratings were upgraded to A2 from A3. In January 2010, Standard & Poor’s raised its outlook on DTE Energy back to stable and raised the short-term credit ratings for DTE Energy, Detroit Edison and MichCon back to A-2 from A-3. We have experienced an improvement in our ability to issue commercial paper since the restoration of our short-term ratings. Short-term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. Potential instability in the credit markets and any lowering of ratings may impact future access to the commercial paper markets, which may require us to draw on our back-up facilities.

The following table shows our credit rating as determined by three nationally recognized credit rating agencies. All ratings are considered investment grade and affect the value of the related securities.

Credit Rating Agency
		Standard &	Moody’s	Fitch
Entity	Description	Poor’s	Investors Service	Ratings

DTE Energy	Senior Unsecured Debt	BBB−	Baa2	BBB
	Commercial Paper	A-2	P-2	F2
Detroit Edison	Senior Secured Debt	A−	A2	A−
	Commercial Paper	A-2	P-2	F2
MichCon	Senior Secured Debt	BBB+	A2	BBB+
	Commercial Paper	A-2	P-2	F2

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

Regulation

A significant portion of our business is subject to regulation. This results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. Detroit Edison and MichCon are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment.

See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Derivatives and Hedging Activities

Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities in the Consolidated Statements of Financial Position. Changes in the fair value of the derivative instruments are recognized in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded at fair value. Substantially all of the commodity contracts entered into by Detroit Edison and MichCon meet the criteria specified for this exception.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets and liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The fair value of derivative contracts is determined from a combination of active quotes, published indexes and mathematical valuation models. We generally derive the pricing for our contracts from active quotes or external resources. Actively quoted indexes include exchange-traded positions such as the New York Mercantile Exchange and the Intercontinental Exchange, and over-the-counter positions for which broker quotes are available. For periods in which external market data is not readily observable, we estimate value using mathematical valuation models. Valuation models require various inputs and assumptions, including forward prices, volatility, interest rates, and exercise periods. For those inputs which are not observable, we use model-based extrapolation, proxy techniques or historical analysis to derive the required valuation inputs. We periodically update our policy and valuation methodologies for changes in market liquidity and other assumptions which may impact the estimated fair value of our derivative contracts.

The fair values we calculate for our derivatives may change significantly as inputs and assumptions are updated for new information. Actual cash returns realized on our derivatives may be different from the results we estimate using models. As fair value calculations are estimates based largely on commodity prices, we perform sensitivity analysis on the fair values of our forward contracts. See sensitivity analysis in Item 7A. Quantitative and Qualitative Disclosures About Market Risk. See also the Fair Value section, herein. See Notes 4 and 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. The allowance for doubtful accounts for our two utilities is calculated using the aging approach that utilizes rates developed in reserve studies and applies these factors to past due receivable balances. As a result of the reduction in past due receivables in 2009, our allowance for doubtful accounts decreased in 2009 compared to an increase in 2008. We believe the allowance for doubtful accounts is based on reasonable estimates. As part of the 2005 gas rate order for MichCon, the MPSC provided for the establishment of an uncollectible expense tracking mechanism that partially mitigates the impact associated with MichCon uncollectible expenses. The MPSC provided for a similar tracking mechanism for Detroit Edison in its rate order received January 2010. However, failure to make continued progress in collecting our past due receivables in light of volatile energy prices and deteriorating economic conditions would unfavorably affect operating results and cash flow.

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

We performed our annual impairment test as of October 1, 2009 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. We also compared the aggregate fair value of our reporting units to our overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to factors such as (1) an acquisition control premium (the price in excess of a stock’s market price that investors typically pay to gain control of an entity), and (2) the market’s apparent discounting of DTE Energy’s stock price due to ongoing uncertainty regarding the existing regulatory and automotive industry environment and DTE Energy’s diverse non-utility business portfolio. The results of the test and key estimates that were incorporated are as follows.

As of October 1, 2009 Valuation Date

		Fair Value	Discount	Terminal
Reporting Unit	Goodwill	Reduction %(a)	Rate	Multiple(b)		Valuation Methodology(c)
	($ in Millions)

Electric Utility	$1,206	16%	7%	7.5	x	DCF, assuming stock sale
Gas Utility	772	8%	7%	9.0	x	DCF, assuming stock sale
Energy Services	28	64%	13%	8.5	x	DCF, assuming asset sale
Coal Services	4	10%	10%	7.5	x	DCF, assuming asset sale
Gas Storage and Pipelines	8	68%	9%	8.0	x	DCF, assuming asset sale
Energy Trading	17	78%	15%	n/a		Blended DCF, economic value of trading portfolio
Unconventional Gas Production	2	56%	13%	n/a		Blended DCF, transaction multiples

	$2,037

(a)	Percentage by which the fair value of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation and amortization (EBITDA)

(c)	Discounted cash flows (DCF) incorporated 2010-2014 projected cash flows plus a calculated terminal value.

The Gas Utility reporting unit passed Step 1 of the impairment test by a narrow margin. The narrow excess of fair value over carrying value is largely due to relatively low market values and market multiples of comparable entities referenced in our valuation. Further declines in market multiples, negative regulatory actions or other disruptions in cash flows for the Gas Utility reporting unit could result in an impairment charge in the foreseeable future. For example, at the current discount rate and holding all other variables constant, a 0.5x decrease in the terminal multiple would lower the fair value by approximately $130 million. At the lower fair value, the Gas Utility reporting unit would likely fail Step 1 of the test potentially resulting in a charge for impairment of goodwill following completion of the Step 2 analysis.

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

We monitor DTE Energy’s stock price in relation to its book value per share. DTE’s stock price declined significantly during the first quarter of 2009 and then increased and continued to recover throughout the rest of 2009. Refer to Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Report, for a discussion of factors that we considered when assessing triggering events in 2009.

Due to the duration and severity of the decline in DTE Energy’s stock price in the first quarter, we performed an interim impairment test for all reporting units with allocated goodwill as of February 28, 2009. For the first quarter interim test, we updated projected future results, cash flows and discount rates to reflect existing regulatory actions and negative impacts from the deterioration in the regional and national economy. Terminal values that utilize an earnings multiple approach were updated to incorporate the current market values of comparable entities. As compared to the annual test performed in the fourth quarter of 2008, the valuations were negatively impacted by existing market factors with particular downward pressure on market multiples. All reporting units passed Step 1 of the impairment test.

We identified a trigger for our Energy Services reporting unit related to long-lived asset impairment tests that were performed during the second quarter on certain automotive-related project companies. The fair value of the reporting unit exceeded its carrying value including goodwill, therefore, the reporting unit passed Step 1 of the impairment test. As compared to the first quarter interim test, the second quarter valuation was favorably impacted by increased market multiples and an improved discount rate.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset, or plans to dispose of the asset before the end of its useful life. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

The Company’s Power and Industrial Projects segment has long-term contracts with GM to provide onsite energy services at certain of its manufacturing and administrative facilities. The long-term contracts provide for full recovery of its investment in the event of early termination. At December 31, 2009, the book value of long-lived assets used in the servicing of these facilities was approximately $65 million. Certain of these long-lived assets have been funded by non-recourse financing totaling approximately $56 million at December 31, 2009. The Company’s Power and Industrial Projects segment also has an equity investment of approximately $51 million in an entity which provides onsite services to Chrysler manufacturing facilities. Chrysler’s performance under the long-term contracts for services is guaranteed by Daimler North America Corporation (Daimler), a subsidiary of Daimler AG. The long-term contracts and the supporting Daimler guarantee provide for full recovery of the Company’s investment in the event of early termination or default. Chrysler has announced the closure of one site that is under a long-term service contract with the Company. Through December 31, 2009, to the extent that Chrysler has not been performing in accordance with its contracts, Daimler has been performing under its guarantee. Therefore, the Company believes that it will recover its investment in the event of a facility closure or a Chrysler default.

The Company determined that the GM and Chrysler bankruptcy filings were triggering events to assess certain automotive-related long-lived assets for impairment and as of June 30, 2009, the Company performed an impairment analysis on these assets. Based on its undiscounted cash flow projections and fair value calculations, the Company determined that it did not have an impairment loss at June 30, 2009. We also determined that we did not have an other than temporary decline in our Chrysler-related equity investment. There were no new events occurring during the third and fourth quarters that would negatively impact the assumptions made for the second quarter impairment analysis. Therefore, no triggering events were identified during the remainder of 2009. The Company’s assumptions and conclusions may change in the future, and we could have an impairment loss if certain facilities are not utilized as currently anticipated.

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

We had pension costs for pension plans of $58 million in 2009, $24 million in 2008, and $76 million in 2007. Postretirement benefits costs for all plans were $205 million in 2009, $142 million in 2008 and $188 million in 2007. Pension and postretirement benefits costs for 2009 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 8.75%. In developing our expected long-term rate of return assumption, we evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond and other markets. Our 2010 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 45% in equity markets, 25% in fixed income markets, and 30% invested in other assets. Because of market volatility, we periodically review our asset allocation and rebalance our portfolio when considered appropriate. Given market conditions, we believe that 8.75% is a reasonable long-term rate of return on our plan assets for 2010. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually.

We calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For our pension plans, we use a calculated value when determining the MRV of the pension plan assets and recognize changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Financial markets in 2009 contributed to our investment performance resulting in unrecognized net gains. As of December 31, 2009, we had $612 million of cumulative losses that remain to be recognized in the calculation of the MRV of pension assets. For our postretirement benefit plans, we use fair value when determining the MRV of postretirement benefit plan assets, therefore all investment losses and gains have been recognized in the calculation of MRV for these plans.

The discount rate that we utilize for determining future pension and postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected plan pension and postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans. The discount rate determined on this basis decreased from 6.9% at December 31, 2008 to 5.9% at December 31, 2009. We estimate that our 2010 total pension costs will approximate $110 million compared to $58 million in 2009 due to 2008 financial market losses and a decreased discount rate, partially offset by substantial 2009 and planned 2010 contributions coupled with greater than expected 2009 financial market returns. Our 2010 postretirement benefit costs will approximate $167 million compared to $205 million in 2009 primarily due to company specific health care trends and favorable 2009 investment returns, mitigated by a decreased discount rate. Future actual pension and postretirement benefit costs will depend on future investment performance, changes in future discount rates and various other factors related to plan design. The pension cost tracking mechanism that provided for recovery or refunding of pension costs above or below amounts reflected in Detroit Edison’s base rates, at the request of Detroit Edison, was not reauthorized by the MPSC in its rate order effective

January 1, 2009. In April 2005, the MPSC approved the deferral of the non-capitalized portion of MichCon’s negative pension expense. MichCon records a regulatory liability for any negative pension costs, as determined under generally accepted accounting principles.

Lowering the expected long-term rate of return on our plan assets by one percentage point would have increased our 2009 pension costs by approximately $29 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased our 2009 pension costs by approximately $15 million. Lowering the health care cost trend assumptions by one percentage point would have decreased our postretirement benefit service and interest costs for 2009 by approximately $30 million.

In 2008, we changed the measurement date of our pension and postretirement benefit plans from November 30 to December 31. As a result we recognized adjustments of $17 million ($9 million after-tax) and $4 million to retained earnings and regulatory liabilities, respectively, which represents approximately one month of pension and other postretirement benefit cost for the period from December 1, 2007 to December 31, 2008.

The value of our pension and postretirement benefit plan assets was $3.4 billion at December 31, 2009 and $2.8 billion at December 31, 2008. At December 31, 2009 our pension plans were underfunded by $887 million and our other postretirement benefit plans were underfunded by $1.3 billion. The 2009 and 2008 funding levels were generally similar because of positive investment performance returns and plan sponsor contributions in 2009, largely offset by the decreased discount rates.

Pension and postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. We made contributions to our pension plans of $200 million and $100 million in 2009 and 2008, respectively. Also, we contributed $100 million to our pension plans in January 2010. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, we anticipate making up to an additional $100 million contribution to our pension plans in 2010 and up to $1.1 billion over the next five years. We made postretirement benefit plan contributions of $205 million and $116 million in 2009 and 2008, respectively. We are required by orders issued by the MPSC to make postretirement benefit contributions at least equal to the amounts included in Detroit Edison’s and MichCon’s base rates. As a result, we expect to make up to a $130 million contribution to our postretirement plans in 2010 and, subject to MPSC funding requirements, up to $765 million over the next five years. The planned contributions will be made in cash, DTE Energy common stock or a combination of cash and stock.

See Note 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Legal Reserves

We are involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We regularly assess our liabilities and contingencies in connection with asserted or potential matters, and establish reserves when appropriate. Legal reserves are based upon management’s assessment of pending and threatened legal proceedings and claims against us.

Insured and Uninsured Risks

Our comprehensive insurance program provides coverage for various types of risks. Our insurance policies cover risk of loss including property damage, general liability, workers’ compensation, auto liability, and directors’ and officers’ liability. Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. The maximum self-insured retention for various risks is as follows: property damage- $10 million, general liability- $7 million, workers’ compensation- $9 million, and auto liability- $7 million. We have an actuarially determined estimate of our incurred but not reported (IBNR) liability prepared annually and we adjust our reserves for self-insured risks as appropriate. As of December 31, 2009, this IBNR liability was approximately $38 million.

Accounting for Tax Obligations

We are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate our obligations to taxing authorities. We account for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If the benefit does not meet the more likely than not criteria for being sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We also have non-income tax obligations related to property, sales and use and employment-related taxes and ongoing appeals related to these tax matters.

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets related to capital losses that we believe will be realized in future periods. We believe the resulting tax reserve balances as of December 31, 2009 and December 31, 2008 are appropriately accounted. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

See Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

FAIR VALUE

Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts we typically classify as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign exchange contracts. Items we do not generally account for as derivatives include proprietary gas inventory, gas storage and transportation arrangements, and gas and oil reserves. See Notes 4 and 5 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following tables contain the four categories of activities represented by their operating characteristics and key risks:

•	Economic Hedges — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Structured Contracts — Represents derivative activity transacted by originating hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers. Substantially all of this activity represents full requirements contracts, whereby the hedged percentage is largely based on estimated load requirements.

•	Proprietary Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity associated with our Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein. Other also includes derivative activity at Detroit Edison related to FTR’s and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

The following tables provide details on changes in our MTM net asset (or liability) position during 2009:

	Economic	Structured	Proprietary
	Hedges	Contracts	Trading	Other	Total
	(in Millions)

MTM at December 31, 2008	$18	$(222)	$22	$9	$(173)

Reclassify to realized upon settlement	(23)	98	(198)	(8)	(131)
Changes in fair value recorded to income	9	(32)	203	—	180

Amounts recorded to unrealized income	(14)	66	5	(8)	49
Changes in fair value recorded in regulatory liabilities	—	—	—	(16)	(16)
Amounts recorded in other comprehensive income, pretax	—	—	—	5	5
Change in collateral held by others	9	21	68	—	98
Option premiums paid and other	—	3	(65)	6	(56)

MTM at December 31, 2009	$13	$(132)	$30	$(4)	$(93)

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

The following table provides a current and noncurrent analysis of Derivative assets and liabilities, as reflected on the Consolidated Statements of Financial Position as of December 31, 2009. Amounts that relate to contracts that become due within twelve months are classified as current and all remaining amounts are classified as noncurrent.

	Economic	Structured	Proprietary			Assets
	Hedges	Contracts	Trading	Eliminations	Other	(Liabilities)
	(in Millions)

Current assets	$11	$171	$27	$(4)	$4	$209
Noncurrent assets	8	104	5	(1)	—	116

Total MTM assets	19	275	32	(5)	4	325

Current liabilities	(5)	(218)	4	4	(5)	(220)
Noncurrent liabilities	(1)	(189)	(6)	1	(3)	(198)

Total MTM liabilities	(6)	(407)	(2)	5	(8)	(418)

Total MTM net assets (liabilities)	$13	$(132)	$30	$—	$(4)	$(93)

The table below shows the maturity of our MTM positions:

				2013
				and	Total Fair
Source of Fair Value	2010	2011	2012	Beyond	Value
	(in Millions)

Economic Hedges	$6	$(3)	$(4)	$14	$13
Structured Contracts	(45)	(35)	(22)	(30)	(132)
Proprietary Trading	29	5	2	(6)	30
Other	(1)	(3)	—	—	(4)

Total	$(11)	$(36)	$(24)	$(22)	$(93)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk

DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.

The Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the form of PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales revenue and uncollectible expenses at the Gas Utility. Gas Utility manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company has tracking mechanisms to mitigate a portion of losses related to uncollectible accounts receivable at MichCon and Detroit Edison. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

Our Gas Storage and Pipelines business segment has limited exposure to natural gas price fluctuations and manages its exposure through the sale of long-term storage and transportation contracts.

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

Our Energy Trading business segment has exposure to electricity, natural gas, crude oil, heating oil, and foreign exchange price fluctuations. These risks are managed by our energy marketing and trading operations through the use of forward energy, capacity, storage, options and futures contracts, within pre-determined risk parameters.

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

The Company’s utilities and certain non-utility businesses provide services to the domestic automotive industry, including GM, Ford Motor Company (Ford) and Chrysler and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $9 million of pre-petition accounts receivable related to Chrysler as of December 31, 2009. GM filed for bankruptcy protection on June 1, 2009. We have reserved or written off approximately $5 million of pre-petition accounts and notes receivable related to GM as of December 31, 2009. Closing of GM or Chrysler plants or other facilities that operate within Detroit Edison’s service territory will also negatively impact the Company’s operating revenues in future periods. In 2009, GM and Chrysler each represented two percent of our annual electric sales volumes, respectively. GM and Chrysler have an immaterial impact to MichCon’s revenues.

Other

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of December 31, 2009:

	Credit Exposure
	Before Cash	Cash	Net Credit
	Collateral	Collateral	Exposure
	(in Millions)

Investment Grade(1)
A− and Greater	$254	$(12)	$242
BBB+ and BBB	177	—	177
BBB-	54	—	54

Total Investment Grade	485	(12)	473
Non-investment grade(2)	2	—	2
Internally Rated — investment grade(3)	99	—	99
Internally Rated — non-investment grade(4)	10	—	10

Total	$596	$(12)	$584

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 29 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than one percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 14 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented less than two percent of the total gross credit exposure.

Interest Rate Risk

DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2009, we had a floating rate debt-to-total debt ratio of approximately five percent (excluding securitized debt).

Foreign Exchange Risk

The Company has foreign exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign exchange fluctuations, we have entered into a series of exchange forward contracts through January 2013. Additionally, we may enter into fair value exchange hedges to mitigate changes in the value of contracts or loans.

Summary of Sensitivity Analysis

The Company performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign exchange forward contracts. The commodity contracts and foreign exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2009 and 2008 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of December 31, 2009 and 2008:

	Assuming a		Assuming a
	10% Increase in Rates		10% Decrease in Rates
	As of December 31,		As of December 31,
Activity	2009	2008	2009	2008	Change in the Fair Value of
		(in Millions)

Coal Contracts	$—	$1	$—	$(1)	Commodity contracts
Gas Contracts	$(2)	$(13)	$1	$13	Commodity contracts
Oil Contracts	$1	$1	$(1)	$(1)	Commodity contracts
Power Contracts	$(3)	$3	$2	$(2)	Commodity contracts
Interest Rate Risk	$(290)	$(317)	$313	$346	Long-term debt
Foreign Exchange Risk	$2	$5	$(2)	$(5)	Forward contracts
Discount Rates	$—	$1	$—	$(1)	Commodity contracts

For further discussion of market risk, see Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and financial statement schedule are included herein.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s financial statements, as stated in their report which appears herein.

(c)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Energy Company and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company:

We have audited the consolidated statement of financial position of DTE Energy Company and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity and comprehensive income for years ended December 31, 2008 and 2007. Our audits also included the 2008 and 2007 information in the financial statement schedules listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DTE Energy Company and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2008 and 2007 financial statement schedules, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 27, 2009

(August 20, 2009, as to the effects of the retrospective adoption of Accounting Standards Codification (“ASC”) 810-10 and ASC 260-10 as described in Note 3 to the consolidated financial statements)

DTE Energy Company

Consolidated Statements of Operations

	Year Ended December 31
	2009	2008	2007
	(in Millions, except per
	share amounts)

Operating Revenues	$8,014	$9,329	$8,475

Operating Expenses
Fuel, purchased power and gas	3,118	4,306	3,552
Operation and maintenance	2,372	2,694	2,892
Depreciation, depletion and amortization	1,020	901	932
Taxes other than income	275	304	357
Gain on sale of non-utility business	—	(128)	(900)
Other asset (gains) and losses, reserves and impairments, net	(20)	(11)	37

	6,765	8,066	6,870

Operating Income	1,249	1,263	1,605

Other (Income) and Deductions
Interest expense	545	503	533
Interest income	(19)	(19)	(25)
Other income	(102)	(104)	(93)
Other expenses	43	64	35

	467	444	450

Income Before Income Taxes	782	819	1,155
Income Tax Provision	247	288	364

Income from Continuing Operations	535	531	791
Discontinued Operations Income (Loss), net of tax	—	22	(4)

Net Income	535	553	787
Less: Net Income (Loss) Attributable to Noncontrolling Interests From
Continuing operations	3	5	4
Discontinued operations	—	2	(188)

	3	7	(184)

Net Income Attributable to DTE Energy Company	$532	$546	$971

Basic Earnings per Common Share
Income from continuing operations	$3.24	$3.22	$4.62
Discontinued operations	—	.12	1.08

Total	$3.24	$3.34	$5.70

Diluted Earnings per Common Share
Income from continuing operations	$3.24	$3.22	$4.61
Discontinued operations	—	.12	1.08

Total	$3.24	$3.34	$5.69

Weighted Average Common Shares Outstanding
Basic	164	163	170
Diluted	164	163	171
Dividends Declared per Common Share	$2.12	$2.12	$2.12

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position

	December 31
	2009	2008
	(in Millions)

ASSETS
Current Assets
Cash and cash equivalents	$52	$86
Restricted cash	84	86
Accounts receivable (less allowance for doubtful accounts of $262 and $265, respectively)
Customer	1,438	1,666
Other	217	166
Inventories
Fuel and gas	309	333
Materials and supplies	200	206
Deferred income taxes	167	227
Derivative assets	209	316
Other	201	242

	2,877	3,328

Investments
Nuclear decommissioning trust funds	817	685
Other	598	595

	1,415	1,280

Property
Property, plant and equipment	20,588	20,065
Less accumulated depreciation, depletion and amortization	(8,157)	(7,834)

	12,431	12,231

Other Assets
Goodwill	2,024	2,037
Regulatory assets	4,110	4,231
Securitized regulatory assets	870	1,001
Intangible assets	54	70
Notes receivable	113	115
Derivative assets	116	140
Other	185	157

	7,472	7,751

Total Assets	$24,195	$24,590

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position — (Continued)

	December 31
	2009	2008
	(in Millions,
	except shares)

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$723	$899
Accrued interest	114	119
Dividends payable	88	86
Short-term borrowings	327	744
Current portion long-term debt, including capital leases	671	362
Derivative liabilities	220	285
Other	502	518

	2,645	3,013

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,237	6,458
Securitization bonds	793	932
Trust preferred-linked securities	289	289
Capital lease obligations	51	62

	7,370	7,741

Other Liabilities
Deferred income taxes	2,096	1,958
Regulatory liabilities	1,337	1,202
Asset retirement obligations	1,420	1,340
Unamortized investment tax credit	85	96
Derivative liabilities	198	344
Liabilities from transportation and storage contracts	96	111
Accrued pension liability	881	871
Accrued postretirement liability	1,287	1,434
Nuclear decommissioning	136	114
Other	328	328

	7,864	7,798

Commitments and Contingencies (Notes 12 and 20)
Equity
Common stock, without par value, 400,000,000 shares authorized, 165,400,045 and 163,019,596 shares issued and outstanding, respectively	3,257	3,175
Retained earnings	3,168	2,985
Accumulated other comprehensive loss	(147)	(165)

Total DTE Energy Company Shareholders’ Equity	6,278	5,995
Noncontrolling interests	38	43

Total Equity	6,316	6,038

Total Liabilities and Equity	$24,195	$24,590

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(in Millions)

Operating Activities
Net income	$535	$553	$787
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	1,020	899	926
Deferred income taxes	205	348	144
Gain on sale of non-utility business	—	(128)	(900)
Other asset (gains), losses and reserves, net	(10)	(4)	(9)
Gain on sale of interests in synfuel projects	—	(31)	(248)
Impairment of synfuel projects	—	—	4
Contributions from synfuel partners	—	14	229
Changes in assets and liabilities, exclusive of changes shown separately (Note 23)	69	(92)	192

Net cash from operating activities	1,819	1,559	1,125

Investing Activities
Plant and equipment expenditures — utility	(960)	(1,183)	(1,035)
Plant and equipment expenditures — non-utility	(75)	(190)	(264)
Proceeds from sale of interests in synfuel projects	—	84	447
Refunds to synfuel partners	—	(387)	(115)
Proceeds from sale of non-utility business	—	253	1,262
Proceeds from sale of other assets, net	83	25	85
Restricted cash for debt redemption	2	54	6
Proceeds from sale of nuclear decommissioning trust fund assets	295	232	286
Investment in nuclear decommissioning trust funds	(315)	(255)	(323)
Other investments	(94)	(156)	(19)

Net cash from (used) for investing activities	(1,064)	(1,523)	330

Financing Activities
Issuance of long-term debt	427	1,310	50
Redemption of long-term debt	(486)	(446)	(393)
Repurchase of long-term debt	—	(238)	—
Short-term borrowings, net	(417)	(340)	(47)
Issuance of common stock	35	—	—
Repurchase of common stock	—	(16)	(708)
Dividends on common stock	(348)	(344)	(364)
Other	—	(10)	(6)

Net cash used for financing activities	(789)	(84)	(1,468)

Net Decrease in Cash and Cash Equivalents	(34)	(48)	(13)
Cash and Cash Equivalents Reclassified (to) from Assets Held for Sale	—	11	(11)
Cash and Cash Equivalents at Beginning of Period	86	123	147

Cash and Cash Equivalents at End of Period	$52	$86	$123

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Changes in Equity

				Accumulated
				Other	Non-
	Common Stock		Retained	Comprehensive	Controlling
	Shares	Amount	Earnings	Loss	Interest	Total
	(Dollars in millions, shares in Thousands)

Balance, December 31, 2006	177,138	$3,467	$2,593	$(211)	$42	$5,891

Net income (loss)	—	—	971	—	(184)	787
Implementation of ASC 740 (FIN 48)	—	—	(5)	—	—	(5)
Dividends declared on common stock	—	—	(358)	—	—	(358)
Repurchase and retirement of common stock	(14,440)	(297)	(411)	—	—	(708)
Benefit obligations, net of tax	—	—	—	6	—	6
Net change in unrealized losses on derivatives, net of tax	—	—	—	91	—	91
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Contributions from noncontrolling interests	—	—	—	—	229	229
Stock-based compensation, distributions to noncontrolling interests and other	534	6	—	—	(39)	(33)

Balance, December 31, 2007	163,232	3,176	2,790	(113)	48	5,901

Net income	—	—	546	—	7	553
Implementation of ASC 820 (SFAS No. 157), net of tax	—	—	4	—	—	4
Implementation of ASC 715 (SFAS No. 158) measurement date provision, net of tax	—	—	(9)	—	—	(9)
Dividends declared on common stock	—	—	(346)	—	—	(346)
Repurchase and retirement of common stock	(479)	(16)	—	—	—	(16)
Benefit obligations, net of tax	—	—	—	(22)	—	(22)
Foreign exchange translation, net of tax	—	—	—	(2)	—	(2)
Net change in unrealized losses on derivatives, net of tax	—	—	—	6	—	6
Net change in unrealized losses on investments, net of tax	—	—	—	(34)	—	(34)
Contributions from noncontrolling interests	—	—	—	—	14	14
Stock-based compensation, distributions to noncontrolling interests and other	267	15	—	—	(26)	(11)

Balance, December 31, 2008	163,020	3,175	2,985	(165)	43	6,038

Net income	—	—	532	—	3	535
Dividends declared on common stock	—	—	(349)	—	—	(349)
Issuance of common stock	1,109	35	—	—	—	35
Benefit obligations, net of tax	—	—	—	7	—	7
Foreign exchange translation, net of tax	—	—	—	2	—	2
Net change in unrealized losses on derivatives, net of tax	—	—	—	1	—	1
Net change in unrealized losses on investments, net of tax	—	—	—	8	—	8
Contributions from noncontrolling interests	—	—	—	—	4	4
Stock-based compensation, distributions to noncontrolling interests and other	1,271	47	—	—	(12)	35

Balance, December 31, 2009	165,400	$3,257	$3,168	$(147)	$38	$6,316

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Comprehensive Income

The following table displays comprehensive income:

	2009	2008	2007
	(in Millions)

Net income	$535	$553	$787

Other comprehensive income (loss), net of tax:
Foreign exchange translation, net of taxes of $1, $(1) and $-	2	(2)	—
Benefit obligations, net of taxes of $4, $(12) and $3	7	(22)	6
Net unrealized gains (losses) on derivatives:
Gains (losses) arising during the period, net of taxes of $2, $2 and $(76)	3	4	(141)
Amounts reclassified to income, net of taxes of $(1), $1 and $125	(2)	2	232

	1	6	91

Net unrealized gains (losses) on investments:
Gains (losses) arising during the period, net of taxes of $3, $(19) and $2	5	(34)	4
Amounts reclassified to income, net of taxes of $2, $-and $(2)	3	—	(3)

	8	(34)	1

Comprehensive income	553	501	885
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	7	(184)

Comprehensive income attributable to DTE Energy Company	$550	$494	$1,069

See Notes to Consolidated Financial Statements

DTE Energy Company

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Corporate Structure

DTE Energy owns the following businesses:

•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.1 million customers in southeast Michigan;

•	MichCon, a natural gas utility engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan; and

•	Other segments are involved in 1) natural gas pipelines and storage; 2) unconventional gas project development and production; 3) power and industrial projects and coal transportation and marketing; and 4) energy marketing and trading operations.

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

We consolidate variable interest entities (VIEs) for which we are the primary beneficiary. In general, we determine whether we are the primary beneficiary of a VIE through a qualitative analysis of risk which indentifies which variable interest holder absorbs the majority of the financial risk or rewards and variability of the VIE. In performing this analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the identification of variable interest holders including equity owners, customers, suppliers and debt holders and which parties participated significantly in the design of the entity. If the qualitative analysis is inconclusive, a specific quantitative analysis is performed. Refer to Note 3 for discussion of changes in consolidation guidance applicable to VIEs.

Legal entities within the Company’s Power and Industrial Projects segments enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk and generally are VIEs. Potential new arrangements

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

are continually under consideration and completed arrangements in 2009 have resulted in an increase in the number of VIEs with which the Company is affiliated.

The aforementioned arrangements are assessed on a qualitative and, if necessary, quantitative basis to determine who is the primary beneficiary. If the Company is the primary beneficiary, the VIE is consolidated. If the Company is not the primary beneficiary, the VIE is accounted for under the equity method of accounting. The VIEs are reviewed for reconsideration events each quarter, and the assessment of the primary beneficiary updated, if necessary.

DTE Energy has interests in various unconsolidated trusts that were formed for the sole purpose of issuing preferred securities and lending the gross proceeds to the Company. The sole assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. We have reviewed these interests and have determined they are VIEs, but the Company is not the primary beneficiary as it does not have variable interests in the trusts.

The maximum risk exposure for consolidated VIEs is reflected on our Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally only the extent of our investment and/or the amount which we have guaranteed. In general, creditors of consolidated VIEs do not have recourse to the general credit of the Company.

The following table summarizes the amounts for variable interest entities with which the Company is affiliated as of December 31, 2009 and 2008:

	2009	2008
	(in Millions)

Variable Interest Entities — Consolidated
Total Assets	$96	$47
Total Liabilities	40	39
Shareholders’ Equity	5	(4)
Variable Interest Entities — Non-consolidated
Other Investments	$178	$191
Bank loan guarantee	11	—
Trust preferred — linked securities	289	289

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Revenues

Revenues from the sale and delivery of electricity, and the sale, delivery and storage of natural gas are recognized as services are provided. Detroit Edison and MichCon record revenues for electric and gas provided but unbilled at the end of each month.

Detroit Edison’s accrued revenues include a component for the cost of power sold that is recoverable through the PSCR mechanism. MichCon’s accrued revenues include a component for the cost of gas sold that is recoverable through the GCR mechanism. Annual PSCR and GCR proceedings before the MPSC permit Detroit Edison and MichCon to recover prudent and reasonable supply costs. Any overcollection or undercollection of costs, including interest, will be reflected in future rates. See Note 12.

Non-utility businesses recognize revenues as services are provided and products are delivered. Revenues and energy costs related to trading contracts are presented on a net basis in the Consolidated Statements of Operations. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses recorded in Operating Revenues.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Accounting for ISO Transactions

Detroit Edison participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. Detroit Edison accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. We record net purchases in a single hour in fuel, purchased power and gas and net sales in a single hour in operating revenues in the Consolidated Statements of Income. We record net sale billing adjustments when we receive invoices. We record expense accruals for future net purchases adjustments base on historical experience, and reconcile accruals to actual expenses when we receive invoices.

Energy Trading participates in the energy markets through MISO, PJM and ISO-NE. These markets require that we submit hourly day-ahead, real time bids and offers for energy at locations across each RTO region. We submit bids in the annual and monthly auction revenue rights and FTR auctions for the all the RTO’s. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time and FTR markets. These transactions are related to our trading contracts which are presented on a net basis in operating revenues in the Consolidated Statements of Income.

Comprehensive Income

Comprehensive income is the change in Common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to Other comprehensive income for the year ended December 31, 2009 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, and changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign exchange translation adjustments.

	Net	Net			Accumulated
	Unrealized	Unrealized		Foreign	Other
	Gain/(Loss)	Gain/(Loss)	Benefit	Exchange	Comprehensive
	on Derivatives	on Investments	Obligations	Translation	Loss
	(in Millions)

Beginning balances	$(7)	$(18)	$(138)	$(2)	$(165)
Current period change, net of tax	1	8	7	2	18

Ending balance	$(6)	$(10)	$(131)	$—	$(147)

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

The allowance for doubtful accounts for Detroit Edison and MichCon is generally calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

received by the due date, typically 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on contractual past-due terms established with customers. Customer accounts are written off when collection efforts have been exhausted, generally one year after service has been terminated.

The customer allowance for doubtful accounts for our other businesses is calculated based on specific review of probable future collections based on receivable balances in excess of 90 days.

Unbilled revenues of $618 million and $812 million are included in customer accounts receivable at December 31, 2009 and 2008, respectively.

Inventories

The Company generally values inventory at average cost.

Gas inventory of $44 million and $14 million as of December 31, 2009 and 2008, respectively, at MichCon is determined using the last-in, first-out (LIFO) method. At December 31, 2009, the replacement cost of gas remaining in storage exceeded the LIFO cost by $218 million. At December 31, 2008, the replacement cost of gas remaining in storage exceeded the LIFO cost by $232 million. During 2008, MichCon liquidated 4.2 Bcf prior years’ LIFO layers. The liquidation reduced 2008 cost of gas by approximately $21 million, but had no impact on earnings as a result of the GCR mechanism.

Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization

Property is stated at cost and includes construction-related labor, materials, overheads and an allowance for funds used during construction (AFUDC). The cost of properties retired, less salvage value, at Detroit Edison and MichCon is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.

Approximately $13 million and $25 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2009 and December 31, 2008, respectively. Amounts are accrued on a pro-rata basis over an 18-month period that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.

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

Capitalized software costs are classified as Property, plant and equipment and the related amortization is included in Accumulated depreciation, depletion and amortization on the Consolidated Statements of Financial Position. The Company capitalizes the costs associated with computer software it develops or obtains for use in its business. The Company amortizes capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 20 years. See Note 7.

Unconventional Gas Production

The Company follows the successful efforts method of accounting for investments in gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

wells are capitalized when incurred, pending determination of whether the well contains proved reserves. If an exploratory well does not contain proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining properties without economical quantities of proved reserves are expensed as incurred. An impairment loss is recorded if the net capitalized costs of proved gas properties exceed the aggregate related undiscounted future net revenues. An impairment loss is recorded to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. Depreciation, depletion and amortization of proved gas properties are determined using the units-of-production method.

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

Our Power and Industrial Projects segment has long-term contracts with General Motors Corporation (GM) to provide onsite energy services at certain of their facilities. At December 31, 2009, the book value of long-lived assets used in the servicing of these facilities was approximately $65 million. In addition, we have an equity investment of approximately $51 million in an entity which provides similar services to Chrysler LLC (Chrysler). We considered the 2009 bankruptcies of GM and Chrysler as an indication of possible impairment due to a significant adverse change in the business climate that could affect the value of our long-lived assets, performed impairment tests on these assets in the second quarter of 2009 and determined that we did not have an impairment. We have also determined that we do not have an other than temporary decline in our Chrysler-related equity investment. We will continue to assess these matters in future periods for possible asset impairments. See Note 11.

Intangible Assets

The Company has certain intangible assets relating to emission allowances and non-utility contracts. Emission allowances are charged to fuel expense as the allowances are consumed in the operation of the business. Our intangible assets related to emission allowances were $9 million at December 31, 2009 and $19 million at December 31, 2008. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2009 were $64 million and $19 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2008 were $66 million and $15 million, respectively. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years. Intangible assets amortization expense was $4 million in 2009, $7 million in 2008 and $2 million in 2007. Amortization expense of intangible assets is estimated to be $4 million annually for 2010 through 2014.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

the life of the replacement issue. Discount, premium and expense on early redemptions of debt associated with non-utility operations are charged to earnings.

Investments in Debt and Equity Securities

The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the investment being written down to its estimated fair value. See Note 4.

Offsetting Amounts Related to Certain Contracts

The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of December 31, 2009 and December 31, 2008, the total cash collateral posted, net of cash collateral received, was $117 million and $30 million, respectively. Derivative assets and derivative liabilities are shown net of collateral of $34 million and $120 million, respectively, as of December 31, 2009 and $31 million and $17 million, respectively as of December 31, 2008. At December 31, 2009, amounts of cash collateral received or paid not related to unrealized derivative positions totaling $32 million and $1 million were included in Accounts receivable and Accounts payable, respectively. At December 31, 2008, amounts of cash collateral received or paid not related to unrealized derivative positions totaling $7 million and $23 million were included in Accounts receivable and Accounts payable, respectively.

Subsequent Events

The Company has evaluated subsequent events through February 23, 2010, the date that these financial statements were issued.

Other Accounting Policies

See the following notes for other accounting policies impacting the Company’s consolidated financial statements:

Note	Title

3	New Accounting Pronouncements
4	Fair Value
5	Financial and Other Derivative Instruments
6	Goodwill
9	Asset Retirement Obligation
12	Regulatory Matters
13	Income Taxes
21	Retirement Benefits and Trusteed Assets
22	Stock-based Compensation

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codificationtm(Codification)

On July 1, 2009, the Codification became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.

Fair Value Accounting

In September 2006, the FASB issued ASC 820 (SFAS No. 157, Fair Value Measurements). The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability. Effective January 1, 2008, the Company adopted ASC 820 (SFAS No. 157). The cumulative effect adjustment upon adoption of ASC 820 represented a $4 million increase to the January 1, 2008 balance of retained earnings. As permitted by ASC 820-10 (FSP No. 157-2), the Company elected to defer the effective date of the standard as it pertains to measurement and disclosures about the fair value of non-financial assets and liabilities made on a nonrecurring basis. The Company has adopted the recognition provisions for non-financial assets and liabilities as of January 1, 2009. See Note 4.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. The FSPs are effective for interim and annual periods ending after June 15, 2009.

•	ASC 825-10 (FSP No. 107-1 and APB No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10 to interim periods.

•	ASC 820-10 (FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which applies to all assets and liabilities, i.e., financial and nonfinancial, reemphasizes that the objective of fair value remains unchanged (i.e., an exit price notion). The FSP provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. The FSP also emphasizes that an entity cannot presume that an observable transaction price is not orderly even when there has been a significant decline in the volume and level of activity.

•	ASC 320-10 (FSP No. 115-2 and SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The Company adopted these FSPs in the second quarter of 2009. The adoption of these FSPs did not have a significant impact on DTE Energy’s consolidated financial statements.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued ASC 260-10 (FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in ASC 260-10, section 45, paragraphs 59A and 60B (SFAS No. 128, Earnings Per Share). Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Stock awards granted by the Company under its stock-based compensation plan qualify as a participating security. This FSP was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the requirements of the FSP effective January 1, 2009 and applied the requirements retrospectively. The adoption of the FSP had the effect of reducing previously reported 2008 amounts for basic and diluted earnings per common share by $.03 and $.02, respectively, and reducing previously reported 2007 amounts for basic and diluted earnings per common share by $.03 and $.01, respectively.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued ASC 810-10 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51). This standard establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2008. This standard shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2009 and applied the new presentation and disclosure requirements retrospectively. As a result, the formats and captions of certain 2008 and 2007 financial statement amounts have been revised to present noncontrolling interests in accordance with ASC 810-10 (SFAS No. 160). These revisions include reclassifying minority interest expense as net income attributable to noncontrolling interests, moving minority interest to noncontrolling interests in total shareholders’ equity, and separately reflecting activity of noncontrolling interests in the Consolidated Statements of Equity and of Comprehensive Income.

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

The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption are encouraged but not required. The Company adopted the standard effective January 1, 2009. See Note 5.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Subsequent Events

In May 2009, the FASB issued ASC 855 (SFAS No. 165, Subsequent Events). This standard provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. The standard does not significantly change the Company’s practice for evaluating such events. ASC 855 (SFAS No. 165) is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted the standard during the quarter ended June 30, 2009. See Note 2.

Transfers of Financial Assets

In June 2009, the FASB issued ASU 2009-16 (SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB No. 140). This standard amends ASC 860, (SFAS No. 140), eliminates the concept of a “qualifying special-purpose entity” (QSPE) and associated guidance and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. ASU 2009-16 (SFAS No. 166) is intended to enhance reporting in the wake of the subprime mortgage crisis and the deterioration in the global credit markets. The standard is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. ASU 2009-16 (SFAS No. 166) must be applied prospectively to transfers of financial assets occurring on or after its effective date. The adoption of ASU 2009-16 (SFAS No. 166) will not have a material impact on DTE Energy’s consolidated financial statements.

Variable Interest Entities (VIE)

In June 2009, the FASB issued ASU 2009-17 (SFAS No. 167, Amendments to FASB Interpretation 46(R)). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810 -10 (Interpretation 46(R)). The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company will need to reconsider its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 (SFAS No. 167) is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is currently assessing the impact of ASU 2009-17 (SFAS No. 167), however adoption of the standard is not expected to have a material impact to the consolidated financial statements.

Fair Value Measurements and Disclosures

In September and August 2009, respectively, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosure, and ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-12 provides guidance for the fair value measurement of investments in certain entities that calculate the net asset value per share (or its equivalent) determined as of the reporting entity’s measurement date. Certain attributes of the investment (such as restrictions on redemption) and transaction prices from principal-to-principal or brokered transactions will not be considered in measuring the fair value of the investment. The amendments in this standard are effective for interim and annual periods ending after December 15, 2009.

ASU 2009-05 provides guidance on measuring the fair value of liabilities under ASC 820. This standard clarifies that in the absence of a quoted price in an active market for an identical liability at the measurement date, companies may apply approaches that use the quoted price of an investment in the identical liability or

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

similar liabilities traded as assets or other valuation techniques consistent with the fair-value measurement principles in ASC 820. The standard permits fair value measurements of liabilities that are based on the price that a company would pay to transfer the liability to a new obligor. It also permits a company to measure the fair value of liabilities using an estimate of the price it would receive to enter into the liability at that date. The new standard is effective for interim and annual periods beginning after August 27, 2009 and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-12 and ASU 2009-05 did not have a material impact on DTE Energy’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

Revenue Arrangements

In September 2009, the FASB ratified Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (not yet codified). Issue 08-1 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of Issue No. 08-1 on DTE Energy’s consolidated financial statements. Adoption of the standard is not expected to have a material impact to the consolidated financial statements.

NOTE 4 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the years ended December 31, 2009 and 2008. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Netting	Net Balance at
	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2009
	(in Millions)

Assets:
Cash equivalents	$15	$—	$—	$—	$15
Nuclear decommissioning trusts and Other Investments(1)	599	325	—	—	924
Derivative assets	1,080	1,207	385	(2,347)	325

Total	$1,694	$1,532	$385	$(2,347)	$1,264

Liabilities:
Derivative liabilities	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Total	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Net Assets at December 31, 2009	$574	$162	$24	$86	$846

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008
	(in Millions)

Liability balance as of beginning of the period	$(183)	$(366)
Changes in fair value recorded in income	41	(10)
Changes in fair value recorded in regulatory assets/liabilities	—	2
Changes in fair value recorded in other comprehensive income	8	6
Purchases, issuances and settlements	(44)	195
Transfers in/out of Level 3	202	(10)

Liability balance as of December 31	$24	$(183)

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2009 and 2008	$93	$129

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model become unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. Transfers out of Level 3 in 2009 reflect a change in the significance of unobservable inputs and an increased reliance on broker quotes for certain gas transactions.

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

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trust fund investments have been established to satisfy Detroit Edison’s nuclear decommissioning obligations. The nuclear decommissioning trusts and other fund investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Financial Instruments

The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further fair value information on financial and derivative instruments.

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$8.3 billion	$8.0 billion	$7.7 billion	$8.0 billion

Nuclear Decommissioning Trust Funds

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 9 for additional information.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
	2009	2008
	(in Millions)

Fermi 2	$790	$649
Fermi 1	3	3
Low level radioactive waste	24	33

Total	$817	$685

At December 31, 2009, investments in the nuclear decommissioning trust funds consisted of approximately 51% in publicly traded equity securities, 48% in fixed debt instruments and 1% in cash equivalents. At December 31, 2008, investments in the nuclear decommissioning trust funds consisted of approximately 42% in publicly traded equity securities, 57% in fixed debt instruments and 1% in cash equivalents. The debt securities at both December 31, 2009 and December 31, 2008 had an average maturity of approximately 5 years.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2009	2008	2007
	(in Millions)

Realized gains	$37	$34	$25
Realized losses	$(55)	$(49)	$(17)
Proceeds from sales of securities	$295	$232	$286

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Asset retirement obligation, Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
	Value	Gains
	(in Millions)

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

As of December 31, 2008
Equity securities	$288	$65
Debt securities	388	17
Cash and cash equivalents	9	—

	$685	$82

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $48 million and $92 million of unrealized losses as regulatory assets at December 31, 2009 and 2008, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges in 2009 and 2008 for Fermi 1. Detroit Edison recognized impairment charges of $0.2 million for Fermi 1 in 2007.

Other Available — For — Sale Securities

The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying value	Fair Value	Carrying Value
	(in Millions)

Cash equivalents	$106	$106	$99	$99
Equity securities	$11	$11	$28	$28

At December 31, 2009 and 2008, these securities are comprised primarily of money-market and equity securities. During the year ended December 31, 2009, $3 million of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into earnings for the period. This reclassification includes an other than temporary impairment of equity securities of $4 million. Gains (losses) related to trading securities held at December 31, 2009, 2008, and 2007 were $8 million, $(14) million and $3 million respectively.

NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives on the Consolidated Statements of Financial Position at their fair value unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in the fair value are recognized in earnings each period.

The Company’s primary market risk exposure is associated with commodity prices, credit, interest rates and foreign exchange. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment and the coal marketing activities of its Power and Industrial Projects segment. Contracts classified as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign exchange contracts. Items not classified as derivatives include proprietary gas inventory, gas storage and transportation arrangements, and gas and oil reserves. Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities on the Consolidated Statements of Financial Position.

Electric Utility — Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities, until realized.

Gas Utility — MichCon purchases, stores, transports and distributes natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2013. These gas-supply contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward storage and transportation capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.

Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.

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

Energy Trading — Foreign Exchange Risk — Energy Trading has foreign exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. The Company enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless certain hedge accounting criteria are met. In 2008 and 2007, $1 million and $7 million, respectively, of after-tax losses related to a foreign exchange hedge were reclassified to earnings. The foreign exchange hedge was fully realized as of December 31, 2008 and therefore, no further earnings impact is expected.

Corporate and Other — Interest Rate Risk — The Company uses interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, the Company entered into a series of interest rate derivatives to limit its sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. The

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Company subsequently issued long-term debt and terminated these hedges at a cost that is included in other comprehensive loss. Amounts recorded in other comprehensive loss will be reclassified to interest expense through 2033. In 2010, the Company estimates reclassifying $3 million of losses to earnings.

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its December 31, 2009 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to result in material effects on the Company’s financial statements.

Derivative Activities

The Company manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:

•	Economic Hedges — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with owned transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Structured Contracts — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Proprietary Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity associated with our Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein. Other also includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following represents the fair value of derivative instruments as of December 31, 2009:

	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(in Millions)
Derivatives designated as hedging instruments:
Commodity Contracts:
Natural Gas	Derivative assets	$2	Derivative liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Derivative assets	$24	Derivative liabilities	$(31)
Commodity Contracts:
Natural Gas	Derivative assets	1,323	Derivative liabilities	(1,552)
Electricity	Derivative assets	1,304	Derivative liabilities	(1,241)
Coal	Derivative assets	11	Derivative liabilities	(18)
Oil	Derivative assets	4	Derivative liabilities	(1)
Emissions	Derivative assets	2	Derivative liabilities	(8)
FTR’s	Derivative assets	2	Derivative liabilities	—

Total derivatives not designated as hedging instruments:		$2,670		$(2,851)

Total derivatives:
Current		$1,860		$(1,951)
Noncurrent		812		(900)

Total derivatives		$2,672		$(2,851)

	Current	Noncurrent	Current	Noncurrent
	(in Millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,860	$812	$(1,951)	$(900)
Counterparty netting	(1,644)	(669)	1,644	669
Collateral adjustment	(7)	(27)	87	33

Total derivatives as reported	$209	$116	$(220)	$(198)

For the effective portion of natural gas derivatives designated as cash flow hedges, the Company recognized an after-tax gain of $3 million in Other comprehensive income and reclassified an after-tax gain of $5 million from Accumulated other comprehensive income into Operating revenue for the year ended December 31, 2009. For the effective portion of interest swaps representing a discontinued cash flow hedge, the Company reclassified an after-tax loss of $3 million from Accumulated other comprehensive income into Interest expense for the year ended December 31, 2009.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2009 is as follows:

		Gain (Loss)
		Recognized in
		Income on
		Derivative for
		Year Ended
	Location of Gain (Loss) Recognized	December 31,
Derivatives Not Designated As Hedging Instruments	in Income On Derivative	2009
		(in Millions)

Foreign exchange contracts	Operating Revenue	$(24)
Commodity Contracts:
Electricity	Operating Revenue	19
Natural Gas	Operating Revenue	179
Natural Gas	Fuel, purchased power and gas	4
Oil	Operating Revenue	(3)
Coal	Operating Revenue	(9)
Coal	Operation and maintenance	6
Emissions	Operating Revenue	8

Total		$180

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position is a $16 million loss related to Emissions, which represents a loss of $14 million and $2 million recognized in Regulatory assets and Regulatory liabilities, respectively, for the year ended December 31, 2009.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2009:

Commodity	Number of Units

Electricity (MWh)	50,066,919
FTRs (MW)	61,927
Natural Gas (MMBtu)	421,963,381
Coal (Tons)	890,648
Foreign Exchange ($ CAD)	319,444,012
Emissions (Tons)	3,140,302

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2009, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $250 million. In circumstances where an entity is downgraded below investment grade and collateral requests

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 6 — GOODWILL

The Company has goodwill resulting from purchase business combinations.

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
	(in Millions)

Balance as of January 1	$2,037	$2,037
Allocated goodwill attributable to sale of Gas Utility subsidiaries	(13)	—

Balance at December 31	$2,024	$2,037

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

For the quarters ended June 30, 2009 and September 30, 2009, DTE Energy’s closing stock price increased 16 percent and 27 percent, respectively, as compared to the closing stock price at March 31, 2009. Although DTE Energy was still trading at a discount to book value at the end of the third quarter, the discount improved to 7 percent at September 30, 2009 from 26 percent at March 31, 2009. In assessing whether the continuing discount to book value was an indication of impairment, we considered the following factors: (1) the severity of the decline in DTE Energy’s share price experienced since the fourth quarter of 2008 had diminished and was continuing to recover; and (2) the assumptions incorporated in the first quarter impairment test had either improved or had not changed significantly during the second and third quarters such that they would change the results of Step 1. As a result of this assessment, we determined that the continuing discount to book value was not a triggering event for impairment testing purposes for the second and third quarters.

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

We performed our annual goodwill impairment test as of October 1, 2009 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. We performed our valuations in accordance with the requirements for measuring nonrecurring, nonfinancial assets and liabilities.

DTE Energy’s stock price continued to improve during the fourth quarter, and as of December 31, 2009, it closed in excess of its book value per share of $38.03 by 15 percent. No triggering events for impairment testing purposes were identified during the fourth quarter of 2009.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Summary of property by classification as of December 31:

	2009	2008
	(in Millions)

Property, Plant and Equipment
Electric Utility
Generation	$8,833	$8,544
Distribution	6,618	6,433

Total Electric Utility	15,451	14,977

Gas Utility
Distribution	2,386	2,327
Storage	383	378
Other	1,013	1,090

Total Gas Utility	3,782	3,795

Non-utility and other	1,355	1,293

Total	20,588	20,065

Less Accumulated Depreciation, Depletion and Amortization
Electric Utility
Generation	(3,890)	(3,690)
Distribution	(2,243)	(2,138)

Total Electric Utility	(6,133)	(5,828)

Gas Utility
Distribution	(972)	(955)
Storage	(113)	(107)
Other	(543)	(603)

Total Gas Utility	(1,628)	(1,665)

Non-utility and other	(396)	(341)

Total	(8,157)	(7,834)

Net Property, Plant and Equipment	$12,431	$12,231

AFUDC capitalized during 2009 and 2008 was approximately $14 million and $50 million, respectively.

The composite depreciation rate for Detroit Edison was 3.3% in 2009, 2008 and 2007. The composite depreciation rate for MichCon was 3.1% in 2009, 3.2% in 2008 and 3.1% in 2007.

The average estimated useful life for each major class of utility property, plant and equipment as of December 31, 2009 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Transmission

Electric	40	37	N/A
Gas	N/A	40	37

The estimated useful lives for major classes of non-utility assets and facilities ranges from 3 to 55 years.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Capitalized software costs amortization expense was $66 million in 2009, $54 million in 2008 and $42 million in 2007. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2009 were $613 million and $234 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2008 were $576 million and $192 million, respectively. Amortization expense of capitalized software costs is estimated to be $60 million annually for 2010 through 2014.

Gross property under capital leases was $153 million at December 31, 2009 and December 31, 2008. Accumulated amortization of property under capital leases was $93 million and $85 million at December 31, 2009 and December 31, 2008, respectively.

NOTE 8 — JOINTLY OWNED UTILITY PLANT

Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Detroit Edison’s share of direct expenses of the jointly owned plants are included in Fuel, purchased power and gas and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2009 was as follows:

			Ludington
			Hydroelectric
	Belle River		Pumped Storage

In-service date	1984-1985		1973
Total plant capacity	1,260MW		1,872MW
Ownership interest		*	49%
Investment (in millions)	$1,626		$197
Accumulated depreciation (in millions)	$889		$128

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

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

NOTE 9 — ASSET RETIREMENT OBLIGATIONS

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the asset retirement obligations for 2009 follows:

(in Millions)

Asset retirement obligations at January 1, 2009	$1,361
Accretion	87
Liabilities incurred	1
Liabilities settled	(15)
Revision in estimated cash flows	5

Asset retirement obligations at December 31, 2009	1,439
Less amount included in current liabilities	(19)

$1,420

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Based on the actual or anticipated extended life of the nuclear plant, decommissioning expenditures for Fermi 2 are expected to be incurred primarily during the period of 2025 through 2050. It is estimated that the cost of decommissioning Fermi 2, when its license expires in 2025, will be $1.3 billion in 2009 dollars and $3.4 billion in 2025 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012. Approximately $1.2 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

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

A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and the clean-up of the Fermi

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

site. This removal and clean-up is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary. See Note 4 for additional discussion of Nuclear Decommissioning Trust Fund Assets.

NOTE 10 — DISPOSALS AND DISCONTINUED OPERATIONS

Sale of Gathering and Processing Assets

In 2009, the Company sold certain non-strategic gas gathering and processing assets in northern Michigan for gross proceeds of approximately $45 million, which approximated its carrying value, including allocated goodwill.

Sale of Interest in Barnett Shale Properties

In 2008, the Company sold a portion of its Barnett shale properties for gross proceeds of approximately $260 million. The Company recognized a gain of $128 million ($80 million after-tax) on the sale during 2008.

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

Plan to Sell Interest in Certain Power and Industrial Projects

During the third quarter of 2007, the Company announced its plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the Company ceased recording depreciation and amortization expense related to these assets. During 2008, the Company’s work on this planned monetization was discontinued. As of June 30, 2008, the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed in June 2008 when the assets were reclassified as held and used. During the second quarter of 2008, the Company recorded a loss of $19 million related to the valuation adjustment for the cumulative depreciation and amortization not recorded during the held for sale period.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at December 31, 2009 is $2.8 billion.

The Company has reported the business activity of the synthetic fuel business as a discontinued operation. The following amounts exclude general corporate overhead costs:

	2008	2007
	(in Millions)

Operating Revenues	$7	$1,069
Operation and Maintenance	9	1,265
Depreciation and Amortization	(2)	(6)
Taxes other than Income	(1)	5
Asset (Gains) and Losses, Reserves and Impairments, Net(1)	(31)	(280)

Operating Income (Loss)	32	85
Other (Income) and Deductions	(2)	(9)
Income Taxes
Provision	13	98
Production Tax Credits	(1)	(21)

	12	77

Net Income	22	17
Noncontrolling interests	2	(188)

Net Income Attributable to DTE Energy Company(1)	$20	$205

(1)	Includes intercompany pre-tax gain of $32 million ($21 million after-tax) for 2007.

NOTE 11 — OTHER IMPAIRMENTS AND RESTRUCTURING

Other Impairments — Barnett Shale

Our Unconventional Gas Production segment recorded pre-tax impairment losses of $6 million, $8 million and $27 million in 2009, 2008 and 2007, respectively. The impairments related primarily to the write-off of leases that expired or will expire within the next twelve months that are not expected to be developed under current economic conditions.

Restructuring Costs

In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. Specifically, the Company began a series of focused improvement initiatives within Detroit Edison and MichCon, and associated corporate support functions. The Company incurred costs to achieve (CTA) restructuring expense for employee severance and other costs. Other costs include project management and consultant support. In September 2006, the MPSC issued an order approving a settlement agreement that allows Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provides for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $24 million and $54 million of CTA in 2008 and 2007 as a regulatory asset. The recovery of these costs was provided for by the MPSC in the order approving the settlement in the show cause proceeding and in the December 23, 2008

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

MPSC rate order. Amortization of prior year deferred CTA costs amounted to $18 million in 2009, $16 million in 2008 and $10 million in 2007. MichCon cannot defer CTA costs at this time because a regulatory recovery mechanism has not been established by the MPSC. MichCon is seeking a recovery mechanism in its rate case filed in June 2009.

Amounts expensed are recorded in Operation and maintenance expense on the Consolidated Statements of Operations. Deferred amounts are recorded in Regulatory assets on the Consolidated Statements of Financial Position. Costs incurred in 2008 and 2007 are as follows:

	Employee
	Severance Costs		Other Costs		Total Cost
	2008	2007	2008	2007	2008	2007
	(in Millions)

Costs incurred:
Electric Utility	$—	$15	$26	$50	$26	$65
Gas Utility	—	3	7	6	7	9
Other	—	1	3	1	3	2

Total costs	—	19	36	57	36	76
Less amounts deferred or capitalized:
Electric Utility	—	15	26	50	26	65

Amount expensed	$—	$4	10	$7	$10	$11

NOTE 12 — REGULATORY MATTERS

Regulation

Detroit Edison and MichCon are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting and operating-related matters. Detroit Edison is also regulated by the FERC with respect to financing authorization and wholesale electric activities. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.

Regulatory Assets and Liabilities

Detroit Edison and MichCon are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2009	2008
	(in Millions)

Assets
Recoverable pension and postretirement costs:
Pension	$1,670	$1,505
Postretirement costs	665	787
Recoverable income taxes related to securitized regulatory assets	476	549
Asset retirement obligation	415	452
Deferred income taxes — Michigan Business Tax	407	394
Recoverable uncollectible expense	138	122
Cost to achieve Performance Excellence Process	136	154
Other recoverable income taxes	89	89
Unamortized loss on reacquired debt	70	73
Deferred environmental costs	40	43
Enterprise Business Systems costs	24	26
Recoverable costs under PA 141
Excess capital expenditures	—	4
Deferred Clean Air Act expenditures	—	10
Midwest Independent System Operator charges	—	8
Electric Customer Choice implementation costs	18	37
Accrued PSCR/GCR revenue	—	22
Other	15	8

	4,163	4,283
Less amount included in current assets	(53)	(52)

	$4,110	$4,231

Securitized regulatory assets	$870	$1,001

Liabilities
Asset removal costs	$506	$534
Deferred income taxes — Michigan Business Tax	423	388
Accrued pension:
Negative pension offset	133	110
Pension equalization mechanism	75	72
Refundable income taxes	88	93
Accrued PSCR/GCR refund	39	11
Refundable costs under PA 141	27	16
Fermi 2 refueling outage	13	25
Renewable energy	32	—
Refundable self implemented rates	27	—
Refundable restoration expense	15	—
Other	11	5

	1,389	1,254
Less amount included in current liabilities	(52)	(52)

	$1,337	$1,202

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

ASSETS

•	Recoverable pension and postretirement costs — In 2007, the Company adopted ASC 715 (SFAS No. 158) which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Detroit Edison and MichCon record the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income.(1)

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(1)

•	Deferred income taxes — Michigan Business Tax (MBT) — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense.(1)

•	Recoverable uncollectible expense — MichCon and Detroit Edison receivable for the MPSC approved uncollectible expense tracking mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization.

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs will be amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.(1)

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes receivable and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant. (1)

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.(1)

•	Deferred environmental costs — The MPSC approved the deferral and recovery of investigation and remediation costs associated with Gas Utility’s former MGP sites. This asset is offset in working capital by an environmental liability reserve. The amortization of the regulatory asset is not included in MichCon’s current rates because it is offset by the recognition of insurance proceeds. MichCon will request recovery of the remaining asset balance in future rate filings after the recognition of insurance proceeds is complete.(1)

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed.(1)

•	Excess capital expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on capital expenditures that exceed a base level of depreciation expense.

•	Deferred Clean Air Act expenditures — PA 141 permits, after MPSC authorization, the recovery of and a return on Clean Air Act expenditures.

•	Midwest Independent System Operator charges — PA 141 permits, after MPSC authorization, the recovery of and a return on charges from a regional transmission operator such as the Midwest Independent System Operator.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

(1)	Regulatory assets not earning a return.

LIABILITIES

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.

•	Pension equalization mechanism — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

•	Negative pension offset — MichCon’s negative pension costs are not included as a reduction to its authorized rates; therefore, the Company is accruing a regulatory liability to eliminate the impact on earnings of the negative pension expense accrued. This regulatory liability will reverse to the extent MichCon’s pension expense is positive in future years.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Accrued PSCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

•	Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 Choice Incentive Mechanism (CIM) reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•	Refundable self implemented rates — Amounts refundable to customers for base rates implemented from July 26, 2009 to December 31, 2009 in excess of amounts authorized in the January 2010 Detroit Edison MPSC order.

•	Refundable restoration expense — Amounts refundable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization.

2009 Electric Rate Case Filing

On January 11, 2010, the MPSC issued an order in Detroit Edison’s January 26, 2009 rate case filing. The MPSC approved an annual revenue increase of $217 million or a 4.8% increase in Detroit Edison’s annual revenue requirement for 2010. Included in the approved increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure. Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $280 million effective on July 26, 2009, the MPSC ordered refunds for the period the self-implemented rates were in effect. Detroit Edison has recorded a refund liability of $27 million at December 31, 2009 representing the 2009 portion of the estimated refund due customers, including interest. The MPSC ordered Detroit Edison to file a refund plan by April 1, 2010.

Other key aspects of the MPSC order include the following:

•	Continued progress toward correcting the existing rate structure to more accurately reflect the actual cost of providing service to business customers;

•	Continued application of an adjustment mechanism for Electric Choice sales that reconciles actual customer choice sales with a base customer choice sales level of 1,586 GWh;

•	Continued application of adjustment mechanisms to track expenses associated with restoration costs (storm and non-storm related expenses) and line clearance expenses. Annual reconciliations will be required using a base expense level of $117 million and $47 million, respectively. The change in base expense level was applied effective as of the July 26, 2009 self-implementation date;

•	Implementation of a pilot Revenue Decoupling Mechanism, that will compare actual non-weather normalized sales per customer with the base sales per customer level established in this case for the period February 1, 2010 to January 31, 2011; and

•	Implementation of an Uncollectible Expense Tracking Mechanism, based on a $66 million expense level, with an 80/20 percent sharing of the expenses above or below the base amount. The Uncollectible Expenses Tracking Mechanism was applied effective as of the July 26, 2009 self-implementation date.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Renewable Energy Plan

In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under 2008 PA 295. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan to address the provisions of 2008 PA 295, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. An MPSC order was issued June 2, 2009 approving the renewable energy plan and customer surcharges. The Renewable Energy Plan surcharges became effective in September 2009.

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

2009 Detroit Edison Depreciation Filing

In 2007, the MPSC ordered Michigan utilities to file depreciation studies using the current method, an approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order, Detroit Edison filed its ordered depreciation studies in November 2009. The various required depreciation studies indicate composite depreciation rates from 3.05% to 3.54%. The Company has proposed no change to its current composite depreciation rate of 3.33%. The Company expects an order in this proceeding in the fourth quarter of 2010.

Power Supply Cost Recovery Proceedings

The PSCR process is designed to allow us to recover all of our power supply costs if incurred under reasonable and prudent policies and practices. Our power supply costs include fuel costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, transmission costs and MISO costs. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

2007 Plan Year — An MPSC order was issued on January 25, 2010 approving a 2007 PSCR under collection amount of $38 million inclusive of a $2.7 million outage disallowance and the recovery of this amount as part of the 2008 PSCR reconciliation. In addition, the order approved Detroit Edison’s Pension Equalization Mechanism reconciliation and authorized the Company to refund the $21 million over recovery, including interest, to customers in February 2010.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over	PSCR Cost of	Description of Net
PSCR Year	Date Filed	(Under)-recovery	Power Sold	Under-recovery

2008	March 2009	$(15.6) million	$1.3 billion	The total amount reflects an under-recovery of $14.8 million, plus $0.8 million in accrued interest due from customers

2009 Plan Year — In September 2008, Detroit Edison submitted its 2009 PSCR plan filing to the MPSC. The plan includes the recovery of its 2008 PSCR under-collection from all customers and the refund of its 2005 PSCR reconciliation surcharge over-collection to commercial and industrial customers only. On June 29, 2009, the parties to this proceeding submitted a Settlement Agreement in this matter agreeing to maximum PSCR factors of 1.67 mills/kWh for residential customers and 1.35 mills/kWh for commercial and industrial customers and otherwise resolving this 2009 PSCR Plan case. An MPSC order was issued on January 25, 2010 approving the settlement.

2010 Plan Year — In September 2009, Detroit Edison submitted its 2010 PSCR plan case seeking approval of a levelized PSCR factor of 5.64 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a 2010 power supply expense forecast of $1.2 billion. Also included in the filing is a request for approval of the Company’s expense associated with the use of urea in the selective catalytic reduction units at Monroe power plant as well as a request for approval of a contract for capacity and energy associated with a wind energy project. The Company has also requested authority to recover transfer prices for renewable energy, coke oven gas expense and other potential expenses.

2009 Gas Rate Case Filing

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

In addition, MichCon’s filing made, among other requests, the following proposals:

•	Implementation of a Lost Gas and Company Use — Expense Tracking Mechanism;

•	Continued application of an uncollectible expense tracking mechanism based on a $70 million expense level of uncollectible expenses; and,

•	Implementation of a revenue decoupling mechanism. Revenue decoupling is an adjustment mechanism that would provide revenues consistent with the allowed revenue requirement with a periodic adjustment for changes in sales levels.

Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon self-implemented $170 million of its requested annual increase on January 1, 2010. This increase will remain in place until a final order is issued by the MPSC, which is expected in June 2010. If the final rate case order does not support the self-implemented rate increase, MichCon must refund the difference with interest.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

2008 MichCon Depreciation Filing

In 2007, the MPSC ordered Michigan utilities to file depreciation studies using the current method, an approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order MichCon filed its ordered depreciation studies in November 2008. The various required depreciation studies indicate composite depreciation rates from 2.07% to 2.55%. The Company has proposed no change to its current composite depreciation rate of 2.97%. The Company expects an order in this proceeding in 2010.

Gas Cost Recovery Proceedings

The GCR process is designed to allow us to recover all of our gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

The following table summarizes MichCon’s GCR reconciliation filing currently pending with the MPSC:

Description of Net
		Net Over		Over (Under)
GCR Year	Date Filed	(Under)-recovery	GCR Cost of Gas Sold	Recovery

2008-2009	June 2009	$5.4 million	$1.2 billion	The total amount reflects an overrecovery of $5.9 million, less $0.5 million in accrued interest due from customers

2009-2010 Plan Year — In December 2008, MichCon filed its GCR plan case for the 2009-2010 GCR plan year. The MPSC issued an order in this case on November 12, 2009 authorizing a base gas cost recovery factor of $8.46 per Mcf.

2010-2011 Plan Year — In December 2009, MichCon filed its GCR plan case for the 2010-2011 GCR plan year. MichCon filed for a maximum GCR factor of $7.06 per Mcf, adjustable by a contingent mechanism.

2009 Base Gas Sale — In July 2008, MichCon filed an application with the MPSC requesting permission to sell an additional 4 Bcf of base gas that will become available for sale as a result of better than expected operations at its storage fields. In February 2009, a settlement agreement was filed with the MPSC, which will allow MichCon to sell and retain the profits of 2 Bcf of base gas, with the remaining 2 Bcf to be used for the benefit of GCR customers as colder-than-normal weather protection. An MPSC order was issued March 5, 2009 approving the settlement. MichCon sold 2 Bcf of base gas in December 2009 at a pre-tax gain of $9 million.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

0.75 Bcf of base gas in 2007 at a pre-tax gain of $5 million and 2.84 Bcf in December 2008 at a pre-tax gain of $22 million.

Merger Control Premium Costs

In July 2007, the State of Michigan Court of Appeals published its decision with respect to an appeal by Detroit Edison and others of certain provisions of a November 2004 MPSC order, including reversing the MPSC’s denial of recovery of merger control premium costs. In its published decision, the Court of Appeals held that Detroit Edison is entitled to recover its allocated share of the merger control premium and remanded this matter to the MPSC for further proceedings to establish the precise amount and timing of this recovery. In September 2007, the Court of Appeals remanded to the MPSC, for reconsideration, the MichCon recovery of merger control premium costs. Other parties filed requests for leave to appeal to the Michigan Supreme Court from the Court of Appeals decision and in September 2008, the Michigan Supreme Court granted the requests to address the merger control premium as well as the recovery of transmission costs through the PSCR. On May 1, 2009, the Michigan Supreme Court issued an order reversing the Court of Appeals decision with respect to recovery of the merger control premium, and reinstated the MPSC’s decision excluding the control premium costs from Detroit Edison’s general rates. The Court affirmed the lower court’s decision upholding the right of Detroit Edison to recover electric transmission costs through the Company’s PSCR clause. The Company requested rehearing of the Supreme Court order on the merger premium and the Michigan Attorney General requested rehearing of the transmission portion of the order. On June 26, 2009, the Michigan Supreme Court denied both requests for rehearing. On September 29, 2009, the MPSC granted MichCon’s June 1, 2009 Motion for Commission’s Decision and Remand for Control Premium Recovery but denied MichCon’s requested rate relief by reaffirming the MPSC’s denial of recovery of MichCon’s portion of the control premium in MichCon’s last rate case. The above actions did not have an impact on the Company’s consolidated financial statements.

Other

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 13 — INCOME TAXES

Income Tax Summary

The Company files a consolidated federal income tax return. Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2009	2008	2007
	(in Millions)

Income before income taxes	$782	$819	$1,155

Income tax expense at 35% statutory rate	$274	$287	$404
Production tax credits	(12)	(7)	(11)
Investment tax credits	(7)	(7)	(8)
Depreciation	(4)	(4)	(4)
Employee Stock Ownership Plan dividends	(5)	(4)	(5)
Medicare part D subsidy	(6)	(5)	(6)
Domestic production activities deduction	(5)	(2)	(2)
Goodwill attributed to the sale of Gas Utility subsidiaries	4	—	—
Settlement of Federal tax audit	(11)	—	—
State and local income taxes, net of federal benefit	25	23	2
Other, net	(6)	7	(6)

Income tax expense from continuing operations	$247	$288	$364

Effective income tax rate	31.6%	35.2%	31.5%

Components of income tax expense were as follows:

	2009	2008	2007
	(in Millions)

Continuing operations
Current income taxes
Federal	$25	$130	$276
State and other income tax expense	17	17	1

Total current income taxes	42	147	277
Deferred income taxes
Federal	182	121	85
State and other income tax expense	23	20	2

Total deferred income taxes	205	141	87

Total income taxes from continuing operations	247	288	364
Discontinued operations	—	12	66

Total	$247	$300	$430

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2009	2008
	(in Millions)

Property, plant and equipment	$(1,932)	$(1,734)
Securitized regulatory assets	(474)	(545)
Alternative minimum tax credit carry-forwards	197	224
Merger basis differences	51	51
Pension and benefits	17	33
Other comprehensive income	75	81
Derivative assets and liabilities	59	109
State net operating loss and credit carry-forwards	43	42
Other	78	50

	(1,886)	(1,689)
Less valuation allowance	(43)	(42)

	$(1,929)	$(1,731)

Current deferred income tax assets	$167	$227
Long-term deferred income tax liabilities	(2,096)	(1,958)

	$(1,929)	$(1,731)

Deferred income tax assets	$1,462	$1,406
Deferred income tax liabilities	(3,391)	(3,137)

	$(1,929)	$(1,731)

Production tax credits earned in prior years but not utilized totaled $197 million and are carried forward indefinitely as alternative minimum tax credits. The majority of the production tax credits earned, including all of those from our synfuel projects, were generated from projects that had received a private letter ruling (PLR) from the Internal Revenue Service (IRS). These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

The Company has state deferred tax assets related to net operating loss and credit carry-forwards of $43 million and $42 million at December 31, 2009 and 2008, respectively. The state net operating loss and credit carry-forwards expire from 2010 through 2029. The Company has recorded valuation allowances at December 31, 2009 and 2008 of approximately $43 million and $42 million, respectively, a change of $1 million, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of those deductible differences, net of the existing valuation allowance as of December 31, 2009.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in Millions)

Balance at January 1	$72	$22	$45
Additions for tax positions of prior years	15	12	4
Reductions for tax positions of prior years	(5)	(5)	(8)
Additions for tax positions related to the current year	7	47	—
Settlements	(5)	(1)	(15)
Lapse of statute of limitations	(3)	(3)	(4)

Balance at December 31	$81	$72	$22

The Company has $7 million of unrecognized tax benefits at December 31, 2009, that, if recognized, would favorably impact our effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain state tax examinations and audits. Furthermore, during the next twelve months, statutes of limitations will expire for the Company’s tax returns in various states. Therefore, as of December 31, 2009, the Company believes that it is reasonably possible that there will be a decrease in unrecognized tax benefits of up to $2 million within the next twelve months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $6 million and $8 million at December 31, 2009 and December 31, 2008, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized interest expense related to income taxes of $(2) million, $2 million and $1 million in 2009, 2008 and 2007, respectively.

In 2009, the Company settled a federal tax audit for the 2004 through 2006 tax years, which resulted in the recognition of $9 million of unrecognized tax benefits. The Company’s U.S. federal income tax returns for years 2007 and subsequent years remain subject to examination by the IRS. The Company’s Michigan Business Tax for the year 2008 is subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

Michigan Business Tax

In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan to replace the Michigan Single Business Tax (MSBT) effective January 1, 2008. The MBT is comprised of an apportioned modified gross receipts tax of 0.8 percent; and an apportioned business income tax of 4.95 percent. The MBT provides credits for Michigan business investment, compensation, and research and development. Legislation was also enacted, in 2007, by the State of Michigan creating a deduction for businesses that realize an increase in their deferred tax liability due to the enactment of the MBT. The MBT is accounted for as an income tax.

The MBT consolidated deferred tax liability balance is $357 million as of December 31, 2009 and is reported net of the related federal tax benefit. The MBT deferred tax asset balance is $331 million as of December 31, 2009 and is reported net of the related federal deferred tax liability. The utilities’ regulatory asset balance is $407 million and the regulatory liability balance is $423 million as of December 31, 2009 and is further discussed in Note 12.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — COMMON STOCK

Common Stock

In May 2007, The DTE Energy Board of Directors authorized the repurchase of up to $850 million of common stock through 2009. During 2009, no repurchases of common stock were made under this authorization that expired on December 31, 2009.

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

Dividends

Certain of the Company’s credit facilities contain a provision requiring the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends the Company can pay in order to maintain compliance with this provision. The effect of this provision as of December 31, 2009 was to restrict the payment of approximately $268 million of total retained earnings of approximately $3.2 billion. There are no other effective limitations with respect to the Company’s ability to pay dividends.

NOTE 15 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. Effective January 1, 2009, the adoption of new accounting requirements clarifying the definition of participating securities to be included in the earnings per share calculation had the effect of reducing previously reported 2008 amounts for basic and diluted earnings per share by $.03 and $.02,

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

respectively. The corresponding reduction in 2007 for basic and diluted earnings per share was $.03 and $.01, respectively. A reconciliation of both calculations is presented in the following table as of December 31:

	2009	2008	2007
	(in Millions, except per share amounts)

Basic Earnings per Share
Net income attributable to DTE Energy Company	$532	$546	$971

Average number of common shares outstanding	164	163	170

Weighted average net restricted shares outstanding	1	1	1

Dividends declared — common shares	$347	$344	$356

Dividends declared — net restricted shares	$2	$2	$2

Total distributed earnings	$349	$346	$358

Net income less distributed earnings	$183	$200	$613

Distributed (dividends per common share)	$2.12	$2.12	$2.12

Undistributed	1.12	1.22	3.58

Total Basic Earnings per Common Share	$3.24	$3.34	$5.70

Diluted Earnings per Share
Net income attributable to DTE Energy Company	$532	$546	$971

Average number of common shares outstanding	164	163	170

Average incremental shares from assumed exercise of options	—	—	1

Common shares for dilutive calculation	164	163	171

Weighted average net restricted shares outstanding	1	1	1

Dividends declared — common shares	$347	$344	$356

Dividends declared — net restricted shares	$2	$2	$2

Total distributed earnings	$349	$346	$358

Net income less distributed earnings	$183	$200	$613

Distributed (dividends per common share)	$2.12	$2.12	$2.12

Undistributed	1.12	1.22	3.57

Total Diluted Earnings per Common Share	$3.24	$3.34	$5.69

Options to purchase approximately 4 million shares, 5 million shares and 2,100 shares of common stock in 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 16 — LONG-TERM DEBT

Long-Term Debt

The Company’s long-term debt outstanding and weighted average interest rates (1) of debt outstanding at December 31 were:

	2009	2008
	(in Millions)

Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured
6.7% due 2010 to 2033	$1,597	$1,497
Detroit Edison Taxable Debt, Principally Secured
5.9% due 2010 to 2038	2,829	2,841
Detroit Edison Tax-Exempt Revenue Bonds(2)
5.5% due 2011 to 2036	1,263	1,263
MichCon Taxable Debt, Principally Secured
6.1% due 2012 to 2033	889	889
Other Long-Term Debt, Including Non-Recourse Debt	180	188

	6,758	6,678
Less amount due within one year	(521)	(220)

	$6,237	$6,458

Securitization bonds
6.4% due 2010 to 2015	$933	$1,064
Less amount due within one year	(140)	(132)

	$793	$932

Trust preferred-linked securities
7.8% due 2032	$186	$186
7.5% due 2044	103	103

	$289	$289

(1)	Weighted average interest rates as of December 31, 2009 are shown below the description of each category of debt.

(2)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Debt Issuances

In 2009, the Company issued or remarketed the following long-term debt:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
					(in Millions)

Detroit Edison	April	Tax-Exempt Revenue Bonds(1)	6.00%	2036	$69
DTE Energy	May	Senior Notes(2)	7.625%	2014	300
Detroit Edison	June	Tax-Exempt Revenue Bonds(3)	5.625%	2020	32
Detroit Edison	June	Tax-Exempt Revenue Bonds(4)	5.25%	2029	60
Detroit Edison	June	Tax-Exempt Revenue Bonds(5)	5.50%	2029	59
Detroit Edison	November	Tax-Exempt Revenue Bonds(6)	3.05%	2024	65

					$585

(1)	Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

(2)	Proceeds were used to repay short-term borrowings.

(3)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode to maturity.

(4)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode with a five-year mandatory put.

(5)	These Tax-Exempt Revenue Bonds were converted from a variable rate mode and remarketed in a fixed rate mode with a seven-year mandatory put.

(6)	These Tax-Exempt Revenue Bonds were issued in a fixed rate mode with a three-year mandatory put. Proceeds were used to refund existing Tax-Exempt Revenue Bonds.

Debt Retirements and Redemptions

In 2009, the following debt was retired, through optional redemption or payment at maturity:

Company	Month Retired	Type	Interest Rate	Maturity	Amount
					(in Millions)

Detroit Edison	April	Tax-Exempt Revenue Bonds(1)	Variable	2036	$69
DTE Energy	April	Senior Notes	6.65%	2009	200
Detroit Edison	December	Tax-Exempt Revenue Bonds(1)	6.40%	2024	65

					$334

(1)	These Tax-Exempt Revenue Bonds were redeemed with the proceeds from the issuance of new Detroit Edison Tax-Exempt Revenue Bonds.

The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2015 and
	2010	2011	2012	2013	2014	Thereafter	Total
	(in Millions)

Amount to mature	$661	$914	$517	$560	$927	$4,409	$7,988

Trust Preferred-Linked Securities

DTE Energy has interests in various unconsolidated trusts that were formed for the sole purpose of issuing preferred securities and lending the gross proceeds to the Company. The sole assets of the trusts are

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

NOTE 17 — PREFERRED AND PREFERENCE SECURITIES

As of December 31, 2009, the amount of authorized and unissued stock is as follows:

	Type of		Shares
Company	Stock	Par Value	Authorized

DTE Energy	Preferred	None	5,000,000
Detroit Edison	Preferred	$100	6,747,484
Detroit Edison	Preference	$1	30,000,000
MichCon	Preferred	$1	7,000,000
MichCon	Preference	$1	4,000,000

NOTE 18 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Energy and its wholly-owned subsidiaries, Detroit Edison and MichCon, have entered into revolving credit facilities with similar terms. The five-year and two-year revolving credit facilities are with a syndicate of 22 banks and may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance. The above agreements require the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1. At December 31, 2009, the debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.51 to 1, 0.52 to 1 and 0.49 to 1, respectively, and are in compliance with this

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

financial covenant. The availability under these combined facilities at December 31, 2009 is shown in the following table:

	DTE	Detroit
	Energy	Edison	MichCon	Total
	(in Millions)

Five-year unsecured revolving facility, expiring October 2010	$675	$69	$181	$925
Two-year unsecured revolving facility, expiring April 2011	538	212	250	1,000
One-year unsecured letter of credit facility, expiring in June 2010	70	—	—	70
Two-year unsecured letter of credit facility, expiring in May 2011	50	—	—	50

Total credit facilities at December 31, 2009	1,333	281	431	2,045

Amounts outstanding at December 31, 2009:
Commercial paper issuances	—	—	327	327
Letters of credit	206	—	—	206

	206	—	327	533

Net availability at December 31, 2009	$1,127	$281	$104	$1,512

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $16 million which are used for various corporate purposes.

The weighted average interest rate for short-term borrowings was 0.7% and 3.9% at December 31, 2009 and 2008, respectively.

In April 2009, the Company completed an early renewal of $975 million of its syndicated revolving credit facilities before their scheduled expiration in October 2009. The new $1 billion two-year facility will expire in April 2011 and has similar covenants to the prior facility. A new two-year $50 million credit facility was completed in May 2009 and a new one-year $70 million facility was completed in June 2009.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $120 million with its clearing agent which was increased from $50 million in June 2009. The amount outstanding under this agreement was $1 million and $26 million at December 31, 2009 and 2008, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — CAPITAL AND OPERATING LEASES

Lessee — The Company leases various assets under capital and operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2031. Future minimum lease payments under non-cancelable leases at December 31, 2009 were:

	Capital	Operating
	Leases	Leases
	(in Millions)

2010	$14	$33
2011	12	29
2012	9	25
2013	9	21
2014	9	17
Thereafter	23	83

Total minimum lease payments	76	$208

Less imputed interest	15

Present value of net minimum lease payments	61
Less current portion	10

Non-current portion	$51

Rental expense for operating leases was $58 million in 2009, $49 million in 2008, and $60 million in 2007.

Lessor — MichCon leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. We own a 40% interest in the Vector Pipeline. The components of the net investment in the capital lease at December 31, 2009, were as follows:

(in Millions)

2010	$9
2011	9
2012	9
2013	9
2014	9
Thereafter	53

Total minimum future lease receipts	98
Residual value of leased pipeline	40
Less unearned income	63

Net investment in capital lease	75
Less current portion	2

$73

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric Utility

Air — Detroit Edison is subject to EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make future undiscounted capital expenditures of up to $73 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.

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

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that may result in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2009 and 2008, the Company had $9 million and $12 million, respectively, accrued for remediation.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

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

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. During 2009, the Company spent approximately $1 million investigating and remediating these former MGP sites. As of December 31, 2009 and 2008, the Company had $36 million and $38 million, respectively, accrued for remediation.

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

Non-Utility

The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a notice of violation regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Company is in the process of settling historical air violations at its coke battery facility located in Pennsylvania. At this time, we cannot predict the impact of this settlement. The Company is investigating wastewater treatment technology upgrades for the coke battery facility located in Pennsylvania. This investigation may result in capital expenditures to meet regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

Other

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. DTE Energy was served with process in March 2008. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants’ business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney’s fees and expenses. On October 15, 2009, the U.S. District Court granted defendants’ motions dismissing all of plaintiffs’ federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

claims. The court also dismissed plaintiffs’ state law claims because the court lacked supplemental jurisdiction over them after it dismissed the federal claims; the dismissal of the state law claims was without prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

Nuclear Operations

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

Public Liability Insurance

As of January 1, 2010, as required by federal law, Detroit Edison maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

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

Millennium Pipeline Project Guarantee

The Company owns a 26 percent equity interest in the Millennium Pipeline Project (Millennium). Millennium is accounted for under the equity method. Millennium began commercial operations in December 2008. In August 29, 2007, Millennium entered into a borrowing facility to finance the construction costs of the project. The total facility amounts to $800 million and is guaranteed by the project partners, based upon their respective ownership percentages. The facility expires on August 29, 2010 and was fully drawn as of December 31, 2009. Millennium anticipates refinancing its $800 million borrowing facility with a long-term financing non-recourse to the Company. The Company expects to make an additional equity contribution to Millennium in conjunction with the refinancing. The actual amount of the Company’s equity contribution will depend on the amount of the net proceeds from the long-term financing.

The Company has agreed to guarantee 26 percent of the borrowing facility and in the event of default by Millennium the maximum potential amount of future payments under this guarantee is approximately $210 million. The guarantee includes DTE Energy’s revolving credit facility’s covenant and default provisions by reference. Related to this facility, the Company has also agreed to guarantee 26 percent of Millennium’s forward-starting interest rate swaps with a notional amount of $420 million. The Company’s exposure on the forward-starting interest rate swaps varies with changes in Treasury rates and credit swap spreads and was approximately $10 million at December 31, 2009. Because the Company is unable to accurately anticipate changes in Treasury rates and credit swap spreads, it is unable to estimate its maximum exposure under its share of Millennium’s forward-starting interest rate swaps. An incremental 0.25 percent decrease in the forward interest rate swap rates will increase its exposure by approximately $3 million. There are no recourse provisions or collateral that would enable the Company to recover any amounts paid under the guarantees, other than its share of project assets.

Other Guarantees

Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At December 31, 2009, the Company has reserves for the entire amount of the bank loan guarantee.

The Company’s other guarantees are not individually material with maximum potential payments totaling $10 million at December 31, 2009.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2009, the Company had approximately $12 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Labor Contracts

There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.

Purchase Commitments

As of December 31, 2009, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5 billion from 2010 through 2051. The Company also estimates that 2010 capital expenditures will be approximately $1.4 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

The Company’s utilities and certain non-utility businesses provide services to the domestic automotive industry, including General Motors Corporation (GM), Ford Motor Company (Ford) and Chrysler LLC (Chrysler) and many of their vendors and suppliers. Chrysler filed for bankruptcy protection on April 30, 2009. We have reserved approximately $9 million of pre-petition accounts receivable related to Chrysler as of December 31, 2009. GM filed for bankruptcy protection on June 1, 2009. We have reserved or written off approximately $5 million of pre-petition accounts and notes receivable related to GM as of December 31, 2009.

Other Contingencies

The Company is involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that it can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Company’s operations or financial statements in the periods they are resolved.

See Notes 5 and 12 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 21 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Measurement Date

In 2008, we changed the measurement date of our pension and postretirement benefit plans from November 30 to December 31. As a result, we recognized adjustments of $17 million ($9 million after-tax) and $4 million to retained earnings and regulatory liabilities, respectively, which represents approximately one month of pension and other postretirement benefit costs for the period from December 1, 2007 to December 31, 2008. All amounts and balances reported in the following tables as of December 31, 2009 and December 31, 2008 are based on measurement dates of December 31, 2009 and December 31, 2008, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. The Company anticipates making up to a $200 million contribution to its pension plans in 2010.

Net pension cost includes the following components:

	Pension Plans
	2009	2008	2007
	(in Millions)

Service cost	$52	$55	$62
Interest cost	203	190	178
Expected return on plan assets	(255)	(259)	(237)
Amortization of:
Net actuarial loss	52	32	59
Prior service cost	6	6	6
Special termination benefits	—	—	8

Net pension cost	$58	$24	$76

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	Pension Plans
	2009	2008
	(in Millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss	$216	$1,061
Amortization of net actuarial loss	(52)	(32)
Prior service cost	—	13
Amortization of prior service cost	(6)	(6)

Total recognized in other comprehensive income and regulatory assets	$158	$1,036

Total recognized in net periodic pension cost, Other comprehensive income and regulatory assets	$216	$1,060
Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$100	$52
Prior service cost	4	5

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	Pension Plans
	2009	2008
	(in Millions)

Accumulated benefit obligation, end of year	$3,193	$2,828

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,032	$3,050
December 2007 benefit payments	—	(19)
Service cost	52	55
Interest cost	203	191
Actuarial (gain) loss	351	(79)
Benefits paid	(202)	(201)
Measurement date change	—	22
Plan amendments	—	13

Projected benefit obligation, end of year	$3,436	$3,032

Change in plan assets
Plan assets at fair value, beginning of year	$2,155	$2,980
December 2007 contributions	—	150
December 2007 payments	—	(18)
Actual return on plan assets	390	(884)
Company contributions	206	106
Measurement date change	—	22
Benefits paid	(202)	(201)

Plan assets at fair value, end of year	$2,549	$2,155

Funded status of the plans	$(887)	$(877)

Amount recorded as:
Current liabilities	$(6)	$(6)
Noncurrent liabilities	(881)	(871)

	$(887)	$(877)

Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$196	$204
Prior service (credit)	(5)	(6)

	$191	$198

Amounts recognized in regulatory assets (see Note 12)
Net actuarial loss	$1,653	$1,482
Prior service cost	17	23

	$1,670	$1,505

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2009	2008	2007

Projected benefit obligation
Discount rate	5.90%	6.90%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Net pension costs
Discount rate	6.90%	6.50%	5.70%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

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

At December 31, 2009, the benefits related to the Company’s qualified and nonqualified pension plans expected be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)

2010	$205
2011	210
2012	214
2013	222
2014	228
2015 - 2019	1,250

$2,329

The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. The intent of this strategy is to minimize plan expenses over the long-term. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value investment styles, and large and small market capitalizations. Fixed income securities generally include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other assets such as private equity and hedge funds are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Target allocations for plan assets as of December 31, 2009 are listed below:

U.S. Large Cap Equity Securities	25%
U.S. Small Cap and Mid Cap Equity Securities	6
Non U.S. Equity Securities	14
Fixed Income Securities	26
Hedge Funds and Similar Investments	20
Private Equity and Other	6
Short-Term Investments	3

100%

Fair Value Measurements at December 31, 2009

				Balance at
				December 31,
	Level 1	Level 2	Level 3	2009
	(in Millions)(a)

Asset Category:
Short-term investments(b)	$—	$63	$—	$63
Equity securities
U.S. Large Cap(c)	659	30	—	689
U.S. Small/Mid Cap(d)	153	3	—	156
Non U.S(e)	231	120	—	351
Fixed income securities(f)	47	599	—	646
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	484	484
Private Equity and Other(h)	—	—	160	160

Total	$1,090	$815	$644	$2,549

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium mid capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on relative publicly-traded securities, derivatives, and privately-traded securities.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(in Millions)

Beginning Balance at January 1, 2009	$468	$159	$627
Total realized/unrealized gains (losses)	31	(11)	20
Purchases, sales and settlements	(15)	12	(3)

Ending Balance at December 31, 2009	$484	$160	$644

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$34	$(10)	$24

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $33 million, $33 million, and $29 million in each of the years 2009, 2008, and 2007, respectively.

Other Postretirement Benefits

The Company provides certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) and 401(h) trusts exist for represented and non-represented employees. At the discretion of management, the Company may make up to an additional $130 million contribution to its VEBA trusts in 2010.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Net postretirement cost includes the following components:

	2009	2008	2007
	(in Millions)

Service cost	$59	$62	$62
Interest cost	133	121	118
Expected return on plan assets	(55)	(75)	(67)
Amortization of
Net loss	72	38	69
Prior service (credit)	(6)	(6)	(3)
Net transition obligation	2	2	7
Special termination benefits	—	—	2

Net postretirement cost	$205	$142	$188

Special termination benefits in the above tables represent costs associated with our Performance Excellence Process.

	2009	2008
	(in Millions)

Other changes in plan assets and APBO recognized in other comprehensive income and regulatory assets
Net actuarial loss (gain)	$(59)	$334
Amortization of net actuarial loss	(73)	(39)
Prior service (credit)	—	(1)
Amortization of prior service credit	7	6
Amortization of transition (asset)	(2)	(2)

Total recognized in other comprehensive income and regulatory assets	$(127)	$298

Total recognized in net periodic pension cost, other comprehensive income and regulatory assets	$78	$440

	(in Millions)

Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$53	$69
Prior service (credit)	$(3)	$(6)
Net transition obligation	$2	$2

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

	2009	2008
	(in Millions)

Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$2,032	$1,922
December 2007 cash flow	—	(6)
Service cost	59	62
Interest cost	133	121
Actuarial loss	22	10
Plan amendments	—	(1)
Medicare Part D subsidy	6	7
Measurement date change	—	15
Benefits paid	(101)	(98)

Accumulated postretirement benefit obligation, end of year	$2,151	$2,032

Change in plan assets
Plan assets at fair value, beginning of year	$598	$835
December 2007 VEBA cash flow	—	(13)
Actual return on plan assets	135	(251)
Measurement date change	—	6
Company contributions	205	116
Benefits paid	(74)	(95)

Plan assets at fair value, end of year	$864	$598

Funded status, end of year	$(1,287)	$(1,434)

Amount recorded as:
Noncurrent liabilities	$(1,287)	$(1,434)
Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$51	$68
Prior service (credit)	(27)	(36)
Net transition (asset)	(12)	(15)

	$12	$17

Amounts recognized in regulatory assets (See Note 12)
Net actuarial loss	$646	$760
Prior service cost	1	3
Net transition obligation	18	24

	$665	$787

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2009	2008	2007

Projected benefit obligation
Discount rate	5.90%	6.90%	6.50%
Net benefit costs
Discount rate	6.90%	6.50%	5.70%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	7.00%	8.00%
Health care trend rate post-65	7.00%	6.00%	7.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2016	2011	2011

A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $30 million and increased the accumulated benefit obligation by $265 million at December 31, 2009. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $27 million and would have decreased the accumulated benefit obligation by $261 million at December 31, 2009.

At December 31, 2009, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(in Millions)

2010	$120
2011	126
2012	130
2013	135
2014	140
2015 - 2019	789

$1,440

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $20 million in 2009, $14 million in 2008, and $16 million in 2007.

At December 31, 2009, the gross amount of federal subsidies expected to be received in each of the next five years and in the aggregate for the five fiscal years thereafter was as follows:

(in Millions)

2010	$7
2011	8
2012	7
2013	8
2014	9
2015 - 2019	50

Total	$89

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The process used in determining the long-term rate of return for assets and the investment approach for the Company’s other postretirement benefits plans is similar to those previously described for its pension plans.

Target allocations for plan assets as of December 31, 2009 are listed below:

U.S. Large Cap Equity Securities	20%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	10
Short-Term Investments	0

100%

Fair Value Measurements at December 31, 2009

				Balance at
	Level 1	Level 2	Level 3	December 31, 2009
	(in Millions)(a)

Asset Category:
Short-term investments(b)	$—	$18	$—	$18
Equity securities
U.S. Large Cap(c)	148	80	—	228
U.S. Small/Mid Cap(d)	46	50	—	96
Non U.S(e)	73	69	—	142
Fixed income securities(f)	8	234	—	242
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	92	92
Private Equity and Other(h)	—	—	46	46

Total	$275	$451	$138	$864

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium mid capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on relative publicly-traded securities, derivatives, and privately-traded securities.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.

The VEBA trusts hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on underlying securities, using quoted prices in actively traded markets. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(in Millions)

Beginning Balance at January 1, 2009	$76	$38	$114
Total realized/unrealized gains (losses)	6	5	11
Purchases, sales and settlements	10	3	13

Ending Balance at December 31, 2009	$92	$46	$138

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$7	$2	$9

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 22 — STOCK-BASED COMPENSATION

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

The Company records compensation expense at fair value over the vesting period for all awards it grants. In addition, the Company is required to record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of January 1, 2006. As of December 31, 2008, all such awards have been fully expensed.

Stock-based compensation for the reporting periods is as follows:

	2009	2008	2007
	(in Millions)

Stock-based compensation	$56	$38	$28
Tax benefit of compensation	$22	$13	$10

Approximately $3.3 million, $1.6 million, and $1.4 million of compensation cost was capitalized as part of fixed assets during 2009, 2008, and 2007, respectively.

Options

Options are exercisable according to the terms of the individual stock option award agreements and expire 10 years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.

Stock option activity was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(in Millions)

Options outstanding at January 1, 2009	5,013,699	$42.45
Granted	812,500	$27.75
Exercised	(83,845)	$32.08
Forfeited or expired	(148,962)	$40.52

Options outstanding at December 31, 2009	5,593,392	$40.50	$10

Options exercisable at December 31, 2009	4,128,877	$42.60	$1

As of December 31, 2009, the weighted average remaining contractual life for the exercisable shares is 4.17 years. As of December 31, 2009, 1,464,515 options were non-vested. During 2009, 588,105 options vested.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of options granted during 2009, 2008, and 2007 was $4.41, $4.76, and $6.46, respectively. The intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $3 million, $1 million, and $16 million, respectively. Total option expense recognized during 2009, 2008 and 2007 was $3 million, $3 million and $4 million, respectively.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
			Average
		Weighted	Remaining
Range of	Number of	Average	Contractual Life
Exercise Prices	Options	Exercise Price	(Years)

$27.00-$38.00	840,089	$27.91	8.82
$38.01-$42.00	2,626,876	$40.96	4.56
$42.01-$45.00	1,382,208	$43.91	4.99
$45.01-$50.00	744,219	$46.75	4.69

	5,593,392	$40.50	5.33

The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	December 31
	2009	2008	2007

Risk-free interest rate	2.04%	3.05%	4.71%
Dividend yield	4.98%	5.20%	4.38%
Expected volatility	27.88%	20.45%	17.99%
Expected life	6 years	6 years	6 years

The Company includes both historical and implied share-price volatility in option volatility. Implied volatility is derived from exchange traded options on DTE Energy common stock. The Company’s expected life estimate is based on industry standards.

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

Stock award activity for the periods ended December 31 was:

	2009	2008	2007

Fair value of awards vested (in Millions)	$18	$18	$10
Restricted common shares awarded	523,660	389,055	620,125
Weighted average market price of shares awarded	$28.73	$41.96	$49.48
Compensation cost charged against income (in Millions)	$18	$20	$16

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s stock awards activity for the period ended December 31, 2009:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Balance at January 1, 2009	931,722	$45.31
Grants	523,660	$28.73
Forfeitures	(27,656)	$38.69
Vested	(402,961)	$45.09

Balance at December 31, 2009	1,024,765	$37.11

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

The Company recorded compensation expense as follows:

	2009	2008	2007
	(in Millions)

Compensation expense	$35	$15	$7
Cash settlements(1)	$1	$3	$5
Stock settlements(1)	$8	$—	$—

(1)	Sum of cash and stock settlements approximates the intrinsic value of the liability.

During the vesting period, the recipient of a performance share award has no shareholder rights. However, for performance shares granted in or before 2009, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance shares granted in 2010 or later will not be entitled to dividend equivalent payments before the performance shares granted are earned and vested. Performance share awards are nontransferable and are subject to risk of forfeiture.

The following table summarizes the Company’s performance share activity for the period ended December 31, 2009:

Performance
Shares

Balance at January 1, 2009	1,321,501
Grants	564,340
Forfeitures	(40,143)
Payouts	(390,656)

Balance at December 31, 2009	1,455,042

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Unrecognized Compensation Costs

As of December 31, 2009, there was $41 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.36 years.

	Unrecognized
	Compensation	Weighted Average
	Cost	to be Recognized
	(in Millions)	(In Years)

Stock awards	$12	.98
Performance shares	26	1.51
Options	3	1.60

	$41	1.36

NOTE 23 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	2009	2008	2007
	(in Millions)

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$167	$328	$(163)
Accrued GCR revenue	27	(71)	(10)
Inventories	28	96	80
Recoverable pension and postretirement costs	(19)	(1,324)	738
Accrued/prepaid pensions	11	944	(401)
Accounts payable	(162)	(286)	5
Accrued PSCR refund	7	82	41
Income taxes payable	43	(22)	(19)
Derivative assets and liabilities	(81)	(178)	222
Postretirement obligation	(147)	340	(320)
Other assets	36	(51)	(430)
Other liabilities	159	50	449

	$69	$(92)	$192

Supplementary cash and non-cash information for the years ended December 31, were as follows:

	2009	2008	2007
	(in Millions)

Cash paid (received) for:
Interest (net of interest capitalized)	$550	$496	$537
Income taxes	$18	$(59)	$326
Noncash financing activities: Common stock issued for employee benefit plans	$47	$15	$6

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 24 — SEGMENT AND RELATED INFORMATION

The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:

Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million residential, commercial and industrial customers in southeastern Michigan.

Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transmission, gathering, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Gas Storage and Pipelines consists of natural gas pipelines and storage businesses.

Unconventional Gas Production is engaged in unconventional gas project development and production.

Power and Industrial Projects is comprised of coke batteries and pulverized coal projects, reduced emission fuel and steel industry fuel-related projects, on-site energy services, power generation and coal transportation and marketing.

Energy Trading consists of energy marketing and trading operations.

Corporate & Other, includes various holding company activities, holds certain non-utility debt and energy-related investments.

The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of production tax credits and net operating losses if applicable. The Michigan Business Tax provision of the utility subsidiaries is determined on an individual company basis and recognizes the tax benefit of various tax credits and net operating losses if applicable. The subsidiaries record federal and state income taxes payable to or receivable from DTE Energy based on the federal and state tax provisions of each company.

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	2009	2008	2007
	(in Millions)

Electric Utility	$28	$16	$36
Gas Utility	2	7	5
Gas Storage and Pipelines	5	10	17
Unconventional Gas Production	—	—	64
Power and Industrial Projects	11	80	197
Energy Trading	93	145	7
Corporate & Other	(74)	(80)	(35)

	$65	$178	$291

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Financial data of the business segments follows:

						Net Income
						Attributable
						To
		Depreciation,				DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(in Millions)

2009
Electric Utility	$4,714	$844	$(1)	$324	$228	$376	$15,879	$1,206	$794
Gas Utility	1,788	107	(8)	68	39	80	3,832	759	166
Gas Storage and Pipelines	82	5	(1)	10	33	49	367	9	2
Unconventional Gas Production(1)	31	16	—	6	(4)	(9)	309	2	26
Power and Industrial Projects	661	40	(3)	30	(7)	31	1,118	31	45
Energy Trading	804	5	(1)	10	37	75	552	17	2
Corporate & Other	—	3	(55)	147	(79)	(70)	2,138	—	—
Reconciliation and Eliminations	(66)	—	50	(50)	—	—	—	—	—

Total	$8,014	$1,020	$(19)	$545	$247	$532	$24,195	$2,024	$1,035

						Net Income
						Attributable
						To
		Depreciation,				DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(in Millions)

2008
Electric Utility	$4,874	$743	$(6)	$293	$186	$331	$15,798	$1,206	$944
Gas Utility	2,152	102	(8)	66	41	85	3,884	772	239
Gas Storage and Pipelines	71	5	(1)	7	24	38	316	9	19
Unconventional Gas Production(1)	48	12	—	2	47	84	314	2	101
Power and Industrial Projects	987	34	(7)	20	11	40	1,126	31	65
Energy Trading	1,388	5	(5)	10	31	42	787	17	5
Corporate & Other	(13)	—	(41)	154	(52)	(94)	2,365	—	—
Reconciliation and Eliminations	(178)	—	49	(49)	—	—	—	—	—

Total from Continuing Operations	$9,329	$901	$(19)	$503	$288	526	24,590	2,037	1,373

Discontinued Operations (Note 10)						20	—	—	—

Total						$546	$24,590	$2,037	$1,373

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

						Net Income
						Attributable
						To
		Depreciation,				DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(in Millions)

2007
Electric Utility	$4,900	$764	$(7)	$294	$149	$317	$14,854	$1,206	$809
Gas Utility	1,875	93	(10)	61	23	70	3,266	772	226
Gas Storage and Pipelines	66	6	(2)	11	18	34	258	9	35
Unconventional Gas Production(1)	(228)	22	—	13	(117)	(217)	355	2	161
Power and Industrial Projects	1,244	41	(9)	28	7	49	753	31	66
Energy Trading	924	5	(5)	11	17	32	1,113	17	2
Corporate & Other(1)	(15)	1	(51)	174	267	502	2,369	—	—
Reconciliation and Eliminations	(291)	—	59	(59)	—	—	—	—	—

Total from Continuing Operations	$8,475	$932	$(25)	$533	$364	787	22,968	2,037	1,299

Discontinued Operations (Note 10)						205	774	—	—
Reconciliation and Eliminations						(21)	—	—	—

Total from Discontinued Operations						184	774	—	—

Total						$971	$23,742	$2,037	$1,299

(1)	Net income attributable to DTE Energy Company of the Unconventional Gas Production segment in 2008 reflects the gain recognized on the sale of Barnett shale properties. Operating revenues and net loss attributable to DTE Energy Company of the Unconventional Gas Production segment in 2007 reflect the recognition of losses on hedge contracts associated with the Antrim sale transaction. Net income attributable to DTE Energy Company of the Corporate & Other segment in 2007 results principally from the gain recognized on the Antrim sale transaction. See Note 10.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 25 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter	Year
	(in Millions, except per share amounts)

2009
Operating Revenues	$2,255	$1,688	$1,950	$2,121	$8,014
Operating Income	$395	$215	$332	$307	$1,249
Net Income Attributable to DTE Energy Company From Continuing Operations	$178	$83	$151	$120	$532

Net Income Attributable to DTE Energy Company	$178	$83	$151	$120	$532

Basic Earnings per Share
Continuing Operations	$1.09	$.51	$.92	$.72	$3.24

Total	$1.09	$.51	$.92	$.72	$3.24

Diluted Earnings per Share
Continuing Operations	$1.09	$.51	$.92	$.72	$3.24

Total	$1.09	$.51	$.92	$.72	$3.24

(1)	The 2009 Third Quarter results were adjusted for the effect of the January 2010 Detroit Edison MPSC rate order that required the refund of a portion of the self implemented rate increase effective on July 26, 2009. The adjustments resulted in a reduction of Operating Revenues of $11 million, Operating Income of $11 million, Net Income Attributable to DTE Energy From Continuing Operations and Net Income Attributable to DTE Energy Company of $7 million, and Basic and Diluted Earnings per Share of $0.04.

2008
Operating Revenues	$2,570	$2,251	$2,338	$2,170	$9,329
Operating Income	$429	$157	$375	$302	$1,263
Net Income Attributable to DTE Energy Company From
Continuing Operations	$200	$28	$169	$129	$526
Discontinued Operations	12	—	8	—	20

Net Income Attributable to DTE Energy Company	$212	$28	$177	$129	$546

Basic Earnings per Share
Continuing Operations	$1.22	$.18	$1.03	$.79	$3.22
Discontinued Operations	.08	—	.05	—	.12

Total	$1.30	$.18	$1.08	$.79	$3.34

Diluted Earnings (Loss) per Share
Continuing Operations	$1.22	$.18	$1.03	$.79	$3.22
Discontinued Operations	.07	—	.05	—	.12

Total	$1.29	$.18	$1.08	$.79	$3.34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Other than the information provided under Executive Officers of DTE Energy in Part I, information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2010 Annual Meeting of Common Shareholders to be held May 6, 2010. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Part I of this Report.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this Annual Report on Form 10-K.
(1)		Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2)		Financial statement schedules. See “Item 8 — Financial Statements and Supplementary Data.”
(3)		Exhibits.
		(i) Exhibits filed herewith.
12	-45	Computation of Ratio of Earnings to Fixed Charges.
21	-5	Subsidiaries of the Company.
23	-22	Consent of PricewaterhouseCoopers LLP.
23	-23	Consent of Deloitte & Touche LLP.
31	-55	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.
31	-56	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.
99	-49	Twenty-first Amendment, dated as of January 24, 2009 to Master Trust.
99	-50	Twenty-second Amendment, dated as of April 1, 2009 to Master Trust.
99	-51	Twenty-third Amendment, dated as of May 1, 2009 to Master Trust.
99	-52	Twenty-fourth Amendment, dated as of June 1, 2009 to Master Trust.

99	-53	Twenty-fifth Amendment, dated as of June 10, 2009 to Master Trust.
(ii) Exhibits incorporated herein by reference.
3(a)		Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 (Exhibit 3-5 to Form 10-Q for the quarter ended September 30, 1997).
3(b)		Certificate of Designation of Series A Junior Participating Preferred Stock of DTE Energy Company, dated September 23, 1997 (Exhibit 3-6 to Form 10-Q for the quarter ended September 30, 1997).
3(c)		Bylaws of DTE Energy Company, as amended through February 24, 2005 (Exhibit 3.1 to Form 8-K dated February 24, 2005).
4(a)		Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)).
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
4(b)		Amended and Restated Trust Agreement of DTE Energy Trust I, dated as of January 15, 2002 (Exhibit 4-229 to Form 10-K for the year ended December 31, 2001).
4(c)		Amended and Restated Trust Agreement of DTE Energy Trust II, dated as of June 1, 2004 (Exhibit 4(q) to Form 10-Q for the quarter ended June 30, 2004).
4(d)		Trust Agreement of DTE Energy Trust III (Exhibit 4-21 to Registration Statement on Form S-3 (File No. 333-99955).
4(e)		Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison’s Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison’s Registration Statement on Form A-2 (File No. 2-4609)). (amendment)
Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-7136)). (amendment)
Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-9226)). (amendment)
Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison’s Form 8-K dated September 11, 1957). (amendment)
Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison’s Registration Statement on Form S-9 (File No. 2-25664)). (amendment)
Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F)
Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)
Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series DP)
Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)
Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (amendment)
Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)
Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)
Supplemental Indenture, dated as of March 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-222 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2001). (2001 Series AP)
Supplemental Indenture, dated as of May 1, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-226 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2001). (2001 Series BP)

Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)
Supplemental Indenture, dated as of September 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-228 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (2001 Series D and E)
Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)
Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)
Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Detroit Edison’s Form 10-K for the year ended December 31, 2002). (2002 Series C and D)
Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)
Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)
Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)
Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)
Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C)
Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)
Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of April 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between the Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-251 to the Detroit Edison’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series DT)
Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)
Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)
Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)
Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-259 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)
Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-261 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT)
Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)
Supplemental Indenture, dated as of November 1, 2009 to Mortgage and Deed of Trust dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-267 to Detroit Edison’s Form 10-K for the year ended December 31, 2009). (2009 Series CT)
4(f)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison’s Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Ninth Supplemental Indenture, dated as of October 10, 2001, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A.,as successor trustee (Exhibit 4-229 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (6.125% Senior Notes due 2010)
Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A.,as successor trustee (Exhibit 4-231 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)
Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)
Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)
Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)
Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)
Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)
Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)
Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)
Twenty-second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)
Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-254 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)
Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009)
Twenty-fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)
Amendment dated June 1, 2009 to the Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2008 Series KT Variable Rate Senior Notes due 2020) (Exhibit 4-266 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009)
Twenty-seventh Supplemental Indenture, dated as of October 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-260 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)
Twenty-eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-262 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)
Twenty-ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)
Thirtieth Supplemental Indenture, dated as of November 1, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-268 to Detroit Edison’s Form 10-K for the year ended December 31, 2009). (2009 Series CT Variable Rate Notes due 2024)
4(g)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000))
4(h)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000))
4(i)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)
Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)
Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to Form 10-Q for the quarter ended March 31, 2008). (5.26% Senior Notes, 2008 Series ‘A’ due 2013, 6.04% Senior Notes, 2008 Series ‘B’ due 2018 and 6.44% Senior Notes, 2008 Series ‘C’ due 2023)

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
Eighth Supplemental Indenture, dated as of August 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to Form 10-Q for the quarter ended September 30, 2008). (5.94% Senior Notes, 2008 Series H due 2015 and 6.36% Senior Notes, 2008 Series I due 2020)
Ninth Supplemental Indenture, dated as of December 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., Trustee. (Exhibit 4-252 to Form 10-K for the year ended December 31, 2008). (Floating Rate Senior Notes, 2008 Series M due 2009)
4(j)	Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370))
Thirty-second Supplemental Indenture dated as of January 5, 1993 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-1 to Michigan Consolidated Gas Company Form 10-K for the year ended December 31, 1992). (First Mortgage Bonds Designated Secured Term Notes, Series B)
Thirty-third Supplemental Indenture dated as of May 1, 1995 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 33-59093)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series B)
Thirty-fourth Supplemental Indenture dated as of November 1, 1996 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-16285)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series C)
Thirty-fifth Supplemental Indenture dated as of June 18, 1998 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Michigan Consolidated Gas Company Form 8-K dated June 18, 1998)
Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)
Thirty-eighth Supplemental Indenture dated as of October 1, 2004 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-5 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (2004 Series E collateral bonds)
Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to Form 10-Q for the quarter ended March 31, 2008). (2008 Series A, B and C Collateral Bonds)

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series H and I Collateral Bonds)
Forty-second Supplemental Indenture, dated as of December 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., Trustee (Exhibit 4-253 to Form 10-K for the year ending December 31, 2008) (2008 Series M Collateral Bonds).
10(a)	Form of Indemnification Agreement between DTE Energy Company and each of Anthony F. Earley, Jr., Gerard M. Anderson, Robert J. Buckler, David E. Meador, Gerardo Norcia, Bruce D. Peterson, and non-employee Directors. (Exhibit 10-1 to Form 8-K dated December 6, 2007).
10(b)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994 (Exhibit 10-53 to The Detroit Edison Company’s Form 10-Q for the quarter ended March 31, 1994).
10(c)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1993).
10(d)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).
10(e)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to Form 10-Q for the quarter ended June 30, 2002).
10(f)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).
10(g)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for the quarter ended March 31, 2001).
10(h)	DTE Energy Company 2006 Long-Term Incentive Plan (Annex A to DTE Energy’s Definitive Proxy Statement dated March 24, 2006).
First Amendment, dated February 8, 2007 to the DTE Energy Company 2006 Long-Term Incentive Plan. (Exhibit 10-73 to Form 10-K for the year ended December 31, 2007).
Second Amendment, dated March 8, 2007 to the DTE Energy Company 2006 Long-Term Incentive Plan. (Exhibit 10-74 to Form 10-K for the year ended December 31, 2007).
10(i)	DTE Energy Company Retirement Plan for Non-Employee Directors’ Fees (as amended and restated effective as of December 31, 1998) (Exhibit 10-31 to Form 10-K for the year ended December 31, 1998).
10(j)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).
10(k)	Description of Executive Life Insurance Plan (Exhibit 10-47 to Form 10-Q for the quarter ended June 30, 2002).
10(l)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of May 1, 2003 (Exhibit 10-49 to Form 10-Q for the quarter ended March 31, 2003).
10(m)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to Form 8-K dated June 23, 2005).

10(n)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to Form 8-K dated June 29, 2006).
10(o)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.75 to Form 10-K for year ended December 31, 2008).
First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009. (Exhibit 10.1 to Form 8-K dated December 8, 2009)
10(p)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.76 to Form 10-K for year ended December 31, 2008).
10(q)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.77 to Form 10-K for year ended December 31, 2008).
10(r)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.78 to Form 10-K for year ended December 31, 2008).
10(s)	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.79 to Form 10-K for year ended December 31, 2008).
10(t)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2005. (Exhibit 10.80 to Form 10-K for year ended December 31, 2008).
10(u)	Form of DTE Energy Five-Year Credit Agreement, dated as of October 17, 2005, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).
10(v)	Form of Five-Year Credit Agreement dated as of October 17, 2005, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC and Citibank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).
10(w)	Form of The Detroit Edison Company’s Five-Year Credit Agreement, dated as of October 17, 2005, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K dated October 17, 2005).
10(x)	Form of DTE Energy Two-Year Credit Agreement, dated as of April 29, 2009, by and among DTE Energy, the lenders party thereto, Citibank, as Administrative Agent, and Barclays, BNS and JPMorgan, as Co-Syndication Agents. (Exhibit 10.1 to Form 8-K filed May 5, 2009)
10(y)	Form of MichCon Two-Year Credit Agreement, dated as of April 29, 2009, by and among MichCon, the lenders party thereto, JPMorgan, as Administrative Agent, and Barclays, Citibank and Bank of America, as Co-Syndication Agents. (Exhibit 10.2 to Form 8-K filed May 5, 2009)
10(z)	Form of Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009, by and among Detroit Edison, the lenders party thereto, Barclays, as Administrative Agent, and Citibank, JPMorgan and RBS, as Co-Syndication Agents. (Exhibit 10.1 to Form 8-K filed May 5, 2009)
99(a)	Master Trust Agreement (“Master Trust”), dated as of June 30, 1994, between DTE Energy Company, as successor, and Fidelity Management Trust Company relating to the Savings and Investment Plans (Exhibit 4-167 to Form 10-Q for the quarter ended June 30, 1994).
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
		Twelfth Amendment, dated as of August 1, 2000, to Master Trust (Exhibit 99-21 to Form 10-K for the year ended December 31, 2004).
		Thirteenth Amendment, dated as of December 21, 2001, to Master Trust (Exhibit 99-22 to Form 10-K for the year ended December 31, 2004).
		Fourteenth Amendment, dated as of March 1, 2002, to Master Trust (Exhibit 99-23 to Form 10-K for the year ended December 31, 2004).
		Fifteenth Amendment, dated as of January 1, 2002, to Master Trust (Exhibit 99-24 to Form 10-K for the year ended December 31, 2004).
		Sixteenth Amendment, dated as of July 30, 2004, to Master Trust (Exhibit 99-25 to Form 10-K for the year ended December 31, 2007).
		Eighteenth Amendment, dated as of June 1, 2006, to Master Trust (Exhibit 99-26 to Form 10-K for the year ended December 31, 2007).
		Nineteenth Amendment, dated as of July 31, 2007, to Master Trust (Exhibit 99-27 to Form 10-K for the year ended December 31, 2007).
		Twentieth Amendment, dated as of April 30, 2008, to Master Trust (Exhibit 99-48 to Form 10-K for the year ended December 31, 2008).
		(iii) Exhibits furnished herewith:
32	-55	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.
32	-56	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

DTE Energy Company

Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2009	2008	2007
	(in Millions)

Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$265	$182	$170
Additions:
Charged to costs and expenses	155	198	133
Charged to other accounts(1)	17	18	12
Deductions(2)	(175)	(133)	(133)

Balance at End of Period	$262	$265	$182

(1)	Collection of accounts previously written off and, in 2008, balances previously held for sale of $4 million.

(2)	Uncollectible accounts written off.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By	/s/ ANTHONY F. EARLEY, JR.
Anthony F. Earley, Jr.
Chairman of the Board and
Chief Executive Officer

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ DAVID E. MEADOR

	Anthony F. Earley, Jr.		David E. Meador
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

By	/s/ PETER B. OLEKSIAK	By	/s/ GERARD M. ANDERSON

	Peter B. Oleksiak		Gerard M. Anderson
	Vice President, Controller and Investor Relations, and Chief Accounting Officer		President, Chief Operating Officer and Director

By	/s/ LILLIAN BAUDER	By	/s/ EUGENE A. MILLER

	Lillian Bauder, Director		Eugene A. Miller, Director

By	/s/ W. FRANK FOUNTAIN, JR.	By	/s/ MARK A. MURRAY

	W. Frank Fountain, Jr., Director		Mark A. Murray, Director

By	/s/ ALLAN D. GILMOUR	By	/s/ CHARLES W. PRYOR, JR.

	Allan D. Gilmour, Director		Charles W. Pryor, Jr., Director

By	/s/ FRANK M. HENNESSEY	By	/s/ JOSUE ROBLES, JR.

	Frank M. Hennessey, Director		Josue Robles, Jr., Director

By	/s/ JOHN E. LOBBIA	By	/s/ RUTH G. SHAW

	John E. Lobbia, Director		Ruth G. Shaw, Director

By	/s/ GAIL J. MCGOVERN	By	/s/ JAMES H. VANDENBERGHE

	Gail J. McGovern, Director		James H. Vandenberghe, Director

Date: February 23, 2010