Form 10-Q
period 2010-03-31
DTE ENERGY CO
filed 2010-04-29
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010
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
Yes ☐ No ☑
At March 31, 2010, 168,409,616 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2010

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Statewide initiatives giving customers in Michigan the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights

GCR	A gas cost recovery mechanism authorized by the MPSC that allows MichCon to recover through rates its natural gas costs.

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy

Unconventional Gas	Includes those oil and gas deposits that originated and are stored in coal bed, tight sandstone and shale formations

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
          Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions resulting in lower demand, customer conservation and increased thefts of electricity and gas;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	economic climate and population growth or decline in the geographic areas where we do business;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent mercury emission controls, a renewable portfolio standard, energy efficiency mandates, a carbon tax or cap and trade structure and ash landfill regulations;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and challenges in estimating gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

Part I — Item 1.
Part I — Item 1.
DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2010	2009
Operating Revenues	$2,453	$2,255

Operating Expenses
Fuel, purchased power and gas	995	960
Operation and maintenance	652	591
Depreciation, depletion and amortization	251	232
Taxes other than income	82	80
Other asset (gains) and losses, reserves and impairments, net	1	(3)

	1,981	1,860

Operating Income	472	395

Other (Income) and Deductions
Interest expense	140	132
Interest income	(3)	(3)
Other income	(19)	(24)
Other expenses	8	14

	126	119

Income Before Income Taxes	346	276

Income Tax Provision	116	97

Net Income	230	179

Less: Net Income Attributable to Noncontrolling Interests	1	1

Net Income Attributable to DTE Energy Company	$229	$178

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.38	$1.09

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.38	$1.09

Weighted Average Common Shares Outstanding
Basic	166	163
Diluted	166	163

Dividends Declared per Common Share	$.53	$.53
See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$193	$52
Restricted cash	39	84
Accounts receivable (less allowance for doubtful accounts of $263 and $262, respectively)	1,403	1,438
Customer
Other	60	217
Inventories
Fuel and gas	233	309
Materials and supplies	210	200
Deferred income taxes	163	167
Derivative assets	265	209
Other	167	201

	2,733	2,877

Investments
Nuclear decommissioning trust funds	859	817
Other	477	598

	1,336	1,415

Property
Property, plant and equipment	20,924	20,588
Less accumulated depreciation, depletion and amortization	(8,270)	(8,157)

	12,654	12,431

Other Assets
Goodwill	2,024	2,024
Regulatory assets	4,099	4,110
Securitized regulatory assets	835	870
Intangible assets	54	54
Notes receivable	130	113
Derivative assets	150	116
Other	188	185

	7,480	7,472

Total Assets	$24,203	$24,195

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$637	$723
Accrued interest	148	114
Dividends payable	88	88
Short-term borrowings	—	327
Gas inventory equalization	190	—
Current portion long-term debt, including capital leases	677	671
Derivative liabilities	239	220
Other	503	502

	2,482	2,645

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,242	6,237
Securitization bonds	717	793
Trust preferred-linked securities	289	289
Capital lease obligations	47	51

	7,295	7,370

Other Liabilities
Deferred income taxes	2,191	2,096
Regulatory liabilities	1,362	1,337
Asset retirement obligations	1,456	1,420
Unamortized investment tax credit	82	85
Derivative liabilities	184	198
Liabilities from transportation and storage contracts	92	96
Accrued pension liability	699	881
Accrued postretirement liability	1,338	1,287
Nuclear decommissioning	142	136
Other	285	328

	7,831	7,864

Commitments and Contingencies (Notes 7 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, 168,409,616 and 165,400,045 shares issued and outstanding, respectively	3,388	3,257
Retained earnings	3,309	3,168
Accumulated other comprehensive loss	(146)	(147)

Total DTE Energy Company Equity	6,551	6,278
Noncontrolling interests	44	38

Total Equity	6,595	6,316

Total Liabilities and Equity	$24,203	$24,195

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Activities
Net income	$230	$179
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	251	232
Deferred income taxes	36	66
Other asset (gains), losses and reserves, net	1	(3)
Changes in assets and liabilities, exclusive of changes shown separately (Note 15)	299	365

Net cash from operating activities	817	839

Investing Activities
Plant and equipment expenditures — utility	(209)	(303)
Plant and equipment expenditures — non-utility	(30)	(23)
Proceeds from sale of other assets, net	13	30
Restricted cash for debt redemption	49	64
Proceeds from sale of nuclear decommissioning trust fund assets	59	113
Investment in nuclear decommissioning trust funds	(68)	(113)
Consolidation of VIEs	19	—
Other	(4)	(24)

Net cash from (used) for investing activities	(171)	(256)

Financing Activities
Redemption of long-term debt	(90)	(86)
Short-term borrowings, net	(327)	(414)
Issuance of common stock	9	9
Dividends on common stock	(88)	(86)
Other	(9)	(4)

Net cash used for financing activities	(505)	(581)

Net Increase in Cash and Cash Equivalents	141	2
Cash and Cash Equivalents at Beginning of Period	52	86

Cash and Cash Equivalents at End of Period	$193	$88

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Interest	Total

Balance, December 31, 2009	165,400	$3,257	$3,168	$(147)	$38	$6,316

Net income	—	—	229	—	1	230
Benefit obligations, net of tax	—	—	—	12	—	12
Dividends declared on common stock	—	—	(88)	—	—	(88)
Issuance of common stock	204	9	—	—	—	9
Contribution of common stock to pension plan	2,224	100	—	—	—	100
Net change in unrealized losses on derivatives, net of tax	—	—	—	2	—	2
Net change in unrealized losses on investments, net of tax	—	—	—	(13)	—	(13)
Stock-based compensation and other	582	22	—	—	5	27

Balance, March 31, 2010	168,410	$3,388	$3,309	$(146)	$44	$6,595

The following table displays comprehensive income for the three-month periods ended March 31:

(in Millions)	2010	2009
Net income	$230	$179

Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligation, net of taxes of $1 and $1	2	3
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $5 and $-	10	—

	12	3

Net unrealized gains (losses) on derivatives:
Gains (losses) during the period, net of taxes of $- and $2	1	3
Amounts reclassified to income, net of taxes of $- and $-	1	(1)

	2	2

Net unrealized gains (losses) on investments:
Gains (losses) during the period, net of taxes of $(1) and $1	(3)	3
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $(5) and $-	(10)	—

	(13)	3

Comprehensive income	231	187
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	1

Comprehensive income attributable to DTE Energy Company	$230	$186

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electric energy to approximately 2.1 million customers in southeast Michigan;

•	MichCon, a natural gas utility engaged in the purchase, storage, transmission, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan; and

•	Other segments involved in (1) natural gas pipelines and storage; (2) unconventional gas project development and production; (3) power and industrial projects and coal transportation and marketing; and (4) energy marketing and trading operations.
Detroit Edison and MichCon are regulated by the MPSC. Certain activities of Detroit Edison and MichCon, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA and MDEQ.
References in this report to “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.
Basis of Presentation
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited, but in our opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
Principles of Consolidation — Variable Interest Entity (VIE)
As discussed in Note 3, effective January 1, 2010, we adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. There is no grandfathering of previous consolidation conclusions. As a result, the Company re-evaluated all prior VIE and primary beneficiary determinations. The requirements of ASU 2009-17 were adopted on a prospective basis.
The Company evaluates whether an entity is a VIE whenever reconsideration events occur. We consolidate VIEs for which we are the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
Legal entities within the Company’s Power and Industrial Projects segments enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs. The Company re-evaluated prior VIE and primary beneficiary determinations and, as a result, began consolidating five entities that were previously accounted for as equity investments. The primary reason for the change in the primary beneficiary conclusion was the determination that the Company’s responsibility for the management and operations of the VIEs afforded the Company the power to direct the significant activities of the VIEs.
Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE for which the Company is the primary beneficiary.
DTE Energy has interests in various unconsolidated trusts that were formed for the purpose of issuing preferred securities and lending the gross proceeds to the Company. The assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. We have reviewed these interests and have determined they are VIEs, but the Company is not the primary beneficiary as it does not have variable interests in the trusts.
The maximum risk exposure for consolidated VIEs is reflected on our Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to our investment and amounts which we have guaranteed.
The following table summarizes the major balance sheet items for consolidated VIEs, including the newly consolidated VIEs, as of March 31, 2010 and December 31, 2009. Amounts at March 31, 2010 for consolidated VIEs that are either (1) assets of these entities than can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column.

	March 31, 2010			Restricted	December 31,
(in Millions)	Securitization	Other	Total	Amounts	2009
ASSETS
Cash and cash equivalents	$—	$15	$15	$2	$7
Restricted cash	27	5	32	32	—
Accounts receivable	40	79	119	44	3
Inventories	—	54	54	—	39
Other current assets	—	6	6	4	—
Property, plant and equipment	—	381	381	—	44
Securitized regulatory assets	835	—	835	835	—
Notes receivable	—	25	25	18	12
Other assets	18	29	47	19	—

	$920	$594	$1,514	$954	$105

LIABILITIES
Accounts payable and accrued current liabilities	$5	$31	$36	$5	$3
Current portion long-term debt, including capital leases	144	7	151	146	—
Other current liabilities	36	23	59	36	4
Mortgage bonds, notes and other	—	39	39	21	—
Securitization bonds	717	—	717	717	—
Capital lease obligations	—	24	24	—	26
Other long term liabilities	6	100	106	6	10

	$908	$224	$1,132	$931	$43

Amounts for non-consolidated VIEs as of March 31, 2010 and December 31, 2009 are as follows:

		Restricted
		Amounts
	March 31,	March 31,	December 31,
(in Millions)	2010	2010	2009
Other investments	$60	$—	$178
Bank loan guarantee	11	—	11
Trust preferred — linked securities	289	—	289
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Intangible Assets
The Company has certain intangible assets relating to emission allowances and non-utility contracts. Emission allowances are charged to fuel expense as the allowances are consumed in the operation of the business. Our intangible assets related to emission allowances were $9 million at March 31, 2010 and December 31, 2009. The gross carrying amount and accumulated amortization of contract intangible assets at March 31, 2010 were $65 million and $20 million, respectively. The gross carrying amount and accumulated amortization of intangible assets at December 31, 2009 were $64 million and $19 million, respectively.
Income Taxes
The Company’s effective tax rate from continuing operations for the three months ended March 31, 2010 was 34 percent as compared to 35 percent for the three months ended March 31, 2009.
The Company had $7 million of unrecognized tax benefits at March 31, 2010 and at December 31, 2009 that, if recognized, would favorably impact its effective tax rate. The Company believes that it is reasonably possible that there will be a decrease in unrecognized tax benefits of up to $2 million within the next twelve months.
Offsetting Amounts Related to Certain Contracts
The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of March 31, 2010, the total cash collateral posted, net of cash collateral received, was $125 million. Derivative assets and derivative liabilities are shown net of collateral of $35 million and $161 million, respectively. At March 31, 2010, $1 million of cash collateral received not related to unrealized derivative positions was included in accounts payable.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Variable Interest Entity
In June 2009, the FASB issued ASU 2009-17, Amendments to FASB Interpretation 46(R). This standard amends the consolidation guidance that applies to VIEs and affects the overall consolidation analysis under ASC 810-10, Consolidation. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special purpose entities that are currently outside the scope of ASC 810-10. Accordingly, the Company reconsidered its previous ASC 810-10 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted the standard as of January 1, 2010. The adoption of the standard resulted in the consolidation of certain entities within the Power and Industrial Projects segment where the investments in such entities were previously accounted for under the equity method. See Note 1.

Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward which is effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which is immaterial for the three months ended March 31, 2010 and the year ended December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2010:

				Netting	Net Balance at
	Level 1	Level 2	Level 3	Adjustments(2)	March 31, 2010
(in Millions)
Assets:
Cash equivalents	$137	$—	$—	$—	$137
Nuclear decommissioning trusts	577	282	—	—	859
Other Investments(1)	52	54	—	—	106
Derivative assets:
Foreign currency exchange contracts	—	22	—	(21)	1
Commodity Contracts:
Natural Gas	1,846	194	6	(2,005)	41
Electricity	—	1,754	506	(1,893)	367
Other	16	6	2	(18)	6

Total derivative assets	1,862	1,976	514	(3,937)	415

Total	$2,628	$2,312	$514	$(3,937)	$1,517

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(37)	$—	$21	$(16)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,890)	(388)	(1)	2,069	(210)
Electricity	—	(1,720)	(417)	1,954	(183)
Other	(17)	(15)	—	19	(13)

Total derivative liabilities	(1,907)	(2,161)	(418)	4,063	(423)

Total	$(1,907)	$(2,161)	$(418)	$4,063	$(423)

Net Assets as of March 31, 2010	$721	$151	$96	$126	$1,094

Assets:
Current(3)	$1,414	$1,517	$371	$(2,900)	$402
Noncurrent(4)	1,214	795	143	(1,037)	1,115

Total Assets	$2,628	$2,312	$514	$(3,937)	$1,517

Liabilities:
Current	$(1,292)	$(1,565)	$(327)	$2,945	$(239)
Noncurrent	(615)	(596)	(91)	1,118	(184)

Total Liabilities	$(1,907)	$(2,161)	$(418)	$4,063	$(423)

Net Assets as of March 31, 2010	$721	$151	$96	$126	$1,094

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)	Includes $137 million of cash equivalents that are included in the Consolidated Statements of Financial Position in Cash and Cash Equivalents.

(4)	Includes $106 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009:

	March 31, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Asset balance as of January 1, 2010	$2	$19	$3	$24
Changes in fair value recorded in income	6	79	—	85
Changes in fair value recorded in regulatory assets/liabilities	—	—	(1)	(1)
Changes in fair value recorded in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	(3)	(9)	—	(12)
Transfers in/out of Level 3	—	—	—	—

Asset balance as of March 31, 2010	$5	$89	$2	$96

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2010	$2	$65	$—	$67

	March 31, 2009
(in Millions)	Natural Gas	Electricity	Other	Total
Asset (Liability) balance as of January 1, 2009	$(183)	$(5)	$5	$(183)
Changes in fair value recorded in income	119	110	—	229
Changes in fair value recorded in regulatory assets/liabilities	—	—	(4)	(4)
Changes in fair value recorded in other comprehensive income	5	—	—	5
Purchases, issuances and settlements	(1)	(48)	1	(48)
Transfers in/out of Level 3	(158)	(5)	—	(163)

Asset (Liability) balance as of March 31, 2009	$(218)	$52	$2	$(164)

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2009	$110	$96	$—	$206

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Levels 1, 2 or 3 occurred in the three months ended March 31, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain gas transactions.
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
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. For non-exchange traded fixed income securities, the trustees receive prices from pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.
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
Fair Value of Financial Instruments
The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value relative to the carrying value for long-term debt securities. Certain other financial instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further information on financial and derivative instruments.

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.2 billion	$7.9 billion	$8.3 billion	$8.0 billion
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 6 for additional information.
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31,	December 31,
(in Millions)	2010	2009
Fermi 2	$831	$790
Fermi 1	2	3
Low level radioactive waste	26	24

Total	$859	$817

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Realized gains	$9	$17
Realized losses	$(8)	$(26)
Proceeds from sales of securities	$59	$113
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Asset retirement obligation, Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of March 31, 2010
Equity securities	$445	$152
Debt securities	401	19
Cash and cash equivalents	13	—

	$859	$171

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

The debt securities at both March 31, 2010 and December 31, 2009 had an average maturity of approximately 5 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a regulatory asset. Detroit Edison recognized $44 million and $102 million of unrealized losses as regulatory assets at March 31, 2010 and 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the three months ended March 31, 2010 and 2009 for Fermi 1.

Other Available- For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$54	$54	$106	$106
Equity securities	$8	$8	$11	$11
As of March 31, 2010, these securities are comprised primarily of money-market and equity securities. During the three months ended March 31, 2010, $1 million of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into earnings for the period. Gains (losses) related to trading securities held at March 31, 2010 and March 31, 2009 were $2 million and $(3) million, respectively.
NOTE 5 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Company recognizes all derivatives on the Consolidated Statements of Financial Position at their fair value unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
The Company’s primary market risk exposure is associated with commodity prices, credit, interest rates and foreign currency exchange. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment and the coal marketing activities of its Power and Industrial Projects segment. Contracts classified as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include proprietary gas inventory, gas storage and transportation arrangements, and gas and oil reserves. Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities on the Consolidated Statements of Financial Position.
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
Gas Utility — MichCon purchases, stores, transports and distributes natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2013. These gas-supply contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.

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
Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. The Company enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless certain hedge accounting criteria are met.
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
Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its March 31, 2010 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to result in material effects on the Company’s financial statements.

Derivative Activities
The Company manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:
•	Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with power transmission, gas transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity associated with our Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein. Other also includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.
The following represents the fair value of derivative instruments as of March 31, 2010:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Commodity Contracts — Natural Gas	$3	$—
Interest rate contracts	—	(1)

Total derivatives designated as hedging instruments:	$3	$(1)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$22	$(37)

Commodity Contracts:
Natural Gas	2,043	(2,279)
Electricity	2,260	(2,137)
Other	24	(32)

Total derivatives not designated as hedging instruments:	$4,349	$(4,485)

Total derivatives:

Current	$3,165	$(3,184)
Noncurrent	1,187	(1,302)

Total derivatives	$4,352	$(4,486)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$3,165	$1,187	$(3,184)	$(1,302)
Counterparty netting	(2,885)	(1,017)	2,885	1,017
Collateral adjustment	(15)	(20)	60	101

Total derivatives as reported	$265	$150	$(239)	$(184)

		Gain (Loss)	Gain (Loss)
		Recognized in	Recognized in
(in Millions)	Location of Gain	Income on	Income on
	(Loss) Recognized	Derivative for	Derivative for
Derivatives Not Designated	in Income On	Three Months Ended	Three Months Ended
As Hedging Instruments	Derivative	March 31, 2010	March 31, 2009
Foreign currency exchange contracts	Operating Revenue	$(11)	$6

Commodity Contracts:
Natural Gas	Operating Revenue	10	31
Natural Gas	Fuel, purchased power and gas	(7)	—
Electricity	Operating Revenue	71	(1)
Other	Operating Revenue	—	1

Total		$63	$37

The effect of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position is a $1 million loss related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2010.
The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2010:

Commodity	Number of Units
Natural Gas (MMBtu)	485,716,123
Electricity (MWh)	61,229,825
Foreign Currency Exchange ($ CAD)	332,264,528
Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2010, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $336 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the three months ended March 31, 2010 follows:

(in Millions)
Asset retirement obligations at January 1, 2010	$1,439
Accretion	23
Liabilities incurred	9
Liabilities settled	(1)
Consolidation of VIEs	4

Asset retirement obligations at March 31, 2010	1,474
Less amount included in current liabilities	(18)

$1,456

Substantially all of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
NOTE 7 — REGULATORY MATTERS
Energy Optimization Plans
In March 2009, Detroit Edison and MichCon filed Energy Optimization Plans with the MPSC as required under 2008 PA 295. The Energy Optimization Plan applications are designed to help each customer class reduce their electric and gas usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. In March 2010, Detroit Edison and MichCon filed amended Energy Optimization Plans with the MPSC. Detroit Edison’s amended Energy Optimization Plan application proposed the recovery of energy optimization expenditures for the period 2010-2015 of $406 million and further requests approval of surcharges that are designed to recover these costs. MichCon’s Energy Optimization Plan proposed energy optimization expenditures for the period 2010-2015 of $150 million and further requests approval of surcharges that are designed to recover these costs. In April 2010, Detroit Edison and MichCon filed their 2009 Energy Optimization reconciliations. These filings reconcile 2009 actual Energy Optimization billed revenues with 2009 actual Energy Optimization costs by rate class. Any 2009 over/under recovery of costs have been carried forward and reflected as part of each utility’s March 2010 amended Energy Optimization filing. Also addressed in these filings is the effectiveness of the 2009 Energy Optimization programs relative to legislative targets for energy savings and the calculation of the 2009 performance incentive for each utility based on meeting or exceeding legislative targets.
Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2010, Detroit Edison filed an application with the MPSC for approval of its UETM for 2009 requesting recovery of approximately $4.5 million consisting of costs related to 2009 uncollectible expense and associated carrying charges.
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

The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

			PSCR Cost of	Description of Net
PSCR Year	Date Filed	Net Over-recovery	Power Sold	Over-recovery
2009	March 2010	$15.6 million	$1.1 billion	The total amount reflects an over-recovery of $10.9 million, plus $4.7 million in accrued interest due to customers
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
Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon self-implemented $170 million of its requested annual increase on January 1, 2010. This increase will remain in place until a final order is issued by the MPSC, which is expected by June 2010. If rates in the final rate case order are lower than the self-implemented rate increase, MichCon must refund the difference with interest. MichCon has recorded a refund liability of $9 million at March 31, 2010 representing the potential refund due customers.
2008 MichCon Depreciation Filing
On March 18, 2010, the MPSC issued an order reducing MichCon’s composite depreciation rates from 2.97% to 2.38% effective April 1, 2010.
MichCon UETM
In March 2010, MichCon filed an application with the MPSC for approval of its UETM for 2009 requesting approximately $59 million consisting of $51 million of costs related to 2009 uncollectible expense and associated carrying charges and $8 million of under-collections for the 2007 UETM.
Gas Cost Recovery Proceedings
The GCR process is designed to allow us to recover all of our gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
The following table summarizes MichCon’s GCR reconciliation filing currently pending with the MPSC:

		Net		Description of Net
GCR Year	Date Filed	Over-recovery	GCR Cost of Gas Sold	Over-recovery
2008-2009	June 2009	$5.4 million	$1.2 billion	The total amount reflects an overrecovery of $5.9 million, less $0.5 million in accrued interest due from customers
Other
The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

NOTE 8 — COMMON STOCK
In March 2010, the Company contributed $100 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The common stock was contributed over four business days from March 26, 2010 through March 31, 2010 and was valued using the closing market prices of DTE Energy common stock on each of those days in accordance with fair value measurement and accounting requirements.
NOTE 9 — EARNINGS PER SHARE
The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options.
A reconciliation of both calculations is presented in the following table as of March 31:

(in Millions, except per share amounts)	2010	2009
Basic Earnings per Share
Net income attributable to DTE Energy	$229	$178

Average number of common shares outstanding	166	163

Weighted average net restricted shares outstanding	1	1

Dividends declared — common shares	$88	$86
Dividends declared — net restricted shares	—	—

Total distributed earnings	$88	$86

Net income less distributed earnings	$141	$92

Distributed (dividends per common share)	$.53	$.53

Undistributed	$.85	$.56

Total Basic Earnings per Common Share	$1.38	$1.09

Diluted Earnings per Share
Net income attributable to DTE Energy	$229	$178

Average number of common shares outstanding	166	163
Average incremental shares from assumed exercise of options	—	—

Common shares for dilutive calculation	166	163

Weighted average net restricted shares outstanding	1	1

Dividends declared — common shares	$88	$86
Dividends declared — net restricted shares	—	—

Total distributed earnings	$88	$86

Net income less distributed earnings	$141	$92

Distributed (dividends per common share)	$.53	$.53

Undistributed	$.85	$.56

Total Diluted Earnings per Common Share	$1.38	$1.09

Options to purchase approximately 2 million and 4 million shares of common stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.
NOTE 10 — LONG-TERM DEBT
In March 2010, Detroit Edison agreed to issue and sell $300 million of 4.89%, 10-year Senior Notes to a group of institutional investors in a private placement transaction. The notes are expected to close and fund in September 2010 with proceeds used to repay a portion of Detroit Edison’s 6.125% Senior Notes due October 2010.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon, have entered into revolving credit facilities with similar terms. The five-year and two-year revolving credit facilities are with a syndicate of 22 banks and may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance. The above agreements require the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1. At March 31, 2010, the debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.50 to 1, 0.51 to 1 and 0.47 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at March 31, 2010 is shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total
One-year unsecured letter of credit facility, expiring June 2010	$70	$—	$—	$70
Five-year unsecured revolving facility, expiring October 2010	675	69	181	925
Two-year unsecured revolving facility, expiring April 2011	538	212	250	1,000
Two-year unsecured letter of credit facility, expiring in May 2011	50	—	—	50

Total credit facilities at March 31, 2010	$1,333	$281	$431	$2,045

Amounts outstanding at March 31, 2010:

Commercial paper issuances	—	—	—	—
Letters of credit	269	—	—	269

	269	—	—	269

Net availability at March 31, 2010	$1,064	$281	$431	$1,776

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $18 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $120 million with its clearing agent. The amount outstanding under this agreement was $81 million and $1 million at March 31, 2010 and December 31, 2009, respectively.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million over the four to six years subsequent to 2008 in additional capital expenditures to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Detroit Edison conducted remedial investigations at contaminated sites, including three former manufactured gas plant (MGP) sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2010 and December 31, 2009, the Company had $9 million accrued for remediation.
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
The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. During 2009, the Company spent approximately $1 million investigating and remediating these former MGP sites. As of March 31, 2010 and December 31, 2009, the Company had $35 million and $36 million, respectively, accrued for remediation.
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
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a notice of violation in June of 2007 regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Company is in the process of settling historical air violations at its coke battery facility located in Pennsylvania. More recently, the EPA expressed their intention for the settlement to also include outstanding historical water violations. At this time, we cannot predict the impact of this settlement. The Company is investigating wastewater treatment technology upgrades such as a biological treatment for the coke battery facility located in Pennsylvania. This investigation may result in capital expenditures of approximately $5 million to $6 million be incurred over the next two years to meet future regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. We have begun work on an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long- term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
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
Millennium Pipeline Project Guarantee
The Company owns a 26 percent equity interest in the Millennium Pipeline Project (Millennium). Millennium is accounted for under the equity method. Millennium began commercial operations in December 2008. On August 29, 2007, Millennium entered into a borrowing facility to finance the construction costs of the project. The total facility amounts to $800 million and is guaranteed by the project partners, based upon their respective ownership percentages. The facility expires on August 29, 2010 and was fully drawn as of March 31, 2010. Millennium anticipates refinancing its $800 million borrowing facility with a long-term financing non-recourse to the Company. The Company expects to make an additional equity contribution to Millennium in conjunction with the refinancing. The actual amount of the Company’s equity contribution will depend on the amount of the net proceeds from the long-term financing.
The Company has agreed to guarantee 26 percent of the borrowing facility and in the event of default by Millennium the maximum potential amount of future payments under this guarantee is approximately $210 million. The guarantee includes DTE Energy’s revolving credit facility’s covenant and default provisions by reference. Related to this facility, the Company has also agreed to guarantee 26 percent of Millennium’s forward-starting interest rate swaps with a notional amount of $420 million. The Company’s exposure on the forward-starting interest rate swaps varies with changes in Treasury rates and credit swap spreads and was approximately $12 million at March 31, 2010. Because the Company is unable to accurately anticipate changes in Treasury rates and credit swap spreads, it is unable to estimate its maximum exposure under its share of Millennium’s forward-starting interest rate swaps. An incremental 0.25 percent decrease in the forward interest rate swap rates will increase its exposure by approximately $3 million. There are no recourse provisions or collateral that would enable the Company to recover any amounts paid under the guarantees, other than its share of project assets.

Other Guarantees
Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At March 31, 2010, the Company has reserves for the entire amount of the bank loan guarantee.
The Company’s other guarantees are not individually material with maximum potential payments totaling $10 million at March 31, 2010.
The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2010, the Company had approximately $13 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for the Company’s union employees. The majority of our union employees are under contracts that expire in June and October 2010 and August 2012.
Purchase Commitments
As of March 31, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5 billion from 2010 through 2051. The Company also estimates that 2010 capital expenditures will be approximately $1.4 billion. The Company has made certain commitments in connection with expected capital expenditures.
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
See Notes 5 and 7 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2010	2009	2010	2009
Service cost	$16	$13	$16	$16
Interest cost	50	51	31	34
Expected return on plan assets	(64)	(64)	(18)	(14)
Amortization of:
Net actuarial loss	25	13	13	17
Prior service cost	1	1	(1)	(2)
Net transition liability	—	—	1	1

Net periodic benefit cost	$28	$14	$42	$52

Pension and other Postretirement Contributions
The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share).
The Company expects to contribute $150 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans in the first quarter of 2010.
Healthcare Legislation
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012.
DTE Energy’s retiree healthcare plan includes the provision of postretirement prescription drug coverage (“coverage”) which is included in the calculation of the recorded other postemployment benefit (OPEB) obligation. Because the Company’s coverage meets certain criteria, DTE Energy is eligible to receive the Medicare Part D subsidy. With the enactment of the Act, the subsidy will continue to not be subject to tax, but an equal amount of prescription drug coverage expenditures will not be deductible. Income tax accounting rules require the impact of a change in tax law be recognized in continuing operations in the Consolidated Statements of Operations in the period that the tax law change is enacted.
For DTE Energy and its utilities this change in tax law required a remeasurement of the Deferred Tax Asset related to the OPEB obligation and the Deferred Tax Liability related to the OPEB Regulatory Asset. The net impact of the remeasurement is $23 million, $18 million and $4 million for DTE Energy, Detroit Edison and MichCon, respectively. The Detroit Edison and MichCon amounts have been deferred as Regulatory Assets as the traditional rate setting process allows for the recovery of income tax costs. Income tax expense of $1 million is being recognized related to Corporate entities in the three months ended March 31, 2010.

NOTE 14 — STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense of $15 million and $1 million, with an associated tax benefit of $6 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation cost capitalized in property, plant and equipment was $1 million and $0.2 million during the three months ended March 31, 2010 and 2009, respectively.
Stock Options
The following table summarizes our stock option activity for the three months ended March 31, 2010:

			(in Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Options outstanding at January 1, 2010	5,593,392	$40.50
Granted	611,500	$43.95
Exercised	(315,483)	$35.97
Forfeited or expired	(84,437)	$43.95

Options outstanding at March 31, 2010	5,804,972	$36.43	$18.5

Options exercisable at March 31, 2010	4,390,513	$42.24	$9.4

As of March 31, 2010, the weighted average remaining contractual life for the exercisable shares was 4.57 years. As of March 31, 2010, 1,414,459 options were non-vested. During the three months ended March 31, 2010, 600,256 options vested.
The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $5.62 per share. The intrinsic value of options exercised for the three months ended March 31, 2010 was $2.77 million. Total option expense recognized was $1.7 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	Three Months Ended
	March 31, 2010	March 31, 2009
Risk-free interest rate	2.91%	2.04%
Dividend yield	5.08%	4.98%
Expected volatility	22.96%	27.88%
Expected life	6 years	6 years

Restricted Stock Awards
The following summarizes stock awards activity for the three months ended March 31, 2010:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at January 1, 2010	1,024,765	$37.11
Grants	225,955	$43.95
Forfeitures	(2,467)	$35.45
Vested and issued	(354,619)	$36.93

Balance at March 31, 2010	893,634	$38.91

Performance Share Awards
The following summarizes performance share activity for the three months ended March 31, 2010:

Performance Shares
Balance at January 1, 2010	1,455,042
Grants	560,273
Forfeitures	(12,562)
Payouts	(406,821)

Balance at March 31, 2010	1,595,932

Unrecognized Compensation Cost
As of March 31, 2010, the Company had $69 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. These costs are expected to be recognized over a weighted-average period of 2.21 years.
NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary non-cash information:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$114	$119
Accrued GCR revenue	(18)	7
Inventories	88	106
Accrued/prepaid pensions	(100)	(52)
Accounts payable	(47)	(113)
Accrued PSCR refund	(3)	75
Income taxes payable	79	31
Derivative assets and liabilities	(86)	(18)
Gas inventory equalization	190	220
Postretirement obligation	39	(28)
Other assets	54	124
Other liabilities	(11)	(106)

	$299	$365

Noncash financing activities:
Common stock issued for employee benefit plans	$124	$7

NOTE 16 — SEGMENT INFORMATION
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Electric Utility	$6	$6
Gas Utility	1	1
Gas Storage and Pipelines	2	2
Power and Industrial Projects	1	4
Energy Trading	26	32
Corporate & Other	(21)	(23)

	$15	$22

Financial data of the business segments follows:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues
Electric Utility	$1,146	$1,118
Gas Utility	755	771
Gas Storage and Pipelines	21	22
Unconventional Gas Production	8	7
Power and Industrial Projects	252	155
Energy Trading	286	204
Corporate & Other	—	—
Reconciliation & Eliminations	(15)	(22)

Total	$2,453	$2,255

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$91	$78
Gas Utility	79	61
Gas Storage and Pipelines	14	14
Unconventional Gas Production	(3)	(2)
Power and Industrial Projects	18	4
Energy Trading	38	40
Corporate & Other	(8)	(17)

Net Income Attributable to DTE Energy	$229	$178

Part I — Item 2.
DTE ENERGY COMPANY
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
OVERVIEW
DTE Energy is a diversified energy company and is the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate four energy-related non-utility segments with operations throughout the United States.
Net income attributable to DTE Energy in the first quarter of 2010 was $229 million, or $1.38 per diluted share, compared to net income of $178 million, or $1.09 per diluted share, in the first quarter of 2009. The increase in net income is primarily due to higher earnings in the electric and gas utilities and in the Power and Industrial Projects segment.
Please see detailed explanations of segment performance in the following Results of Operations section.
The items discussed below influenced our current financial performance and/or may affect future results:
•	Impacts of economic conditions;

•	Collectibility of accounts receivable on utility operations;

•	Impact of regulatory decisions on utility operations;

•	Non-utility operations;

•	Capital investments, including required renewable, energy-efficiency, environmental, reliability-related and other costs; and

•	Environmental matters.
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

Impact of Economic Conditions
Revenues from our utility operations follow the economic cycles of the customers we serve. Economic conditions have resulted in reduced demand for electricity and natural gas in our service territory. Detroit Edison experienced decreases in sales, predominantly in the commercial and industrial classes, and to a lesser extent in the residential class, partially offset by higher interconnection sales. MichCon’s revenues were lower due primarily to lower natural gas costs and customer conservation. We expect to minimize the impacts of declines in average customer usage through regulatory mechanisms which will decouple our revenue levels from sales volumes. As discussed further below, economic conditions impact our ability to collect amounts due from our electric and gas customers and drive increased thefts of electricity and natural gas. In the face of these economic conditions, we are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength.
Collectibility of Accounts Receivable on Utility Operations
Both utilities continue to experience high levels of past due receivables primarily attributable to economic conditions. Our service territories continue to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. Despite the economic conditions, total arrears were reduced during 2010 in our electric and gas utilities. We have taken actions to manage the level of past due receivables, including increasing customer disconnections, contracting with collection agencies and working with Michigan officials and others to increase the share of low-income funding allocated to our customers. Detroit Edison has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense for each year and $66 million. MichCon has an uncollectible expense tracking mechanism that enables it to recover or refund 90 percent of the difference between the actual uncollectible expense for each year and $37 million. The Detroit Edison and MichCon uncollectible tracking mechanisms require annual reconciliation proceedings before the MPSC.
Impact of Regulatory Decisions on Utility Operations
MichCon filed a general rate case on June 9, 2009 based on a 2008 historical test year. The filing with the MPSC requested a $193 million, or 11.5 percent average increase in MichCon’s annual revenues for a 2010 projected test year. The requested $193 million increase in revenues is required to recover the increased costs associated with increased investments in net plant and working capital, the impact of high levels of uncollectible expense and the cost of natural gas theft primarily due to economic conditions in Michigan, sales reductions due to customer conservation and the trend of warmer weather on MichCon’s market, and increasing operating costs, largely due to inflation.
Pursuant to the October 2008 Michigan legislation, and the settlement in MichCon’s last base gas sale case, MichCon self-implemented $170 million of its requested annual increase on January 1, 2010. This increase will remain in place until a final order is issued by the MPSC, which is expected by June 2010. If rates in the final rate case order are lower than the self-implemented rate increase, MichCon must refund the difference with interest. MichCon has recorded a refund liability of $9 million at March 31, 2010 representing the potential refund due customers.
See Note 7 of the Notes to Consolidated Financial Statements.
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
Gas Storage and Pipelines owns partnership interests in two natural gas storage fields and two interstate pipelines serving the Midwest, Ontario and Northeast markets. Much of the growth in demand for natural gas is expected to occur in the Eastern Canada and the Northeast U.S. regions. Our Vector and Millennium pipelines are well positioned to provide access routes and low-cost expansion options to these markets. In addition, Millennium Pipeline is well positioned for growth related to the Marcellus shale, especially with respect to Marcellus production in Northern Pennsylvania and along the southern tier of New York.
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in north Texas. We continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our Barnett shale holdings, when conditions are appropriate. Due to economic conditions and low natural gas prices, we chose to do minimal lease acquisitions and reduce the number of new wells this year. However, we continue to evaluate leasing opportunities in active development areas in the Barnett shale to optimize our existing portfolio.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of studies, some of which have already been completed, but more are expected to be conducted over the next several years, Detroit Edison may be required to perform some mitigation activities, including the possible installation of additional control technologies to reduce the environmental impact of the intake structures. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation, resulting in a delay in complying with the regulation. In 2008, the U.S. Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld EPA’s use of this provision in determining best available technology for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published by summer 2010 with a final rule possibly in 2012. The EPA has also proposed an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
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
The EPA has expressed its intentions to develop new federal regulations for coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). A proposed regulation is expected in the second quarter of 2010. Among the options EPA is currently considering, is a ruling that may designate coal ash as a “Hazardous Waste” as defined by RCRA. However, agencies and legislatures have urged EPA to regulate coal ash as a non-hazardous waste. If EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a material adverse impact on our operations and financial position and the rates we charge our customers.
Global Climate Change
Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act (ACESA). The ACESA includes a cap and trade program that would start in 2012 and provides for costs to emit greenhouse gases. Despite action by the Senate Environmental and Public Works Committee to pass a similar but more stringent bill in October 2009, full Senate action on a climate bill is not expected before mid-year 2010. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the purchase of emission allowances from market sources. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. Our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.
Looking forward, we will focus on several areas that we expect will improve future performance:
•	improving Electric and Gas Utility customer satisfaction;

•	continuing to pursue regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base;

•	enhancing our cost structure across all business segments;

•	managing cash, capital and liquidity to maintain or improve our financial strength; and

•	investing in businesses that integrate our assets and leverage our skills and expertise.
We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.
RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of our segments.
Net income attributable to DTE Energy by segment for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$91	$78
Gas Utility	79	61
Gas Storage and Pipelines	14	14
Unconventional Gas Production	(3)	(2)
Power and Industrial Projects	18	4
Energy Trading	38	40
Corporate & Other	(8)	(17)

Net Income Attributable to DTE Energy	$229	$178

ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison.
Electric Utility results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$1,146	$1,118
Fuel and Purchased Power	343	340

Gross Margin	803	778
Operation and Maintenance	309	316
Depreciation and Amortization	204	188
Taxes Other Than Income	65	60
Other Asset (Gains) and Losses, Net	(1)	—

Operating Income	226	214
Other (Income) and Deductions	79	84
Income Tax Provision	56	52

Net Income Attributable to DTE Energy Company	$91	$78

Operating Income as a Percentage of Operating Revenues	20%	19%
Gross margin increased $25 million in the first quarter of 2010 as compared to the same period in 2009. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
January 2010 rate order	$53
Securitization bond and tax surcharge rate increase	13
Restoration tracker	(10)
Regulatory Asset Revenue surcharge	(13)
Other	(18)

Increase in gross margin	$25

Electric Sales

(in Thousands of MWh)	2010	2009
Residential	3,665	3,738
Commercial	3,942	4,423
Industrial	2,475	2,637
Other	802	817

	10,884	11,615
Interconnection sales (1)	1,310	1,035

Total Electric Sales	12,194	12,650

Electric Deliveries
Retail and Wholesale	10,884	11,615
Electric Customer Choice, including self generators (2)	1,103	317

Total Electric Sales and Deliveries	11,987	11,932

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Power Generated and Purchased

	Three Months Ended
	March 31
(in Thousands of MWh)	2010	2009
Power Plant Generation
Fossil	9,520	9,842
Nuclear	2,200	2,254

	11,720	12,096
Purchased Power	1,322	1,352

System Output	13,042	13,448
Less Line Loss and Internal Use	(848)	(798)

Net System Output	12,194	12,650

Average Unit Cost ($/MWh)
Generation (1)	$18.78	$17.30

Purchased Power	$32.30	$33.94

Overall Average Unit Cost	$20.15	$18.97

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense decreased $7 million in the first quarter of 2010 compared to the same period in 2009 primarily due to $10 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, lower other expenses of $6 million and reduced maintenance expenses of $4 million, partially offset by higher employee benefit-related expenses of $7 million and higher energy optimization and renewable energy expenses of $5 million.
Outlook — Economic conditions have resulted in reduced demand for electricity in our service territory and continued high levels in our uncollectible accounts receivable. The January 2010 MPSC rate order provided for an uncollectible expense tracking mechanism and a revenue decoupling mechanism which assists in mitigating these impacts.
To address the impacts of economic conditions, we continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We continue to favorably resolve outstanding regulatory issues, many of which were addressed by Michigan legislation. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction.
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Gas Utility results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$755	$771
Cost of Gas	464	513

Gross Margin	291	258
Operation and Maintenance	109	119
Depreciation and Amortization	26	26
Taxes Other Than Income	17	14

Operating Income	139	99
Other (Income) and Deductions	16	13
Income Tax Provision	44	25

Net Income Attributable to DTE Energy Company	$79	$61

Operating Income as a Percentage of Operating Revenues	18%	13%

Gross margin increased $33 million in the first quarter of 2010 as compared to the same period in 2009. This increase reflects $71 million impact of the January 1, 2010 self-implemented rate increase, partially offset by $23 million related to the impacts of warmer weather, $4 million of continued customer conservation efforts, $4 million lower valued gas received as compensation for transportation of third party customer gas, $4 million of lower revenue from the uncollectible tracking mechanism and $3 million of lower midstream transportation and storage services.

	Three Months Ended
	March 31
	2010	2009
Gas Markets (in Millions)
Gas sales	$638	$673
End user transportation	73	52

Intermediate transportation	15	17
Storage and other	29	29

	$755	$771

Gas Markets (in Bcf)
Gas sales	57	68
End user transportation	44	42

	101	110
Intermediate transportation	99	144

	200	254

Operation and maintenance expense decreased $10 million in the first quarter of 2010 compared to the same period in 2009 primarily due to $8 million of reduced uncollectible expenses and $5 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses.
Outlook — Economic conditions have resulted in a decrease in the number of customers in our service territory, customer conservation and continued high levels of theft and uncollectible accounts receivable. The uncollectible tracking mechanism provided by the MPSC assists in mitigating the continued pressure on accounts receivable.
To address the impacts of economic conditions, we continue to move forward in our efforts to improve the operating performance and cash flow of Gas Utility. We are pursuing a revenue decoupling mechanism in the pending MichCon rate case which would assist in mitigating the impact of reduced demand for gas in our service territory. We continue to resolve outstanding regulatory issues. Looking forward, we face additional issues, such as volatility in gas prices, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, minimize lost and stolen gas and decrease our costs while improving customer satisfaction.
GAS STORAGE AND PIPELINES
Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.
Gas Storage and Pipelines results were consistent with those of the prior period.

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$21	$22
Operation and Maintenance	4	3
Depreciation and Amortization	1	1
Taxes Other Than Income	—	1

Operating Income	16	17
Other (Income) and Deductions	(8)	(7)
Income Tax Provision	9	10

Net Income	15	14
Noncontrolling interest	1	—

Net Income Attributable to DTE Energy Company	$14	$14

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan. In late 2009, Vector’s expansion went into service, bringing Vector’s total long-haul capacity to nearly 1.3 Bcf/d. In the near future, the focus of our expansion will be based upon the growth of the Northeast markets and related to the increased production expected from the Marcellus Shale. We are a 50 percent owner in the proposed Dawn Gateway Pipeline. The Dawn Gateway Pipeline received all of the necessary approvals in Canada in the first quarter of 2010 but due to changing market conditions, the pipeline joint venture has agreed with its customers’ request to delay the planned 2010 construction for up to two years.
UNCONVENTIONAL GAS PRODUCTION
Our Unconventional Gas Production business is engaged in natural gas exploration, development and production within the Barnett shale in northern Texas.
Unconventional Gas Production results were consistent with those of the prior period with the exception of a $4 million impairment of expired or expiring leasehold positions that the company does not intend to drill at current commodity prices.

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$8	$7
Operation and Maintenance	4	4
Depreciation, Depletion and Amortization	4	5
Other Asset (Gains) and Losses, Net	4	—

Operating Income (Loss)	(4)	(2)
Other (Income) and Deductions	1	1
Income Tax Provision (Benefit)	(2)	(1)

Net Income (Loss) Attributable to DTE Energy Company	$(3)	$(2)

Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties within our asset base, when conditions are appropriate. Our strategy for 2010 is to maintain our focus on reducing operating expenses and optimizing production volume. During 2010, we expect to invest approximately $25 million to drill 10 to 15 new wells, continue to acquire select acreage and achieve production of approximately 5 Bcfe of natural gas, compared with 5 Bcfe in 2009.

POWER AND INDUSTRIAL PROJECTS
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity from biomass-fired energy projects.
Power and Industrial Projects results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$252	$155
Operation and Maintenance	214	141
Depreciation and Amortization	15	10
Taxes Other Than Income	4	4
Other Asset (Gains) Losses and Reserves and Impairments, Net	(2)	(3)

Operating Income	21	3
Other (Income) and Deductions	3	2
Income Taxes
Provision (Benefit)	7	(1)
Production Tax Credits	(7)	(3)

	—	(4)

Net Income	18	5
Noncontrolling Interests	—	1

Net Income Attributable to DTE Energy Company	$18	$4

VIEs — As discussed in Note 3 of Notes to the Consolidated Financial Statements, effective January 1, 2010, we adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. The Company re-evaluated prior VIE and primary beneficiary determinations and, as a result, began consolidating five entities. Since these entities were previously accounted for under the equity method, the VIE consolidation had no impact on Net Income Attributable to DTE Energy. As a result of the consolidation of these VIEs, Operating Revenues and Operations and Maintenance expense increased $39 million and $36 million, respectively.
Operating revenues increased $58 million, net of VIE adjustments, in the first quarter of 2010 compared to the same period in 2009. The increase is attributed primarily to $41 million of higher coke demand and a $27 million increase in on-site services, partially offset by a $14 million decrease in existing coal transportation services.
Operation and maintenance expense increased $37 million, net of VIE adjustments, in the first quarter of 2010 compared to the same period in 2009. This increase is due primarily to a $25 million increase in on-site services and $21 million of higher coke demand, partially offset by $12 million of lower coal transportation services.
Outlook — We expect an improvement in demand for metallurgical coke and pulverized coal supplied to steel industry customers for 2010. We expect a continued demand for these products in 2011. We supply onsite energy services to the domestic automotive manufacturers who have also experienced stabilized demand for autos. Our onsite energy services will continue to be delivered in accordance with the terms of long-term contracts.
In 2010, we will capture benefits from production tax credits approximating $20 million generated from our steel industry fuel projects. The tax credits will be earned through 2010. In late 2009, we began operating reduced emission fuel facilities located at coal-fired power plants. The facilities reduce NOx, SOx and mercury levels. We continue to optimize these facilities and expect increased production and related production tax credits in 2011.
In 2011, our existing long-term rail transportation contract, which is at rates significantly below the current market, will expire and we anticipate a decrease in annual transportation-related revenue of approximately $120 million as a result. The decrease in revenue will be mostly offset by lower variable costs incurred to provide the transportation.

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
Energy Trading results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2010	2009
Operating Revenues	$286	$204
Fuel, Purchased Power and Gas	197	116

Gross Margin	89	88
Operation and Maintenance	19	18
Depreciation, Depletion and Amortization	1	1
Taxes Other Than Income	2	2

Operating Income	67	67
Other (Income) and Deductions	4	2
Income Tax Provision	25	25

Net Income Attributable to DTE Energy Company	$38	$40

Gross margin was $1 million higher in the first quarter of 2010 due primarily to an increase in realized margins of $11 million, offset by a decrease in unrealized margins of $10 million. The $11 million increase in realized margins was primarily the result of increases in our gas trading strategy. The $10 million decrease in unrealized margins was primarily due to unfavorable results of $43 million from our gas trading and power full requirements strategies, partially offset by increases of $33 million in our power trading and power transmission strategies.
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

The net loss for the quarter ended March 31, 2010 decreased by $9 million due to lower state and local taxes of $6 million and favorable income tax adjustments of $5 million, partially offset by $3 million of increased financing fees.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2010, we expect that cash from operations will be lower due to higher tax payments and working capital requirements. We anticipate base level capital investments and expenditures for existing businesses in 2010 of up to $1.4 billion. We expect over $2.2 billion of future environmental capital expenditures through 2019 to satisfy both existing and proposed new requirements. The capital needs of our utilities will also increase due primarily to renewable and energy optimization related expenditures. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Three Months Ended
	March 31
(in Millions)	2010	2009
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income attributable to DTE Energy	$230	$179
Depreciation, depletion and amortization	251	232
Deferred income taxes	36	66
Other assets (gains), losses and reserves, net	1	(3)
Working capital and other	299	365

	817	839

Investing activities:
Plant and equipment expenditures — utility	(209)	(303)
Plant and equipment expenditures — non-utility	(30)	(23)
Proceeds from sale of other assets, net	13	30
Restricted cash and other investments	55	40

	(171)	(256)

Financing activities:
Redemption of long-term debt	(90)	(86)
Short-term borrowings, net	(330)	(414)
Issuance of common stock	9	9
Dividends on common stock and other	(94)	(90)

	(505)	(581)

Net Increase in Cash and Cash Equivalents	$141	$2

Cash from Operating Activities
A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Cash from operations in the first quarter of 2010 decreased $22 million from the comparable 2009 period primarily due to lower cash provided by working capital items in 2010.

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
Net cash used for investing activities was lower in the first quarter of 2010 by $85 million primarily due to lower capital expenditures in our utilities.
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
Net cash used for financing activities decreased $76 million during the first quarter of 2010 due to decreased payments for short-term borrowings.
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
We have a $925 million five-year facility that expires in October 2010. We expect to pursue the renewal of that facility before its expiration. Given current conditions in the credit markets, we anticipate that the new facility will be similar to our April 2009 facility with respect to such items as bank participation, allocation levels and covenants. See Note 11 of the Notes to Consolidated Financial Statements.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. The Company is currently assessing other impacts the legislation may have on its healthcare costs. The Company contributed $200 million to its pension plans during the first quarter of 2010, including a DTE Energy stock contribution of $100 million. The Company expects to contribute $150 million to its postretirement medical and life insurance benefit plans during 2010. No contributions were made to the plans in the first quarter of 2010. See Note 13 of the Notes to Consolidated Financial Statements.
We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
CRITICAL ACCOUNTING ESTIMATES
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
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. This change in tax law required a remeasurement of the deferred tax asset related to the Other Postretirement Benefit Obligation (OPEB) and the deferred tax liability related to the OPEB Regulatory Asset. Income tax accounting rules require the impact of a change in tax law be recognized in continuing operations in the Consolidated Statements of Operations in the period that the tax law change is enacted. However, regulated businesses may defer changes in tax law if allowed by regulators. The MPSC’s historical practice has been to recognize both the expense and working capital impacts for OPEB costs. In addition, the current and deferred tax effects related to OPEB costs have been recognized consistently. The effects of the subsidy have been reflected through lower tax expense included in rates. The Company believes it has reasonable assurance that the impacts related to the enactment of the Act are recoverable through rates in future periods. Therefore, the amounts related to Detroit Edison of $18 million and MichCon of $4 million have been deferred as Regulatory Assets.
See Note 13 of the Notes to Consolidated Financial Statements.
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts we typically classify as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items we do not generally account for as derivatives include proprietary gas inventory, gas storage and transportation arrangements, and gas and oil reserves. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.
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
The Company has established a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices

(unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 4 of the Notes to Consolidated Financial Statements.
The following tables provide details on changes in our MTM net asset (or liability) position for the three months ended March 31, 2010:

(in Millions)	Total
MTM at December 31, 2009	$(93)

Reclassify to realized upon settlement	(3)
Changes in fair value recorded to income	63

Amounts recorded to unrealized income	60
Changes in fair value recorded in regulatory liabilities	(1)
Amounts recorded in other comprehensive income, pretax	1
Change in collateral held by (for) others	40
Option premiums paid and other	(15)

MTM at March 31, 2010	$(8)

The table below shows the maturity of our MTM positions:

				2013
(in Millions)				and	Total Fair
Source of Fair Value	2010	2011	2012	Beyond	Value
Level 1	$(62)	$17	$(22)	$22	$(45)
Level 2	(35)	(62)	(53)	(35)	(185)
Level 3	26	37	30	3	96

Total MTM before netting adjustments	$(71)	$(8)	$(45)	$(10)	$(134)

Collateral adjustments					$126

Total MTM at March 31, 2010					$(8)

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
Our Energy Trading business segment has exposure to electricity, natural gas, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by our energy marketing and trading operations through the use of forward energy, capacity, storage, options and futures contracts, within pre-determined risk parameters.
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

Trading Activities
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of March 31, 2010:

	Credit Exposure
	Before Cash	Cash	Net Credit
	Collateral	Collateral	Exposure
(in Millions)
Investment Grade(1)
A- and Greater	$304	$(26)	$278
BBB+ and BBB	296	—	296
BBB-	78	—	78

Total Investment Grade	678	(26)	652

Non-investment grade(2)	1	—	1
Internally Rated — investment grade(3)	162	(10)	152
Internally Rated — non-investment grade(4)	8	—	8

Total	$849	$(36)	$813

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 34 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than 1 percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 14 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented less than 1 percent of the total gross credit exposure.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2010, we had a floating rate debt-to-total debt ratio of less than one percent (excluding securitized debt).
Foreign Currency Exchange Risk
The Company has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through January 2013. Additionally, we may enter into fair value foreign currency exchange hedges to mitigate changes in the value of contracts or loans.

Summary of Sensitivity Analysis
The Company performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2010 and 2009 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of March 31, 2010 and 2009:

	Assuming a		Assuming a
	10% Increase in Rates		10% Decrease in Rates
(in Millions)	As of March 31,		As of March 31,
Activity	2010	2009	2010	2009	Change in the Fair Value of
Coal Contracts	$—	$1	$—	$(1)	Commodity contracts
Gas Contracts	$3	$(4)	$(2)	$3	Commodity contracts
Oil Contracts	$1	$1	$(1)	$(1)	Commodity contracts
Power Contracts	$(4)	$(2)	$6	$2	Commodity contracts
Interest Rate Risk	$(286)	$(306)	$308	$334	Long-term debt
Foreign Currency Exchange Risk	$4	$2	$(4)	$(2)	Forward contracts
Discount Rates	$—	$—	$—	$—	Commodity contracts
For further discussion of market risk, see Note 5 of the Notes to Consolidated Financial Statements.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended March 31, 2010:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs
01/01/10 — 01/31/10	—	$—	—	—
02/01/10 — 02/28/10	—	$—	—	—
03/01/10 — 03/31/10	55,000	$45.07	—	—

Total	55,000	$45.07	—	—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.
Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

31-57	Chief Executive Officer Section 302 Form 10-Q Certification

31-58	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

32-57	Chief Executive Officer Section 906 Form 10-Q Certification

32-58	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

Date: April 28, 2010	/s/ PETER B. OLEKSIAK

Peter B. Oleksiak Vice President, Controller and Investor Relations and Chief Accounting Officer