Form 10-Q/A
period 2010-06-30
DTE ENERGY CO
filed 2010-08-27
CIK 936340

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

     Explanatory Note
     The sole purpose of this amendment on Form 10-Q/A to DTE Energy Company’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 30, 2010 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
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
Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

*31-59	Chief Executive Officer Section 302 Form 10-Q Certification

*31-60	Chief Financial Officer Section 302 Form 10-Q Certification

Exhibits furnished herewith:

*32-59	Chief Executive Officer Section 906 Form 10-Q Certification

*32-60	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed or furnished previously; as applicable

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: August 27, 2010	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer

3