Form 10-Q
period 2010-09-30
DTE ENERGY CO
filed 2010-10-29
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2010
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
Yes ☐ No ☑
At September 30, 2010, 169,117,259 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2010

Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Company	DTE Energy Company and any subsidiary companies

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process.

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A gas cost recovery mechanism authorized by the MPSC that allows MichCon to recover through rates its natural gas costs.

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MNRE	Michigan Department of Natural Resources and Environment

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	United States Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A power supply cost recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	Revenue Decoupling Mechanism

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy

Unconventional Gas	Includes those oil and gas deposits that originated and are stored in coal bed, tight sandstone and shale formations.

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil

GWh	Gigawatthour of electricity

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

Part I — Item 1.
DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions, Except per Share Amounts)	2010	2009	2010	2009
Operating Revenues	$2,139	$1,950	$6,384	$5,893

Operating Expenses
Fuel, purchased power and gas	763	735	2,366	2,272
Operation and maintenance	649	554	1,898	1,740
Depreciation, depletion and amortization	271	266	775	738
Taxes other than income	69	63	231	204
Other asset (gains) and losses, reserves and impairments, net	1	—	—	(3)

	1,753	1,618	5,270	4,951

Operating Income	386	332	1,114	942

Other (Income) and Deductions
Interest expense	142	143	418	409
Interest income	(3)	(11)	(9)	(17)
Other income	(20)	(28)	(62)	(74)
Other expenses	9	8	32	17

	128	112	379	335

Income Before Income Taxes	258	220	735	607

Income Tax Provision	92	69	252	193

Net Income	166	151	483	414

Less: Net Income Attributable to Noncontrolling Interests	3	—	5	2

Net Income Attributable to DTE Energy Company	$163	$151	$478	$412

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$.97	$.92	$2.85	$2.51

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$.96	$.92	$2.84	$2.51

Weighted Average Common Shares Outstanding
Basic	169	165	168	164
Diluted	170	165	168	164
Dividends Declared per Common Share	$.56	$.53	$1.62	$1.59
See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions)	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$84	$52
Restricted cash	56	84
Accounts receivable (less allowance for doubtful accounts of $222 and $262, respectively)
Customer	1,140	1,438
Other	97	217
Inventories
Fuel and gas	517	309
Materials and supplies	215	200
Deferred income taxes	150	167
Derivative assets	177	209
Other	305	201

	2,741	2,877

Investments
Nuclear decommissioning trust funds	890	817
Other	467	598

	1,357	1,415

Property
Property, plant and equipment	21,370	20,588
Less accumulated depreciation, depletion and amortization	(8,548)	(8,157)

	12,822	12,431

Other Assets
Goodwill	2,024	2,024
Regulatory assets	4,056	4,110
Securitized regulatory assets	767	870
Intangible assets	63	54
Notes receivable	125	113
Derivative assets	108	116
Other	203	185

	7,346	7,472

Total Assets	$24,266	$24,195

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	September 30	December 31
(in Millions, Except Shares)	2010	2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$641	$723
Accrued interest	135	114
Dividends payable	95	88
Short-term borrowings	20	327
Current portion long-term debt, including capital leases	923	671
Derivative liabilities	167	220
Other	532	502

	2,513	2,645

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,099	6,237
Securitization bonds	643	793
Trust preferred-linked securities	289	289
Capital lease obligations	43	51

	7,074	7,370

Other Liabilities
Deferred income taxes	2,307	2,096
Regulatory liabilities	1,378	1,337
Asset retirement obligations	1,499	1,420
Unamortized investment tax credit	78	85
Derivative liabilities	154	198
Liabilities from transportation and storage contracts	86	96
Accrued pension liability	700	881
Accrued postretirement liability	1,318	1,287
Nuclear decommissioning	147	136
Other	323	328

	7,990	7,864

Commitments and Contingencies (Notes 7 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, 169,117,259 and 165,400,045 shares issued and outstanding, respectively	3,422	3,257
Retained earnings	3,374	3,168
Accumulated other comprehensive loss	(150)	(147)

Total DTE Energy Company Equity	6,646	6,278
Noncontrolling interests	43	38

Total Equity	6,689	6,316

Total Liabilities and Equity	$24,266	$24,195

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Operating Activities
Net income	$483	$414
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	775	738
Deferred income taxes	173	141
Other asset (gains), losses and reserves, net	5	4
Changes in assets and liabilities, exclusive of changes shown separately (Note 15)	73	377

Net cash from operating activities	1,509	1,674

Investing Activities
Plant and equipment expenditures — utility	(743)	(772)
Plant and equipment expenditures — non-utility	(75)	(47)
Proceeds from sale of other assets, net	28	35
Restricted cash for debt redemption	33	58
Proceeds from sale of nuclear decommissioning trust fund assets	179	237
Investment in nuclear decommissioning trust funds	(204)	(251)
Consolidation of VIEs	19	—
Investment in Millennium Pipeline Project	(49)	(15)
Other	(22)	(40)

Net cash used for investing activities	(834)	(795)

Financing Activities
Issuance of long-term debt	595	363
Redemption of long-term debt	(660)	(420)
Short-term borrowings, net	(307)	(539)
Issuance of common stock	26	27
Dividends on common stock	(265)	(260)
Other	(32)	(53)

Net cash used for financing activities	(643)	(882)

Net Increase (Decrease) in Cash and Cash Equivalents	32	(3)
Cash and Cash Equivalents at Beginning of Period	52	86

Cash and Cash Equivalents at End of Period	$84	$83

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Interest	Total

Balance, December 31, 2009	165,400	$3,257	$3,168	$(147)	$38	$6,316

Net income	—	—	478	—	5	483
Benefit obligations, net of tax	—	—	—	16	—	16
Dividends declared on common stock	—	—	(272)	—	—	(272)
Issuance of common stock	574	26	—	—	—	26
Contribution of common stock to pension plan	2,224	100	—	—	—	100
Net change in unrealized losses on derivatives, net of tax	—	—	—	2	—	2
Net change in unrealized losses on investments, net of tax	—	—	—	(21)	—	(21)
Stock-based compensation and other	919	39	—	—	—	39

Balance, September 30, 2010	169,117	$3,422	$3,374	$(150)	$43	$6,689

The following table displays comprehensive income for the nine-month periods ended September 30:

(in Millions)	2010	2009
Net income	$483	$414

Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligation, net of taxes of $3 and $4	6	7
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $5 and $-	10	—

	16	7

Net unrealized gains (losses) on derivatives:
Gains (losses) during the period, net of taxes of $1 and $1	1	2
Amounts reclassified to income, net of taxes of $1 and $(1)	1	(1)

	2	1

Net unrealized gains (losses) on investments:
Gains (losses) during the period, net of taxes of $(6) and $6	(11)	11
Amounts reclassified to income, net of taxes of $- and $2	—	3
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $(5) and $-	(10)	—

	(21)	14

Foreign currency translation, net of taxes of $- and $1	—	2

Comprehensive income	480	438
Less: Comprehensive income attributable to noncontrolling interests	5	2

Comprehensive income attributable to DTE Energy Company	$475	$436

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeast Michigan;
•	MichCon, a natural gas utility engaged in the purchase, storage, transportation, gathering, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and
•	Other businesses involved in (1) natural gas pipelines and storage; (2) unconventional gas project development and production; (3) power and industrial projects and coal transportation and marketing; and (4) energy marketing and trading operations.
Detroit Edison and MichCon are regulated by the MPSC. Certain activities of Detroit Edison and MichCon, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA and the MNRE.
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
DTE Energy has interests in various unconsolidated trusts that were formed for the purpose of issuing preferred securities and lending the gross proceeds to the Company. The assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. DTE Energy has reviewed these interests and has determined they are VIEs, but the Company is not the primary beneficiary as it does not have variable interests in the trusts and therefore, the trusts are not consolidated by the Company.
The maximum risk exposure for consolidated VIEs is reflected on the Company’s Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.
The following table summarizes the major balance sheet items for consolidated VIEs as of September 30, 2010 and December 31, 2009. Amounts at September 30, 2010 for consolidated VIEs that are either (1) assets that can be used only to settle their obligations or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. Entities, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the entity’s obligations have been excluded from the table below.

	September 30, 2010
				Restricted	December 31,
(in Millions)	Securitization	Other	Total	Amounts	2009
ASSETS
Cash and cash equivalents	$—	$17	$17	$—	$2
Restricted cash	43	5	48	48	—
Accounts receivable	48	16	64	50	4
Inventories	—	74	74	—	9
Other current assets	—	1	1	—	—
Property, plant and equipment	—	55	55	39	45
Securitized regulatory assets	767	—	767	767	—
Other assets	14	8	22	22	9

	$872	$176	$1,048	$926	$69

LIABILITIES
Accounts payable and accrued current liabilities	$4	$36	$40	$5	$3
Current portion long-term debt, including capital leases	150	7	157	157	4
Other current liabilities	59	5	64	62	1
Mortgage bonds, notes and other	—	36	36	36	17
Securitization bonds	643	—	643	643	—
Capital lease obligations	—	24	24	24	26
Other long term liabilities	6	7	13	13	—

	$862	$115	$977	$940	$51

Amounts for non-consolidated VIEs as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
(in Millions)	2010	2009
Other investments	$60	$178
Bank loan guarantee	11	11
Trust preferred — linked securities	289	289
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Intangible Assets
The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Emission allowances and renewable energy credits are charged to expense as the credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at September 30, 2010 and December 31, 2009. The Company’s intangible assets related to renewable energy credits were $12 million at September 30, 2010. The Company had no renewable energy credits at December 31, 2009. The gross carrying amount and accumulated amortization of contract intangible assets at September 30, 2010 were $63 million and $21 million, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at December 31, 2009 were $64 million and $19 million, respectively.
Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2010 was 36 percent as compared to 31 percent for the three months ended September 30, 2009, and for the nine months ended September 30, 2010 was 34 percent as compared to 32 percent for the nine months ended September 30, 2009. The 2010 rate is higher than 2009 due primarily to the recognition of tax benefits from the settlement of tax audits in 2009.

The Company had $9 million and $7 million of unrecognized tax benefits at September 30, 2010 and at December 31, 2009, respectively, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain federal and state tax examinations and audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $50 million within the next twelve months.
Offsetting Amounts Related to Certain Contracts
The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of September 30, 2010, the total cash collateral posted, net of cash collateral received, was $57 million. Derivative assets and derivative liabilities are shown net of collateral of $22 million and $57 million, respectively. At September 30, 2010, the Company recorded cash collateral received of $1 million and cash collateral paid of $23 million not related to unrealized derivative positions. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.
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

NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2010 and December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.
•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2010:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	September 30, 2010
Assets:
Nuclear decommissioning trusts	606	284	—	—	890
Other investments(1)	47	55	—	—	102
Derivative assets:
Foreign currency exchange contracts	—	18	—	(15)	3
Commodity Contracts:
Natural Gas	2,524	144	15	(2,654)	29
Electricity	—	906	458	(1,119)	245
Other	29	6	4	(31)	8

Total derivative assets	2,553	1,074	477	(3,819)	285

Total	$3,206	$1,413	$477	$(3,819)	$1,277

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(20)	$—	$14	$(6)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(2,497)	(292)	(11)	2,629	(171)
Electricity	—	(978)	(333)	1,179	(132)
Other	(30)	(13)	—	32	(11)

Total derivative liabilities	(2,527)	(1,304)	(344)	3,854	(321)

Total	$(2,527)	$(1,304)	$(344)	$3,854	$(321)

Net Assets as of September 30, 2010	$679	$109	$133	$35	$956

Assets:
Current	$1,689	$841	$304	$(2,657)	$177
Noncurrent(3)	1,517	572	173	(1,162)	1,100

Total Assets	$3,206	$1,413	$477	$(3,819)	$1,277

Liabilities:
Current	$(1,692)	$(945)	$(224)	$2,694	$(167)
Noncurrent	(835)	(359)	(120)	1,160	(154)

Total Liabilities	$(2,527)	$(1,304)	$(344)	$3,854	$(321)

Net Assets as of September 30, 2010	$679	$109	$133	$35	$956

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2009
Assets:
Cash equivalents	$15	$—	$—	$—	$15
Nuclear decommissioning trusts and Other Investments(1)	599	325	—	—	924
Derivative assets	1,080	1,207	385	(2,347)	325

Total	$1,694	$1,532	$385	$(2,347)	$1,264

Liabilities:
Derivative liabilities	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Total	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Net Assets at December 31, 2009	$574	$162	$24	$86	$846

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)	Includes $102 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Asset balance as of June 30, 2010	$2	$155	$4	$161
Changes in fair value recorded in income	3	21	1	25
Purchases, issuances and settlements	(1)	(29)	(1)	(31)
Transfers in/out of Level 3	—	(22)	—	(22)

Asset balance as of September 30, 2010	$4	$125	$4	$133

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2010	$2	$(4)	$1	$(1)

	Three Months Ended September 30, 2009
(in Millions)	Natural Gas	Electricity	Other	Total
Asset (Liability) balance as of June 30, 2009	(242)	45	3	(194)
Changes in fair value recorded in income	(2)	(45)	—	(47)
Changes in fair value recorded in regulatory assets/liabilities	—	—	(1)	(1)
Changes in fair value recorded in other comprehensive income	2	—	—	2
Purchases, issuances and settlements	(5)	28	—	23
Transfers in/out of Level 3	(12)	11	—	(1)

Asset (Liability) balance as of September 30, 2009	$(259)	$39	$2	$(218)

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2009	$(15)	$12	$—	$(3)

	Nine Months Ended September 30, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Asset balance as of December 31, 2009	$2	$19	$3	$24
Changes in fair value recorded in income	4	117	1	122
Changes in fair value recorded in regulatory assets/liabilities	—	—	4	4
Purchases, issuances and settlements	(6)	(59)	(4)	(69)
Transfers in/out of Level 3	4	48	—	52

Asset balance as of September 30, 2010	$4	$125	$4	$133

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2010	$(2)	$58	$1	$57

	Nine Months Ended September 30, 2009
(in Millions)	Natural Gas	Electricity	Other	Total
Asset (Liability) balance as of December 31, 2008	$(183)	$(5)	$5	$(183)
Changes in fair value recorded in income	84	68	—	152
Changes in fair value recorded in regulatory assets/liabilities	—	—	(2)	(2)
Changes in fair value recorded in other comprehensive income	7	—	—	7
Purchases, issuances and settlements	(13)	(29)	1	(41)
Transfers in/out of Level 3	(154)	5	(2)	(151)

Asset (Liability) balance as of September 30, 2009	$(259)	$39	$2	$(218)

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2009	$50	$136	$—	$186

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Level 1 and 2 occurred in the three and nine months ended September 30, 2010. Transfers from Level 3 to Level 2 of $22 million reflect inputs related to certain power transactions identified as observable due to available broker quotes for the three months ended September 30, 2010. Transfers from Level 2 to Level 3 of $48 million reflect inputs related to certain power transactions identified as unobservable due to lack of available broker quotes for the nine months ended September 30, 2010. Transfers out of Level 3 in 2009 reflect increased reliance on broker quotes for certain gas transactions.
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

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.8 billion	$7.9 billion	$8.3 billion	$8.0 billion
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

The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30,	December 31,
(in Millions)	2010	2009
Fermi 2	$861	$790
Fermi 1	3	3
Low level radioactive waste	26	24

Total	$890	$817

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Realized gains	$8	$9	$29	$28
Realized losses	(6)	(12)	(25)	(45)
Proceeds from sales of securities	51	55	179	237
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of September 30, 2010
Equity securities	$462	$151
Debt securities	417	29
Cash and cash equivalents	11	—

	$890	$180

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

The debt securities at both September 30, 2010 and December 31, 2009 had an average maturity of approximately 5 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $51 million and $48 million of unrealized losses as Regulatory assets at September 30, 2010 and December 31, 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges for the three and nine months ended September 30, 2010 and September 30, 2009, for Fermi 1.

Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	September 30, 2010		December 31, 2009
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$70	$70	$106	$106
Equity securities	7	7	11	11
As of September 30, 2010, these securities are comprised primarily of money-market and equity securities. During the nine months ended September 30, 2010, no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into losses for the period. During the nine months ended September 30, 2009, $3 million of unrealized losses on available for sale securities were reclassified out of other comprehensive income into earnings for the period. This reclassification included an other than temporary impairment of equity securities of $4 million. Gains related to trading securities held at September 30, 2010 and September 30, 2009 were $3 million and $6 million, respectively.
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
Gas Utility — MichCon purchases, stores, transports, gathers, distributes and sells natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through March 2014. These gas-supply contracts are designated and qualify for the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.
Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
Unconventional Gas Production — The Unconventional Gas Production business is engaged in unconventional natural gas and oil project development and production. The Company uses derivative contracts to manage changes in commodity prices. These derivatives are designated as cash flow hedges. Amounts recorded in Accumulated other comprehensive income will be reclassified to earnings as the related production affects earnings through 2010. Management estimates reclassifying an after-tax gain of approximately $1 million to earnings within the next three months.
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
Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its September 30, 2010 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

Derivative Activities
The Company manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:
•	Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with power transmission, gas transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•	Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity associated with the Company’s Unconventional Gas reserves. A portion of the price risk associated with anticipated production from the Barnett natural gas reserves has been mitigated through 2010. Changes in the value of the hedges are recorded as Derivative assets or liabilities, with an offset in Other comprehensive income to the extent that the hedges are deemed effective. The amounts shown in the following tables exclude the value of the underlying gas reserves including changes therein. Other also includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative assets or liabilities, with an offset to Regulatory assets or liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.
The following represents the fair value of derivative instruments as of September 30, 2010:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Commodity Contracts — Natural Gas	$1	$—
Interest rate contracts	—	(1)

Total derivatives designated as hedging instruments:	$1	$(1)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$18	$(20)
Commodity Contracts:
Natural Gas	2,682	(2,800)
Electricity	1,364	(1,311)
Other	39	(43)

Total derivatives not designated as hedging instruments:	$4,103	$(4,174)

Total derivatives:
Current	$2,834	$(2,861)
Noncurrent	1,270	(1,314)

Total derivatives	$4,104	$(4,175)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,834	$1,270	$(2,861)	$(1,314)
Counterparty netting	(2,645)	(1,152)	2,645	1,152
Collateral adjustment	(12)	(10)	49	8

Total derivatives as reported	$177	$108	$(167)	$(154)

The following represents the fair value of derivative instruments as of December 31, 2009:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Commodity Contracts — Natural Gas	$2	$—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$24	$(31)
Commodity Contracts:
Natural Gas	1,323	(1,552)
Electricity	1,304	(1,241)
Other	19	(27)

Total derivatives not designated as hedging instruments:	$2,670	$(2,851)

Total derivatives:
Current	$1,860	$(1,951)
Noncurrent	812	(900)

Total derivatives	$2,672	$(2,851)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,860	$812	$(1,951)	$(900)
Counterparty netting	(1,644)	(669)	1,644	669
Collateral adjustment	(7)	(27)	87	33

Total derivatives as reported	$209	$116	$(220)	$(198)

The income effect of derivatives designated as cash flow hedging instruments on the Consolidated Statements of Operations is less than $1 million for the three and nine months ended September 30, 2010 and September 30, 2009.

The income effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 is as follows.

Gain (Loss)	Gain (Loss)
Recognized in	Recognized in
Income on	Income on
Location of Gain	Derivatives for	Derivatives for
(Loss) Recognized	Three Months Ended	Nine Months Ended
(in Millions)	in Income	September 30	September 30
Derivatives Not Designated As Hedging Instruments	On Derivatives	2010	2009	2010	2009
Foreign currency exchange contracts	Operating Revenue	$(8)	$(9)	$(5)	$(20)

Commodity Contracts:
Natural Gas	Operating Revenue	24	(6)	51	168

Natural Gas	Fuel, purchased power and gas	(1)	5	(7)	3
Electricity	Operating Revenue	(6)	(47)	43	(24)
Other	Operating Revenue	5	(2)	6	(1)
Other	Operation and maintenance
(2)	2	(3)	4

Total	$12	$(57)	$85	$130

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $1 million in losses related to Emissions recognized in Regulatory assets and $4 million in gains related to FTRs recognized in Regulatory liabilities for the nine months ended September 30, 2010.
The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2010:

Commodity	Number of Units
Natural Gas (MMBtu)	859,904,377
Electricity (MWh)	64,352,491
Foreign Currency Exchange ($ CAD)	290,920,919
Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2010, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $297 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the nine months ended September 30, 2010 follows:

(in Millions)
Asset retirement obligations at December 31, 2009	$1,439
Accretion	70
Liabilities incurred	10
Liabilities settled	(8)
Consolidation of VIEs	4

Asset retirement obligations at September 30, 2010	1,515
Less amount included in current liabilities	(16)

$1,499

Substantially all of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.
NOTE 7 — REGULATORY MATTERS
2010 Electric Rate Case Filing
Detroit Edison filed a rate case on October 29, 2010 based on a projected twelve-month period ending March 31, 2012. The filing with the MPSC requested a $443 million increase in base rates that is required to recover higher costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, inflation, the capital costs of plant additions, the reduction in territory sales, the impact from the expiration of certain wholesale for resale contracts and the increased migration of customers to the electric Customer Choice program. Detroit Edison also proposed certain adjustments which could reduce the net impact on the required increase in rates by approximately $190 million. These adjustments relate to electric Customer Choice migration, pension and other postretirement benefits expenses and the Nuclear Decommissioning surcharge.
Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2010, Detroit Edison filed an application with the MPSC for approval of its UETM for 2009 requesting recovery of approximately $4.5 million consisting of costs related to 2009 uncollectible expense and associated carrying charges. In August 2010, the MPSC determined that the UETM was effective with its January 2010 order in Detroit Edison’s rate case and dismissed the request for UETM expenses for 2009.
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
2011 Plan Year – In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.

The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over-recovery,	PSCR Cost of
PSCR Year	Date Filed	including interest	Power Sold
2009	March 2010	$15.6 million	$1.1 billion
2009 Gas Rate Case Order
On June 3, 2010, the MPSC issued an order in MichCon’s June 9, 2009 rate case filing. The MPSC approved an annual revenue increase of $119 million. Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $170 million effective on January 1, 2010, the MPSC ordered refunds for the period the self-implemented rates were in effect. In September 2010, MichCon filed a refund plan with the MPSC. MichCon has a refund liability of approximately $15 million at September 30, 2010, representing the estimated amount due customers, including interest. In addition, the order provided for recovery of the regulatory unamortized balance of CTA. In June 2010, MichCon deferred and recognized in income approximately $32 million ($20 million after-tax) of previously expensed CTA. The non-pension component of CTA of approximately $21 million is included in Regulatory assets. The pension component of CTA of approximately $11 million is included in Regulatory liabilities.
2010 Gas Rate Case Filing
MichCon filed a rate case on July 27, 2010 based on a fully projected 2011 test year. The filing with the MPSC requested a $51 million increase in revenues that is required to recover higher costs associated with increased investments in net plant, the impact of sales reductions due to customer conservation and the economic conditions in Michigan, lower projected midstream revenues resulting from reduced storage capacity and MichCon’s shift to a lower risk predominantly long-term storage contract portfolio from a higher risk predominantly short-term storage contract portfolio, and increasing operating costs.
Gas Cost Recovery Proceedings
The GCR process is designed to allow MichCon to recover all of its gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
2010-2011 Plan Year - In December 2009, MichCon filed its GCR plan case for the 2010-2011 GCR plan year. The MPSC issued an order in this case in September 2010 authorizing MichCon to charge a maximum of $7.06 per Mcf, adjustable monthly by a contingent factor. The MPSC also approved MichCon’s proposed fixed price gas purchasing program and provided clarification regarding treatment of certain affiliate purchases.
The following table summarizes MichCon’s GCR reconciliation filing currently pending with the MPSC:

Net Over-recovery,
GCR Year	Date Filed	including interest	GCR Cost of Gas Sold
2009-2010	June 2010	$5.9 million	$1.0 billion
Gas Main Renewal and Gas Meter Move Out Programs
The June 3, 2010 MPSC gas rate case order required MichCon to make filings related to gas main renewal and meter move-out programs. In a July 30, 2010 filing, MichCon proposed to implement a 10-year gas main renewal program beginning in 2012 which would require capital expenditures of approximately $17 million per year for renewing gas distribution mains, retiring gas mains, and where appropriate and when related to the gas main renewal or retirement activity, relocate inside meters to outside locations and renew service lines.

In a September 30, 2010 filing, MichCon proposed to implement a 10-year gas meter move out program beginning in 2012 which would require capital expenditures of approximately $22 million per year primarily for relocation of inside meters to the outside of residents’ houses. Recovery of costs associated with these two programs is expected to be provided through future MichCon rate cases.
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

	Three Months		Nine Months
	Ended September 30		Ended September 30
(in Millions, except per share amounts)	2010	2009	2010	2009
Basic Earnings per Share
Net income attributable to DTE Energy	$163	$151	$478	$412

Average number of common shares outstanding	169	165	168	164

Weighted average net restricted shares outstanding	1	1	1	1

Dividends declared — common shares	$94	$87	$271	$259
Dividends declared — net restricted shares	1	—	1	2

Total distributed earnings	$95	$87	$272	$261

Net income less distributed earnings	$68	$64	$206	$151

Distributed (dividends per common share)	$.56	$.53	$1.62	$1.59
Undistributed	.41	.39	1.23	.92

Total Basic Earnings per Common Share	$.97	$.92	$2.85	$2.51

Diluted Earnings per Share
Net income attributable to DTE Energy	$163	$151	$478	$412

Average number of common shares outstanding	169	165	168	164
Average incremental shares from assumed exercise of options	1	—	—	—

Common shares for dilutive calculation	170	165	168	164

Weighted average net restricted shares outstanding	1	1	1	1

Dividends declared — common shares	$94	$87	$271	$259
Dividends declared — net restricted shares	1	—	1	2

Total distributed earnings	$95	$87	$272	$261

Net income less distributed earnings	$68	$64	$206	$151

Distributed (dividends per common share)	$.56	$.53	$1.62	$1.59
Undistributed	.40	.39	1.22	.92

Total Diluted Earnings per Common Share	$.96	$.92	$2.84	$2.51

Options to purchase approximately 0.4 million and 5 million shares of common stock as of September 30, 2010 and September 30, 2009, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2010, the Company has issued the following long-term debt:
(in Millions)

Company	Month Issued	Type	Interest Rate	Maturity	Amount

Detroit Edison	August	Senior Notes(1)	3.45%	2020	300
Detroit Edison	September	Senior Notes(1)(2)	4.89%	2020	300

					$600

(1)	Proceeds were used to repay a portion of Detroit Edison’s $500 million 6.125% Senior Notes due October 1, 2010 and for general corporate purposes.

(2)	These bonds were priced in March 2010 in a private placement transaction which was closed and funded in September 2010.
Debt Retirements and Redemptions
In 2010, the following debt has been retired:
(in Millions)

Company	Month Retired	Type	Interest Rate	Maturity	Amount

Detroit Edison	September	Senior Notes(1)	6.125%	2010	$500

(1)	These Senior Notes, maturing October 1, 2010, were optionally redeemed on September 30, 2010.
NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
In August 2010, DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon, entered into amended and restated two-year unsecured revolving credit agreements and new three-year unsecured revolving credit agreements with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2010, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.50 to 1, 0.51 to 1 and 0.47 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at September 30, 2010 is shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total
Unsecured revolving credit facility, expiring August 2012	$538	$212	$250	$1,000
Unsecured revolving credit facility, expiring August 2013	562	63	175	800
Unsecured letter of credit facility, expiring in May 2013	50	—	—	50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125

Total credit facilities at September 30, 2010	$1,275	$275	$425	$1,975

Amounts outstanding at September 30, 2010:
Commercial paper issuances	—	—	20	20
Letters of credit	222	—	—	222

	222	—	20	242

Net availability at September 30, 2010	$1,053	$275	$405	$1,733

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $27 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. In April 2010, the agreement was amended to allow for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At September 30, 2010, a $10 million letter of credit was in place, raising capacity under this facility for up to $110 million. The $10 million letter of credit is included in the table above. The amount outstanding under this agreement was $65 million and $1 million at September 30, 2010 and December 31, 2009, respectively.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make capital expenditures of approximately $70 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published in the first quarter of 2011, with a final rule scheduled for mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2010 and December 31, 2009, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.
Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

Gas Utility
Contaminated Sites — Gas Utility owns, or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years.
The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of September 30, 2010 and December 31, 2009, the Company had $37 million and $36 million, respectively, accrued for remediation.
Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. However, the Company anticipates the cost deferral and rate recovery mechanism approved by the MPSC for MichCon will prevent environmental costs from having a material adverse impact on the Company’s results of operations.
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a Notice of Violation in June of 2007 regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MNRE concerning visible emissions readings that resulted from the Company self reporting to MNRE questionable activities by an employee of a contractor to the Company that was hired to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation. The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company is currently seeking a permit from the Pennsylvania Department of Environmental Protection (PAEDA) to upgrade its wastewater treatment technology to a biological treatment for the coke battery facility located in Pennsylvania. This upgrade is expected to be completed over the next two years to meet future regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
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
Detroit Edison has guaranteed a bank term loan of $11 million related to the sale of its steam heating business to Thermal Ventures II, L.P. At September 30, 2010, the Company has reserves for the entire amount of the bank loan guarantee.
The Company’s other guarantees are not individually material with maximum potential payments totaling $10 million at September 30, 2010.
The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2010, the Company had approximately $14 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Millennium Pipeline Project
The Company owns a 26 percent equity interest in the Millennium Pipeline Project (Millennium). Millennium is accounted for under the equity method. On August 26, 2010, Millennium closed on a $725 million long-term financing that is non-recourse to the Company. The proceeds thereof, along with equity contributions from the project sponsors, repaid in full Millennium’s $800 million construction loan and settled certain forward-starting interest rate swaps related to the new long-term financing. The Company’s share of the equity contribution was $49 million. The project partners’ guarantee of the $800 million construction loan and forward-starting interest rate swaps was terminated upon closing of the long-term financing. The project sponsors have agreed to provide credit support to Millennium’s debt service reserve requirement. The Company’s share of the credit support is $9 million and is being satisfied with a letter of credit in favor of the Trustee of the long-term bond holders.
Labor Contracts
There are several bargaining units for the Company’s approximately 5,000 represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 3,800 represented employees. The majority of its remaining represented employees are under contracts that expire in June 2011 and August 2012.
Purchase Commitments
As of September 30, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5 billion from 2010 through 2051. The Company also estimates that 2010 capital expenditures will be approximately $1.3 billion. The Company has made certain commitments in connection with expected capital expenditures.

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
NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended September 30	2010	2009	2010	2009
Service cost	$16	$13	$15	$15
Interest cost	51	51	31	33
Expected return on plan assets	(65)	(64)	(18)	(14)
Amortization of:
Net actuarial loss	25	13	13	18
Prior service cost	1	2	(1)	(2)
Net transition liability	—	—	1	1

Net periodic benefit cost	$28	$15	$41	$51

Nine Months Ended September 30	2010	2009	2010	2009
Service cost	$48	$40	$46	$44
Interest cost	152	152	94	100
Expected return on plan assets	(194)	(191)	(56)	(42)
Amortization of:
Net actuarial loss	75	39	40	54
Prior service cost	3	4	(3)	(5)
Net transition liability	—	—	2	2

Net periodic benefit cost	$84	$44	$123	$153

Pension and Other Postretirement Contributions
The Company contributed $200 million to its pension plans during the first quarter of 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share).

The Company expects to contribute approximately $155 million to its postretirement medical and life insurance benefit plans during 2010. A contribution was made to the plans in the nine-month period ended September 30, 2010, by a transfer of $25 million from the MichCon Grantor Trust.
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
For DTE Energy and its utilities this change in tax law required a remeasurement of the Deferred Tax Asset related to the OPEB obligation and the Deferred Tax Liability related to the OPEB Regulatory Asset. The net impact of the remeasurement is $23 million, $18 million and $4 million for DTE Energy, Detroit Edison and MichCon, respectively. The Detroit Edison and MichCon amounts have been deferred as Regulatory Assets as the traditional rate setting process allows for the recovery of income tax costs. Income tax expense of $1 million is being recognized related to corporate entities in the nine months ended September 30, 2010.
NOTE 14 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Stock-based compensation expense	$9	$14	$38	$27
Tax benefit	4	5	15	10
Stock-based compensation cost capitalized in property, plant and equipment	0.5	0.8	2.3	1.7

Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

			(in Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Options outstanding at December 31, 2009	5,593,392	$40.50
Granted	611,500	$43.95
Exercised	(1,192,328)	$39.64
Forfeited or expired	(115,561)	$42.60

Options outstanding at September 30, 2010	4,897,003	$41.09	$29

Options exercisable at September 30, 2010	3,506,045	$42.55	$15

As of September 30, 2010, the weighted average remaining contractual life for the exercisable shares was 4.34 years and 1,390,958 options were non-vested. During the nine months ended September 30, 2010, 663,754 options vested.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $5.62 per share. The intrinsic value of options exercised for the nine months ended September 30, 2010 was $9 million. Total option expense recognized was $3 million for the nine months ended September 30, 2010 and September 30, 2009.
The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	Nine Months Ended
	September 30, 2010	September 30, 2009
Risk-free interest rate	2.91%	2.04%
Dividend yield	5.08%	4.98%
Expected volatility	22.96%	27.88%
Expected life	6 years	6 years
Restricted Stock Awards
The following summarizes stock awards activity for the nine months ended September 30, 2010:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at December 31, 2009	1,024,765	$37.11
Grants	234,655	44.03
Forfeitures	(16,570)	36.85
Vested and issued	(474,849)	40.21

Balance at September 30, 2010	768,001	37.31

Performance Share Awards
The following summarizes performance share activity for the nine months ended September 30, 2010:

Performance Shares
Balance at December 31, 2009	1,455,042
Grants	576,063
Forfeitures	(73,696)
Payouts	(406,821)

Balance at September 30, 2010	1,550,588

Unrecognized Compensation Cost
As of September 30, 2010, the Company had $47 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. These costs are expected to be recognized over a weighted-average period of 1.51 years.
NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary non-cash information:

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$357	$527
Inventories	(200)	(47)
Accrued/prepaid pensions	(99)	(94)
Accounts payable	(14)	(214)
Income taxes payable	19	76
Derivative assets and liabilities	(58)	(99)
Postretirement obligation	20	(10)
Other assets	(11)	120
Other liabilities	59	118

	$73	$377

Noncash financing activities:
Common stock issued for employee benefit plans	$147	$32

NOTE 16 — SEGMENT INFORMATION
The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:
Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.

Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, gathering, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Gas Storage and Pipelines consists of natural gas pipelines and storage businesses.

Unconventional Gas Production is engaged in unconventional gas and oil project development and production.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Electric Utility	$8	$8	$23	$22
Gas Utility	1	—	1	—
Gas Storage and Pipelines	1	1	3	4
Power and Industrial Projects	50	10	122	7
Energy Trading	21	17	65	70
Corporate & Other	(18)	(17)	(51)	(56)

	$63	$19	$163	$47

Financial data of the business segments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues
Electric Utility	$1,444	$1,289	$3,798	$3,515
Gas Utility	170	190	1,157	1,253
Gas Storage and Pipelines	20	19	62	61
Unconventional Gas Production	7	8	23	23
Power and Industrial Projects	303	157	846	450
Energy Trading	258	306	661	638
Corporate & Other	—	—	—	—
Reconciliation & Eliminations	(63)	(19)	(163)	(47)

Total	$2,139	$1,950	$6,384	$5,893

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$165	$149	$343	$306
Gas Utility	(6)	(23)	92	23
Gas Storage and Pipelines	12	13	36	37
Unconventional Gas Production	(4)	(2)	(9)	(6)
Power and Industrial Projects	26	10	66	8
Energy Trading	(12)	6	—	73
Corporate & Other	(18)	(2)	(50)	(29)

Net Income Attributable to DTE Energy	$163	$151	$478	$412

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
Net income attributable to DTE Energy in the third quarter of 2010 was $163 million, or $0.96 per diluted share, compared to net income attributable to DTE Energy of $151 million, or $0.92 per diluted share, in the third quarter of 2009. Net income attributable to DTE Energy in the nine months ended September 30, 2010 was $478 million, or $2.84 per diluted share, compared to net income attributable to DTE Energy of $412 million, or $2.51 per diluted share, in the comparable period of 2009. The increases in net income are primarily due to improved results in the electric and gas utilities and in the Power and Industrial Projects segment, partially offset by lower earnings in Energy Trading.
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
Our Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, gathering, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Detroit Edison has experienced increased electric sales in 2010 driven by higher residential and interconnection sales, partially offset by decreases in industrial and commercial sales. The residential sales increase is a result of warmer summer weather. Industrial sales are lower due to reduced demand from customers in the automotive and steel industries and their related suppliers and other ancillary businesses. Commercial sales continue to be lower due primarily to customers participating in the electric Customer Choice program. The impact of customers participating in the electric Customer Choice program is mitigated by the Choice Incentive Mechanism (CIM). The CIM is an over/under recovery mechanism which measures non-fuel revenues that are lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from bundled customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 100 percent of its increase in non-fuel revenues associated with sales below that level to bundled customers. MichCon’s sales were lower due primarily to a decrease in the number of customers, reduced natural gas usage by customers due to economic conditions and an increased emphasis on conservation of energy usage.

We have Revenue Decoupling Mechanisms (RDMs) in place at both utilities. The RDMs are designed to minimize the impact on revenues of changes in average customer usage of electricity and natural gas. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot electric RDM effective February 1, 2010. The electric RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The June 2010 MPSC order in MichCon’s 2009 rate case provided for, among other items, the implementation of a pilot gas RDM effective July 1, 2010. The gas RDM enables MichCon to recover or refund the change in distribution revenue resulting from the difference in weather-adjusted average sales per customer by rate schedule compared to the base average sales per customer by rate schedule established in the MPSC order. The RDMs for Detroit Edison and MichCon address changes in customer usage due to general economic conditions and conservation, but do not shield the utilities from the impacts of lost customers. In addition, the pilot electric RDM materially shields Detroit Edison from the impact of weather on customer usage. The pilot gas RDM does not shield MichCon from the impact of weather on customer usage. The electric and gas RDMs are subject to review by the MPSC after the initial one-year pilot programs.
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
Both utilities continue to experience high levels of past due receivables primarily attributable to economic conditions. Our service territories continue to experience high levels of unemployment, underemployment and low income households, home foreclosures and a lack of adequate levels of assistance for low-income customers. We have taken actions to manage the level of past due receivables, including customer assistance forums, contracting with collection agencies, working with Michigan officials and others to increase the share of low-income funding allocated to our customers, and increasing customer disconnections. As a result of actions taken to manage the level of past due receivables, arrears were reduced in 2010 in our electric and gas utilities. Detroit Edison has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense for each year and the $66 million level reflected in base rates. In the June 2010 MPSC rate order, the base amount of MichCon’s uncollectible expense tracking mechanism was increased prospectively from $37 million to $70 million and MichCon’s portion of recovery or refund of the expenses above or below the base amount was modified to 80 percent from 90 percent. The Detroit Edison and MichCon uncollectible tracking mechanisms require annual reconciliation proceedings before the MPSC.
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

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in north Texas. We continue to develop our holdings and to seek opportunities for additional monetization of select properties, when conditions are appropriate. Our acreage covers an area that produces high Btu gas which provides a significant contribution to revenues from the value of natural gas liquids extracted from the gas stream. During this period of low natural gas prices, these natural gas liquids, with prices correlated to crude oil prices, have provided a significant increase to our realized wellhead price. Our drilling efforts this year have and will continue to target liquids rich gas and oil producing locations. We expect total capital investment to remain consistent with 2009 levels. We also continue to evaluate and execute on leasing opportunities to optimize our existing portfolio. We have acquired approximately 14,000 net acres in 2010, bringing our total net acreage position to 69,000 acres, net of impairments and expirations.
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
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2009. The Company estimates Detroit Edison will make capital expenditures of approximately $70 million in 2010 and up to $2.2 billion of additional capital expenditures through 2019 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. Concurrently, the EPA continues to develop a revised rule, a draft of which is expected to be published in the first quarter of 2011, with a final rule scheduled for mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Manufactured Gas Plant (MGP) and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. Gas Utility owns, or previously owned, fifteen such former MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, gas pipelines, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.

Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. However, the Company anticipates the cost deferral and rate recovery mechanism approved by the MPSC for MichCon will prevent environmental costs from having a material adverse impact on the Company’s results of operations.
Landfill— Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.
The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either, to designate coal ash as a “Hazardous Waste” as defined by RCRA or to regulate coal ash as non-hazardous waste under RCRA. However, agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA resulting in the issuance of a Notice of Violation in June of 2007 regarding potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MNRE concerning visible emissions readings that resulted from the Company self reporting to MNRE questionable activities by an employee of a contractor to the Company that was hired to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation. The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company is currently seeking a permit from the Pennsylvania Department of Environmental Protection (PAEDA) to upgrade its wastewater treatment technology to a biological treatment for the coke battery facility located in Pennsylvania. This upgrade is expected to be completed over the next two years to meet future regulatory requirements. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
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
Looking forward, we will focus on several areas that we expect will improve future performance:
•	improving Electric and Gas Utility customer satisfaction;

•	continuing to pursue regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base;

•	optimizing our cost structure across all business segments;

•	managing cash, capital and liquidity to maintain or improve our financial strength; and

•	investing in businesses that integrate our assets and leverage our skills and expertise.
We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.
RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of our segments.
Net income attributable to DTE Energy by segment for the three and nine months ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$165	$149	$343	$306
Gas Utility	(6)	(23)	92	23
Gas Storage and Pipelines	12	13	36	37
Unconventional Gas Production	(4)	(2)	(9)	(6)
Power and Industrial Projects	26	10	66	8
Energy Trading	(12)	6	—	73
Corporate & Other	(18)	(2)	(50)	(29)

Net Income Attributable to DTE Energy	$163	$151	$478	$412

ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison.
Electric Utility results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$1,444	$1,289	$3,798	$3,515
Fuel and Purchased Power	484	400	1,217	1,112

Gross Margin	960	889	2,581	2,403
Operation and Maintenance	325	306	960	928
Depreciation and Amortization	230	222	644	607
Taxes Other Than Income	54	43	180	147
Other Asset (Gains) and Losses, Net	—	—	(1)	—

Operating Income	351	318	798	721
Other (Income) and Deductions	78	75	236	220
Income Tax Provision	108	94	219	195

Net Income Attributable to DTE Energy Company	$165	$149	$343	$306

Operating Income as a Percentage of Operating Revenues	24%	25%	21%	21%
Gross margin increased $71 million in the third quarter of 2010 and $178 million in the nine-month period ended September 30, 2010. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Weather, net of RDM	$50	$50
Restoration and line clearance tracker	29	27
Customer choice, net of CIM	(9)	(17)
2010 rate order, surcharges and other	1	118

Increase in gross margin	$71	$178

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2010	2009	2010	2009
Electric Sales
Residential	5,034	4,107	12,301	10,992
Commercial	4,730	4,806	12,660	13,764
Industrial	2,357	2,562	7,438	7,584
Other	798	799	2,398	2,399

	12,919	12,274	34,797	34,739
Interconnections sales (1)	1,270	1,644	4,031	3,868

Total Electric Sales	14,189	13,918	38,828	38,607

Electric Deliveries
Retail and Wholesale	12,919	12,274	34,797	34,739
Electric Customer Choice, including self generators (2)	1,289	337	3,675	998

Total Electric Sales and Deliveries	14,208	12,611	38,472	35,737

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Power Generated and Purchased

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2010	2009	2010	2009
Power Plant Generation
Fossil	11,224	10,729	30,339	30,424
Nuclear	2,368	2,367	6,656	6,106

	13,592	13,096	36,995	36,530
Purchased Power	1,669	1,753	4,465	4,569

System Output	15,261	14,849	41,460	41,099
Less Line Loss and Internal Use	(1,072)	(931)	(2,632)	(2,492)

Net System Output	14,189	13,918	38,828	38,607

Average Unit Cost ($/MWh)
Generation (1)	$19.81	$18.01	$19.22	$18.07

Purchased Power	$51.07	$35.50	$43.71	$37.07

Overall Average Unit Cost	$23.23	$20.08	$21.85	$20.18

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $19 million in the third quarter of 2010 and $32 million in the nine-month period ended September 30, 2010. The increase for the third quarter is primarily due to higher restoration and line clearance expenses of $28 million and higher energy optimization and renewable energy expenses of $3 million, partially offset by lower generation expenses of $6 million, lower employee benefit-related expenses of $3 million and reduced uncollectible expenses of $3 million. The increase for the nine-month period is primarily due to higher restoration and line clearance expenses of $33 million, higher energy optimization and renewable energy expenses of $16 million, higher legal expenses of $11 million and higher employee benefit-related expenses of $6 million, partially offset by reduced uncollectible expenses of $22 million and lower generation expenses of $14 million.
Taxes other than income were higher by $11 million in the 2010 third quarter and $33 million in the 2010 nine-month period due primarily to a $17 million and $30 million, respectively, reduction in property tax expense in 2009 due to refunds received in partial settlement of appeals of assessments for prior years.
Outlook —We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional issues, such as higher levels of capital spending, volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue an intense focus on our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Gas Utility results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$170	$190	$1,157	$1,253
Cost of Gas	39	69	586	720

Gross Margin	131	121	571	533
Operation and Maintenance	96	99	274	341
Depreciation and Amortization	20	27	68	80
Taxes Other Than Income	12	12	43	38
Other Asset Losses and Reserves, Net	—	—	—	(1)

Operating Income (Loss)	3	(17)	186	75
Other (Income) and Deductions	14	16	44	44
Income Tax Provision (Benefit)	(5)	(10)	50	8

Net Income (Loss) Attributable to DTE Energy Company	$(6)	$(23)	$92	$23

Operating Income as a Percentage of Operating Revenues	2%	(9)%	16%	6%
Gross margin increased $10 million in the third quarter of 2010 and increased $38 million in the nine-month period ended September 30, 2010. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
2010 rate order	$15	$98
Lost and stolen gas	7	13
Midstream transportation and storage revenues	(5)	(11)
Customer conservation	(3)	(9)
Uncollectible tracking mechanism	(9)	(31)
Weather	2	(27)
Other	3	5

Increase in gross margin	$10	$38

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Gas Markets
Gas sales	$96	$121	$887	$1,013
End user transportation	30	24	136	102

	126	145	1,023	1,115
Intermediate transportation	17	16	48	50
Storage and other	27	29	86	88

	$170	$190	$1,157	$1,253

Gas Markets (in Bcf)
Gas sales	8	10	79	96
End user transportation	29	23	101	86

	37	33	180	182
Intermediate transportation	86	104	293	371

	123	137	473	553

Operation and maintenance expense decreased $3 million in the third quarter of 2010 and $67 million in the nine-month period ended September 30, 2010. The decrease for the 2010 three-month period is due primarily to lower uncollectible expenses. The decrease for the nine-month period is primarily due to reduced uncollectible expenses of $38 million and the deferral of $32 million of previously expensed CTA restructuring expenses. See Note 7 of Notes to Consolidated Financial Statements.
Depreciation and amortization expense decreased $7 million and $12 million in the 2010 three-month and nine-month periods due to the March 2010 MPSC order that reduced MichCon’s depreciation rates effective April 1, 2010.
Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Gas Utility. Unfavorable economic trends have resulted in a decrease in the number of customers in our service territory, customer conservation and continued high levels of theft and uncollectible accounts receivable. The MPSC has provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. Looking forward, we face additional issues, such as volatility in gas prices, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, minimize lost and stolen gas, and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
GAS STORAGE AND PIPELINES
Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.
Gas Storage and Pipelines results were consistent with those of the prior periods and are presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$20	$19	$62	$61
Operation and Maintenance	3	3	11	10
Depreciation and Amortization	1	2	4	4
Taxes Other Than Income	—	—	1	2

Operating Income	16	14	46	45
Other (Income) and Deductions	(4)	(6)	(14)	(17)
Income Tax Provision	8	7	23	24

Net Income	12	13	37	38
Noncontrolling Interest	—	—	1	1

Net Income Attributable to DTE Energy Company	$12	$13	$36	$37

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new pipeline and storage investment opportunities.
UNCONVENTIONAL GAS PRODUCTION
Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in northern Texas.
Unconventional Gas Production results were consistent with those of the prior year with the exception of a $4 million higher impairment in the 2010 nine-month period of expired or expiring leasehold positions that the Company does not intend to drill.

Unconventional Gas Production results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$7	$8	$23	$23
Operation and Maintenance	4	4	12	11
Depreciation, Depletion and Amortization	3	4	11	13
Taxes Other Than Income	—	—	1	1
Other Asset (Gains) and Losses, Net	3	2	7	3

Operating Loss	(3)	(2)	(8)	(5)
Other (Income) and Deductions	2	1	5	4
Income Tax Benefit	(1)	(1)	(4)	(3)

Net Loss Attributable to DTE Energy Company	$(4)	$(2)	$(9)	$(6)

Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties when conditions are appropriate. Our strategy for 2010 is to maintain our focus on reducing operating expenses and optimizing production volume. Given the current outlook of low natural gas prices, drilling efforts will continue to target liquids rich gas and oil production. During 2010, we expect total capital investment of $25 million to drill 10 to 15 new wells and continue to acquire select acreage and achieve production of approximately 5 Bcfe of natural gas, compared with 5 Bcfe in 2009.
POWER AND INDUSTRIAL PROJECTS
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity from biomass-fired energy projects.
Power and Industrial Projects results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$303	$157	$846	$450
Operation and Maintenance	256	136	720	417
Depreciation and Amortization	15	10	44	30
Taxes Other Than Income	3	3	10	9
Other Asset (Gains) Losses and Reserves and Impairments, Net	(3)	(1)	(7)	(5)

Operating Income (Loss)	32	9	79	(1)
Other (Income) and Deductions	1	(3)	6	2
Income Taxes
Provision (Benefit)	11	3	28	(4)
Production Tax Credits	(8)	(1)	(24)	(8)

	3	2	4	(12)

Net Income	28	10	69	9
Noncontrolling Interests	2	—	3	1

Net Income Attributable to DTE Energy Company	$26	$10	$66	$8

VIEs — As discussed in Notes 1 and 3 of Notes to the Consolidated Financial Statements, effective January 1, 2010, we adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. The Company re-evaluated prior VIE and primary beneficiary determinations and, as a result, began consolidating five entities. Since these entities were previously accounted for under the equity method, the VIE consolidation had no impact on Net Income Attributable to DTE Energy. As a result of the consolidation of these VIEs, Operating Revenues and Operations and Maintenance expense increased $43 million and $32 million, respectively, for the third quarter of 2010, and $130 million and $98 million, respectively, for the nine-month period ended September 30, 2010.
Operating revenues increased $103 million and $266 million, net of VIE adjustments, in the third quarter and nine-month period ended September 30, 2010 compared to the same periods in 2009. The increase in the third quarter of 2010 is attributed primarily to $53 million of higher coke sales and a $51 million increase in on-site services. The increase in the nine-month period is attributed primarily to $160 million of higher coke sales and a $121 million increase in on-site services, partially offset by a $13 million decrease in coal trading and transportation services.
Operation and maintenance expense increased $88 million and $205 million, net of VIE adjustments, in the third quarter and nine-month period ended September 30, 2010 compared to the same periods in 2009. The increase in the third quarter of 2010 is due primarily to $37 million of higher coke production and a $47 million increase in on-site services. The increase in the nine-month period is due primarily to $98 million of higher coke production and a $118 million increase in on-site services, partially offset by $11 million of lower coal trading and transportation services.
Outlook— We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for the remainder of 2010 and 2011. During 2010, available production was sold at market prices, which exceeded contract pricing. Beginning in 2011, substantially all of the metallurgical coke will be under a long-term contract. We supply on-site energy services to the domestic automotive manufacturers who have also experienced stabilized demand for automobiles. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts.
In 2010, we will capture benefits from production tax credits of approximately $30 million generated from our steel industry fuel projects. The tax credits are available through 2010 with the potential of being extended by Congress for an additional year. In late 2009, we began operating reduced emission fuel facilities located at Detroit Edison owned coal-fired power plants. The facilities reduce NOx, SOx and mercury emissions and qualify for production tax credits when the fuel is sold to an unrelated party through 2019. Therefore, we continue to optimize these facilities by seeking investors for facilities operating at Detroit Edison sites and intend to relocate other facilities to alternative sites which may provide increased production and emission reduction opportunities in 2011 and future years. The Company has entered into an agreement to sell a membership interest in one of these reduced emission fuel facilities that is located at a Detroit Edison site. The sale of the membership interest is subject to the satisfaction of certain conditions.
Environmental and economic trends are creating growth opportunities for renewable power. The increasing number of states with renewable portfolio standards and energy efficiency mandates provides investment opportunity in waste-wood power generation. In addition to the two facilities in operation, we will convert and place into service two additional facilities in 2010 and 2013. We will continue to look for additional investment opportunities for waste-wood renewable power generation and other energy projects at favorable prices.
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
Energy Trading results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2010	2009	2010	2009
Operating Revenues	$258	$306	$661	$638
Fuel, Purchased Power and Gas	258	274	597	464

Gross Margin	—	32	64	174
Operation and Maintenance	13	18	47	53
Depreciation and Amortization	1	1	3	4
Taxes Other Than Income	—	—	2	2

Operating Income (Loss)	(14)	13	12	115
Other (Income) and Deductions	3	3	10	7
Income Tax Provision (Benefit)	(5)	4	2	35

Net Income (Loss) Attributable to DTE Energy Company	$(12)	$6	$—	$73

Gross margin decreased $32 million in the third quarter of 2010 and decreased $110 million in the nine-month period ended September 30, 2010 as compared to the same periods in 2009. The overall decrease in gross margin for the third quarter and nine-month period ended September 30, 2010 was the result of lower economic performance, lower commodity prices, and lower volatility in the markets we participate in relative to the same periods in 2009, coupled with the absence of prior year timing-related gains. We experienced timing-related volatility based on market movement related to derivative contracts. The third quarter 2010 decrease represents a $25 million decrease in unrealized margins and a $7 million decrease in realized margins. The $25 million decrease in unrealized margins is due to $45 million of unfavorable results, primarily in our power trading and power transmission strategies, offset by $20 million of favorable results, primarily in our gas full requirements strategy. The $7 million decrease in realized margins is due to $13 million of unfavorable results, primarily in our gas trading strategy, offset by $6 million of favorable results, primarily in our gas storage strategy.
The decrease for the nine-month period represents a $68 million decrease in unrealized margins and $42 million decrease in realized margins. The $68 million decrease in unrealized margins is due to $83 million of unfavorable results, primarily in our power transmission, power full requirements, gas transportation and gas trading strategies, offset by $15 million of favorable results, primarily in our gas full requirements strategy. The $42 million decrease in realized margins is due to $77 million of unfavorable results, primarily in our power trading, gas trading and gas transportation strategies, offset by $35 million of favorable results, primarily in our power full requirements, power origination and gas storage strategies.
Income tax provision decreased $9 million for the third quarter and $33 million for the nine-month period ended September 30, 2010. This decrease is due to a decrease in income taxes attributable to lower pretax income for both the third quarter and nine-month period ended September 30, 2010. For the nine-month period ended September 30, 2010, this decrease was partially offset by $7 million of favorable tax-related adjustments in 2009 resulting from the settlement of federal income tax audits.
Outlook — In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by volatility or the lack thereof in commodity prices in the markets we participate in and the uncertainty of regulatory changes associated with financial reform. We continue to maintain our overall strategy and risk profile in this segment.
The Energy Trading portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power transmission and generation capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities which may include the management of associated storage and transportation contracts on the customers’ behalf. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas proprietary gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the “Fair Value” section that follows.
CORPORATE & OTHER
Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.
The net loss for the third quarter of 2010 and nine-month period ended September 30, 2010 increased by $16 million and $21 million, respectively. The increases were due primarily to an increase in state and local taxes, lower interest income and other tax-related adjustments resulting from the recognition of tax benefits from the settlement of tax audits in 2009.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
We use cash to maintain and expand our electric and gas utilities, grow our non-utility businesses, to retire and pay interest on long-term debt and to pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2010, we expect that cash from operations will be lower due primarily to working capital requirements. We anticipate base level capital investments and expenditures for existing businesses in 2010 of up to $1.3 billion. We expect over $2.2 billion of future environmental capital expenditures through 2019 to satisfy both existing and proposed new requirements. The capital needs of our utilities will also increase due primarily to renewable and energy optimization related expenditures. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$483	$414
Depreciation, depletion and amortization	775	738
Deferred income taxes	173	141
Other assets (gains), losses and reserves, net	5	4
Working capital and other	73	377

	1,509	1,674

Investing activities:
Plant and equipment expenditures — utility	(743)	(772)
Plant and equipment expenditures — non-utility	(75)	(47)
Proceeds from sale of other assets, net	28	35
Restricted cash and other investments	(44)	(11)

	(834)	(795)

Financing activities:

	Nine Months Ended
	September 30
(in Millions)	2010	2009
Issuance of long-term debt	595	363
Redemption of long-term debt	(660)	(420)
Short-term borrowings, net	(307)	(539)
Issuance of common stock	26	27
Dividends on common stock and other	(297)	(313)

	(643)	(882)

Net Increase (Decrease) in Cash and Cash Equivalents	$32	$(3)

Cash from Operating Activities
A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Cash from operations in the nine months ended September 30, 2010 decreased $165 million from the comparable 2009 period primarily due to lower cash provided by working capital items in 2010. See Note 15 of the Notes to Consolidated Financial Statements.
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
Net cash used for investing activities increased in the nine months ended September 30, 2010 by $39 million primarily due to the investment in Millennium Pipeline Project. See Note 12 of the Notes to Consolidated Financial Statements.
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
Net cash used for financing activities decreased $239 million during the nine months ended September 30, 2010 due to decreased payments for short-term borrowings. Increases in issuances of long-term debt were offset by increased long-term debt redemptions.

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
We may be impacted by the delayed collection of underrecoveries of our PSCR and GCR costs and the impact of the UETM on electric and gas accounts receivable as a result of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.
In August 2010, DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon, entered into amended and restated two-year $1 billion unsecured revolving credit agreements and new three-year $800 million unsecured revolving credit agreements with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. DTE Energy has approximately $1.7 billion of available liquidity at September 30, 2010.
We have approximately $900 million in long-term debt maturing in the next twelve months. DTE Energy has $600 million of unsecured debt maturing in June 2011 which is expected to be funded through a combination of internally generated funds and the issuance of debt and/or equity. Substantially all of the remaining debt maturities relate to Securitization and other Detroit Edison issues. The principal amount of the Securitization debt is funded through a surcharge payable by Detroit Edison’s electric customers.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act (HCERA) were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. We are currently assessing other impacts the legislation may have on our active and retiree healthcare costs. We contributed $200 million to our pension plans during the nine months ended September 30, 2010, including a DTE Energy stock contribution of $100 million in March 2010. We expect to contribute $155 million to our postretirement medical and life insurance benefit plans during 2010. We contributed $25 million to our postretirement medical and life insurance benefit plans during the nine months ended September 30, 2010. As a result of the continued downward trend in long-term interest rates, we expect our 2011 pension and other postretirement benefit costs to increase as compared to 2010. See Note 13 of the Notes to Consolidated Financial Statements.
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
Detroit Edison filed a rate case on October 29, 2010 that requests an increase in base rates that is required to recover higher costs associated with environmental compliance, operation and maintenance of the Company’s electric distribution system and generation plants, inflation, the capital costs of plant additions, the reduction in territory sales, the impact from the expiration of certain wholesale for resale contracts and the increased migration of customers to the electric Customer Choice program. See Note 7 of the Notes to Consolidated Financial Statements.
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
In March 2010, the PPACA and the HCERA were enacted into law (collectively, the “Act”). A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. This change in tax law required a remeasurement of the deferred tax asset related to the Other Postretirement Benefit Obligation (OPEB) and the deferred tax liability related to the OPEB Regulatory Asset. Income tax accounting rules require the impact of a change in tax law be recognized in continuing operations in the Consolidated Statements of Operations in the period that the tax law change is enacted. However, regulated businesses may defer changes in tax law if allowed by regulators. The MPSC’s historical practice has been to recognize both the expense and working capital impacts for OPEB costs. In addition, the current and deferred tax effects related to OPEB costs have been recognized consistently. The effects of the subsidy have been reflected through lower tax expense included in rates. We believe we have reasonable assurance that the impacts related to the enactment of the Act are recoverable through rates in future periods. Therefore, the amounts related to Detroit Edison of $18 million and MichCon of $4 million have been deferred as Regulatory Assets. See Note 13 of the Notes to Consolidated Financial Statements.
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
The following tables provide details on changes in our MTM net asset (or liability) position for the nine months ended September 30, 2010:

(in Millions)	Total
MTM at December 31, 2009	$(93)

Reclassify to realized upon settlement	47
Changes in fair value recorded to income	85

Amounts recorded to unrealized income	132
Changes in fair value recorded in regulatory liabilities	3
Amounts recorded in other comprehensive income pre-tax	1
Change in collateral held by (for) others	(51)
Option premiums paid and other	(28)

MTM at September 30, 2010	$(36)

The table below shows the maturity of our MTM positions:

				2013
(in Millions)				And	Total Fair
Source of Fair Value	2010	2011	2012	Beyond	Value
Level 1	$20	$6	$(22)	$22	$26
Level 2	(10)	(129)	(60)	(31)	(230)
Level 3	(4)	95	38	4	133

Total MTM before netting adjustments	$6	$(28)	$(44)	$(5)	$(71)

Collateral adjustments					$35

Total MTM at September 30, 2010					$(36)

Part I — Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Price Risk
We have commodity price risk in both utility and non-utility businesses arising from market price fluctuations.
Our Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, we do not bear significant exposure to earnings risk as commodity costs are included in the PSCR and GCR mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales revenue and uncollectible expenses at the Gas Utility. Gas Utility manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. We have tracking mechanisms to mitigate a portion of losses related to uncollectible accounts receivable at MichCon and Detroit Edison. We are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
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
Credit Risk
Bankruptcies
We purchase and sell electricity, gas, coal, coke and other energy products from and to numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of our customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We regularly review contingent matters relating to these customers and our purchase and sale contracts and record provisions for amounts considered at risk of probable loss. We believe our accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on our consolidated financial statements.
Other
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internally generated credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of September 30, 2010:

	Credit Exposure
	Before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade(1)
A- and Greater	$207	$(14)	$193
BBB+ and BBB	271	—	271
BBB-	48	—	48

Total Investment Grade	526	(14)	512

Non-investment grade(2)	3	—	3
Internally Rated — investment grade(3)	122	(10)	112
Internally Rated — non-investment grade(4)	9	—	9

Total	$660	$(24)	$636

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 39 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than 1 percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 13 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 1 percent of the total gross credit exposure.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2010, we had a floating rate debt-to-total debt ratio of less than one percent (excluding securitized debt).

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
Summary of Sensitivity Analysis
We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2010 and September 30, 2009 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of September 30, 2010 and September 30, 2009:

	Assuming a		Assuming a
	10% Increase in Rates		10% Decrease in Rates
(in Millions)	As of September 30,		As of September 30,
Activity	2010	2009	2010	2009	Change in the Fair Value of
Coal Contracts	$—	$2	$—	$(1)	Commodity contracts
Gas Contracts	(6)	(8)	6	9	Commodity contracts
Oil Contracts	1	2	(1)	(1)	Commodity contracts
Power Contracts	(5)	(4)	7	4	Commodity contracts
Interest Rate Risk	(294)	(295)	315	317	Long-term debt
Foreign Currency Exchange Risk	6	3	7	(3)	Forward contracts
Discount Rates	—	1	—	(1)	Commodity contracts
For further discussion of market risk, see Note 5 of the Notes to Consolidated Financial Statements.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended September 30, 2010:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased (1)	Per Share	or Programs	Programs
07/01/10 – 07/31/10	—	$—	—	—
08/01/10 – 08/31/10	35,000	46.40	—	—
09/01/10 – 09/30/10	44,000	47.89	—	—

Total	79,000		—	—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

Item 6. — Exhibits

Exhibit
Number	Description

Exhibits filed herewith:

31-61	Chief Executive Officer Section 302 Form 10-Q Certification

31-62	Chief Financial Officer Section 302 Form 10-Q Certification
Exhibits incorporated herein by reference:
4-258 Form of Amended and Restated DTE Energy Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Capital, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K filed on August 26, 2010).
4-259 Form of Amended and Restated MichCon Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, Citibank N.A. and Bank of America N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K filed on August 26, 2010).
4-260 Form of DTE Energy Three-Year Credit Agreement, dated as of August 20, 2010, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Capital, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.3 to Form 8-K filed on August 26, 2010).
4-261 Form of MichCon Three-Year Credit Agreement, dated as of August 20, 2010, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, Citibank N.A. and Bank of America N.A., as Co-Syndication Agents (Exhibit 10.4 to Form 8-K filed on August 26, 2010).
4-262 Form of Amended and Restated Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Detroit Edison Form 8-K filed on August 26, 2010).
4-263 Form of Detroit Edison Three-Year Credit Agreement, dated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.2 to Detroit Edison Form 8-K filed on August 26, 2010).
4-264 Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-269 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)
4-265 Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-270 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)
4-266 Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company,

N.A. as successor trustee (Exhibit 4-271 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)
4-267 Thirty-Second Supplemental Indenture, dated as of September 1, 2010, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-272 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series A 4.89% Senior Notes due 2020)
Exhibits furnished herewith:

32-61	Chief Executive Officer Section 906 Form 10-Q Certification

32-62	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date: October 29, 2010	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer