Form 10-K
period 2010-12-31
DTE ENERGY CO
filed 2011-02-18
CIK 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2010, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $7.8 billion (based on the New York Stock Exchange closing price on such date). There were 169,443,420 shares of common stock outstanding at January 31, 2011.

Certain information in DTE Energy Company’s definitive Proxy Statement for its 2011 Annual Meeting of Common Shareholders to be held May 5, 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the Registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

DTE Energy Company

 Annual Report on Form 10-K
Year Ended December 31, 2010

		Page

Definitions		1
Forward-Looking Statements		3
PART I
Items 1., 1A., 1B. & 2.	Business, Risk Factors, Unresolved Staff Comments and Properties	5
Item 3.	Legal Proceedings	25
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion And Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A.	Controls and Procedures	135
Item 9B.	Other Information	135

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	135
Item 11.	Executive Compensation	135
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135
Item 13.	Certain Relationships and Related Transactions, and Director Independence	135
Item 14.	Principal Accountant Fees and Services	135

PART IV
Item 15.	Exhibits and Financial Statement Schedules	135
Signatures		147
EX-3.1
EX-12.46
EX-21.6
EX-23.23
EX-23.24
EX-31.63
EX-31.64
EX-32.63
EX-32.64
EX-99.54
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Company	DTE Energy Company and any subsidiary companies

CIM	A Choice Incentive Mechanism authorized by the MPSC that allows Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows MichCon to recover through rates its natural gas costs.

HCERA	Health Care and Education Reconciliation Act of 2010

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MDNRE	Michigan Department of Natural Resources and Environment

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	United States Nuclear Regulatory Commission

PPACA	Patient Protection and Affordable Care Act of 2010

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

Proved reserves	Estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity and natural gas.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

Unconventional Gas	Includes those gas and oil deposits that originated and are stored in coal bed, tight sandstone and shale formations.

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil.

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	economic conditions resulting in changes in demand, customer conservation and increased thefts of electricity and gas;

•	changes in the economic and financial viability of our customers, suppliers, and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	economic climate and population changes in the geographic areas where we do business;

•	high levels of uncollectible accounts receivable;

•	access to capital markets and capital market conditions and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements that include or could include carbon and more stringent emission controls, a renewable portfolio standard, energy efficiency mandates, a carbon tax or cap and trade structure and ash landfill regulations;

•	nuclear regulations and operations associated with nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	the uncertainties of successful exploration of gas shale resources and challenges in estimating gas reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.

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

Our other segments are involved in 1) natural gas storage and pipelines; 2) unconventional gas and oil project development and production; 3) power and industrial projects; and 4) energy marketing and trading operations.

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

Electric Utility

•	The Company’s Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million residential, commercial and industrial customers in southeastern Michigan.

Gas Utility

•	The Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, gathering, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.

Non-Utility Operations

•	Gas Storage and Pipelines consists of natural gas storage and pipelines businesses.

•	Unconventional Gas Production is engaged in unconventional gas and oil project development and production.

•	Power and Industrial Projects is comprised of coke batteries and pulverized coal projects, reduced emission fuel and steel industry fuel-related projects, on-site energy services, renewable power generation, landfill gas recovery and coal transportation, marketing and trading.

•	Energy Trading consists of energy marketing and trading operations.

Corporate & Other, includes various holding company activities, holds certain non-utility debt and energy-related investments.

Refer to our Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.

ELECTRIC UTILITY

Description

Our Electric Utility segment consists of Detroit Edison. Our generating plants are regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDNRE. Electricity is generated from our several fossil plants, a hydroelectric pumped storage plant and a nuclear plant, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, principally throughout southeastern Michigan.

Revenue by Service

	2010	2009	2008
	(In millions)

Residential	$2,052	$1,820	$1,726
Commercial	1,629	1,702	1,753
Industrial	688	730	894
Other	479	299	289

Subtotal	4,848	4,551	4,662
Interconnection sales(1)	145	163	212

Total Revenue	$4,993	$4,714	$4,874

(1)	Represents power that is not distributed by Detroit Edison.

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

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for a total purchase of approximately 30 million tons of low-sulfur western coal to be delivered from 2011 through 2013 and approximately 5 million tons of Appalachian coal to be delivered from 2011 through 2012. All of these contracts have pricing schedules. We have approximately 98% of our 2011 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western rail requirements under contract for the next five years. All of our eastern coal rail requirements are under contract through 2012 and approximately 50% of this requirement is under contract in 2013. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.

Detroit Edison participates in the energy market through MISO. We offer our generation in the market on a day-ahead, real-time and FTR basis and bid for power in the market to serve our load. We are a net purchaser of power that supplements our generation capability to meet customer demand during peak cycles.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. Detroit Edison has approximately 251 MW of renewable energy under contract at December 31, 2010 representing approximately 4% of electricity sold to retail customers. Approximately 40 MW is in commercial operation at December 31, 2010 with an additional 211 MW expected in commercial operation in 2011 or early 2012.

Properties

Detroit Edison owns generating plants and facilities that are located in the State of Michigan. Substantially all of our property is subject to the lien of a mortgage.

Generating plants owned and in service as of December 31, 2010 are as follows:

		Summer Net
	Location by	Rated
	Michigan	Capability(1)
Plant Name	County	(MW)	(%)	Year in Service

Fossil-fueled Steam-Electric
Belle River(2)	St. Clair	1,044	9.5	1984 and 1985
Conners Creek	Wayne	239	2.1	1951
Greenwood	St. Clair	785	7.1	1979
Harbor Beach	Huron	94	0.9	1968
Marysville	St. Clair	84	0.8	1943 and 1947
Monroe(3)	Monroe	3,027	27.6	1971, 1973 and 1974
River Rouge	Wayne	523	4.8	1957 and 1958
St. Clair(4)	St. Clair	1,368	12.5	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	698	6.4	1949 and 1968

		7,862	71.7
Oil or Gas-fueled Peaking Units	Various	1,101	10.0	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2(5)	Monroe	1,087	9.9	1988
Hydroelectric Pumped Storage Ludington(6)	Mason	917	8.4	1973

		10,967	100.0

(1)	Summer net rated capabilities of generating plants in service are based on periodic load tests and are changed depending on operating experience, the physical condition of units, environmental control limitations and customer requirements for steam, which otherwise would be used for electric generation.

(2)	The Belle River capability represents Detroit Edison’s entitlement to 81% of the capacity and energy of the plant. See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

(3)	The Monroe power plant provided 38% of Detroit Edison’s total 2010 power generation.

(4)	Excludes one oil-fueled unit (250 MW) in cold standby status.

(5)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(6)	Represents Detroit Edison’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 8 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

Detroit Edison owns and operates 674 distribution substations with a capacity of approximately 33,585,000 kilovolt-amperes (kVA) and approximately 412,100 line transformers with a capacity of approximately 23,849,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2010:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground

4.8 kV to 13.2 kV	28,345	13,916
24 kV	181	696
40 kV	2,278	381
120 kV	54	13

	30,858	15,006

There are numerous interconnections that allow the interchange of electricity between Detroit Edison and electricity providers external to our service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.

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

Strategy and Competition

We strive to be the preferred supplier of electrical generation in southeast Michigan. We can accomplish this goal by working with our customers, communities and regulatory agencies to be a reliable, low-cost supplier of electricity. To ensure generation and network reliability we continue to make capital investments in our generating plants and distribution system, which will improve plant availability, operating efficiencies and environmental compliance in areas that have a positive impact on reliability with the goal of high customer satisfaction.

Our distribution operations focus on improving reliability, restoration time and the quality of customer service. We seek to lower our operating costs by improving operating efficiencies. Revenues from year to year will vary due to weather conditions, economic factors, regulatory events and other risk factors as discussed in the “Risk Factors” in Item 1A. of this Report. We are minimizing the impacts of changes in average customer usage through regulatory mechanisms which decouple our revenue levels from sales volumes.

The electric Customer Choice program in Michigan allows all of our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2010 and 3% of retail sales in 2009 and 2008. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers whose MPSC-authorized full service rates exceed their cost of service. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are adjusting the pricing disparity over five years and have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance. In addition, we have a Choice Incentive Mechanism, which is an over/under recovery mechanism that measures non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full service customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers. We expect that in 2011 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.

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

Revenue by Service

	2010	2009	2008
	(In millions)

Gas sales	$1,281	$1,443	$1,824
End user transportation	185	144	143
Intermediate transportation	69	69	73
Storage and other	113	132	112

Total Revenue	$1,648	$1,788	$2,152

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•	End user transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our Customer Choice program. End user transportation customers purchase natural gas directly from producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•	Intermediate transportation — Gas delivery service is provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers utilize our gathering and high-pressure transportation system to transport the gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Storage and other — Includes revenues from gas storage, appliance maintenance, facility development and other energy-related services.

Our gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of our business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and we typically realize substantially reduced revenues and earnings in the second quarter and losses in the third quarter. We are minimizing the impacts of changes in average customer usage through regulatory mechanisms which decouple our revenue levels from sales volumes.

Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on our Gas Utility segment.

Natural Gas Supply

Our gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 65% of the volume coming from underground storage for 2010. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

We purchase natural gas supplies in the open market by contracting with producers and marketers, and we maintain a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify our natural gas supply base. We obtain our natural gas supply from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC approved fixed price supplies with varying terms and volumes through 2014.

We are directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent and Canadian regions. Our primary long-term transportation supply contracts are as follows:

	Availability	Contract
	(MMcf/d)	Expiration

Vector Pipeline L.P.	50	2012
Great Lakes Gas Transmission L.P.	80	2013
Viking Gas Transmission Company	51	2013
ANR Pipeline Company	195	2017
Panhandle Eastern Pipeline Company	75	2029

Properties

We own distribution, storage and transportation properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,036,000 service lines and approximately 1,319,000 active meters. We own approximately 2,000 miles of transportation lines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.

We own properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 134 Bcf. These facilities are important in providing reliable and cost-effective service to our customers. In addition, we sell storage services to third parties. Most of our distribution and transportation property is located on property owned by others and used by us through easements, permits or licenses. Substantially all of our property is subject to the lien of a mortgage.

We own 602 miles of transportation and gathering (non-utility) pipelines in the northern lower peninsula of Michigan. We lease a portion of our pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of the Report.

Regulation

MichCon’s business is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters. MichCon’s MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. MichCon operates natural gas storage and transportation facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate storage and transportation services pursuant to an MPSC-approved tariff.

MichCon also provides interstate storage and transportation services in accordance with an Operating Statement on file with the FERC. The FERC’s jurisdiction is limited and extends to the rates, non-discriminatory requirements and terms and conditions applicable to storage and transportation provided by MichCon in interstate markets. FERC granted MichCon authority to provide storage and related services in interstate commerce at market-based rates. MichCon provides transportation services in interstate commerce at cost-based rates approved by the MPSC and filed with the FERC.

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

Strategy and Competition

Our strategy is to be the preferred provider of natural gas in Michigan. We expect future sales volumes to decline as a result of economic conditions, a decrease in the number of customers, reduced natural gas usage by customers due to more efficient furnaces and appliances, and an increased emphasis on conservation of energy usage. We are minimizing the impacts of changes in average customer usage through regulatory mechanisms which decouple our revenue levels from sales volumes. We continue to provide energy-related services that capitalize on our expertise, capabilities and efficient systems. We continue to focus on lowering our operating costs by improving operating efficiencies.

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

Our extensive transportation pipeline system has enabled us to market 400 to 500 Bcf annually for intermediate storage and transportation services for Michigan gas producers, marketers, distribution companies and other pipeline companies. We operate in a central geographic location with connections to major Midwestern interstate pipelines that extend throughout the Midwest, eastern United States and eastern Canada.

MichCon’s storage capacity is used to store natural gas for delivery to MichCon’s customers as well as sold to third parties, under a variety of arrangements for periods up to three years. Prices for storage arrangements for shorter periods are generally higher, but more volatile than for longer periods. Prices are influenced primarily by market conditions and natural gas pricing.

GAS STORAGE AND PIPELINES

Description

Gas Storage and Pipelines owns partnership interests in two interstate transmission pipelines and two natural gas storage fields. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts. We have a partnership interest in Vector Pipeline (Vector), an interstate transportation pipeline, which connects Michigan to Chicago and Ontario. We also hold partnership interests in Millennium Pipeline Company which indirectly connects southern New York State to Upper Midwest/Canadian supply, while providing transportation service into the New York City markets. We have storage assets in Michigan capable of storing up to 90 Bcf in natural gas storage fields located in Southeast Michigan. The Washington 10 and 28 storage facilities are high deliverability storage fields having bi-directional interconnections with Vector Pipeline and MichCon, providing our customers access to the Chicago, Michigan, other Midwest and Ontario markets. Our customers include various utilities, pipelines, and producers and marketers.

Properties

The Gas Storage and Pipelines business holds the following property:

Property
Classification	% Owned	Description	Location

Pipelines
Vector Pipeline	40%	348-mile pipeline with 1,300 MMcf per day capacity	IL, IN, MI & Ontario
Millennium Pipeline	26%	182-mile pipeline with 525 MMcf per day capacity	New York
Storage
Washington 10 (includes
Shelby 2 Storage)	100%	74 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI

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

UNCONVENTIONAL GAS PRODUCTION

Description

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in north Texas. Our acreage covers an area that produces high Btu gas which provides a significant contribution to revenues from the value of natural gas liquids extracted from the gas stream. During this period of low natural gas prices, these natural gas liquids, with prices correlated to crude oil prices, have provided a significant increase to our realized wellhead price. Our drilling efforts this year have and will continue to target liquids rich gas and oil producing locations. Total capital investment of $26 million and production of 5 Bcfe remained consistent with 2009. We executed on leasing opportunities to optimize our existing portfolio by acquiring acreage at attractive prices in 2010, bringing our total net acreage position to 70,246 acres, net of impairments and expirations.

Properties and Other

The following information pertains to our interests in the Barnett shale as of December 31:

	2010	2009	2008

Producing Wells(1)(2)(3)	194	174	162
Developed Lease Acreage(1)(3)(4)	15,928	14,968	14,248
Undeveloped Lease Acreage(1)(3)(5)	54,318	48,399	46,187
Production Volume (Bcfe)	4.8	5.0	5.0
Proved Reserves (Bcfe)(6)	201	234	167
Capital Expenditures (in millions)(3)	$26	$26	$100
Future Undiscounted Cash Flows (in millions)(7)	$478	$392	$324
Average Gas Price, excluding hedge contracts (per Mcf)	$5.99	$4.34	$8.69
Average Oil Price, excluding hedge contracts (per Barrel)	$76.41	$58.47	$90.27

(1)	Excludes the interest of others.

(2)	Producing wells are the number of wells that are found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

(3)	Excludes sold and impaired properties.

(4)	Developed lease acreage is the number of acres that are allocated or assignable to productive wells or wells capable of production.

(5)	Undeveloped lease acreage is the number of acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

(6)	The decrease in proved reserves in 2010 is primarily due to removal of reserves that exceeded the five-year development limit for the Proved Undeveloped classification, and other revisions to estimates. The increases in proved reserves in 2009 are primarily due to a definitional change in the disclosure rule issued by the SEC and technological improvements.

(7)	Represents the standardized measure of undiscounted future net cash flows utilizing extensive estimates. The estimated future net cash flow computations should not be considered to represent our estimate of the expected revenues or the current value of existing proved reserves and do not include the impact of hedge contracts.

Strategy and Competition

Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties when conditions are appropriate. Our strategy for 2011 is to maintain our focus on reducing operating expenses and optimizing production volume. Given the current outlook of low natural gas prices, drilling efforts will continue to target liquids rich gas and oil production. During 2011, we expect total capital investment of $25 million to drill approximately 20 new wells and continue to acquire select acreage and achieve production of approximately 6 Bcfe of natural gas, compared with 5 Bcfe in 2010.

We manage and operate our properties to maximize returns on investment and increase earnings. We expect to continue acquiring additional acreage at attractive prices providing opportunities to create value at low cost. We will target properties with liquids rich gas and oil potential and our drilling efforts will continue to be focused on these areas. Due to increased activity in other shale plays throughout the country, the availability of service providers has decreased somewhat. However, we do not expect this to have a significant impact on our drilling plans or operations, since most oilfield services have been secured for the next 12 months.

From time to time, we may use financial derivative contracts to manage a portion of our exposure to changes in the price of natural gas and oil on our forecasted sales volume. At December 31, 2010, we had no long-term fixed price contracts relating to natural gas and had the following financial contracts in place with our Energy Trading affiliate related to our projected oil production:

2011

Oil Volume (in MBbl)	72
Price (in Bbl)	$93.28

POWER AND INDUSTRIAL PROJECTS

Description

Power and Industrial Projects is comprised primarily of projects that deliver energy products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity from biomass-fired energy projects. This business segment provides services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries as follows:

Steel, Steel Industry Fuel, and Petroleum Coke:  We produce metallurgical coke from two coke batteries with a capacity of 1.4 million tons per year. We have an investment in a third coke battery with a capacity of 1.2 million tons per year. We are investors in steel industry fuel entities which sell steel industry fuel at three coke battery sites. Steel industry fuels facilities recycle tar decanter sludge, a byproduct of the coking process. Tax credits were generated in 2009 and 2010. The ability to generate tax credits from the steel industry fuel process expired at December 31, 2010. We also provide pulverized coal and petroleum coke to the steel, pulp and paper, and other industries.

Onsite Energy:  We provide power generation, steam production, chilled water production, wastewater treatment and compressed air supply to industrial customers. This business segment provides utility-type services using project assets usually located on or near the customers’ premises in the automotive, airport and other industries.

Wholesale Power and Renewables:  We own and operate three biomass-fired electric generating plants with a capacity of 133 MWs. We own two coal-fired power plants currently undergoing conversions to biomass with expected in-service dates of the fourth quarter of 2011 and the first quarter of 2013. We own one gas-fired peaking electric generating plant. The electric output is sold under long term power purchase agreements. We also develop landfill gas recovery systems that capture the gas and provide local utilities, industry and consumers with an opportunity to use a competitive, renewable source of energy, in addition to providing environmental benefits by reducing greenhouse gas emissions.

Reduced Emission Fuel:  We deliver reduced emission fuel to utilities with coal-fired electric generation power plants. We own and operate five facilities that process raw coal into reduced emission fuel resulting in reductions in Nitrogen Oxide (NO) and Mercury (Hg) emissions. We began generating production tax credits from these facilities beginning in 2009 which will continue through 2019 upon achieving certain criteria, including entering into transactions with unrelated equity partners or third-party customers for the reduced emission fuel. We continue to optimize these facilities by seeking investors for facilities operating at Detroit Edison sites, and intend to relocate other facilities to alternative sites which may provide increased production and emission reduction opportunities in 2011 and future years. In January 2011, the Company entered into an agreement to sell a membership interest in one of these reduced emission fuel facilities that is located at a Detroit Edison site.

Coal Services:  The business provides coal transportation and related services including fuel to our customers with significant energy requirements which include electric utilities, merchant power producers, integrated steel mills and large industrial companies. We specialize in minimizing fuel costs and maximizing reliability of supply for those energy-intensive customers. We own and operate a coal transloading terminal which provides storage and blending for our customers. We also engage in coal marketing which includes the marketing and trading of physical coal and coal financial instruments, and forward contracts for the purchase and sale of emission allowances.

Properties and Other

The following are significant properties operated by the Power and Industrial projects segment:

Facility	Location	Service Type

Steel
Pulverized Coal Operations	MI & MD	Pulverized Coal
Coke Production	MI, PA & IN	Metallurgical Coke Supply/Steel Industry Fuels
Other Investment in Coke Production and Petroleum Coke	IN & MS	Metallurgical Coke Supply/Steel Industry Fuels, and Pulverized Petroleum Coke

On-Site Energy
Automotive	Various sites in	Electric Distribution, Chilled
	MI, IN, OH, NY & PA	Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist and Dust Collectors,
Steam and Chilled Water
Airports	MI & PA	Electricity, Hot and Chilled Water

Wholesale Power & Renewables
Pulp and Paper	AL	Electric Generation and Steam
Power Generation	MI	Electric Peaking
Renewables	CA & WI	Electric Generation
Landfill Gas Recovery	Various U.S. Sites	Electric generation

Other Industries
Reduced Emission Fuel	MI	Reduced Emission Fuel Supply
Coal Terminaling	IL	Coal Terminal and Blending

	2010	2009	2008
	(In millions)

Production Tax Credits Generated (Allocated to DTE Energy)
Coke Battery(1)	$—	$5	$5
Steel Industry Fuels(2)	29	4	—
Power Generation	2	2	2
Landfill Gas Recovery	1	1	—
Reduced Emission Fuel	1	—	—

(1)	Tax laws enabling production tax credits related to two coke battery facilities expired on December 31, 2009.

(2)	IRS regulations enabling the steel industry fuel tax credits expired on December 31, 2010.

Regulation

Certain electric generating facilities within Power and Industrial Projects have market-based rate authority from the FERC to sell power. The facilities are subject to FERC reporting requirements and market behavior rules. Certain Power and Industrial projects are also subject to the applicable laws, rules and regulations related to the Commodity Futures Trading Commission, U.S. Department of Homeland Security and Department of Energy.

Strategy and Competition

Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow our steel; renewable power; on-site energy; coal marketing, storage and blending; landfill gas recovery; and reduced emission fuel businesses. We also will continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for our existing disparate businesses who provide similar products and services.

We anticipate building around our core strengths in the markets where we operate. In determining the markets in which to compete, we examine closely the regulatory and competitive environment, new and pending legislation, the number of competitors and our ability to achieve sustainable margins. We plan to maximize the effectiveness of our inter-related businesses as we expand. As we pursue growth opportunities, our first priority will be to achieve value-added returns.

We intend to focus on the following areas for growth:

•	Monetizing and relocating our reduced emission fuel facilities;

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects which may qualify for tax credits; and

•	Providing operating services to owners of industrial and power plants.

Our Coal Transportation and Marketing business will continue to leverage its existing business in 2011. Trends such as railroad and mining consolidation and the lack of certainty in developing new mines could have an impact on how we compete in the future. Effective January 1, 2011, our existing long-term rail transportation contract, at rates significantly below the current market, expired and we anticipate a decrease in transportation-related revenue of approximately $130 million as a result. We will continue to work with suppliers and the railroads to promote secure and competitive access to coal to meet the energy requirements of our customers.

ENERGY TRADING

Description

Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities which may include the management of associated storage and transportation contracts on the customers’ behalf. Our customer base is predominantly utilities, local distribution companies, pipelines, and other marketing and trading companies. We enter into derivative financial instruments as part of our marketing and hedging activities. These financial instruments are generally accounted for under the mark-to-market method, which results in the recognition in earnings of unrealized gains and losses from changes in the fair value of the derivatives. We utilize forwards, futures, swaps and option contracts to mitigate risk associated with our marketing and trading activity as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.

Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and gas contracts are deemed derivatives; whereas, gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, this segment may experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. The segment’s strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

Regulation

Energy Trading has market-based rate authority from the FERC to sell power and blanket authority from the FERC to sell natural gas at market prices. Energy Trading is subject to FERC reporting requirements and market behavior rules. Energy Trading is also subject to the applicable laws, rules and regulations related to the Commodity Futures Trading Commission, U.S. Department of Homeland Security and Department of Energy.

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

	Electric	Gas	Non-Utility	Total
	(In millions)

Air	$2,100	$—	$—	$2,100
Water	55	—	13	68
MGP sites	4	36	—	40
Other sites	21	1	—	22

Estimated total future expenditures through 2020	$2,180	$37	$13	$2,230

Estimated 2011 expenditures	$239	$11	$3	$253

Estimated 2012 expenditures	$276	$7	$7	$290

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

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. An additional NOV/FOV was received in June 2010 related to a recent project and outage at Unit 2 of the Monroe Power Plant.

On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.

DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

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

Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens Fuel Gas approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

Landfill — Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

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

The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDNRE concerning visible emissions readings that resulted from the Company self reporting to the MDNRE questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation.

The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company received two notices of violation from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

Global Climate Change

Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. Despite passage of a greenhouse gas cap and trade bill by the U.S. House in June 2009, the Senate has been unable to pass a similar climate bill. A greenhouse gas cap and trade program is not expected to be included in energy or climate bills to be considered by the 112th Congress. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. The EPA regulation of greenhouse gases (GHGs) begins in 2011 requiring the best available control technology (BACT) for major sources or modifications to existing major sources that cause significant increases in GHG emissions. The impact of this rule is uncertain until BACT is better defined by the permitting agencies. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

See Notes 12 and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report and Management’s Discussion and Analysis in Item 7 of this Report.

EMPLOYEES

We had approximately 9,800 employees as of December 31, 2010, of which approximately 5,000 were represented by unions. There are several bargaining units for the Company’s represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 3,800 represented employees. The majority of the remaining represented employees are under contracts that expire in June 2011 and August 2012.

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

Regional and national economic conditions can have an unfavorable impact on us.  Our utility and non-utility businesses follow the economic cycles of the customers we serve. Our utilities and certain non-utility businesses provide services to the domestic automotive and steel industries which have undergone considerable financial distress, exacerbating the decline in regional economic conditions. Should national or regional economic conditions further decline, reduced volumes of electricity and gas, and demand for energy services we supply, collections of accounts receivable and potentially higher levels of lost or stolen gas could result in decreased earnings and cash flow.

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

We are subject to rate regulation.  Electric and gas rates for our utilities are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers’ rates. Our regulators also may decide to disallow recovery of certain costs in customers’ rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. The State of Michigan elected a new governor and legislature in November 2010 and we cannot predict whether the resulting changes in political conditions will affect the regulations or interpretations affecting our utilities. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rate increases or require us to incur additional expenses.

We may be required to refund amounts we collect under self-implemented rates.  Michigan law allows our utilities to self-implement base rate changes six months after a rate filing, subject to certain limitations. However, if the final rate case order provides for lower rates than we have self-implemented, we must refund the difference, with interest. We have self-implemented rates in the past and have been ordered to make refunds to customers. Our financial performance may be negatively affected if the MPSC sets lower rates in future rate cases than those we have self-implemented, thereby requiring us to issue refunds. We cannot predict what rates an MPSC order will adopt in future rate cases.

Michigan’s electric Customer Choice program could negatively impact our financial performance.  The electric Customer Choice program, as originally contemplated in Michigan, anticipated an eventual transition to a totally deregulated and competitive environment where customers would be charged market-based rates for their electricity. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. In addition, such regulated electric rates for certain groups of our customers exceed the cost of service to those customers. Due to distorted pricing mechanisms during the initial implementation period of electric Customer Choice, many commercial customers chose alternative electric suppliers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan are phasing out the pricing disparity over five years and have placed a cap on the total potential Customer Choice related migration. However, even with the electric Customer Choice-related relief received in recent Detroit Edison rate orders and the legislated 10 percent cap on participation in the electric Customer Choice program, there continues to be financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.

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

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. In the past, turmoil in credit markets has constrained, and may again in the future constrain, our ability as well as the ability of our subsidiaries to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. We have substantial amounts of credit facilities that expire in 2012 and 2013. We intend to seek to renew the facilities on or before the expiration dates. However, we cannot predict the outcome of these efforts, which could result in a decrease in amounts available and/or an increase in our borrowing costs and negatively impact our financial performance.

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

If our goodwill becomes impaired, we may be required to record a charge to earnings.  We annually review the carrying value of goodwill associated with acquisitions made by the Company for impairment. Factors that may be considered for purposes of this analysis include any change in circumstances indicating that the carrying value of our goodwill may not be recoverable such as a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We cannot predict the timing, strength or duration of any economic slowdown or subsequent recovery, worldwide or in the economy or markets in which we operate; however, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, the Company may take a non-cash impairment charge, which could potentially materially impact our results of operations and financial position.

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

The supply and/or price of energy commodities and/or related services may impact our financial results.  We are dependent on coal for much of our electrical generating capacity. Price fluctuations, fuel supply disruptions and increases in transportation costs could have a negative impact on the amounts we charge our utility customers for electricity and on the profitability of our non-utility businesses. Our access to natural gas supplies is critical to ensure reliability of service for our utility gas customers. We have hedging strategies and regulatory recovery mechanisms in place to mitigate negative fluctuations in commodity supply prices, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. The price of energy also impacts the market for our non-utility businesses that compete with utilities and alternative electric suppliers.

The supply and/or price of other industrial raw and finished inputs and/or related services may impact our financial results.  We are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials and services in order to maintain day-to-day operations and maintenance of our facilities. Price fluctuations or supply interruptions for these commodities and other items could have a negative impact on the amounts we charge our customers for our utility products and on the profitability of our non-utility businesses.

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

Our estimates of gas reserves are subject to change.  While great care is exercised in utilizing historical information and assumptions to develop reasonable estimates of future production and cash flow, we cannot provide absolute assurance that our estimates of our Barnett gas reserves are accurate. We estimate proved gas reserves and the future net cash flows attributable to those reserves. There are numerous uncertainties inherent in estimating quantities of proved gas reserves and cash flows attributable to such reserves, including factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding expenditures for future development and exploration activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development and exploration activities and prices of gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information we used.

Our ability to utilize production tax credits may be limited.  To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. We have generated production tax credits from coke production, landfill gas recovery; biomass fired electric generation, reduced emission fuel, steel industry fuel and gas production operations. All production tax credits taken after 2008 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows.

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

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.

On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.

DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In October 2010, the Company received a Notice of Violation from the MDNRE alleging that the Michigan coke battery facility violated the visible emission readings and quench water sampling requirements under applicable National Emissions Standards for Hazardous Air Pollutants regulations. This Notice of Violation resulted from the Company self reporting to the MDNRE and the EPA questionable activities by an employee of a contractor hired by the Company to perform visible emissions readings and quench water sampling. The information provided by contractor was used by the Company in filing certain reports with the MDNRE and the EPA. The Company has ceased using the contractor for these activities, has retained a new certified contractor to perform the required activities and implemented standard operating procedures designed to prevent a reoccurrence of such a situation. At this time, the Company cannot predict the outcome or financial impact of this issue.

In December 2010, the Company received a Notice of Violation from the Detroit Water and Sewerage Department (DWSD) alleging that effluent discharges from the Michigan coke battery facility violated the City of Detroit Ordinance, the General Pre-Treatment Standards and the terms of a Consent Judgment entered between the Company and the DWSD with respect to the Michigan coke battery facility in March 2009. The Company has settled similar alleged violations with respect to the Michigan coke battery facility with the DWSD in the past. The Company has installed a biological waste water treatment plant at the Michigan coke battery facility in accordance with the Consent Judgement that is designed to meet the effluent limitations and is in the process of optimizing plant performance to minimize any future excursions of the Ordinance and the General Pre-Treatment Standards. The DWSD has demanded payment of $176,000 in penalties in connection with the alleged violations. The Company is actively pursuing a settlement with DWSD, but we cannot predict the outcome or financial impact of this matter.

In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a Notice of Violation/Finding of Violation from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA has also alleged certain violations of the Clean Water Act, but has not issued a notice of violation in connection with these alleged violations. The Company is in the process of negotiating a Consent Order with the EPA to settle these historic air and water issues. The Company will be required to complete ceramic welding repairs to the coke battery facility and to make repairs to the waste water treatment facility at the coke battery facility. The Company will also be required to pay a fine in connection with the settlement of these historic violations. At this time, the Company cannot predict the outcome or financial impact of this settlement or the timing of its resolution.

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

Our common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of our common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends
				Paid
Year	Quarter	High	Low	per Share

2010
	First	$45.93	$41.25	$0.530
	Second	$49.05	$43.00	$0.530
	Third	$49.06	$44.93	$0.560
	Fourth	$47.66	$44.27	$0.560
2009
	First	$37.11	$23.32	$0.530
	Second	$32.43	$27.32	$0.530
	Third	$36.46	$30.59	$0.530
	Fourth	$44.96	$33.75	$0.530

At December 31, 2010, there were 169,428,406 shares of our common stock outstanding. These shares were held by a total of 74,822 shareholders of record.

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

We paid cash dividends on our common stock of $360 million in 2010, $348 million in 2009, and $344 million in 2008. The amount of future dividends will depend on our earnings, cash flows, financial condition and other factors that are periodically reviewed by our Board of Directors. Although there can be no assurances, we anticipate paying dividends for the foreseeable future.

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information on dividend restrictions.

All of our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. See Note 22 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional detail.

See the following table for information as of December 31, 2010.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Plans approved by shareholders	4,827,457	$41.09	2,806,555

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the year ended December 31, 2010:

Number
			of Shares		Maximum Dollar
			Purchased as		Value that May
		Average	Part of Publicly		Yet Be
	Number of	Price	Announced	Average	Purchased Under
	Shares	Paid per	Plans or	Price Paid	the Plans or
	Purchased(1)	Share(1)	Programs	per Share	Programs

01/01/10 — 01/31/10	—	—	—	—	—
02/01/10 — 02/28/10	—	—	—	—	—
03/01/10 — 03/31/10	55,000	$45.07	—	—	—
04/01/10 — 04/30/10	—	—	—	—	—
05/01/10 — 05/31/10	85,000	48.33	—	—	—
06/01/10 — 06/30/10	—	—	—	—	—
07/01/10 — 07/31/10	—	—	—	—	—
08/01/10 — 08/31/10	35,000	46.40	—	—	—
09/01/10 — 09/30/10	44,000	47.89	—	—	—
10/01/10 — 10/31/10	—	—	—	—	—
11/01/10 — 11/30/10	15,000	45.34	—	—	—
12/01/10 — 12/31/10	—	—	—	—	—

Total	234,000		—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Year Ended December 31
Company/Index	2006	2007	2008	2009	2010
DTE Energy Company	17.66	(5.03)	(14.37)	30.08	9.06

S&P 500 Index	15.79	5.49	(37.00)	26.46	15.06

S&P 500 Multi-Utilities Index	16.74	10.86	(24.34)	20.93	11.08

	Indexed Returns
	Year Ended December 31
	Base
	Period
Company/Index	2005	2006	2007	2008	2009	2010
DTE Energy Company	100	117.66	111.74	95.68	124.46	135.73

S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99

S&P 500 Multi-Utilities Index	100	116.74	129.42	97.92	118.41	131.53

Comparison of Cumulative Five Year Total Return

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the accompanying Management’s Discussion and Analysis in Item 7 of this Report and Notes to the Consolidated Financial Statements in Item 8 of this Report.

	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Operating Revenues	$8,557	$8,014	$9,329	$8,475	$8,157

Net Income Attributable to DTE Energy Company
Income from continuing operations(1)	$630	$532	$526	$787	$389
Discontinued operations	—	—	20	184	43
Cumulative effect of accounting changes	—	—	—	—	1

Net Income Attributable to DTE Energy Company	$630	$532	$546	$971	$433

Diluted Earnings Per Common Share
Income from continuing operations	$3.74	$3.24	$3.22	$4.61	$2.18
Discontinued operations	—	—	.12	1.08	.24
Cumulative effect of accounting changes	—	—	—	—	.01

Diluted Earnings Per Common Share	$3.74	$3.24	$3.34	$5.69	$2.43

Financial Information
Dividends declared per share of common stock	$2.18	$2.12	$2.12	$2.12	$2.075
Total assets	$24,896	$24,195	$24,590	$23,742	$23,785
Long-term debt, including capital leases	$7,089	$7,370	$7,741	$6,971	$7,474
Shareholders’ equity	$6,722	$6,278	$5,995	$5,853	$5,849

(1)	2007 amounts include $580 million after-tax gain on the Antrim sale transaction and $210 million after-tax losses on hedge contracts associated with the Antrim sale. 2008 amounts include $80 million after-tax gain on the sale of a portion of the Barnett shale properties. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

DTE Energy is a diversified energy company with 2010 operating revenues in excess of $8 billion and approximately $25 billion in assets. We are the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout southeastern Michigan. We operate four energy-related non-utility segments with operations throughout the United States.

The following table summarizes our financial results:

	2010	2009	2008
	(In millions, except per share amounts)

Net income attributable to DTE Energy Company	$630	$532	$546
Diluted earnings per common share	$3.74	$3.24	$3.34

The increase in 2010 Net income attributable to DTE Energy as compared to 2009 was primarily due to improved results in the Electric and Gas Utilities and in the Power and Industrial Projects segment, partially offset by lower earnings in Energy Trading. The decrease in Net income attributable to DTE Energy in 2009 from 2008 was primarily due to an $80 million after-tax gain recorded in the Unconventional Gas Production segment on the 2008 sale of a portion of Barnett shale properties, partially offset by higher earnings in the Electric Utility and Energy Trading segments.

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

Detroit Edison has experienced decreased electric sales in 2010 driven primarily by a decrease in commercial sales, partially offset by higher residential and industrial sales. Commercial sales continue to be lower due primarily to customers participating in the electric Customer Choice program. The residential sales increase is a result of warmer summer weather. Industrial sales are higher due to increased demand from customers in the automotive and steel industries and their related suppliers and other ancillary businesses. The impact of customers participating in the electric Customer Choice program is mitigated by the CIM, an over/under recovery mechanism which measures non-fuel revenues that are lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full service customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers. MichCon’s sales were lower due primarily to a decrease in the number of customers, reduced natural gas usage by customers due to economic conditions and an increased emphasis on conservation of energy usage.

We have RDMs in place at both utilities. The RDMs are designed to minimize the impact on revenues of changes in average customer usage of electricity and natural gas. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot electric RDM effective February 1, 2010. The electric RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The June 2010 MPSC order in MichCon’s 2009 rate case provided for, among other items, the implementation of a pilot gas RDM effective July 1, 2010. The gas RDM enables MichCon to recover or refund the change in revenue resulting from the difference in weather-adjusted average sales per customer compared to the base average sales per customer established in the MPSC order. The RDMs for Detroit Edison and MichCon address changes in customer usage due to general economic conditions and conservation, but do not shield the utilities from the impacts of lost customers. In addition, the pilot electric RDM materially shields Detroit Edison from the impact of weather on customer usage. The pilot gas RDM does not shield MichCon from the impact of weather on customer usage. The electric and gas RDMs are subject to review by the MPSC after the initial one-year pilot programs.

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

	2010	2009	2008
	(In millions)

Uncollectible Expense
Detroit Edison	$58	$78	$87
MichCon	58	93	126

	$116	$171	$213

We are continuing our efforts to identify opportunities to improve cash flow at our utility operations through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects. We are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength. See the Capital Resources and Liquidity section in this Management’s Discussion and Analysis for further discussion of our liquidity outlook.

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

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in north Texas. Our acreage covers an area that produces high Btu gas which provides a significant contribution to revenues from the value of natural gas liquids extracted from the gas stream. During this period of low natural gas prices, these natural gas liquids, with prices correlated to crude oil prices, have provided a significant increase to our realized wellhead price. Our drilling efforts have and will continue to target liquids rich gas and oil producing locations. We continue to develop our holdings and to seek opportunities for additional monetization of select properties, when conditions are appropriate.

Power and Industrial Projects is comprised primarily of projects that deliver energy and products and services to industrial, commercial and institutional customers; provide coal transportation, marketing and trading services; and sell electricity from biomass-fired energy projects. This business segment provides services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. Renewable energy, environmental and economic trends are creating growth opportunities. The increasing number of states with renewable portfolio standards and energy efficiency mandates provides the opportunity to market the expertise of the Power and Industrial Projects segment in renewable power generation, landfill gas recovery, reduced emission fuel and other related services.

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

2011-2013
(In billions)

Capital Investments
Detroit Edison	$3.4 — 3.8
MichCon	0.5 — 0.6
Non-Utility	0.6 — 0.9

$4.5 — 5.3

Our utility businesses require significant capital investments each year in order to maintain and improve the reliability of their asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. For both Detroit Edison and MichCon we plan to seek regulatory approval in general rate case filings to include these capital expenditures within our regulatory rate base consistent with prior general rate case filing treatment. Detroit Edison is required to implement a 20-year renewable energy plan to address the provisions of Michigan Public Act 295 of 2008, with the goals of delivering cleaner renewable electric generation to its customers, further diversifying Detroit Edison’s and the State of Michigan’s sources of electric supply and addressing the state and national goals of increasing energy independence. Detroit Edison will seek separate regulatory approval and recovery of these renewable capital expenditures within our regulatory rate base through our renewable energy plan filings.

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

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five Detroit Edison power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. An additional NOV/FOV was received in June 2010 related to a recent project and outage at Unit 2 of the Monroe Power Plant.

On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.

DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

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

Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens Fuel Gas approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

Landfill — Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published on June 21, 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either, to designate coal ash as a “Hazardous Waste” as defined by RCRA or to regulate coal ash as non- hazardous waste under RCRA. However, agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA were to designate coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

Non-Utility

The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.

The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDNRE concerning visible emissions readings that resulted from the Company self reporting to MDNRE questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation.

The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company received two notices of violation from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend approximately $0.7 million on the existing waste water treatment system to comply with existing water discharge requirements. The Company may spend an additional $13 million over the next few years to meet future regulatory requirements and gain other operational improvements/savings. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

Global Climate Change

Climate regulation and/or legislation is being proposed and discussed within the U.S. Congress and the EPA. Despite passage of a greenhouse gas cap and trade bill by the U.S. House in June 2009, the Senate has been unable to pass a similar climate bill. A greenhouse gas cap and trade program is not expected to be included in energy or climate bills to be considered by the 112th Congress. Meanwhile, the EPA is beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. The EPA regulation of greenhouse gases (GHGs) begins in 2011 requiring the best available control technology (BACT) for major sources or modifications to existing major sources that cause significant increases in GHG emissions. The impact of this rule is uncertain until BACT is better defined by the permitting agencies. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	2010	2009	2008
	(In millions)

Net Income Attributable to DTE Energy by Segment:
Electric Utility	$441	$376	$331
Gas Utility	127	80	85
Gas Storage and Pipelines	51	49	38
Unconventional Gas Production(1)	(11)	(9)	84
Power and Industrial Projects	85	31	40
Energy Trading	6	75	42
Corporate & Other	(69)	(70)	(94)
Discontinued Operations	—	—	20

Net Income Attributable to DTE Energy Company	$630	$532	$546

(1)	2008 net income of the Unconventional Gas Production segment resulted principally from the gain on the sale of a portion of our Barnett shale properties See Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

ELECTRIC UTILITY

Our Electric Utility segment consists of Detroit Edison.

Electric Utility results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$4,993	$4,714	$4,874
Fuel and Purchased Power	1,580	1,491	1,778

Gross Margin	3,413	3,223	3,096
Operation and Maintenance	1,305	1,277	1,322
Depreciation and Amortization	849	844	743
Taxes Other Than Income	237	205	232
Asset (Gains) Losses, Reserves and Impairments, Net	(6)	(2)	(1)

Operating Income	1,028	899	800
Other (Income) and Deductions	317	295	283
Income Tax Provision	270	228	186

Net Income Attributable to DTE Energy Company	$441	$376	$331

Operating Income as a Percent of Operating Revenues	21%	19%	16%

Gross margin increased $190 million in 2010 and increased $127 million in 2009. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

	2010	2009
	(In millions)

Weather, net of RDM	$84	$(66)
Energy optimization and renewable surcharge/regulatory offset	(10)	54
Securitization bond and tax surcharge rate increase	40	62
2010 rate order, surcharges and other	76	77

Increase in gross margin	$190	$127

	2010	2009	2008
	(In thousands of MWh)

Electric Sales
Residential	15,726	14,625	15,492
Commercial	16,570	18,200	18,920
Industrial	10,195	9,922	13,086
Other	3,210	3,229	3,218

	45,701	45,976	50,716
Interconnection sales(1)	4,876	5,156	3,583

Total Electric Sales	50,577	51,132	54,299

Electric Deliveries
Retail and Wholesale	45,701	45,976	50,716
Electric Customer Choice, including self generators(2)	5,005	1,477	1,457

Total Electric Sales and Deliveries	50,706	47,453	52,173

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

	2010		2009		2008
	(In thousands of MWh)

Power Generated and Purchased
Power Plant Generation
Fossil	39,433	73%	40,595	74%	41,254	71%
Nuclear	7,738	14	7,406	14	9,613	17

	47,171	87	48,001	88	50,867	88
Purchased Power	6,638	13	6,495	12	6,877	12

System Output	53,809	100%	54,496	100%	57,744	100%
Less Line Loss and Internal Use	(3,232)		(3,364)		(3,445)

Net System Output	50,577		51,132		54,299

Average Unit Cost ($/MWh)
Generation(1)	$18.94		$18.20		$17.93

Purchased Power	$42.38		$37.74		$69.50

Overall Average Unit Cost	$21.83		$20.53		$24.07

(1)	Represents fuel costs associated with power plants.

Operation and maintenance expense increased $28 million in 2010 and decreased $45 million in 2009. The increase in 2010 is primarily due to higher restoration and line clearance expenses of $40 million, higher energy optimization and renewable energy expenses of $18 million, higher legal expenses of $15 million, partially offset by reduced uncollectible expenses of $20 million, lower generation expenses of $18 million and lower employee benefit-related expenses of $6 million. The decrease in 2009 was primarily due to $71 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, $14 million of lower employee benefit-related expenses, lower restoration and line clearance expenses of $12 million, $9 million of reduced uncollectible expenses and $6 million of reduced maintenance activities, partially offset by higher pension and health care costs of $54 million and $14 million of energy optimization and renewable energy expenses.

Depreciation and amortization expense increased $5 million in 2010 and $101 million in 2009 due primarily to a higher depreciable base and increased amortization of regulatory assets.

Taxes other than income were higher by $32 million in 2010 due primarily to a $30 million reduction in property tax expense in 2009 due to refunds received in settlement of appeals of assessments for prior years.

Outlook  — We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which financially assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions, weather and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, we face additional challenges, such as higher levels of capital spending, volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, lower levels of wholesale sales due to contract expirations, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our continuous improvement efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS UTILITY

Our Gas Utility segment consists of MichCon and Citizens.

Gas Utility results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$1,648	$1,788	$2,152
Cost of Gas	870	1,057	1,378

Gross Margin	778	731	774
Operation and Maintenance	378	415	464
Depreciation and Amortization	92	107	102
Taxes Other Than Income	55	49	48
Asset (Gains) and Losses, Net	—	(18)	(26)

Operating Income	253	178	186
Other (Income) and Deductions	59	59	60
Income Tax Provision	67	39	41

Net Income Attributable to DTE Energy Company	$127	$80	$85

Operating Income as a Percent of Operating Revenues	15%	10%	9%

Gross margin increased $47 million in 2010 and decreased $43 million in 2009. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

	2010	2009
	(In millions)

2010 self-implementation and rate order	$125	$—
Lost and stolen gas	13	(15)
Midstream transportation and storage revenues	(20)	22
Uncollectible tracking mechanism	(43)	(28)
Lower sales volumes	—	(13)
Weather	(23)	(4)
Other	(5)	(5)

Increase (decrease) in gross margin	$47	$(43)

Gas Markets (in Bcf)
Gas sales	118	137	148
End user transportation	140	124	123

	258	261	271
Intermediate transportation	391	463	438

	649	724	709

Operation and maintenance expense decreased $37 million in 2010 and $49 million in 2009. The decrease in 2010 is primarily due to reduced uncollectible expenses of $35 million and the deferral of $32 million of previously expensed CTA restructuring expenses, partially offset by higher maintenance expenses of $11 million, increased energy optimization expenses of $9 million, higher employee benefit-related expenses of $3 million and expense of $3 million for contributions to the Low Income Energy Efficiency Fund. The decrease in 2009 was primarily due to $33 million of reduced uncollectible expenses, $15 million of lower employee benefit-related expenses, $14 million from continuous improvement initiatives and other cost reductions resulting in lower contract labor and outside services expense, information technology and other staff expenses, partially offset by higher health care expenses of $8 million and $4 million of energy optimization expenses. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this report.

Depreciation and amortization expense decreased $15 million in 2010 due to the March 2010 MPSC order that reduced MichCon’s depreciation rates effective April 1, 2010.

Asset (gains) losses, net decreased $18 million due to 2009 gains on the sale of base gas and the sale of certain gathering and processing assets.

Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Gas Utility. Unfavorable economic trends have resulted in a decrease in the number of customers in our service territory, increased customer conservation and continued high levels of theft and uncollectible accounts receivable. The MPSC has provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. Looking forward, we face additional issues, such as volatility in gas prices, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue an intense focus on our continuous improvement efforts to improve productivity, minimize lost and stolen gas, and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$83	$82	$71
Operation and Maintenance	14	15	12
Depreciation and Amortization	5	5	5
Taxes Other Than Income	2	2	3
Asset (Gains) and Losses, Net	—	—	1

Operating Income	62	60	50
Other (Income) and Deductions	(25)	(23)	(12)
Income Tax Provision	32	33	24

Net Income	55	50	38
Noncontrolling interest	4	1	—

Net Income Attributable to DTE Energy	$51	$49	$38

Net income attributable to DTE Energy increased $2 million and $11 million in 2010 and 2009, respectively. The 2010 increase was driven by higher gas storage revenues and lower project development costs. The 2009 increase was driven by higher operating revenues resulting from increased capacity sold and higher rates from renewing storage contracts related to long-term agreements. In addition, in 2009 we had higher equity earnings from our investments in the Vector and Millennium Pipelines, reflecting a first full year of operations for Millennium.

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new pipeline and storage investment opportunities.

UNCONVENTIONAL GAS PRODUCTION

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production within the Barnett shale in northern Texas. In January 2008, we sold a portion of our Barnett shale properties for gross proceeds of approximately $260 million. We recognized a gain of $128 million ($80 million after-tax) on the sale in 2008.

Unconventional Gas Production results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$32	$31	$48
Operation and Maintenance	16	15	22
Depreciation, Depletion and Amortization	15	16	12
Taxes Other Than Income	2	1	1
Asset (Gains) and Losses, Net	10	6	(120)

Operating Income (Loss)	(11)	(7)	133
Other (Income) and Deductions	6	6	2
Income Tax Provision (Benefit)	(6)	(4)	47

Net Income (Loss) Attributable to DTE Energy Company	$(11)	$(9)	$84

Operating revenues increased $1 million in 2010 as a result of higher commodity prices, and an increase in oil production. The 2009 decrease of $17 million was due to lower commodity prices realized for physical sales as well as a reduction in volumes hedged.

Operation and maintenance expense increased $1 million in 2010 due to more wells on line and increased water handling cost. The decrease of $7 million in 2009 was due to operational efficiencies and lower costs for goods and services due to economic conditions.

Asset (gains) and losses, net increased $4 million in 2010 and decreased $126 million in 2009. The increase in 2010 was due to impairment of unproved leasehold positions that the Company does not intend to drill prior to expiration. The 2009 decrease was due to the gain of $128 million ($80 million after-tax) on the 2008 sale of a portion of our Barnett shale properties and $2 million lower impairment in 2009 of expired or expiring leasehold positions that the Company did not intend to drill at then current commodity prices.

Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties when conditions are appropriate. Our strategy for 2011 is to maintain our focus on reducing operating expenses and optimizing production volume. Given the current outlook of low natural gas prices, drilling efforts will continue to target liquids rich gas and oil production. During 2011, we expect total capital investment of $25 million to drill approximately 20 new wells and continue to acquire select acreage and achieve production of approximately 6 Bcfe of natural gas, compared with 5 Bcfe in 2010.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$1,144	$661	$987
Operation and Maintenance	978	593	899
Depreciation and Amortization	60	40	34
Taxes other than Income	14	9	12
Other Asset (Gains) and Losses, Reserves and Impairments, Net	(14)	(6)	6

Operating Income	106	25	36
Other (Income) and Deductions	13	(1)	(20)
Income Taxes
Provision	36	5	18
Production Tax Credits	(33)	(12)	(7)

	3	(7)	11

Net Income	90	33	45
Noncontrolling interest	5	2	5

Net Income Attributable to DTE Energy Company	$85	$31	$40

VIEs — As discussed in Notes 1 and 3 of Notes to the Consolidated Financial Statements, effective January 1, 2010, we adopted the provisions of ASU 2009-17, Amendments to FASB Interpretation 46(R). ASU 2009-17 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards-based model to a qualitative determination. The Company re-evaluated prior VIE and primary beneficiary determinations and, as a result, began consolidating five entities. Since these entities were previously accounted for under the equity method, the VIE consolidation had no impact on Net Income Attributable to DTE Energy. As a result of the consolidation of these VIEs, Operating Revenues and Operations and Maintenance expense increased $174 million and $122 million, respectively, in 2010.

Operating revenues increased $309 million, net of VIE adjustments, in 2010 and decreased $326 million in 2009. The 2010 increase is attributed primarily to $172 million of higher coke sales and a $156 million increase in on-site services, partially offset by a $18 million decrease in coal trading and transportation services. The 2009 decrease is due primarily to $111 million reduction in certain coal structured transactions, $176 million of lower pricing and volumes of coal and emissions and $84 million of lower coke demand, partially offset by a $107 million increase in coal related services.

Operation and maintenance expense increased $262 million, net of VIE adjustments, in 2010 and decreased $306 million in 2009. The increase is due primarily to $118 million of higher coke production and a $154 million increase in on-site services, partially offset by $10 million of lower coal trading and transportation services. The 2009 decrease is due primarily to $111 million decrease in certain coal structured transactions and $64 million of lower coke demand, $141 million of lower pricing and volumes of coal and emissions and operating expenses, partially offset by $75 million of higher coal related services.

Asset (Gains) Losses were higher by $8 million in 2010 due primarily to the sale of DTE Rail Services and an increase in installment gains from the sale of a coke battery.

Other (income) and deductions were lower by $14 million in 2010 and lower by $19 million in 2009. The decreases in both years were due primarily to lower equity earnings in various projects and higher intercompany interest associated with project investment.

Outlook — We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2011. Beginning in 2011, substantially all of the metallurgical coke is under long-term contracts. The tax credits associated with our steel industry fuels facilities expired at December 31, 2010 that will result in lower tax credits of approximately $29 million in 2011. We supply on-site energy services to the domestic automotive manufacturers who have also experienced stabilized demand for automobiles. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts.

In late 2009, we began operating reduced emission fuel facilities located at Detroit Edison owned coal-fired power plants. The facilities reduce Nitrogen Oxide (NO) and Mercury (Hg) emissions and qualify for production tax credits when the fuel is sold to an unrelated party through 2019. We continue to optimize these facilities by seeking investors for facilities operating at Detroit Edison sites and intend to relocate other facilities to alternative sites which may provide increased production and emission reduction opportunities in 2011 and future years. In January 2011, the Company entered into an agreement to sell a membership interest in one of these reduced emission fuel facilities that is located at a Detroit Edison site.

Environmental and economic trends are creating growth opportunities for renewable power. The increasing number of states with renewable portfolio standards and energy efficiency mandates provides investment opportunity in waste-wood power generation. In addition to the three facilities in operation, we will convert and place into service two additional facilities in 2011 and 2013. We will continue to look for additional investment opportunities for waste-wood renewable power generation and other energy projects at favorable prices.

Effective January 1, 2011, our existing long-term rail transportation contract, at rates significantly below the current market, expired and we anticipate a decrease in transportation-related revenue of approximately $130 million as a result. The decrease in revenue will be mostly offset by lower variable costs incurred to provide the transportation.

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

Energy Trading results are discussed below:

	2010	2009	2008
	(In millions)

Operating Revenues	$875	$804	$1,388
Fuel, Purchased Power and Gas	786	603	1,235

Gross Margin	89	201	153
Operation and Maintenance	59	71	68
Depreciation and Amortization	5	5	5
Taxes Other Than Income	2	3	2

Operating Income	23	122	78
Other (Income) and Deductions	12	10	5
Income Tax Provision (Benefit)	5	37	31

Net Income Attributable to DTE Energy Company	$6	$75	$42

Gross margin decreased $112 million in 2010 and increased $48 million in 2009. The overall decrease in gross margin in 2010 was the result of lower economic performance, lower commodity prices, lower volatility in the markets we participate in and lower risk positions relative to 2009, coupled with the absence of prior year timing-related gains. We experienced timing-related earnings volatility based on market movement related to derivative contracts.

The decrease in 2010 represents a $78 million decrease in realized margins and $34 million decrease in unrealized margins. The $78 million decrease in realized margins is due to $108 million of unfavorable results, primarily in our power and gas trading and gas full requirements strategies, offset by $30 million of favorable results, primarily in our power full requirements and power origination strategies. The $34 million decrease in unrealized margins is due to $56 million of unfavorable results, primarily in our power trading strategy and the absence of prior year timing-related gains related to our gas transportation strategy. These decreases were offset by $22 million of favorable results, primarily due to timing-related gains in our gas full requirements strategy.

The $48 million increase in gross margin in 2009 was due to increases in realized margins of $69 million, offset by decreases in unrealized margins of $21 million. The $69 million increase in realized margins was primarily the result of increases in our gas trading strategy and timing-related increases in our gas storage and gas transportation strategies. The $21 million decrease in unrealized margins consisted of unfavorable results of $58 million from our gas trading and gas storage strategies, partially offset by increases of $29 million primarily in our power trading strategy and timing-related improvements of $8 million in our oil strategies.

Operation and maintenance expense decreased $12 million in 2010 and increased $3 million in 2009. The 2010 decrease was primarily due to lower incentive costs. The 2009 increase was due to higher payroll and incentive costs and commissions, partially offset by lower contractor expense and allocated corporate costs.

Income tax provision decreased $32 million in 2010. This decrease is due to lower pretax income, partially offset by $10 million of favorable tax-related adjustments in 2009 resulting from the settlement of federal income tax audits. Income taxes were higher by $6 million in 2009 due to higher pretax income, partially offset by the $10 million of favorable tax-related adjustments.

Outlook — In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility or lack thereof in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

The Energy Trading portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power transmission and generation capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities which may include the management of associated storage and transportation contracts on the customers’ behalf. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas natural gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

See also the “Fair Value” section that follows.

CORPORATE & OTHER

Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.

The 2010 net loss of $69 million was an improvement of $1 million from the 2009 net loss of $70 million. The net $1 million improvement was a result of the 2009 donation to the DTE Energy Foundation of $10 million and lower impairments of investments of $3 million, partially offset by higher state and local taxes of $3 million, higher tax related interest of $5 million, increased financing costs of $5 million. The 2010 donation to the DTE Energy Foundation of $14 million was made by Detroit Edison and MichCon.

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

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2011, we expect that cash from operations will be $1.9 billion due to lower working capital requirements. We anticipate base level capital investments and expenditures for existing businesses in 2011 of up to $1.4 billion. The capital needs of our utilities will increase due primarily to environmental expenditures. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	2010	2009	2008
	(In millions)

Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$639	$535	$553
Depreciation, depletion and amortization	1,027	1,020	899
Deferred income taxes	457	205	348
Gain on sale of non-utility business	—	—	(128)
Gain on sale of synfuel and other assets, net and synfuel impairment	(5)	(10)	(35)
Working capital and other	(293)	69	(78)

	1,825	1,819	1,559

Investing activities:
Plant and equipment expenditures — utility	(1,011)	(960)	(1,183)
Plant and equipment expenditures — non-utility	(88)	(75)	(190)
Proceeds from sale of non-utility business	—	—	253
Proceeds (refunds) from sale of synfuels and other assets	56	83	(278)
Restricted cash and other investments	(183)	(112)	(125)

	(1,226)	(1,064)	(1,523)

Financing activities:
Issuance of long-term debt	614	427	1,310
Redemption of long-term debt	(663)	(486)	(446)
Repurchase of long-term debt	—	—	(238)
Short-term borrowings, net	(177)	(417)	(340)
Issuance of common stock	36	35	—
Repurchase of common stock	—	—	(16)
Dividends on common stock and other	(396)	(348)	(354)

	(586)	(789)	(84)

Net Increase (Decrease) in Cash and Cash Equivalents	$13	$(34)	$(48)

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations totaling $1.8 billion in 2010 was consistent with the comparable 2009 period. The operating cash flow comparison primarily reflects higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and gains on sales of assets), offset by higher working capital requirements.

Cash from operations totaling $1.8 billion in 2009, increased $260 million from the comparable 2008 period. The operating cash flow comparison primarily reflects lower working capital requirements and higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and gains on sales of assets).

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

Net cash used for investing activities was approximately $1.2 billion in 2010, compared with net cash used for investing activities of $1.1 billion in 2009. The change was primarily driven by increased capital expenditures by our utility and non-utility businesses.

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

Net cash used for financing activities was $586 million in 2010, compared to net cash used for financing activities of approximately $789 million for the same period in 2009. The change was primarily attributable to decreased payments for short-term borrowings. Increases in issuances of long-term debt were offset by increased long-term debt redemptions.

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

We may be impacted by the delayed collection of underrecoveries of our various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.

We have approximately $900 million in long-term debt maturing in the next twelve months. DTE Energy has $600 million of unsecured debt maturing in June 2011 which is expected to be funded through a combination of internally generated funds and short- term debt. Substantially all of the remaining debt maturities relate to Securitization and other Detroit Edison issues. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by Detroit Edison’s electric customers. The repayment of the other Detroit Edison debt is expected to be refinanced with long-term debt.

In August 2010, DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon, entered into amended and restated two-year $1 billion unsecured revolving credit agreements and new three-year $800 million unsecured revolving credit agreements with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. DTE Energy has approximately $1.7 billion of available liquidity at December 31, 2010.

In March 2010, the PPACA and the HCERA were enacted into law (collectively, the “Act”). The Act is a comprehensive health care reform bill. A provision of the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. We have initiated changes in benefit design and delivery and are continuing to evaluate alternatives to minimize the impact of the legislation. We contributed $200 million to our pension plans during the year ended December 31, 2010, including a DTE Energy stock contribution of $100 million in March 2010. We contributed $160 million to our postretirement medical and life insurance benefit plans during the year ended December 31, 2010, including a transfer of $25 million from the MichCon Grantor Trust. In January 2011, we contributed $200 million to our pension plans. Also, we contributed $81 million to our postretirement medical and life insurance plans in January 2011, and we expect to contribute up to an additional $90 million throughout the remainder of 2011.

In July 2010, a federal financial reform act was signed into law. The legislation reshapes financial regulation and is intended to address specific issues that contributed to the financial crisis. Most major areas of the legislation will be dependent upon regulatory interpretation, rulemaking and implementation. We do not expect any material effect on our operations and financial position.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for a special allowance for bonus depreciation in 2011 and 2012. Bonus depreciation is accelerated depreciation on certain types of business equipment that allows a tax deduction of either 50% or 100% of the cost of qualifying property in the year the asset is placed in service. DTE Energy expects to generate approximately $100 million to $200 million of cash in 2011-2012 from bonus depreciation deductions, a significant portion of which is expected to result from Detroit Edison property, plant and equipment expenditures during the qualifying period. The cash benefit is an acceleration of tax deductions that the Company would otherwise have received over 20 years.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 12, 16, 18, and 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Contractual Obligations

The following table details our contractual obligations for debt redemptions, leases, purchase obligations and other long-term obligations as of December 31, 2010:

					2016
	Total	2011	2012-2013	2014-2015	and Beyond
	(In millions)

Long-term debt:
Mortgage bonds, notes and other	$6,888	$765	$691	$1,036	$4,396
Securitization bonds	793	150	341	302	—
Trust preferred-linked securities	289	—	—	—	289
Capital lease obligations	62	12	18	18	14
Interest	5,547	457	814	649	3,627
Operating leases	211	39	58	40	74
Electric, gas, fuel, transportation and storage purchase obligations(1)	5,921	2,175	1,670	744	1,332
Other long-term obligations(2)(3)(4)	243	49	44	31	119

Total obligations	$19,954	$3,647	$3,636	$2,820	$9,851

(1)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(2)	Includes liabilities for unrecognized tax benefits of $28 million.

(3)	Excludes other long-term liabilities of $184 million not directly derived from contracts or other agreements.

(4)	At December 31, 2010, we met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for our defined benefit pension plans. We may contribute more than the minimum funding requirements for our pension plans and may also make contributions to our benefit plans and our postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the Capital Resources and Liquidity and Critical Accounting Estimates sections of MD&A and in Note 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. The Company’s credit ratings affect our cost of capital and other terms of financing as well as our ability to access the credit and commercial paper markets. Management believes that our current credit ratings provide sufficient access to the capital markets. However, disruptions in the banking and capital markets not specifically related to us may affect our ability to access these funding sources or cause an increase in the return required by investors.

As part of the normal course of business, Detroit Edison, MichCon and various non-utility subsidiaries of the Company routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit in the event that the senior unsecured debt rating of DTE Energy is downgraded below investment grade. Certain of these contracts for Detroit Edison and MichCon contain similar provisions in the event that the senior unsecured debt rating of the particular utility is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, we could have restricted access to the commercial paper market and if DTE Energy is downgraded below investment grade our non-utility businesses, especially the Energy Trading and Power and Industrial Projects segments, could be required to restrict operations due to a lack of available liquidity. A downgrade below investment grade could potentially increase the borrowing costs of DTE

Energy and its subsidiaries and may limit access to the capital markets. The impact of a downgrade will not affect our ability to comply with our existing debt covenants. While we currently do not anticipate such a downgrade, we cannot predict the outcome of current or future credit rating agency reviews.

In January 2010, Standard & Poor’s Rating Group (Standard & Poor’s) revised the outlook on DTE Energy and its subsidiaries to stable from negative, and raised the short-term corporate credit and commercial paper ratings for DTE Energy, Detroit Edison and MichCon to ‘A-2’ from ‘A-3’. The revision was primarily due to the diminished possibility of a downgrade in light of the Company’s decreasing regulatory risk. We have experienced an improvement in our ability to issue commercial paper since the restoration of our short-term ratings. Short-term borrowings, principally in the form of commercial paper, provide us with the liquidity needed on a daily basis. Our commercial paper program is supported by our unsecured credit facilities. Potential instability in the credit markets and any lowering of ratings may impact future access to the commercial paper markets, which may require us to draw on our back-up facilities. In June 2010, Standard & Poor’s revised the outlook on DTE Energy and its subsidiaries to positive from stable. The outlook revision reflected the Company’s decreasing regulatory risk. In December 2010, Standard and Poor’s upgraded the corporate credit rating of DTE Energy and its utility subsidiaries to ‘BBB+’ from ‘BBB’ to reflect the company’s decreasing regulatory risk and improved financial measures. At the same time, Standard and Poor’s raised the rating on Detroit Edison’s senior secured debt to ‘A’ from ‘A-’ and raised the rating on MichCon’s senior secured debt to ‘A’ from ‘BBB+’. In January 2011, Fitch Ratings revised the rating outlook for Detroit Edison to positive from stable due to improvement in its credit protection measures as a result of supportive regulatory policies in Michigan.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets and liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. Management makes certain assumptions it believes that market participants would use in pricing assets and liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and our counterparties is incorporated in the valuation of the assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2010 and 2009. Management believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. The allowance for doubtful accounts for our two utilities is calculated using the aging approach that utilizes rates developed in reserve studies and applies these factors to past due receivable balances. As a result of the reduction in past due receivables in 2010, our allowance for doubtful accounts decreased significantly from the 2009 balance. We believe the allowance for doubtful accounts is based on reasonable estimates. As part of the 2005 gas rate order for MichCon, the MPSC provided for the establishment of an uncollectible expense tracking mechanism that partially mitigates the impact associated with MichCon uncollectible expenses. The MPSC provided for a similar tracking mechanism for Detroit Edison in its rate order received January 2010. Detroit Edison filed for the suspension of the tracking mechanism effective with the order in its pending rate case.

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

We performed our annual impairment test as of October 1, 2010 and determined that except for the Coal Services reporting unit, the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. The $4 million of goodwill attributable to the Coal Services reporting unit was written off in the fourth quarter of 2010 in connection with the sale of rail services assets. We also compared the aggregate fair value of our reporting units to our overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to an acquisition control premium (the price in excess of a stock’s market price that investors typically pay to gain control of an entity). The results of the test and key estimates that were incorporated are as follows.

As of October 1, 2010 Valuation Date

			Fair Value	Discount	Terminal
Reporting Unit	Goodwill		Reduction %(a)	Rate	Multiple(b)		Valuation Methodology(c)
	($ in millions)

Electric Utility	$1,206		26%	7%	8.0	x	DCF, assuming stock sale
Gas Utility	759		7%	7%	9.5	x	DCF, assuming stock sale
Energy Services	28		66%	13%	9.0	x	DCF, assuming asset sale(d)
Coal Services	4	(e)	n/a	12%	8.5	x	DCF, assuming asset sale
Gas Storage and Pipelines	8		66%	10%	8.0	x	DCF, assuming asset sale
Energy Trading	17		74%	15%	n/a		Blended DCF, economic value of trading portfolio
Unconventional Gas Production	2		62%	13%	n/a		Blended DCF, transaction multiples

	$2,024

(a)	Percentage by which the fair value of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation and amortization (EBITDA.)

(c)	Discounted cash flows (DCF) incorporated 2011-2015 projected cash flows plus a calculated terminal value.

(d)	Asset sales were assumed except for Energy Services’ reduced emissions fuel projects, which assumed stock sales.

(e)	Goodwill attributable to Coal Services was written off in connection with the sale of rail services assets. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

The Gas Utility reporting unit passed Step 1 of the impairment test by a 7% margin. A substantive decrease in market multiples, negative regulatory actions or other disruptions in cash flows for the Gas Utility reporting unit could result in an impairment charge in the foreseeable future. For example, at the current discount rate and holding all other variables constant, a 0.5x decrease in the terminal multiple would lower the fair value by approximately $130 million. At the lower fair value, the Gas Utility reporting unit would likely fail Step 1 of the test potentially resulting in a charge for impairment of goodwill following completion of the Step 2 analysis.

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

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset, or plans to dispose of the asset before the end of its useful life. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

We had pension costs for pension plans of $112 million in 2010, $58 million in 2009, and $24 million in 2008. Postretirement benefits costs for all plans were $164 million in 2010, $205 million in 2009 and $142 million in 2008. Pension and postretirement benefits costs for 2010 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 8.75%. In developing our expected long-term rate of return assumptions, we evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond and other markets. Our 2011 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 47% in equity markets, 25% in fixed income markets, and 28% invested in other assets. Because of market volatility, we periodically review our asset allocation and rebalance our portfolio when considered appropriate. Given market conditions, we are lowering our long-term rate of return assumption for our pension plans to 8.50% for 2011. Our long-term rate of return assumption for our postretirement health and life plans will remain at 8.75% for 2011. We believe these two rates are reasonable assumptions for the long-term rate of return on our plan assets for 2011 given our investment strategy. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually.

We calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For our pension plans, we use a calculated value when determining the MRV of the pension plan assets and recognize changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Financial markets in 2010 contributed to our investment performance resulting in unrecognized net gains. As of December 31, 2010, we had $242 million of cumulative losses that remain to be recognized in the calculation of the MRV of pension assets. For our postretirement benefit plans, we use fair value when determining the MRV of postretirement benefit plan assets, therefore all investment losses and gains have been recognized in the calculation of MRV for these plans.

The discount rate that we utilize for determining future pension and postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans. The discount rate determined on this basis decreased to 5.5% at December 31, 2010 from 5.9% at December 31, 2009. We estimate that our 2011 total pension costs will approximate $167 million compared to $112 million in 2010 primarily due to a lower discount rate, partially offset by better than expected asset returns in 2010 and 2011 contributions. Our 2011 postretirement benefit costs will approximate $137 million compared to $164 million in 2010 primarily due to changing our strategy for providing post-65 prescription drug benefits to retirees, better than expected asset returns in 2010 and favorable retiree medical utilization. These positive impacts were partially offset by a lower discount rate and updated assumed long-term retiree medical inflation. Our health care trend rate assumes 7% for 2011 through 2015, 6.5% in 2016, 6% in 2017, 5.5% in 2018 and 5% in 2019 and beyond. Future actual pension and postretirement benefit costs will depend on future investment performance, changes in future discount rates and various other factors related to plan design. The pension cost tracking mechanism that provided for recovery or refunding of pension costs above or below amounts reflected in Detroit Edison’s base rates, at the request of Detroit Edison, was not reauthorized by the MPSC in its rate order effective January 1, 2009. The MPSC approved the deferral of the non-capitalized portion of MichCon’s negative pension expense. MichCon records a regulatory liability for any negative pension costs, as determined under generally accepted accounting principles.

Lowering the expected long-term rate of return on our plan assets by one percentage point would have increased our 2010 pension costs by approximately $30 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased our 2010 pension costs by approximately $10 million. Lowering the health care cost trend assumptions by one percentage point would have decreased our postretirement benefit service and interest costs for 2010 by approximately $25 million.

The value of our pension and postretirement benefit plan assets was $3.9 billion at December 31, 2010 and $3.4 billion at December 31, 2009. At December 31, 2010 our pension plans were underfunded by $872 million and our other postretirement benefit plans were underfunded by $1.3 billion. The 2010 and 2009 funding levels were generally similar due to positive investment performance returns and plan sponsor contributions in 2010 and 2009, largely offset by the decreased discount rates.

Pension and postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. We made contributions to our pension plans of $200 million in each of 2010 and 2009. Also, we contributed $200 million to our pension plans in January 2011. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, we anticipate making contributions to our pension plans of up to $1.2 billion over the next five years. We made postretirement benefit plan contributions of $160 million and $205 million in 2010 and 2009, respectively. We are required by orders issued by the MPSC to make postretirement benefit contributions at least equal to the amounts included in Detroit Edison’s and MichCon’s base rates. As a result, we contributed $81 million to our postretirement plans in January 2011 and expect to make up to an additional $90 million contribution to our postretirement plans in 2011 and, subject to MPSC funding requirements, up to $850 million over the next five years. The planned contributions will be made in cash, DTE Energy common stock or a combination of cash and stock.

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

Insured and Uninsured Risks

Our comprehensive insurance program provides coverage for various types of risks. Our insurance policies cover risk of loss including property damage, general liability, workers’ compensation, auto liability, and directors’ and officers’ liability. Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. The maximum self-insured retention for various risks is as follows: property damage- $10 million, general liability- $7 million, workers’ compensation- $9 million, and auto liability-$7 million. We have an actuarially determined estimate of our incurred but not reported (IBNR) liability prepared annually and we adjust our reserves for self-insured risks as appropriate. As of December 31, 2010, this IBNR liability was approximately $39 million.

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

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets related to capital losses that we believe will be realized in future periods. We believe the resulting tax reserve balances as of December 31, 2010 and December 31, 2009 are appropriately accounted. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

See Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

FAIR VALUE

Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts we typically classify as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items we do not generally account for as derivatives include natural gas inventory, power transmission, pipeline transportation and certain storage assets. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

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

The following tables provide details on changes in our MTM net asset (or liability) position during 2010:

Total
(In millions)

MTM at December 31, 2009	$(93)

Reclassify to realized upon settlement	(3)
Changes in fair value recorded to income	123

Amounts recorded to unrealized income	120
Changes in fair value recorded in regulatory liabilities	6
Amounts recorded in other comprehensive income pre-tax	1
Change in collateral held for others	(42)
Option premiums paid (received) and other	(36)

MTM at December 31, 2010	$(44)

The table below shows the maturity of our MTM positions:

				2014
				and	Total Fair
Source of Fair Value	2011	2012	2013	Beyond	Value
	(In millions)

Level 1	$9	$(23)	$11	$10	$7
Level 2	(68)	(54)	(32)	—	(154)
Level 3	29	33	(2)	(1)	59

Total MTM before netting adjustments	$(30)	$(44)	$(23)	$9	$(88)

Collateral adjustments					$44

Total MTM at December 31, 2010					$(44)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Other

The Company has tracking mechanisms to mitigate a significant amount of losses related to uncollectible accounts receivable at Detroit Edison and MichCon. These mechanisms are subject to the jurisdiction of the MPSC and are periodically reviewed. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of December 31, 2010:

	Credit Exposure
	Before Cash	Cash	Net Credit
	Collateral	Collateral	Exposure
	(In millions)

Investment Grade(1)
A− and Greater	$163	$(10)	$153
BBB+ and BBB	199	—	199
BBB−	54	—	54

Total Investment Grade	416	(10)	406
Non-investment grade(2)	2	—	2
Internally Rated — investment grade(3)	147	—	147
Internally Rated — non-investment grade(4)	12	—	12

Total	$577	$(10)	$567

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 36 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than one percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 18 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately two percent of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2010, we had a floating rate debt-to-total debt ratio of approximately two percent (excluding securitized debt).

Foreign Currency Exchange Risk

We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of exchange forward contracts through January 2013. Additionally, we may enter into fair value foreign currency exchange hedges to mitigate changes in the value of contracts or loans.

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2010 and 2009 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of December 31, 2010 and 2009:

	Assuming a		Assuming a
	10% Increase in Rates		10% Decrease in Rates
	As of December 31,		As of December 31,
Activity	2010	2009	2010	2009	Change in the Fair Value of
	(In millions)

Coal Contracts	$1	$—	$(1)	$—	Commodity contracts
Gas Contracts	$(11)	$(2)	$10	$1	Commodity contracts
Oil Contracts	$—	$1	$—	$(1)	Commodity contracts
Power Contracts	$(5)	$(3)	$5	$2	Commodity contracts
Interest Rate Risk	$(291)	$(290)	$313	$313	Long-term debt
Foreign Currency Exchange Risk	$6	$2	$7	$(2)	Forward contracts
Discount Rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and financial statement schedule are included herein.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s financial statements, as stated in their report which appears herein.

(c)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DTE Energy Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Energy Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2010 and 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DTE Energy Company:

We have audited the consolidated statements of operations, cash flows, comprehensive income, and changes in equity of DTE Energy Company and subsidiaries (the “Company”) for the year ended December 31, 2008. Our audit also included the 2008 information in the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of DTE Energy Company and subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements of the Company taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 27, 2009
(August 20, 2009, as to the effects of the retrospective adoption of Accounting Standards Codification (“ASC”) 810-10 and ASC 260-10 as described in Note 3 to the consolidated financial statements)

DTE Energy Company

Consolidated Statements of Operations

	Year Ended December 31
	2010	2009	2008
	(In millions, except per share amounts)

Operating Revenues	$8,557	$8,014	$9,329

Operating Expenses
Fuel, purchased power and gas	3,190	3,118	4,306
Operation and maintenance	2,578	2,372	2,694
Depreciation, depletion and amortization	1,027	1,020	901
Taxes other than income	308	275	304
Gain on sale of non-utility business	—	—	(128)
Other asset (gains) and losses, reserves and impairments, net	(10)	(20)	(11)

	7,093	6,765	8,066

Operating Income	1,464	1,249	1,263

Other (Income) and Deductions
Interest expense	549	545	503
Interest income	(12)	(19)	(19)
Other income	(78)	(102)	(104)
Other expenses	55	43	64

	514	467	444

Income Before Income Taxes	950	782	819
Income Tax Provision	311	247	288

Income from Continuing Operations	639	535	531
Discontinued Operations Income, net of tax	—	—	22

Net Income	639	535	553
Less: Net Income Attributable to Noncontrolling Interests From
Continuing operations	9	3	5
Discontinued operations	—	—	2

	9	3	7

Net Income Attributable to DTE Energy Company	$630	$532	$546

Basic Earnings per Common Share
Income from continuing operations	$3.75	$3.24	$3.22
Discontinued operations	—	—	.12

Total	$3.75	$3.24	$3.34

Diluted Earnings per Common Share
Income from continuing operations	$3.74	$3.24	$3.22
Discontinued operations	—	—	.12

Total	$3.74	$3.24	$3.34

Weighted Average Common Shares Outstanding
Basic	168	164	163
Diluted	169	164	163
Dividends Declared per Common Share	$2.18	$2.12	$2.12

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position

	December 31
	2010	2009
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$65	$52
Restricted cash (Note 2)	120	84
Accounts receivable (less allowance for doubtful accounts of $196 and $262, respectively)
Customer	1,393	1,438
Other	402	217
Inventories
Fuel and gas	460	309
Materials and supplies	202	200
Deferred income taxes	139	167
Derivative assets	131	209
Other	255	201

	3,167	2,877

Investments
Nuclear decommissioning trust funds	939	817
Other	518	598

	1,457	1,415

Property
Property, plant and equipment	21,574	20,588
Less accumulated depreciation, depletion and amortization	(8,582)	(8,157)

	12,992	12,431

Other Assets
Goodwill	2,020	2,024
Regulatory assets	4,058	4,110
Securitized regulatory assets	729	870
Intangible assets	67	54
Notes receivable	123	113
Derivative assets	77	116
Other	206	185

	7,280	7,472

Total Assets	$24,896	$24,195

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position — (Continued)

	December 31
	2010	2009
	(In millions, except shares)

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$729	$723
Accrued interest	111	114
Dividends payable	95	88
Short-term borrowings	150	327
Current portion long-term debt, including capital leases	925	671
Derivative liabilities	142	220
Other	597	502

	2,749	2,645

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,114	6,237
Securitization bonds	643	793
Trust preferred-linked securities	289	289
Capital lease obligations	43	51

	7,089	7,370

Other Liabilities
Deferred income taxes	2,632	2,096
Regulatory liabilities	1,328	1,337
Asset retirement obligations	1,498	1,420
Unamortized investment tax credit	75	85
Derivative liabilities	110	198
Liabilities from transportation and storage contracts	83	96
Accrued pension liability	866	881
Accrued postretirement liability	1,275	1,287
Nuclear decommissioning	149	136
Other	275	328

	8,291	7,864

Commitments and Contingencies (Notes 12 and 20)
Equity
Common stock, without par value, 400,000,000 shares authorized, 169,428,406 and 165,400,045 shares issued and outstanding, respectively	3,440	3,257
Retained earnings	3,431	3,168
Accumulated other comprehensive loss	(149)	(147)

Total DTE Energy Company Shareholders’ Equity	6,722	6,278
Noncontrolling interests	45	38

Total Equity	6,767	6,316

Total Liabilities and Equity	$24,896	$24,195

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(In millions)

Operating Activities
Net income	$639	$535	$553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	1,027	1,020	899
Deferred income taxes	457	205	348
Gain on sale of non-utility business	—	—	(128)
Other asset (gains), losses and reserves, net	(5)	(10)	(4)
Gain on sale of interests in synfuel projects	—	—	(31)
Contributions from synfuel partners	—	—	14
Changes in assets and liabilities, exclusive of changes shown separately (Note 23)	(293)	69	(92)

Net cash from operating activities	1,825	1,819	1,559

Investing Activities
Plant and equipment expenditures — utility	(1,011)	(960)	(1,183)
Plant and equipment expenditures — non-utility	(88)	(75)	(190)
Proceeds from sale of interests in synfuel projects	—	—	84
Refunds to synfuel partners	—	—	(387)
Proceeds from sale of non-utility business	—	—	253
Proceeds from sale of other assets, net	56	83	25
Restricted cash for debt redemption	(32)	2	54
Proceeds from sale of nuclear decommissioning trust fund assets	377	295	232
Investment in nuclear decommissioning trust funds	(410)	(315)	(255)
Consolidation of VIEs	19	—	—
Investment in Millennium Pipeline Project	(49)	(15)	(31)
Other investments	(88)	(79)	(125)

Net cash used for investing activities	(1,226)	(1,064)	(1,523)

Financing Activities
Issuance of long-term debt	614	427	1,310
Redemption of long-term debt	(663)	(486)	(446)
Repurchase of long-term debt	—	—	(238)
Short-term borrowings, net	(177)	(417)	(340)
Issuance of common stock	36	35	—
Repurchase of common stock	—	—	(16)
Dividends on common stock	(360)	(348)	(344)
Other	(36)	—	(10)

Net cash used for financing activities	(586)	(789)	(84)

Net Increase (Decrease) in Cash and Cash Equivalents	13	(34)	(48)
Cash and Cash Equivalents Reclassified from Assets Held for Sale	—	—	11
Cash and Cash Equivalents at Beginning of Period	52	86	123

Cash and Cash Equivalents at End of Period	$65	$52	$86

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Changes in Equity

				Accumulated
				Other	Non-
	Common Stock		Retained	Comprehensive	Controlling
	Shares	Amount	Earnings	Loss	Interest	Total
	(Dollars in millions, shares in thousands)

Balance, December 31, 2007	163,232	$3,176	$2,790	$(113)	$48	$5,901

Net income (loss)	—	—	546	—	7	553
Implementation of ASC 820, net of tax	—	—	4	—	—	4
Implementation of ASC 715 measurement date provision, net of tax	—	—	(9)	—	—	(9)
Dividends declared on common stock	—	—	(346)	—	—	(346)
Repurchase and retirement of common stock	(479)	(16)	—	—	—	(16)
Benefit obligations, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation, net of tax	—	—	—	(2)	—	(2)
Net change in unrealized losses on derivatives, net of tax	—	—	—	6	—	6
Net change in unrealized losses on investments, net of tax	—	—	—	(34)	—	(34)
Contributions from noncontrolling interests	—	—	—	—	14	14
Stock-based compensation, distributions to noncontrolling interests and other	267	15	—	—	(26)	(11)

Balance, December 31, 2008	163,020	3,175	2,985	(165)	43	6,038

Net income	—	—	532	—	3	535
Dividends declared on common stock	—	—	(349)	—	—	(349)
Issuance of common stock	1,109	35	—	—	—	35
Benefit obligations, net of tax	—	—	—	7	—	7
Foreign currency translation, net of tax	—	—	—	2	—	2
Net change in unrealized losses on derivatives, net of tax	—	—	—	1	—	1
Net change in unrealized losses on investments, net of tax	—	—	—	8	—	8
Contributions from noncontrolling interests	—	—	—	—	4	4
Stock-based compensation, distributions to noncontrolling interests and other	1,271	47	—	—	(12)	35

Balance, December 31, 2009	165,400	3,257	3,168	(147)	38	6,316

Net income	—	—	630	—	9	639
Dividends declared on common stock	—	—	(367)	—	—	(367)
Issuance of common stock	777	36	—	—	—	36
Contribution of common stock to pension plan	2,224	100	—	—	—	100
Benefit obligations, net of tax	—	—	—	15	—	15
Foreign currency translation, net of tax	—	—	—	1	—	1
Net change in unrealized losses on derivatives, net of tax	—	—	—	2	—	2
Net change in unrealized losses on investments, net of tax	—	—	—	(20)	—	(20)
Stock-based compensation, distributions to noncontrolling interests and other	1,027	47	—	—	(2)	45

Balance, December 31, 2010	169,428	$3,440	$3,431	$(149)	$45	$6,767

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Comprehensive Income

The following table displays comprehensive income:

	2010	2009	2008
	(In millions)

Net income	$639	$535	$553

Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligations, net of taxes of $3, $4 and $(12)	5	7	(22)
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $5, $ — and $ —	10	—	—

	15	7	(22)

Net unrealized gains on derivatives:
Gains arising during the period, net of taxes of $1, $2 and $2	1	3	4
Amounts reclassified to income, net of taxes of $1, $(1) and $1	1	(2)	2

	2	1	6

Net unrealized gains (losses) on investments:
Gains (losses) arising during the period, net of taxes of $(6), $3 and $(19)	(10)	5	(34)
Amounts reclassified to income, net of taxes of $ —, $2 and $ —	—	3	—
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $(5), $ — and $ —	(10)	—	—

	(20)	8	(34)

Foreign currency translation, net of taxes of $ —, $1 and $(1)	1	2	(2)
Comprehensive income	637	553	501
Less: Comprehensive income attributable to noncontrolling interests	9	3	7

Comprehensive income attributable to DTE Energy Company	$628	$550	$494

See Notes to Consolidated Financial Statements

DTE Energy Company

Notes to Consolidated Financial Statements

NOTE 1 —	ORGANIZATION AND BASIS OF PRESENTATION

Corporate Structure

DTE Energy owns the following businesses:

•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeast Michigan;

•	MichCon, a natural gas utility engaged in the purchase, storage, transportation, gathering, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses are involved in 1) natural gas pipelines and storage; 2) unconventional gas and oil project development and production; 3) power and industrial projects and coal transportation and marketing; and 4) energy marketing and trading operations.

Detroit Edison and MichCon are regulated by the MPSC. Certain activities of Detroit Edison and MichCon, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA and the MDNRE.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

returns of the VIE. The Company performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.

Legal entities within the Company’s Power and Industrial Projects segments enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs. The Company re-evaluated prior VIE and primary beneficiary determinations and, as a result, in 2010 began consolidating five entities that were previously accounted for as equity investments. The primary reason for the change in the primary beneficiary conclusion was the determination that the Company’s responsibility for the management and operations of the VIEs afforded the Company the power to direct the significant activities of the VIEs. In addition, the Company has interests in certain VIEs that we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2010, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the major balance sheet items for consolidated VIEs as of December 31, 2010 and December 31, 2009. Amounts at December 31, 2010 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. Entities, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE’s obligations have been excluded from the table below.

	December 31, 2010
				Restricted	December 31,
	Securitization	Other	Total	Amounts	2009
	(In millions)

ASSETS
Cash and cash equivalents	$—	$4	$4	$—	$2
Restricted cash	104	8	112	112	—
Accounts receivable	42	8	50	44	4
Inventories	—	99	99	—	9
Other current assets	—	1	1	—	—
Property, plant and equipment	—	54	54	38	45
Securitized regulatory assets	729	—	729	729	—
Other assets	13	9	22	21	9

	$888	$183	$1,071	$944	$69

LIABILITIES
Accounts payable and accrued current liabilities	$17	$27	$44	$18	$3
Current portion long-term debt, including capital leases	150	7	157	157	4
Other current liabilities	62	6	68	66	1
Mortgage bonds, notes and other	—	35	35	35	17
Securitization bonds	643	—	643	643	—
Capital lease obligations	—	23	23	23	26
Other long term liabilities	6	7	13	12	—

	$878	$105	$983	$954	$51

Amounts for non-consolidated VIEs as of December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009
	(In millions)

Other investments	$98	$178
Note receivable and bank loan guarantee	6	11
Trust preferred — linked securities	289	289

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES

Revenues

Revenues from the sale and delivery of electricity, and the sale, delivery and storage of natural gas are recognized as services are provided. Detroit Edison and MichCon record revenues for electric and gas provided but unbilled at the end of each month. Rates for Detroit Edison and MichCon include provisions to adjust billings for fluctuations in fuel and purchased power costs, cost of natural gas and certain other costs. Revenues are adjusted for differences between actual costs and the amounts billed in current rates. Under or over recovered revenues related to these cost tracking mechanisms are recorded on the Consolidated Statement of Financial Position and are recovered or returned to customers through adjustments to the billing factors. See Note 12 for further discussion of cost recovery mechanisms.

Detroit Edison has a CIM, which is an over/under recovery mechanism that measures non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales. If annual electric Customer Choice sales exceed the baseline amount from Detroit Edison’s most recent rate case, 90 percent of its lost non-fuel revenues associated with sales above that level may be recovered from full service customers. If annual electric Customer Choice sales decrease below the baseline, the Company must refund 90 percent of its increase in non-fuel revenues associated with sales below that level to full service customers.

Detroit Edison and MichCon have RDMs that are designed to minimize the impact on revenues of changes in average customer usage of electricity and natural gas. The January 2010 MPSC order in Detroit Edison’s 2009 rate case provided for, among other items, the implementation of a pilot electric RDM effective February 1, 2010. The electric RDM enables Detroit Edison to recover or refund the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established in the MPSC order. The June 2010 MPSC order in MichCon’s 2009 rate case provided for, among other items, the implementation of a pilot gas RDM effective July 1, 2010. The gas RDM enables MichCon to recover or refund the change in revenue resulting from the difference in weather-adjusted average sales per customer compared to the base average sales per customer established in the MPSC order. The RDMs for Detroit Edison and MichCon address changes in customer usage due to general economic conditions and conservation, but do not shield the utilities from the impacts of lost customers. In addition, the pilot electric RDM materially shields Detroit Edison from the impact of weather on customer usage. The pilot gas RDM does not shield MichCon from the impact of weather on customer usage. The electric and gas RDMs are subject to review by the MPSC after the initial one-year pilot programs.

Non-utility businesses recognize revenues as services are provided and products are delivered. Revenues and energy costs related to trading contracts are presented on a net basis in the Consolidated Statements of Operations. Commodity derivatives used for trading purposes are accounted for using the mark-to-market method with unrealized gains and losses recorded in Operating Revenues.

Accounting for ISO Transactions

Detroit Edison participates in the energy market through MISO. MISO requires that we submit hourly day-ahead, real time and FTR bids and offers for energy at locations across the MISO region. Detroit Edison accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time and FTR markets and net transactions across all MISO energy market locations. In any single hour Detroit Edison records net purchases in Fuel, purchased power and gas and net sales in Operating revenues on the Consolidated Statements of Operations. Detroit Edison records net sale billing adjustments when invoices are received. Detroit Edison records expense accruals for future net purchases adjustments based on historical experience, and reconciles accruals to actual expenses when invoices are received from MISO.

Energy Trading participates in the energy markets through various independent system operators and regional transmission organizations. These markets require that we submit hourly day-ahead, real time bids and offers for

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

energy at locations across each region. We submit bids in the annual and monthly auction revenue rights and FTR auctions to the regional transmission organizations. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time and FTR markets. These transactions are related to our trading contracts which are presented on a net basis in Operating revenues in the Consolidated Statements of Income.

Comprehensive Income

Comprehensive income is the change in Common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to accumulated other comprehensive loss for the year ended December 31, 2010 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities, the Company’s interest in comprehensive income of equity investees, and changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

	Net	Net			Accumulated
	Unrealized	Unrealized		Foreign	Other
	Gain/(Loss)	Gain/(Loss)	Benefit	Currency	Comprehensive
	on Derivatives	on Investments	Obligations	Translation	Loss
			(In millions)

Beginning balances	$(6)	$(10)	$(131)	$—	$(147)
Current period change, net of tax	2	(20)	15	1	(2)

Ending balance	$(4)	$(30)	$(116)	$1	$(149)

Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held to satisfy requirements of certain debt, primarily Securitization bonds, and partnership operating agreements. Restricted cash designated for interest and principal payments within one year is classified as a current asset.

Receivables

Accounts receivable are primarily composed of trade receivables and unbilled revenue. Our accounts receivable are stated at net realizable value.

The allowance for doubtful accounts for Detroit Edison and MichCon is generally calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted, generally one year after service has been terminated.

The customer allowance for doubtful accounts for our other businesses is calculated based on specific review of probable future collections based on receivable balances in excess of 90 days.

Unbilled revenues of $575 million and $618 million are included in customer accounts receivable at December 31, 2010 and 2009, respectively.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Notes Receivable

Notes receivable, or financing receivables, are primarily comprised of capital lease receivables and loans and are included in Other current assets and Notes receivable on the Company’s Consolidated Statements of Financial Position.

Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Company ceases accruing interest (nonaccrual status), considers a note receivable impaired, and establishes an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to contractually owed past due interest, with any remainder applied to principle. Accrual of interest is generally resumed when the note receivable becomes contractually current.

In determining the allowance for credit losses for notes receivable, we consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty’s ability to pay. In addition, the Company monitors the credit ratings of the counterparties from which we have notes receivable.

Inventories

The Company generally values inventory at average cost.

Gas inventory of $43 million and $44 million as of December 31, 2010 and 2009, respectively, at MichCon is determined using the last-in, first-out (LIFO) method. At December 31, 2010, the replacement cost of gas remaining in storage exceeded the LIFO cost by $147 million. At December 31, 2009, the replacement cost of gas remaining in storage exceeded the LIFO cost by $218 million.

Property, Retirement and Maintenance, and Depreciation, Depletion and Amortization

Property is stated at cost and includes construction-related labor, materials, overheads and, for utility property, an allowance for funds used during construction (AFUDC). The cost of utility properties retired, less salvage value, is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.

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

Approximately $3 million and $13 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2010 and December 31, 2009, respectively. Amounts are accrued on a pro-rata basis over an 18-month period that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC.

See Note 7.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Unconventional Gas Production

The Company follows the successful efforts method of accounting for investments in gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well contains proved reserves. If an exploratory well does not contain proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining properties without economical quantities of proved reserves are expensed as incurred. An impairment loss is recorded if the net capitalized costs of proved gas properties exceed the aggregate related undiscounted future net revenues. An impairment loss is recorded to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. Depreciation, depletion and amortization of proved gas properties are determined using the units-of-production method.

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

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Emission allowances and renewable energy credits are charged to expense as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at December 31, 2010 and 2009. The Company’s intangible assets related to renewable energy credits were $17 million at December 31, 2010. The Company had no renewable energy credits at December 31, 2009. The gross carrying amount and accumulated amortization of contract intangible assets at December 31, 2010 were $63 million and $22 million, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at December 31, 2009 were $64 million and $19 million, respectively. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years. Intangible assets amortization expense was $4 million in 2010, $4 million in 2009 and $7 million in 2008. Amortization expense of intangible assets is estimated to be $4 million annually for 2011 through 2015.

Excise and Sales Taxes

The Company records the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Consolidated Statements of Operations.

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

Investments in Debt and Equity Securities

The Company generally classifies investments in debt and equity securities as either trading or available-for-sale and has recorded such investments at market value with unrealized gains or losses included in earnings

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

or in other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to regulatory assets or liabilities, due to a recovery mechanism from customers. The Company’s equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 4.

Offsetting Amounts Related to Certain Contracts

The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of December 31, 2010 and December 31, 2009, the total cash collateral posted, net of cash collateral received, was $77 million and $117 million, respectively. Derivative assets and derivative liabilities are shown net of collateral of $9 million and $33 million, respectively, as of December 31, 2010 and $34 million and $120 million, respectively, as of December 31, 2009. The Company recorded cash collateral received of $2 million and cash collateral paid of $35 million not related to unrealized derivative positions as of December 31, 2010. The Company recorded cash collateral received of $1 million and cash collateral paid of $32 million not related to unrealized derivative positions, as of December 31, 2009. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

The Company adopted the requirements of ASC 260-10 (FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities) effective January 1, 2009 and applied the requirements retrospectively. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of the FSP had the effect of reducing previously reported 2008 amounts for basic and diluted earnings per common share by $.03 and $.02, respectively.

Noncontrolling Interests in Consolidated Financial Statements

The Company adopted ASC 810-10 (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51) effective as of January 1, 2009 and applied the new presentation and disclosure requirements retrospectively. As a result, the formats and captions of certain 2008 financial statement amounts were revised, including reclassifying minority interest expense as net income attributable to noncontrolling interests, and separately reflecting activity of noncontrolling interests in the Consolidated Statements of Equity and of Comprehensive Income.

NOTE 4 —	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2010 and December 31, 2009. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Netting	Net Balance at
	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2010
	(In millions)

Assets:
Nuclear decommissioning trusts	$599	$340	$—	$—	$939
Other investments(1)	56	55	—	—	111
Derivative assets:
Foreign currency exchange contracts	—	20	—	(20)	—
Commodity Contracts:
Natural Gas	1,846	128	12	(1,960)	26
Electricity	—	649	117	(589)	177
Other	68	4	4	(71)	5

Total derivative assets	1,914	801	133	(2,640)	208

Total	$2,569	$1,196	$133	$(2,640)	$1,258

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

				Netting	Net Balance at
	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2010
	(In millions)

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(30)	$—	$20	$(10)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,844)	(263)	(11)	1,955	(163)
Electricity	—	(653)	(63)	643	(73)
Other	(63)	(8)	—	66	(5)

Total derivative liabilities	(1,907)	(955)	(74)	2,684	(252)

Total	$(1,907)	$(955)	$(74)	$2,684	$(252)

Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006

Assets:
Current	$1,299	$663	$49	$(1,880)	$131
Noncurrent(3)	1,270	533	84	(760)	1,127

Total Assets	$2,569	$1,196	$133	$(2,640)	$1,258

Liabilities:
Current	$(1,290)	$(730)	$(21)	$1,899	$(142)
Noncurrent	(617)	(225)	(53)	785	(110)

Total Liabilities	$(1,907)	$(955)	$(74)	$2,684	$(252)

Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2009:

				Netting	Net Balance at
	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2009
	(In millions)

Assets:
Cash equivalents	$15	$—	$—	$—	$15
Nuclear decommissioning trusts	549	268	—	—	817
Other Investments(1)	50	57	—	—	107
Derivative assets	1,080	1,207	385	(2,347)	325

Total	$1,694	$1,532	$385	$(2,347)	$1,264

Liabilities:
Derivative liabilities	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Total	$(1,120)	$(1,370)	$(361)	$2,433	$(418)

Net Assets at December 31, 2009	$574	$162	$24	$86	$846

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)	Includes $111 million of other investments that are included in the Consolidated Statements of Financial Position in Other Investments at December 31, 2010.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Natural Gas	Electricity	Other	Total
	(In millions)

Asset balance as of January 1, 2010	$2	$19	$3	$24
Changes in fair value recorded in income	4	64	1	69
Changes in fair value recorded in regulatory assets/liabilities	—	—	6	6
Purchases, issuances and settlements	(8)	(73)	(6)	(87)
Transfers in/out of Level 3	3	44	—	47

Asset balance as of December 31, 2010	$1	$54	$4	$59

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2010	$(4)	$(6)	$1	$(9)

	Year Ended December 31, 2009
	Natural Gas	Electricity	Other	Total
	(In millions)

Asset (Liability) balance as of January 1, 2009	$(183)	$(5)	$5	$(183)
Changes in fair value recorded in income	(17)	59	(1)	41
Changes in fair value recorded in other comprehensive income	8	—	—	8
Purchases, issuances and settlements	(15)	(30)	1	(44)
Transfers in/out of Level 3	209	(5)	(2)	202

Asset (Liability) balance as of December 31, 2009	$2	$19	$3	$24

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2009	$(60)	$154	$(1)	$93

Transfers in/out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in/out of Level 3 are reflected as if they had occurred at the beginning of the period. No significant transfers between Level 1 and 2 occurred in years ended December 31, 2010 and December 31, 2009. Transfers from Level 2 to Level 3 representing $9 million of assets reflect inputs related to certain power transactions identified as unobservable due to lack of available broker quotes for the year ended December 31, 2010. Transfers from Level 3 to Level 2

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

representing $35 million of liabilities reflect inputs related to certain power transactions identified as observable due to available broker quotes for the year ended December 31, 2010. Transfers out of Level 3 of $202 million reflect increased reliance on broker quotes for certain gas transactions for the year ended December 31, 2009.

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

Fair Value of Financial Instruments

The fair value of long-term debt is determined by using quoted market prices when available and a discounted cash flow analysis based upon estimated current borrowing rates when quoted market prices are not available. The table below shows the fair value and the carrying value for long-term debt securities. Certain other financial

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

instruments, such as notes payable, customer deposits and notes receivable are not shown as carrying value approximates fair value. See Note 5 for further fair value information on financial and derivative instruments.

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-Term Debt	$8.5 billion	$8.0 billion	$8.3 billion	$8.0 billion

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31	December 31
	2010	2009
	(In millions)

Fermi 2	$910	$790
Fermi 1	3	3
Low level radioactive waste	26	24

Total	$939	$817

At December 31, 2010, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents. At December 31, 2009, investments in the nuclear decommissioning trust funds consisted of approximately 51% in publicly traded equity securities, 48% in fixed debt instruments and 1% in cash equivalents. The debt securities at both December 31, 2010 and December 31, 2009 had an average maturity of approximately 6 and 5 years, respectively.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2010	2009	2008
	(In millions)

Realized gains	$192	$37	$34
Realized losses	$(83)	$(55)	$(49)
Proceeds from sales of securities	$377	$295	$232

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 trust and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
	Value	Gains
	(In millions)

As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—

	$939	$88

As of December 31, 2009
Equity securities	$420	$135
Debt securities	388	17
Cash and cash equivalents	9	—

	$817	$152

Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Impairment charges for unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $26 million and $48 million of unrealized losses as Regulatory assets at December 31, 2010 and 2009, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, impairment charges for unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no impairment charges in 2010, 2009 and 2008 for Fermi 1.

Other Available- For- Sale Securities

The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying value	Fair Value	Carrying Value
	(In millions)

Cash equivalents	$133	$133	$106	$106
Equity securities	$6	$6	$11	$11

At December 31, 2010 and 2009, these securities are comprised primarily of money-market and equity securities. During the year ended December 31, 2010, no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into losses for the period. During the year ended December 31, 2009, $3 million of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into earnings. This reclassification includes an other than temporary impairment of equity securities of $4 million. Gains (losses) related to trading securities held at December 31, 2010, 2009, and 2008 were $7 million, $8 million and $(14) million respectively.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 5 —	FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives at their fair value as Derivative Assets or Liabilities on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. For fair value hedges, changes in fair values for the derivative are recognized in earnings each period. Gains and losses from the ineffective portion of any hedge are recognized in earnings immediately. For derivatives that do not qualify or are not designated for hedge accounting, changes in the fair value are recognized in earnings each period.

The Company’s primary market risk exposure is associated with commodity prices, credit, interest rates and foreign currency exchange. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment and the coal marketing activities of its Power and Industrial Projects segment. Contracts classified as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, unconventional gas reserves, power transmission, pipeline transportation and certain storage assets.

Electric Utility — Detroit Edison generates, purchases, distributes and sells electricity. Detroit Edison uses forward energy and capacity contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.

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

Unconventional Gas Production — The Unconventional Gas Production business is engaged in unconventional natural gas and oil project development and production. The Company uses derivative contracts to manage changes in the price of natural gas and crude oil. In 2010 and prior periods, these derivatives were designated as cash flow hedges. Approximately $1 million after-tax gain recorded in Accumulated other comprehensive income at the end of 2009 was reclassified to earnings as the related production affected earnings through 2010. Total pre-tax gains from derivative contracts on natural gas during 2010 were approximately $3 million.

Power and Industrial Projects — Business units within this segment manage and operate onsite energy and pulverized coal projects, coke batteries, landfill gas recovery and power generation assets. These businesses utilize fixed-priced contracts in the marketing and management of their assets. These contracts are generally not

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Energy Trading — Commodity Price Risk — Energy Trading markets and trades electricity and natural gas physical products and energy financial instruments, and provides risk management services utilizing energy commodity derivative instruments. Forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.

Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under power purchase and sale contracts and gas transportation contracts. The Company enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.

Corporate and Other — Interest Rate Risk — The Company uses interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, the Company entered into a series of interest rate derivatives to limit its sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. The Company subsequently issued long-term debt and terminated these hedges at a cost that is included in other comprehensive loss. Amounts recorded in other comprehensive loss will be reclassified to interest expense through 2033. In 2011, the Company estimates reclassifying less than $1 million of losses to earnings.

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its December 31, 2010 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

Derivative Activities

The Company manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:

•	Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with power transmission, gas transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

•	Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•	Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative Assets or Liabilities, with an offset to Regulatory Assets or Liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

The following represents the fair value of derivative instruments as of December 31, 2010:

	Derivative Assets	Derivative Liabilities
	(In millions)

Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)

Total derivatives designated as hedging instruments:	$—	$(1)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$20	$(30)
Commodity Contracts:
Natural Gas	1,986	(2,118)
Electricity	766	(716)
Other	76	(71)

Total derivatives not designated as hedging instruments:	$2,848	$(2,935)

Total derivatives:
Current	$2,011	$(2,041)
Noncurrent	837	(895)

Total derivatives	$2,848	$(2,936)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent

Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,011	$837	$(2,041)	$(895)
Counterparty netting	(1,871)	(760)	1,871	760
Collateral adjustment	(9)	—	28	25

Total derivatives as reported	$131	$77	$(142)	$(110)

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following represents the fair value of derivative instruments as of December 31, 2009:

	Derivative Assets	Derivative Liabilities
	(In millions)

Derivatives designated as hedging instruments:
Commodity Contracts — Natural Gas	$2	$—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$24	$(31)
Commodity Contracts:
Natural Gas	1,323	(1,552)
Electricity	1,304	(1,241)
Other	19	(27)

Total derivatives not designated as hedging instruments:	$2,670	$(2,851)

Total derivatives:
Current	$1,860	$(1,951)
Noncurrent	812	(900)

Total derivatives	$2,672	$(2,851)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent

Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,860	$812	$(1,951)	$(900)
Counterparty netting	(1,644)	(669)	1,644	669
Collateral adjustment	(7)	(27)	87	33

Total derivatives as reported	$209	$116	$(220)	$(198)

For the effective portion of natural gas derivatives designated as cash flow hedges, the Company recognized an after-tax gain of $1 million and $3 million in Other comprehensive income for the years ended December 31, 2010 and 2009, respectively. The Company reclassified an after-tax gain of $2 million and $5 million from Accumulated other comprehensive income into Operating revenue for the years ended December 31, 2010 and 2009, respectively. For the effective portion of interest swaps representing a discontinued cash flow hedge, the Company reclassified an after-tax loss of $3 million from Accumulated other comprehensive income into Interest expense for the year ended December 31, 2009.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for years ended December 31, 2010 and December 31, 2009 is as follows:

		Gain (Loss)
		Recognized in
		Income on
	Location of Gain	Derivatives for
	(Loss) Recognized	Years Ended
	in Income	December 31
Derivatives not Designated as Hedging Instruments	On Derivatives	2010	2009
		(In millions)

Foreign currency exchange contracts	Operating Revenue	$(14)	$(24)
Commodity Contracts:
Natural Gas	Operating Revenue	61	179
Natural Gas	Fuel, purchased power and gas	(8)	4
Electricity	Operating Revenue	80	19
Other	Operating Revenue	9	(4)
Other	Operation and maintenance	(5)	6

Total		$123	$180

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $1 million in losses related to Emissions recognized in Regulatory assets and $6 million in gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2010, and $14 million and $2 million in losses related to Emissions recognized in Regulatory assets and Regulatory liabilities, respectively, for the year ended December 31, 2009.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2010:

Commodity	Number of Units

Natural Gas (MMBtu)	803,275,912
Electricity (MWh)	51,720,281
Foreign Currency Exchange ($ CAD)	238,336,031

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2010, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $234 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 6 —	GOODWILL

The Company has goodwill resulting from purchase business combinations.

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2010 and December 31, 2009 is as follows:

	2010	2009
	(In millions)

Balance as of January 1	$2,024	$2,037
Goodwill attributable to sale of subsidiary in Power and Industrial Projects	(4)	—
Goodwill attributable to sale of subsidiary in Gas Utility	—	(13)

Balance at December 31	$2,020	$2,024

NOTE 7 —	PROPERTY, PLANT AND EQUIPMENT

Summary of property by classification as of December 31:

	2010	2009
	(In millions)

Property, Plant and Equipment
Electric Utility
Generation	$9,268	$8,833
Distribution	6,800	6,618

Total Electric Utility	16,068	15,451

Gas Utility
Distribution	2,460	2,386
Storage	395	383
Other	991	1,013

Total Gas Utility	3,846	3,782

Non-utility and other	1,660	1,355

Total	21,574	20,588

Less Accumulated Depreciation, Depletion and Amortization
Electric Utility
Generation	(3,850)	(3,890)
Distribution	(2,568)	(2,243)

Total Electric Utility	(6,418)	(6,133)

Gas Utility
Distribution	(1,019)	(972)
Storage	(108)	(113)
Other	(512)	(543)

Total Gas Utility	(1,639)	(1,628)

Non-utility and other	(525)	(396)

Total	(8,582)	(8,157)

Net Property, Plant and Equipment	$12,992	$12,431

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

AFUDC capitalized during 2010 and 2009 was approximately $10 million and $14 million, respectively.

The composite depreciation rate for Detroit Edison was 3.3% in 2010, 2009 and 2008. The composite depreciation rate for MichCon was 2.5% in 2010, 3.1% in 2009 and 3.2% in 2008. In March 2010, the MPSC issued an order reducing MichCon’s composite depreciation rates effective April 1, 2010.

The average estimated useful life for each major class of utility property, plant and equipment as of December 31, 2010 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Transmission

Electric	40	37	N/A
Gas	N/A	62	61

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

Capitalized software costs amortization expense was $65 million in 2010, $66 million in 2009 and $54 million in 2008. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2010 were $602 million and $252 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2009 were $613 million and $234 million, respectively. Amortization expense of capitalized software costs is estimated to be approximately $66 million annually for 2011 through 2015.

Gross property under capital leases was $153 million at December 31, 2010 and December 31, 2009. Accumulated amortization of property under capital leases was $114 million and $93 million at December 31, 2010 and December 31, 2009, respectively.

NOTE 8 —	JOINTLY OWNED UTILITY PLANT

Detroit Edison has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. Detroit Edison’s share of direct expenses of the jointly owned plants are included in Fuel, purchased power and gas and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2010 was as follows:

		Ludington
		Hydroelectric
	Belle River	Pumped Storage

In-service date	1984-1985	1973
Total plant capacity	1,270MW	1,872MW
Ownership interest	*	49%
Investment (in millions)	$1,635	$199
Accumulated depreciation (in millions)	$923	$117

*	Detroit Edison’s ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

The Company has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants. To a lesser extent, the Company has legal retirement obligations for gas production facilities, gas gathering facilities and various other operations. The Company has conditional retirement obligations for gas pipeline retirement costs and disposal of asbestos at certain of its power plants. To a lesser extent, the Company has conditional retirement obligations at certain service centers, compressor and gate stations, and disposal costs for PCB contained within transformers and circuit breakers. The Company recognizes such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at our credit-adjusted risk-free rate. In its regulated operations, the Company recognizes regulatory assets or liabilities for timing differences in expense recognition for legal asset retirement costs that are currently recovered in rates.

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

A reconciliation of the asset retirement obligations for 2010 follows:

(In millions)
Asset retirement obligations at January 1, 2010	$1,439
Accretion	92
Liabilities incurred	10
Liabilities settled	(9)
Revision in estimated cash flows	(22)
Consolidation of VIEs	4

Asset retirement obligations at December 31, 2010	1,514
Less amount included in current liabilities	(16)

$1,498

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. In 2010, Detroit Edison filed a rate case with the MPSC proposing a reduction to the nuclear

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million. It is estimated that the cost of decommissioning Fermi 2 is $1.3 billion in 2010 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. In 2001, Detroit Edison began the decommissioning of Fermi 1, with the goal of removing the radioactive material and terminating the Fermi 1 license. The decommissioning of Fermi 1 is expected to be completed by 2012. Approximately $1.3 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.

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

Sale of Rail Services Assets

In 2010, the Company sold certain non-strategic rail services assets for gross proceeds of approximately $23 million. The Company recognized a gain of approximately $5 million, net of a write-off of goodwill of approximately $4 million.

Sale of Gathering and Processing Assets

In 2009, the Company sold certain non-strategic gas gathering and processing assets in northern Michigan for gross proceeds of approximately $45 million, which approximated its carrying value, including goodwill of approximately $13 million.

Sale of Interest in Barnett Shale Properties

In 2008, the Company sold a portion of its Barnett shale properties for gross proceeds of approximately $260 million. The Company recognized a gain of $128 million ($80 million after-tax) on the sale during 2008.

Plan to Sell Interest in Certain Power and Industrial Projects

In 2007, the Company announced its plans to sell a 50% interest in a portfolio of select Power and Industrial Projects. As a result, the assets and liabilities of the Projects were classified as held for sale at that time and the

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Company ceased recording depreciation and amortization expense related to these assets. In 2008, the Company’s work on this planned monetization was discontinued and the assets and liabilities of the Projects were no longer classified as held for sale. Depreciation and amortization resumed when the assets were reclassified as held and used. In 2008, the Company recorded a loss of $19 million related to the valuation adjustment for the cumulative depreciation and amortization not recorded during the held for sale period.

Synthetic Fuel Business

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at December 31, 2010 is $2.6 billion, although payment under these guarantees is not considered probable. The Company has reported the business activity of the synthetic fuel business as a discontinued operation. For the year ended December 31, 2008, the synthetic fuels business had net income of $22 million (including $2 million for noncontrolling interests), primarily from asset gains, net of income taxes.

NOTE 11 —	OTHER IMPAIRMENTS AND RESTRUCTURING

Other Impairments — Barnett Shale

Our Unconventional Gas Production segment recorded pre-tax impairment losses of $10 million, $6 million and $8 million in 2010, 2009 and 2008, respectively. The impairments related primarily to the write-off of expired or expiring leasehold positions that the Company does not intend to drill.

Restructuring Costs

In 2005, the Company initiated a company-wide review of its operations called the Performance Excellence Process. The Company incurred CTA restructuring expense for employee severance, early retirement programs and other costs which include project management and consultant support. In September 2006, the MPSC issued an order approving a settlement agreement that allowed Detroit Edison and MichCon, commencing in 2006, to defer the incremental CTA. Further, the order provided for Detroit Edison and MichCon to amortize the CTA deferrals over a ten-year period beginning with the year subsequent to the year the CTA was deferred. Detroit Edison deferred approximately $24 million of CTA in 2008 as a regulatory asset and capitalized $2 million. The recovery of these costs for Detroit Edison was provided for by the MPSC in the order approving the settlement in the show cause proceeding and in the December 23, 2008 MPSC rate order. Detroit Edison amortized prior year deferred CTA costs of $18 million in 2010, $18 million in 2009 and $16 million in 2008. The September 2006 order did not provide a regulatory recovery mechanism for MichCon, therefore MichCon expensed CTA incurred during the period 2006 through 2008. The Company incurred restructuring expense, net of amounts deferred and capitalized of $10 million in 2008. The June 2010 MPSC order provided for MichCon’s recovery of the regulatory unamortized balance of CTA. At June 30, 2010, MichCon deferred and recognized in income approximately $32 million ($20 million after-tax) of previously expensed CTA. The non-pension component of CTA of approximately $21 million is included in Regulatory assets. The pension component of CTA of approximately $11 million is included in Regulatory liabilities. MichCon amortized approximately $2 million of prior year deferred CTA costs in 2010. Amounts expensed are recorded in Operation and maintenance expense on the Consolidated Statements of Operations. Deferred amounts are recorded in Regulatory assets and Regulatory liabilities on the Consolidated Statements of Financial Position. See Note 12.

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

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2010	2009
	(In millions)

Assets
Recoverable pension and postretirement costs:
Pension	$1,742	$1,670
Postretirement costs	624	665
Asset retirement obligation	336	415
Recoverable income taxes related to securitized regulatory assets	400	476
Deferred income taxes — Michigan Business Tax	383	407
Cost to achieve Performance Excellence Process	137	136
Choice incentive mechanism	105	—
Recoverable uncollectible expense	90	138
Other recoverable income taxes	85	89
Unamortized loss on reacquired debt	65	70
Accrued PSCR/GCR revenue	52	—
Deferred environmental costs	41	40
Enterprise Business Systems costs	21	24
Recoverable restoration expense	19	—
Electric Customer Choice implementation costs	—	18
Other	58	15

	4,158	4,163
Less amount included in current assets	(100)	(53)

	$4,058	$4,110

Securitized regulatory assets	$729	$870

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	2010	2009
	(In millions)

Liabilities
Asset removal costs	$479	$506
Deferred income taxes — Michigan Business Tax	418	423
Negative pension offset	129	133
Renewable energy	125	32
Refundable income taxes	77	88
Refundable self implemented rates	52	27
Refundable revenue decoupling	47	—
Refundable costs under PA 141	33	27
Refundable restoration expense	15	15
Accrued PSCR/GCR refund	8	39
Fermi 2 refueling outage	3	13
Pension equalization mechanism	—	75
Other	36	11

	1,422	1,389
Less amount included in current liabilities	(94)	(52)

	$1,328	$1,337

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

ASSETS

•	Recoverable pension and postretirement costs — In 2007, the Company adopted ASC 715 (SFAS No. 158) which required, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Detroit Edison and MichCon record the charge related to the additional liability as a regulatory asset since the traditional rate setting process allows for the recovery of pension and postretirement costs. The asset will reverse as the deferred items are recognized as benefit expenses in net income.(1)

•	Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(1)

•	Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015.

•	Deferred income taxes — Michigan Business Tax (MBT) — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense.(1)

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

•	Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•	Choice incentive mechanism — Detroit Edison receivable for non-fuel revenues lost as a result of fluctuations in electric Customer Choice sales.

•	Recoverable uncollectible expense — Detroit Edison and MichCon receivable for the MPSC approved uncollectible expense tracking mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization.

•	Other recoverable income taxes — Income taxes receivable from Detroit Edison’s customers representing the difference in property-related deferred income taxes and amounts previously reflected in Detroit Edison’s rates. This asset will reverse over the remaining life of the related plant.(1)

•	Unamortized loss on reacquired debt — The unamortized discount, premium and expense related to debt redeemed with a refinancing are deferred, amortized and recovered over the life of the replacement issue.

•	Accrued PSCR revenue — Receivable for the temporary under-recovery of and a return on fuel and purchased power costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR revenue — Receivable for the temporary under-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with Gas Utility’s former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings.

•	Enterprise Business Systems (EBS) costs — The MPSC approved the deferral and amortization over 10 years beginning in January 2009 of EBS costs that would otherwise be expensed.

•	Recoverable restoration expense — Receivable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization.

•	Electric Customer Choice implementation costs — PA 141 permits, after MPSC authorization, the recovery of and a return on costs incurred associated with the implementation of the electric Customer Choice program.

•	Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge recovers the securitized regulatory asset over a fourteen-year period ending in 2015.

(1)	Regulatory assets not earning a return.

LIABILITIES

•	Asset removal costs — The amount collected from customers for the funding of future asset removal activities.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

•	Deferred income taxes — Michigan Business Tax — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax assets were established for the Company’s utilities, and offsetting regulatory liabilities were recorded as the impacts of the deferred tax assets will be reflected in rates.

•	Negative pension offset — MichCon’s negative pension costs are not included as a reduction to its authorized rates; therefore, the Company is accruing a regulatory liability to eliminate the impact on earnings of the negative pension expense accrued. This regulatory liability will reverse to the extent MichCon’s pension expense is positive in future years.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•	Refundable income taxes — Income taxes refundable to MichCon’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Refundable self implemented rates — Amounts refundable to customers for base rates implemented by Detroit Edison and MichCon in excess of amounts authorized in MPSC orders.

•	Refundable revenue decoupling — Amounts refundable to Detroit Edison customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. Amounts refundable to MichCon customers for the change in revenue resulting from the difference in weather-adjusted average sales per customer compared to the base level of average sales per customer established by the MPSC.

•	Refundable costs under PA 141 — Detroit Edison’s 2007 CIM reconciliation and allocation resulted in the elimination of Regulatory Asset Recovery Surcharge (RARS) balances for commercial and industrial customers. RARS revenues received that exceed the regulatory asset balances are required to be refunded to the affected classes.

•	Refundable restoration expense — Amounts refundable for the MPSC approved restoration expenses tracking mechanism that tracks the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization.

•	Accrued PSCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by Detroit Edison which are recoverable through the PSCR mechanism.

•	Accrued GCR refund — Liability for the temporary over-recovery of and a return on gas costs incurred by MichCon which are recoverable through the GCR mechanism.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Pension equalization mechanism — Pension expense refundable to customers representing the difference created from volatility in the pension obligation and amounts recognized pursuant to MPSC authorization.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

2009 Electric Rate Case Filing

On January 11, 2010, the MPSC issued an order in Detroit Edison’s January 26, 2009 rate case filing. The MPSC approved an annual revenue increase of $217 million or a 4.8% increase in Detroit Edison’s annual revenue requirement for 2010. Included in the approved increase in revenues was a return on equity of 11% on an expected 49% equity and 51% debt capital structure. In addition, the order provided for continued application of adjustment mechanisms for electric Customer Choice sales and expenses associated with restoration costs (storm and non-storm) and line clearance expenses and implementation of RDM and UETM mechanisms.

Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $280 million effective on July 26, 2009, the MPSC ordered refunds for the period the self-implemented rates were in effect. On December 21, 2010, the MPSC issued an order authorizing this refund to be applied as credits to customer bills during the January 2011 billing period. Detroit Edison has a refund liability of approximately $27 million, including interest at December 31, 2010 representing the refund due customers.

2009 Detroit Edison Depreciation Filing

In 2007, the MPSC ordered Michigan utilities to file depreciation studies using the current method, an approach that considers the time value of money and an inflation adjusted method proposed by the Company that removes excess escalation. In compliance with the MPSC order, Detroit Edison filed its ordered depreciation studies in November 2009. The various required depreciation studies indicate composite depreciation rates from 3.05% to 3.54%. The Company has proposed no change to its current composite depreciation rate of 3.33%. An MPSC order is expected in the second quarter of 2011.

Renewable Energy Plan

In March 2009, Detroit Edison filed its Renewable Energy Plan with the MPSC as required under Michigan Public Act 295 of 2008. The Renewable Energy Plan application requests authority to recover approximately $35 million of additional revenue in 2009. The proposed revenue increase is necessary in order to properly implement Detroit Edison’s 20-year renewable energy plan, to deliver cleaner, renewable electric generation to its customers, to further diversify Detroit Edison’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. An MPSC order was issued in June 2009 approving the renewable energy plan and customer surcharges. The Renewable Energy Plan surcharges became effective in September 2009. In August 2010, Detroit Edison filed its reconciliation for the 2009 plan year indicating that the 2009 actual renewable plan revenues and costs approximated the related surcharge revenues and cost of the filed plan. An MPSC order is expected in the third quarter of 2011.

Energy Optimization (EO) Plans

In March 2009, Detroit Edison and MichCon filed EO Plans with the MPSC as required under Michigan Public Act 295 of 2008. The EO Plan applications are designed to help each customer class reduce their electric and gas usage by: (1) building customer awareness of energy efficiency options and (2) offering a diverse set of programs and participation options that result in energy savings for each customer class. In March 2010, Detroit Edison and MichCon filed amended EO Plans with the MPSC. Detroit Edison’s amended EO Plan application proposed the recovery of EO expenditures for the period 2010-2015 of $406 million and further requested approval of surcharges to recover these costs, including a financial incentive mechanism. MichCon’s amended EO Plan proposed the recovery of EO expenditures for the period 2010-2015 of $150 million and further requested approval of surcharges that are designed to recover these costs, including a financial incentive mechanism. The MPSC approved the amended EO Plans and the surcharge and tariff sheets reflecting the exclusion of the financial incentive mechanism. The disposition of the financial incentive mechanisms is expected to be addressed in the EO reconciliation cases. In April 2010, Detroit Edison and MichCon filed reconciliations for the 2009 plan years. The Detroit Edison

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

reconciliation included $3.2 million in overrecovery, net of $3 million in incentives. The MichCon reconciliation included an underrecovery of $0.2 million, net of incentives of $0.9 million. On February 8, 2011, the MPSC issued an order approving Detroit Edison’s and MichCon’s 2009 EO reconciliation filings, including financial incentives for both utilities.

Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation

In March 2010, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2009 RETM and LCT. The Company’s 2009 restoration and line clearance expenses are less than the amount provided in rates. Accordingly, Detroit Edison has proposed a refund in the amount of approximately $16 million, including interest. An MPSC order is expected in the second quarter of 2011.

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

Detroit Edison Regulatory Asset Recovery Surcharge (RARS) Reconciliation

In April 2010, Detroit Edison filed an application with the MPSC for approval of the final reconciliation of its RARS. On January 20, 2011, the MPSC issued an order authorizing a refund of approximately $28 million, including interest, to be applied as credits to customer bills during the February 2011 billing period.

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

2011 Plan Year — In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

2010 Gas Rate Case Filing

MichCon filed a rate case on July 27, 2010 based on a fully projected 2011 test year. The filing with the MPSC requested a $51 million increase in revenues. During the pendency of this proceeding, MichCon continuously evaluated its case and determined that it no longer desired to pursue the relief requested. On December 13, 2010, the MPSC approved MichCon’s request to withdraw this rate filing.

2009 Gas Rate Case Filing

On June 3, 2010, the MPSC issued an order in MichCon’s June 9, 2009 rate case filing. The MPSC approved an annual revenue increase of $119 million. Included in the approved increase in revenues was a return on equity of 11% on an expected permanent capital structure of 50.4% equity and 49.6% debt. The rate order includes a $22 million impact of lower depreciation rates as ordered by the MPSC in March 2010, effective April 1, 2010. Since the final rate relief ordered was less than the Company’s self-implemented rate increase of $170 million effective on January 1, 2010, the MPSC ordered refunds for the period the self-implemented rates were in effect. On January 20, 2011, the MPSC issued an order authorizing this refund to be applied as credits to customer bills during the February 2011 billing period. MichCon has a refund liability of approximately $26 million, including interest at December 31, 2010 representing the refund due customers.

Other key aspects of the MPSC order include the following:

•	Continued application of an Uncollectible Expense Tracking Mechanism with two modifications. The base amount was increased prospectively from $37 million to $70 million with an 80/20 percent sharing of the expenses (modified from 90/10) above or below the base amount.

•	Implementation of a pilot Revenue Decoupling Mechanism, that will require MichCon to recover or refund the change in distribution revenue resulting from the difference in weather-adjusted average sales per customer by rate schedule compared to the base average sales per customer by rate schedule established in the MPSC order for the period July 1, 2010 to June 30, 2011.

•	Approval of the recovery of previously expensed CTA. See Note 11.

2008 MichCon Depreciation Filing

On March 18, 2010, the MPSC issued an order reducing MichCon’s composite depreciation rates from 2.97% to 2.38% effective April 1, 2010.

MichCon UETM

In March 2010, MichCon filed an application with the MPSC for approval of its UETM for 2009 requesting approximately $59 million consisting of $51 million of costs related to 2009 uncollectible expense and associated carrying charges and $8 million of under-collections for the 2007 UETM. On December 21, 2010, the MPSC approved MichCon’s request with new surcharges applicable to services rendered beginning on January 1, 2011.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

2011-2012 Plan Year — In December 2010, MichCon filed its GCR plan case for the 2011-2012 GCR plan year. MichCon filed for a maximum base GCR factor of $5.89 per Mcf adjustable monthly by a contingency factor.

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

In a September 30, 2010 filing, MichCon proposed to implement a 10-year gas meter move out program beginning in 2012 which would require capital expenditures of approximately $22 million per year primarily for relocation of inside meters to the outside of residents’ houses. Recovery of costs associated with these two programs is expected to be provided through these filings or future MichCon rate cases.

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

Income Tax Summary

The Company files a consolidated federal income tax return. Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2010	2009	2008
	(In millions)

Income before income taxes	$950	$782	$819

Income tax expense at 35% statutory rate	$333	$274	$287
Production tax credits	(33)	(12)	(7)
Investment tax credits	(6)	(7)	(7)
Depreciation	(4)	(4)	(4)
Employee Stock Ownership Plan dividends	(5)	(5)	(4)
Medicare part D subsidy	—	(6)	(5)
Domestic production activities deduction	(7)	(5)	(2)
Goodwill attributed to the sale of Gas Utility subsidiaries	—	4	—
Settlement of Federal tax audit	(12)	(11)	—
State and local income taxes, net of federal benefit	44	25	23
Other, net	1	(6)	7

Income tax expense from continuing operations	$311	$247	$288

Effective income tax rate	32.7%	31.6%	35.2%

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Components of income tax expense were as follows:

	2010	2009	2008
	(In millions)

Continuing operations
Current income taxes
Federal	$(172)	$25	$130
State and other income tax expense	26	17	17

Total current income taxes	(146)	42	147
Deferred income taxes
Federal	415	182	121
State and other income tax expense	42	23	20

Total deferred income taxes	457	205	141

Total income taxes from continuing operations	311	247	288
Discontinued operations	—	—	12

Total	$311	$247	$300

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

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2010	2009
	(In millions)

Property, plant and equipment	$(2,558)	$(1,932)
Securitized regulatory assets	(396)	(474)
Alternative minimum tax credit carry-forwards	337	197
Merger basis differences	49	51
Pension and benefits	(36)	17
Other comprehensive income	83	75
Derivative assets and liabilities	29	59
State net operating loss and credit carry-forwards	33	43
Other	(2)	78

	(2,461)	(1,886)
Less valuation allowance	(32)	(43)

	$(2,493)	$(1,929)

Current deferred income tax assets	$139	$167
Long-term deferred income tax liabilities	(2,632)	(2,096)

	$(2,493)	$(1,929)

Deferred income tax assets	$1,418	$1,462
Deferred income tax liabilities	(3,911)	(3,391)

	$(2,493)	$(1,929)

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Production tax credits earned in prior years but not utilized totaled $337 million and are carried forward indefinitely as alternative minimum tax credits. The majority of the production tax credits earned, including all of those from our synfuel projects, were generated from projects that had received a private letter ruling (PLR) from the Internal Revenue Service (IRS). These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

The Company has state deferred tax assets related to net operating loss and credit carry-forwards of $32 million and $43 million at December 31, 2010 and 2009, respectively. The state net operating loss and credit carry-forwards expire from 2011 through 2030. The Company has recorded valuation allowances at December 31, 2010 and 2009 of approximately $32 million and $43 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In millions)

Balance at January 1	$81	$72	$22
Additions for tax positions of prior years	4	15	12
Reductions for tax positions of prior years	(4)	(5)	(5)
Additions for tax positions related to the current year	—	7	47
Settlements	(53)	(5)	(1)
Lapse of statute of limitations	—	(3)	(3)

Balance at December 31	$28	$81	$72

The Company had $5 million and $7 million of unrecognized tax benefits at December 31, 2010 and at December 31, 2009, respectively, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain federal and state tax examinations and audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $13 million within the next twelve months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $3 million and $6 million at December 31, 2010 and December 31, 2009, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized interest expense related to income taxes of $1 million, $(2) million and $2 million in 2010, 2009 and 2008, respectively.

In 2009, the Company settled a federal tax audit for the 2004 through 2006 tax years, which resulted in the recognition of $9 million of unrecognized tax benefits. In 2010, the Company settled a federal tax audit for the 2007 and 2008 tax years, which resulted in the recognition of $53 million of unrecognized tax benefits. The Company’s federal income tax returns for 2009 and subsequent years remain subject to examination by the IRS. The Company’s Michigan Business Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

The MBT consolidated deferred tax liability balance is $366 million as of December 31, 2010 and $357 million as of December 31, 2009 and is reported net of the related federal tax benefit. The MBT deferred tax asset balance is $330 million as of December 31, 2010 and $331 million as of December 31, 2009 and is reported net of the related federal deferred tax liability. The utilities’ regulatory asset balance is $383 million and the regulatory liability balance is $418 million as of December 31, 2010. The utilities’ regulatory asset balance is $407 million and the regulatory liability balance is $423 million as of December 31, 2009 and is further discussed in Note 12.

NOTE 14 —	COMMON STOCK

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

Dividends

Certain of the Company’s credit facilities contain a provision requiring the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends the Company can pay in order to maintain compliance with this provision. See Note 18 for a definition of this ratio. The effect of this provision as of December 31, 2010 was to restrict the payment of approximately $46 million of total retained earnings of approximately $3.4 billion. There are no other effective limitations with respect to the Company’s ability to pay dividends.

NOTE 15 —	EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. Effective January 1, 2009, the adoption of new accounting requirements clarifying the definition of participating securities to be included in the earnings per share calculation had the effect of reducing previously

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

reported 2008 amounts for basic and diluted earnings per share by $.03 and $.02, respectively. A reconciliation of both calculations is presented in the following table as of December 31:

	2010	2009	2008
	(In millions, expect per share amounts)

Basic Earnings per Share
Net income attributable to DTE Energy Company	$630	$532	$546

Average number of common shares outstanding	168	164	163

Weighted average net restricted shares outstanding	1	1	1

Dividends declared — common shares	$365	$347	$344
Dividends declared — net restricted shares	2	2	2

Total distributed earnings	$367	$349	$346

Net income less distributed earnings	$263	$183	$200

Distributed (dividends per common share)	$2.18	$2.12	$2.12
Undistributed	1.57	1.12	1.22

Total Basic Earnings per Common Share	$3.75	$3.24	$3.34

Diluted Earnings per Share
Net income attributable to DTE Energy Company	$630	$532	$546

Average number of common shares outstanding	168	164	163
Average incremental shares from assumed exercise of options	1	—	—

Common shares for dilutive calculation	169	164	163

Weighted average net restricted shares outstanding	1	1	1

Dividends declared — common shares	$365	$347	$344
Dividends declared — net restricted shares	2	2	2

Total distributed earnings	$367	$349	$346

Net income less distributed earnings	$263	$183	$200

Distributed (dividends per common share)	$2.18	$2.12	$2.12
Undistributed	1.56	1.12	1.22

Total Diluted Earnings per Common Share	$3.74	$3.24	$3.34

Options to purchase approximately 5 million shares, 4 million shares and 5 million shares of common stock in 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 16 —	LONG-TERM DEBT

Long-Term Debt

The Company’s long-term debt outstanding and weighted average interest rates (1) of debt outstanding at December 31 were:

	2010	2009
	(In millions)

Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured
6.9% due 2011 to 2033	$1,597	$1,597
Detroit Edison Taxable Debt, Principally Secured
5.5% due 2011 to 2038	2,915	2,829
Detroit Edison Tax-Exempt Revenue Bonds(2)
5.5% due 2011 to 2038	1,283	1,263
MichCon Taxable Debt, Principally Secured
6.1% due 2012 to 2033	889	889
Other Long-Term Debt, Including Non-Recourse Debt	195	180

	6,879	6,758
Less amount due within one year	(765)	(521)

	$6,114	$6,237

Securitization bonds
6.5% due 2011 to 2015	$793	$933
Less amount due within one year	(150)	(140)

	$643	$793

Trust preferred-linked securities
7.8% due 2032	$186	$186
7.5% due 2044	103	103

	$289	$289

(1)	Weighted average interest rates as of December 31, 2010 are shown below the description of each category of debt.

(2)	Detroit Edison Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially mirroring the Revenue Bonds.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Debt Issuances

In 2010, the Company issued the following long-term debt:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
	(In millions)

Detroit Edison	August	Senior Notes(1)	3.45%	2020	300
Detroit Edison	September	Senior Notes(1)(2)	4.89%	2020	300
Detroit Edison	December	Tax-Exempt Revenue Bonds(3)	5.00%	2030	20

					$620

(1)	Proceeds were used to repay a portion of Detroit Edison’s $500 million 6.125% Senior Notes due October 1, 2010 and for general corporate purposes.

(2)	These bonds were priced in March 2010 in a private placement transaction which was closed and funded in September 2010.

(3)	Proceeds were used to finance the acquisition and construction of improvements to certain electrical generating facilities and pollution control equipment at Detroit Edison’s Monroe Power Plant.

Debt Retirements and Redemptions

In 2010, the following debt was retired:

Company	Month Retired	Type	Interest Rate	Maturity	Amount
					(In millions)

Detroit Edison	September	Senior Notes(1)	6.125%	2010	$500

(1)	These Senior Notes, maturing October 1, 2010, were optionally redeemed on September 30, 2010.

The following table shows the scheduled debt maturities, excluding any unamortized discount or premium on debt:

						2016 and
	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Amount to mature	$915	$520	$512	$861	$477	$4,685	$7,970

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Cross Default Provisions

Substantially all of the net utility properties of Detroit Edison and MichCon are subject to the lien of mortgages. Should Detroit Edison or MichCon fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 17 —	PREFERRED AND PREFERENCE SECURITIES

As of December 31, 2010, the amount of authorized and unissued stock is as follows:

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

The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2010, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.49 to 1, 0.52 to 1 and 0.46 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at December 31, 2010 is shown in the following table:

	DTE Energy	Detroit Edison	MichCon	Total
	(In millions)

Unsecured revolving credit facility, expiring August 2012	$538	$212	$250	$1,000
Unsecured revolving credit facility, expiring August 2013	562	63	175	800
Unsecured letter of credit facility, expiring in May 2013	50	—	—	50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125

Total credit facilities at December 31, 2010	$1,275	$275	$425	$1,975

Amounts outstanding at December 31, 2010:
Commercial paper issuances	—	—	150	150
Letters of credit	153	—	—	153

	153	—	150	303

Net availability at December 31, 2010	$1,122	$275	$275	$1,672

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $28 million which are used for various corporate purposes.

The weighted average interest rate for short-term borrowings was 0.4% and 0.7% at December 31, 2010 and 2009, respectively.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. In April 2010, the agreement was amended to allow for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At December 31, 2010, a $10 million letter of credit was in place, raising capacity under this facility for up to $110 million. The $10 million letter of credit is included in the table above. The amount outstanding under this agreement was $39 million and $1 million at December 31, 2010 and December 31, 2009, respectively.

NOTE 19 —	CAPITAL AND OPERATING LEASES

Lessee — The Company leases various assets under capital and operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2031. Future minimum lease payments under non-cancelable leases at December 31, 2010 were:

	Capital	Operating
	Leases	Leases
	(In millions)

2011	$12	$39
2012	9	32
2013	9	26
2014	9	22
2015	9	18
Thereafter	14	74

Total minimum lease payments	$62	$211

Less imputed interest	9

Present value of net minimum lease payments	53
Less current portion	10

Non-current portion	$43

Rental expense for operating leases was $54 million in 2010, $58 million in 2009, and $49 million in 2008.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Lessor  — The Company leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. The Company owns a 40% interest in the Vector Pipeline. In addition, the Company has an energy services agreement, a portion of which is accounted for as a capital lease. The agreement expires in 2019, with a three or five year renewal option. The components of the net investment in the capital leases at December 31, 2010, were as follows:

(In millions)

2011	$12
2012	12
2013	12
2014	12
2015	12
Thereafter	56

Total minimum future lease receipts	116
Residual value of leased pipeline	40
Less unearned income	(64)

Net investment in capital lease	92
Less current portion	(4)

$88

NOTE 20 —	COMMITMENTS AND CONTINGENCIES

Environmental

Electric Utility

Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. It is not possible to quantify the impact of those expected rulemakings at this time.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five of Detroit Edison’s power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.

On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in May 2011.

DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the civil action, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

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

Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2010 and December 31, 2009, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

Landfill — Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of December 31, 2010 and December 31, 2009, the Company had $36 million, accrued for remediation.

Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens Fuel Gas approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

Non-Utility

The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.

The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDNRE concerning visible emissions readings that resulted from the Company self reporting to MDNRE questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation.

The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company received two notices of violation from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend approximately $0.7 million on the existing waste water treatment system to comply with existing water discharge requirements. The Company may spend an additional $13 million over the next few years to meet future regulatory requirements and gain other operational improvements savings. The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Public Liability Insurance

As of January 1, 2011, as required by federal law, Detroit Edison maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $117.5 million could be levied against each licensed nuclear facility, but not more than $17.5 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted as a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others.

In connection with the November 2010 sale of the steam heating business by Thermal Ventures II, L.P. an $11 million bank term loan was repaid and the guarantee by Detroit Edison was released. In addition, Detroit Edison made a new $6 million secured senior term loan to the new entity. The Company has reserved the entire amount of the term loan.

The Company’s remaining guarantees are not individually material with maximum potential payments totaling $10 million at December 31, 2010.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2010, the Company had approximately $14 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Labor Contracts

There are several bargaining units for the Company’s approximately 5,000 represented employees. In the 2010 third quarter, a new three-year agreement was ratified covering approximately 3,800 represented employees. The majority of the remaining represented employees are under contracts that expire in June 2011 and August 2012.

Purchase Commitments

As of December 31, 2010, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $6 billion from 2011 through 2051 as detailed in the following table:

(In millions)

2011	$2,175
2012	1,085
2013	585
2014	471
2015	273
2016 — 2051	1,332

$5,921

The Company also estimates that 2011 capital expenditures will be approximately $1.4 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s policy is to fund pension costs by contributing amounts consistent with the Pension Protection Act of 2006 provisions and additional amounts when it deems appropriate. The Company contributed $200 million to its pension plans in 2010, including a contribution of DTE Energy stock of $100 million (consisting of approximately 2.2 million shares valued at an average price of $44.97 per share). In January 2011, the Company contributed $200 million to its pension plans.

Net pension cost includes the following components:

	2010	2009	2008
	(In millions)

Service cost	$64	$52	$55
Interest cost	202	203	190
Expected return on plan assets	(258)	(255)	(259)
Amortization of:
Net actuarial loss	100	52	32
Prior service cost	4	6	6

Net pension cost	$112	$58	$24

	2010	2009
	(In millions)

Other changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets
Net actuarial loss	$166	$216
Amortization of net actuarial loss	(100)	(52)
Amortization of prior service cost	(4)	(6)

Total recognized in other comprehensive income and regulatory assets	$62	$158

Total recognized in net periodic pension cost, Other comprehensive income and regulatory assets	$174	$216

Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$133	$100
Prior service cost	3	4

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	2010	2009
	(In millions)

Accumulated benefit obligation, end of year	$3,521	$3,193

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,436	$3,032
Consolidation of VIEs	82	—
Service cost	64	52
Interest cost	202	203
Actuarial loss	216	351
Benefits paid	(215)	(202)

Projected benefit obligation, end of year	$3,785	$3,436

Change in plan assets
Plan assets at fair value, beginning of year	$2,549	$2,155
Consolidation of VIEs	64	—
Actual return on plan assets	309	390
Company contributions	206	206
Benefits paid	(215)	(202)

Plan assets at fair value, end of year	$2,913	$2,549

Funded status of the plans	$(872)	$(887)

Amount recorded as:
Current liabilities	$(6)	$(6)
Noncurrent liabilities	(866)	(881)

	$(872)	$(887)

Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$195	$196
Prior service (credit)	(4)	(5)

	$191	$191

Amounts recognized in regulatory assets (see Note 12)
Net actuarial loss	$1,730	$1,653
Prior service cost	12	17

	$1,742	$1,670

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2010	2009	2008

Projected benefit obligation
Discount rate	5.50%	5.90%	6.90%
Rate of compensation increase	4.00%	4.00%	4.00%
Net pension costs
Discount rate	5.90%	6.90%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment and rebalancing. As a result of this process, the Company is lowering its long-term rate of return assumptions for its pension plans to 8.50% for 2011. The Company believes this rate is a reasonable assumption for the long-term rate of return on its plan assets for 2011 given its investment strategy.

At December 31, 2010, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)

2011	$217
2012	226
2013	231
2014	235
2015	244
2016 — 2020	1,343

$2,496

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

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Target allocations for plan assets as of December 31, 2010 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8

100%

Fair Value Measurements at December 31, 2010(a)

				Balance at
				December 31,
	Level 1	Level 2	Level 3	2010
	(In millions)

Asset Category:
Short-term investments(b)	$—	$34	$—	$34
Equity securities
U.S. Large Cap(c)	686	38	—	724
U.S. Small/Mid Cap(d)	181	8	—	189
Non U.S(e)	285	222	—	507
Fixed income securities(f)	61	658	—	719
Other types of investments
Hedge Funds and Similar Investments(g)	189	73	304	566
Private Equity and Other(h)	—	—	174	174

Total	$1,402	$1,033	$478	$2,913

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements at December 31, 2009(a)

				Balance at
				December 31,
	Level 1	Level 2	Level 3	2009
	(In millions)

Asset Category:
Short-term investments(b)	$—	$63	$—	$63
Equity securities
U.S. Large Cap(c)	659	30	—	689
U.S. Small/Mid Cap(d)	153	3	—	156
Non U.S(e)	231	120	—	351
Fixed income securities(f)	47	599	—	646
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	484	484
Private Equity and Other(h)	—	—	160	160

Total	$1,090	$815	$644	$2,549

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. In 2009, pricing for investments in this category was based on limited observable inputs as there was little, if any, publicly available pricing. Valuations for assets in this category may be based on relevant publicly-traded securities, derivatives, and privately-traded securities. In 2010, pricing for investments in this category included quoted prices in active markets and quotations from broker or pricing services. Non-exchanged traded securities held in commingled funds are classified as Level 2 assets.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(In millions)

Beginning Balance at January 1, 2010	$484	$160	$644
Total realized/unrealized gains (losses)	51	23	74
Purchases, sales and settlements	(231)	(9)	(240)

Ending Balance at December 31, 2010	$304	$174	$478

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$29	$13	$42

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(In millions)

Beginning Balance at January 1, 2009	$468	$159	$627
Total realized/unrealized gains (losses)	31	(11)	20
Purchases, sales and settlements	(15)	12	(3)

Ending Balance at December 31, 2009	$484	$160	$644

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$34	$(10)	$24

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $34 million, $33 million, and $33 million in each of the years 2010, 2009, and 2008, respectively.

Other Postretirement Benefits

The Company provides certain postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet its postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) and 401(h) trusts exist for

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

represented and non-represented employees. The Company contributed $160 million to its postretirement medical and life insurance benefit plans during 2010, including a transfer of $25 million from the MichCon Grantor Trust.

In January 2011, the Company contributed $81 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $90 million contribution to its VEBA trusts through the remainder of 2011.

Net postretirement cost includes the following components:

	2010	2009	2008
	(In millions)

Service cost	$61	$59	$62
Interest cost	125	133	121
Expected return on plan assets	(74)	(55)	(75)
Amortization of:
Net loss	54	72	38
Prior service (credit)	(4)	(6)	(6)
Net transition obligation	2	2	2

Net postretirement cost	$164	$205	$142

	2010	2009
	(In millions)

Other changes in plan assets and APBO recognized in other comprehensive income and regulatory assets
Net actuarial loss (gain)	$93	$(59)
Amortization of net actuarial loss	(54)	(72)
Prior service cost (credit)	(79)	—
Amortization of prior service credit	4	6
Amortization of transition (asset)	(2)	(2)

Total recognized in other comprehensive income and regulatory assets	$(38)	$(127)

Total recognized in net periodic pension cost, other comprehensive income and regulatory assets	$126	$78

	2010	2009

Estimated amounts to be amortized from accumulated other comprehensive income and regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$59	$53
Prior service (credit)	$(26)	$(3)
Net transition obligation	$2	$2

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as accrued postretirement cost in the Consolidated Statements of Financial Position at December 31:

	2010	2009
	(In millions)

Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$2,151	$2,032
Consolidation of VIEs	21	—
Service cost	61	59
Interest cost	125	133
Plan amendments	(79)	—
Actuarial loss	127	22
Medicare Part D subsidy	7	6
Benefits paid	(108)	(101)

Accumulated postretirement benefit obligation, end of year	$2,305	$2,151

Change in plan assets
Plan assets at fair value, beginning of year	$864	$598
Actual return on plan assets	108	135
Company contributions	160	205
Benefits paid	(103)	(74)

Plan assets at fair value, end of year	$1,029	$864

Funded status, end of year	$(1,276)	$(1,287)

Amount recorded as:
Current liabilities	$(1)	$—
Noncurrent liabilities	$(1,275)	$(1,287)

	$(1,276)	$(1,287)

Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$46	$51
Prior service (credit)	(28)	(27)
Net transition (asset)	(2)	(12)

	$16	$12

Amounts recognized in regulatory assets (See Note 12)
Net actuarial loss	$692	$646
Prior service cost	(74)	1
Net transition obligation	6	18

	$624	$665

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net benefit costs are listed below:

	2010	2009	2008

Projected benefit obligation
Discount rate	5.50%	5.90%	6.90%
Net benefit costs
Discount rate	5.90%	6.90%	6.50%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
Health care trend rate pre-65	7.00%	7.00%	7.00%
Health care trend rate post-65	7.00%	7.00%	6.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year in which ultimate reached	2016	2016	2011

A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $32 million and increased the accumulated benefit obligation by $300 million at December 31, 2010. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $28 million and would have decreased the accumulated benefit obligation by $287 million at December 31, 2010.

At December 31, 2010, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2011	$110
2012	114
2013	137
2014	144
2015	151
2016 — 2020	866

$1,522

The process used in determining the long-term rate of return for assets and the investment approach for the Company’s other postretirement benefits plans is similar to those previously described for its pension plans.

Target allocations for plan assets as of December 31, 2010 are listed below:

U.S. Large Cap Equity Securities	25%
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	10

100%

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements at December 31, 2010(a)

				Balance at
				December 31,
	Level 1	Level 2	Level 3	2010
	(In millions)

Asset Category:
Short-term investments(b)	$—	$8	$—	$8
Equity securities
U.S. Large Cap(c)	126	62	—	188
U.S. Small/Mid Cap(d)	60	58	—	118
Non U.S(e)	79	122	—	201
Fixed income securities(f)	4	252	—	256
Other types of investments
Hedge Funds and Similar Investments(g)	76	48	79	203
Private Equity and Other(h)	—	—	55	55

Total	$345	$550	$134	$1,029

Fair Value Measurements at December 31, 2009(a)

				Balance at
				December 31,
	Level 1	Level 2	Level 3	2009
	(In millions)

Asset Category:
Short-term investments(b)	$—	$18	$—	$18
Equity securities
U.S. Large Cap(c)	148	80	—	228
U.S. Small/Mid Cap(d)	46	50	—	96
Non U.S(e)	73	69	—	142
Fixed income securities(f)	8	234	—	242
Other types of investments
Hedge Funds and Similar Investments(g)	—	—	92	92
Private Equity and Other(h)	—	—	46	46

Total	$275	$451	$138	$864

(a)	See Note 4 — Fair Value for a description of levels within the fair value hierarchy.

(b)	This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(c)	This category comprises both actively and not actively managed portfolios that track the S&P 500 low cost equity index funds. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(d)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

(e)	This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as Level 2 assets.

(f)	This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)	This category includes a diversified group of funds and strategies that attempt to capture financial market inefficiencies. In 2009, pricing for investments in this category was based on limited observable inputs as there was little, if any, publicly available pricing. Valuations for assets in this category may be based on relevant publicly-traded securities, derivatives, and privately-traded securities. In 2010, pricing for investments in this category included quoted prices in active markets and quotations from broker or pricing services. Non-exchanged traded securities held in commingled funds are classified as Level 2 assets.

(h)	This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relative publicly-traded comparables and comparable transactions.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(In millions)

Beginning Balance at January 1, 2010	$92	$46	$138
Total realized/unrealized gains	10	8	18
Purchases, sales and settlements	(23)	1	(22)

Ending Balance at December 31, 2010	$79	$55	$134

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$6	$7	$13

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

	Hedge Funds
	and Similar	Private Equity
	Investments	and Other	Total
	(In millions)

Beginning Balance at January 1, 2009	$76	$38	$114
Total realized/unrealized gains	6	5	11
Purchases, sales and settlements	10	3	13

Ending Balance at December 31, 2009	$92	$46	$138

The amount of total gains (losses) for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$7	$2	$9

Healthcare Legislation

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

For DTE Energy and its utilities this change in tax law required a remeasurement of the Deferred Tax Asset related to the OPEB obligation and the Deferred Tax Liability related to the OPEB Regulatory Asset. The net impact of the remeasurement is $23 million, $18 million and $4 million for DTE Energy, Detroit Edison and MichCon, respectively. The Detroit Edison and MichCon amounts have been deferred as Regulatory Assets as the traditional rate setting process allows for the recovery of income tax costs. Income tax expense of $1 million was recognized related to corporate entities in 2010.

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic postretirement benefit costs by $7 million in 2010, $20 million in 2009, and $14 million in 2008. At December 31, 2010, the gross amount of federal subsidies expected to be received in each of the next two years is estimated to be $7 million in 2011 and $8 million in 2012.

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

Stock-based compensation for the reporting periods is as follows:

	2010	2009	2008
	(In millions)

Stock-based compensation	$52	$56	$38
Tax benefit of compensation	$20	$22	$13

Approximately $3.3 million, $3.3 million, and $1.6 million of stock-based compensation cost was capitalized as part of fixed assets during 2010, 2009, and 2008, respectively.

Options

Options are exercisable according to the terms of the individual stock option award agreements and expire 10 years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.

Stock option activity was as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
			(In millions)

Options outstanding at January 1, 2010	5,593,392	$40.50
Granted	611,500	$43.95
Exercised	(1,256,897)	$39.74
Forfeited or expired	(120,538)	$42.30

Options outstanding at December 31, 2010	4,827,457	$41.09	$25

Options exercisable at December 31, 2010	3,440,401	$42.57	$13

As of December 31, 2010, the weighted average remaining contractual life for the exercisable shares is 4.10 years. As of December 31, 2010, 1,387,056 options were non-vested. During 2010, 663,754 options vested.

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $5.62, $4.41, and $4.76, respectively. The intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $9 million, $3 million, and $1 million, respectively. Total option expense recognized during 2010, 2009 and 2008 was $4 million, $3 million and $3 million, respectively.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

			Weighted
			Average
		Weighted	Remaining
Range of	Number of	Average	Contractual Life
Exercise Prices	Options	Exercise Price	(Years)

$27.00 — $38.00	626,927	$27.76	8.16
$38.01 — $42.00	1,902,170	$41.09	4.02
$42.01 — $45.00	1,771,567	$43.96	5.87
$45.01 — $50.00	526,793	$47.26	4.97

	4,827,457	$41.09	5.34

The Company determined the fair value for these options at the date of grant using a Black-Scholes based option pricing model and the following assumptions:

	December 31
	2010	2009	2008

Risk-free interest rate	2.91%	2.04%	3.05%
Dividend yield	5.08%	4.98%	5.20%
Expected volatility	22.96%	27.88%	20.45%
Expected life	6 years	6 years	6 years

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

Stock award activity for the periods ended December 31 was:

	2010	2009	2008

Fair value of awards vested (in millions)	$19	$18	$18
Restricted common shares awarded	238,405	523,660	389,055
Weighted average market price of shares awarded	$44.08	$28.73	$41.96
Compensation cost charged against income (in millions)	$12	$18	$20

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s stock awards activity for the period ended December 31, 2010:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value

Balance at January 1, 2010	1,024,765	$37.11
Grants	238,405	$44.08
Forfeitures	(21,549)	$37.28
Vested	(484,207)	$40.21

Balance at December 31, 2010	757,414	$37.32

Performance Share Awards

Performance shares awarded under the plan are for a specified number of shares of common stock that entitle the holder to receive a cash payment, shares of common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. The Company accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.

The Company recorded compensation expense as follows:

	2010	2009	2008
	(In millions)

Compensation expense	$36	$35	$15
Cash settlements(1)	$3	$1	$3
Stock settlements(1)	$23	$8	$—

(1)	Sum of cash and stock settlements approximates the intrinsic value of the liability.

During the vesting period, the recipient of a performance share award has no shareholder rights. However, for performance shares granted before 2010, recipients will be paid an amount equal to the dividend equivalent on such shares. Performance shares granted in 2010 or later will not be entitled to dividend equivalent payments before the performance shares granted are earned and vested. Performance share awards are nontransferable and are subject to risk of forfeiture.

The following table summarizes the Company’s performance share activity for the period ended December 31, 2010:

Performance
Shares

Balance at January 1, 2010	1,455,042
Grants	582,552
Forfeitures	(103,520)
Payouts	(406,821)

Balance at December 31, 2010	1,527,253

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Unrecognized Compensation Costs

As of December 31, 2010, there was $44 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.58 years.

	Unrecognized
	Compensation	Weighted Average
	Cost	to be Recognized
	(In millions)	(In years)

Options	$2	1.40
Stock awards	10	1.09
Performance shares	32	1.75

	$44	1.58

NOTE 23 —	SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	2010	2009	2008
	(In millions)

Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$79	$167	$328
Inventories	(133)	28	96
Recoverable pension and postretirement costs	(32)	(19)	(1,324)
Accrued/prepaid pensions	67	11	944
Accounts payable	12	(162)	(286)
Income taxes payable	(245)	43	(22)
Derivative assets and liabilities	(48)	(81)	(178)
Postretirement obligation	(24)	(147)	340
Other assets	(52)	58	3
Other liabilities	83	171	7

	$(293)	$69	$(92)

Supplementary cash and non-cash information for the years ended December 31, were as follows:

	2010	2009	2008
	(In millions)

Cash paid (received) for:
Interest (net of interest capitalized)	$551	$550	$496
Income taxes	$93	$18	$(59)
Noncash financing activities: Common stock issued for employee benefit plans	$156	$47	$15

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

NOTE 24 —	SEGMENT AND RELATED INFORMATION

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

Gas Storage and Pipelines consists of natural gas storage and pipelines businesses.

Unconventional Gas Production is engaged in unconventional gas and oil project development and production.

Power and Industrial Projects is comprised of coke batteries and pulverized coal projects, reduced emission fuel and steel industry fuel-related projects, on-site energy services, renewable power generation, landfill gas recovery and coal transportation, marketing and trading.

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	2010	2009	2008
	(In millions)

Electric Utility	$30	$28	$16
Gas Utility	—	2	7
Gas Storage and Pipelines	4	5	10
Power and Industrial Projects	161	11	80
Energy Trading	89	93	145
Corporate & Other	(65)	(74)	(80)

	$219	$65	$178

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

Financial data of the business segments follows:

						Net Income
						Attributable
		Depreciation,				to DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(In millions)

2010
Electric Utility	$4,993	$849	$(1)	$313	$270	$441	$16,375	$1,206	$864
Gas Utility	1,648	92	(9)	66	67	127	3,854	759	147
Gas Storage and Pipelines	83	5	(1)	6	32	51	391	9	5
Unconventional Gas Production	32	15	—	6	(6)	(11)	308	2	27
Power and Industrial Projects	1,144	60	(3)	33	3	85	1,236	27	53
Energy Trading	875	5	—	13	5	6	483	17	1
Corporate & Other	1	1	(47)	160	(60)	(69)	2,249	—	—
Reconciliation and Eliminations	(219)	—	49	(48)	—	—	—	—	—

Total	$8,557	$1,027	$(12)	$549	$311	$630	$24,896	$2,020	$1,097

						Net Income
						Attributable
		Depreciation,				to DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(In millions)

2009
Electric Utility	$4,714	$844	$(1)	$324	$228	$376	$15,879	$1,206	$794
Gas Utility	1,788	107	(8)	68	39	80	3,832	759	166
Gas Storage and Pipelines	82	5	(1)	10	33	49	367	9	2
Unconventional Gas Production	31	16	—	6	(4)	(9)	309	2	26
Power and Industrial Projects	661	40	(3)	30	7	31	1,118	31	45
Energy Trading	804	5	(1)	10	37	75	552	17	2
Corporate & Other	—	3	(55)	147	(79)	(70)	2,138	—	—
Reconciliation and Eliminations	(66)	—	50	(50)	—	—	—	—	—

Total	$8,014	$1,020	$(19)	$545	$247	$532	$24,195	$2,024	$1,035

DTE Energy Company

Notes to Consolidated Financial Statements — (Continued)

						Net Income
						Attributable
		Depreciation,				to DTE
	Operating	Depletion &	Interest	Interest	Income	Energy	Total		Capital
	Revenue	Amortization	Income	Expense	Taxes	Company	Assets	Goodwill	Expenditures
	(In millions)

2008
Electric Utility	$4,874	$743	$(6)	$293	$186	$331	$15,798	$1,206	$944
Gas Utility	2,152	102	(8)	66	41	85	3,884	772	239
Gas Storage and Pipelines	71	5	(1)	7	24	38	316	9	19
Unconventional Gas Production(1)	48	12	—	2	47	84	314	2	101
Power and Industrial Projects	987	34	(7)	20	11	40	1,126	31	65
Energy Trading	1,388	5	(5)	10	31	42	787	17	5
Corporate & Other	(13)	—	(41)	154	(52)	(94)	2,365	—	—
Reconciliation and Eliminations	(178)	—	49	(49)	—	—	—	—	—

Total from Continuing Operations	$9,329	$901	$(19)	$503	$288	526	24,590	2,037	1,373

Discontinued Operations (Note 10)						20	—	—	—

Total						$546	$24,590	$2,037	$1,373

(1)	Net income attributable to DTE Energy Company of the Unconventional Gas Production segment in 2008 reflects the gain recognized on the sale of Barnett shale properties. See Note 10.

NOTE 25 —	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share may not total for the years, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
	(In millions, except per share amounts)

2010
Operating Revenues	$2,453	$1,792	$2,139	$2,173	$8,557
Operating Income	$472	$256	$386	$350	$1,464
Net Income Attributable to DTE Energy Company	$229	$86	$163	$152	$630
Basic Earnings per Share	$1.38	$.51	$.97	$.90	$3.75
Diluted Earnings per Share	$1.38	$.51	$.96	$.90	$3.74

2009
Operating Revenues	$2,255	$1,688	$1,950	$2,121	$8,014
Operating Income	$395	$215	$332	$307	$1,249
Net Income Attributable to DTE Energy Company	$178	$83	$151	$120	$532
Basic Earnings per Share	$1.09	$.51	$.92	$.72	$3.24
Diluted Earnings per Share	$1.09	$.51	$.92	$.72	$3.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2011 Annual Meeting of Common Shareholders to be held May 5, 2011. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.
(1)	Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2)	Financial statement schedules. See “Item 8 — Financial Statements and Supplementary Data.”
(3)	Exhibits.

(i) Exhibits filed herewith.
3-1	Bylaws of DTE Energy Company, as amended through December 16, 2010.
12-46	Computation of Ratio of Earnings to Fixed Charges.
21-6	Subsidiaries of the Company.
23-23	Consent of PricewaterhouseCoopers LLP.
23-24	Consent of Deloitte & Touche LLP.
31-63	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.
31-64	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.
99-54	Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of October 15, 2010.

(ii) Exhibits incorporated herein by reference.
3(a)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3.1 to Form 8-K dated May 6, 2010).

4(a)	Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)).
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

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison’s Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison’s Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison’s Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison’s Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (1990 Series B, C, E and F)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series BP and CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Detroit Edison’s Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Detroit Edison’s Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 1999, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-204 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 1999). (1999 Series AP, BP and CP)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of August 15, 2001, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-227 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2001). (2001 Series CP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (2002 Series A and B)

Supplemental Indenture, dated as of December 1, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-232 to Detroit Edison’s Form 10-K for the year ended December 31, 2002). (2002 Series C and D)

Supplemental Indenture, dated as of August 1, 2003, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-235 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (2003 Series A)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of April 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between the Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-251 to the Detroit Edison’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series DT)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of October 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A. as successor trustee (Exhibit 4-259 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J)

Supplemental Indenture, dated as of December 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-261 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of November 1, 2009 to Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-267 to Detroit Edison’s Form 10-K for the year ended December 31, 2009). (2009 Series CT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-269 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-271 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Detroit Edison’s Form 10-K for the year ended December 31, 2010). (2010 Series CT)

4(f)	Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison’s Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2002). (5.20% Senior Notes due 2012 and 6.35% Senior Notes due 2032)

Eleventh Supplemental Indenture, dated as of December 1, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-233 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2003). (5.45% Senior Notes due 2032 and 5.25% Senior Notes due 2032)

Twelfth Supplemental Indenture, dated as of August 1, 2003, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-236 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2003). (5 1/2% Senior Notes due 2030)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison’s Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-254 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (2008 Series ET Variable Rate Senior Notes due 2029) (Exhibit 4-265 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009)

Twenty-fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-266 to Detroit Edison’s Form 10-Q for the quarter ended June 30, 2009) (2008 Series KT Variable Rate Senior Notes due 2020)

Twenty-seventh Supplemental Indenture, dated as of October 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-260 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series J 6.40% Senior Notes due 2013)

Twenty-eighth Supplemental Indenture, dated as of December 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-262 to Detroit Edison’s Form 10-K for the year ended December 31, 2008). (2008 Series LT 6.75% Senior Notes due 2038)

Twenty-ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

Thirtieth Supplemental Indenture, dated as of November 1, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-268 to Detroit Edison’s Form 10-K for the year ended December 31, 2009). (2009 Series CT Variable Rate Notes due 2024)

Thirty-First Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-270 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)

Thirty-Second Supplemental Indenture, dated as of September 1, 2010, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-272 to Detroit Edison’s Form 10-Q for the quarter ended September 30, 2010). (2010 Series A 4.89% Senior Notes due 2020)

4(g)	Trust Agreement of Detroit Edison Trust I. (Exhibit 4.9 to Registration Statement on Form S-3 (File No. 333-100000)).

4(h)	Trust Agreement of Detroit Edison Trust II. (Exhibit 4.10 to Registration Statement on Form S-3 (File No. 333-100000)).

4(i)	Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)

Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to Form 10-Q for the quarter ended March 31, 2008). (5.26% Senior Notes, 2008 Series ‘A’ due 2013, 6.04% Senior Notes, 2008 Series ‘B’ due 2018 and 6.44% Senior Notes, 2008 Series ‘C’ due 2023).

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

Twenty-ninth Supplemental Indenture dated as of July 15, 1989, among Michigan Consolidated Gas Company and Citibank, N.A. and Robert T. Kirchner, as trustees, creating an issue of first mortgage bonds and providing for the modification and restatement of the Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)).

Thirty-second Supplemental Indenture dated as of January 5, 1993 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-1 to Michigan Consolidated Gas Company Form 10-K for the year ended December 31, 1992). (First Mortgage Bonds Designated Secured Term Notes, Series B)

Thirty-third Supplemental Indenture dated as of May 1, 1995 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 33-59093)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series B)

Thirty-fourth Supplemental Indenture dated as of November 1, 1996 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-2 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-16285)). (First Mortgage Bonds Designated Secured Medium Term Notes, Series C)

Thirty-fifth Supplemental Indenture dated as of June 18, 1998 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee, creating an issue of first mortgage bonds designated as collateral bonds (Exhibit 4-2 to Michigan Consolidated Gas Company Form 8-K dated June 18, 1998).

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

10(a)	Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, Anthony F. Earley, Jr., Steven E. Kurmas, David E. Meador, Bruce D. Peterson, and non-employee Directors. (Exhibit 10-1 to Form 8-K dated December 6, 2007).

10(b)	Certain arrangements pertaining to the employment of Anthony F. Earley, Jr. with The Detroit Edison Company, dated April 25, 1994 (Exhibit 10-53 to The Detroit Edison Company’s Form 10-Q for the quarter ended March 31, 1994).

10(c)	Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1993).

10(d)	Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to Form 10-K for the year ended December 31, 1996).

10(e)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to Form 10-Q for the quarter ended June 30, 2002).

10(f)	Amended and Restated Post-Employment Income Agreement, dated March 23, 1998, between The Detroit Edison Company and Anthony F. Earley, Jr. (Exhibit 10-21 to Form 10-Q for the quarter ended March 31, 1998).

10(g)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to Form 10-Q for the quarter ended March 31, 2001).

10(h)	Amended and Restated DTE Energy Company 2006 Long-Term Incentive Plan (as amended and restated effective as of May 6, 2010) (Annex A to DTE Energy’s Definitive Proxy Statement dated March 29, 2010).

10(i)	DTE Energy Company Retirement Plan for Non-Employee Directors’ Fees (as amended and restated effective as of December 31, 1998) (Exhibit 10-31 to Form 10-K for the year ended December 31, 1998).

10(j)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(k)	Description of Executive Life Insurance Plan (Exhibit 10-47 to Form 10-Q for the quarter ended June 30, 2002).

10(l)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of May 1, 2003 (Exhibit 10-49 to Form 10-Q for the quarter ended March 31, 2003).

10(m)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to Form 8-K dated June 23, 2005).

10(n)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to Form 8-K dated June 29, 2006).

10(o)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.75 to Form 10-K for year ended December 31, 2008)
First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009. (Exhibit 10.1 to Form 8-K dated December 8, 2009).

10(p)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.76 to Form 10-K for year ended December 31, 2008).

10(q)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.77 to Form 10-K for year ended December 31, 2008).

10(r)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.78 to Form 10-K for year ended December 31, 2008).

10(s)	DTE Energy Company Plan for Deferring the Payment of Directors’ Fees as Amended and Restated, effective as of January 1, 2005. (Exhibit 10.79 to Form 10-K for year ended December 31, 2008).

10(t)	DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2005. (Exhibit 10.80 to Form 10-K for year ended December 31, 2008).

10(u)	Form of DTE Energy Three-Year Credit Agreement, dated as of August 20, 2010, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Capital, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.3 to Form 8-K filed on August 26, 2010).

10(v)	Form of MichCon Three-Year Credit Agreement, dated as of August 20, 2010, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, Citibank N.A. and Bank of America N.A., as Co-Syndication Agents (Exhibit 10.4 to Form 8-K filed on August 26, 2010).

10(w)	Form of Detroit Edison Three-Year Credit Agreement, dated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.2 to Detroit Edison Form 8-K filed on August 26, 2010).

10(x)	Form of Amended and Restated DTE Energy Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Capital, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K filed on August 26, 2010).

10(y)	Form of Amended and Restated MichCon Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among Michigan Consolidated Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, Citibank N.A. and Bank of America N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K filed on August 26, 2010).

10(z)	Form of Amended and Restated Detroit Edison Two-Year Credit Agreement, dated as of April 29, 2009 and amended and restated as of August 20, 2010, by and among The Detroit Edison Company, the lenders party thereto, Barclays Bank plc, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Detroit Edison Form 8-K filed on August 26, 2010).

(iii) Exhibits furnished herewith:

32-63	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report.

32-64	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

DTE Energy Company

Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2010	2009	2008
	(In millions)

Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$262	$265	$182
Additions:
Charged to costs and expenses	113	155	198
Charged to other accounts(1)	20	17	18
Deductions(2)	(199)	(175)	(133)

Balance at End of Period	$196	$262	$265

(1)	Collection of accounts previously written off and, in 2008, balances previously held for sale of $4 million.

(2)	Uncollectible accounts written off.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By	/s/ GERARD M. ANDERSON
Gerard M. Anderson
President and
Chief Executive Officer

Date: February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GERARD M. ANDERSON	By	/s/ DAVID E. MEADOR

	Gerard M. Anderson President and Chief Executive Officer and Director		David E. Meador Executive Vice President and Chief Financial Officer

By	/s/ PETER B. OLEKSIAK	By	/s/ GAIL J. MCGOVERN

	Peter B. Oleksiak Vice President, Controller and Chief Accounting Officer		Gail J. McGovern, Director

By	/s/ LILLIAN BAUDER	By	/s/ EUGENE A. MILLER

	Lillian Bauder, Director		Eugene A. Miller, Director

By	/s/ DAVID A. BRANDON	By	/s/ MARK A. MURRAY

	David A. Brandon, Director		Mark A. Murray, Director

By	/s/ ANTHONY F. EARLEY, JR.	By	/s/ CHARLES W. PRYOR, JR.

	Anthony F. Earley, Jr. Executive Chairman and Director		Charles W. Pryor, Jr., Director

By	/s/ W. FRANK FOUNTAIN, JR.	By	/s/ JOSUE ROBLES, JR.

	W. Frank Fountain, Jr., Director		Josue Robles, Jr., Director

By	/s/ ALLAN D. GILMOUR	By	/s/ RUTH G. SHAW

	Allan D. Gilmour, Director		Ruth G. Shaw, Director

By	/s/ FRANK M. HENNESSEY	By	/s/ JAMES H. VANDENBERGHE

	Frank M. Hennessey, Director		James H. Vandenberghe, Director

By	/s/ JOHN E. LOBBIA

John E. Lobbia, Director

Date: February 18, 2011