Form 10-Q
period 2011-03-31
DTE ENERGY CO
filed 2011-04-27
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2011
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
Yes ☐ No ☑
At March 31, 2011, 169,346,329 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE ENERGY COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2011

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CIM	A Choice Incentive Mechanism authorized by the MPSC that allows Detroit Edison to recover or refund non-fuel revenues lost or gained as a result of fluctuations in electric Customer Choice sales.

Citizens	Citizens Fuel Gas Company distributes natural gas in Adrian, Michigan

Company	DTE Energy Company and any subsidiary companies

CTA	Costs to achieve, consisting of project management, consultant support and employee severance, related to the Performance Excellence Process

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and gas.

Detroit Edison	The Detroit Edison Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of Detroit Edison, MichCon and numerous non-utility subsidiaries

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows MichCon to recover through rates its natural gas costs.

MDEQ	Michigan Department of Environmental Quality

MichCon	Michigan Consolidated Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	United States Nuclear Regulatory Commission

Production tax credits	Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

Proved reserves	Estimated quantities of natural gas, natural gas liquids and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage of electricity and natural gas.

Securitization	Detroit Edison financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

Unconventional Gas	Includes those gas and oil deposits that originated and are stored in coal bed, tight sandstone and shale formations

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric of natural gas, the ratio of 6 Mcf of gas to 1 barrel of oil

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

Forward-Looking Statements
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:
•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, increased thefts of electricity and gas and high levels of uncollectible accounts receivable;

•	changes in the economic and financial viability of suppliers and trading counterparties, and the continued ability of such parties to perform their obligations to the Company;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	the potential for increased costs or delays in completion of significant construction projects;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	impact of electric and gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•	employee relations and the impact of collective bargaining agreements;

•	unplanned outages;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	the uncertainties of successful exploration of unconventional gas resources and challenges in estimating gas and oil reserves with certainty;

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues; and

•	binding arbitration, litigation and related appeals.
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

Part I — Item 1.
DTE Energy Company
Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
(in Millions, Except per Share Amounts)	2011	2010
Operating Revenues	$2,431	$2,453

Operating Expenses
Fuel, purchased power and gas	1,071	995
Operation and maintenance	631	652
Depreciation, depletion and amortization	245	251
Taxes other than income	83	82
Asset (gains) and losses, reserves and impairments, net	11	1

	2,041	1,981

Operating Income	390	472

Other (Income) and Deductions
Interest expense	126	140
Interest income	(3)	(3)
Other income	(21)	(19)
Other expenses	7	8

	109	126

Income Before Income Taxes	281	346

Income Tax Provision	103	116

Net Income	178	230

Less: Net Income Attributable to Noncontrolling Interests	2	1

Net Income Attributable to DTE Energy Company	$176	$229

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.04	$1.38

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.04	$1.38

Weighted Average Common Shares Outstanding
Basic	169	166
Diluted	170	166

Dividends Declared per Common Share	$.56	$.53
See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$197	$65
Restricted cash	67	120
Accounts receivable (less allowance for doubtful accounts of $178 and $196, respectively)
Customer	1,401	1,393
Other	112	402
Inventories
Fuel and gas	328	460
Materials and supplies	208	202
Deferred income taxes	132	139
Derivative assets	122	131
Other	233	255

	2,800	3,167

Investments
Nuclear decommissioning trust funds	961	939
Other	521	518

	1,482	1,457

Property
Property, plant and equipment	21,729	21,574
Less accumulated depreciation, depletion and amortization	(8,676)	(8,582)

	13,053	12,992

Other Assets
Goodwill	2,020	2,020
Regulatory assets	3,980	4,058
Securitized regulatory assets	692	729
Intangible assets	69	67
Notes receivable	130	123
Derivative assets	59	77
Other	204	206

	7,154	7,280

Total Assets	$24,489	$24,896

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Financial Position (Unaudited)

	March 31	December 31
(in Millions, Except Shares)	2011	2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$631	$729
Accrued interest	134	111
Dividends payable	95	95
Short-term borrowings	—	150
Current portion long-term debt, including capital leases	899	925
Derivative liabilities	127	142
Gas inventory equalization	204	—
Other	465	597

	2,555	2,749

Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,129	6,114
Securitization bonds	559	643
Trust preferred-linked securities	289	289
Capital lease obligations	38	43

	7,015	7,089

Other Liabilities
Deferred income taxes	2,631	2,632
Regulatory liabilities	1,382	1,328
Asset retirement obligations	1,535	1,498
Unamortized investment tax credit	73	75
Derivative liabilities	90	110
Liabilities from transportation and storage contracts	79	83
Accrued pension liability	673	866
Accrued postretirement liability	1,222	1,275
Nuclear decommissioning	151	149
Other	246	275

	8,082	8,291

Commitments and Contingencies (Notes 7 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, 169,346,329 and 169,428,406 shares issued and outstanding, respectively	3,428	3,440
Retained earnings	3,513	3,431
Accumulated other comprehensive loss	(148)	(149)

Total DTE Energy Company Equity	6,793	6,722
Noncontrolling interests	44	45

Total Equity	6,837	6,767

Total Liabilities and Equity	$24,489	$24,896

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Activities
Net income	$178	$230
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	245	251
Deferred income taxes	48	36
Asset (gains), losses and reserves, net	11	1
Changes in assets and liabilities, exclusive of changes shown separately (Note 14)	240	299

Net cash from operating activities	722	817

Investing Activities
Plant and equipment expenditures — utility	(253)	(209)
Plant and equipment expenditures — non-utility	(17)	(30)
Proceeds from sale of assets, net	4	13
Restricted cash for debt redemption	53	49
Proceeds from sale of nuclear decommissioning trust fund assets	20	59
Investment in nuclear decommissioning trust funds	(28)	(68)
Consolidation of VIEs	—	19
Other	(23)	(4)

Net cash used for investing activities	(244)	(171)

Financing Activities
Redemption of long-term debt	(94)	(90)
Short-term borrowings, net	(150)	(327)
Issuance of common stock	—	9
Repurchase of common stock	(9)	—
Dividends on common stock	(95)	(88)
Other	2	(9)

Net cash used for financing activities	(346)	(505)

Net Increase in Cash and Cash Equivalents	132	141
Cash and Cash Equivalents at Beginning of Period	65	52

Cash and Cash Equivalents at End of Period	$197	$193

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Consolidated Statements of Changes in Equity and
Comprehensive Income (Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive	Noncontrolling
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Interest	Total

Balance, December 31, 2010	169,428	$3,440	$3,431	$(149)	$45	$6,767

Net income	—	—	176	—	2	178
Dividends declared on common stock	—	—	(94)	—	—	(94)
Repurchase of common stock	(559)	(26)	—	—	—	(26)
Benefit obligations, net of tax	—	—	—	1	—	1
Stock-based compensation, distributions to noncontrolling interests and other	477	14	—	—	(3)	11

Balance, March 31, 2011	169,346	$3,428	$3,513	$(148)	$44	$6,837

     The following table displays comprehensive income for the three-month periods ended March 31:

(in Millions)	2011	2010
Net income	$178	$230

Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligation, net of taxes of $1 and $1	1	2
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $- and $5	—	10

	1	12

Net unrealized gains (losses) on derivatives:
Gains (losses) during the period, net of taxes of $- and $-	—	1
Amounts reclassified to income, net of taxes of $- and $-	—	1

	—	2

Net unrealized gains (losses) on investments:
Gains (losses) during the period, net of taxes of $- and $(1)	—	(3)
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $- and $(5)	—	(10)

	—	(13)

Comprehensive income	179	231
Less: Comprehensive income attributable to noncontrolling interests	2	1

Comprehensive income attributable to DTE Energy Company	$177	$230

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:
•	Detroit Edison, an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan;

•	MichCon, a natural gas utility engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses involved in (1) natural gas pipelines, gathering and storage; (2) unconventional gas and oil project development and production; (3) power and industrial projects and coal transportation and marketing; and (4) energy marketing and trading operations.
Detroit Edison and MichCon are regulated by the MPSC. Certain activities of Detroit Edison and MichCon, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA and the MDEQ.
References in this report to “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.
Basis of Presentation
These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited, but in the Company’s opinion include all adjustments necessary for a fair presentation of such financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
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
Legal entities within the Company’s Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs. In addition, the Company has interests in certain VIEs that we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.
The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.
In 2001, Detroit Edison financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. Detroit Edison performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE, and is consolidated as the Company is the primary beneficiary.
DTE Energy has interests in two unconsolidated trusts that were formed for the purpose of issuing preferred securities and lending the gross proceeds to the Company. The assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. DTE Energy has reviewed these interests and has determined they are VIEs, but the Company is not the primary beneficiary as it does not have variable interests in the trusts and therefore, the trusts are not consolidated by the Company.
The maximum risk exposure for consolidated VIEs is reflected on the Company’s Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.
The following table summarizes the major balance sheet items for consolidated VIEs as of March 31, 2011 and December 31, 2010. Amounts at March 31, 2011 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. Entities, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE’s obligations have been excluded from the table below.

	March 31, 2011
				Restricted
	Securitization	Other	Total	Amounts
(in Millions)
ASSETS
Cash and cash equivalents	$—	$3	$3	$—
Restricted cash	55	4	59	59
Accounts receivable	39	17	56	41
Inventories	—	72	72	—
Other current assets	—	1	1	—
Property, plant and equipment	—	61	61	27
Securitized regulatory assets	692	—	692	692
Other assets	12	8	20	20

	$798	$166	$964	$839

LIABILITIES
Accounts payable and accrued current liabilities	$4	$36	$40	$4
Current portion long-term debt, including capital leases	158	7	165	165
Other current liabilities	62	12	74	63
Mortgage bonds, notes and other	—	33	33	33
Securitization bonds	559	—	559	559
Capital lease obligations	—	21	21	21
Other long term liabilities	6	2	8	7

	$789	$111	$900	$852

	December 31, 2010
				Restricted
	Securitization	Other	Total	Amounts
(in Millions)
ASSETS
Cash and cash equivalents	$—	$4	$4	$—
Restricted cash	104	8	112	112
Accounts receivable	42	8	50	44
Inventories	—	99	99	—
Other current assets	—	1	1	—
Property, plant and equipment	—	54	54	38
Securitized regulatory assets	729	—	729	729
Other assets	13	9	22	21

	$888	$183	$1,071	$944

LIABILITIES
Accounts payable and accrued current liabilities	$17	$27	$44	$18
Current portion long-term debt, including capital leases	150	7	157	157
Other current liabilities	62	6	68	66
Mortgage bonds, notes and other	—	35	35	35
Securitization bonds	643	—	643	643
Capital lease obligations	—	23	23	23
Other long term liabilities	6	7	13	12

	$878	$105	$983	$954

Amounts for non-consolidated VIEs as March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
(in Millions)
Other investments	$105	$98
Note receivable	5	6
Trust preferred — linked securities	289	289

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Intangible Assets
The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Emission allowances and renewable energy credits are charged to expense as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at March 31, 2011 and December 31, 2010. The Company’s intangible assets related to renewable energy credits were $20 million and $17 million at March 31, 2011 and December 31, 2010, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at March 31, 2011 were $63 million and $23 million, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at December 31, 2010 were $63 million and $22 million, respectively. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years.
Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2011 was 37 percent as compared to 34 percent for the three months ended March 31, 2010. The increase in the effective tax rate in 2011 is due primarily to the expiration of production tax credits for steel industry fuel as of December 31, 2010.
The Company had $5 million of unrecognized tax benefits at March 31, 2011 and at December 31, 2010, that, if recognized, would favorably impact its effective tax rate. The Company has increased its unrecognized tax benefit by $40 million as a result of a change in a tax position taken during a prior period. During the next twelve months, it is reasonably possible that the Company will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $49 million.
Offsetting Amounts Related to Certain Contracts
The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of March 31, 2011, the total cash collateral posted, net of cash collateral received, was $126 million. Derivative assets and derivative liabilities are shown net of collateral of $4 million and $92 million, respectively. At March 31, 2011, the Company recorded cash collateral received of $1 million and cash collateral paid of $39 million not related to unrealized derivative positions. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires details of transfers in and out of Level 1 and 2 fair value measurements and the gross presentation of activity within the Level 3 fair value measurement roll forward. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 effective January 1, 2010, except for the gross presentation of the Level 3 fair value measurement roll forward provision which was adopted in the first quarter of 2011, as permitted.
NOTE 4 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2011 and December 31, 2010.

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
A fair value hierarchy has been established, which prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:
•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•	Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2011:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	March 31, 2011
Assets:
Nuclear decommissioning trusts	624	337	—	—	961
Other investments(1)	55	53	—	—	108
Derivative assets:
Foreign currency exchange contracts	—	23	—	(23)	—
Commodity Contracts:
Natural Gas	1,251	89	8	(1,330)	18
Electricity	—	578	62	(484)	156
Other	47	2	5	(47)	7

Total derivative assets	1,298	692	75	(1,884)	181

Total	$1,977	$1,082	$75	$(1,884)	$1,250

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(36)	$—	$23	$(13)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,285)	(213)	(5)	1,366	(137)
Electricity	—	(551)	(54)	542	(63)
Other	(39)	(5)	—	41	(3)

Total derivative liabilities	(1,324)	(806)	(59)	1,972	(217)

Total	$(1,324)	$(806)	$(59)	$1,972	$(217)

Net Assets as of March 31, 2011	$653	$276	$16	$88	$1,033

Assets:
Current	$872	$526	$43	$(1,319)	$122
Noncurrent(3)	1,105	556	32	(565)	1,128

Total Assets	$1,977	$1,082	$75	$(1,884)	$1,250

Liabilities:
Current	$(894)	$(583)	$(33)	$1,383	$(127)
Noncurrent	(430)	(223)	(26)	589	(90)

Total Liabilities	$(1,324)	$(806)	$(59)	$1,972	$(217)

Net Assets as of March 31, 2011	$653	$276	$16	$88	$1,033

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	$—	$—	$939
Other investments(1)	56	55	—	—	111
Derivative assets:
Foreign currency exchange contracts	—	20	—	(20)	—
Commodity Contracts:
Natural Gas	1,846	128	12	(1,960)	26
Electricity	—	649	117	(589)	177
Other	68	4	4	(71)	5

Total derivative assets	1,914	801	133	(2,640)	208

Total	$2,569	$1,196	$133	$(2,640)	$1,258

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(30)	$—	$20	$(10)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,844)	(263)	(11)	1,955	(163)
Electricity	—	(653)	(63)	643	(73)
Other	(63)	(8)	—	66	(5)

Total derivative liabilities	(1,907)	(955)	(74)	2,684	(252)

Total	$(1,907)	$(955)	$(74)	$2,684	$(252)

Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006

Assets:
Current	$1,299	$663	$49	$(1,880)	$131
Noncurrent(3)	1,270	533	84	(760)	1,127

Total Assets	$2,569	$1,196	$133	$(2,640)	$1,258

Liabilities:
Current	$(1,290)	$(730)	$(21)	$1,899	$(142)
Noncurrent	(617)	(225)	(53)	785	(110)

Total Liabilities	$(1,907)	$(955)	$(74)	$2,684	$(252)

Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)	Includes $108 million and $111 million at March 31, 2011 and December 31, 2010, respectively, of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

	March 31, 2011
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of January 1, 2011	$1	$54	$4	$59
Transfers into Level 3	—	2	—	2
Transfers out of Level 3	3	(25)	—	(22)
Total gains or (losses):
Included in earnings	(4)	(15)	2	(17)
Recorded in regulatory assets/liabilities	—	—	(1)	(1)
Purchases, issuances, sales and settlements:
Settlements	3	(8)	—	(5)

Net Assets as of March 31, 2011	$3	$8	$5	$16

The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2011	$(1)	$(8)	$2	$(7)

	March 31, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of January 1, 2010	$2	$19	$3	$24
Changes in fair value recorded in income	6	79	—	85
Changes in fair value recorded in regulatory assets/liabilities	—	—	(1)	(1)
Purchases, issuances and settlements	(3)	(9)	—	(12)

Net Assets as of March 31, 2010	$5	$89	$2	$96

The amount of total gains (losses) included in net income attributed to the change in unrealized gains related to assets and liabilities held at March 31, 2010	$2	$65	$—	$67

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. For the three months ended March 31, 2011, $25 million of net assets reflecting inputs related to certain power transactions identified as observable due to available broker quotes were transferred from Level 3 to Level 2. No significant transfers between Levels 1 and 2 occurred in the three months ended March 31, 2011, and no significant transfers between Levels 1, 2 and 3 occurred in the three months ended March 31, 2010.
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

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.4 billion	$7.9 billion	$8.5 billion	$8.0 billion
Nuclear Decommissioning Trust Funds
Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. See Note 6.
The NRC has jurisdiction over the decommissioning of nuclear power plants and requires decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. The Company believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning using the NRC formula. The decommissioning assets, anticipated earnings thereon and future revenues from decommissioning collections will be used to decommission Fermi 2. The Company expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC. See Note 7.
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31,	December 31,
(in Millions)	2011	2010
Fermi 2	$930	$910
Fermi 1	3	3
Low level radioactive waste	28	26

Total	$961	$939

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Realized gains	$14	$9
Realized losses	(8)	(8)
Proceeds from sales of securities	20	59
Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of March 31, 2011
Equity securities	$590	$100
Debt securities	359	10
Cash and cash equivalents	12	—

	$961	$110

As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—

	$939	$88

The debt securities at March 31, 2011 and December 31, 2010 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $27 million and $26 million of unrealized losses as Regulatory assets at March 31, 2011 and December 31, 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three months ended March 31, 2011 and March 31, 2010 for Fermi 1 trust assets.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$79	$79	$133	$133
Equity securities	7	7	6	6
As of March 31, 2011, these securities are comprised primarily of money-market and equity securities. During the three months ended March 31, 2011, no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into losses for the period. During the three months ended March 31,

2010, $1 million of unrealized losses on available for sale securities were reclassified out of other comprehensive income into earnings for the period. Gains related to trading securities held at March 31, 2011 and March 31, 2010 were $3 million and $2 million, respectively.
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
Gas Utility — MichCon purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through March 2014. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.
Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation, gathering and storage of natural gas. Fixed-priced contracts are used in the marketing and management of transportation, gathering and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
Unconventional Gas Production — The Unconventional Gas Production business is engaged in unconventional natural gas and oil project development and production. The Company may use derivative contracts to manage changes in the price of natural gas and crude oil.
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
Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its March 31, 2011 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.
Derivative Activities
The Company manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:
•	Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with power transmission, gas transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.
•	Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.
•	Fundamentals Based Trading — Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•	Other — Includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative Assets or Liabilities, with an offset to Regulatory Assets or Liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.
The following represents the fair value of derivative instruments as of March 31, 2011:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$23	$(36)
Commodity Contracts:
Natural Gas	1,348	(1,503)
Electricity	640	(605)
Other	54	(44)

Total derivatives not designated as hedging instruments:	$2,065	$(2,188)

Total derivatives:
Current	$1,441	$(1,510)
Noncurrent	624	(679)

Total derivatives	$2,065	$(2,189)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,441	$624	$(1,510)	$(679)
Counterparty netting	(1,315)	(565)	1,315	565
Collateral adjustment	(4)	—	68	24

Total derivatives as reported	$122	$59	$(127)	$(90)

The following represents the fair value of derivative instruments as of December 31, 2010:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)

Total derivatives designated as hedging instruments:	$—	$(1)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$20	$(30)
Commodity Contracts:
Natural Gas	1,986	(2,118)
Electricity	766	(716)
Other	76	(71)

Total derivatives not designated as hedging instruments:	$2,848	$(2,935)

Total derivatives:
Current	$2,011	$(2,041)
Noncurrent	837	(895)

Total derivatives	$2,848	$(2,936)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,011	$837	$(2,041)	$(895)
Counterparty netting	(1,871)	(760)	1,871	760
Collateral adjustment	(9)	—	28	25

Total derivatives as reported	$131	$77	$(142)	$(110)

The income effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 is as follows:

		Gain (Loss)
		Recognized in
		Income on
	Location of Gain	Derivatives for
	(Loss) Recognized	Three Months Ended
(in Millions)	in Income	March 31
Derivatives Not Designated As Hedging Instruments	On Derivatives	2011	2010
Foreign currency exchange contracts	Operating Revenue	$(6)	$(11)

Commodity Contracts:
Natural Gas	Operating Revenue	6	10

Natural Gas	Fuel, purchased power and gas	(6)	(7)
Electricity	Operating Revenue	(1)	71
Other	Operating Revenue	6	—

Total		$(1)	$63

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were immaterial to both Regulatory assets and Regulatory liabilities for the three months ended March 31, 2011.
The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2011:

Commodity	Number of Units
Natural Gas (MMBtu)	582,026,946
Electricity (MWh)	57,762,044
Foreign Currency Exchange ($ CAD)	165,934,113

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2011, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $202 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.
NOTE 6 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the three months ended March 31, 2011 follows:

(in Millions)
Asset retirement obligations at December 31, 2010	$1,514
Accretion	23
Revision in estimated cash flows	19
Liabilities settled	(2)

Asset retirement obligations at March 31, 2011	1,554
Less amount included in current liabilities	(19)

$1,535

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In the first quarter of 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Subject to NRC notification, management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations.
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
Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation
In March 2011, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2010 RETM and LCT. The Company’s 2010 restoration expenses were higher than the amount provided in rates. Accordingly, Detroit Edison has requested recovery of approximately $19.5 million.

Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its UETM for 2010 requesting authority to refund approximately $7.2 million consisting of costs related to 2010 uncollectible expense.
Detroit Edison Choice Incentive Mechanism (CIM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its CIM reconciliation for 2010 requesting recovery of approximately $105.2 million.
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
The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Over/(Under)-Recovery,	PSCR Cost of
PSCR Year	Date Filed	Including Interest	Power Sold
2009	March 2010	$15.6 million	$1.2 billion
2010	March 2011	$(52.6) million	$1.2 billion
2010 PSCR Year — The 2010 PSCR reconciliation includes $15.6 million net over-recovery for the 2009 PSCR year. In addition to the net under-recovery of $52.6 million, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.
2011 Plan Year — In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.
Energy Optimization (EO) Plans
In April 2011, Detroit Edison and MichCon both filed separate applications for approval of their respective reconciliations of their 2010 EO plan expenses. Specifically Detroit Edison’s EO reconciliation includes a cumulative $21 million net over-recovery at year end 2010 for the 2010 EO plan. MichCon’s EO reconciliation includes a cumulative $5.6 million net over-recovery at year end 2010 for the 2010 EO plan.
MichCon UETM
In March 2011, MichCon filed an application with the MPSC for approval of its UETM for 2010 requesting recovery of approximately $31.4 million consisting of costs related to 2010 uncollectible expense.
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
A reconciliation of both calculations is presented in the following table as of March 31:

(in Millions, except per share amounts)	2011	2010
Basic Earnings per Share
Net income attributable to DTE Energy Company	$176	$229

Average number of common shares outstanding	169	166

Weighted average net restricted shares outstanding	1	1

Dividends declared — common shares	$94	$88
Dividends declared — net restricted shares	1	—

Total distributed earnings	$95	$88

Net income less distributed earnings	$81	$141

Distributed (dividends per common share)	$.56	$.53
Undistributed	.48	.85

Total Basic Earnings per Common Share	$1.04	$1.38

Diluted Earnings per Share
Net income attributable to DTE Energy Company	$176	$229

Average number of common shares outstanding	169	166
Average incremental shares from assumed exercise of options	1	—

Common shares for dilutive calculation	170	166

Weighted average net restricted shares outstanding	1	1

Dividends declared — common shares	$94	$88
Dividends declared — net restricted shares	1	—

Total distributed earnings	$95	$88

Net income less distributed earnings	$81	$141

Distributed (dividends per common share)	$.56	$.53
Undistributed	.48	.85

Total Diluted Earnings per Common Share	$1.04	$1.38

Options to purchase approximately 0.4 million and 2 million shares of common stock as of March 31, 2011 and March 31, 2010, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.
NOTE 9 — LONG-TERM DEBT
In April 2011, Detroit Edison remarketed $31 million of Tax-Exempt Revenue Bonds in a long-term rate mode at 2.35% for a three-year term. The final maturity of the issue is October 1, 2024.

NOTE 10 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon have entered into unsecured revolving credit facilities with similar terms with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2011, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.49 to 1, 0.51 to 1 and 0.46 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at March 31, 2011 is shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total
Unsecured revolving credit facility, expiring August 2012	$538	$212	$250	$1,000
Unsecured revolving credit facility, expiring August 2013	562	63	175	800
Unsecured letter of credit facility, expiring in May 2013	50	—	—	50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125

Total credit facilities at March 31, 2011	$1,275	$275	$425	$1,975

Amounts outstanding at March 31, 2011:
Letters of credit	134	—	—	134

Net availability at March 31, 2011	$1,141	$275	$425	$1,841

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $35 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At March 31, 2011, a $10 million letter of credit was in place, raising the capacity under this facility to $110 million. The $10 million letter of credit is included in the table above. The amount outstanding under this agreement was $11 million and $39 million at March 31, 2011 and December 31, 2010, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA’s proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. DTE Energy is reviewing potential impacts of the proposed rule. The EPA will be accepting input on the proposal and may modify it prior to finalization, scheduled for November 2011. It is not possible to quantify the impact of this and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA is requesting the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA is requesting the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. On March 28, 2011, the EPA issued a revised rule, which is currently under review. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2011 and December 31, 2010, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.
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
The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of March 31, 2011 and December 31, 2010, the Company had $36 million accrued for remediation.
Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDEQ concerning visible emissions readings that resulted from the Company self reporting to MDEQ questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation.
The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company received two notices of violation from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $1 million on the existing waste water treatment system to comply with existing water discharge requirements. The Company may spend an additional $13 million over the next few years to meet future regulatory requirements and gain other operational improvements savings.
The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
Other
In 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (MACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines. This new set of regulations may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The new MACT regulations for industrial boilers provide three years for compliance with the major and area source standards. The Company is currently assessing the impact on current operations to determine the financial impact, if any, to comply with the new standards.
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
Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted for as a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. In 2011, the Company expects to begin loading spent nuclear fuel into an on-site dry cask storage facility which is expected to provide sufficient storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees
In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $10 million at March 31, 2011.
The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2011, the Company had approximately $14 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for the Company’s approximately 5,000 represented employees. Approximately 400 employees are under contracts that expire in June 2011. The majority of the remaining represented employees are under contracts that expire August 2012 and June and October 2013.
Purchase Commitments
As of March 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $6 billion from 2011 through 2051.

The Company also estimates that 2011 capital expenditures will be approximately $1.7 billion. The Company has made certain commitments in connection with expected capital expenditures.
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
NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
(in Millions)	Pension Benefits		Benefits
Three Months Ended March 31	2011	2010	2011	2010
Service cost	$19	$16	$17	$16
Interest cost	51	50	31	31
Expected return on plan assets	(62)	(64)	(24)	(18)
Amortization of:
Net actuarial loss	33	25	15	13
Prior service cost	1	1	(7)	(1)
Net transition liability	—	—	1	1

Net periodic benefit cost	$42	$28	$33	$42

Pension and Other Postretirement Contributions
In January 2011, the Company contributed $200 million to its pension plans.
In January 2011, the Company contributed $81 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $90 million contribution to its other postretirement benefit plans by the end of 2011.

NOTE 13 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Stock-based compensation expense	$18	$15
Tax benefit	7	6
Stock-based compensation cost capitalized in property, plant and equipment	1	1
Stock Options
The following table summarizes our stock option activity for the three months ended March 31, 2011:

			(in Millions)
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Options	Exercise Price	Value
Options outstanding at January 1, 2011	4,827,457	$41.09
Granted	—	$—
Exercised	(557,063)	$40.11
Forfeited or expired	(4,184)	$43.33

Options outstanding at March 31, 2011	4,266,210	$41.21	$25.21

Options exercisable at March 31, 2011	3,596,318	$41.89	$18.85

As of March 31, 2011, the weighted average remaining contractual life for the exercisable shares was 4.71 years. As of March 31, 2011, 669,892 options were non-vested. During the three months ended March 31, 2011, 684,857 options vested.
There were no stock options granted during the three months ended March 31, 2011. The intrinsic value of options exercised for the three months ended March 31, 2011 was $4.3 million. Total option expense recognized was $0.5 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.
Restricted Stock Awards
The following summarizes stock awards activity for the three months ended March 31, 2011:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at January 1, 2011	757,414	$37.32
Grants	197,930	$46.85
Forfeitures	(10,952)	$36.06
Vested and issued	(236,685)	$39.42

Balance at March 31, 2011	707,707	$39.41

Performance Share Awards
The following summarizes performance share activity for the three months ended March 31, 2011:

Performance Shares
Balance at January 1, 2011	1,527,253
Grants	589,100
Forfeitures	(1,010)
Payouts	(467,688)

Balance at March 31, 2011	1,647,655

Unrecognized Compensation Cost
As of March 31, 2011, the Company had $73 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. These costs are expected to be recognized over a weighted-average period of 1.83 years.
NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION
The following provides detail of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary non-cash information:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(10)	$114
Inventories	125	88
Accrued/prepaid pensions	(194)	(100)
Accounts payable	(61)	(47)
Income taxes receivable/payable	245	79
Derivative assets and liabilities	(9)	(86)
Gas inventory equalization	204	190
Postretirement obligation	(52)	39
Other assets	93	54
Other liabilities	(101)	(32)

	$240	$299

Noncash financing activities:
Common stock issued for employee benefit plans	$1	$124
NOTE 15 — SEGMENT INFORMATION
The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:
Electric Utility segment consists of Detroit Edison, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan.
Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Gas Storage and Pipelines consists of natural gas pipeline, gathering and storage businesses.
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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Electric Utility	$9	$6
Gas Utility	—	1
Gas Storage and Pipelines	2	2
Power and Industrial Projects	26	1
Energy Trading	22	26
Corporate & Other	(17)	(21)

	$42	$15

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues
Electric Utility	$1,193	$1,146
Gas Utility	689	755
Gas Storage and Pipelines	25	21
Unconventional Gas Production	8	8
Power and Industrial Projects	235	252
Energy Trading	322	286
Corporate & Other	1	—
Reconciliation & Eliminations	(42)	(15)

Total	$2,431	$2,453

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$85	$91
Gas Utility	83	79
Gas Storage and Pipelines	15	14
Unconventional Gas Production	(2)	(3)
Power and Industrial Projects	10	18
Energy Trading	2	38
Corporate & Other	(17)	(8)

Net Income Attributable to DTE Energy	$176	$229

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
Net income attributable to DTE Energy in the first quarter of 2011 was $176 million, or $1.04 per diluted share, compared to net income attributable to DTE Energy of $229 million, or $1.38 per diluted share, in the first quarter of 2010. The decrease in net income is primarily due to lower earnings at the Energy Trading and Power and Industrial segments, partially offset by improved results at the Electric and Gas utilities.
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
Our Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Detroit Edison has experienced decreased electric sales in 2011 driven primarily by lower interconnection and industrial sales, partially offset by higher residential and commercial sales. Industrial sales are lower due to decreased demand from customers in the automotive and steel industries and their related suppliers and other ancillary businesses. The residential sales increase is a result of colder winter weather. MichCon’s sales were higher due to colder winter weather, partially offset by a decrease in the number of customers, reduced natural gas usage by customers due to economic conditions and an increased emphasis on conservation of energy usage.
Both utilities have exposure to the collectability of receivables in our market area. The Company continues to work with our customers through a variety of proactive programs to assist them. We also partner with federal, state and local officials to increase the share of low-income funding allocated to our customers. Changes in the level of funding provided to our low-income customers will affect the level of uncollectible expense. To mitigate volatility of changes in the uncollectible expense, both utilities have uncollectible tracking mechanisms that enable them to recover or refund 80 percent of the difference between the actual uncollectible expense each year and the level established in their last rate cases. The uncollectible tracking mechanisms require annual reconciliation proceedings before the MPSC.

	Three Months Ended
	March 31
(in Millions)	2011	2010
Uncollectible Expense
Detroit Edison	$6	$12
MichCon	9	22

	$15	$34

We are continuing our efforts to identify opportunities to improve cash flow at our utilities through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects. We are actively managing our cash, capital expenditures, cost structure and liquidity to maintain our financial strength. See the Capital Resources and Liquidity section in this Management’s Discussion and Analysis for further discussion of our liquidity outlook.
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
Gas Storage and Pipelines owns partnership interests in two natural gas storage fields, two interstate pipelines serving the Midwest, Ontario and Northeast markets and gathering projects in northern Michigan. Much of the growth in demand for natural gas is expected to occur in the Eastern Canada and the Northeast U.S. regions. Our Vector and Millennium pipelines are well positioned to provide access routes and low-cost expansion options to these markets. In addition, Millennium Pipeline is well positioned for growth related to the Marcellus shale, especially with respect to Marcellus production in Northern Pennsylvania and along the southern tier of New York. We also have subsidiaries involved in the gathering, processing and transmission of natural gas in northern Michigan.
Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in north Texas. Our acreage covers an area that produces high BTU gas which provides a significant contribution to revenues from the value of natural gas liquids extracted from the gas stream. During this period of low natural gas prices, these natural gas liquids, with prices correlated to crude oil prices, have provided a significant increase to our realized wellhead price. Our drilling efforts have and will continue to target liquids rich gas and oil producing locations. We continue to develop our holdings and to seek opportunities for additional monetization of select properties when conditions are appropriate.
Power and Industrial Projects is comprised primarily of projects that deliver energy, products and services to industrial, commercial and institutional customers; provide coal transportation and marketing; and sell electricity generated from biomass-fired energy projects. This business segment provides services using project assets usually located on or near the customers’ premises in the steel, automotive, pulp and paper, airport and other industries. Renewable energy, environmental and economic trends are creating growth opportunities. The increasing number of states with renewable portfolio standards provides the opportunity to market the expertise of the Power and Industrial Projects segment in landfill gas, on-site energy management, waste-wood power generation, and other related services.
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities which may include the management of associated storage and transportation contracts on the customers’ behalf.

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
MichCon was required in its 2010 rate order to file two infrastructure improvement cases. MichCon filed a 10-year gas main renewal case for approximately $17 million per year and also filed a 10-year meter move out case for approximately $22 million per year. MichCon is seeking recovery of the costs resulting from these two programs with the MPSC.
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
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The new rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of over $230 million in 2011 and up to $2.1 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. EPA’s proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule was issued on March 16, 2011 for review and comment. DTE Energy is reviewing potential impacts of the proposed rule. The EPA will be accepting input on the proposal and may modify it prior to finalization, scheduled for November 2011. It is not possible to quantify the impact of this and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June

2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.
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
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. On March 28, 2011, the EPA issued a revised rule, which is currently under review. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.
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
Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.
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
Non-Utility
The Company’s non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDEQ concerning visible emissions readings that resulted from the Company self reporting to MDEQ questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the impact of this investigation. The Company is also in the process of settling historical air and water violations at its coke battery facility located in Pennsylvania. At this time, the Company cannot predict the impact of this settlement. The Company is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment for the coke battery facility located in Pennsylvania. This upgrade is expected to be completed over the next two years to meet future regulatory requirements.
The Company’s non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
Other
In 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (MACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines. This new set of regulations may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The new MACT regulations for industrial boilers provide three years for compliance with the major and area source standards. The Company is currently assessing the impact on current operations to determine the financial impact, if any, to comply with the new standards.
Global Climate Change
The EPA has promulgated the Greenhouse Gas Tailoring rule that regulates greenhouse gases as pollutants under the EPA’s new source permitting and major source operating permit programs, and that requires a Best Available Control Technology (BACT) determination for new and modified major sources of GHG. In addition, the EPA will be issuing proposed GHG performance standards for new and modified electric generating units in July 2011. Comprehensive climate change and energy legislation was passed out of the U.S. House in 2009, but the Senate was unable to agree on passage of a climate bill. In the current U.S. Congress, efforts are focused on delaying the EPA’s regulation of GHGs with no expectation of enacting a comprehensive national climate program. Pending or future regulatory or legislative actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. Our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.
     Looking forward, we will focus on several areas that we expect will improve future performance:
•	improving Electric and Gas Utility customer satisfaction;

•	continuing to maintain regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base within a framework of managing customer affordability;

•	optimizing our cost structure across all business segments;

•	managing cash, capital and liquidity to maintain or improve our financial strength; and

•	investing in businesses that integrate our assets and leverage our skills and expertise.
We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of our segments.
Net income attributable to DTE Energy by segment is as follows:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$85	$91
Gas Utility	83	79
Gas Storage and Pipelines	15	14
Unconventional Gas Production	(2)	(3)
Power and Industrial Projects	10	18
Energy Trading	2	38
Corporate & Other	(17)	(8)

Net Income Attributable to DTE Energy	$176	$229

ELECTRIC UTILITY
Our Electric Utility segment consists of Detroit Edison.
Electric Utility results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$1,193	$1,146
Fuel and Purchased Power	378	343

Gross Margin	815	803
Operation and Maintenance	330	309
Depreciation and Amortization	203	204
Taxes Other Than Income	59	65
Asset (Gains) and Losses, Net	19	(1)

Operating Income	204	226
Other (Income) and Deductions	67	79
Income Tax Provision	52	56

Net Income Attributable to DTE Energy Company	$85	$91

Operating Income as a Percentage of Operating Revenues	17%	20%
Gross margin increased $12 million in the first quarter of 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
Base sales, net of RDM and CIM	$7
Energy optimization incentive	9
Restoration tracker	5
Electric Choice implementation surcharge elimination	(6)
Securitization bond and tax surcharge	(3)

Increase in gross margin	$12

Electric Sales

	Three Months Ended
	March 31
(in Thousands of MWh)	2011	2010
Residential	3,889	3,665
Commercial	3,993	3,942
Industrial	2,341	2,475
Other	798	802

	11,021	10,884
Interconnection sales (1)	306	1,310

Total Electric Sales	11,327	12,194

Electric Deliveries
Retail and Wholesale	11,021	10,884
Electric Customer Choice, including self generators (2)	1,302	1,103

Total Electric Sales and Deliveries	12,323	11,987

(1)	Represents power that is not distributed by Detroit Edison.

(2)	Includes deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Power Generated and Purchased

	Three Months Ended
	March 31
(in Thousands of MWh)	2011	2010
Power Plant Generation
Fossil	8,058	9,520
Nuclear	1,706	2,200

	9,764	11,720
Purchased Power	2,477	1,322

System Output	12,241	13,042
Less Line Loss and Internal Use	(914)	(848)

Net System Output	11,327	12,194

Average Unit Cost ($/MWh)
Generation (1)	$20.80	$18.78

Purchased Power	$40.79	$32.30

Overall Average Unit Cost	$24.84	$20.15

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $21 million in the first quarter of 2011 due primarily to increased power plant generation outages of $9 million, higher employee benefit related expenses of $8 million, higher storm and line clearance expenses of $6 million and higher energy optimization and renewable energy expenses of $4 million, partially offset by reduced uncollectible expenses of $6 million.
Asset (gains) and losses, net decreased $20 million due to an accrual of $19 million in the first quarter of 2011 resulting from management’s revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1. See Note 6 of the Notes to the Consolidated Financial Statements.
Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. The 2010 MPSC order provided for an uncollectible expense tracking mechanism which financially assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions, weather and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility. We expect that our planned significant environmental and renewable energy investments will result in earnings growth. Looking forward, additional factors may impact earnings such as volatility in prices for coal and other commodities, increased transportation costs, investment returns and changes in discount rate assumptions in benefit plans and health care costs, lower levels of wholesale sales due to contract expirations, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Gas Utility results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$689	$755
Cost of Gas	406	464

Gross Margin	283	291
Operation and Maintenance	101	109
Depreciation and Amortization	22	26
Taxes Other Than Income	17	17

Operating Income	143	139
Other (Income) and Deductions	13	16
Income Tax Provision	47	44

Net Income Attributable to DTE Energy Company	$83	$79

Operating Income as a Percentage of Operating Revenues	21%	18%
Gross margin decreased $8 million in the first quarter of 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months
Uncollectible tracker mechanism	$(23)
2010 self implementation and rate order	(20)
Weather	26
Revenue decoupling mechanism	10
Energy optimization revenue and incentive	6
Midstream storage and transportation revenues	(4)
Other	(3)

Decrease in gross margin	$(8)

	Three Months Ended
	March 31
	2011	2010
Gas Markets (in Millions)
Gas sales	$571	$638
End user transportation	77	73
Intermediate transportation	15	15
Storage and other	26	29

	$689	$755

Gas Markets (in Bcf)
Gas sales	62	57
End user transportation	52	44

	114	101
Intermediate transportation	83	99

	197	200

Operation and maintenance expense decreased $8 million in the first quarter of 2011 due to $13 million of reduced uncollectible expenses, partially offset by increased maintenance and service repair expenses of $3 million and increased energy optimization expenses of $3 million.
Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Gas Utility. Unfavorable economic trends have resulted in a decrease in the number of customers in our service territory, increased customer conservation and continued high levels of theft and uncollectible accounts receivable. The MPSC has provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. Looking forward, additional factors may impact earnings such as infrastructure improvement capital programs, volatility in gas prices, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity, minimize lost and stolen gas, and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
GAS STORAGE AND PIPELINES
Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.
Gas Storage and Pipelines results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$25	$21
Operation and Maintenance	4	4
Depreciation and Amortization	1	1
Taxes Other Than Income	1	—

Operating Income	19	16
Other (Income) and Deductions	(7)	(8)
Income Tax Provision	10	9

Net Income	16	15
Noncontrolling interest	1	1

Net Income Attributable to DTE Energy Company	$15	$14

Net income attributable to Gas Storage and Pipelines increased $1 million in the first quarter of 2011 due primarily to a settlement for customer gas treating services performed in prior years.
Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new opportunities across its business lines. We have entered into a Letter of Intent with a natural gas exploration and production company to construct pipeline and gathering assets which will transport gas from the counterparty’s Marcellus Shale acreage. Terms of the definitive agreement are currently being negotiated. The project is expected to be operational in 2012.
UNCONVENTIONAL GAS PRODUCTION
Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in northern Texas.

Unconventional Gas Production results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$8	$8
Operation and Maintenance	4	4
Depreciation, Depletion and Amortization	4	4
Taxes Other Than Income	1	—
Asset (Gains) and Losses, Net	—	4

Operating Income (Loss)	(1)	(4)
Other (Income) and Deductions	2	1
Income Tax Provision (Benefit)	(1)	(2)

Net Income (Loss) Attributable to DTE Energy Company	$(2)	$(3)

Unconventional Gas Production results were consistent with those of the prior period with the exception of a $4 million impairment of expired or expiring leasehold positions in the first quarter of 2010.
Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for additional monetization of select properties when conditions are appropriate. Our strategy for 2011 is to maintain our focus on optimizing the productivity of our wells, which adds value to our asset base. Given the current outlook of low natural gas prices, drilling efforts will continue to target liquids rich gas and oil production. During 2011, we expect total capital investment of $25 million to drill approximately 20 new wells and continue to acquire select acreage and achieve production of approximately 6 Bcfe of natural gas, compared with 5 Bcfe in 2010.
POWER AND INDUSTRIAL PROJECTS
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity generated from biomass-fired energy projects.
Power and Industrial Projects results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$235	$252
Operation and Maintenance	206	214
Depreciation and Amortization	15	15
Taxes Other Than Income	4	4
Asset (Gains) Losses and Reserves and Impairments, Net	(9)	(2)

Operating Income	19	21
Other (Income) and Deductions	3	3
Income Taxes
Provision (Benefit)	6	7
Production Tax Credits	(1)	(7)

	5	—

Net Income	11	18
Noncontrolling Interests	1	—

Net Income Attributable to DTE Energy Company	$10	$18

Operating revenues decreased $17 million in the first quarter of 2011primarily due to $47 million of lower coal transportation and marketing services, partially offset by a $23 million increase in coke demand under contracted pricing, a $5 million increase in on-site energy services and a $2 million increase in waste-wood power generation.
Operation and maintenance expense decreased $8 million in the first quarter of 2011 primarily due to $40 million of lower coal transportation and marketing services, partially offset by a $30 million increase in coke demand under contracted pricing and a $2 million increase in waste-wood power generation.
Asset (Gains) Losses were higher by $7 million in 2011 due primarily due to gains from the sale of a coke battery.

Production tax credits were lower by $6 million in 2011 due primarily due to expiration of steel industry fuels credits as of December 31, 2010.
Outlook — We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2011. Beginning in 2011, substantially all of the metallurgical coke is under long-term contracts. The tax credits associated with our steel industry fuels facilities expired at December 31, 2010 resulting in lower tax credits of approximately $29 million in 2011. We supply on-site energy services to the domestic automotive manufacturers who have also experienced stabilized demand for automobiles. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. In March 2011, the Company acquired a cogeneration facility and will provide electric and steam to customers in the chemical industry.
In late 2009, we began operating reduced emission fuel facilities located at Detroit Edison owned coal-fired power plants. The facilities reduce Nitrogen Oxides (NOX) and Mercury (Hg) emissions and qualify for production tax credits when the fuel is sold to an unrelated party through 2019. We continue to optimize these facilities by seeking investors for facilities operating at Detroit Edison sites and intend to relocate other facilities to alternative sites which may provide increased production and emission reduction opportunities in 2011 and future years. In January 2011, the Company sold a membership interest in one of these reduced emission fuel facilities that is located at a Detroit Edison site.
Environmental and economic trends are creating growth opportunities for renewable power. The increasing number of states with renewable portfolio standards provides investment opportunities in waste-wood power generation. In addition to the three facilities in operation, we will convert and place into service two additional facilities in 2011 and 2013. We will continue to look for additional investment opportunities for waste-wood renewable power generation and other energy projects at favorable prices.
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
Energy Trading results are discussed below:

	Three Months Ended
	March 31
(in Millions)	2011	2010
Operating Revenues	$322	$286
Fuel, Purchased Power and Gas	296	197

Gross Margin	26	89
Operation and Maintenance	19	19
Depreciation, Depletion and Amortization	1	1
Taxes Other Than Income	1	2

Operating Income	5	67
Other (Income) and Deductions	2	4
Income Tax Provision	1	25

Net Income Attributable to DTE Energy Company	$2	$38

Gross margin decreased $63 million in the first quarter of 2011 as compared to the same period in 2010. The overall decrease in gross margin for the first quarter of 2011 was the result of lower economic performance due in part to lower volatility in the markets we participate in compared to the same period in 2010. We experienced timing-related earnings volatility based on market movement related to derivative contracts. The first quarter of 2011 decrease represents a $47 million decrease in unrealized margins and a $16 million decrease in realized margins. The $47 million decrease in unrealized margins is due to $62 million of unfavorable results, primarily in our power trading and gas trading strategies, and the absence of prior year timing-related gains in our power transmission strategy. This was offset by $15 million of favorable results, primarily in our gas full requirements strategy. The $16 million decrease in realized margins is due to $28 million of unfavorable results, primarily in our power full requirements and gas trading strategies, offset by $12 million of favorable results, primarily in our power trading strategy.
Income tax provision decreased $24 million in the first quarter of 2011 as compared to the same period in 2010. This decrease is due to a decrease in income taxes attributable to lower pretax income in 2011.
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
The net loss for the first quarter of 2011 increased by $9 million due primarily to an unfavorable effective income tax rate adjustment of $6 million in 2011 and a favorable settlement of state and local taxes of $6 million in 2010, partially offset by lower interest expense of $3 million.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2011, we expect that cash from operations will be comparable to 2010 levels. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2011 of approximately $1.7 billion. We plan to seek regulatory approval to include these capital expenditures within our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Three Months Ended
	March 31
(in Millions)	2011	2010
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$178	$230
Depreciation, depletion and amortization	245	251
Deferred income taxes	48	36
Asset (gains), losses and reserves, net	11	1
Working capital and other	240	299

	722	817

Investing activities:
Plant and equipment expenditures — utility	(253)	(209)
Plant and equipment expenditures — non-utility	(17)	(30)
Proceeds from sale of other assets, net	4	13
Consolidation of VIE’s	—	19
Other	22	36

	(244)	(171)

Financing activities:
Redemption of long-term debt	(94)	(90)
Short-term borrowings, net	(150)	(327)
Issuance of common stock	—	9
Repurchase of common stock	(9)	—
Dividends on common stock and other	(93)	(97)

	(346)	(505)

Net Increase in Cash and Cash Equivalents	$132	$141

Cash from Operating Activities
A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Cash from operations in the three months ended March 31, 2011 decreased $95 million from the comparable 2010 period primarily due to lower net income and lower cash provided by working capital. Increased pension and other postretirement benefit contributions and the payment of certain regulatory liabilities, partially offset by increased income tax refunds, contributed to the lower working capital cash. See Note 14 of the Notes to Consolidated Financial Statements.
Cash from Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are primarily generated from plant and equipment expenditures. In any given year, we will look to realize cash from under-performing or non-strategic assets or matured fully valued assets. Capital spending within the utility business is primarily to maintain our generation and distribution infrastructure, for gas pipeline replacements and to comply with environmental regulations and renewable energy requirements. Capital spending within our non-utility businesses is for ongoing maintenance and expansion. The balance of non-utility spending is for growth, which we manage very carefully. We look to make investments that meet strict criteria in terms of strategy, management skills, risks and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. We have been disciplined in how we deploy capital and will not make investments unless they meet our criteria. For new business lines, we initially invest based on research and analysis. We start with a limited investment, we evaluate results and either expand or exit the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of the Company with a clear understanding of any potential impact on our credit ratings.
Net cash used for investing activities increased in the three months ended March 31, 2011 by $73 million primarily due to increased utility capital expenditures and increased non-utility investments, partially offset by the prior year impact of the consolidation of VIE’s. See Note 1 of the Notes to Consolidated Financial Statements.
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
Net cash used for financing activities decreased $159 million during the three months ended March 31, 2011 due to decreased payments for net short-term borrowings.
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

Detroit Edison filed a rate case on October 29, 2010 based on a projected twelve-month period ending March 31, 2012. The filing with the MPSC requested a $443 million increase in base rates. Detroit Edison also proposed certain adjustments which could reduce the net impact on the required increase in rates by approximately $190 million. Detroit Edison plans to self-implement $107 million of its requested annual increase on April 28, 2011. This increase will remain in place until a final order is issued by the MPSC, which is expected by October 2011. If the final rate case order does not support the self-implemented rate increase, Detroit Edison must refund the difference with interest.
We have approximately $900 million in long-term debt maturing in the next twelve months. DTE Energy has $600 million of unsecured debt maturing in June 2011 which is expected to be funded through a combination of internally generated funds and short-term debt. Substantially all of the remaining debt maturities relate to Securitization and other Detroit Edison issues. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by Detroit Edison’s electric customers. The repayment of the other Detroit Edison debt is expected to be refinanced with long-term debt.
DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon have unsecured revolving credit facilities with similar terms with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance. DTE Energy has approximately $1.8 billion of available liquidity at March 31, 2011.
The Company contributed $200 million to its pension plans in January 2011. The Company contributed $81 million to its other postretirement benefit plans in January 2011. At the discretion of management, the Company may make up to an additional $90 million contribution to its other postretirement benefit plans by the end of 2011.
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
See Notes 7, 9, 10, and 12 of the Notes to the Consolidated Financial Statements.
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
The following tables provide details on changes in our MTM net asset (or liability) position for the three months ended March 31, 2011:

(in Millions)	Total
MTM at December 31, 2010	$(44)

Reclassify to realized upon settlement	(37)
Changes in fair value recorded to income	(1)

Amounts recorded to unrealized income	(38)
Change in collateral held by (for) others	45
Option premiums paid and other	1

MTM at March 31, 2011	$(36)

The table below shows the maturity of our MTM positions:

				2014
(in Millions)				And	Total Fair
Source of Fair Value	2011	2012	2013	Beyond	Value
Level 1	$(25)	$(23)	$11	$11	$(26)
Level 2	(49)	(34)	(34)	3	(114)
Level 3	5	11	—	—	16

Total MTM before collateral adjustments	$(69)	$(46)	$(23)	$14	$(124)

Collateral adjustments					$88

Total MTM at March 31, 2011					$(36)

Part I — Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Price Risk
We have commodity price risk in both utility and non-utility businesses arising from market price fluctuations.
Our Electric and Gas utility businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales revenue and uncollectible expenses at the Gas Utility. Gas Utility manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
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
Other
We have tracking mechanisms to mitigate a significant amount of losses related to uncollectible accounts receivable at Detroit Edison and MichCon. These mechanisms are subject to the jurisdiction of the MPSC and are periodically reviewed. See Note 7 of the Notes to Consolidated Financial Statements.
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of March 31, 2011:

	Credit Exposure
	Before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade(1)
A- and Greater	$182	$(5)	$177
BBB+ and BBB	212	—	212
BBB-	107	—	107

Total Investment Grade	501	(5)	496

Non-investment grade(2)	7	—	7
Internally Rated — investment grade(3)	167	—	167
Internally Rated — non-investment grade(4)	16	—	16

Total	$691	$(5)	$686

(1)	This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 28 percent of the total gross credit exposure.

(2)	This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented approximately 1 percent of the total gross credit exposure.

(3)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 19 percent of the total gross credit exposure.

(4)	This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 2 percent of the total gross credit exposure.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2011, we had a floating rate debt-to-total debt ratio of less than one percent (excluding securitized debt).
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

Summary of Sensitivity Analysis
We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2011 and March 31, 2010 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of March 31, 2011 and March 31, 2010:

	Assuming a		Assuming a
	10% Increase in Rates		10% Decrease in Rates
(in Millions)	As of March 31,		As of March 31
Activity	2011	2010	2011	2010	Change in the Fair Value of
Coal Contracts	$1	$—	$—	$—	Commodity contracts
Gas Contracts	(10)	3	10	(2)	Commodity contracts
Power Contracts	(12)	(4)	12	6	Commodity contracts
Interest Rate Risk	(288)	(286)	309	308	Long-term debt
Foreign Currency Exchange Risk	9	4	4	(4)	Forward contracts
Discount Rates	—	—	—	—	Commodity contracts
For further discussion of market risk, see Note 5 of the Notes to Consolidated Financial Statements.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. — Legal Proceedings
The Company is involved in certain legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning matters arising in the ordinary course of business. These proceedings include certain contract disputes, environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and records provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on its operations or financial statements in the periods they are resolved.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied and the liability phase of the civil suit has been scheduled for trial in September 2011.
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
For additional discussion on legal matters, see Note 11 of the Notes to Consolidated Financial Statements.
Item 1A. — Risk Factors
There are various risks associated with the operations of DTE Energy’s utility and non-utility businesses. To provide a framework to understand the operating environment of DTE Energy, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company’s 2010 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risks could affect our performance.
Operation of a nuclear facility subjects us to risk. Ownership of an operating nuclear generating plant subjects us to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation and operational factors that can significantly impact the performance and cost of operating a nuclear facility. While we maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover our costs in the event of an accident or business interruption at our nuclear generating plant, which may affect our financial performance.
Construction and capital improvements to our power facilities and distribution systems subject us to risk. We are managing ongoing and planning future significant construction and capital improvement projects at multiple power generation and distribution facilities and our gas distribution system. Many factors that could cause delay or increased prices for these complex projects are beyond our control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect our financial performance and operations at the affected facilities and businesses.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended March 31, 2011:

			Total Number of	Maximum Dollar
			Shares Purchased	Value that May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs
01/01/11 — 01/31/11	13,893	$45.30	—	—
02/01/11 — 02/28/11	631,238	46.81	—	—
03/01/11 — 03/31/11	25,302	42.28	—	—

Total	670,433		—	—

(1)	Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. — Exhibits

Exhibit
Number	Description
Exhibits filed herewith:

12-47	Computation of Ratio of Earnings to Fixed Charges

31-65	Chief Executive Officer Section 302 Form 10-Q Certification

31-66	Chief Financial Officer Section 302 Form 10-Q Certification
Exhibits incorporated herein by reference:
4-268	Supplemental Indenture, dated as of March 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-274 to Detroit Edison’s Form 10-Q for the quarter ended March 31, 2011). (2011 Series AT)
Exhibits furnished herewith:

32-65	Chief Executive Officer Section 906 Form 10-Q Certification

32-66	Chief Financial Officer Section 906 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date: April 27, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer