Form 10-Q
period 2011-09-30
DTE ENERGY CO
filed 2011-11-04
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011
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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At September 30, 2011, 169,250,934 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE ENERGY COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED September 30, 2011

PAGE
DEFINITIONS	1
FORWARD-LOOKING STATEMENTS	3
PART I — FINANCIAL INFORMATION
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statements of Changes in Equity and Comprehensive Income (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	58
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	59
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers	60
Item 6. Exhibits	61
SIGNATURE	63
EX-3-11
EX-12.48
EX-31.69
EX-31.70
EX-32.69
EX-32.70
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

Part I — Item 1.

DTE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions, Except per Share Amounts)	2011	2010	2011	2010
Operating Revenues	$2,265	$2,139	$6,724	$6,384
Operating Expenses
Fuel, purchased power and gas	866	763	2,708	2,366
Operation and maintenance	670	649	1,948	1,898
Depreciation, depletion and amortization	259	271	752	775
Taxes other than income	79	69	239	231
Asset (gains) and losses, reserves and impairments, net	(8)	1	—	—
	1,866	1,753	5,647	5,270
Operating Income	399	386	1,077	1,114
Other (Income) and Deductions
Interest expense	120	142	370	418
Interest income	(3)	(3)	(8)	(9)
Other income	(20)	(20)	(59)	(62)
Other expenses	16	9	31	32
	113	128	334	379
Income Before Income Taxes	286	258	743	735
Income Tax Expense	101	92	180	252
Net Income	185	166	563	483
Less: Net Income Attributable to Noncontrolling Interests	2	3	2	5
Net Income Attributable to DTE Energy Company	$183	$163	$561	$478
Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.08	$0.97	$3.31	$2.85
Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.07	$0.96	$3.30	$2.84
Weighted Average Common Shares Outstanding
Basic	169	169	169	168
Diluted	170	170	170	168
Dividends Declared per Common Share	$0.59	$0.56	$1.74	$1.62
See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in Millions)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$46	$65
Restricted cash, principally Securitization	73	120
Accounts receivable (less allowance for doubtful accounts of $168 and $196, respectively)
Customer	1,206	1,393
Other	121	402
Inventories
Fuel and gas	567	460
Materials and supplies	209	202
Deferred income taxes	130	139
Derivative assets	109	131
Regulatory assets	201	58
Other	249	197
	2,911	3,167
Investments
Nuclear decommissioning trust funds	893	939
Other	527	518
	1,420	1,457
Property
Property, plant and equipment	22,312	21,574
Less accumulated depreciation, depletion and amortization	(8,890)	(8,582)
	13,422	12,992
Other Assets
Goodwill	2,020	2,020
Regulatory assets	3,940	4,058
Securitized regulatory assets	618	729
Intangible assets	74	67
Notes receivable	124	123
Derivative assets	59	77
Other	192	206
	7,027	7,280
Total Assets	$24,780	$24,896
See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30,	December 31,
(in Millions, Except Shares)	2011	2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$708	$729
Accrued interest	121	111
Dividends payable	99	95
Short-term borrowings	275	150
Current portion long-term debt, including capital leases	247	925
Derivative liabilities	114	142
Other	536	597
	2,100	2,749
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,702	6,114
Securitization bonds	479	643
Trust preferred-linked securities	289	289
Capital lease obligations	27	43
	7,497	7,089
Other Liabilities
Deferred income taxes	3,076	2,632
Regulatory liabilities	1,040	1,328
Asset retirement obligations	1,560	1,498
Unamortized investment tax credit	68	75
Derivative liabilities	62	110
Liabilities from transportation and storage contracts	73	83
Accrued pension liability	680	866
Accrued postretirement liability	1,216	1,275
Nuclear decommissioning	141	149
Other	258	275
	8,174	8,291
Commitments and Contingencies (Notes 6 and 10)
Equity
Common stock, without par value, 400,000,000 shares authorized, 169,250,934 and 169,428,406 shares issued and outstanding, respectively	3,418	3,440
Retained earnings	3,698	3,431
Accumulated other comprehensive loss	(146)	(149)
Total DTE Energy Company Equity	6,970	6,722
Noncontrolling interests	39	45
Total Equity	7,009	6,767
Total Liabilities and Equity	$24,780	$24,896
See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Operating Activities
Net income	$563	$483
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	752	775
Deferred income taxes	123	173
Asset losses, reserves and impairments, net	—	5
Changes in assets and liabilities, exclusive of changes shown separately (Note 13)	48	73
Net cash from operating activities	1,486	1,509
Investing Activities
Plant and equipment expenditures — utility	(968)	(743)
Plant and equipment expenditures — non-utility	(61)	(75)
Proceeds from sale of assets	13	28
Restricted cash for debt redemption, principally Securitization	47	33
Proceeds from sale of nuclear decommissioning trust fund assets	69	179
Investment in nuclear decommissioning trust funds	(97)	(204)
Consolidation of VIEs	—	19
Investment in Millennium Pipeline Project	—	(49)
Other	(55)	(22)
Net cash used for investing activities	(1,052)	(834)
Financing Activities
Issuance of long-term debt, net	908	595
Redemption of long-term debt	(1,161)	(660)
Short-term borrowings	126	(307)
Issuance of common stock	—	26
Repurchase of common stock	(18)	—
Dividends on common stock	(289)	(265)
Other	(19)	(32)
Net cash used for financing activities	(453)	(643)
Net Increase (Decrease) in Cash and Cash Equivalents	(19)	32
Cash and Cash Equivalents at Beginning of Period	65	52
Cash and Cash Equivalents at End of Period	$46	$84
See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED)

				Accumulated Other
	Common Stock		Retained	Comprehensive	Noncontrolling
(Dollars in Millions, Shares in Thousands)	Shares	Amount	Earnings	Loss	Interest	Total
Balance, December 31, 2010	169,428	$3,440	$3,431	$(149)	$45	$6,767
Net income			561		2	563
Dividends declared on common stock			(294)			(294)
Repurchase of common stock	(928)	(45)				(45)
Benefit obligations, net of tax				5		5
Foreign currency translation, net of tax				(1)		(1)
Net change in unrealized losses on investments, net of taxes				(1)		(1)
Stock-based compensation, distributions to noncontrolling interests and other	751	23			(8)	15
Balance, September 30, 2011	169,251	$3,418	$3,698	$(146)	$39	$7,009

The following table displays comprehensive income for the nine-month periods ended September 30:

(in Millions)	2011	2010
Net income	$563	$483
Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligation, net of taxes of $2 and $3	5	6
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $— and $5	—	10
	5	16
Net unrealized gains (losses) on derivatives:
Gains (losses) during the period, net of taxes of $— and $1	—	1
Amounts reclassified to income, net of taxes of $— and $1	—	1
	—	2
Net unrealized gains (losses) on investments:
Gains (losses) during the period, net of taxes of $— and $(6)	(1)	(11)
Amounts reclassified to benefit obligations related to consolidation of VIEs (Note 1), net of taxes of $— and $(5)	—	(10)
	(1)	(21)
Foreign currency translation, net of taxes of $— and $—	(1)	—
Comprehensive income	566	480
Less: Comprehensive income attributable to noncontrolling interests	2	5
Comprehensive income attributable to DTE Energy Company	$564	$475
See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITIED)

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
Certain prior year balances were reclassified to match the current year's financial statement presentation.
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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2011, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.
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
DTE Energy has interests in two unconsolidated trusts that were formed for the purpose of issuing preferred securities and lending the gross proceeds to the Company. The assets of the trusts are debt securities of DTE Energy with terms similar to those of the related preferred securities. Payments the Company makes are used by the trusts to make cash distributions on the preferred securities it has issued. DTE Energy has reviewed these trusts and has determined they are VIEs, but the Company is not the primary beneficiary as it does not have variable interests in the trusts and therefore, the trusts are not consolidated by the Company.
The maximum risk exposure for consolidated VIEs is reflected on the Company’s Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.
The following table summarizes the major balance sheet items for consolidated VIEs as of September 30, 2011 and December 31, 2010. Amounts at September 30, 2011 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE’s obligations have been excluded from the table below.

	September 30, 2011
				Restricted
(in Millions)	Securitization	Other	Total	Amounts
ASSETS
Cash and cash equivalents	$—	$8	$8	$—
Restricted cash	58	7	65	64
Accounts receivable	38	14	52	40
Inventories	—	145	145	—
Other current assets	—	1	1	—
Property, plant and equipment	—	58	58	25
Securitized regulatory assets	618	—	618	618
Other assets	10	6	16	18
	$724	$239	$963	$765
LIABILITIES
Accounts payable and accrued current liabilities	$4	$38	$42	$4
Current portion long-term debt, including capital leases	164	7	171	171
Other current liabilities	62	1	63	64
Mortgage bonds, notes and other	—	31	31	31
Securitization bonds	479	—	479	479
Capital lease obligations	—	20	20	20
Other long term liabilities	6	2	8	7
	$715	$99	$814	$776

	December 31, 2010
				Restricted
(in Millions)	Securitization	Other	Total	Amounts
ASSETS
Cash and cash equivalents	$—	$4	$4	$—
Restricted cash	104	8	112	112
Accounts receivable	42	8	50	44
Inventories	—	99	99	—
Other current assets	—	1	1	—
Property, plant and equipment	—	54	54	38
Securitized regulatory assets	729	—	729	729
Other assets	13	9	22	21
	$888	$183	$1,071	$944
LIABILITIES
Accounts payable and accrued current liabilities	$17	$27	$44	$18
Current portion long-term debt, including capital leases	150	7	157	157
Other current liabilities	62	6	68	66
Mortgage bonds, notes and other	—	35	35	35
Securitization bonds	643	—	643	643
Capital lease obligations	—	23	23	23
Other long term liabilities	6	7	13	12
	$878	$105	$983	$954

Amounts for non-consolidated VIEs as September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
(in Millions)	2011	2010
Other investments	$121	$98
Note receivable	5	6
Trust preferred — linked securities	289	289

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Intangible Assets
The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Emission allowances and renewable energy credits are charged to expense as the allowances and credits are consumed in the operation of the business. The Company’s intangible assets related to emission allowances were $9 million at September 30, 2011 and December 31, 2010. The Company’s intangible assets related to renewable energy credits were $26 million and $17 million at September 30, 2011 and December 31, 2010, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at September 30, 2011were $65 million and $26 million, respectively. The gross carrying amount and accumulated amortization of contract intangible assets at December 31, 2010 were $63 million and $22 million, respectively. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 4 to 30 years.
Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2011was 35 percent as compared to 36 percent for the three months ended September 30, 2010. The Company’s effective tax rate for the nine months ended September 30, 2011 was 24 percent as compared to 34 percent for the nine months ended September 30, 2010. The decrease in the effective tax rate in 2011 is due primarily to the recognition of an $88 million income tax benefit due to the enactment of the Michigan Corporate Income Tax which is discussed below.

The Company had $4 million of unrecognized tax benefits at September 30, 2011 and $5 million at December 31, 2010, that, if recognized, would favorably impact its effective tax rate. The Company has increased its unrecognized tax benefit by $40 million in the nine months ended September 30, 2011, as a result of a change in a tax position taken during a prior period. During the next twelve months, it is reasonably possible that the Company will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $49 million.
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
Offsetting Amounts Related to Certain Contracts
The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces both the Company’s total assets and total liabilities. As of September 30, 2011, the total cash collateral posted, net of cash collateral received, was $66 million. Derivative liabilities are shown net of collateral of $3 million. At September 30, 2011, the Company recorded cash collateral received of $1 million and cash collateral paid of $64 million not related to derivative positions. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2011 and December 31, 2010.
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
A fair value hierarchy has been established, that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 - Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.

•
Level 2 - Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•
Level 3 - Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2011:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	September 30, 2011
Assets:
Nuclear decommissioning trusts	$532	$361	$—	$—	$893
Other investments(1)	48	56	—	—	104
Derivative assets:
Foreign currency exchange contracts	—	6	—	(6)	—
Commodity Contracts:
Natural Gas	1,650	79	17	(1,698)	48
Electricity	—	326	67	(282)	111
Other	22	—	7	(20)	9
Total derivative assets	1,672	411	91	(2,006)	168
Total	$2,252	$828	$91	$(2,006)	$1,165
Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(9)	$—	$6	$(3)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,616)	(167)	(12)	1,698	(97)
Electricity	—	(295)	(70)	285	(80)
Other	(14)	(1)	—	20	5
Total derivative liabilities	(1,630)	(473)	(82)	2,009	(176)
Total	$(1,630)	$(473)	$(82)	$2,009	$(176)
Net Assets as of September 30, 2011	$622	$355	$9	$3	$989
Assets:
Current	$1,251	$322	$62	$(1,526)	$109
Noncurrent(3)	1,001	506	29	(480)	1,056
Total Assets	$2,252	$828	$91	$(2,006)	$1,165
Liabilities:
Current	$(1,235)	$(348)	$(60)	$1,529	$(114)
Noncurrent	(395)	(125)	(22)	480	(62)
Total Liabilities	$(1,630)	$(473)	$(82)	$2,009	$(176)
Net Assets as of September 30, 2011	$622	$355	$9	$3	$989

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010:

				Netting	Net Balance at
(in Millions)	Level 1	Level 2	Level 3	Adjustments(2)	December 31, 2010
Assets:
Nuclear decommissioning trusts	$599	$340	$—	$—	$939
Other investments(1)	56	55	—	—	111
Derivative assets:
Foreign currency exchange contracts	—	20	—	(20)	—
Commodity Contracts:
Natural Gas	1,846	128	12	(1,960)	26
Electricity	—	649	117	(589)	177
Other	68	4	4	(71)	5
Total derivative assets	1,914	801	133	(2,640)	208
Total	$2,569	$1,196	$133	$(2,640)	$1,258
Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(30)	$—	$20	$(10)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,844)	(263)	(11)	1,955	(163)
Electricity	—	(653)	(63)	643	(73)
Other	(63)	(8)	—	66	(5)
Total derivative liabilities	(1,907)	(955)	(74)	2,684	(252)
Total	$(1,907)	$(955)	$(74)	$2,684	$(252)
Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006
Assets:
Current	$1,299	$663	$49	$(1,880)	$131
Noncurrent(3)	1,270	533	84	(760)	1,127
Total Assets	$2,569	$1,196	$133	$(2,640)	$1,258
Liabilities:
Current	$(1,290)	$(730)	$(21)	$1,899	$(142)
Noncurrent	(617)	(225)	(53)	785	(110)
Total Liabilities	$(1,907)	$(955)	$(74)	$2,684	$(252)
Net Assets as of December 31, 2010	$662	$241	$59	$44	$1,006
_____________________________

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)
Includes $104 million and $111 million at September 30, 2011 and December 31, 2010, respectively, of other investments that are included in the Consolidated Statements of Financial Position in Other Investments.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of July 1, 2011	$1	$57	$7	$65
Transfers into Level 3	(1)	(6)	—	(7)
Transfers out of Level 3	—	(42)	—	(42)
Total gains or (losses):
Included in earnings	6	23	—	29
Purchases, issuances, sales and settlements:
Settlements	(1)	(35)	—	(36)
Net Assets (Liabilities) as of September 30, 2011	$5	$(3)	$7	$9
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2011	$6	$5	$—	$11

	Three Months Ended September 30, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of July 1, 2010	$2	$155	$4	$161
Changes in fair value recorded in income	3	21	1	25
Purchases, issuances and settlements	(1)	(29)	(1)	(31)
Transfers in/out of Level 3	—	(22)	—	(22)
Net Assets as of September 30, 2010	$4	$125	$4	$133
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2010	$2	$(4)	$1	$(1)

	Nine Months Ended September 30, 2011
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of January 1, 2011	$1	$54	$4	$59
Transfers into Level 3	—	(4)	—	(4)
Transfers out of Level 3	1	(25)	—	(24)
Total gains or (losses):
Included in earnings	3	34	2	39
Recorded in regulatory assets/liabilities	—	—	3	3
Purchases, issuances, sales and settlements:
Purchases	—	1	—	1
Settlements	—	(63)	(2)	(65)
Net Assets (Liabilities) as of September 30, 2011	$5	$(3)	$7	$9
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2011	$5	$17	$2	$24

	Nine Months Ended September 30, 2010
(in Millions)	Natural Gas	Electricity	Other	Total
Net Assets as of January 1, 2010	$2	$19	$3	$24
Changes in fair value recorded in income	4	117	1	122
Changes in fair value recorded in regulatory assets/liabilities	—	—	4	4
Purchases, issuances and settlements	(6)	(59)	(4)	(69)
Transfers in/out of Level 3	4	48	—	52
Net Assets as of September 30, 2010	$4	$125	$4	$133
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2010	$(2)	$58	$1	$57

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. For the three and nine months ended September 30, 2011, $42 million and $25 million, respectively, of net assets reflecting inputs related to certain power transactions identified as observable due to available broker quotes were transferred from Level 3 to Level 2. For the three and nine months ended September 30, 2011, $6 million and $4 million, respectively, of net assets reflecting inputs related to certain power transactions identified as unobservable due to lack of available broker quotes were transferred from Level 2 to Level 3.
Transfers from Level 3 to Level 2 of $22 million reflect inputs related to certain power transactions identified as observable due to available broker quotes for the three months ended September 30, 2010. Transfers from Level 2 to Level 3 of $48 million reflect inputs related to certain power transactions identified as unobservable due to lack of available broker quotes for the nine months ended September 30, 2010. No significant transfers between Levels 1 and 2 occurred in the three and nine months ended September 30, 2011 and 2010.
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

	September 30, 2011		December 31, 2010
(in Billions)	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-Term Debt	$8.8	$7.7	$8.5	$8.0
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
The decommissioning of Fermi 1 is funded by Detroit Edison. Contributions to the Fermi 1 trust are discretionary.
The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30,	December 31,
(in Millions)	2011	2010
Fermi 2	$858	$910
Fermi 1	3	3
Low level radioactive waste	32	26
Total	$893	$939

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Realized gains	$8	$8	$34	$29
Realized losses	(9)	(6)	(26)	(25)
Proceeds from sales of securities	10	51	69	179

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair	Unrealized
(in Millions)	Value	Gains
As of September 30, 2011
Equity securities	$485	$52
Debt securities	395	22
Cash and cash equivalents	13	—
	$893	$74
As of December 31, 2010
Equity securities	$572	$77
Debt securities	361	11
Cash and cash equivalents	6	—
	$939	$88

The debt securities at September 30, 2011 and December 31, 2010 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $87 million and $26 million of unrealized losses as Regulatory assets at September 30, 2011 and December 31, 2010, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and nine months ended September 30, 2011 and September 30, 2010 for Fermi 1 trust assets.
Other Available-For-Sale Securities
The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	September 30, 2011		December 31, 2010
(in Millions)	Fair Value	Carrying value	Fair Value	Carrying Value
Cash equivalents	$85	$85	$133	$133
Equity securities	5	5	6	6

As of September 30, 2011, these securities were comprised primarily of money-market funds and equity securities. During the nine months ended September 30, 2011 and 2010, no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into losses for the period. Gains (losses) related to trading securities held at September 30, 2011 and September 30, 2010 were $(3) million and $3 million, respectively.

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
The Company's primary market risk exposure is associated with commodity prices, credit, interest rates and foreign currency exchange. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy

Trading segment and the coal marketing activities of its Power and Industrial Projects segment. Contracts classified as derivative instruments include power, gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, unconventional gas reserves, power transmission, pipeline transportation and certain storage assets.
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
Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation, gathering and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation, gathering and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its September 30, 2011 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

Derivative Activities
The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g., electricity or gas), the product (e.g., electricity for delivery during peak or off-peak hours), the delivery location (e.g., by region), the risk profile (e.g., forward or option), and the delivery period (e.g., by month and year). The following describe the four categories of activities represented by their operating characteristics and key risks:

•
Asset Optimization - Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward sales of gas production and trades associated with power transmission, gas transportation and storage capacity. Changes in the value of derivatives in this category economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•
Marketing and Origination - Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators and alternative energy suppliers.

•
Fundamentals Based Trading - Represents derivative activity transacted with the intent of taking a view, capturing market price changes, or putting capital at risk. This activity is speculative in nature as opposed to hedging an existing exposure.

•
Other - Includes derivative activity at Detroit Edison related to FTRs and forward contracts related to emissions. Changes in the value of derivative contracts at Detroit Edison are recorded as Derivative Assets or Liabilities, with an offset to Regulatory Assets or Liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

The following tables present the fair value of derivative instruments as of September 30, 2011:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$6	$(9)
Commodity Contracts:
Natural Gas	1,746	(1,795)
Electricity	393	(365)
Other	29	(15)
Total derivatives not designated as hedging instruments	$2,174	$(2,184)
Total derivatives:
Current	$1,635	$(1,643)
Noncurrent	539	(542)
Total derivatives	$2,174	$(2,185)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,635	$539	$(1,643)	$(542)
Counterparty netting	(1,526)	(480)	1,526	480
Collateral adjustment	—	—	3	—
Total derivatives as reported	$109	$59	$(114)	$(62)

The following tables present the fair value of derivative instruments as of December 31, 2010:

(in Millions)	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$20	$(30)
Commodity Contracts:
Natural Gas	1,986	(2,118)
Electricity	766	(716)
Other	76	(71)
Total derivatives not designated as hedging instruments	$2,848	$(2,935)
Total derivatives:
Current	$2,011	$(2,041)
Noncurrent	837	(895)
Total derivatives	$2,848	$(2,936)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,011	$837	$(2,041)	$(895)
Counterparty netting	(1,871)	(760)	1,871	760
Collateral adjustment	(9)	—	28	25
Total derivatives as reported	$131	$77	$(142)	$(110)

The income effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 is as follows:

	Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income on Derivatives for Three Months Ended		Gain (Loss) Recognized in Income on Derivatives for Nine Months Ended
(in Millions)	in Income	September 30		September 30
Derivatives Not Designated As Hedging Instruments	On Derivatives	2011	2010	2011	2010
Foreign currency exchange contracts	Operating Revenue	$4	$(8)	$(1)	$(5)
Commodity Contracts:
Natural Gas	Operating Revenue	9	24	24	51
Natural Gas	Fuel, purchased power and gas	10	(1)	—	(7)
Electricity	Operating Revenue	35	(6)	64	43
Other	Operating Revenue	1	5	9	6
Other	Operation and maintenance	—	(2)	—	(3)
Total		$59	$12	$96	$85

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position are $3 million in gains related to FTRs recognized in Regulatory liabilities for the nine months ended September 30, 2011. There was no material effect for the three months ended September 30, 2011.
The following table presents the cumulative gross volume of derivative contracts outstanding as of September 30, 2011:

Commodity	Number of Units
Natural Gas (MMBtu)	631,382,267
Electricity (MWh)	46,441,874
Foreign Currency Exchange ($ CAD)	60,992,581

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2011, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $209 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the nine months ended September 30, 2011 follows:

(in Millions)
Asset retirement obligations at December 31, 2010	$1,514
Accretion	69
Liabilities incurred	3
Revision in estimated cash flows	(1)
Liabilities settled	(15)
Asset retirement obligations at September 30, 2011	1,570
Less amount included in current liabilities	(10)
$1,560

In 2001, Detroit Edison began the final decommissioning of Fermi 1, with the goal of removing the remaining radioactive material and terminating the Fermi 1 license. In the first quarter of 2011, based on management decisions revising the timing and estimate of cash flows, Detroit Edison accrued an additional $19 million with respect to the decommissioning of Fermi 1. Management intends to suspend decommissioning activities and place the facility in safe storage status. The expense amount has been recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations. In the second quarter of 2011, based on updated studies revising the timing and estimate of cash flows, a reduction of approximately $20 million was made to the Detroit Edison asset retirement obligation for asbestos removal with approximately $6 million of the decrease associated with Fermi 1 recorded in Asset (gains) and losses, reserves and impairments, net on the Consolidated Statements of Operations.

NOTE 6 — REGULATORY MATTERS
2010 Electric Rate Case Filing

On October 20, 2011, the MPSC issued an order in Detroit Edison's October 29, 2010 rate case filing. The MPSC approved an annual revenue increase of $175 million. Included in the approved increase in revenues was a return on equity of 10.5% on an expected permanent capital structure of 49.2% equity and 50.8% debt.

Detroit Edison self-implemented a rate increase of $107 million on April 28, 2011. The MPSC stated the net revenue collected due to self-implementation be credited to the 2011 Choice Incentive Mechanism (CIM) regulatory asset. Self-implementation revenue of approximately $31 million was credited to the CIM Regulatory Asset as of September 30, 2011. The MPSC required that within ninety days, Detroit Edison file a report regarding the amount of revenue collected through application of its self-implemented rate increase and a proposed reconciliation with the final rates and rate design approved in the order. In addition, a 2011 CIM reconciliation is expected to be filed in early 2012.

Other key aspects of the MPSC order include the following:

•
adopt a new Revenue Decoupling Mechanism (RDM) effective April 1, 2012, that will compare actual revenue (excluding the impacts of weather) by rate class with the base established in this rate case. The RDM has an annual collar of 1.5% in the first year and 3% in the second and subsequent years. The RDM established in the previous rate case, which considered the impact of weather, will be terminated effective October 31, 2011. Therefore, there will be no RDM in place from October 31, 2011 through April 1, 2012;

•
recognition of the expiration of a wholesale contract. Since the expiration of the wholesale contract is not until December 31, 2011, the MPSC is requiring Detroit Edison to calculate a customer credit for each kWh sold under the wholesale contract from October 29, 2011 through December 31, 2011, with the credit to be applied in its next PSCR reconciliation;

•	the Restoration Reconciliation Mechanism, Line Clearance Recovery Mechanism, Uncollectible Expense Tracking Mechanism and CIM are terminated as of the date of the order;

•
due to uncertainty resulting from the Michigan Court of Appeals overturning collection of the Low Income Energy Efficiency Fund (LIEEF), the MPSC required the continued collection of LIEEF amounts in base rates and placement into escrow pending further orders by the MPSC;

•	approval of Detroit Edison's proposal to reduce the Nuclear Decommissioning Surcharge by approximately $20 million annually; and

•	implementation of lower depreciation rates previously approved in a June 2011 MPSC order.

Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)
In March 2011, Detroit Edison filed an application with the MPSC for approval of its UETM for 2010 requesting authority to refund approximately $7 million consisting of costs related to 2010 uncollectible expense. In August 2011, the MPSC approved a settlement agreement for the 2010 UETM authorizing a refund of approximately $7 million to be applied as credits to customer bills beginning September 1, 2011.

Detroit Edison Restoration Expense Tracker Mechanism (RETM) and Line Clearance Tracker (LCT) Reconciliation

In March 2011, Detroit Edison filed an application with the MPSC for approval of the reconciliation of its 2010 RETM and LCT. The Company's 2010 restoration expenses were higher than the amount provided in rates. Accordingly, Detroit Edison requested recovery of $19.5 million. In October 2011, the MPSC approved a settlement agreement reconciling the RETM and approving the LCT report. The MPSC authorized surcharges to recover $19.5 million over a three-month period beginning November 1, 2011.

Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its RDM reconciliation for the period February 2010 through January 2011 requesting authority to refund approximately $56 million, plus interest. This is the initial reconciliation filing under the pilot RDM. In addition to the refund liability for the initial reconciliation filing, Detroit Edison has accrued an RDM refund for the February 2011 through September 2011 period of approximately $71 million, plus interest. There are various interpretations and alternative calculation methodologies relating to the RDM refund calculation that could ultimately be adopted by the MPSC that could result in significant adjustments in excess of the amounts accrued as of September 30, 2011. An MPSC order on the initial filing is expected in the first half of 2012.

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
The following table summarizes Detroit Edison’s PSCR reconciliation filing currently pending with the MPSC:

		Net Under-Recovery,	PSCR Cost of
		Including Interest	Power Sold
PSCR Year	Date Filed	(in Millions)	(in Billions)
2010	March 2011	$52.6	$1.2

2010 PSCR Year — The net under-recovery of $52.6 million includes an over-recovery of $15.6 million for the 2009 PSCR year. In addition, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism, and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing.
2011 Plan Year — In September 2010, Detroit Edison filed its 2011 PSCR plan case seeking approval of a levelized PSCR factor of 2.98 mills/kWh below the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.2 billion. The plan also includes approximately $36 million for the recovery of its projected 2010 PSCR under-recovery.
2012 Plan Year — In September 2011, Detroit Edison filed its 2012 PSCR plan case seeking approval of a levelized PSCR factor of 4.18 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.4 billion. The plan also includes approximately $158 million for the recovery of its projected

2011 PSCR under-recovery.

Energy Optimization (EO) Plans
In September 2011, Detroit Edison and MichCon filed biennial EO Plans with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs. MichCon's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $103 million and further requested approval of surcharges to recover these costs.
Low Income Energy Efficiency Fund
The Customer Choice and Electricity Reliability Act of 2000 authorized the creation of the LIEEF administered by the MPSC. The purpose of the fund is to provide shut-off and other protection for low income customers and to promote energy efficiency by all customer classes. Detroit Edison and MichCon collect funding for the LIEEF as part of their base rates and remit the funds to the State of Michigan monthly. In July 2011, the Michigan Court of Appeals issued a decision reversing the portion of MichCon's June 2010 MPSC rate order that permitted MichCon to recover funding for the LIEEF in base rates. In response to the Court of Appeals decision, Detroit Edison and MichCon have ceased remitting payments for LIEEF funding to the State of Michigan. In October 2011, the MPSC issued orders directing Detroit Edison and MichCon to continue collecting funds for LIEEF in rates and to escrow the collected funds pending further order by the MPSC. As a result of these actions, Detroit Edison and MichCon no longer record Operation and Maintenance expense for the payments to the LIEEF fund, but record an offset to Revenues for the amounts that are being escrowed.
MichCon UETM
In March 2011, MichCon filed an application with the MPSC for approval of its UETM for 2010 requesting recovery of $31 million. The $31 million consists of $7 million related to 2010 uncollectible expense and $24 million related to the 2008 UETM under-collection. In September 2011, the MPSC approved a settlement agreement approving the 2010 UETM and the implementation of a surcharge beginning October 1, 2011.

MichCon Revenue Decoupling Mechanism (RDM)

In September 2011, MichCon filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2010 through June 30, 2011. MichCon's RDM application proposed the recovery of approximately $20 million.
Gas Cost Recovery (GCR) Proceedings
The GCR process is designed to allow MichCon to recover all of its gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.
The following table summarizes MichCon’s GCR reconciliation filing currently pending with the MPSC:

		Net Over-Recovery,	GCR Cost of
		Including Interest	Gas Sold
GCR Year	Date Filed	(in Millions)	(in Billions)
2009-2010	June 2010	$5.9	$1.0
2010-2011	June 2011	$1.0	$0.7

2011-2012 Plan Year — In December 2010, MichCon filed its GCR plan case for the 2011-2012 GCR plan year. MichCon filed for a maximum base GCR factor of $5.89 per Mcf adjustable monthly by a contingency factor.

Gas Main Renewal and Gas Meter Move Out Programs

The June 3, 2010 MPSC gas rate case order required MichCon to make filings related to gas main renewal and meter move-out programs. In a July 30, 2010 filing, MichCon proposed to implement a 10-year gas main renewal program beginning in 2012 which would require capital expenditures of approximately $17 million per year for renewing gas distribution mains, retiring gas mains, and where appropriate and when related to the gas main renewal or retirement activity, relocating inside meters to outside locations and renewing service lines. In a September 30, 2010 filing, MichCon proposed to implement a 10-year gas meter move out program beginning in 2012 which would require capital expenditures of approximately $22 million per year primarily for relocation of inside meters to the outside of residents' houses. In September 2011, the MPSC issued orders approving both programs and requested MichCon to include the recovery of costs associated with these two programs in future MichCon rate cases.
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

	Three Months		Nine Months
	Ended September 30		Ended September 30
(in Millions, except per share amounts)	2011	2010	2011	2010
Basic Earnings per Share
Net income attributable to DTE Energy Company	$183	$163	$561	$478
Average number of common shares outstanding	169	169	169	168
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$99	$94	$293	$271
Dividends declared — net restricted shares	—	1	1	1
Total distributed earnings	$99	$95	$294	$272
Net income less distributed earnings	$84	$68	$267	$206
Distributed (dividends per common share)	0.59	0.56	$1.74	$1.62
Undistributed	0.49	0.41	1.57	1.23
Total Basic Earnings per Common Share	$1.08	0.97	$3.31	$2.85
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$183	$163	$561	$478
Average number of common shares outstanding	169	169	169	168
Average incremental shares from assumed exercise of options	1	1	1	—
Common shares for dilutive calculation	170	170	170	168
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$99	$94	$293	$271
Dividends declared — net restricted shares	—	1	1	1
Total distributed earnings	$99	$95	$294	$272
Net income less distributed earnings	$84	$68	$267	$206
Distributed (dividends per common share)	$0.59	$0.56	$1.74	$1.62
Undistributed	0.48	0.40	1.56	1.22
Total Diluted Earnings per Common Share	$1.07	$0.96	$3.30	$2.84

Options to purchase approximately 0.4 million shares of common stock as of September 30, 2010, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares, thus making these options anti-dilutive.

NOTE 8 — LONG-TERM DEBT
Debt Issuances
In 2011, the Company remarketed or issued the following long-term debt:
(in Millions)

Company	Month Issued	Type	Interest Rate	Maturity	Amount
Detroit Edison	April	Tax-Exempt Revenue Bonds(1)(2)	2.35%	2024	$31
Detroit Edison	May	Mortgage Bonds(3)	3.90%	2021	250
DTE Energy	May	Senior Notes(4)	Variable(5)	2013	300
Detroit Edison	September	Mortgage Bonds(6)	4.31%	2023	102
Detroit Edison	September	Mortgage Bonds(6)	4.46%	2026	77
Detroit Edison	September	Mortgage Bonds(6)	5.67%	2041	46
Detroit Edison	September	Tax-Exempt Revenue Bonds(2)(7)	2.13%	2030	82
Detroit Edison	September	Mortgage Bonds (8)	4.50%	2041	140
					$1,028
_____________________________

(1)	These bonds were remarketed for a three-year term ending April 1, 2014. The final maturity of the issue is October 1, 2024.

(2)	Detroit Edison Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to Detroit Edison on terms substantially the same as those of the Revenue Bonds.

(3)	Proceeds were used for general corporate purposes.

(4)	Proceeds were used to repay a portion of DTE Energy’s $600 million 7.05% Senior Notes due June 1, 2011 and for general corporate purposes.

(5)	The interest rate is reset quarterly at the three-month LIBOR plus 70 basis points.

(6)	Proceeds were used to retire callable tax-exempt revenue bonds and for general corporate purposes.

(7)	These bonds were remarketed for a five-year term ending September 1, 2016. The final maturity of the issue is September 1, 2030.

(8)	Proceeds were used to retire approximately $140 million of callable tax-exempt revenue bonds and for general corporate purposes.
Debt Retirements and Redemptions
In 2011, the following debt was retired:
(in Millions)

Company	Month Retired	Type	Interest Rate	Maturity	Amount
Detroit Edison	May	Tax-Exempt Revenue Bonds	6.95%	2011	$26
DTE Energy	June	Senior Notes	7.05%	2011	600
Detroit Edison	September	Tax-Exempt Revenue Bonds	5.55%	2029	118
Detroit Edison	September	Tax-Exempt Revenue Bonds	5.65%	2029	67
Detroit Edison	September	Tax-Exempt Revenue Bonds	5.65%	2029	40
Detroit Edison	September	Tax-Exempt Revenue Bonds	5.45%	2029	140
					$991

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
The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2011, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon were 0.49 to 1, 0.52 to 1 and 0.47 to 1, respectively, and were in compliance with this financial covenant. The availability under these combined facilities at September 30, 2011 is shown in the following table:

(in Millions)	DTE Energy	Detroit Edison	MichCon	Total
Unsecured revolving credit facility, expiring August 2012	$538	$212	$250	$1,000
Unsecured revolving credit facility, expiring August 2013	562	63	175	800
Unsecured letter of credit facility, expiring in May 2013	50	—	—	50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Total credit facilities at September 30, 2011	$1,275	$275	$425	$1,975
Amounts outstanding at September 30, 2011:
Commercial paper issuances	126	49	100	275
Letters of credit outstanding at September 30, 2011	144	—	—	144
	270	49	100	419
Net availability at September 30, 2011	$1,005	$226	$325	$1,556

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $38 million which are used for various corporate purposes.

In October 2011, the Company completed an early renewal of its $1.0 billion and $800 million syndicated unsecured revolving credit facilities before their scheduled expiration in August 2012 and August 2013, respectively. The new $1.8 billion five-year facility will expire in October 2016 and has covenants similar to the prior facilities.
In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At September 30, 2011, a $15 million letter of credit was in place, raising the capacity under this facility to $115 million. The $15 million letter of credit is included in the table above. The amount outstanding under this agreement was $4 million and $39 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Environmental
Electric Utility
Air — Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of approximately $200 million in 2011 and up to $2 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA’s proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. The EPA accepted comments on the proposal and may modify it prior to finalization, scheduled for November 2011. Also, on July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR), requiring further reductions of sulfur dioxides and nitrogen oxides. DTE Energy is reviewing potential impacts of the proposed and recently finalized rules, but is not able to quantify the financial impact of these and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison’s fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA’s motion for preliminary injunction was denied. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of these matters, or the timing of its resolution.
Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $80 million in additional capital expenditures over the 4 to 6 years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA’s use of this provision in determining best technology available for reducing environmental impacts. On April 20, 2011, the EPA published a proposed rule. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the financial impacts of these developing requirements.
Contaminated Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2011 and December 31, 2010, the Company had $8 million and $9 million, respectively, accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.
Landfill — Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. Those repairs are ongoing and are expected to be completed by 2013.
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
The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of September 30, 2011 and December 31, 2010, the Company had $41 million and $36 million, respectively, accrued for remediation.
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

In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a Notice of Violation/Finding of Violation from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA has also alleged certain violations of the Clean Water Act, but has not issued a notice of violation in connection with these alleged violations. The Company is in the process of negotiating a Consent Order with the EPA to settle these historic air and water issues. The Company expects to enter into the Consent Order during the fourth quarter of 2011.
The Company received two Notices of Violation from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $1.5 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. The Company may spend an additional $13 million over the next few years to meet future regulatory requirements and gain other operational improvements savings.

The Company believes that its non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
Other
In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). Both IBMACT and CISWI regulations were stayed and a re-proposal is expected by the end of 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Based on the final approved regulations, anticipated in the first half of 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.
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

Nuclear Fuel Disposal Costs
In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is accounted for as a component of nuclear fuel expense. Delays have occurred in the DOE’s program for the acceptance and disposal of spent nuclear fuel at a permanent repository and the proposed fiscal year 2011 federal budget recommends termination of funding for completion of the government’s long-term storage facility. Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2013. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.
Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $10 million at September 30, 2011.
The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2011, the Company had approximately $14 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for the Company’s approximately 5,000 represented employees. In the 2011 second quarter, a new three-year agreement was ratified covering approximately 400 represented employees. The majority of the remaining represented employees are under contracts that expire August 2012 and June and October 2013.
Purchase Commitments
As of September 30, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5 billion from 2011 through 2051.
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

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2011	2010	2011	2010
Three Months Ended September 30
Service cost	$15	$16	$14	$15
Interest cost	51	51	28	31
Expected return on plan assets	(62)	(65)	(24)	(18)
Amortization of:
Net actuarial loss	41	25	12	13
Prior service cost (credit)	—	1	(7)	(1)
Net transition liability	—	—	1	1
Special termination benefits	—	—	—	—
Net periodic benefit cost	$45	$28	$24	$41

			Other Postretirement
	Pension Benefits		Benefits
(in Millions)	2011	2010	2011	2010
Nine Months Ended September 30
Service cost	$52	$48	$48	$46
Interest cost	152	152	90	94
Expected return on plan assets	(185)	(194)	(71)	(56)
Amortization of:
Net actuarial loss	107	75	42	40
Prior service cost (credit)	2	3	(20)	(3)
Net transition liability	—	—	2	2
Special termination benefits	2		—	—
Net periodic benefit cost	$130	$84	$91	$123

Pension and Other Postretirement Contributions
In January 2011, the Company contributed $200 million to its pension plans.
In January 2011, the Company contributed $81 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $125 million contribution to its other postretirement benefit plans by the end of 2011.

NOTE 12 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation expense:

	Three Months Ended
	September 30
(in Millions)	2011	2010
Stock-based compensation expense	$13	$9
Tax benefit	5	4
Stock-based compensation cost capitalized in property, plant and equipment	1	1

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Stock-based compensation expense	$42	$38
Tax benefit	16	15
Stock-based compensation cost capitalized in property, plant and equipment	3	2
Stock Options
The following table summarizes our stock option activity for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	(in Millions) Aggregate Intrinsic Value
Options outstanding at January 1, 2011	4,827,457	$41.09
Granted	—	$—
Exercised	(1,541,690)	$40.52
Forfeited or expired	(21,963)	$43.41
Options outstanding at September 30, 2011	3,263,804	$41.34	$26
Options exercisable at September 30, 2011	2,597,318	$42.30	$18

As of September 30, 2011, the weighted average remaining contractual life for the exercisable shares was 4.42 years. As of September 30, 2011, 666,486 options were non-vested. During the nine months ended September 30, 2011, 687,061 options vested.
The intrinsic value of options exercised for the nine months ended September 30, 2011 was $14 million. Total option expense recognized was $1 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively.
Restricted Stock Awards
The following summarizes stock awards activity for the nine months ended September 30, 2011:

	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Balance at January 1, 2011	757,414	$37.32
Grants	381,840	$47.98
Forfeitures	(65,592)	$40.84
Vested and issued	(339,138)	$38.25
Balance at September 30, 2011	734,524	$42.22

Performance Share Awards
The following summarizes performance share activity for the nine months ended September 30, 2011:

Performance Shares
Balance at January 1, 2011	1,527,253
Grants	611,844
Forfeitures	(66,357)
Payouts	(467,688)
Balance at September 30, 2011	1,605,052
Unrecognized Compensation Cost
As of September 30, 2011, the Company had $56 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. These costs are expected to be recognized over a weighted-average period of 1.27 years.

NOTE 13 — SUPPLEMENTAL CASH FLOW INFORMATION
The following table details the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows, and supplementary non-cash information:

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$181	$357
Inventories	(115)	(200)
Accrued/prepaid pensions	(186)	(99)
Accounts payable	(34)	(14)
Income taxes receivable/payable	267	19
Derivative assets and liabilities	(36)	(58)
Postretirement obligation	(59)	20
Other assets	67	(11)
Other liabilities	(37)	59
	$48	$73
Noncash financing activities:
Common stock issued for employee benefit plans	$1	$147

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Electric Utility	$7	$8	$25	$23
Gas Utility	1	1	2	1
Gas Storage and Pipelines	1	1	7	3
Power and Industrial Projects	30	50	119	122
Energy Trading	17	21	54	65
Corporate & Other	(12)	(18)	(40)	(51)
	$44	$63	$167	$163

Financial data of the business segments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues
Electric Utility	$1,517	$1,444	$3,950	$3,798
Gas Utility	159	170	1,090	1,157
Gas Storage and Pipelines	21	20	69	62
Unconventional Gas Production	11	7	29	23
Power and Industrial Projects	259	303	781	846
Energy Trading	342	258	970	661
Corporate & Other	—	—	2	—
Reconciliation & Eliminations	(44)	(63)	(167)	(163)
Total	$2,265	$2,139	$6,724	$6,384
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$157	$165	$345	$343
Gas Utility	(11)	(6)	69	92
Gas Storage and Pipelines	13	12	42	36
Unconventional Gas Production	(2)	(4)	(5)	(9)
Power and Industrial Projects	12	26	27	66
Energy Trading	22	(12)	36	—
Corporate & Other (1)	(8)	(18)	47	(50)
Net Income Attributable to DTE Energy	$183	$163	$561	$478
_____________________________

(1)	The 2011 net income for Corporate & Other includes an income tax benefit of $88 million related to the enactment of the MCIT in the second quarter of 2011. See Note 2.

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
Net income attributable to DTE Energy in the third quarter of 2011 was $183 million, or $1.07 per diluted share, compared to net income attributable to DTE Energy of $163 million, or $0.96 per diluted share, in the third quarter of 2010. Net income attributable to DTE Energy in the nine months ended September 30, 2011 was $561 million, or $3.30 per diluted share, compared to net income attributable to DTE Energy of $478 million, or $2.84 per diluted share, in the comparable period of 2010. The increases in net income were impacted by higher earnings in the Electric Utility and Energy Trading segments, partially offset by lower earnings in the Power and Industrial Projects. The increase for the nine month period is primarily due to an income tax benefit of $88 million in the Corporate & Other segment related to the enactment of the MCIT in the second quarter of 2011. See Note 2 of the Notes to Consolidated Financial Statements.
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

On October 20, 2011, the MPSC issued an order in Detroit Edison's October 29, 2010 rate case filing. The MPSC approved an annual revenue increase of $175 million. Detroit Edison self-implemented a rate increase of $107 million on April 28, 2011. The MPSC stated the net revenue collected due to self-implementation be credited to the 2011 Choice Incentive Mechanism (CIM) regulatory asset. Self-implementation revenue of approximately $31 million was credited to the CIM Regulatory Asset as of September 30, 2011. The MPSC required that within ninety days, Detroit Edison file a report regarding the amount of revenue collected through application of its self-implemented rate increase and a proposed reconciliation with the final rates and rate design approved in the order. In addition, a 2011 CIM reconciliation is expected to be filed in early 2012. See Note 6 of the Notes to Consolidated Financial Statements.
Our Gas Utility segment consists of MichCon and Citizens. MichCon is engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity. Citizens distributes natural gas in Adrian, Michigan to approximately 17,000 customers.
Detroit Edison has experienced decreased electric sales in the nine months ended September 30, 2011 driven by lower interconnection and industrial sales, partially offset by higher residential and commercial sales. Interconnection sales are lower due primarily to lower power plant generation, while industrial sales are lower due to decreased demand from customers in the automotive and steel industries and their related suppliers and other ancillary businesses. The residential sales increase is primarily a result of weather related usage. MichCon’s sales were higher due to colder winter weather, partially offset by a decrease in the number of customers, reduced natural gas usage by customers due to economic conditions and an increased emphasis on conservation of energy usage.
Both utilities have exposure to the collectability of receivables in our market area. The Company continues to work with our customers through a variety of proactive programs to assist them. We also partner with federal, state and local officials to attempt to increase the share of low-income funding allocated to our customers. Changes in the level of funding provided to our low-income customers will affect the level of uncollectible expense. Reductions in the federal and state low income assistance programs could substantially reduce the approximately $125 million of assistance provided to DTE Energy's low income customers in 2010. To mitigate volatility of changes in the uncollectible expense, MichCon has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense each year and the level established in its last rate case. Detroit Edison had an uncollectible expense tracking mechanism through October 2011 which was eliminated in Detroit Edison's October 20, 2011 MPSC order. The uncollectible expense tracking mechanisms require annual reconciliation proceedings before the MPSC.

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Uncollectible Expense
Detroit Edison	$34	$42
MichCon	36	49
	$70	$91

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
Gas Storage and Pipelines owns partnership interests in two natural gas storage fields and two interstate pipelines serving the Midwest, Ontario and Northeast markets. Much of the growth in demand for natural gas is expected to occur in the Eastern Canada and the Northeast U.S. regions. We believe that the Vector and Millennium pipelines are well positioned to provide access routes and low-cost expansion options to these markets. We believe that Millennium Pipeline is well positioned for growth related to production from the Marcellus shale, especially with respect to Marcellus production in Northern Pennsylvania and along the southern tier of New York. Our planned Bluestone lateral and gathering system will be one such project.
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
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities and producers which may include the management of associated storage and transportation contracts on the customers’ behalf under FERC Asset Management Arrangements.
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
MichCon was required in its 2010 rate order to file two infrastructure improvement cases. MichCon filed a 10-year gas main renewal case for approximately $17 million per year and also filed a 10-year meter move out case for approximately $22 million per year. In September 2011, the MPSC issued orders approving both programs and requested MichCon to include the recovery of costs associated with these two programs in future rate cases.
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
Air - Detroit Edison is subject to the EPA ozone transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. The rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.5 billion through 2010. The Company estimates Detroit Edison will make capital expenditures of approximately $200 million in 2011 and up to $2 billion of additional capital expenditures through 2020 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The EPA's proposed National Emission Standards for Hazardous Air Pollutants from Coal and Oil-Fired Electric Utility Steam Generating Units rule (covering mercury and other air pollutants) was issued on March 16, 2011 for review and comment. The EPA accepted comments on the proposal and may modify it prior to finalization, scheduled for November 2011. Also, on July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR), requiring further reductions of sulfur dioxides and nitrogen oxides. DTE Energy is reviewing potential impacts of the proposed and recently finalized rules, but is not able to quantify the financial impact of these and other expected rulemakings at this time.
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
On August 5, 2010, the United States Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV's Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Water - In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $80 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. In 2008, the Supreme Court agreed to review the remanded cost-benefit analysis provision of the rule and in April 2009 upheld the EPA's use of this provision in determining best technology available for reducing environmental impacts. On April 20, 2011, the EPA published a proposed rule. A final rule is scheduled to be issued in mid-2012. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the financial impacts of these developing requirements.
Manufactured Gas Plant (MGP) and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. Gas Utility owns, or previously owned, 15 such former MGP sites. Detroit Edison owns, or previously owned, three former MGP sites. In addition to the MGP sites, we are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electrical distribution substations, gas pipelines, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years.
Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company's financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for MichCon, which allows MichCon to amortize the MGP costs over a 10-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company's results of operations.
Landfill - Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. Those repairs are ongoing and are expected to be completed by 2013.
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
Non-Utility
The Company's non-utility affiliates are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants. The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a Notice of Violation in June of 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing the Company's position of demonstrated compliance and has not initiated escalated enforcement. At this time, the Company cannot predict the financial impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDEQ concerning visible emissions readings that resulted from the Company self reporting to MDEQ questionable activities by an employee of a contractor hired by the Company to perform the visible emissions readings. At this time, the Company cannot predict the financial impact of this investigation. The Company is also in the process of negotiating a Consent Order with the EPA to settle historical air and water violations at its coke battery facility located in Pennsylvania. The Company expects to enter into the Consent Order during the fourth quarter of 2011. The Company is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment and upgrade its coal pile storm water runoff management program for the coke battery facility located in Pennsylvania. This upgrade is expected to be completed over the next two years to meet future regulatory requirements.
The Company believes that its non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.
Other
In 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). Both IBMACT and CISWI regulations were stayed and a re-proposal is expected by the end of 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of 3 years for compliance with the applicable standards. Based on the final approved regulations, anticipated in the first half of 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.
Global Climate Change
The EPA has promulgated the Greenhouse Gas Tailoring rule that regulates greenhouse gases as pollutants under the EPA’s new source permitting and major source operating permit programs, and that requires a Best Available Control Technology (BACT) determination for new and modified major sources of greenhouse gas (GHG). In addition, the EPA will be issuing proposed GHG performance standards for new and modified electric generating units in late 2011. In the U.S. Congress, efforts are focused on delaying the EPA’s regulation of GHGs with no expectation of enacting a comprehensive national climate program. Pending or future regulatory or legislative actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify the financial impacts on DTE Energy or its customers at this time.
OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. We believe that our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.
Looking forward, we will focus on several areas that we expect will improve future performance:

•	improving Electric and Gas Utility customer satisfaction;

•	continuing to maintain regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base with consideration of customer affordability;

•	optimizing our cost structure across all business segments;

•	investing in non-utility businesses, particularly our Gas Storage and Pipelines and Power and Industrial Projects segments, that integrate our assets and leverage our skills and expertise; and

•	managing cash, capital and liquidity to maintain or improve our financial strength.
We will continue to pursue opportunities to grow our businesses in a disciplined manner by securing opportunities that meet our strategic, financial and risk criteria.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of our segments.
Net income attributable to DTE Energy by segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$157	$165	$345	$343
Gas Utility	(11)	(6)	69	92
Gas Storage and Pipelines	13	12	42	36
Unconventional Gas Production	(2)	(4)	(5)	(9)
Power and Industrial Projects	12	26	27	66
Energy Trading	22	(12)	36	—
Corporate & Other	(8)	(18)	47	(50)
Net Income Attributable to DTE Energy	$183	$163	$561	$478
ELECTRIC UTILITY
Our Electric Utility segment consists principally of Detroit Edison.
Electric Utility results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$1,517	$1,444	$3,950	$3,798
Fuel and Purchased Power	553	484	1,348	1,217
Gross Margin	964	960	2,602	2,581
Operation and Maintenance	354	325	1,014	960
Depreciation and Amortization	215	230	622	644
Taxes Other Than Income	63	54	182	180
Asset (Gains) and Losses, Net	(1)	—	13	(1)
Operating Income	333	351	771	798
Other (Income) and Deductions	79	78	214	236
Income Tax Expense	97	108	212	219
Net Income Attributable to DTE Energy Company	$157	$165	$345	$343
Operating Income as a Percentage of Operating Revenues	22%	24%	20%	21%

Gross margin increased $4 million in the third quarter of 2011 and $21 million in the nine-month period ended September 30, 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Base sales, net of RDM and CIM	$17	$49
Securitization bond and tax surcharge	(13)	(27)
Electric Choice implementation surcharge elimination	(7)	(18)
Energy optimization incentive	—	9
Restoration tracker	22	27
Low Income Energy Efficiency Fund revenue deferral	(13)	(13)
Other	(2)	(6)
Increase in gross margin	$4	$21

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2011	2010	2011	2010
Electric Sales
Residential	4,863	5,034	12,358	12,301
Commercial	4,759	4,730	12,750	12,660
Industrial	2,606	2,357	7,353	7,438
Other	782	798	2,343	2,398
	13,010	12,919	34,804	34,797
Interconnection sales (1)	884	1,270	2,346	4,031
Total Electric Sales	13,894	14,189	37,150	38,828
Electric Deliveries
Retail and Wholesale	13,010	12,919	34,804	34,797
Electric Customer Choice	1,393	1,289	4,104	3,675
Total Electric Sales and Deliveries	14,403	14,208	38,908	38,472
_____________________________

(1)	Represents power that is not distributed by Detroit Edison.
Power Generated and Purchased

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Thousands of MWh)	2011	2010	2011	2010
Power Plant Generation
Fossil	10,143	11,224	27,007	30,339
Nuclear	2,386	2,368	6,500	6,656
	12,529	13,592	33,507	36,995
Purchased Power	2,353	1,669	6,403	4,465
System Output	14,882	15,261	39,910	41,460
Less Line Loss and Internal Use	(988)	(1,072)	(2,760)	(2,632)
Net System Output	13,894	14,189	37,150	38,828
Average Unit Cost ($/MWh) Generation (1)	$25.45	$19.81	$22.90	$19.22
Purchased Power	$49.15	$51.07	$44.81	$43.71
Overall Average Unit Cost	$29.20	$23.23	$26.41	$21.85
_____________________________

(1)	Represents fuel costs associated with power plants.
Operation and maintenance expense increased $29 million and $54 million in the three and nine months ended September 30, 2011, respectively. The increase for the 2011 third quarter is primarily due to higher restoration and line clearance expenses of $26 million, increased power plant generation maintenance and outage expenses of $15 million and higher energy optimization and renewable energy expenses of $4 million, partially offset by $13 million in reduced contributions to a low income and energy efficiency fund due to a recent court order. The increase for the 2011 nine-month period is attributable to higher restoration and line clearance expenses of $27 million, increased power plant generation maintenance and outage expenses of $24 million, higher energy optimization and renewable energy expenses of $14 million, partially offset by $13 million in reduced contributions to a low income and energy efficiency fund due to a recent court order. See Note 6 of the Notes to Consolidated Financial Statements.
Asset (gains) and losses, net increased $1 million and decreased $14 million in the three and nine months ended September 30, 2011, respectively. The change in the nine month period is primarily attributable to an accrual of $19 million in the first quarter of 2011 resulting from management’s revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a second quarter 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation. See Note 5 of the Notes to the Consolidated Financial Statements.
Outlook — We continue to move forward in our efforts to improve the operating performance and cash flow of Detroit Edison. We expect that our planned significant environmental and renewable energy investments will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.
In July 2011, Detroit Edison notified the NRC that it intends to apply for renewal of the operating license for the Fermi 2 nuclear power plant. The current license expires in 2025 and NRC approval of the application would permit the plant to operate an additional 20 years. The application is expected to be filed with the NRC in 2014.
GAS UTILITY
Our Gas Utility segment consists of MichCon and Citizens.
Gas Utility results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$159	$170	$1,090	$1,157
Cost of Gas	36	39	537	586
Gross Margin	123	131	553	571
Operation and Maintenance	94	96	298	274
Depreciation and Amortization	22	20	66	68
Taxes Other Than Income	11	12	42	43
Operating Income (Loss)	(4)	3	147	186
Other (Income) and Deductions	15	14	41	44
Income Tax Expense (Benefit)	(8)	(5)	37	50
Net Income (Loss) Attributable to DTE Energy Company	$(11)	$(6)	$69	$92
Operating Income as a Percentage of Operating Revenues	(3)%	2%	13%	16%

Gross margin decreased $8 million in the third quarter of 2011 and $18 million in the nine-month period ended September 30, 2011. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

(in Millions)	Three Months	Nine Months
Weather	$—	$43
Uncollectible tracking mechanism	—	(35)
2010 self-implementation and rate order	(2)	(19)
Revenue decoupling mechanism	—	8
Energy optimization revenue and incentive	—	10
Midstream storage and transportation revenues	(3)	(12)
Revenue of subsidiaries transferred to Gas Storage and Pipelines segment	(4)	(13)
Other	1	—
Decrease in gross margin	$(8)	$(18)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Gas Markets
Gas sales	$99	$96	$832	$887
End user transportation	29	30	145	136
	128	126	977	1,023
Intermediate transportation	12	17	42	48
Storage and other	19	27	71	86
	$159	$170	$1,090	$1,157
Gas Markets (in Bcf)
Gas sales	9	8	89	79
End user transportation	26	29	104	101
	35	37	193	180
Intermediate transportation	50	86	195	293
	85	123	388	473

Operation and maintenance expense decreased $2 million and increased $24 million in the three and nine months ended September 30, 2011, respectively. The increase for the nine month period is due primarily to the 2010 deferral of $32 million of previously expensed CTA restructuring expenses. The 2011 nine month period also included higher energy optimization expenses of $7 million, partially offset by lower uncollectible expenses of $14 million.
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
GAS STORAGE AND PIPELINES
Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.
Gas Storage and Pipelines results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$21	$20	$69	$62
Operation and Maintenance	3	3	10	11
Depreciation and Amortization	2	1	5	4
Taxes Other Than Income	—	—	2	1
Operating Income	16	16	52	46
Other (Income) and Deductions	(6)	(4)	(19)	(14)
Income Tax Expense	8	8	26	23
Net Income	14	12	45	37
Noncontrolling Interest	1	—	3	1
Net Income Attributable to DTE Energy Company	$13	$12	$42	$36

Net income attributable to DTE Energy Company increased $1 million and $6 million in the three and nine months ended September 30, 2011, respectively. The 2011 nine month increase was primarily driven by earnings from two operating subsidiaries that were transferred from an affiliate effective January 1, 2011 and a settlement for customer gas treating services performed in prior years.
Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new pipeline and storage investment opportunities. Millennium Pipeline has secured customers for its Phase 1 & 2 expansions which are scheduled to be in-service in the fourth quarter of 2012 and the fourth quarter of 2013, respectively. Millennium’s total capacity with the Phase 1 & 2 expansion will increase from 525,000 dth/d to over 800,000 dth/d. In addition, DTE has executed an agreement with Southwestern Energy Services Company to support its Bluestone lateral and gathering system. Bluestone is a 40 mile pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow 250,000 dth/d to both Millennium Pipeline and Tennessee Pipeline and is scheduled to be in-service in the second quarter of 2012. DTE plans to spend up to $280 million over the next five years on the Bluestone lateral and gathering system.
UNCONVENTIONAL GAS PRODUCTION
Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production primarily within the Barnett shale in northern Texas.
Unconventional Gas Production results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$11	$7	$29	$23
Operation and Maintenance	6	4	16	12
Depreciation, Depletion and Amortization	4	3	13	11
Taxes Other Than Income	1	—	2	1
Asset (Gains) and Losses, Net	—	3	—	7
Operating Loss	—	(3)	(2)	(8)
Other (Income) and Deductions	2	2	5	5
Income Tax Benefit	—	(1)	(2)	(4)
Net Loss Attributable to DTE Energy Company	$(2)	$(4)	$(5)	$(9)

Unconventional Gas Production results, for the nine month period, were slightly favorable primarily due to a $7 million impairment of expired or expiring leasehold positions in 2010. Both revenues and expenses increased as a result of new wells on line, increased liquids prices and higher crude oil production.
Outlook — In the longer-term, we plan to continue to develop our holdings in the western portion of the Barnett shale and to seek opportunities for monetization of select properties when conditions are appropriate. Our strategy for 2011 is to maintain our focus on optimizing the productivity of our wells. Given the continued outlook of low natural gas prices, drilling efforts will continue to target liquids rich gas and oil production. The majority of our acreage position has rights to shallow reserves lying above the Barnett shale, specifically the Marble Falls formation. Recent drilling efforts have been largely successful in finding oil and high BTU gas. We anticipate the continued development of this liquids play which is expected to add value to our asset base. During 2011, we expect total capital investment of $30 million to drill approximately 25 new wells and continue to acquire select acreage and achieve production of approximately 5.5 Bcfe of natural gas, compared with 5 Bcfe in 2010.
POWER AND INDUSTRIAL PROJECTS
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation services and marketing; and sell electricity generated from biomass-fired energy projects.
Power and Industrial Projects results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$259	$303	$781	$846
Operation and Maintenance	232	256	699	720
Depreciation and Amortization	14	15	43	44
Taxes Other Than Income	3	3	8	10
Asset (Gains) Losses and Reserves and Impairments, Net	(7)	(3)	(13)	(7)
Operating Income	17	32	44	79
Other (Income) and Deductions	2	1	10	6
Income Taxes
Expense	3	11	11	28
Production Tax Credits	(1)	(8)	(4)	(24)
	2	3	7	4
Net Income	13	28	27	69
Noncontrolling Interests	1	2	—	3
Net Income Attributable to DTE Energy Company	$12	$26	$27	$66

Operating revenues decreased $44 million and $65 million in the three and nine months ended September 30, 2011, respectively. The decrease in the third quarter of 2011 is primarily due to $60 million of lower coal transportation and marketing services primarily due to the expiration of our long-term rail transportation contract in 2010 and an $11 million decrease associated with reduced emission fuels projects reflecting lower pass-through costs, offset by a $20 million increase in coke demand and pricing and a $7 million increase in new on-site projects. The decrease in the nine-month period is primarily due to $160 million of lower coal transportation and marketing services related to the expired rail transportation contract, offset by a $60 million increase in coke demand and pricing, a $12 million increase related to reduced emission fuels projects, and a $23 million increase in new on-site projects.
Operation and maintenance expense decreased $24 million and $21 million in the three and nine months ended September 30, 2011, respectively. The decrease in the third quarter of 2011 is primarily due to $41 million of lower coal transportation and marketing services primarily due to the expiration of our long-term rail transportation contract in 2010 and an $11 million decrease associated with reduced emission fuels projects, partially offset by a $27 million increase in coal costs and a $7 million increase in new on-site projects. The decrease in the nine-month period is primarily due to $127 million lower coal transportation and marketing services related to the expired rail transportation contract, partially offset by an $83 million increase in coal costs, an $11 million increase related to reduced emission fuels projects, and a $22 million increase in new on-site projects. Additionally, lower coke battery operating costs for the three and nine month periods favorably impacted results by $6 million and $10 million, respectively.
Asset (Gains) Losses and Reserves and Impairments, Net were higher by $4 million and $6 million in the three and nine months ended September 30, 2011, respectively. The increases in the third quarter and nine month period are primarily due to higher production of refined coal from our reduced emissions fuels projects that qualify for tax credits.
Production tax credits were lower by $7 million and $20 million in the three and nine months ended September 30, 2011, respectively, due primarily to expiration of steel industry fuels credits as of December 31, 2010.
Outlook — We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2011. During 2010 we experienced higher margins from coke sales due to premium pricing and lower coal costs. In 2011, we have returned to normal margin levels. The tax credits associated with our steel industry fuels facilities expired at December 31, 2010 which generated approximately $29 million in 2010. We supply on-site energy services to the domestic automotive manufacturers who have also experienced stabilized demand for automobiles. In March 2011, the Company acquired a cogeneration facility and will provide electricity and steam to customers in the chemical industry.
In late 2009, we began operating five reduced emission fuel facilities located at Detroit Edison owned coal-fired power plants. We are currently constructing two facilities at another Detroit Edison owned power plant and we have negotiated to construct two facilities at third party owned power plants. The facilities reduce Nitrogen Oxides (NOX) and Mercury (Hg) emissions and qualify for production tax credits when the fuel is sold to an unrelated party. Qualifying facilities are eligible to generate tax credits for ten years. We continue to optimize these facilities by seeking investors for facilities operating at Detroit Edison sites and intend to relocate or construct other facilities at alternative sites which may provide increased production and emission reduction opportunities in 2011 and future years. In January 2011, the Company sold a membership interest in one of these reduced emission fuel facilities that is located at a Detroit Edison site.
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
ENERGY TRADING
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities and producers which may include the management of associated storage and transportation contracts on the customers’ behalf under FERC Asset Management Arrangements.
Energy Trading results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2011	2010	2011	2010
Operating Revenues	$342	$258	$970	$661
Fuel, Purchased Power and Gas	284	258	851	597
Gross Margin	58	—	119	64
Operation and Maintenance	18	13	49	47
Depreciation, Depletion and Amortization	1	1	2	3
Taxes Other Than Income	—	—	2	2
Operating Income (Loss)	39	(14)	66	12
Other (Income) and Deductions	3	3	7	10
Income Tax Expense (Benefit)	14	(5)	23	2
Net Income (Loss) Attributable to DTE Energy Company	$22	$(12)	$36	$—

Gross margin increased $58 million in the third quarter of 2011 and increased $55 million for the nine months ended September 30, 2011. The overall increase in gross margin for the third quarter and nine months ended 2011 is the result of improved economic performance relative to the same periods in 2010, coupled with the absence of prior year timing losses. We experienced timing-related earnings volatility based on market movement related to derivative contracts.
The third quarter increase of $58 million represents a $29 million increase in both our realized and unrealized margins. The $29 million increase in realized margins is due to $42 million of favorable results, primarily in our power and gas trading and power full requirements strategies, offset by $13 million of unfavorable results, primarily in our gas structured and gas full requirements strategies. The $29 million increase in unrealized margins is due to $34 million of favorable results, primarily in our power transmission, power full requirements, and power and gas trading strategies. This was offset by $5 million of unfavorable results, primarily in our gas full requirements strategy.
The $55 million increase for the nine month period represents a $35 million increase in realized margins and a $20 million increase in unrealized margins. The $35 million increase in realized margins is due to $57 million of favorable results, primarily in our power trading and power full requirements strategies, offset by $22 million of unfavorable results, primarily in our gas structured and power origination strategies. The $20 million increase in unrealized margins is due to $39 million of favorable results, primarily in our power full requirements, gas trading and gas structured strategies, offset by $19 million of unfavorable results, primarily in our power trading and gas storage strategies.
Outlook — In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility or lack thereof in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.
The Energy Trading portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power transmission and generation capacity positions. Energy Trading also provides natural gas, power and ancillary services to various utilities and producers which may include the management of associated storage and transportation contracts on the customers' behalf under FERC Asset Management Arrangements. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas natural gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the “Fair Value” section.
CORPORATE & OTHER
Corporate & Other includes various holding company activities and holds certain non-utility debt and energy-related investments.
The net loss of $8 million for the third quarter of 2011 was an improvement of $10 million from the net loss of $18 million in the third quarter of 2010. Net income of $47 million in the nine-month period ended September 30, 2011 was an improvement of $97 million from the net loss of $50 million in the comparable 2010 period. The improvement in both periods resulted from lower interest on long-term debt, while the improvement in the 2011 nine-month period is also due to an income tax benefit of $88 million related to the enactment of the MCIT in the second quarter of 2011. See Note 2 of the Notes to Consolidated Financial Statements.

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

	Nine Months Ended
	September 30
(in Millions)	2011	2010
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$563	$483
Depreciation, depletion and amortization	752	775
Deferred income taxes	123	173
Asset (gains), losses and reserves, net	—	5
Working capital and other	48	73
	1,486	1,509
Investing activities:
Plant and equipment expenditures — utility	(968)	(743)
Plant and equipment expenditures — non-utility	(61)	(75)
Proceeds from sale of other assets, net	13	28
Restricted cash and other investments	(36)	(44)
	(1,052)	(834)
Financing activities:
Issuance of long-term debt	908	595
Redemption of long-term debt	(1,161)	(660)
Short-term borrowings, net	126	(307)
Issuance of common stock	—	26
Repurchase of common stock	(18)	—
Dividends on common stock and other	(308)	(297)
	(453)	(643)
Net Increase(Decrease) in Cash and Cash Equivalents	$(19)	$32
Cash from Operating Activities
A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.
Cash from operations in the nine months ended September 30, 2011 was lower by $23 million in 2011 due primarily to lower cash provided by working capital items. See Note 13 of the Notes to Consolidated Financial Statements.
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
Net cash used for investing activities increased in the nine months ended September 30, 2011 by $218 million primarily due to increased utility capital expenditures and increased non-utility investments, partially offset by the prior year impact of the consolidation of VIEs. See Note 1 of the Notes to Consolidated Financial Statements.

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
Net cash used for financing activities decreased $190 million during the nine months ended September 30, 2011 as increased issuances and redemptions of long-term debt were offset by decreased payments for short-term borrowings.
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
We may be impacted by the delayed collection of under-recoveries of our various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.

On October 20, 2011, the MPSC issued an order in Detroit Edison's October 29, 2010 rate case filing. The MPSC approved an annual revenue increase of $175 million. Detroit Edison self-implemented a rate increase of $107 million on April 28, 2011. The MPSC stated the net revenue collected due to self-implementation be credited to the 2011 Choice Incentive Mechanism (CIM) regulatory asset. The MPSC required that within ninety days, Detroit Edison file a report regarding the amount of revenue collected through application of its self-implemented rate increase and a proposed reconciliation with the final rates and rate design approved in the order. In addition, a 2011 CIM reconciliation is expected to be filed in early 2012. See Note 6 of the Notes to Consolidated Financial Statements.

We have approximately $250 million in long-term debt maturing in the next 12 months. Substantially all of the debt maturities relate to Securitization, Detroit Edison, and MichCon. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by Detroit Edison’s electric customers. The repayment of the other Detroit Edison and MichCon debt is expected to be refinanced with long-term debt.
DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon have unsecured revolving credit facilities with similar terms with a syndicate of 23 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.25% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance. DTE Energy had approximately $1.6 billion of available liquidity at September 30, 2011.
In October 2011, the Company completed an early renewal of its $1.0 billion and $800 million syndicated unsecured revolving credit facilities before their scheduled expiration in August 2012 and August 2013, respectively. The new $1.8 billion five-year facility will expire in October 2016 and has covenants similar to the prior facilities.
The Company contributed $200 million to its pension plans in January 2011. The Company contributed $81 million to its other postretirement benefit plans in January 2011. At the discretion of management, the Company may make up to an additional $125 million contribution to its other postretirement benefit plans by the end of 2011.
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
Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its RDM reconciliation for the period February 2010 through January 2011 requesting authority to refund approximately $56 million, plus interest. This is the initial reconciliation filing under the pilot RDM. In addition to the refund liability for the initial reconciliation filing, Detroit Edison has accrued an RDM refund for the February 2011 through September 2011 period of $71 million, plus interest. There are various interpretations and alternative calculation methodologies relating to the RDM refund calculation that could ultimately be adopted by the MPSC that could result in significant adjustments in excess of the amounts accrued as of September 30, 2011. An MPSC order on the initial filing is expected in the first half of 2012.
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
As a result of adherence to generally accepted accounting principles, the tables below do not include the expected earnings impact of non-derivative gas storage, transportation and power contracts. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in DTE Energy's reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.
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
The following tables provide details on changes in our MTM net asset (or liability) position for the nine months ended September 30, 2011:

(in Millions)	Total
MTM at December 31, 2010	$(44)
Reclassify to realized upon settlement	25
Changes in fair value recorded to income	96
Amounts recorded to unrealized income	121
Change in fair value recorded in regulatory liabilities	3
Change in collateral held by (for) others	(42)
Option premiums received and other	(46)
MTM at September 30, 2011	$(8)

The table below shows the maturity of our MTM positions:

				2014
(in Millions)				And	Total Fair
Source of Fair Value	2011	2012	2013	Beyond	Value
Level 1	$42	$(23)	$14	$9	$42
Level 2	(9)	(17)	(37)	1	(62)
Level 3	(7)	6	7	3	9
Total MTM before collateral adjustments	$26	$(34)	$(16)	$13	$(11)
Collateral adjustments					$3
Total MTM at September 30, 2011					$(8)

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
Other
MichCon has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense each year and the level established in its last rate case. Detroit Edison had an uncollectible expense tracking mechanism through October 2011 which was eliminated with Detroit Edison's October 20, 2011 MPSC order. The uncollectible expense tracking mechanisms require annual reconciliation proceedings before the MPSC. See Note 6 of the Notes to Consolidated Financial Statements.
We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.
Trading Activities
We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of September 30, 2011:

	Credit Exposure Before Cash	Cash	Net Credit
(in Millions)	Collateral	Collateral	Exposure
Investment Grade(1)
A- and Greater	$162	$—	$162
BBB+ and BBB	261	—	261
BBB-	100	—	100
Total Investment Grade	523	—	523
Non-investment grade(2)	3	—	3
Internally Rated — investment grade(3)	101	—	101
Internally Rated — non-investment grade(4)	32	—	32
Total	$659	$—	$659
_____________________________

(1)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investor Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 31 percent of the total gross credit exposure.

(2)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than 1 percent of the total gross credit exposure.

(3)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 10 percent of the total gross credit exposure.

(4)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 5 percent of the total gross credit exposure.

Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2011, we had a floating rate debt-to-total debt ratio of approximately eight percent (excluding securitized debt).
Foreign Currency Exchange Risk
We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through July 2015. Additionally, we may enter into fair value foreign currency exchange hedges to mitigate changes in the value of contracts or loans.
Summary of Sensitivity Analysis
We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2011 and September 30, 2010 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of September 30, 2011 and September 30, 2010:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
(in Millions)	As of September 30,		As of September 30
Activity	2011	2010	2011	2010	Change in the Fair Value of
Coal Contracts	$(3)	$—	$3	$—	Commodity contracts
Gas Contracts	(9)	(6)	9	6	Commodity contracts
Power Contracts	(2)	(5)	1	7	Commodity contracts
Interest Rate Risk	(267)	(294)	283	315	Long-term debt
Foreign Currency Exchange Risk	(1)	6	1	7	Forward contracts
Discount Rates	—	—	—	—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Part I — Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, which is the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. - Legal Proceedings
In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA has also alleged certain violations of the Clean Water Act, but has not issued a notice of violation in connection with these alleged violations. The Company is in the process of negotiating a Consent Order with the EPA to settle these historic air and water issues. The Company expects to enter into the Consent Order during the fourth quarter of 2011.
In July 2009, DTE Energy received a NOV/FOV from the EPA alleging, among other things, that five of Detroit Edison's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and Title V operating permit requirements under the Clean Air Act. In June 2010, EPA issued a NOV/FOV making similar allegations related to a recent project and outage at Unit 2 of the Monroe Power Plant.
On August 5, 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. In January 2011, the EPA's motion for preliminary injunction was denied. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit.
DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, Detroit Edison could also be required to install additional pollution control equipment at some or all of the power plants in question, consider early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. DTE Energy and Detroit Edison cannot predict the financial impact or outcome of these matters, or the timing of its resolution.

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
Construction and capital improvements to our power facilities and distribution systems subject us to risk. We are managing ongoing and planning future significant construction and capital improvement projects at multiple power generation and distribution facilities and our gas distribution system. Many factors that could cause delays or increased prices for these complex projects are beyond our control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect our financial performance and operations at the affected facilities and businesses.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended September 30, 2011:

Period	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans or
	Purchased(1)	Per Share	or Programs	Programs
07/01/11 — 07/31/11	6,990	$46.20	—	—
08/1/2011 — 08/31/11	60,000	49.95	—	—
09/1/2011 — 09/30/11	71,965	44.90	—	—
Total	138,955		—	—
_____________________________

(1)
Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. These purchases were not made pursuant to a publicly announced plan or program. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. — Exhibits

Exhibit
Number	Description
Exhibits filed herewith:

3-11	Amended Bylaws (as amended through May 5, 2011)

12-48	Computation of Ratio of Earnings to Fixed Charges

31-69	Chief Executive Officer Section 302 Form 10-Q Certification

31-70	Chief Financial Officer Section 302 Form 10-Q Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated herein by reference:

4-271
 Supplemental Indenture, dated as of August 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

4-272
Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

4-273
 Supplemental Indenture, dated as of September 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, by and between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-278 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series H)

10-1
Form of Amended and Restated DTE Energy Five-Year Credit Agreement, dated as of August 20, 2010 and amended and restated as of October 21, 2011, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Capital, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (Exhibit 10.1 to Form 8-K filed on October 26, 2011).

10-2
Form of Amended and Restated MichCon Five-Year Credit Agreement, dated as of August 20, 2010 and amended and restated as of October 21, 2011, by and among MichCon, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Capital, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.2 to Form 8-K filed on October 26, 2011).

10-3
Form of Amended and Restated Detroit Edison Five-Year Credit Agreement, dated as of August 20, 2010 and amended and restated as of October 21, 2011, by and among Detroit Edison, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland plc, as Co-Syndication Agents (Exhibit 10.1 to Detroit Edison's Form 8-K filed on October 26, 2011).

Exhibits furnished herewith:

32-69	Chief Executive Officer Section 906 Form 10-Q Certification

32-70	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)
Date:	November 4, 2011	/S/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer