Form 10-Q
period 2012-03-31
DTE ENERGY CO
filed 2012-04-27
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012
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
Yes ☐ No ☑
At March 31, 2012, 170,112,217 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE ENERGY COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED March 31, 2012

PAGE
DEFINITIONS	1
FORWARD-LOOKING STATEMENTS	3
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Comprehensive Income (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statement of Changes in Equity (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	52
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers	54
Item 6. Exhibits	55
SIGNATURE	56
EX-10-80
EX-12.50
EX-31.73
EX-31.74
EX-32.73
EX-32.74
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

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

Unconventional Gas	Includes those gas and oil deposits that originated and are stored in coal bed, tight sandstone and shale formations.

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of gas

Bcfe	Conversion metric using a standard ratio of one barrel of oil and/or natural gas liquids to 6 Mcf of natural gas equivalents.

Btu	Heat value (energy content) of fuel

dth/d	Decatherms per day

kWh	Kilowatthour of electricity

MMBtu	Million Btu

Mcf	Thousand cubic feet of gas

MMcf	Million cubic feet of gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

Part I — Item 1.
DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2012	2011
	(In millions, except per share amounts)
Operating Revenues	$2,249	$2,431
Operating Expenses
Fuel, purchased power and gas	889	1,071
Operation and maintenance	726	631
Depreciation, depletion and amortization	232	245
Taxes other than income	95	83
Asset (gains) and losses, reserves and impairments, net	(5)	11
	1,937	2,041
Operating Income	312	390
Other (Income) and Deductions
Interest expense	113	126
Interest income	(2)	(3)
Other income	(37)	(21)
Other expenses	7	7
	81	109
Income Before Income Taxes	231	281
Income Tax Expense	73	103

Net Income	158	178

Less: Net Income Attributable to Noncontrolling Interests	2	2
Net Income Attributable to DTE Energy Company	$156	$176

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.91	$1.04

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.91	$1.04

Weighted Average Common Shares Outstanding
Basic	170	169
Diluted	170	170
Dividends Declared per Common Share	$0.59	$0.56

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31
	2012	2011
	(In millions)
Net income	$158	$178
Other comprehensive income, net of tax:
Benefit obligations:
Benefit obligations, net of taxes of $2 and $1	3	1
	3	1
Net unrealized gains on investments:
Gains arising during the period, net of taxes of $— and $—	1	—
	1	—

Foreign currency translation, net of taxes of $— and $—	1	—

Comprehensive income	163	179
Less: Comprehensive income attributable to noncontrolling interests	2	2
Comprehensive income attributable to DTE Energy Company	$161	$177

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31	December 31
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$57	$68
Restricted cash, principally Securitization	86	147
Accounts receivable (less allowance for doubtful accounts of $160 and $162, respectively)
Customer	1,262	1,317
Other	122	90
Inventories
Fuel and gas	447	572
Materials and supplies	219	219
Deferred income taxes	62	51
Derivative assets	277	222
Regulatory assets	232	314
Other	187	196
	2,951	3,196
Investments
Nuclear decommissioning trust funds	1,004	937
Other	532	525
	1,536	1,462
Property
Property, plant and equipment	22,780	22,541
Less accumulated depreciation, depletion and amortization	(8,856)	(8,795)
	13,924	13,746
Other Assets
Goodwill	2,020	2,020
Regulatory assets	4,423	4,539
Securitized regulatory assets	536	577
Intangible assets	70	73
Notes receivable	120	123
Derivative assets	78	74
Other	188	199
	7,435	7,605
Total Assets	$25,846	$26,009

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) — (Continued)

	March 31	December 31
	2012	2011
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$690	$782
Accrued interest	121	95
Dividends payable	100	99
Short-term borrowings	313	419
Current portion long-term debt, including capital leases	530	526
Derivative liabilities	238	158
Gas inventory equalization	114	—
Other	424	549
	2,530	2,628
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,404	6,405
Securitization bonds	391	479
Junior subordinated debentures	280	280
Capital lease obligations	18	23
	7,093	7,187
Other Liabilities
Deferred income taxes	3,188	3,116
Regulatory liabilities	1,018	1,019
Asset retirement obligations	1,615	1,591
Unamortized investment tax credit	63	65
Derivative liabilities	99	89
Accrued pension liability	1,300	1,298
Accrued postretirement liability	1,342	1,484
Nuclear decommissioning	156	148
Other	295	331
	9,076	9,141
Commitments and Contingencies (Notes 6 and 9)
Equity
Common stock, without par value, 400,000,000 shares authorized, 170,112,217 and 169,247,282 shares issued and outstanding, respectively	3,453	3,417
Retained earnings	3,804	3,750
Accumulated other comprehensive loss	(153)	(158)
Total DTE Energy Company Equity	7,104	7,009
Noncontrolling interests	43	44
Total Equity	7,147	7,053
Total Liabilities and Equity	$25,846	$26,009

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2012	2011
	(In millions)
Operating Activities
Net income	$158	$178
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	232	245
Deferred income taxes	58	48
Asset (gains) and losses, reserves and impairments, net	(19)	11
Changes in assets and liabilities, exclusive of changes shown separately (Note 12)	191	240
Net cash from operating activities	620	722
Investing Activities
Plant and equipment expenditures — utility	(331)	(253)
Plant and equipment expenditures — non-utility	(61)	(17)
Proceeds from sale of assets	11	4
Restricted cash for debt redemption, principally Securitization	63	53
Proceeds from sale of nuclear decommissioning trust fund assets	11	20
Investment in nuclear decommissioning trust funds	(15)	(28)
Other	(21)	(23)
Net cash used for investing activities	(343)	(244)
Financing Activities
Redemption of long-term debt	(86)	(94)
Short-term borrowings, net	(106)	(150)
Issuance of common stock	10	—
Repurchase of common stock	—	(9)
Dividends on common stock	(99)	(95)
Other	(7)	2
Net cash used for financing activities	(288)	(346)
Net Increase (Decrease) in Cash and Cash Equivalents	(11)	132
Cash and Cash Equivalents at Beginning of Period	68	65
Cash and Cash Equivalents at End of Period	$57	$197

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

				Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2011	169,247	$3,417	$3,750	$(158)	$44	$7,053
Net Income	—	—	156	—	2	158
Dividends declared on common stock	—	—	(100)	—	—	(100)
Issuance of common stock	180	10	—	—	—	10
Benefit obligations, net of tax	—	—	—	3	—	3
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	1	—	1
Stock-based compensation, distributions to noncontrolling interests and other	685	26	(2)	—	(3)	21
Balance, March 31, 2012	170,112	$3,453	$3,804	$(153)	$43	$7,147

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

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company’s opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2012, the carrying amount of assets and liabilities in the Consolidated Statement of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items for consolidated VIEs as of March 31, 2012 and December 31, 2011. Amounts at March 31, 2012 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE’s obligations have been excluded from the table below.

	March 31, 2012
	Securitization	Other	Total	Restricted Amounts
	(In millions)
ASSETS
Cash and cash equivalents	$—	$12	$12	$—
Restricted cash	46	6	52	52
Accounts receivable	34	16	50	36
Inventories	—	106	106	—
Other current assets	—	2	2	—
Property, plant and equipment	—	72	72	22
Securitized regulatory assets	536	—	536	536
Other assets	9	6	15	15
	$625	$220	$845	$661
LIABILITIES
Accounts payable and accrued current liabilities	$3	$32	$35	$3
Current portion long-term debt, including capital leases	168	8	176	176
Other current liabilities	48	—	48	48
Mortgage bonds, notes and other	—	28	28	28
Securitization bonds	391	—	391	391
Capital lease obligations	—	12	12	12
Other long-term liabilities	7	2	9	8
	$617	$82	$699	$666

	December 31, 2011
	Securitization	Other	Total	Restricted Amounts
	(In millions)
ASSETS
Cash and cash equivalents	$—	$25	$25	$—
Restricted cash	107	7	114	114
Accounts receivable	34	17	51	36
Inventories	—	183	183	—
Other current assets	—	1	1	—
Property, plant and equipment	—	73	73	23
Securitized regulatory assets	577	—	577	577
Other assets	10	6	16	16
	$728	$312	$1,040	$766
LIABILITIES
Accounts payable and accrued current liabilities	$14	$24	$38	$14
Current portion long-term debt, including capital leases	164	7	171	171
Other current liabilities	55	—	55	55
Mortgage bonds, notes and other	—	30	30	30
Securitization bonds	479	—	479	479
Capital lease obligations	—	14	14	14
Other long term liabilities	7	2	9	8
	$719	$77	$796	$771

Amounts for non-consolidated VIEs as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Other investments	$123	$117
Notes receivable	7	7

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Summary of intangible assets as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In millions)
Emission allowances	$9	$10
Renewable energy credits	40	39
Contract intangible assets	64	65
	113	114
Less accumulated amortization	28	28
Intangible assets, net	$85	$86
Less current intangible assets	$15	$13
	$70	$73

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 20 years.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended March 31, 2012 is 32 percent as compared to 37 percent for the three months ended March 31, 2011. The decrease in the effective tax rate in 2012 is due primarily to the increase in the generation of production tax credits in 2012.

The Company had $4 million of unrecognized tax benefits at March 31, 2012 and at December 31, 2011, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that the Company will settle certain federal tax audits. As a result, the Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $30 million.

Offsetting Amounts Related to Certain Contracts

The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces the Company’s total assets and total liabilities. As of March 31, 2012 , the total cash collateral posted, net of cash collateral received, was $138 million. Derivative assets and derivative liabilities are shown net of collateral of $1 million and $127 million, respectively, as of March 31, 2012. As of March 31, 2012, the Company recorded cash collateral paid of $15 million and cash collateral received of $3 million not related to unrealized derivative positions. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Netting Adjustments (2)	Net Balance at March 31, 2012
	(In millions)
Assets:
Cash equivalents	$—	$68	$—	$—	$68
Nuclear decommissioning trusts	629	375	$—	$—	1,004
Other investments (1)	62	41	—	—	103
Derivative assets:
Foreign currency exchange contracts	—	2	—	(2)	—
Commodity Contracts:
Natural Gas	1,568	102	31	(1,671)	30
Electricity	—	675	363	(720)	318
Other	45	2	6	(46)	7
Total derivative assets	1,613	781	400	(2,439)	355
Total	$2,304	$1,265	$400	$(2,439)	$1,530

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(3)	$—	$2	$(1)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,681)	(143)	(25)	1,741	(108)
Electricity	—	(674)	(338)	783	(229)
Other	(37)	—	—	39	2
Total derivative liabilities	(1,718)	(821)	(363)	2,565	(337)
Total	$(1,718)	$(821)	$(363)	$2,565	$(337)
Net Assets as of March 31, 2012	$586	$444	$37	$126	$1,193
Assets:
Current	$1,339	$711	$327	$(2,048)	$329
Noncurrent (3)	965	554	73	(391)	1,201
Total Assets	$2,304	$1,265	$400	$(2,439)	$1,530
Liabilities:
Current	$(1,391)	$(687)	$(290)	$2,130	$(238)
Noncurrent	(327)	(134)	(73)	435	(99)
Total Liabilities	$(1,718)	$(821)	$(363)	$2,565	$(337)
Net Assets as of March 31, 2012	$586	$444	$37	$126	$1,193

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Netting Adjustments (2)	Net Balance at December 31, 2011
	(In millions)
Assets:
Nuclear decommissioning trusts	$577	$360	$—	$—	$937
Other investments (1)	57	54	—	—	111
Derivative assets:
Foreign currency exchange contracts	—	3	—	(3)	—
Commodity Contracts:
Natural Gas	1,926	78	20	(1,991)	33
Electricity	—	523	224	(490)	257
Other	23	2	6	(25)	6
Total derivative assets	1,949	606	250	(2,509)	296
Total	$2,583	$1,020	$250	$(2,509)	$1,344

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(5)	$—	$3	$(2)
Interest rate contracts	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(1,940)	(126)	(14)	1,976	(104)
Electricity	—	(513)	(192)	565	(140)
Other	(19)	(1)	—	20	—
Total derivative liabilities	(1,959)	(646)	(206)	2,564	(247)
Total	$(1,959)	$(646)	$(206)	$2,564	$(247)
Net Assets as of December 31, 2011	$624	$374	$44	$55	$1,097
Assets:
Current	$1,571	$520	$181	$(2,050)	$222
Noncurrent (3)	1,012	500	69	(459)	1,122
Total Assets	$2,583	$1,020	$250	$(2,509)	$1,344
Liabilities:
Current	$(1,603)	$(527)	$(152)	$2,124	$(158)
Noncurrent	(356)	(119)	(54)	440	(89)
Total Liabilities	$(1,959)	$(646)	$(206)	$2,564	$(247)
Net Assets as of December 31, 2011	$624	$374	$44	$55	$1,097

(1)	Excludes cash surrender value of life insurance investments.

(2)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(3)
Includes $103 million and $111 million of other investments that are included in the Consolidated Statements of Financial Position in Other investments at March 31, 2012 and December 31, 2011, respectively.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets as of January 1, 2012	$6	$32	$6	$44
Transfers into Level 3	—	27	—	27
Transfers out of Level 3	(2)	—	—	(2)
Total gains:
Included in earnings	6	(14)	1	(7)
Recorded in regulatory assets/liabilities	—	—	1	1
Purchases, issuances and settlements:
Settlements	(4)	(20)	(2)	(26)
Net Assets as of March 31, 2012	$6	$25	$6	$37
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations.	$6	$1	$1	$8

	Three Months Ended March 31, 2011
	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets as of January 1, 2011	$1	$54	$4	$59
Transfers into Level 3	—	2	—	2
Transfers out of Level 3	3	(25)	—	(22)
Total gains or (losses):
Included in earnings	(4)	(15)	2	(17)
Recorded in regulatory assets/liabilities	—	—	(1)	(1)
Purchases, issuances and settlements:
Settlements	3	(8)	—	(5)
Net Assets as of March 31, 2011	$3	$8	$5	$16
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2011 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations.	$(1)	$(8)	$2	$(7)

Transfers in and transfers out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level and for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and transfers out of Level 3 are reflected as if they had occurred at the beginning of the period. For the three months ended March 31, 2012, $27 million of net assets reflecting inputs related to certain electricity transactions identified as unobservable due to lack of available broker quotes were transferred from Level 2 to Level 3, and $2 million of net assets reflecting inputs related to certain gas transactions identified as observable due to available broker quotes were transferred from Level 3 to Level 2. No transfers between Levels 1 and 2 occurred in the three months ended March 31, 2012. For the three months ended March 31, 2011, $2 million of net assets reflecting inputs related to certain electricity transactions identified as unobservable due to lack of available broker quotes were transferred from Level 2 to Level 3, and $25 million of net assets reflecting inputs related to certain electricity transactions and $3 million of net liabilities reflecting inputs related to certain gas transactions identified as observable due to available broker quotes were transferred from Level 3 to Level 2. No transfers between Levels 1 and 2 occurred in the three months ended March 31, 2011.

The following table presents the unobservable inputs related to Level 3 assets and liabilities for the three months ended March 31, 2012.

	March 31, 2012
Security Type	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range
	(In millions)
Natural Gas	$31	$(25)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.16)	—	$0.28	/MMBtu
Electricity	363	(338)	Discounted Cash Flow	Forward market price (per Mwh)	$9	—	$27	/Mwh
				Forward basis price (per Mwh)	$(1)	—	$10	/Mwh

The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consists of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain forward market and/or basis prices (i.e. the difference in pricing between two locations) that were included in the valuation of natural gas and electricity contracts were deemed unobservable. Significant increases (decreases) in any of the unobservable inputs in isolation would not result in a significantly lower (higher) fair value measurement.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. DTE Energy considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. DTE Energy monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. DTE Energy has obtained an understanding of how these prices are derived. Additionally, DTE Energy selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. DTE Energy's Risk Management group maintains the Company's valuation policies and procedures for, and verifies pricing and fair value valuation of, commodity derivatives. The Risk Management group reports to the Company's Vice President and Treasurer.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. DTE Energy has obtained an understanding of how the fair values are derived. DTE Energy also selectively corroborates the fair value of its transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures are determined by DTE Energy's Treasury Department which reports to the Company's Vice President and Treasurer. The table below shows the fair value and the carrying value for long-term debt securities. The carrying value of other financial instruments, such as notes receivable, dividends payable and short-term borrowings approximates fair value.

	March 31, 2012				December 31, 2011
	Fair Value		Carrying Value		Fair Value		Carrying Value
Long-term debt	$8.6	billion	$7.6	billion	$8.8	billion	$7.7	billion

The following table presents fair value of financial instruments as of March 31, 2012:

				Total at
	Level 1	Level 2	Level 3	March 31, 2012
	(In millions)
Notes receivable, excluding capital leases	$—	$—	$46	$46
Dividends payable	100	—	—	100
Short-term borrowings	—	313	—	313
Long-term debt	300	7,700	600	8,600

See Note 4 for further fair value information on financial and derivative instruments.

Nuclear Decommissioning Trust Funds

Detroit Edison has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. Detroit Edison is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 5.

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31, 2012	December 31, 2011
	(In millions)
Fermi 2	$981	$915
Fermi 1	3	3
Low level radioactive waste	20	19
Total	$1,004	$937

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31
	2012	2011
	(In millions)
Realized gains	$6	$14
Realized losses	$(4)	$(8)
Proceeds from sales of securities	$11	$20

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	Fair Value	Unrealized Gains
	(In millions)
As of March 31, 2012
Equity securities	$594	$116
Debt securities	389	22
Cash and cash equivalents	21	—
	$1,004	$138
As of December 31, 2011
Equity securities	$533	$80
Debt securities	385	22
Cash and cash equivalents	19	—
	$937	$102

The debt securities at both March 31, 2012 and December 31, 2011 had an average maturity of approximately 7 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $47 million and $67 million of unrealized losses as Regulatory assets at March 31, 2012 and December 31, 2011, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three months ended March 31, 2012 and March 31, 2011 for Fermi 1 trust assets.

Other Available-For-Sale Securities

The following table summarizes the fair value of the Company’s investment in available-for-sale debt and equity securities, excluding nuclear decommissioning trust fund assets:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying value	Fair Value	Carrying Value
	(In millions)
Cash equivalents (1)	$68	$68	$140	$140
Equity securities (2)	$6	$6	$5	$5

(1) Cash equivalents at March 31, 2012 of $53 million and $15 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. Cash equivalents at December 31, 2011 of $124 million and $16 million are included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(2) Equity securities at March 31, 2012 and December 31, 2011 of $6 million and $5 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

At March 31, 2012 and 2011, these securities are comprised primarily of money-market and equity securities. During the three months ended March 31, 2012 and March 31, 2011 no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into losses for the periods. Gains related to trading securities held at March 31, 2012, and 2011, were $7 million, and $3 million, respectively.

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

Gas Utility — MichCon purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. MichCon has fixed-priced contracts for portions of its expected gas supply requirements through 2015. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. MichCon may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are not derivatives and are therefore accounted for under the accrual method.

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

Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under gas and power purchase and sale contracts and gas transportation contracts. The Company enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.

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

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its March 31, 2012 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

The following tables present the fair value of derivative instruments as of March 31, 2012:

	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$2	$(3)
Commodity Contracts:
Natural Gas	1,701	(1,849)
Electricity	1,038	(1,012)
Other	53	(37)
Total derivatives not designated as hedging instruments:	$2,794	$(2,901)
Total derivatives:
Current	$2,325	$(2,368)
Noncurrent	469	(534)
Total derivatives	$2,794	$(2,902)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,325	$469	$(2,368)	$(534)
Counterparty netting	(2,047)	(391)	2,047	391
Collateral adjustment	(1)	—	83	44
Total derivatives as reported	$277	$78	$(238)	$(99)

The following tables present the fair value of derivative instruments as of December 31, 2011:

	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$3	$(5)
Commodity Contracts:
Natural Gas	2,024	(2,080)
Electricity	747	(705)
Other	31	(20)
Total derivatives not designated as hedging instruments:	$2,805	$(2,810)
Total derivatives:
Current	$2,272	$(2,282)
Noncurrent	533	(529)
Total derivatives	$2,805	$(2,811)

	Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$2,272	$533	$(2,282)	$(529)
Counterparty netting	(2,050)	(440)	2,050	440
Collateral adjustment	—	(19)	74	—
Total derivatives as reported	$222	$74	$(158)	$(89)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for years ended March 31, 2012 and March 31, 2011 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31
Derivatives not Designated as Hedging Instruments		2012	2011
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$—	$(6)
Commodity Contracts:
Natural Gas	Operating Revenue	2	6
Natural Gas	Fuel, purchased power and gas	(10)	(6)
Electricity	Operating Revenue	(2)	(1)
Other	Operating Revenue	8	6
Total		$(2)	$(1)

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position was a $1 million gain in FTRs recognized in Regulatory liabilities for the three months ended March 31, 2012. There was no material effect for the three months ended March 31, 2011.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2012:

Commodity	Number of Units
Natural Gas (MMBtu)	714,004,821
Electricity (MWh)	53,173,797
Foreign Currency Exchange ($ CAD)	31,220,488

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2012, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $344 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2012 follows:

(In millions)
Asset retirement obligations at January 1, 2012	$1,593
Accretion	24
Liabilities settled	(2)
Asset retirement obligations at March 31, 2012	1,615

NOTE 6 — REGULATORY MATTERS

2009 Electric Rate Case Filing — Court of Appeals Decision

On April 10, 2012, the Michigan Court of Appeals issued a decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing. The order by the Court of Appeals is subject to further appellate review.

The Court determined that the MPSC only had statutory authority to implement a Revenue Decoupling Mechanism (RDM) for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for Detroit Edison. As discussed below, Detroit Edison has accrued RDM refund liabilities of $56 million and $71 million for the 2010 and 2011 RDM reconciliation periods, respectively. If the Court of Appeals decision is not disturbed by further appellate review, then Detroit Edison's RDM liabilities will be reversed. Detroit Edison continues to retain the RDM liabilities until it is able to make a determination that the estimation of the liability should be revised.

The Court also reversed the MPSC's order to approve the funding of the Low Income Energy Efficiency Fund (LIEEF) through customer rates consistent with the Court's July 2011 decision in an appeal of MichCon's June 2010 rate order. Please refer to discussion of LIEEF below.

The Court found that the record of evidence in the January 2010 rate order was insufficient to support recovery of costs for the pilot advanced metering infrastructure (AMI) program and remanded this matter to the MPSC for further evidentiary hearing. The MPSC had approved $37 million of rate base related to the AMI program in the January 2010 order. Detroit Edison is currently operating its AMI program pursuant to the MPSC's approval set forth in its October 20, 2011 order, which was not reviewed by or subject to the Court of Appeal's April 10, 2012 decision. Detroit Edison will provide the necessary data and evidence to the MPSC supporting the AMI program expenditures at the remand hearing. Detroit Edison's AMI program expenditures are $83 million as of March 31, 2012, net of Department of Energy matching grant funds of $53 million.

The Court affirmed the use of tracking mechanisms (restoration, line clearance, uncollectibles expense and choice incentive) and the peak demand computations approved in the January 2010 order.

Detroit Edison RDM

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

Detroit Edison accrued a pilot RDM liability for February 2011 through October 2011 of approximately $71 million , plus interest at December 31, 2011. Detroit Edison terminated the pilot RDM effective October 2011, and has requested a rehearing on this issue asserting that for reconciliation purposes, the pilot RDM should have been considered terminated in April 2011, when Detroit Edison self-implemented rates, consistent with prior MPSC orders. An April 2011 termination would result in a decrease to the liability. However, there can be no assurance that Detroit Edison will prevail in this matter. Similar to the initial reconciliation case, there are various interpretations and alternative calculation methodologies that could be adopted which may result in a range of refund obligations in excess of the amount accrued. Considering these variables, the potential customer refund amount could range from $10 million to $130 million for the second and final pilot RDM period.

The primary uncertainties involved in the calculation methodologies of the pilot RDM for both reconciliation periods include customer class groupings and treatment of fixed customer charges. The Company believes that the calculation methodology used and the resulting refund estimates recorded follow the requirements and intent of the MPSC orders and represent the most probable amount of Detroit Edison's pilot RDM refund liability as of March 31, 2012.

In light of the Court of Appeals decision, actions related to the RDM reconciliation periods have been suspended pending further appellate review. As noted above, Detroit Edison's RDM liabilities will be retained until Detroit Edison is able to make a determination that the estimation of the liability should be revised.

Energy Optimization (EO) Plans

In September 2011, Detroit Edison and MichCon filed biennial EO Plans with the MPSC as required. Detroit Edison's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $294 million and further requested approval of surcharges to recover these costs. MichCon's EO Plan application proposed the recovery of EO expenditures for the period 2012-2015 of $103 million and further requested approval of surcharges to recover these costs. On April 17, 2012, the MPSC approved the EO plans proposed by Detroit Edison and MichCon subject to the utilities' agreement to certain modifications. Detroit Edison and MichCon are currently reviewing the proposed modifications. If the MPSC proposed modifications are not accepted by Detroit Edison and MichCon, the amended 2010 EO plans will remain in effect.

Detroit Edison Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, Detroit Edison filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense.

Renewable Energy Plan (REP)

In August 2010, Detroit Edison filed its reconciliation for the 2009 plan year indicating that the 2009 actual renewable plan revenues and costs approximated the related surcharge revenues and cost of the filed plan. In March 2012, the MPSC issued an order approving the 2009 REP cost reconciliation with the exception of approximately $3 million of capital expenditures that were deferred to a future rate case.

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

2011 PSCR Year — In March 2012, Detroit Edison filed the 2011 PSCR reconciliation calculating a net under-recovery of $148 million that includes an under-recovery of $52.6 million for the 2010 PSCR year. In addition, the 2011 PSCR reconciliation includes an over-refund of $3.8 million for the 2011 refund of the self-implementation rate increase related to the 2009 electric rate case filing and a credit of $10.5 million related to the expiration of a wholesale power sales contract.

Low Income Energy Efficiency Fund

The Customer Choice and Electricity Reliability Act of 2000 authorized the creation of the LIEEF administered by the MPSC. The purpose of the fund is to provide shut-off and other protection for low income customers and to promote energy efficiency by all customer classes. Detroit Edison and MichCon collect funding for the LIEEF as part of their base rates and remit the funds to the State of Michigan monthly. In July 2011, the Michigan Court of Appeals issued a decision reversing the portion of MichCon's June 2010 MPSC rate order that permitted MichCon to recover funding for the LIEEF in base rates. In response to the Court of Appeals decision, Detroit Edison and MichCon ceased remitting payments for LIEEF funding to the State of Michigan. In October 2011, the MPSC issued orders directing Detroit Edison and MichCon to continue collecting funds for LIEEF in rates and to escrow the collected funds pending further order by the MPSC. Pursuant to a January 2012 MPSC order, in March 2012, Detroit Edison and MichCon filed plans for refunding previously escrowed LIEEF funds of $22 million and $3 million, respectively. In April 2012, the Michigan Court of Appeals issued a decision reversing the portion of Detroit Edison's January 2010 MPSC rate order that permitted Detroit Edison to recover funding for the LIEEF. On April 17, 2012, the MPSC issued orders approving the refund plans proposed by Detroit Edison and MichCon.

In December 2011, The Vulnerable Household Warmth Fund (VHWF) was created under Michigan law. The purpose of the fund is to provide payment or partial payment of bills for electricity, natural gas, propane, heating oil, or any other type of fuel used to heat the primary residence of a vulnerable customer during the 2011-2012 heating season. Effective with the new law, Detroit Edison and MichCon are to contribute the amounts collected in their base rates, previously remitted for the LIEEF, to the new VHWF. The monthly payments into the VHWF will cease on the earlier of September 30, 2012 or when $48 million has been accumulated in the fund from payments by major Michigan electric and gas utilities.

2012 Gas Rate Case Filing

MichCon filed a rate case on April 20, 2012 based on a projected test year for the twelve-month period ending October 31, 2013. The filing with the MPSC requested an increase in base rates of approximately $77 million that is required to recover higher costs associated with increased investments in plant, the impact of sales reductions due to customer losses and continuing conservation, and increasing operating costs, primarily pipeline integrity and leak remediation expenses. MichCon proposed in the filing, starting in 2013, a five-year annual incremental Infrastructure Recovery Mechanism to recover costs associated with capital investment for the meter move-out, main renewal and pipeline integrity programs. MichCon also proposed a modified form of its RDM.

Gas Cost Recovery Proceedings

The GCR process is designed to allow MichCon to recover all of its gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

2011-2012 Plan Year — In December 2010, MichCon filed its GCR plan case for the 2011-2012 GCR plan year. MichCon filed for a maximum base GCR factor of $5.89 per Mcf adjustable monthly by a contingency factor. An MPSC order was issued on April 17, 2012 approving the 2011-2012 plan.

MichCon UETM

In March 2012, MichCon filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $7 million, consisting of a $19 million over-recovery related to 2011 uncollectible expense, partially offset by $12 million related to the 2010 UETM under-recovery.

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

NOTE 7 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table as of March 31:

	2012	2011
	(In millions, expect per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$156	$176
Average number of common shares outstanding	170	169
Weighted average net restricted shares outstanding	1	1
Dividends declared — common shares	$100	$94
Dividends declared — net restricted shares	—	1
Total distributed earnings	$100	$95
Net income less distributed earnings	$56	$81
Distributed (dividends per common share)	$0.59	$0.56
Undistributed	0.32	0.48
Total Basic Earnings per Common Share	$0.91	$1.04
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$156	$176
Average number of common shares outstanding	170	169
Average incremental shares from assumed exercise of options	—	1
Common shares for dilutive calculation	170	170
Weighted average net restricted shares outstanding	1	1
Dividends declared — common shares	$100	$94
Dividends declared — net restricted shares	—	1
Total distributed earnings	$100	$95
Net income less distributed earnings	$56	$81
Distributed (dividends per common share)	$0.59	$0.56
Undistributed	0.32	0.48
Total Diluted Earnings per Common Share	$0.91	$1.04

NOTE 8 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Energy and its wholly owned subsidiaries, Detroit Edison and MichCon, have unsecured revolving credit agreements with a syndicate of 20 banks that may be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.5% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2012, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.50 to 1, 0.52 to 1 and 0.46 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at March 31, 2012 is shown in the following table:

	DTE Energy	Detroit Edison	MichCon	Total
	(In millions)
Unsecured letter of credit facility, expiring in May 2013	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring October 2016	1,100	300	400	1,800
Total credit facilities at March 31, 2012	$1,275	$300	$400	$1,975
Amounts outstanding at March 31, 2012:
Commercial paper issuances	267	22	24	313
Letters of credit	284	—	—	284
	551	22	24	597
Net availability at March 31, 2012	$724	$278	$376	$1,378

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $38 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At March 31, 2012, a $15 million letter of credit was in place, raising the capacity under this facility to $115 million. The $15 million letter of credit is included in the table above. The amount outstanding under this agreement was $85 million and $56 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric Utility

Air — Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. The Company estimates Detroit Edison will make capital expenditures of approximately $255 million in 2012 and up to approximately $1.9 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. Because these rules were recently finalized and technologies to comply are still being tested, it is not possible to quantify the impact of these rulemakings.

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

On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs are being filed with the Court of Appeals during the first and second quarter of 2012. A decision by the Court of Appeals is not expected until late 2012. DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

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

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2012 and December 31, 2011, the Company had $8 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction. The repairs to the landfill embankment are expected to be completed by 2013.

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

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of March 31, 2012 and December 31, 2011, the Company had $37 million and $36 million, respectively, accrued for remediation.

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

In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a Notice of Violation/Finding of Violation from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA has also alleged certain violations of the Clean Water Act, but has not issued a NOV in connection with these alleged violations. The Company is in the process of negotiating a Consent Order with the EPA to settle these historic air and water issues. The Company expects to enter into the Consent Order during 2012.

The Company received two NOVs from the Pennsylvania Department of Environmental Protection in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the Pennsylvania Department of Environmental Protection to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $1 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. The Company may spend an additional $13 million over the next few years to meet future regulatory requirements and gain other operational improvements savings.

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

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2012 is approximately $1.2 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2012 is approximately $28 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $10 million at March 31, 2012.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2012, the Company had approximately $27 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for the Company’s approximately 5,000 represented employees. The majority of represented employees are under contracts that expire in August 2012 and June and October 2013.

Purchase Commitments

As of December 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5.3 billion from 2012 through 2051.

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

NOTE 10 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

			Other Postretirement
	Pension Benefits		Benefits
(In millions)	2012	2011	2012	2011
Three Months Ended March 31
Service cost	$21	$19	$18	$17
Interest cost	51	51	30	31
Expected return on plan assets	(61)	(62)	(23)	(24)
Amortization of:
Net actuarial loss	42	33	19	15
Prior service cost (credit)	—	1	(7)	(7)
Net transition liability	—	—	1	1
Settlements	2	—	—	—
Net periodic benefit cost	$55	$42	$38	$33

Pension and Other Postretirement Contributions

At the discretion of management, and depending upon financial market condition, the Company may make up to a $240 million contribution to its pension plans in 2012.

In January 2012, the Company contributed $140 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its VEBA trusts in 2012.

NOTE 11 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Stock-based compensation expense	$17	$18
Tax benefit	6	7
Stock-based compensation cost capitalized in property, plant and equipment	1	1

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2012:

			(In millions)
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,764,670	$41.25
Granted	—	$—
Exercised	(686,031)	$39.82
Forfeited or expired	(17,067)	$41.10
Options outstanding at March 31, 2012	2,061,572	$41.73	$26
Options exercisable at March 31, 2012	1,860,228	$41.49	$24

As of March 31, 2012, the weighted average remaining contractual life for the exercisable shares is 4.78 years. As of March 31, 2012, 201,344 options were non-vested. During the three months ended March 31, 2012, 332,026 options vested.

The intrinsic value of options exercised for the three months ended March 31, 2012 was $10 million. Total option expense recognized was $0.3 million and $0.5 million for the three months ended March 2012 and 2011, respectively.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the three months ended March 31, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	726,224	$42.25
Grants	154,970	$53.22
Forfeitures	(2,704)	$40.95
Vested and issued	(178,297)	$28.51
Balance at March 31, 2012	700,193	$48.04

Performance Share Awards

The following table summarizes the Company’s performance share activity for the three months ended March 31, 2012:

Performance Shares
Balance at January 1, 2012	1,608,733
Grants	537,866
Forfeitures	(12,438)
Payouts	(504,755)
Balance at March 31, 2012	1,629,406

Unrecognized Compensation Costs

As of March 31, 2012, there was $84 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.67 years.

NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$81	$(10)
Inventories	125	125
Accrued pensions	1	(194)
Accounts payable	(53)	(61)
Income taxes payable/receivable	(23)	245
Derivative assets and liabilities	30	(9)
Gas inventory equalization	114	204
Postretirement obligation	(142)	(52)
Other assets	159	93
Other liabilities	(101)	(101)
	$191	$240

Noncash financing activities:
Common stock issued for employee benefit plans	$7	$1

NOTE 13 — SEGMENT AND RELATED INFORMATION

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuels, power sales, gas sales and coal transportation services in the following segments:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Electric Utility	$7	$9
Gas Utility	1	—
Gas Storage and Pipelines	1	2
Power and Industrial Projects	191	26
Energy Trading	14	22
Corporate and Other	(10)	(17)
	$204	$42

Financial data of the business segments follows:

	Three Months Ended
	March 31
(In millions)	2012	2011
Operating Revenues
Electric Utility	$1,198	$1,193
Gas Utility	509	689
Gas Storage and Pipelines	25	25
Unconventional Gas Production	10	8
Power and Industrial Projects	449	235
Energy Trading	261	322
Corporate & Other	1	1
Reconciliation & Eliminations	(204)	(42)
Total	$2,249	$2,431
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$96	$85
Gas Utility	52	83
Gas Storage and Pipelines	17	15
Unconventional Gas Production	(1)	(2)
Power and Industrial Projects	8	10
Energy Trading	(2)	2
Corporate & Other	(14)	(17)
Net Income Attributable to DTE Energy	$156	$176

Part 1 — Item 2.
DTE ENERGY COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DTE Energy is a diversified energy company and is the parent company of Detroit Edison and MichCon, regulated electric and gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout Michigan. We operate four energy-related non-utility segments with operations throughout the United States.

Net income attributable to DTE Energy in the first quarter of 2012 was $156 million, or $0.91 per diluted share, compared to net income attributable to DTE Energy of $176 million, or $1.04 per diluted share, in the first quarter of 2011. The decrease in net income is primarily due to lower earnings at the Gas Utility and Energy Trading segments, partially offset by higher earnings at the Electric Utility and Gas Storage and Pipelines segments. The decreases at the Gas Utility and Energy Trading segments were primarily due to the unseasonably mild weather experienced in the 2012 first quarter.

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

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of their asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. Detroit Edison's capital investments over the 2012-2016 period are estimated at $4 billion for base capital investments, $1.3 billion to $1.8 billion for mandated environmental requirements and $900 million for renewable and energy efficiency expenditures. MichCon's capital investments over the 2012-2016 period are estimated at $675 million for base capital investments, $250 million for gas main renewal and $115 million for meter move out programs. MichCon proposed in its rate case filing on April 20, 2012, starting in 2013, a five-year annual incremental Infrastructure Recovery Mechanism to recover costs associated with capital investment for the meter move-out, main renewal and pipeline integrity programs. Detroit Edison and MichCon both plan to seek regulatory approval in general rate case filings to include these capital expenditures within their regulatory rate base consistent with prior general rate case filing treatment. Detroit Edison is implementing a 20-year renewable energy plan to address the provisions of Michigan Public Act 295 of 2008, with the goals of delivering cleaner renewable electric generation to its customers, further diversifying Detroit Edison's and the State of Michigan's sources of electric supply and addressing the state and national goals of increasing energy independence. Detroit Edison routinely files renewable energy plans, requests for approval of renewable contracts and for recovery of renewable capital expenditures with the MPSC as the implementation of the 20-year renewable energy plan progresses.

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

See Note 9 of the Notes to the Consolidated Financial Statements for further discussion of Environmental Matters.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Net Income Attributable to DTE Energy by Segment:
Electric Utility	$96	$85
Gas Utility	52	83
Gas Storage and Pipelines	17	15
Unconventional Gas Production	(1)	(2)
Power and Industrial Projects	8	10
Energy Trading	(2)	2
Corporate and Other	(14)	(17)
Net Income Attributable to DTE Energy Company	$156	$176

ELECTRIC UTILITY

Our Electric Utility segment consists principally of Detroit Edison.

Electric Utility results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$1,198	$1,193
Fuel and Purchased Power	377	378
Gross Margin	821	815
Operation and Maintenance	355	330
Depreciation and Amortization	187	203
Taxes Other Than Income	68	59
Asset (Gains) Losses, Reserves and Impairments, Net	—	19
Operating Income	211	204
Other (Income) and Deductions	58	67
Income Tax Expense	57	52
Net Income Attributable to DTE Energy Company	$96	$85
Operating Income as a Percent of Operating Revenues	18%	17%

Gross margin increased $6 million in the first quarter of 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Renewable energy program	$11
Base rate increase, partially offset by weather	3
Energy optimization performance incentive	(9)
Regulatory mechanisms and other	1
Increase in gross margin	$6

	Three Months Ended
	March 31
	2012	2011
	(In thousands of MWh)
Electric Sales
Residential	3,700	3,889
Commercial	3,885	3,993
Industrial	2,374	2,341
Other	259	798
	10,218	11,021
Interconnection sales (1)	527	306
Total Electric Sales	10,745	11,327
Electric Deliveries
Retail and Wholesale	10,218	11,021
Electric Customer Choice, including self generators	1,254	1,302
Total Electric Sales and Deliveries	11,472	12,323
______________________________

(1)	Represents power that is not distributed by Detroit Edison.

Operation and maintenance expense increased $25 million in the first quarter of 2012 due primarily to higher restoration and line clearance expenses of $11 million, higher employee benefit-related expenses of $8 million and increased uncollectible expenses of $6 million.

Depreciation and amortization expense decreased $16 million in the first quarter of 2012 due primarily to lower depreciation rates of $10 million and lower amortization of regulatory assets of $5 million.

Taxes other than income were higher by $9 million in the first quarter of 2012 due primarily to a reduction of $7 million for a property tax settlement in 2011.

Asset (gains) losses, reserves and impairments, net decreased in the first quarter of 2012 due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

See Note 6 of the Notes to Consolidated Financial Statements for discussion of the April 10, 2012 Michigan Court of Appeals decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing.

GAS UTILITY

Our Gas Utility segment consists of MichCon and Citizens.

Gas Utility results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$509	$689
Cost of Gas	276	406
Gross Margin	233	283
Operation and Maintenance	100	101
Depreciation and Amortization	23	22
Taxes Other Than Income	18	17
Operating Income	92	143
Other (Income) and Deductions	12	13
Income Tax Expense	28	47
Net Income Attributable to DTE Energy Company	$52	$83
Operating Income as a Percent of Operating Revenues	18%	21%

Gross margin decreased $50 million in the first quarter of 2012. The overall decrease in gross margin for the first quarter of 2012 was primarily due to the unseasonably mild weather that negatively impacted our gas sales. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$(50)
Revenue decoupling mechanism	(9)
Lost gas	7
Other	2
Decrease in gross margin	$(50)

	Three Months Ended
	March 31
	2012	2011
Gas Markets (In millions)
Gas sales	$406	$571
End user transportation	64	77
Intermediate transportation	17	15
Storage and other	22	26
	$509	$689

Gas Markets (in Bcf)
Gas sales	47	62
End user transportation	48	52
	95	114
Intermediate transportation	83	83
	178	197

Operation and maintenance expense decreased $1 million in the first quarter of 2012 due primarily to lower gas operations expense of $3 million, partially offset by higher energy optimization expense of $1 million and increased uncollectible expense of $1 million.

Outlook — We continue to move forward in our efforts to achieve operational excellence and sustained strong cash flows and earn our authorized return on equity. On April 20, 2012 we filed a rate case requesting an increase in revenues of approximately $77 million. We expect to self-implement new rates in the fourth quarter 2012 at the beginning of the heating season. Unfavorable economic trends have resulted in a decrease in the number of customers in our service territory, increased customer conservation and continued high levels of theft and uncollectible accounts receivable. The MPSC has provided for an uncollectible expense tracking mechanism which assists in mitigating the impacts of economic conditions in our service territory and a revenue decoupling mechanism that addresses changes in average customer usage due to general economic conditions and conservation. These and other tracking mechanisms and surcharges are expected to result in lower earnings volatility in the future. Looking forward, additional factors may impact earnings such as warmer than normal weather, infrastructure improvement capital programs, the outcome of future regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity, minimize lost and stolen gas, and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$25	$25
Operation and Maintenance	4	4
Depreciation and Amortization	2	1
Taxes Other Than Income	1	1
Operating Income	18	19
Other (Income) and Deductions	(10)	(7)
Income Tax Expense	11	10
Net Income	17	16
Noncontrolling interest	—	1
Net Income Attributable to DTE Energy	$17	$15

Net income attributable to DTE Energy increased $2 million in 2012 primarily due to increased earnings from an equity investment.

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new pipeline and storage investment opportunities. Millennium Pipeline has secured customers for its Phase 1 and 2 expansions which are scheduled to be in-service in the fourth quarter of 2012 and the fourth quarter of 2013, respectively. Millennium's total capacity with the Phase 1 and 2 expansion will increase from 525,000 dth/d to over 800,000 dth/d. In addition, DTE has executed an agreement with Southwestern Energy Services Company to support our Bluestone lateral and gathering system. Bluestone is a 42 mile pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow approximately 275,000 dth/d to both Millennium Pipeline and Tennessee Pipeline and is scheduled to be in service by the end of 2012. DTE plans to spend up to $280 million over the next five years on the Bluestone lateral and gathering system.

UNCONVENTIONAL GAS PRODUCTION

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production within the Barnett shale and Marble Falls formation in northern Texas.

Unconventional Gas Production results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$10	$8
Operation and Maintenance	6	4
Depreciation, Depletion and Amortization	5	4
Taxes Other Than Income	—	1
Operating Income (Loss)	(1)	(1)
Other (Income) and Deductions	1	2
Income Tax Benefit	(1)	(1)
Net Income (Loss) Attributable to DTE Energy Company	$(1)	$(2)

Operating revenues and Operation and maintenance expenses increased in the first quarter of 2012 as a result of new wells on line, higher crude oil production and increased crude oil prices.

Outlook — We plan to focus on optimizing the productivity of our wells and to seek opportunities for monetization of properties in 2012. The majority of our acreage position has rights to shallow reserves lying above the Barnett shale, specifically the Marble Falls formation. Recent drilling efforts have been largely successful in finding oil and high Btu gas. We anticipate the continued development of these liquids which is expected to add value to our asset base. We expect total capital investment of $30 - $35 million to drill approximately 30 new wells and continue to acquire select acreage and achieve production of approximately 6 - 7 Bcfe, compared with 5 Bcfe in 2011. The majority of the drilling activity is expected to occur in the first half of 2012.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation, marketing and trading services; and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$449	$235
Operation and Maintenance	439	206
Depreciation and Amortization	15	15
Taxes other than Income	6	4
Asset (Gains) Losses, Reserves and Impairments, Net	(5)	(9)
Operating Income	(6)	19
Other (Income) and Deductions	(4)	3
Income Taxes
Expense	(1)	6
Production Tax Credits	(10)	(1)
	(11)	5
Net Income	9	11
Noncontrolling interest	1	1
Net Income Attributable to DTE Energy Company	$8	$10

Operating revenues increased $214 million in the first quarter of 2012 primarily due to a $170 million increase related to new reduced emissions fuel projects (REF), $47 million increase associated with higher volumes from existing REF projects, $8 million increase related to new on-site and renewable projects, and $3 million increase from higher volumes associated with the pulverized coal business, partially offset by an $8 million decrease in coal transportation and marketing services primarily related to lower volumes and an expired rail transportation contract and a $6 million decrease primarily associated with the expiration of a customer contract with the on-site business,

Operation and maintenance expense increased $233 million in the first quarter of 2012 primarily due to a $178 million increase related to new REF projects, $46 million increase associated with higher volumes from existing REF projects, $12 million increase from coal pricing associated with the coke batteries and higher volumes associated with the pulverized coal business, and a $5 million increase related to new on-site and renewable projects, partially offset by an $8 million decrease in coal transportation and marketing services primarily related to lower volumes and an expired rail transportation contract.

Asset (gains) losses, reserves and impairments, net decreased by $4 million in the first quarter of 2012 primarily related to installment gains from the sale of a coke battery.

Other (income) and deductions increased by $7 million in the first quarter of 2012 primarily due to $14 million in gains from the sale of tax credits to third parties arising from the production of refined coal from our REF projects, partially offset by a $7 million decrease primarily related to lower equity earnings and other income due to an on-site project contract termination.

Production tax credits increased by $9 million in the first quarter of 2012 due primarily to tax credits earned from REF projects.

Outlook — The Company has constructed and placed in service nine REF facilities including two facilities located at third party owned coal-fired power plants. The Company has sold a membership interest in two of the facilities located at the Detroit Edison sites. We continue to optimize these facilities by seeking tax investors for facilities operating at Detroit Edison and other utility sites. Additionally, we intend to relocate four underutilized facilities, located at Detroit Edison sites, to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2012 and future years. The executed and planned sales of membership interests in the REF facilities represent, in substance, the sale of production tax credits. The proceeds from these sales are expected to be received by the Company on an installment basis, and the Company will recognize the related income as production tax credits are generated by the respective facilities.

We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2012. Substantially all of the metallurgical coke is under long-term contracts. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We have four waste-wood power generation facilities that will be in operation in 2012, and we are converting an additional facility to be placed in service in 2013. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.

ENERGY TRADING

Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage, and power transmission and generating capacity positions. Energy Trading also provides natural gas, power and related services, which may include the management of associated storage and transportation contracts on the customers’ behalf, and the supply or purchase of renewable energy credits to various customers.

Energy Trading results are discussed below:

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Operating Revenues	$261	$322
Fuel, Purchased Power and Gas	246	296
Gross Margin	15	26
Operation and Maintenance	16	19
Depreciation and Amortization	—	1
Taxes Other Than Income	1	1
Operating Income	(2)	5
Other (Income) and Deductions	2	2
Income Tax (Benefit) Expense	(2)	1
Net Income Attributable to DTE Energy Company	$(2)	$2

Gross margin decreased $11 million in the first quarter of 2012. The overall decrease in gross margin for the first quarter of 2012 was primarily due to the unseasonably mild weather that negatively impacted our power and gas full requirements strategies. The first quarter 2012 decrease represents an $18 million decrease in unrealized margins and a $7 million increase in realized margins. The $18 million decrease in unrealized margins is due to $30 million of unfavorable results, primarily in our gas and power trading and gas full requirements strategies. This was offset by $12 million of favorable results, primarily in our gas structured strategy. The $7 million increase in realized margins is due to $25 million of favorable results, primarily in our gas trading strategy, offset by $18 million of unfavorable results, primarily in our power and gas full requirements strategies.

Operation and maintenance expense decreased $3 million in the first quarter of 2012. This decrease was primarily due to lower incentive costs which was impacted by economic performance.

Outlook — In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility or lack thereof in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

The Energy Trading portfolio includes financial instruments, physical commodity contracts and gas inventory, as well as contracted natural gas pipeline transportation and storage, and power transmission and generation capacity positions. Energy Trading also provides natural gas, power and related services, which may include the management of associated storage and transportation contracts on the customers' behalf under FERC Asset Management Arrangements, and the supply or purchase of renewable energy credits to various customers. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and gas contracts are deemed derivatives, whereas natural gas inventory, power transmission, pipeline transportation and certain storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

See Note 3 of Notes to Consolidated Financial Statements.

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments.

The net loss of $14 million in the first quarter of 2012 was an improvement of $3 million from the $17 million net loss in the first quarter of 2011. The improvement resulted primarily from lower interest expense of $5 million, partially offset by an effective income tax rate adjustment of $1 million and higher operation and maintenance expense of $1 million.

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

	Three Months Ended
	March 31
	2012	2011
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$158	$178
Depreciation, depletion and amortization	232	245
Deferred income taxes	58	48
Asset (gains) and losses, reserves and impairments, net	(19)	11
Working capital and other	191	240
	620	722
Investing activities:
Plant and equipment expenditures — utility	(331)	(253)
Plant and equipment expenditures — non-utility	(61)	(17)
Proceeds from sale of assets	11	4
Other	38	22
	(343)	(244)
Financing activities:
Redemption of long-term debt	(86)	(94)
Short-term borrowings, net	(106)	(150)
Issuance of common stock	10	—
Repurchase of common stock	—	(9)
Dividends on common stock and other	(106)	(93)
	(288)	(346)
Net Increase (Decrease) in Cash and Cash Equivalents	$(11)	$132

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the three months ended March 31, 2012 was $102 million lower than the comparable 2011 period. The operating cash flow comparison reflects lower net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and asset gains and losses) and lower cash generated from working capital items.

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

Net cash used for investing activities was $99 million higher in 2012 due primarily to increased capital expenditures by our utility and non-utility businesses.

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

Net cash used for financing activities was $58 million lower in 2012 due primarily to decreased payments for short-term borrowings.

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

DTE Energy has approximately $1.4 billion of available liquidity at March 31, 2012.

We expect to issue equity of approximately $300 million through our dividend reinvestment plan and pension and other employee benefit plans in 2012.
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

See Notes 6, 8 and 10 of the Notes to Consolidated Financial Statements.

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

The following tables provide details on changes in our MTM net asset (or liability) position for the three months ended March 31, 2012:

Total
(In millions)
MTM at December 31, 2011	$49
Reclassify to realized upon settlement	(106)
Changes in fair value recorded to income	(2)
Amounts recorded to unrealized income	(108)
Changes in fair value recorded in regulatory liabilities	1
Change in collateral held by others	71
Option premiums paid (received) and other	5
MTM at March 31, 2012	$18

The table below shows the maturity of our MTM positions:

Source of Fair Value	2012	2013	2014	2015 and Beyond	Total Fair Value
	(In millions)
Level 1	$(127)	$17	$10	$(5)	$(105)
Level 2	(11)	(33)	3	1	(40)
Level 3	25	4	7	1	37
Total MTM before collateral adjustments	$(113)	$(12)	$20	$(3)	$(108)
Collateral adjustments					$126
Total MTM at March 31, 2012					$18

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

Other

MichCon has an uncollectible expense tracking mechanism that enables it to recover or refund 80 percent of the difference between the actual uncollectible expense each year and the level established in its last rate case. The uncollectible expense tracking mechanism requires annual reconciliation proceedings before the MPSC. See Note 6 of the Notes to Consolidated Financial Statements.

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

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (1)
A− and Greater	$151	$—	$151
BBB+ and BBB	357	—	357
BBB−	105	—	105
Total Investment Grade	613	—	613
Non-investment grade (2)	2	—	2
Internally Rated — investment grade (3)	181	—	181
Internally Rated — non-investment grade (4)	20	(3)	17
Total	$816	$(3)	$813
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

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2012, we had a floating rate debt-to-total debt ratio of approximately nine percent (excluding securitized debt).

Foreign Currency Exchange Risk

We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of gas and power as well as for long-term gas transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through July 2016.

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2012 and 2011 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2012 and 2011:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of March 31,		As of March 31,
Activity	2012	2011	2012	2011	Change in the Fair Value of
	(In millions)
Coal Contracts	$(2)	$1	$3	$—	Commodity contracts
Gas Contracts	$(11)	$(10)	$12	$10	Commodity contracts
Power Contracts	$(4)	$(12)	$3	$12	Commodity contracts
Interest Rate Risk	$(256)	$(288)	$272	$309	Long-term debt
Foreign Currency Exchange Risk	$(1)	$9	$1	$4	Forward contracts
Discount Rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Part I — Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA has also alleged certain violations of the Clean Water Act, but has not issued a notice of violation in connection with these alleged violations. The Company is in the process of negotiating a Consent Order with the EPA to settle these historic air and water issues. The Company expects to enter into the Consent Order during 2012.

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

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Briefs are being filed with the Court of Appeals during the first and second quarter of 2012. A decision by the Court of Appeals is not expected until late 2012.

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

In August 2011, Allegheny County Health Department (ACHD) issued an Enforcement Order alleging 114 incidents of fugitive pushing emissions at the coke battery facility in Pennsylvania and assessing a civil penalty of $114,000. The Company has appealed the Enforcement Order. The Company is in the process of negotiating a Consent Order with ACHD to settle this Enforcement Order. The Company expects to enter into the consent order during 2012. The Company is completing a maintenance program designed to minimize future fugitive pushing emissions from the coke battery facility.

For additional discussion on legal matters, see Notes 6 and 9 of the Notes to Consolidated Financial Statements.

Item 1A. — Risk Factors

There are various risks associated with the operations of DTE Energy's utility and non-utility businesses. To provide a framework to understand the operating environment of DTE Energy, we provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2011 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2012:

	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2012 — 01/31/2012	6,492	$53.58	—	—	—
02/01/2012 — 02/29/2012	181,394	53.94	—	—	—
03/01/2012 — 03/31/2012	160,870	54.93	—	—	—
Total	348,756		—
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

Item 6. — Exhibits

(i) Exhibits filed herewith:

10-80	Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan dated as of May 5, 2011.

12-50	Computation of Ratio of Earnings to Fixed Charges.

31-73	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report.

31-74	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-73	Chief Executive Officer Section 906 Form 10-Q Certification

32-74	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date:	April 27, 2012	/s/ PETER B. OLEKSIAK
Peter B. Oleksiak
Vice President and Controller and Chief Accounting Officer