Form 10-Q
period 2012-09-30
DTE ENERGY CO
filed 2012-10-24
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012
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
Yes ☐ No ☑
At September 30, 2012, 172,073,378 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE ENERGY COMPANY
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

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

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows Detroit Edison to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism that is designed to minimize the impact on revenues of changes in average customer usage.

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

Part I — Item 1.
DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(In millions, except per share amounts)
Operating Revenues	$2,206	$2,265	$6,480	$6,724
Operating Expenses
Fuel, purchased power and gas	761	866	2,347	2,708
Operation and maintenance	692	670	2,126	1,948
Depreciation, depletion and amortization	265	259	747	752
Taxes other than income	80	79	254	239
Asset (gains) and losses, reserves and impairments, net	(2)	(8)	(10)	—
	1,796	1,866	5,464	5,647
Operating Income	410	399	1,016	1,077
Other (Income) and Deductions
Interest expense	112	120	334	370
Interest income	(2)	(3)	(7)	(8)
Other income	(47)	(20)	(125)	(59)
Other expenses	9	16	28	31
	72	113	230	334
Income Before Income Taxes	338	286	786	743
Income Tax Expense	108	101	251	180

Net Income	230	185	535	563

Less: Net Income Attributable to Noncontrolling Interests	3	2	6	2
Net Income Attributable to DTE Energy Company	$227	$183	$529	$561

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.32	$1.08	$3.09	$3.31

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.31	$1.07	$3.08	$3.30

Weighted Average Common Shares Outstanding
Basic	172	169	171	169
Diluted	172	170	171	170
Dividends Declared per Common Share	$0.62	$0.59	$1.80	$1.74

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(In millions)
Net income	$230	$185	$535	$563
Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $1, $1, $4 and $2, respectively	3	3	9	5
Net unrealized gains on investments, net of taxes of $—, $—, $— and $—, respectively	—	(1)	1	(1)
Foreign currency translation, net of taxes of $1, $—, $1 and $—, respectively	1	(2)	1	(1)
Comprehensive income	234	185	546	566
Less: Comprehensive income attributable to noncontrolling interests	3	2	6	2
Comprehensive income attributable to DTE Energy Company	$231	$183	$540	$564

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	September 30	December 31
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$59	$68
Restricted cash, principally Securitization	69	147
Accounts receivable (less allowance for doubtful accounts of $150 and $162, respectively)
Customer	1,164	1,317
Other	71	90
Inventories
Fuel and gas	554	572
Materials and supplies	231	219
Deferred income taxes	58	51
Derivative assets	123	222
Regulatory assets	157	314
Other	244	196
	2,730	3,196
Investments
Nuclear decommissioning trust funds	1,029	937
Other	537	525
	1,566	1,462
Property
Property, plant and equipment	23,442	22,541
Less accumulated depreciation, depletion and amortization	(9,038)	(8,795)
	14,404	13,746
Other Assets
Goodwill	2,020	2,020
Regulatory assets	4,299	4,539
Securitized regulatory assets	456	577
Intangible assets	67	73
Notes receivable	114	123
Derivative assets	63	74
Other	190	199
	7,209	7,605
Total Assets	$25,909	$26,009

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED) — (Continued)

	September 30	December 31
	2012	2011
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$724	$782
Accrued interest	122	95
Dividends payable	107	99
Short-term borrowings	98	419
Current portion long-term debt, including capital leases	633	526
Derivative liabilities	146	158
Other	479	549
	2,309	2,628
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,526	6,405
Securitization bonds	302	479
Junior subordinated debentures	280	280
Capital lease obligations	12	23
	7,120	7,187
Other Liabilities
Deferred income taxes	3,273	3,116
Regulatory liabilities	990	1,019
Asset retirement obligations	1,683	1,591
Unamortized investment tax credit	58	65
Derivative liabilities	30	89
Accrued pension liability	1,216	1,298
Accrued postretirement liability	1,341	1,484
Nuclear decommissioning	156	148
Other	302	331
	9,049	9,141
Commitments and Contingencies (Notes 6 and 11)
Equity
Common stock, without par value, 400,000,000 shares authorized, 172,073,378 and 169,247,282 shares issued and outstanding, respectively	3,567	3,417
Retained earnings	3,969	3,750
Accumulated other comprehensive loss	(147)	(158)
Total DTE Energy Company Equity	7,389	7,009
Noncontrolling interests	42	44
Total Equity	7,431	7,053
Total Liabilities and Equity	$25,909	$26,009

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30
	2012	2011
	(In millions)
Operating Activities
Net income	$535	$563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	747	752
Deferred income taxes	96	123
Asset (gains) and losses, reserves and impairments, net	(7)	—
Changes in assets and liabilities, exclusive of changes shown separately (Note 14)	358	48
Net cash from operating activities	1,729	1,486
Investing Activities
Plant and equipment expenditures — utility	(1,008)	(968)
Plant and equipment expenditures — non-utility	(214)	(61)
Proceeds from sale of assets	20	13
Restricted cash for debt redemption, principally Securitization	55	47
Proceeds from sale of nuclear decommissioning trust fund assets	48	69
Investment in nuclear decommissioning trust funds	(61)	(97)
Other	(24)	(55)
Net cash used for investing activities	(1,184)	(1,052)
Financing Activities
Issuance of long-term debt	495	908
Redemption of long-term debt	(447)	(1,161)
Short-term borrowings, net	(321)	126
Issuance of common stock	29	—
Repurchase of common stock	—	(18)
Dividends on common stock	(300)	(289)
Other	(10)	(19)
Net cash used for financing activities	(554)	(453)
Net Decrease in Cash and Cash Equivalents	(9)	(19)
Cash and Cash Equivalents at Beginning of Period	68	65
Cash and Cash Equivalents at End of Period	$59	$46

See Notes to Consolidated Financial Statements (Unaudited)

DTE ENERGY COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

				Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2011	169,247	$3,417	$3,750	$(158)	$44	$7,053
Net Income	—	—	529	—	6	535
Dividends declared on common stock	—	—	(307)	—	—	(307)
Issuance of common stock	521	29	—	—	—	29
Contribution of common stock to pension plan	1,335	80	—	—	—	80
Benefit obligations, net of tax	—	—	—	9	—	9
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	1	—	1
Stock-based compensation, distributions to noncontrolling interests and other	970	41	(3)	—	(8)	30
Balance, September 30, 2012	172,073	$3,567	$3,969	$(147)	$42	$7,431

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

Principles of Consolidation

The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These Consolidated Financial Statements also reflect the Company’s proportionate interests in certain jointly owned utility plants. The Company eliminates all intercompany balances and transactions.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2012, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items for consolidated VIEs as of September 30, 2012 and December 31, 2011. Amounts at September 30, 2012 and December 31, 2011 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE’s obligations have been excluded from the table below (in millions):

	September 30, 2012				December 31, 2011
	Securitization	Other	Total	Restricted Amounts	Securitization	Other	Total	Restricted Amounts
ASSETS
Cash and cash equivalents	$—	$4	$4	$—	$—	$25	$25	$—
Restricted cash	50	5	55	55	107	7	114	114
Accounts receivable	39	10	49	40	34	17	51	36
Inventories	—	144	144	—	—	183	183	—
Other current assets	—	3	3	—	—	1	1	—
Property, plant and equipment	—	65	65	20	—	73	73	23
Securitized regulatory assets	456	—	456	456	577	—	577	577
Other assets	8	6	14	14	10	6	16	16
	$553	$237	$790	$585	$728	$312	$1,040	$766
LIABILITIES
Accounts payable and accrued current liabilities	$3	$—	$3	$3	$14	$24	$38	$14
Current portion long-term debt, including capital leases	177	8	185	185	164	7	171	171
Other current liabilities	55	—	55	55	55	—	55	55
Mortgage bonds, notes and other	—	26	26	26	—	30	30	30
Securitization bonds	302	—	302	302	479	—	479	479
Capital lease obligations	—	11	11	11	—	14	14	14
Other long-term liabilities	7	1	8	7	7	2	9	8
	$544	$46	$590	$589	$719	$77	$796	$771

Amounts for non-consolidated VIEs as of September 30, 2012 and December 31, 2011 are as follows (in millions):

	September 30, 2012	December 31, 2011
Other investments	$122	$117
Notes receivable	7	7

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts. Summary of intangible assets as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012	December 31, 2011
Emission allowances	$7	$10
Renewable energy credits	43	39
Contract intangible assets	65	65
	115	114
Less accumulated amortization	30	28
Intangible assets, net	85	86
Less current intangible assets	18	13
	$67	$73

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 20 years.

Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2012 was 32 percent for both periods, as compared to a 35 percent and 24 percent for the three and nine months ended September 30, 2011, respectively. The year to date increase in the effective tax rate in 2012 is due primarily to the recognition of an $88 million income tax benefit due to the enactment of the MCIT in the second quarter of 2011. The 2012 periods were also impacted by higher production tax credits.

The Company had $3 million and $4 million of unrecognized tax benefits at September 30, 2012 and at December 31, 2011, respectively, that, if recognized, would favorably impact its effective tax rate. In 2012, the Company settled a federal tax audit for the 2009 and 2010 tax years and, as a result, the unrecognized tax benefit decreased by $30 million. The Company does not anticipate any material changes to the unrecognized tax benefits within the next twelve months.

Offsetting Amounts Related to Certain Contracts

The Company offsets the fair value of derivative instruments with cash collateral received or paid for those derivative instruments executed with the same counterparty under a master netting agreement, which reduces the Company’s total assets and total liabilities. As of September 30, 2012, the total cash collateral received, net of cash collateral posted, was $24 million. There was no collateral related to unrealized positions to net against derivative assets and $1 million of collateral related to unrealized positions to net against derivative liabilities as of September 30, 2012. The Company recorded cash collateral paid of $5 million and cash collateral received of $30 million not related to unrealized derivative positions as of September 30, 2012. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2012 and December 31, 2011. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

Derivative Assets and Liabilities

Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. DTE Energy considers the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. DTE Energy monitors the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. DTE Energy has obtained an understanding of how these prices are derived. Additionally, DTE Energy selectively corroborates the fair value of its transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Company has established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of our forward price curves has been assigned to our Risk Management Department which is separate and distinct from the trading functions within the Company.

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
Assets:
Cash equivalents (c)	$—	$69	$—	$—	$69	$—	$140	$—	$—	$140
Nuclear decommissioning trusts	651	378	—	—	1,029	577	360	—	—	937
Other investments (b)(c)(d)	64	42	—	—	106	57	38	—	—	95
Derivative assets:
Foreign currency exchange contracts	—	1	—	(1)	—	—	3	—	(3)	—
Commodity Contracts:
Natural Gas	845	94	20	(918)	41	1,926	78	20	(1,991)	33
Electricity	—	273	158	(295)	136	—	523	224	(490)	257
Other	41	5	7	(44)	9	23	2	6	(25)	6
Total derivative assets	886	373	185	(1,258)	186	1,949	606	250	(2,509)	296
Total	$1,601	$862	$185	$(1,258)	$1,390	$2,583	$1,144	$250	$(2,509)	$1,468

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(2)	$—	$1	$(1)	$—	$(5)	$—	$3	$(2)
Interest rate contracts	—	(1)	—	—	(1)	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(824)	(87)	(64)	919	(56)	(1,940)	(126)	(14)	1,976	(104)
Electricity	—	(285)	(134)	295	(124)	—	(513)	(192)	565	(140)
Other	(36)	(1)	(1)	44	6	(19)	(1)	—	20	—
Total derivative liabilities	(860)	(376)	(199)	1,259	(176)	(1,959)	(646)	(206)	2,564	(247)
Total	$(860)	$(376)	$(199)	$1,259	$(176)	$(1,959)	$(646)	$(206)	$2,564	$(247)
Net Assets (Liabilities) at the end of the period	$741	$486	$(14)	$1	$1,214	$624	$498	$44	$55	$1,221
Assets:
Current	$698	$387	$145	$(1,038)	$192	$1,571	$660	$181	$(2,050)	$362
Noncurrent (e)	903	475	40	(220)	1,198	1,012	484	69	(459)	1,106
Total Assets	$1,601	$862	$185	$(1,258)	$1,390	$2,583	$1,144	$250	$(2,509)	$1,468
Liabilities:
Current	$(696)	$(324)	$(165)	$1,039	$(146)	$(1,603)	$(527)	$(152)	$2,124	$(158)
Noncurrent	(164)	(52)	(34)	220	(30)	(356)	(119)	(54)	440	(89)
Total Liabilities	$(860)	$(376)	$(199)	$1,259	$(176)	$(1,959)	$(646)	$(206)	$2,564	$(247)
Net Assets (Liabilities) at the end of the period	$741	$486	$(14)	$1	$1,214	$624	$498	$44	$55	$1,221
_____________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)	Excludes cash surrender value of life insurance investments.

(c)
At September 30, 2012, available-for-sale securities of $69 million, included $55 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2011, available-for-sale securities of $140 million, included $124 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(d)
Available-for-sale equity securities at September 30, 2012 and December 31, 2011 of $6 million and $5 million are included in Other investments on the Consolidated Statements of Financial Position, respectively.

(e)
Includes $106 million and $95 million of other investments that are included in the Consolidated Statements of Financial Position in Other investments at September 30, 2012 and December 31, 2011, respectively.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
Net Assets at the beginning of the period	$2	$50	$5	$57	$1	$57	$7	$65
Transfers into Level 3	—	—	—	—	(1)	(6)	—	(7)
Transfers out of Level 3	—	—	—	—	—	(42)	—	(42)
Total gains:
Included in earnings	(43)	12	1	(30)	6	23	—	29
Recorded in regulatory assets/liabilities	—	—	7	7	—	—	—	—
Purchases, issuances and settlements:
Purchases	—	—	—	—	—	—	—	—
Settlements	(3)	(38)	(7)	(48)	(1)	(35)	—	(36)
Net Assets (Liabilities) at the end of the period	$(44)	$24	$6	$(14)	$5	$(3)	$7	$9
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2012 and 2011 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(43)	$5	$1	$(37)	$6	$5	$—	$11

	Nine Months Ended					Nine Months Ended
	September 30, 2012					September 30, 2011
	Natural Gas	Electricity	Other		Total	Natural Gas	Electricity	Other	Total
Net Assets at the beginning of the period	$6	$32	$6		$44	$1	$54	$4	$59
Transfers into Level 3	1	28	—		29	—	(4)	—	(4)
Transfers out of Level 3	(2)	—	—		(2)	1	(25)	—	(24)
Total gains:
Included in earnings	(38)	53	—		15	3	34	2	39
Recorded in regulatory assets/liabilities	—	—	12		12	—	—	3	3
Purchases, issuances and settlements:
Purchases	—	1	—	—	1	—	1	—	1
Settlements	(11)	(90)	(12)	—	(113)	—	(63)	(2)	(65)
Net Assets (Liabilities) at the end of the period	$(44)	$24	$6		$(14)	$5	$(3)	$7	$9
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2012 and 2011 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(39)	$43	$—		$4	$5	$17	$2	$24

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the three and nine months ended September
30, 2012 and 2011 (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	—	$—	N/A	42
Transfers into Level 3 from	—	—	N/A	—	(7)	N/A

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	2	$—	N/A	24
Transfers into Level 3 from	—	29	N/A	—	(4)	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of September 30, 2012 (in millions):

	September 30, 2012
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range
Natural Gas	$20	$(64)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.63)	—	$1.90	/MMBtu
Electricity	158	(134)	Discounted Cash Flow	Forward market price (per Mwh)	21	—	32	/Mwh
				Forward basis price (per Mwh)	(1)	—	15	/Mwh

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
The following table presents the carrying amount and fair value of financial instruments as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012				December 31, 2011
	Carrying	Fair Value			Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Amount	Value
Notes receivable, excluding capital leases	$42	$—	$—	$42	$48	$48
Dividends payable	107	107	—	—	99	99
Short-term borrowings	98	—	98	—	419	419
Long-term debt	7,735	314	7,998	612	7,682	8,757

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets (in millions):

	September 30, 2012	December 31, 2011
Fermi 2	$1,003	$915
Fermi 1	3	3
Low level radioactive waste	23	19
Total	$1,029	$937

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Realized gains	$7	$8	$21	$34
Realized losses	(6)	(9)	(17)	(26)
Proceeds from sales of securities	12	10	48	69

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds (in millions):

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Equity securities	$615	$124	$533	$80
Debt securities	405	29	385	22
Cash and cash equivalents	9	—	19	—
	$1,029	$153	$937	$102

The debt securities at both September 30, 2012 and December 31, 2011 had an average maturity of approximately 6 and 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As Detroit Edison does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. Detroit Edison recognized $56 million and $67 million of unrealized losses as Regulatory assets at September 30, 2012 and December 31, 2011, respectively. Since the decommissioning of Fermi 1 is funded by Detroit Edison rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized for the three and nine months ended September 30, 2012 and September 30, 2011 for Fermi 1 trust assets.

Other Available-For-Sale Securities

At September 30, 2012 and 2011, available-for-sale securities are comprised primarily of money-market and equity securities. During the three and nine months ended September 30, 2012 and September 30, 2011, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into losses for the periods. Gains (losses) related to trading securities held at September 30, 2012 and 2011 were $9 million and $(3) million, respectively.

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

Power and Industrial Projects — Business units within this segment manage and operate reduced emissions fuel, onsite energy and pulverized coal projects, coke batteries, landfill gas recovery and power generation assets. These businesses utilize fixed-priced contracts in the marketing and management of their assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method. The segment also engages in coal marketing which includes the marketing and trading of physical coal and coal financial instruments, and forward contracts for the purchase and sale of emission allowances. Certain of these physical and financial coal contracts and contracts for the purchase and sale of emission allowances are derivatives and are accounted for by recording changes in fair value to earnings.

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

Corporate and Other — Interest Rate Risk — The Company may use interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, the Company entered into a series of interest rate derivatives to limit its sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. The Company subsequently issued long-term debt and terminated these hedges at a cost that is included in Other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss will be reclassified to Interest expense through 2033. In 2012, the Company estimates reclassifying less than $1 million of losses to earnings.

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its September 30, 2012 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

The following tables present the fair value of derivative instruments as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012		December 31, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$1	$(2)	$3	$(5)
Commodity Contracts:
Natural Gas	959	(975)	2,024	(2,080)
Electricity	431	(419)	747	(705)
Other	53	(38)	31	(20)
Total derivatives not designated as hedging instruments:	$1,444	$(1,434)	$2,805	$(2,810)
Total derivatives:
Current	$1,161	$(1,185)	$2,272	$(2,282)
Noncurrent	283	(250)	533	(529)
Total derivatives	$1,444	$(1,435)	$2,805	$(2,811)

	September 30, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$1,161	$283	$(1,185)	$(250)	$2,272	$533	$(2,282)	$(529)
Counterparty netting	(1,038)	(220)	1,038	220	(2,050)	(440)	2,050	440
Collateral adjustment	—	—	1	—	—	(19)	74	—
Total derivatives as reported	$123	$63	$(146)	$(30)	$222	$74	$(158)	$(89)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 is as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30
Derivatives not Designated as Hedging Instruments		2012	2011	2012	2011
Foreign currency exchange contracts	Operating Revenue	$(2)	$4	$(1)	$(1)
Commodity Contracts:
Natural Gas	Operating Revenue	(54)	9	(51)	24
Natural Gas	Fuel, purchased power and gas	50	10	45	—
Electricity	Operating Revenue	17	35	52	64
Other	Operating Revenue	1	1	12	9
Total		$12	$59	$57	$96

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position was $7 million and $12 million in gains related to FTRs recognized in Regulatory liabilities for the three and nine months ended September 30, 2012, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2012:

Commodity	Number of Units
Natural Gas (MMBtu)	574,807,803
Electricity (MWh)	37,735,336
Foreign Currency Exchange ($ CAD)	17,661,047

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2012, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date under both hard trigger and soft trigger provisions was approximately $275 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2012 follows (in millions):

Asset retirement obligations at December 31, 2011	$1,593
Accretion	73
Revision in estimated cash flows	11
Liabilities incurred	14
Liabilities settled	(8)
Asset retirement obligations at September 30, 2012	$1,683

NOTE 6 — REGULATORY MATTERS

Detroit Edison Revenue Decoupling Mechanism (RDM)

In May 2011, Detroit Edison filed an application with the MPSC for approval of its initial pilot RDM reconciliation for the period February 2010 through January 2011, requesting authority to refund to customers approximately $56 million, plus interest. This amount was accrued by Detroit Edison as of December 31, 2011. In addition, Detroit Edison accrued a pilot RDM liability for February 2011 through October 2011 of approximately $71 million. On April 10, 2012, the Michigan Court of Appeals (COA) issued a decision relating to an appeal of the January 2010 MPSC order in Detroit Edison's January 2009 rate case filing. The COA determined that the MPSC only had statutory authority to implement a RDM for gas providers, but not for electric providers, thereby reversing the MPSC's decision to authorize an RDM for Detroit Edison. No party appealed the COA decision regarding the RDM determination. On August 1, 2012, Detroit Edison filed an application for approval of accounting authority to defer for future amortization $127 million of gain resulting from the reversal of the Company's regulatory liability associated with the operation of the RDM. On August 14, 2012, the MPSC dismissed Detroit Edison's initial pilot RDM reconciliation case. On September 25, 2012, the MPSC issued an order approving the Company's accounting application. As described in the accounting application, Detroit Edison will amortize the new regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. It is currently anticipated that with this accounting treatment, along with other cost saving measures, Detroit Edison will not need to increase base rates until 2015. If Detroit Edison's base rates are increased prior to January 1, 2015, the Company will cease amortization and refund to customers the remaining unamortized balance of the new regulatory liability.

Energy Optimization (EO) Plans

In August 2012, Detroit Edison and MichCon filed amended EO plans with the MPSC. Detroit Edison's EO plan application proposed the recovery of EO expenditures for the period 2013-2015 of $224 million and further requested approval of surcharges to recover these costs. MichCon's EO plan application proposed the recovery of EO expenditures for the period 2013-2015 of $66 million and further requested approval of surcharges to recover these costs.

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

2013 Plan Year - In September 2012, Detroit Edison filed its 2013 PSCR plan case seeking approval of a levelized PSCR factor of 4.74 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.5 billion. The plan also includes approximately $81 million for the recovery of its projected 2012 PSCR under-recovery.

2012 Gas Rate Case Filing

MichCon filed a rate case on April 20, 2012 based on a projected test year for the twelve-month period ending October 31, 2013. The filing with the MPSC requested an increase in base rates of approximately $77 million that is required to recover higher costs associated with increased investments in plant, the impact of sales reductions due to customer losses and continuing conservation, and increasing operating costs, primarily pipeline integrity and leak remediation expenses. On September 28, 2012, MichCon filed testimony with the MPSC indicating that it intends to self-implement up to $34 million of rate relief beginning in November 2012.

MichCon RDM Reconciliations

In September 2011, MichCon filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2010 through June 30, 2011. MichCon's RDM application proposed the recovery of approximately $20 million. On July 13, 2012, the MPSC approved a settlement agreement approving the 2011 RDM reconciliation and the implementation of a surcharge over a twelve-month period beginning in August 2012. As a result of the provisions of the settlement, during the nine months ended September 30, 2012, MichCon recognized an additional $5 million of revenue related to the 2010/2011 period and $3 million related to the 2011/2012 period.

In October 2012, MichCon filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2011 through June 30, 2012. MichCon's 2012 RDM application proposed the recovery of approximately $8.6 million.

Gas Cost Recovery (GCR) Proceedings

The GCR process is designed to allow MichCon to recover all of its gas supply costs if incurred under reasonable and prudent policies and practices. The MPSC reviews these costs, policies and practices for prudence in annual plan and reconciliation filings.

2010-2011 GCR Year - An MPSC order was issued on August 14, 2012 approving the GCR reconciliation for the 12-month period ended March 31, 2011. The MPSC authorized MichCon to include in its 2011-2012 GCR reconciliation beginning balance the net over-recovery of approximately $6 million.

MichCon Uncollectible Expense True-up Mechanism (UETM)

In March 2012, MichCon filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $7 million, consisting of a $19 million over-recovery related to 2011 uncollectible expense, partially offset by $12 million related to the 2010 UETM under-recovery. In September 2012, the MPSC approved a settlement agreement approving the 2011 UETM net refund of $7 million and the implementation of credits and surcharges over a twelve-month period beginning in November 2012.

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

NOTE 8 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table as of September 30 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Basic Earnings per Share
Net income attributable to DTE Energy Company	$227	$183	$529	$561
Average number of common shares outstanding	172	169	171	169
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$106	$99	$307	$293
Dividends declared — net restricted shares	1	—	2	1
Total distributed earnings	$107	$99	$309	$294
Net income less distributed earnings	$120	$84	$220	$267
Distributed (dividends per common share)	$0.62	$0.59	$1.80	$1.74
Undistributed	0.70	0.49	1.29	1.57
Total Basic Earnings per Common Share	$1.32	$1.08	$3.09	$3.31
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$227	$183	$529	$561
Average number of common shares outstanding	172	169	171	169
Average incremental shares from assumed exercise of options	—	1	—	1
Common shares for dilutive calculation	172	170	171	170
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$106	$99	$307	$293
Dividends declared — net restricted shares	1	—	2	1
Total distributed earnings	$107	$99	$309	$294
Net income less distributed earnings	$120	$84	$220	$267
Distributed (dividends per common share)	$0.62	$0.59	$1.80	$1.74
Undistributed	0.69	0.48	1.28	1.56
Total Diluted Earnings per Common Share	$1.31	$1.07	$3.08	$3.30

NOTE 9 — LONG-TERM DEBT

Debt Issuances

Through September 30, 2012, the Company issued the following long-term debt (in millions):

Company	Month	Type	Interest Rate	Maturity	Amount
Detroit Edison	June	Mortgage Bonds (a)	2.65%	2022	$250
Detroit Edison	June	Mortgage Bonds (a)	3.95%	2042	250
					$500
_____________________________

(a)	Proceeds to be used for the early redemption of Detroit Edison long-term debt; for the repayment of short-term borrowings; and for general corporate purposes.

In October 2012, DTE Energy issued $200 million of 5.25% junior subordinated debentures due 2062. The proceeds were used to pay a portion of the purchase price for a portfolio of on-site energy projects; for the repayment of short-term borrowings; and for general corporate purposes. The Company has the right to defer interest payments on the debt securities. Should the Company exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate of 5.25% per year.

In October 2012, MichCon agreed to issue $70 million of 3.92%, 30-year mortgage bonds to a group of institutional investors in a private placement transaction. The bonds are expected to close and fund in December 2012. Proceeds will be used for general corporate purposes.

Debt Retirements and Redemptions

Through September 30, 2012, the following debt was retired, through payment at maturity (in millions):

Company	Month	Type	Interest Rate	Maturity	Amount
MichCon	May	Secured Medium Term Notes	7.06%	2012	$40
Detroit Edison	July	Senior Notes	5.20%	2012	225
					$265

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

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain MichCon short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2012, the total funded debt to total capitalization ratios for DTE Energy, Detroit Edison and MichCon are 0.48 to 1, 0.52 to 1 and 0.45 to 1, respectively, and are in compliance with this financial covenant. The availability under these combined facilities at September 30, 2012 is shown in the following table (in millions):

	DTE Energy	Detroit Edison	MichCon	Total
Unsecured letter of credit facility, expiring in May 2013	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring October 2016	1,100	300	400	1,800
Total credit facilities at September 30, 2012	$1,275	$300	$400	$1,975
Amounts outstanding at September 30, 2012:
Commercial paper issuances	—	—	98	98
Letters of credit	188	—	—	188
	188	—	98	286
Net availability at September 30, 2012	$1,087	$300	$302	$1,689

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $91 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At September 30, 2012, a $40 million letter of credit was in place, raising the capacity under this facility to $140 million. The $40 million letter of credit is included in the table above. The amount outstanding under this agreement was $71 million and $56 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric Utility

Air — Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. It is estimated that Detroit Edison will make capital expenditures of approximately $170 million in 2012 and up to approximately $2.0 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the United States Court of Appeals for the District of Columbia Circuit granted the motions to stay the rule, leaving Detroit Edison temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. Detroit Edison has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units to operate in compliance with MATS that would not have been economical for FGD installations.

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

On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals are scheduled for November 27, 2012 and a decision is not expected until 2013. DTE Energy and Detroit Edison believe that the plants identified by the EPA, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the NOV/FOV and the result of the appeals process, the Company could also be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Water — In response to an EPA regulation, Detroit Edison is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, Detroit Edison may be required to install additional control technologies to reduce the impacts of the water intakes. Initially, it was estimated that Detroit Edison could incur up to approximately $55 million in additional capital expenditures over the four to six years subsequent to 2008 to comply with these requirements. However, a January 2007 circuit court decision remanded back to the EPA several provisions of the federal regulation that has resulted in a delay in compliance dates. The decision also raised the possibility that Detroit Edison may have to install cooling towers at some facilities at a cost substantially greater than was initially estimated for other mitigative technologies. The EPA published a proposed rule in 2011 that extended the time line to 2020 with an estimated expected increase in costs to $80 million for the original mitigative technologies. In July 2012, the EPA announced an extension of a notice of its final action on the rule to June 2013, consequently extending the time line to 2021. The EPA has also issued an information collection request to begin a review of steam electric effluent guidelines. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Detroit Edison conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2012 and December 31, 2011, the Company had $8 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

Detroit Edison owns and operates a permitted engineered ash storage facility at the Monroe Power Plant to dispose of fly ash from the coal fired power plant. Detroit Edison performed an engineering analysis in 2009 and identified the need for embankment side slope repairs and reconstruction which will be completed by the end of 2013.

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

The MPSC established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas Utility recognizes a liability and corresponding regulatory asset for estimated investigation and remediation costs at former MGP sites. As of September 30, 2012 and December 31, 2011, the Company had $38 million and $36 million, respectively, accrued for remediation.

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
In April 2006, the prior owners of the coke battery facility in Pennsylvania that the Company purchased in 2008 received a NOV/FOV from the EPA alleging violations of the lowest achievable emission rate requirements associated with visible emissions from the combustion stack, door leaks and charging activities at the coke battery facility. The EPA and the Pennsylvania Department of Environmental Protection (PADEP) have also alleged certain violations of the Clean Water Act including wastewater discharges and coal pile storm water runoff discussed below. The Company has agreed to a Consent Order with the EPA to settle these historic air and water issues pursuant to which the Company will pay a fine of $1.75 million.

The Company received two NOVs from the PADEP in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend up to $1.5 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. The Company may spend up to an additional $23 million over the next few years to meet future regulatory requirements and gain other operational improvements savings.

The Company believes that its non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in

December 2011. The re-proposed rules may impact our existing operations and may require us, in certain instances, to install new air pollution control devices. The re-proposed regulations will provide a minimum period of three years for compliance with the applicable standards. Based on the final approved regulations, anticipated in late 2012, the Company will assess the financial impact, if any, on current operations for compliance with the applicable new standards.
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

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. DTE Energy was served with process in March 2008. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants’ business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney’s fees and expenses. In October 2009, the U.S. District Court granted defendants’ motions dismissing all of plaintiffs’ federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their claims. On September 21, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, Detroit Edison has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. Detroit Edison is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. Detroit Edison currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has postponed the initial offload from the spent fuel pool until 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

Detroit Edison is a party in the litigation against the DOE for both past and future costs associated with the DOE’s failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, Detroit Edison executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by Detroit Edison through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds reduced the cost of the dry cask storage facility assets. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by Detroit Edison ratepayers to the federal waste fund await future governmental action.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2012 is approximately $1.2 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2012 is approximately $61 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $10 million at September 30, 2012.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2012, the Company had approximately $39 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for the Company’s approximately 5,000 represented employees. In the third quarter of 2012, a new contract was ratified covering approximately 500 electrical linemen that will expire in August 2016. The majority of the remaining represented employees are under contracts that expire in June and October 2013.

Purchase Commitments

As of December 31, 2011, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $5.3 billion from 2012 through 2051.

The Company also estimates that 2012 capital expenditures will be approximately $2.1 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Three Months Ended September 30
Service cost	$20	$15	$15	$14
Interest cost	51	51	29	28
Expected return on plan assets	(61)	(62)	(23)	(24)
Amortization of:
Net actuarial loss	48	41	21	12
Prior service cost (credit)	—	—	(6)	(7)
Net transition liability	—	—	—	1
Net periodic benefit cost	$58	$45	$36	$24

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Nine Months Ended September 30
Service cost	$61	$52	$51	$48
Interest cost	153	152	90	90
Expected return on plan assets	(183)	(185)	(69)	(71)
Amortization of:
Net actuarial loss	133	107	60	42
Prior service cost (credit)	—	2	(20)	(20)
Net transition liability	—	—	1	2
Settlements	2	2	—	—
Net periodic benefit cost	$166	$130	$113	$91

Pension and Other Postretirement Contributions

The Company contributed $100 million to its pension plans, including a contribution of DTE Energy common stock of $80 million in the second quarter of 2012, consisting of approximately 1.3 million shares valued at an average price of $59.94 per share. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $120 million contribution to its pension plans in 2012.

In January 2012, the Company contributed $140 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2012.

Plan Amendment

During August 2012, the Company adopted an amendment to the DTE Energy Comprehensive Retiree Group Health Care Plan. The amendment will implement changes effective January 1, 2013 to the Medicare supplemental coverage provided to eligible retired employees and their covered spouses and dependents. The impact of the amendment was not significant and did not trigger an interim re-measurement of the Plan for the quarter ended September 30, 3012.

NOTE 13 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Stock-based compensation expense	$21	$13	$61	$42
Tax benefit	8	5	23	16
Stock-based compensation cost capitalized in property, plant and equipment	1	1	3	3

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2012	2,764,670	$41.25
Granted	—	$—
Exercised	(1,357,451)	$40.76
Forfeited or expired	(16,114)	$41.93
Options outstanding at September 30, 2012	1,391,105	$41.73	$25
Options exercisable at September 30, 2012	1,189,761	$41.35	$22

As of September 30, 2012, the weighted average remaining contractual life for the exercisable shares is 4.47 years. As of September 30, 2012, 201,344 options were non-vested. During the nine months ended September 30, 2012, 332,026 options vested.

The intrinsic value of options exercised for the nine months ended September 30, 2012 was $21 million. Total option expense recognized was $0.5 million and $1 million for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the nine months ended September 30, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at January 1, 2012	726,224	$42.25
Grants	162,220	$53.51
Forfeitures	(14,700)	$47.16
Vested and issued	(243,425)	$33.71
Balance at September 30, 2012	630,319	$48.16

Performance Share Awards

The following table summarizes the Company’s performance share activity for the nine months ended September 30, 2012:

Performance Shares
Balance at January 1, 2012	1,608,733
Grants	573,810
Forfeitures	(42,997)
Payouts	(504,755)
Balance at September 30, 2012	1,634,791

Unrecognized Compensation Costs

As of September 30, 2012, there was $69 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.22 years.

NOTE 14 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows (in millions):

	Nine Months Ended
	September 30
	2012	2011
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$237	$181
Inventories	5	(115)
Accrued pensions	(3)	(186)
Accounts payable	(35)	(34)
Income taxes payable/receivable	44	267
Derivative assets and liabilities	38	(36)
Postretirement obligation	(143)	(59)
Regulatory assets	277	29
Other assets	23	38
Other liabilities	(85)	(37)
	$358	$48

Noncash financing activities:
Common stock issued for employee benefit plans	$80	$1

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

Corporate and Other includes various holding company activities, holds certain non-utility debt and energy-related investments.

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuels, power sales, gas sales and coal transportation services in the following segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Electric Utility	$7	$7	$22	$25
Gas Utility	1	1	3	2
Gas Storage and Pipelines	1	1	5	7
Unconventional Gas Production	1	—	1	—
Power and Industrial Projects	225	30	608	119
Energy Trading	10	17	34	54
Corporate and Other	(11)	(12)	(28)	(40)
	$234	$44	$645	$167

Financial data of the business segments follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues
Electric Utility	$1,543	$1,517	$4,031	$3,950
Gas Utility	160	159	883	1,090
Gas Storage and Pipelines	21	21	73	69
Unconventional Gas Production	16	11	38	29
Power and Industrial Projects	477	259	1,375	781
Energy Trading	223	342	723	970
Corporate and Other	—	—	2	2
Reconciliation & Eliminations	(234)	(44)	(645)	(167)
Total	$2,206	$2,265	$6,480	$6,724

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric Utility	$194	$157	$417	$345
Gas Utility	4	(11)	60	69
Gas Storage and Pipelines	14	13	48	42
Unconventional Gas Production	—	(2)	(3)	(5)
Power and Industrial Projects	22	12	40	27
Energy Trading	1	22	3	36
Corporate and Other (a)	(8)	(8)	(36)	47
Net Income Attributable to DTE Energy	$227	$183	$529	$561
_____________________________

(a)	The 2011 net income for Corporate and Other includes an income tax benefit of $88 million related to the enactment of the MCIT in the second quarter of 2011.

NOTE 16 — SUBSEQUENT EVENTS

In July 2012, the Company executed an agreement to purchase a portfolio of fourteen on-site energy projects, primarily located in the Midwest, from subsidiaries of Duke Energy Corporation and GDF Suez Energy North America, Inc. In October 2012, the Company closed on the purchase of equity interests ranging from 46 percent to 100 percent in twelve of the project companies for a total purchase price of approximately $257 million, which consists of $197 million paid in cash and the assumption of approximately $60 million of debt. We currently expect to close on the purchase of the remaining project companies by the end of 2012, for a remaining cash payment of approximately $23 million. Closing of these projects is subject to obtaining certain required approvals and consents on terms and conditions satisfactory to the Company and the selling parties. This acquisition provides a growth opportunity for the Company's Power and Industrial Projects business segment that will leverage its extensive energy-related operating experience and project management capabilities.

Effective upon closing, the Company has obtained control over and will apply acquisition accounting to the acquired project entities. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. We will include required information in our Annual Report on Form 10-K for the year ending December 31, 2012.

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

Net income attributable to DTE Energy in the third quarter of 2012 was $227 million, or $1.31 per diluted share, compared to net income attributable to DTE Energy of $183 million, or $1.07 per diluted share, in the third quarter of 2011. The increase in net income is principally driven by improved results in the Electric Utility and Power and Industrial Project segments, offset by lower results from the Energy Trading segment. Net income attributable to DTE Energy in the nine months ended September 30, 2012 was $529 million, or $3.08 per diluted share, compared to net income attributable to DTE Energy of $561 million, or $3.30 per diluted share, in the comparable period of 2011. The decrease in net income is primarily due to an income tax benefit of $88 million in the Corporate & Other segment related to the enactment of the MCIT in the second quarter of 2011. See Note 2 of the Notes to Consolidated Financial Statements.

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

A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows, expected monetization of our Unconventional Gas Production business, issuance of debt and issuance of equity through our dividend reinvestment plan and pension and other employee benefit plans. We have an enterprise risk management program that, among other things, is designed to monitor and manage our exposure to earnings and cash flow volatility related to commodity price changes, interest rates and counterparty credit risk.

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
Detroit Edison is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, Detroit Edison has spent approximately $1.7 billion through 2011. It is estimated Detroit Edison will make capital expenditures of approximately $170 million in 2012 and up to approximately $2.0 billion of additional capital expenditures through 2021 based on current regulations.
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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Income Attributable to DTE Energy by Segment:
Electric Utility	$194	$157	$417	$345
Gas Utility	4	(11)	60	69
Gas Storage and Pipelines	14	13	48	42
Unconventional Gas Production	—	(2)	(3)	(5)
Power and Industrial Projects	22	12	40	27
Energy Trading	1	22	3	36
Corporate and Other	(8)	(8)	(36)	47
Net Income Attributable to DTE Energy Company	$227	$183	$529	$561

ELECTRIC UTILITY

Our Electric Utility segment consists principally of Detroit Edison. Electric Utility results are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$1,543	$1,517	$4,031	$3,950
Fuel and Purchased Power	543	553	1,348	1,348
Gross Margin	1,000	964	2,683	2,602
Operation and Maintenance	338	354	1,027	1,014
Depreciation and Amortization	220	215	611	622
Taxes Other Than Income	65	63	193	182
Asset (Gains) Losses, Reserves and Impairments, Net	—	(1)	(1)	13
Operating Income	377	333	853	771
Other (Income) and Deductions	68	79	190	214
Income Tax Expense	115	97	246	212
Net Income Attributable to DTE Energy Company	$194	$157	$417	$345
Operating Income as a Percent of Operating Revenues	24%	22%	21%	20%

Gross margin increased $36 million in the third quarter of 2012 and $81 million in the nine-month period ended September 30, 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations. The following table details changes in various gross margin components relative to the comparable prior period (in millions):

	Three Months	Nine Months
Weather, net of 2011 RDM, and 2011 base rate increase	$57	$80
Renewable energy program	4	24
Energy optimization performance incentive	—	(9)
Regulatory mechanisms and other, net	(25)	(14)
Increase in gross margin	$36	$81

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands of MWh)	2012	2011	2012	2011
Electric Sales
Residential	4,894	4,863	12,180	12,358
Commercial	4,602	4,759	12,734	12,750
Industrial	2,707	2,606	7,645	7,353
Other	238	782	717	2,343
	12,441	13,010	33,276	34,804
Interconnection sales (a)	441	884	1,827	2,346
Total Electric Sales	12,882	13,894	35,103	37,150
Electric Deliveries
Retail and Wholesale	12,441	13,010	33,276	34,804
Electric Customer Choice, including self generators	1,372	1,393	3,938	4,104
Total Electric Sales and Deliveries	13,813	14,403	37,214	38,908
_____________________________

(a)	Represents power that is not distributed by Detroit Edison.

Operation and maintenance expense decreased $16 million and increased $13 million in the three and nine months ended September 30, 2012, respectively. The decrease for the 2012 third quarter is primarily due to decreased restoration and line clearance expense of $22 million, lower power plant generation expense of $8 million and lower uncollectible expense of $3 million, partially offset by higher employee benefit-related expense of $9 million and higher energy optimization and renewable energy expense of $4 million. The increase for the 2012 nine-month period is attributable to higher employee benefit-related expense of $29 million, increased energy optimization and renewable energy expense of $9 million, partially offset by decreased restoration and line clearance expense of $15 million, lower power plant generation expense of $8 million, and lower uncollectible expense of $5 million.

Asset (gains) losses, reserves and impairments, net decreased in the nine months of 2012 due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as the outcome of regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change and changes to the renewable portfolio requirements that may result from the passage of Proposal 3, a November 2012 Michigan ballot proposal that would amend the Michigan constitution to require all electric providers in Michigan to generate 25 percent of retail electric sales from specific renewable energy sources by 2025. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, Detroit Edison decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We do not expect the temporary shutdown and the operation of the plant at a reduced power level to have a significant impact on our results of operations. The plant is scheduled to be brought down in the first quarter of 2013 to complete the repair.
See Note 6 of the Notes to Consolidated Financial Statements for discussion on Regulatory Matters.

GAS UTILITY

Our Gas Utility segment consists of MichCon and Citizens. Gas Utility results are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$160	$159	$883	$1,090
Cost of Gas	21	36	359	537
Gross Margin	139	123	524	553
Operation and Maintenance	89	94	286	298
Depreciation and Amortization	23	22	69	66
Taxes Other Than Income	10	11	42	42
Operating Income (Loss)	17	(4)	127	147
Other (Income) and Deductions	11	15	35	41
Income Tax Expense (Benefit)	2	(8)	32	37
Net Income (Loss) Attributable to DTE Energy Company	$4	$(11)	$60	$69
Operating Income as a Percent of Operating Revenues	11%	(3)%	14%	13%

Gross margin increased $16 million in the third quarter of 2012 and decreased $29 million in the nine-month period ended September 30, 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations. The following table details changes in various gross margin components relative to the comparable prior period (in millions):

	Three Months	Nine Months
Weather	$—	$(56)
RDM (a)	—	11
Lost and stolen gas	11	23
Uncollectible tracking mechanism	(2)	(4)
Other	7	(3)
Increase (decrease) in gross margin	$16	$(29)
_____________________________

(a)	See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the settlement agreement in MichCon's 2011 RDM reconciliation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Gas Markets (in millions)
Gas sales	$89	$99	$627	$832
End user transportation	32	29	141	145
Intermediate transportation	12	12	42	42
Storage and other	27	19	73	71
	$160	$159	$883	$1,090

Gas Markets (in Bcf)
Gas sales	7	9	68	89
End user transportation	33	26	115	104
	40	35	183	193
Intermediate transportation	42	50	186	195
	82	85	369	388

Operation and maintenance expense decreased $5 million and $12 million in the three and nine months ended September 30, 2012, respectively. The decrease for the 2012 third quarter is primarily due to lower gas operation expense of $4 million and lower uncollectible expense of $1 million, partially offset by higher energy optimization expenses of $1 million. The decrease for the 2012 nine-month period is attributable to lower gas operations expense of $9 million and lower uncollectible expenses of $5 million, partially offset by higher energy optimization expense of $3 million.

Outlook — We continue to move forward in our efforts to achieve operational excellence and sustained strong cash flows and earn our authorized return on equity. On April 20, 2012, we filed a rate case requesting an increase in revenues of approximately $77 million. On September 28, 2012, we filed testimony with the MPSC indicating our intent to self-implement up to $34 million of rate relief beginning in November 2012. Unfavorable economic trends have resulted in increased customer conservation and continued high levels of theft and uncollectible accounts receivable. The MPSC has provided for an RDM that addresses changes in average customer usage due to general economic conditions and conservation. The RDM is expected to result in lower earnings volatility in the future. Looking forward, additional factors may impact earnings such as warmer than normal weather, infrastructure improvement capital programs, the outcome of future regulatory proceedings, investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity, minimize lost and stolen gas, and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$21	$21	$73	$69
Operation and Maintenance	5	3	15	10
Depreciation and Amortization	1	2	5	5
Taxes Other Than Income	1	—	3	2
Operating Income	14	16	50	52
Other (Income) and Deductions	(10)	(6)	(30)	(19)
Income Tax Expense	9	8	30	26
Net Income	15	14	50	45
Noncontrolling interest	1	1	2	3
Net Income Attributable to DTE Energy	$14	$13	$48	$42

Net income attributable to DTE Energy increased $1 million and $6 million for the 2012 third quarter and nine-month period, respectively. The increases were due primarily to increased earnings from an equity investment.

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan. Millennium Pipeline has secured customers for its Phase 1 & 2 expansions, which are scheduled to be in service in 2013. Millennium's total capacity with the Phase 1 & 2 expansion will increase from 525,000 dth/d to over 800,000 dth/d. In addition, the Company has executed an agreement with Southwestern Energy Services Company to support its Bluestone lateral and gathering system. Bluestone is a 44-mile pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow over 275,000 dth/d to both Millennium Pipeline and Tennessee Pipeline and is scheduled to be in-service in the fourth quarter of 2012. DTE Energy plans to spend approximately $280 million over the 2012-2013 period on the Bluestone lateral and gathering system. We continue to evaluate new pipeline and storage investment opportunities.

UNCONVENTIONAL GAS PRODUCTION

Our Unconventional Gas Production business is engaged in natural gas and oil exploration, development and production within the Barnett shale and Marble Falls formation in northern Texas. Unconventional Gas Production results are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$16	$11	$38	$29
Operation and Maintenance	7	6	19	16
Depreciation, Depletion and Amortization	6	4	17	13
Taxes Other Than Income	1	1	2	2
Operating Income (Loss)	2	—	—	(2)
Other (Income) and Deductions	1	2	4	5
Income Tax Expense (Benefit)	1	—	(1)	(2)
Net Loss Attributable to DTE Energy Company	$—	$(2)	$(3)	$(5)

Results attributable to DTE Energy were impacted by higher gas and crude oil production, offset by decreased gas and natural gas liquids prices. Average crude oil prices were relatively flat year over year. Operating expenses increased as a result of additional wells on-line.

Outlook — We plan to focus on optimizing the productivity of our wells and to seek opportunities for monetization of properties in 2012. The majority of our acreage position has rights to shallow reserves lying above the Barnett shale, specifically the Marble Falls formation. Recent drilling efforts have been largely successful in finding oil and high Btu gas. We anticipate the continued development of these liquids which is expected to add value to our asset base. Based on a recent analysis, proved reserves increased to 279 million Bcfe at June 2012 compared to 186 Bcfe at December 2011. The increase is due to results of improved completion techniques implemented on new wells drilled and brought on line in 2012. We had total capital investment of approximately $45 million to drill 47 new wells and continue to acquire select acreage and anticipate production of approximately 8 - 9 Bcfe in 2012, compared with 5 Bcfe in 2011. The 2012 drilling program concluded in September 2012. We initiated efforts to monetize our properties in the third quarter 2012 and, subject to the receipt of an acceptable offer, are targeting completion of the monetization process by the end of 2012.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; provide coal transportation, marketing and trading services; and sell electricity from biomass-fired energy projects. Power and Industrial Projects results are discussed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$477	$259	$1,375	$781
Operation and Maintenance	455	232	1,338	699
Depreciation and Amortization	14	14	43	43
Taxes other than Income	3	3	12	8
Asset (Gains) Losses, Reserves and Impairments, Net	(2)	(7)	(9)	(13)
Operating Income (Loss)	7	17	(9)	44
Other (Income) and Deductions	(13)	2	(28)	10
Income Taxes
Expense	7	3	6	11
Production Tax Credits	(11)	(1)	(31)	(4)
	(4)	2	(25)	7
Net Income	24	13	44	27
Noncontrolling interest	2	1	4	—
Net Income Attributable to DTE Energy Company	$22	$12	$40	$27

Operating revenues increased $218 million and $594 million in the three and nine months ended September 30, 2012, respectively. The increase in the third quarter of 2012 is primarily due to a $187 million increase related to new reduced emissions fuel projects (REF) and a $48 million increase associated with higher volumes from existing REF projects, of which $191 million represent affiliate transactions, partially offset by a $19 million decrease from lower volumes associated with the steel business. The increase in the nine-month period is primarily due to a $523 million increase related to new REF projects and a $106 million increase associated with higher volumes from existing REF projects, of which $484 million represent affiliate transactions, partially offset by a $24 million decrease from lower volumes associated with the steel business and a $11 million decrease in coal transportation and marketing services primarily related to lower volumes.

Operation and maintenance expense increased $223 million and $639 million in the three and nine months ended September 30, 2012, respectively. The increase in the third quarter of 2012 is primarily due to a $193 million increase related to new REF projects and a $49 million increase associated with higher volumes from existing REF projects, of which $190 million represent affiliate transactions, partially offset by a $15 million decrease from lower volumes associated with the steel business, and a $3 million decrease in coal transportation and marketing services primarily related to lower volumes. The increase in the nine-month period is primarily due to a $549 million increase related to new REF projects and a $103 million increase associated with higher volumes from existing REF projects, of which $490 million represent affiliate transactions, partially offset by a $13 million decrease in coal transportation and marketing services primarily related to lower volumes.

Other (income) and deductions increased by $15 million and $38 million in the three and nine months ended September 30, 2012, respectively. The increases were due primarily to gains recognized in connection with the sale of membership interests in REF facilities (treated as sales of tax credits for financial reporting purposes).

Production tax credits were higher by $10 million and $27 million in the three and nine months ended September 30, 2012, respectively, due primarily to tax credits earned from REF projects.

Outlook - The Company has constructed and placed in service nine REF facilities including two facilities located at third party owned coal-fired power plants. The Company has sold membership interests in two of the facilities located at the Detroit Edison sites. We continue to optimize these facilities by seeking tax investors for facilities operating at Detroit Edison and other utility sites. Additionally, we intend to relocate four underutilized facilities, located at Detroit Edison sites, to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2012 and future years. Two of the underutilized facilities are currently being relocated to third party owned coal-fired power plants. The proceeds from executed and planned sales of membership interests in the REF facilities are expected to be received by the Company on an installment basis, and the Company will recognize the related gains (treated as sales of tax credits for financial reporting purposes) as production tax credits are generated by the respective facilities.

We expect reduced production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2012. Substantially all of the metallurgical coke margin is maintained under long-term contracts. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We have four biomass-fired power generation facilities that are in operation in 2012, and we are converting an additional facility to be placed in service in 2013. During July 2012, we executed an agreement to purchase a portfolio of on-site energy projects, primarily located in the Midwest. The purchase of twelve of the fourteen projects included in the portfolio occurred in October 2012. The purchase of the remaining two projects will be completed by the end of 2012. See Note 16 of Notes to Consolidated Financial Statements for further discussion. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Operating Revenues	$223	$342	$723	$970
Fuel, Purchased Power and Gas	202	284	658	851
Gross Margin	21	58	65	119
Operation and Maintenance	17	18	52	49
Depreciation and Amortization	1	1	1	2
Taxes Other Than Income	—	—	2	2
Operating Income	3	39	10	66
Other (Income) and Deductions	2	3	6	7
Income Tax Expense	—	14	1	23
Net Income Attributable to DTE Energy Company	$1	$22	$3	$36

Gross margin decreased $37 million in the third quarter of 2012 and decreased $54 million for the nine months ended September 30, 2012. The overall decrease in gross margin for the third quarter was the result of lower economic earnings related to our power and gas trading strategies due to fewer market opportunities and timing related losses for our gas full requirements strategy. The overall decrease in gross margin for the nine months ended September 30, 2012 was a result of the unseasonably mild temperatures that negatively impacted our power and gas full requirements strategies and lower economic earnings related to our power and gas trading strategies due to fewer market opportunities.

The third quarter decrease of $37 million represents a $8 million decrease in realized margins and a $29 million decrease in unrealized margins. The $8 million decrease in realized margins is due to $26 million of unfavorable results, primarily in our gas trading strategy. This was offset by $18 million of favorable results, primarily in our power trading and power full requirements strategies. The $29 million decrease in unrealized margins is due to $33 million of unfavorable results, primarily in our gas trading strategy, offset by $4 million of favorable results, primarily in power trading strategy.

The $54 million decrease for the nine months ended represents a $16 million decrease in realized margins and $38 million decrease in unrealized margins. The $16 million decrease in realized margins is due to $35 million of unfavorable results, primarily in our power trading and power full requirements strategies, offset by $19 million of favorable results, primarily in our gas structured and gas transportation strategies. The $38 million decrease in unrealized margins is due to $38 million of unfavorable results in our gas full requirements, gas trading, and power trading strategies.

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

The net loss for the third quarter of 2012 of $8 million was the same as the comparable 2011 period. The net loss of $36 million in the 2012 nine-month period was $83 million lower than the 2011 net income of $47 million. The decrease in the nine-month period is due primarily to an income tax benefit of $88 million related to the enactment of the MCIT in the second quarter of 2011.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2012, we expect that cash from operations will be approximately $2.2 billion due to lower working capital requirements. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2012 of approximately $2.1 billion, including the Power and Industrial Projects on-site energy project acquisition discussed in Note 16 of Notes to Consolidated Financial Statements. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Nine Months Ended
	September 30
(In millions)	2012	2011
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$535	$563
Depreciation, depletion and amortization	747	752
Deferred income taxes	96	123
Asset (gains) and losses, reserves and impairments, net	(7)	—
Working capital and other	358	48
	$1,729	$1,486
Investing activities:
Plant and equipment expenditures — utility	(1,008)	(968)
Plant and equipment expenditures — non-utility	(214)	(61)
Proceeds from sale of assets	20	13
Other	18	(36)
	$(1,184)	$(1,052)
Financing activities:
Issuance of long-term debt	495	908
Redemption of long-term debt	(447)	(1,161)
Short-term borrowings, net	(321)	126
Issuance of common stock	29	—
Repurchase of common stock	—	(18)
Dividends on common stock and other	(310)	(308)
	$(554)	$(453)
Net Decrease in Cash and Cash Equivalents	$(9)	$(19)

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the nine months ended September 30, 2012 was $243 million higher than the comparable 2011 period. The operating cash flow comparison reflects increased cash generated from working capital items, partially offset by lower net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and asset gains and losses). See Note 14 of the Notes to Consolidated Financial Statements.

Cash from Investing Activities

Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures. In any given year, we will look to realize cash from under-performing or non-strategic assets or matured fully valued assets.

Capital spending within the utility businesses is primarily to maintain and improve our electric generation and electric and gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.

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

Net cash used for investing activities was $132 million higher in 2012 due primarily to increased capital expenditures by our utility and non-utility businesses.

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

Net cash used for financing activities was $101 million higher in 2012 due primarily to increased payments for short-term borrowings, partially offset by lower issuances and lower redemptions of long-term debt.

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

During July 2012, we executed an agreement to purchase a portfolio of on-site energy projects, primarily located in the Midwest. The purchase of twelve of the fourteen projects included in the portfolio occurred in October 2012. The purchase of the remaining two projects will be completed by the end of 2012. See Note 16 of Notes to Consolidated Financial Statements for further discussion. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

We have over $600 million in long-term debt maturing in the next twelve months. The repayment of the principal amount of debt related to Securitization is funded through a surcharge payable by Detroit Edison’s electric customers. The repayment of the other debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.7 billion of available liquidity at September 30, 2012 consisting of cash and amounts available under unsecured revolving credit agreements.

The Company contributed $80 million of DTE Energy common stock to its pension plans in the second quarter of 2012, consisting of approximately 1.3 million shares valued at an average price of $59.94 per share. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $120 million contribution to its pension plans in 2012. In January 2012, the Company contributed $140 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2012.

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

The following tables provide details on changes in our MTM net asset (or liability) position for the nine months ended September 30, 2012 (in millions):

Total
MTM at December 31, 2011	$49
Reclassify to realized upon settlement	(63)
Changes in fair value recorded to income	57
Amounts recorded to unrealized income	(6)
Changes in fair value recorded in regulatory liabilities	12
Change in collateral held by others	(54)
Option premiums paid (received) and other	9
MTM at September 30, 2012	$10

The table below shows the maturity of our MTM positions (in millions):

Source of Fair Value	2012	2013	2014	2015 and Beyond	Total Fair Value
Level 1	$1	$22	$8	$(5)	$26
Level 2	2	(7)	1	1	(3)
Level 3	(2)	(23)	10	1	(14)
Total MTM before collateral adjustments	$1	$(8)	$19	$(3)	9
Collateral adjustments					1
Total MTM at September 30, 2012					$10

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

The following table displays the credit quality of our trading counterparties as of September 30, 2012 (in millions):

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
Investment Grade (a)
A− and Greater	$89	$—	$89
BBB+ and BBB	282	—	282
BBB−	60	—	60
Total Investment Grade	431	—	431
Non-investment grade (b)	3	—	3
Internally Rated — investment grade (c)	111	—	111
Internally Rated — non-investment grade (d)	14	(3)	11
Total	$559	$(3)	$556
_____________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 40 percent of the total gross credit exposure.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2012 we had a floating rate debt-to-total debt ratio of approximately 6 percent (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2012 and 2011 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2012 and 2011 (in millions):

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of September 30,		As of September 30,
Activity	2012	2011	2012	2011	Change in the Fair Value of
Coal Contracts	$3	$(3)	$(1)	$3	Commodity contracts
Gas Contracts	(9)	(9)	10	9	Commodity contracts
Power Contracts	3	(2)	(3)	1	Commodity contracts
Interest Rate Risk	(225)	(267)	237	283	Long-term debt
Foreign Currency Exchange Risk	(1)	(1)	1	1	Forward contracts
Discount Rates	—	—	—	—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Part I — Item 4.

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2008, DTE Energy was named as one of approximately 24 defendant oil, power and coal companies in a lawsuit filed in a United States District Court. The plaintiffs, the Native Village of Kivalina and City of Kivalina, which are home to approximately 400 people in Alaska, claim that the defendants' business activities have contributed to global warming and, as a result, higher temperatures are damaging the local economy and leaving the island more vulnerable to storm activity in the fall and winter. As a result, the plaintiffs are seeking damages of up to $400 million for relocation costs associated with moving the village to a safer location, as well as unspecified attorney's fees and expenses. On October 15, 2009, the U.S. District Court granted defendants' motions dismissing all of plaintiffs' federal claims in the case on two independent grounds: (1) the court lacks subject matter jurisdiction to hear the claims because of the political question doctrine; and (2) plaintiffs lack standing to bring their claims. On September 21, 2012, the United States Court of Appeals for the Ninth Circuit affirmed the dismissal.

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

In August 2010, the United States Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and Detroit Edison, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require Detroit Edison to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require Detroit Edison to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from Detroit Edison's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and Detroit Edison. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals are scheduled for November 27, 2012 and a decision is not expected until 2013.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds; Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2012:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2012 — 07/31/2012	51,873	$60.74	—	—	—
08/01/2012 — 08/31/2012	9,114	51.70	—	—	—
09/01/2012 — 09/30/2012	1,500	47.69	—	—	—
Total	62,487		—
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

Item 6. — Exhibits

(i) Exhibits incorporated herein by reference:
4-275
Supplemental Indenture, dated as of September 1, 2012, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to Form 8-K dated October 1, 2012). (2012 Series C 5.25% Junior Subordinated Debentures due 2062)

(ii) Exhibits filed herewith:

31-77	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report.

31-78	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(iii) Exhibits furnished herewith:

32-77	Chief Executive Officer Section 906 Form 10-Q Certification

32-78	Chief Financial Officer Section 906 Form 10-Q Certification

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DTE ENERGY COMPANY (Registrant)

Date:	October 24, 2012	/s/ DONNA M. ENGLAND
Donna M. England
Chief Accounting Officer