Form 10-Q
period 2013-03-31
DTE ENERGY CO
filed 2013-04-26
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013
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
Yes ☐ No ☑
At March 31, 2013, 173,950,853 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2013

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Comprehensive Income (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statement of Changes in Equity (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	52
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6. Exhibits	54
SIGNATURE	56
EX-10-82
EX-10-83
EX-12-53
EX-31-81
EX-31-82
EX-32-81
EX-32-82
EX-101.INS XBRL INSTANCE DOCUMENT
EX-101.SCH XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF XBRL TAXONOMY EXTENSION DEFINITION DATABASE
EX-101.LAB XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Citizens	Citizens Fuel Gas Company, which distributes natural gas in Adrian, Michigan

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and natural gas.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies. Formerly known as The Detroit Edison Company.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies. Formerly known as Michigan Consolidated Gas Company.

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midwest Independent System Operator is an Independent System Operator and the Regional Transmission Organization serving the Midwest United States and Manitoba, Canada.

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	United States Nuclear Regulatory Commission

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage.

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

Bcfe	Conversion metric using a standard ratio of one barrel of oil and/or natural gas liquids to 6 Mcf of natural gas equivalents.

BTU	Heat value (energy content) of fuel

dth/d	Decatherms per day

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of natural gas

MMcf	Million cubic feet of natural gas

MW	Megawatt of electricity

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Words such as “anticipate,” “believe,” “expect,” “projected” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation;

•	impact of electric and natural gas utility restructuring in Michigan, including legislative amendments and Customer Choice programs;

•
economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, increased thefts of electricity and natural gas and high levels of uncollectible accounts receivable;

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Operating Revenues	$2,516	$2,239
Operating Expenses
Fuel, purchased power and gas	1,024	889
Operation and maintenance	735	721
Depreciation, depletion and amortization	259	227
Taxes other than income	94	95
Asset (gains) and losses, reserves and impairments, net	(6)	(5)
	2,106	1,927
Operating Income	410	312
Other (Income) and Deductions
Interest expense	109	113
Interest income	(2)	(2)
Other income	(44)	(37)
Other expenses	7	7
	70	81
Income Before Income Taxes	340	231
Income Tax Expense	105	73

Net Income	235	158

Less: Net Income Attributable to Noncontrolling Interest	1	2
Net Income Attributable to DTE Energy Company	$234	$156

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.35	$0.91

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.34	$0.91

Weighted Average Common Shares Outstanding
Basic	173	170
Diluted	173	170
Dividends Declared per Common Share	$0.62	$0.59

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net income	$235	$158
Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligations, net of taxes of $1 and $2	3	3
	3	3
Net unrealized gains on derivatives:
Gains during the period, net of taxes of $— and $—	—	1
	—	1
Foreign currency translation, net of taxes of $— and $—	(1)	1
Other comprehensive income	2	5
Comprehensive income	237	163
Less comprehensive income attributable to noncontrolling interests	1	2
Comprehensive income attributable to DTE Energy Company	$236	$161

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$218	$65
Restricted cash, principally Securitization	65	122
Accounts receivable (less allowance for doubtful accounts of $59 and $62, respectively)
Customer	1,460	1,336
Other	89	126
Inventories
Fuel and gas	301	527
Materials and supplies	239	234
Deferred income taxes	8	21
Derivative assets	56	108
Regulatory assets	175	182
Other	158	194
	2,769	2,915
Investments
Nuclear decommissioning trust funds	1,083	1,037
Other	568	554
	1,651	1,591
Property
Property, plant and equipment	23,936	23,631
Less accumulated depreciation, depletion and amortization	(9,070)	(8,947)
	14,866	14,684
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,819	4,235
Securitized regulatory assets	369	413
Intangible assets	135	135
Notes receivable	109	112
Derivative assets	17	39
Other	196	197
	6,663	7,149
Total Assets	$25,949	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$711	$848
Accrued interest	123	93
Dividends payable	108	107
Short-term borrowings	—	240
Current portion long-term debt, including capital leases	840	817
Derivative liabilities	81	125
Gas inventory equalization	140	—
Other	473	538
	2,476	2,768
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,528	6,220
Securitization bonds	201	302
Junior subordinated debentures	480	480
Capital lease obligations	9	12
	7,218	7,014
Other Liabilities
Deferred income taxes	3,245	3,191
Regulatory liabilities	997	1,031
Asset retirement obligations	1,745	1,719
Unamortized investment tax credit	53	56
Derivative liabilities	14	26
Accrued pension liability	1,402	1,498
Accrued postretirement liability	721	1,160
Nuclear decommissioning	165	159
Other	281	306
	8,623	9,146
Commitments and Contingencies (Notes 7 and 12)
Equity
Common stock, without par value, 400,000,000 shares authorized, 173,950,853 and 172,351,680 shares issued and outstanding, respectively	3,683	3,587
Retained earnings	4,069	3,944
Accumulated other comprehensive loss	(156)	(158)
Total DTE Energy Company Equity	7,596	7,373
Noncontrolling interests	36	38
Total Equity	7,632	7,411
Total Liabilities and Equity	$25,949	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In millions)
Operating Activities
Net income	$235	$158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	259	232
Deferred income taxes	65	58
Asset (gains) and losses, reserves and impairments, net	(6)	(19)
Changes in assets and liabilities, exclusive of changes shown separately (Note 15)	44	191
Net cash from operating activities	597	620
Investing Activities
Plant and equipment expenditures — utility	(309)	(331)
Plant and equipment expenditures — non-utility	(73)	(61)
Proceeds from sale of assets	4	11
Restricted cash for debt redemption, principally Securitization	57	63
Proceeds from sale of nuclear decommissioning trust fund assets	12	11
Investment in nuclear decommissioning trust funds	(16)	(15)
Other	(7)	(21)
Net cash used for investing activities	(332)	(343)
Financing Activities
Issuance of long-term debt	372	—
Redemption of long-term debt	(141)	(86)
Short-term borrowings, net	(240)	(106)
Issuance of common stock	10	10
Dividends on common stock	(107)	(99)
Other	(6)	(7)
Net cash used for financing activities	(112)	(288)
Net Increase (Decrease) in Cash and Cash Equivalents	153	(11)
Cash and Cash Equivalents at Beginning of Period	65	68
Cash and Cash Equivalents at End of Period	$218	$57

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	172,352	$3,587	$3,944	$(158)	$38	$7,411
Net income	—	—	234	—	1	235
Dividends declared on common stock	—	—	(107)	—	—	(107)
Issuance of common stock	158	10	—	—	—	10
Contribution of common stock to pension plan	750	50	—	—	—	50
Foreign currency translation, net of tax	—	—	—	(1)	—	(1)
Benefit obligations, net of tax	—	—	—	3	—	3
Stock-based compensation, distributions to noncontrolling interests and other	691	36	(2)	—	(3)	31
Balance, March 31, 2013	173,951	$3,683	$4,069	$(156)	$36	$7,632

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

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Legal entities within the Company's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs. In addition, we have interests in certain VIEs that we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items for consolidated VIEs as of March 31, 2013 and December 31, 2012. Amounts at March 31, 2013 and December 31, 2012 for consolidated VIEs that are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary are segregated in the restricted amounts column. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	March 31, 2013				December 31, 2012
	Securitization	Other	Total	Restricted Amounts	Securitization	Other	Total	Restricted Amounts
	(In millions)
ASSETS
Cash and cash equivalents	$—	$8	$8	$6	$—	$10	$10	$8
Restricted cash	45	6	51	51	102	7	109	109
Accounts receivable	35	6	41	38	34	7	41	38
Inventories	—	63	63	3	—	141	141	3
Other current assets	—	1	1	—	—	1	1	1
Property, plant and equipment	—	90	90	47	—	93	93	49
Securitized regulatory assets	369	—	369	369	413	—	413	413
Other assets	7	10	17	17	7	11	18	18
	$456	$184	$640	$531	$556	$270	$826	$639

LIABILITIES
Accounts payable and accrued current liabilities	$2	$14	$16	$3	$11	$14	$25	$12
Current portion long-term debt, including capital leases	189	8	197	197	177	8	185	185
Current regulatory liabilities	46	—	46	46	50	—	50	50
Other current liabilities	—	4	4	4	—	4	4	3
Mortgage bonds, notes and other	—	24	24	24	—	25	25	25
Securitization bonds	201	—	201	201	302	—	302	302
Capital lease obligations	—	8	8	8	—	11	11	11
Other long-term liabilities	8	2	10	8	7	2	9	8
	$446	$60	$506	$491	$547	$64	$611	$596

Amounts for non-consolidated VIEs as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Other investments	$134	$130
Notes receivable	6	6

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following table, amounts recorded to accumulated other comprehensive loss for the three months ended March 31, 2013 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available for sale securities and the Company’s interest in comprehensive income of equity investees, which comprise the net unrealized gain/(loss) on investments, changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Three Months Ended March 31, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, January 1, 2013	$(4)	$(29)	$(127)	$2	$(158)
Other comprehensive income before reclassifications	—	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	3	—	3
Net current-period other comprehensive income	—	—	3	(1)	2
Ending balance, March 31, 2013	$(4)	$(29)	$(124)	$1	$(156)
_______________________________________

(a)	All amounts are net of tax.

(b)	The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 13).

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	March 31,	December 31,
	2013	2012
	(In millions)
Emission allowances	$5	$6
Renewable energy credits	46	44
Contract intangible assets	140	139
	191	189
Less accumulated amortization	37	34
Intangible assets, net	154	155
Less current intangible assets	19	20
	$135	$135

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 28 years.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended March 31, 2013 is 31 percent as compared to 32 percent for the three months ended March 31, 2012.

The Company had $3 million of unrecognized tax benefits at March 31, 2013, that, if recognized, would favorably impact its effective tax rate. The Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $1 million in the next twelve months.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

was immaterial at March 31, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013					December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$—	$65	$—	$—	$65	$—	$123	$—	$—	$123
Nuclear decommissioning trusts	743	340	—	—	1,083	694	343	—	—	1,037
Other investments (c) (d)	69	48	—	—	117	66	44	—	—	110
Derivative assets:
Commodity Contracts:
Natural Gas	435	84	20	(531)	8	555	66	24	(605)	40
Electricity	—	223	85	(247)	61	—	226	134	(258)	102
Other	18	3	2	(19)	4	6	3	2	(6)	5
Total derivative assets	453	310	107	(797)	73	561	295	160	(869)	147
Total	$1,265	$763	$107	$(797)	$1,338	$1,321	$805	$160	$(869)	$1,417

Liabilities:
Derivative liabilities:
Interest rate contracts	$—	$(1)	$—	$—	$(1)	$—	$(1)	$—	$—	$(1)
Commodity Contracts:
Natural Gas	(497)	(66)	(54)	577	(40)	(526)	(73)	(62)	605	(56)
Electricity	—	(213)	(94)	254	(53)	—	(240)	(111)	258	(93)
Other	(17)	(2)	—	18	(1)	(6)	(1)	—	6	(1)
Total derivative liabilities	(514)	(282)	(148)	849	(95)	(532)	(315)	(173)	869	(151)
Total	$(514)	$(282)	$(148)	$849	$(95)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$751	$481	$(41)	$52	$1,243	$789	$490	$(13)	$—	$1,266
Assets:
Current	$426	$327	$87	$(719)	$121	$493	$372	$120	$(754)	$231
Noncurrent (e)	839	436	20	(78)	1,217	828	433	40	(115)	1,186
Total Assets	$1,265	$763	$107	$(797)	$1,338	$1,321	$805	$160	$(869)	$1,417
Liabilities:
Current	$(483)	$(248)	$(125)	$775	$(81)	$(466)	$(269)	$(144)	$754	$(125)
Noncurrent	(31)	(34)	(23)	74	(14)	(66)	(46)	(29)	115	(26)
Total Liabilities	$(514)	$(282)	$(148)	$849	$(95)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$751	$481	$(41)	$52	$1,243	$789	$490	$(13)	$—	$1,266
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At March 31, 2013, available for sale securities of $65 million included $51 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2012, available for sale securities of $123 million, included $109 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)
Available for sale equity securities of $6 million at March 31, 2013 and $5 million at December 31, 2012, respectively, are included in Other investments on the Consolidated Statements of Financial Position.

(e)
Includes $117 million and $110 million of Other investments that are included in the Consolidated Statements of Financial Position in Other investments at March 31, 2013 and December 31, 2012, respectively.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

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

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(38)	$23	$2	$(13)	$6	$32	$6	$44
Transfers into Level 3	—	—	—	—	—	27	—	27
Transfers out of Level 3	(2)	—	—	(2)	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(8)	8	—	—	6	(14)	1	(7)
Recorded in regulatory assets/liabilities	—	—	1	1	—	—	1	1
Purchases, issuances and settlements:
Settlements	14	(40)	(1)	(27)	(4)	(20)	(2)	(26)
Net Assets (Liabilities) as of March 31	$(34)	$(9)	$2	$(41)	$6	$25	$6	$37
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(5)	$(6)	$—	$(11)	$6	$1	$1	$8

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In millions)
Transfers into Level 1 from	N/A	$—	$—	N/A	$—	$—
Transfers into Level 2 from	$—	N/A	2	$—	N/A	2
Transfers into Level 3 from	—	—	N/A	—	27	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of March 31, 2013:

	March 31, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$20	$(54)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.26)	—	$1	/MMBtu	$0.03	/MMBtu
Electricity	$85	$(94)	Discounted Cash Flow	Forward basis price (per MWh)	$(2)	—	$10	/MWh	$2	/MWh

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of December 31, 2012:

	December 31, 2012
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$24	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.63)	—	$1.95	/MMBtu	$0.03	/MMBtu
Electricity	134	(111)	Discounted Cash Flow	Forward basis price (per MWh)	$(2)	—	$16	/MWh	$3	/MWh

The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain forward market and/or basis prices (i.e. the difference in pricing between two locations) that were included in the valuation of natural gas and electricity contracts were deemed unobservable.

The inputs listed above would have a direct impact on the fair values of the above security types if they were adjusted. A significant increase (decrease) in the forward market or basis price would result in a higher (lower) fair value for long positions, with offsetting impacts to short positions.

Fair Value of Financial Instruments

The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. DTE Energy has obtained an understanding of how the fair values are derived. DTE Energy also selectively corroborates the fair value of its transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures are determined by DTE Energy's Treasury Department which reports to the Company's Vice President and Treasurer.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$37	$—	$—	$37	$39	$—	$—	$39
Dividends payable	108	108	—	—	107	107	—	—
Short-term borrowings	—	—	—	—	240	—	240	—
Long-term debt	8,046	513	7,441	1,089	7,813	507	7,453	933

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31, 2013	December 31, 2012
	(In millions)
Fermi 2	$1,066	$1,021
Fermi 1	3	3
Low level radioactive waste	14	13
Total	$1,083	$1,037

The debt securities at both March 31, 2013 and December 31, 2012 had an average maturity of approximately 6 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Realized gains	$8	$6
Realized losses	$(7)	$(4)
Proceeds from sales of securities	$12	$11

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$674	$158	$631	$122
Debt securities	400	24	399	27
Cash and cash equivalents	9	—	7	—
	$1,083	$182	$1,037	$149

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $42 million and $44 million of unrealized losses as Regulatory assets at March 31, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three months ended March 31, 2013 and March 31, 2012 for Fermi 1.

Available-for-sale Securities

At March 31, 2013 and December 31, 2012, these securities are comprised primarily of money market and equity securities. During the three months ended March 31, 2013 and March 31, 2012, no amounts of unrealized losses on available for sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to available for sale securities held at March 31, 2013 and March 31, 2012 were $7 million for each period.

NOTE 4 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS

The Company recognizes all derivatives at their fair value as Derivative Assets or Liabilities on the Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. Gains or losses from the ineffective portion of cash flow hedges are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in the fair value are recognized in earnings each period.

The Company’s primary market risk exposure is associated with commodity prices, credit, and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include power, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits and natural gas storage assets.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through 2016. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.

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

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its March 31, 2013 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

Derivative Activities

The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describes the categories of activities represented by their operating characteristics and key risks:

•
Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward natural gas purchases and sales, natural gas transportation and storage capacity. Changes in the value of derivatives in this category typically economically offset changes in the value of underlying non-derivative

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

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

The following tables present the fair value of derivative instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$(1)	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	539	(617)	645	(661)
Electricity	308	(307)	360	(351)
Other	23	(19)	11	(7)
Total derivatives not designated as hedging instruments:	$870	$(943)	$1,016	$(1,019)
Total derivatives:
Current	$775	$(856)	$862	$(879)
Noncurrent	95	(88)	154	(141)
Total derivatives	$870	$(944)	$1,016	$(1,020)

Certain of the Company's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Company offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Company's total assets and liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro rata basis to the extent there is exposure. Any cash collateral remaining after exposure is netted to zero is reflected in accounts receivable and accounts payable as collateral paid or received, respectively.

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $9 million and $63 million at March 31, 2013 and December 31, 2012, respectively, which could be used to offset our net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

For contracts with certain clearing agents the fair value of derivative instruments is netted against realized positions with the net balance reflected as either 1) a derivative asset or liability or 2) an account receivable or payable. Other than certain clearing agents, accounts receivable and accounts payable that are subject to netting arrangements have not been offset against the fair value of derivative assets and liabilities. Certain contracts that have netting arrangements have not been offset in the Consolidated Statements of Financial Position. The associated fair value of derivative instruments and cash collateral related to such contracts are not material and have been excluded from the table below.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of March 31, 2013, the total cash collateral posted, net of cash collateral received, was $53 million. As of December 31, 2012, the total cash collateral received, net of cash collateral posted, was $20 million. As of March 31, 2013, derivative assets and derivative liabilities are shown net of collateral of $4 million and $56 million, respectively. There was no collateral related to unrealized positions to net against derivative assets and liabilities as of December 31, 2012. The Company recorded cash collateral paid of $4 million and cash collateral received of $3 million not related to unrealized derivative positions as of March 31, 2013. The Company recorded cash collateral paid of $4 million and cash collateral received of $24 million not related to unrealized derivative positions, as of December 31, 2012. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

The following table presents the netting offsets of derivative assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$539	$(531)	$8	$645	$(605)	$40
Electricity	308	(247)	61	360	(258)	102
Other	23	(19)	4	11	(6)	5
Total derivative assets	$870	$(797)	$73	$1,016	$(869)	$147

Derivative liabilities:
Interest rate contracts	$(1)	$—	$(1)	$(1)	$—	$(1)
Commodity Contracts:
Natural Gas	(617)	577	(40)	(661)	605	(56)
Electricity	(307)	254	(53)	(351)	258	(93)
Other	(19)	18	(1)	(7)	6	(1)
Total derivative liabilities	$(944)	$849	$(95)	$(1,020)	$869	$(151)

The following table presents the netting offsets of derivative assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$775	$95	$(856)	$(88)	$862	$154	$(879)	$(141)
Counterparty netting	(719)	(74)	719	74	(754)	(115)	754	115
Collateral adjustment	—	(4)	56	—	—	—	—	—
Total derivatives as reported	$56	$17	$(81)	$(14)	$108	$39	$(125)	$(26)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments		2013	2012
		(In millions)
Commodity Contracts:
Natural Gas	Operating Revenue	$(10)	$2
Natural Gas	Fuel, purchased power and gas	14	(10)
Electricity	Operating Revenue	20	(2)
Other	Operating Revenue	1	8
Total		$25	$(2)

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

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $1 million in unrealized gains related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2013 and 2012.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2013:

Commodity	Number of Units
Natural Gas (MMBtu)	636,667,880
Electricity (MWh)	52,296,934
Foreign Currency Exchange ($ CAD)	14,158,230

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2013, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $306 million.

NOTE 5 — DISCONTINUED OPERATIONS

Sale of Unconventional Gas Production Business

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. The activity of the discontinued business for the three months ended March 31, 2012 is shown below. The amounts exclude general corporate overhead costs, and the related tax effects, and no portion of corporate interest costs were allocated to discontinued operations.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Three Months Ended
March 31,
2012
(In millions)
Operating Revenues	$10

Operation and Maintenance	5
Depreciation, Depletion and Amortization	5
Taxes Other Than Income	—
Asset (Gains) and Losses, Net	—
Operating Income	—
Other (Income) and Deductions	1
Income Tax Benefit	(1)
Net Income Attributable to DTE Energy Company	$—

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,719
Accretion	26
Asset retirement obligations at March 31, 2013	$1,745

NOTE 7 — REGULATORY MATTERS

DTE Electric Restoration Expense Tracking Mechanism (RETM) and Line Clearance Tracking (LCT) Reconciliation

In January 2012, DTE Electric filed an application with the MPSC for approval of the reconciliation of its 2011 RETM and LCT. The Company's 2011 restoration expenses were higher than the amount provided in rates. Accordingly, DTE Electric requested net recovery of approximately $44 million. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $44 million net surcharge to recover the costs over a three-month period beginning April 1, 2013.

DTE Electric Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, DTE Electric filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $9 million credit to refund the overrecovery over a one-month period beginning in April 1, 2013.

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

2012 Plan Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year.

2012 Gas Rate Case Filing

DTE Gas filed a rate case on April 20, 2012 based on a projected test year for the twelve-month period ending October 31, 2013. On December 20, 2012, the MPSC approved a partial settlement agreement and authorized the Company to increase its annual gas revenues by $19.9 million for service rendered on and after January 1, 2013. The partial settlement agreement did not resolve the proposal for an infrastructure recovery mechanism (IRM) designed to recover DTE Gas' projected costs over a five-year period related to its gas main renewal, pipeline integrity and meter move out programs. On April 16, 2013, the MPSC issued an order approving the IRM and authorized the recovery of the cost of service related to $77 million of annual

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

investment in the programs beginning in May 2013. The IRM will adjust annually in July for the incremental investment each year, after a limited hearing on the reconciliation of the prior year capital expenditures. If DTE Gas files a rate case during the five-year period, the IRM will be suspended when new rates are set by the MPSC.

DTE Gas UETM

In March 2013, DTE Gas filed an application with the MPSC for approval of its UETM reconciliation for 2012 requesting authority to refund approximately $20 million.

DTE Gas Revenue Decoupling Mechanism (RDM)

In October 2012, DTE Gas filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2011 through June 30, 2012. The application requests authority to adjust existing retail gas rates so as to collect a net amount of $8.6 million, plus interest. On March 15, 2013, the MPSC approved a settlement agreement and authorized the implementation of surcharges during the billing months of April 2013 through March 2014.

NOTE 8 — COMMON STOCK

Common Stock

On March 12, 2013, the Company contributed $50 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 750,075 shares valued at $66.66 per share, the closing market price of DTE Energy common stock on that date in accordance with fair value measurement and accounting requirements.

NOTE 9 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three months ended March 31:

	2013	2012
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$234	$156
Average number of common shares outstanding	173	170
Weighted average net restricted shares outstanding	1	1
Dividends declared — common shares	$107	$100
Dividends declared — net restricted shares	1	—
Total distributed earnings	$108	$100
Net income less distributed earnings	$126	$56
Distributed (dividends per common share)	$0.62	$0.59
Undistributed	0.73	0.32
Total Basic Earnings per Common Share	$1.35	$0.91
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$234	$156
Average number of common shares outstanding	173	170
Average incremental shares from assumed exercise of options	—	—
Common shares for dilutive calculation	173	170
Weighted average net restricted shares outstanding	1	1
Dividends declared — common shares	$107	$100
Dividends declared — net restricted shares	1	—
Total distributed earnings	$108	$100
Net income less distributed earnings	$126	$56
Distributed (dividends per common share)	$0.62	$0.59
Undistributed	0.72	0.32
Total Diluted Earnings per Common Share	$1.34	$0.91

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT

Debt Issuance

In 2013, the Company issued the following long-term debt:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	4.00%	2043	$375
					$375
_______________________________________

(a)	Proceeds were used for the early redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

Debt Redemptions

In 2013, the following debt was redeemed:

	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.42%	2013	$88
DTE Electric	March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
DTE Energy	Various	Other Long Term Debt	Various	2013	2
					$141
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

At March 31, 2013, DTE Energy and its wholly owned subsidiaries, DTE Electric and DTE Gas, had unsecured revolving credit agreements with a syndicate of 20 banks that could be used for general corporate borrowings, but were intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provided more than 8.5% of the commitment in any facility. Borrowings under the facilities were available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.

In April 2013, DTE Energy and its wholly owned subsidiaries, DTE Electric and DTE Gas, entered into second amended and restated five-year unsecured revolving credit agreements with a syndicate of 19 banks. No one bank provided more than 8.7% of the commitment in any facility. The amended and restated agreements extend the expiration of the credit facilities from October 2016 to April 2018 and reduced the credit availability for DTE Gas from $400 million to $300 million and increased the credit availability for DTE Energy from $1.1 billion to $1.2 billion.

The above agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2013, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas are 0.48 to 1, 0.53 to 1 and 0.45 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at March 31, 2013 is shown in the following table:

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in May 2013	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring October 2016	1,100	300	400	1,800
Total credit facilities at March 31, 2013	1,275	300	400	1,975
Amounts outstanding at March 31, 2013:
Letters of credit	173	—	—	173
	173	—	—	173
Net availability at March 31, 2013	$1,102	$300	$400	$1,802

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $39 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At March 31, 2013, a $40 million letter of credit was in place, raising the capacity under this facility to $140 million. The $40 million letter of credit is included in the table above. The amount outstanding under this agreement was $58 million and $65 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. In March 2013, several parties, including the EPA, appealed the D.C. Circuit's decision to vacate the CSAPR to the U.S. Supreme Court.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in 2015. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to operate in compliance with MATS.

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals were held on November 27, 2012. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court on a single issue related to a procedural component of the New Source Review permitting program.

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

On March 13, 2013, The Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. DTE Energy and DTE Electric cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

Water - In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines including multiple possible options. The rules are expected to be finalized by April 2014. It is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2013 and December 31, 2012, the Company had $9 million accrued for remediation. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Gas

Contaminated Sites — Gas segment, owns or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years.

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas segment recognizes a liability and corresponding Regulatory asset for estimated investigation and remediation costs at former MGP sites. As of March 31, 2013 and December 31, 2012, the Company had $29 million accrued for remediation.

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

The Company received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue. The Company recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $6 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program.

In December 2012, the Company received a notice from the Wisconsin Department of Natural Resources (WDNR) alleging violations of its air pollution control permit and state air pollution control laws at its biomass power generation facility in Wisconsin. The Company is in the process of negotiating a settlement of the alleged violations with the WDNR. At this time, the Company cannot predict the financial impact of this issue or the timing of its resolution.

The Company believes that its non-utility affiliates are substantially in compliance with all environmental requirements, other than as noted above.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other

In March 2011, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). The effective dates of the major source IBMACT and CISWI regulations were stayed and a re-proposal was issued by the EPA in December 2011. Final IBMACT and CISWI were issued by the EPA in December 2012. The Company is developing compliance plans to upgrade or convert existing industrial boilers to natural gas and to perform required energy assessments in compliance with the applicable new standards. Capital costs for the boiler conversions and the expenses for the one-time energy assessments are not expected to be material.

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's proposed non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and our Michigan coke battery. The state implementation plan process is in the information gathering stage and any required emission reductions for DTE Energy sources to meet the standard cannot be estimated currently.

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

DTE Electric has $500 million in primary coverage and $2.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. As of April 1, 2013, the total limit for property damage for non-nuclear events is $1.8 billion and an aggregate of $327 million of coverage for extra expenses over a two-year period.

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $33 million per event if the loss associated with any one event at any insured nuclear plant should exceed the accumulated funds available to NEIL.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2013 is approximately $1.2 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2013 is approximately $93 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $61 million at March 31, 2013.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2013, the Company had approximately $41 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Labor Contracts

Our contracts with several bargaining units for the majority of our represented employees were due to expire in June and October 2013. Early negotiations resulted in new contracts that became effective March 23, 2013. The new contracts will expire in June and October 2017.

Purchase Commitments

As of March 31, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $4.4 billion from 2013 through 2052.
The Company also estimates that 2013 capital expenditures will be approximately $2.2 billion. The Company has made certain commitments in connection with expected capital expenditures.

Bankruptcies

The Company purchases and sells electricity, natural gas, coal, coke and other energy products from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on its consolidated financial statements.

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

See Notes 4 and 7 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension		Other Postretirement
	Benefits		Benefits
	2013	2012	2013	2012
Three Months Ended March 31	(In millions)
Service cost	$24	$21	$16	$18
Interest cost	48	51	24	30
Expected return on plan assets	(67)	(61)	(27)	(23)
Amortization of:
Net actuarial loss	51	42	17	19
Prior service credit	—	—	(23)	(7)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost	$56	$55	$7	$38

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions

In March 2013, the Company contributed $100 million to its pension plans, including a contribution of DTE Energy common stock of $50 million. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $215 million contribution to its pension plans in 2013. See Note 8.

In January 2013, the Company contributed $145 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2013.

Re-Measurement of Other Postretirement Benefit Obligation

In March 2013, the Company reached agreements on new four-year labor contracts with certain represented employees under several bargaining units. As a term of the agreements, the Company replaced sponsored retiree medical, prescription drug and dental coverage for future Medicare eligible retirees with a Retiree Health Care Allowance (RHCA) account of $3,250 per year. The modification in retiree health coverage will reduce future postretirement benefit costs.
Based on the impact of such benefit cost savings on the financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. As a result of the re-measurement, the accumulated postretirement benefit obligation (ABPO) was reduced by $258 million. The Company's Accrued postretirement benefit liability at March 31, 2013 was $721 million as compared to $1.2 billion at December 31, 2012 a reduction of $439 million. The reduction reflects the impact of the re-measurement of the plan, January 2013 plan contributions and recognition of first quarter 2013 postretirement benefit costs and benefit payments.
Beginning April 2013, net postretirement benefit costs will be recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts. As a result of the re-measurement, fiscal year 2013 postretirement benefit costs are expected to decrease by approximately $69 million to an annual net benefit of $40 million.
NOTE 14 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Stock-based compensation expense	$28	$17
Tax benefit	11	6
Stock-based compensation cost capitalized in property, plant and equipment	2	1

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at January 1, 2013	1,192,670	$41.86
Granted	—	$—
Exercised	(295,218)	$40.67
Forfeited or expired	(10,370)	$41.46
Options outstanding at March 31, 2013	887,082	$42.27	$20
Options exercisable at March 31, 2013	887,082	$42.27	$20

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of March 31, 2013, the weighted average remaining contractual life for the exercisable shares is 4.61 years. During the three months ended March 31, 2013, 200,844 options vested. As of March 31, 2013, all options were vested.

The intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $7 million and $10 million, respectively. No option expense was recognized for the three months ended March 31, 2013 and $0.3 million of option expense was recognized for the three months ended March 31, 2012.

The Company includes both historical and implied share-price volatility in option volatility. Implied volatility is derived from exchange traded options on DTE Energy common stock. The Company’s expected option life estimate is based on historical data.
Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the three months ended March 31, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	597,648	$48.33
Grants	115,030	$64.35
Forfeitures	(1,008)	$48.29
Vested and issued	(157,642)	$43.90
Balance at March 31, 2013	554,028	$52.90

Performance Share Awards

The following table summarizes the Company’s performance share activity for the three months ended March 31, 2013:

Performance Shares
Balance at December 31, 2012	1,634,364
Grants	517,924
Forfeitures	(6,894)
Payouts	(548,624)
Balance at March 31, 2013	1,596,770

Unrecognized Compensation Costs

As of March 31, 2013, there was $92 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.64 years.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$(78)	$81
Inventories	221	125
Accrued/prepaid pensions	(46)	1
Accounts payable	(126)	(53)
Income taxes payable/receivable	14	(23)
Derivative assets and liabilities	18	30
Postretirement obligation	(154)	(142)
Gas inventory equalization	140	114
Other assets	137	159
Other liabilities	(82)	(101)
	$44	$191
Supplementary non-cash information is as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Common stock issued for employee benefit plans	$60	$7
Change in capital expenditures not paid	$(16)	$(43)

NOTE 16 — SEGMENT AND RELATED INFORMATION

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, natural gas sales and coal transportation services in the following segments:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Inter-segment Revenues
Electric	$6	$7
Gas	1	1
Gas Storage and Pipelines	2	1
Power and Industrial Projects	205	191
Energy Trading	11	14
Corporate and Other	(8)	(10)
	$217	$204
Financial data of the business segments follows:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues
Electric	$1,219	$1,198
Gas	604	509
Gas Storage and Pipelines	27	25
Power and Industrial Projects	490	449
Energy Trading	393	261
Corporate & Other	—	1
Reconciliation & Eliminations	(217)	(204)
Total	$2,516	$2,239

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$115	$96
Gas	96	52
Gas Storage and Pipelines	17	17
Power and Industrial Projects	12	8
Energy Trading	7	(2)
Corporate & Other	(13)	(15)
Net Income Attributable to DTE Energy	$234	$156

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout Michigan. We operate three energy-related non-utility segments with operations throughout the United States.

Net income attributable to DTE Energy in the first quarter of 2013 was $234 million, or $1.34 per diluted share, compared to net income attributable to DTE Energy of $156 million, or $0.91 per diluted share, in the first quarter of 2012. The increase in net income is primarily due to higher earnings at the Electric, Gas and Energy Trading segments.

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

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. DTE Electric's capital investments over the 2013-2017 period are estimated at $5.0 billion for base infrastructure, $900 million for mandated environmental compliance requirements and $500 million for renewable energy and energy efficiency expenditures. DTE Gas' capital investments over the 2013-2017 period are estimated at $680 million for base infrastructure and $400 million for gas main renewal and meter move out and pipeline integrity programs. DTE Electric and DTE Gas both plan to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, DTE Electric spent approximately $1.9 billion through 2012. It is estimated that DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations.

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

See Note 12 of the Notes to the Consolidated Financial Statements.

OUTLOOK

The next few years will be a period of rapid change for DTE Energy and for the energy industry. Our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.

Looking forward, we will focus on several areas that we expect will improve future performance:

•	improving Electric and Gas customer satisfaction;

•	effectively managing rate competitiveness and affordability;

•	continuing to pursue regulatory stability and investment recovery for our utilities;

•	managing the growth of our utility asset base;

•	continuing to improve employee engagement;

•	optimizing our cost structure across all business segments;

•	managing cash, capital and liquidity to maintain or improve our financial strength; and

•	investing in businesses that integrate our assets and leverage our skills and expertise.

We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$115	$96
Gas	96	52
Gas Storage and Pipelines	17	17
Power and Industrial Projects	12	8
Energy Trading	7	(2)
Corporate and Other	(13)	(15)
Net Income Attributable to DTE Energy Company	$234	$156

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues	$1,219	$1,198
Fuel and Purchased Power	372	377
Gross Margin	847	821
Operation and Maintenance	331	355
Depreciation and Amortization	214	187
Taxes Other Than Income	70	68
Asset (Gains) and Losses, Reserves and Impairments, Net	(1)	—
Operating Income	233	211
Other (Income) and Deductions	57	58
Income Tax Expense	61	57
Net Income Attributable to DTE Energy Company	$115	$96
Operating Income as a Percent of Operating Revenues	19%	18%

Gross margin increased $26 million in the first quarter of 2013. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$19
Securitization bond and tax surcharge	15
Renewable energy program	4
Low income energy assistance surcharge	(10)
Regulatory mechanisms and other	(2)
Increase in gross margin	$26

	Three Months Ended
	March 31,
	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	3,854	3,700
Commercial	3,923	3,885
Industrial	2,436	2,374
Other	252	259
	10,465	10,218
Interconnection sales (a)	773	527
Total Electric Sales	11,238	10,745
Electric Deliveries
Retail and Wholesale	10,465	10,218
Electric Customer Choice, including self generators (b)	1,260	1,254
Total Electric Sales and Deliveries	11,725	11,472
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $24 million in the first quarter of 2013 due primarily to lower power plant generation expenses of $15 million, decreased low income energy assistance expenses of $10 million and lower employee benefit expenses of $9 million, partially offset by increased energy optimization and renewable energy expenses of $4 million and increased distribution operations expenses of $3 million.

Depreciation and amortization expense increased $27 million in the first quarter of 2013 due primarily to higher amortization of regulatory assets and increased depreciation expense due to a higher depreciable base.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental and renewable expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, DTE Electric decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30, 2012 which restored production to nominal 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We are seeking recovery of the related incremental purchased power costs through the PSCR process. It is estimated that the repair to the plant will be complete by the third quarter of 2013.

GAS

Our Gas segment consists of DTE Gas and Citizens.

Gas results are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues	$604	$509
Cost of Gas	299	276
Gross Margin	305	233
Operation and Maintenance	106	100
Depreciation and Amortization	23	23
Taxes Other Than Income	16	18
Operating Income	160	92
Other (Income) and Deductions	12	12
Income Tax Expense	52	28
Net Income Attributable to DTE Energy Company	$96	$52
Operating Income as a Percent of Operating Revenues	26%	18%

Gross margin increased $72 million in the first quarter of 2013. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$41
2012 rate order	11
Lost and stolen gas	10
Energy optimization revenue	5
Other	5
Increase in gross margin	$72

	Three Months Ended
	March 31,
	2013	2012
Gas Markets (in Bcf)
Gas sales	58	47
End user transportation	55	48
	113	95
Intermediate transportation	76	83
	189	178

Operation and maintenance expense increased $6 million in the first quarter of 2013 due primarily to increased energy optimization expenses of $5 million and higher gas transmission expenses of $3 million, partially offset by lower employee benefit expenses of $4 million.

Outlook — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant infrastructure capital expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues	$27	$25
Operation and Maintenance	5	4
Depreciation and Amortization	4	2
Taxes Other Than Income	1	1
Operating Income	17	18
Other (Income) and Deductions	(11)	(10)
Income Tax Expense	11	11
Net Income	17	17
Noncontrolling interest	—	—
Net Income Attributable to DTE Energy	$17	$17

Net income attributable to DTE Energy in the first quarter of 2013 was consistent with the net income level in 2012.

Outlook — Our Gas Storage and Pipelines business expects to continue its steady growth plan and is evaluating new pipeline and storage investment opportunities. Millennium Pipeline has secured customers for its Phase 1 & 2 expansions, which are scheduled to be in service in 2013. Millennium's total capacity with the Phase 1 & 2 expansion will increase from 525,000 dth/d to over 800,000 dth/d. In addition, the Company has executed an agreement with Southwestern Energy Services Company to support its Bluestone lateral and Susquehanna gathering system. Bluestone is a 44-mile pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow over 275,000 dth/d to both Millennium Pipeline and Tennessee Pipeline. The southern portion of Bluestone was placed in service in the fourth quarter of 2012 and the northern portion is scheduled to be placed in service in the second quarter of 2013. A portion of the Susquehanna gathering system was placed in service in the fourth quarter of 2012 and additional segments will be placed in service periodically over the next few years.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce reduced emissions fuel (REF) and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues	$490	$449
Operation and Maintenance	481	439
Depreciation and Amortization	18	15
Taxes other than Income	5	6
Asset (Gains) and Losses, Reserves and Impairments, Net	(3)	(5)
Operating Income (Loss)	(11)	(6)
Other (Income) and Deductions	(9)	(4)
Income Taxes
Expense	(1)	(1)
Production Tax Credits	(14)	(10)
	(15)	(11)
Net Income	13	9
Noncontrolling interest	1	1
Net Income Attributable to DTE Energy Company	$12	$8

Operating revenues increased $41 million in the first quarter of 2013 primarily due to a $36 million increase from newly acquired on-site projects and a $27 million increase associated with higher volumes from REF projects, of which $14 million represents affiliate transactions, partially offset by a $13 million decrease primarily due to lower coal transportation and marketing volumes, and a $10 million decrease primarily associated with lower volumes within the steel business.

Operation and maintenance expense increased $42 million in the first quarter of 2013 primarily due to a $28 million increase from newly acquired on-site projects and a $30 million increase associated with higher volumes from REF projects, of which $15 million represents affiliate transactions, partially offset by a $13 million decrease primarily due to lower coal transportation and marketing volumes, and a $6 million decrease primarily associated with lower volume within the steel business.

Other (income) and deductions increased by $5 million in the first quarter of 2013 due primarily to $2 million from gains recognized in connection with sale of membership interest in REF facilities (treated as sales of tax credits for financial reporting purposes) and a $3 million increase related to higher equity earnings at various projects.

Production tax credits increased by $4 million in the first quarter of 2013 due primarily to tax credits earned from REF projects.

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

We expect reduced production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2013. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We have four biomass-fired power generation facilities in operation, and we are converting an additional facility to be placed in service in 2013. Our on-

site energy services will continue to be delivered in accordance with the terms of long-term contracts. We will begin construction on a new natural gas-fired cogeneration project during the year which will be completed in 2014. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.

ENERGY TRADING

Energy Trading focuses on physical and financial power, natural gas and coal marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage, and generating capacity positions. Energy Trading also provides natural gas, power and related services, and the supply or purchase of renewable energy credits to various customers which may include the management of associated storage and transportation contracts on the customers’ behalf.

Energy Trading results are discussed below:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Operating Revenues	$393	$261
Fuel, Purchased Power and Gas	357	246
Gross Margin	36	15
Operation and Maintenance	21	16
Taxes Other Than Income	2	1
Operating Income (Loss)	13	(2)
Other (Income) and Deductions	2	2
Income Tax Expense (Benefit)	4	(2)
Net Income (Loss) Attributable to DTE Energy Company	$7	$(2)

Gross margin increased $21 million in the first quarter of 2013. The overall increase in gross margin for the first quarter of 2013 was primarily due to favorable economic performance in our power full requirements strategy due to the absence of the unseasonably mild temperatures that negatively impacted loads during 2012, and unrealized gains in our natural gas structured strategy. The first quarter 2013 increase represents a $1 million decrease in realized margins and a $22 million increase in unrealized margins. The $1 million decrease in realized margins is due to $16 million of unfavorable results, primarily in our natural gas and power trading strategies. This was offset by $15 million of favorable results, primarily in our power full requirements and natural gas structured strategies. The $22 million increase in unrealized margins is primarily due to favorable results in our power full requirements strategies due to timing related gains, natural gas structured and power origination strategies.

Operation and maintenance expense increased $5 million in the first quarter of 2013. This increase was primarily due to higher incentive costs due to favorable economic performance.

Outlook - In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility or lack thereof in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

The Energy Trading portfolio includes financial instruments, physical commodity contracts and natural gas inventory, as well as contracted natural gas pipeline transportation and storage, and generation capacity positions. Energy Trading also provides natural gas, power and related services, which may include the management of associated storage and transportation contracts on the customers' behalf under FERC Asset Management Arrangements, and the supply or purchase of renewable energy credits to various customers. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, we will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Our strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

See Notes 3 and 4 of Notes to Consolidated Financial Statements.

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net loss of $13 million in the first quarter of 2013 was an improvement of $2 million from the $15 million net loss in the first quarter of 2012.

DISCONTINUED OPERATIONS

Unconventional Gas Production

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. See Note 5 of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and natural gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2013, we expect that cash from operations will be approximately $1.8 billion. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2013 of approximately $2.2 billion. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Three Months Ended March 31,
	2013	2012
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$235	$158
Depreciation, depletion and amortization	259	232
Deferred income taxes	65	58
Asset (gains) and losses, reserves and impairments, net	(6)	(19)
Working capital and other	44	191
	597	620
Investing activities:
Plant and equipment expenditures — utility	(309)	(331)
Plant and equipment expenditures — non-utility	(73)	(61)
Proceeds from sale of assets	4	11
Other	46	38
	(332)	(343)
Financing activities:
Issuance of long-term debt	372	—
Redemption of long-term debt	(141)	(86)
Short-term borrowings, net	(240)	(106)
Issuance of common stock	10	10
Dividends on common stock	(107)	(99)
Other	(6)	(7)
	(112)	(288)
Net Increase (Decrease) in Cash and Cash Equivalents	$153	$(11)

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the three months ended March 31, 2013 was $23 million lower than the comparable 2012 period. The operating cash flow comparison primarily reflects lower cash generated from working capital items, partially offset by higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and asset (gains) and losses, reserves and impairments, net).

Cash from Investing Activities

Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures. In any given year, we will look to realize cash from under-performing or non-strategic assets or matured fully valued assets.

Capital spending within the utility business is primarily to maintain and improve our electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.

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

Net cash used for investing activities was lower by $11 million in 2013 due primarily to decreased capital expenditures by our utility businesses.

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

Net cash used for financing activities was lower by $176 million in 2013 due primarily to repayment of short term borrowings and redemption of long term debt, partially offset by the issuance of long-term debt.

Outlook

We expect cash flow from operations to increase over the long-term primarily as a result of growth from our utilities and non-utility businesses. We expect growth in our utilities to be driven primarily by capital spending to maintain and improve our electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Our non-utility growth is expected from additional investments primarily in our Gas Storage and Pipelines and Power and Industrial Projects segments.

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

DTE Energy has approximately $2.0 billion of available liquidity at March 31, 2013, consisting of cash and amounts available under unsecured revolving credit agreements.

We expect to issue equity of approximately $300 million in 2013 through our dividend reinvestment plan and pension and other employee benefit plans.

In March 2013, the Company contributed $100 million to its pension plans, including a contribution of DTE Energy common stock of $50 million. At the discretion of management, and depending upon financial market condition, the Company may make up to an additional $215 million contribution to its pension plans in 2013. In January 2013, the Company contributed $145 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its VEBA trusts in 2013.

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. As of March 31, 2013, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date was approximately $306 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity. In addition, the Company maintains adequate credit facilities to meet this obligation should such an occurrence arise.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 7, 8, 10, 11 and 13 of the Notes to Consolidated Financial Statements.

FAIR VALUE

Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts we typically classify as derivative instruments include power, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items we do not generally account for as derivatives include natural gas inventory, pipeline transportation, renewable energy credits and storage assets. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

The tables below do not include the expected earnings impact of non-derivative natural gas storage, transportation, certain power contracts and renewable energy credits which are subject to accrual accounting. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in DTE Energy’s reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.

The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year).

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

The following tables provide details on changes in our MTM net asset (or liability) position for the three months ended March 31, 2013:

Total
(In millions)
MTM at December 31, 2012	$(4)
Reclassify to realized upon settlement	(105)
Changes in fair value recorded to income	25
Amounts recorded to unrealized income	(80)
Changes in fair value recorded in regulatory liabilities	1
Change in collateral held by (for) others	51
Option premiums paid and other	10
MTM at March 31, 2013	$(22)

The table below shows the maturity of our MTM positions:

Source of Fair Value	2013	2014	2015	2016 and Beyond	Total Fair Value
	(In millions)
Level 1	$(59)	$4	$(6)	$—	$(61)
Level 2	12	7	8	1	28
Level 3	(44)	3	1	(1)	(41)
MTM before collateral adjustments	$(91)	$14	$3	$—	(74)
Collateral adjustments					52
MTM at March 31, 2013					$(22)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk

DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.

The Electric and Gas business segments have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales revenue and uncollectible expenses at the Gas segment. Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

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

Credit Risk

Bankruptcies

The Company purchases and sells electricity, natural gas, coal, coke and other energy products from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss. The final resolution of these matters may have a material effect on the consolidated financial statements.

Other

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of March 31, 2013:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$90	$—	$90
BBB+ and BBB	202	—	202
BBB−	90	—	90
Total Investment Grade	382	—	382
Non-investment grade (b)	1	—	1
Internally Rated — investment grade (c)	156	(2)	154
Internally Rated — non-investment grade (d)	28	—	28
Total	$567	$(2)	$565
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 33 percent of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than one percent of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 21 percent of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately three percent of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt and preferred securities. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2013, we had a floating rate debt-to-total debt ratio of approximately 4 percent (excluding securitized debt).

Foreign Currency Exchange Risk

We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through July 2016.

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2013 and 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2013 and 2012:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of March 31,		As of March 31,
Activity	2013	2012	2013	2012	Change in the Fair Value of
	(In millions)
Coal contracts	$—	$(2)	$—	$3	Commodity contracts
Natural gas contracts	$(6)	$(11)	$8	$12	Commodity contracts
Power contracts	$(5)	$(4)	$5	$3	Commodity contracts
Interest rate risk	$(270)	$(256)	$285	$272	Long-term debt
Foreign currency exchange risk	$—	$(1)	$—	$1	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In July 2009, DTE Energy received a Notice of Violation/Finding of Violation (NOV/FOV) from the EPA alleging, among other things, that five DTE Electric's power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral arguments at the Court of Appeals were held on November 27, 2012. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court on a single issue related to a procedural component of the New Source Review permitting program.

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

On March 13, 2013, The Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. DTE Energy and DTE Electric cannot predict the financial impact of this issue, or the timing of its resolution.

In December 2012, the Company received a notice from the Wisconsin Department of Natural Resources (WDNR) alleging violations of its air pollution control permit and state air pollution control laws at its biomass power generation facility in Wisconsin. The Company is in the process of negotiating a settlement of the alleged violations with the WDNR. At this time, the Company cannot predict the financial impact of this issue or the timing of its resolution.

For additional discussion on legal matters, see Notes 7 and 12 of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There are various risks associated with the operations of DTE Energy's utility and non-utility businesses. To provide a framework to understand the operating environment of DTE Energy, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2012 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future. In addition to the risk factors set forth in our 10-K, the following updated risk could affect our performance.

A work interruption may adversely affect us. Unions represent approximately 4,900 of our employees. Our contracts with several bargaining units for the majority of our represented employees were due to expire in June and October 2013. Early negotiations resulted in new contracts that became effective March 23, 2013. The new contracts will expire on June 5, 2017 for the DTE Electric bargaining units and on October 9, 2017 for the DTE Gas bargaining units. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2013, the Company contributed $50 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 750,075 shares valued at $66.66 per share, the closing market price of DTE Energy common stock on that date in accordance with fair value measurement and accounting requirements. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2013:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2013 — 01/31/2013	—	$—	—	—	—
02/01/2013 — 02/28/2013	67,011	65.34	—	—	—
03/01/2013 — 03/31/2013	1,164	50.73	—	—	—
Total	68,175		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. Exhibits

(i) Exhibits filed herewith:

10-82	First Amendment to the DTE Energy Company Supplemental Retirement Plan dated March 19, 2013.

10-83	Second Amendment to the DTE Energy Company Supplemental Retirement Plan dated March 19, 2013.

12-53	Computation of Ratio of Earnings to Fixed Charges.

31-81	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report.

31-82	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits incorporated herein by reference:
4-280
Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-280 to DTE Electric Form 10-Q for the quarter ended March 31, 2013). (2013 Series A)

10-84
Form of Second Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 5, 2013, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to Form 8-K filed on April 9, 2013).

10-85
Form of Second Amended and Restated DTE Gas Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 5, 2013, by and among DTE Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A., and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.02 to Form 8-K filed on April 9, 2013).

10-86
Form of Second Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 5, 2013, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's and DTE Electric Company's Form 8-K filed on April 9, 2013).

(iii) Exhibits furnished herewith:
32-81	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report.

32-82	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)
Date: April 26, 2013