Form 10-Q
period 2013-06-30
DTE ENERGY CO
filed 2013-07-26
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
At June 30, 2013, 174,960,000 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2013

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

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Operating Revenues	$2,225	$2,013	$4,741	$4,252
Operating Expenses
Fuel, purchased power and gas	940	697	1,964	1,586
Operation and maintenance	705	703	1,440	1,424
Depreciation, depletion and amortization	268	244	527	471
Taxes other than income	84	79	178	174
Asset (gains) and losses, reserves and impairments, net	5	(4)	(1)	(9)
	2,002	1,719	4,108	3,646
Operating Income	223	294	633	606
Other (Income) and Deductions
Interest expense	112	109	221	222
Interest income	(3)	(3)	(5)	(5)
Other income	(46)	(41)	(90)	(78)
Other expenses	9	11	16	18
	72	76	142	157
Income Before Income Taxes	151	218	491	449
Income Tax Expense	44	70	149	143
Income from Continuing Operations	107	148	342	306
Loss from Discontinued Operations, net of tax	—	(1)	—	(1)
Net Income	107	147	342	305
Less: Net Income Attributable to Noncontrolling Interest	2	1	3	3
Net Income Attributable to DTE Energy Company	$105	$146	$339	$302

Basic Earnings per Common Share
Income from continuing operations	$0.60	$0.87	$1.94	$1.78
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Total	$0.60	$0.86	$1.94	$1.77

Diluted Earnings per Common Share
Income from continuing operations	$0.60	$0.87	$1.94	$1.78
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Total	$0.60	$0.86	$1.94	$1.77

Weighted Average Common Shares Outstanding
Basic	174	170	174	170
Diluted	175	171	174	171
Dividends Declared per Common Share	$0.66	$0.59	$1.28	$1.18

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net income	$107	$147	$342	$305
Other comprehensive income (loss), net of tax:
Benefit obligations:
Benefit obligations, net of taxes of $1, $1, $2 and $3, respectively	2	3	5	6
	2	3	5	6
Net unrealized gains on investments:
Gains during the period, net of taxes of $—, $—, $— and $—	—	—	—	1
	—	—	—	1
Foreign currency translation, net of taxes of $(1), $—, $(1) and $—	(1)	(1)	(2)	—
Other comprehensive income	1	2	3	7
Comprehensive income	108	149	345	312
Less comprehensive income attributable to noncontrolling interests	2	1	3	3
Comprehensive income attributable to DTE Energy Company	$106	$148	$342	$309

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$46	$65
Restricted cash, principally Securitization	112	122
Accounts receivable (less allowance for doubtful accounts of $63 and $62, respectively)
Customer	1,314	1,336
Other	102	126
Inventories
Fuel and gas	378	527
Materials and supplies	249	234
Deferred income taxes	—	21
Derivative assets	90	108
Regulatory assets	90	182
Other	115	194
	2,496	2,915
Investments
Nuclear decommissioning trust funds	1,080	1,037
Other	574	554
	1,654	1,591
Property
Property, plant and equipment	24,356	23,631
Less accumulated depreciation, depletion and amortization	(9,166)	(8,947)
	15,190	14,684
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,790	4,235
Securitized regulatory assets	326	413
Intangible assets	138	135
Notes receivable	106	112
Derivative assets	27	39
Other	199	197
	6,604	7,149
Total Assets	$25,944	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$808	$848
Accrued interest	97	93
Dividends payable	229	107
Short-term borrowings	216	240
Current portion long-term debt, including capital leases	879	817
Derivative liabilities	90	125
Gas inventory equalization	73	—
Other	570	538
	2,962	2,768
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,116	6,220
Securitization bonds	201	302
Junior subordinated debentures	480	480
Capital lease obligations	9	12
	6,806	7,014
Other Liabilities
Deferred income taxes	3,280	3,191
Regulatory liabilities	954	1,031
Asset retirement obligations	1,784	1,719
Unamortized investment tax credit	51	56
Derivative liabilities	16	26
Accrued pension liability	1,355	1,498
Accrued postretirement liability	702	1,160
Nuclear decommissioning	164	159
Other	283	306
	8,589	9,146
Commitments and Contingencies (Notes 7 and 12)
Equity
Common stock, without par value, 400,000,000 shares authorized, 174,960,000 and 172,351,680 shares issued and outstanding, respectively	3,762	3,587
Retained earnings	3,945	3,944
Accumulated other comprehensive loss	(155)	(158)
Total DTE Energy Company Equity	7,552	7,373
Noncontrolling interests	35	38
Total Equity	7,587	7,411
Total Liabilities and Equity	$25,944	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In millions)
Operating Activities
Net income	$342	$305
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	527	482
Deferred income taxes	123	81
Asset (gains) and losses, reserves and impairments, net	—	(7)
Changes in assets and liabilities, exclusive of changes shown separately (Note 15)	275	300
Net cash from operating activities	1,267	1,161
Investing Activities
Plant and equipment expenditures — utility	(708)	(708)
Plant and equipment expenditures — non-utility	(197)	(131)
Proceeds from sale of assets	15	15
Restricted cash for debt redemption, principally Securitization	10	15
Proceeds from sale of nuclear decommissioning trust fund assets	27	36
Investment in nuclear decommissioning trust funds	(35)	(44)
Other	(23)	(15)
Net cash used for investing activities	(911)	(832)
Financing Activities
Issuance of long-term debt	371	496
Redemption of long-term debt	(515)	(140)
Short-term borrowings, net	(24)	(380)
Issuance of common stock	19	20
Dividends on common stock	(215)	(199)
Other	(11)	(9)
Net cash used for financing activities	(375)	(212)
Net Increase (Decrease) in Cash and Cash Equivalents	(19)	117
Cash and Cash Equivalents at Beginning of Period	65	68
Cash and Cash Equivalents at End of Period	$46	$185

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	172,352	$3,587	$3,944	$(158)	$38	$7,411
Net income	—	—	339	—	3	342
Dividends declared on common stock	—	—	(338)	—	—	(338)
Issuance of common stock	296	19	—	—	—	19
Contribution of common stock to pension plan	1,504	100	—	—	—	100
Foreign currency translation, net of tax	—	—	—	(2)	—	(2)
Benefit obligations, net of tax	—	—	—	5	—	5
Stock-based compensation, distributions to noncontrolling interests and other	808	56	—	—	(6)	50
Balance, June 30, 2013	174,960	$3,762	$3,945	$(155)	$35	$7,587

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Legal entities within the Company's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs and consolidated when the Company is the primary beneficiary. In addition, we have interests in certain VIEs that we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items for consolidated VIEs as of June 30, 2013 and December 31, 2012. All amounts included in the tables are considered restricted given they are either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	June 30, 2013			December 31, 2012
	Securitization	Other	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$8	$8	$—	$10	$10
Restricted cash	90	6	96	102	7	109
Accounts receivable	39	16	55	34	7	41
Inventories	—	91	91	—	141	141
Other current assets	—	1	1	—	1	1
Property, plant and equipment	—	103	103	—	93	93
Securitized regulatory assets	326	—	326	413	—	413
Other assets	6	9	15	7	11	18
	$461	$234	$695	$556	$270	$826

LIABILITIES
Accounts payable and accrued current liabilities	$9	$33	$42	$11	$14	$25
Current portion long-term debt, including capital leases	189	8	197	177	8	185
Current regulatory liabilities	45	—	45	50	—	50
Other current liabilities	—	3	3	—	4	4
Mortgage bonds, notes and other	—	23	23	—	25	25
Securitization bonds	201	—	201	302	—	302
Capital lease obligations	—	8	8	—	11	11
Other long-term liabilities	8	2	10	7	2	9
	$452	$77	$529	$547	$64	$611

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for non-consolidated VIEs as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In millions)
Other investments	$136	$130
Notes receivable	6	6

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three and six months ended June 30, 2013 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available-for-sale securities and the Company’s interest in other comprehensive income of equity investees, which comprise the net unrealized gains and losses on investments, changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Three Months Ended June 30, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, March 31, 2013	$(4)	$(8)	$(145)	$1	$(156)
Other comprehensive income before reclassifications	—	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2
Net current-period other comprehensive income	—	—	2	(1)	1
Ending balance, June 30, 2013	$(4)	$(8)	$(143)	$—	$(155)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Six Months Ended June 30, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, December 31, 2012	$(4)	$(8)	$(148)	$2	$(158)
Other comprehensive income before reclassifications	—	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	—	—	5	—	5
Net current-period other comprehensive income	—	—	5	(2)	3
Ending balance, June 30, 2013	$(4)	$(8)	$(143)	$—	$(155)
______________________________________

(a)	All amounts are net of tax.

(b)	The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 13).

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	June 30,	December 31,
	2013	2012
	(In millions)
Emission allowances	$4	$6
Renewable energy credits	47	44
Contract intangible assets	141	139
	192	189
Less accumulated amortization	40	34
Intangible assets, net	152	155
Less current intangible assets	14	20
	$138	$135

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 28 years.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended June 30, 2013 was 29 percent as compared to 32 percent for the three months ended June 30, 2012. The Company's effective tax rate from continuing operations for the six months ended June 30, 2013 was 30 percent as compared to 32 percent for the six months ended June 30, 2012. The decrease in the effective tax rate in 2013 is due primarily to higher production tax credits.

The Company had $3 million of unrecognized tax benefits at June 30, 2013, that, if recognized, would favorably impact its effective tax rate. The Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $1 million in the next twelve months.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Company classifies fair value balances based on the fair value hierarchy defined as follows:

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013					December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$—	$112	$—	$—	$112	$—	$123	$—	$—	$123
Nuclear decommissioning trusts	749	331	—	—	1,080	694	343	—	—	1,037
Other investments (c) (d)	72	47	—	—	119	66	44	—	—	110
Derivative assets:
Commodity Contracts:
Natural Gas	365	107	32	(490)	14	555	66	24	(605)	40
Electricity	—	219	98	(220)	97	—	226	134	(258)	102
Other	45	8	2	(49)	6	6	3	2	(6)	5
Total derivative assets	410	334	132	(759)	117	561	295	160	(869)	147
Total	$1,231	$824	$132	$(759)	$1,428	$1,321	$805	$160	$(869)	$1,417

Liabilities:
Derivative liabilities:
Foreign currency exchange contracts	$—	$(1)	$—	$—	$(1)	$—	$—	$—	$—	$—
Interest rate contracts	—	—	—	—	—	—	(1)	—	—	(1)
Commodity Contracts:
Natural Gas	(362)	(86)	(62)	469	(41)	(526)	(73)	(62)	605	(56)
Electricity	—	(221)	(86)	247	(60)	—	(240)	(111)	258	(93)
Other	(47)	(5)	—	48	(4)	(6)	(1)	—	6	(1)
Total derivative liabilities	(409)	(313)	(148)	764	(106)	(532)	(315)	(173)	869	(151)
Total	$(409)	$(313)	$(148)	$764	$(106)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$822	$511	$(16)	$5	$1,322	$789	$490	$(13)	$—	$1,266
Assets:
Current	$379	$389	$101	$(667)	$202	$493	$372	$120	$(754)	$231
Noncurrent (e)	852	435	31	(92)	1,226	828	433	40	(115)	1,186
Total Assets	$1,231	$824	$132	$(759)	$1,428	$1,321	$805	$160	$(869)	$1,417
Liabilities:
Current	$(368)	$(263)	$(119)	$660	$(90)	$(466)	$(269)	$(144)	$754	$(125)
Noncurrent	(41)	(50)	(29)	104	(16)	(66)	(46)	(29)	115	(26)
Total Liabilities	$(409)	$(313)	$(148)	$764	$(106)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$822	$511	$(16)	$5	$1,322	$789	$490	$(13)	$—	$1,266
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At June 30, 2013, available-for-sale securities of $112 million included $96 million and $16 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2012, available-for-sale securities of $123 million, included $109 million and $14 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Available-for-sale equity securities of $6 million at June 30, 2013 and $5 million at December 31, 2012, are included in Other investments on the Consolidated Statements of Financial Position.

(e)
Includes $119 million and $110 million at June 30, 2013 and December 31, 2012, respectively, of Other investments that are included in the Consolidated Statements of Financial Position in Other investments.

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

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(34)	$(9)	$2	$(41)	$6	$25	$6	$37
Transfers into Level 3	—	—	—	—	1	—	—	1
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(2)	18	(1)	15	(1)	56	(3)	52
Recorded in regulatory assets/liabilities	—	—	3	3	—	—	4	4
Purchases, issuances and settlements:
Settlements	6	3	(2)	7	(4)	(31)	(2)	(37)
Net Assets (Liabilities) as of June 30	$(30)	$12	$2	$(16)	$2	$50	$5	$57
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(1)	$33	$(1)	$31	$(2)	$38	$(3)	$33

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(38)	$23	$2	$(13)	$6	$32	$6	$44
Transfers into Level 3	—	—	—	—	1	28	—	29
Transfers out of Level 3	(2)	—	—	(2)	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(10)	26	(1)	15	6	41	(2)	45
Recorded in regulatory assets/liabilities	—	—	4	4	—	—	5	5
Purchases, issuances and settlements:
Purchases	—	1	—	1	—	—	—	—
Settlements	20	(38)	(3)	(21)	(9)	(51)	(4)	(64)
Net Assets (Liabilities) as of June 30	$(30)	$12	$2	$(16)	$2	$50	$5	$57
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(6)	$27	$(1)	$20	$4	$38	$(2)	$40

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	—	—	N/A	—
Transfers into Level 3 from	—	—	N/A	—	1	N/A

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	2	—	N/A	2
Transfers into Level 3 from	—	—	N/A	—	29	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of June 30, 2013:

	June 30, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$32	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.63)	—	$0.54	/MMBtu	$0.01	/MMBtu
Electricity	$98	$(86)	Discounted Cash Flow	Forward basis price (per MWh)	$(8)	—	$17	/MWh	$3	/MWh

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of December 31, 2012:

	December 31, 2012
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$24	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.63)	—	$1.95	/MMBtu	$0.03	/MMBtu
Electricity	$134	$(111)	Discounted Cash Flow	Forward basis price (per MWh)	$(2)	—	$16	/MWh	$3	/MWh

The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consist of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e. the difference in pricing between two locations) included in the valuation of natural gas and electricity contracts were deemed unobservable.

The inputs listed above would have a direct impact on the fair values of the above security types if they were adjusted. A significant increase (decrease) in the basis price would result in a higher (lower) fair value for long positions, with offsetting impacts to short positions.

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

The following table presents the carrying amount and fair value of financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$36	$—	$—	$36	$39	$—	$—	$39
Dividends payable	229	229	—	—	107	107	—	—
Short-term borrowings	216	—	216	—	240	—	240	—
Long-term debt	7,671	487	6,556	1,008	7,813	507	7,453	933

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	June 30, 2013	December 31, 2012
	(In millions)
Fermi 2	$1,063	$1,021
Fermi 1	3	3
Low level radioactive waste	14	13
Total	$1,080	$1,037

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Realized gains	$11	$8	$19	$14
Realized losses	$(7)	$(7)	$(14)	$(11)
Proceeds from sales of securities	$15	$25	$27	$36

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$679	$161	$631	$122
Debt securities	390	15	399	27
Cash and cash equivalents	11	—	7	—
	$1,080	$176	$1,037	$149

The debt securities at both June 30, 2013 and December 31, 2012 had an average maturity of approximately 6 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $52 million and $44 million of unrealized losses as Regulatory assets at June 30, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three and six months ended June 30, 2013 and June 30, 2012 for Fermi 1.

Other Securities

At June 30, 2013 and December 31, 2012, the securities were comprised primarily of money market and equity securities. During the three and six months ended June 30, 2013 and June 30, 2012, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income into net income for the periods. Gains related to trading securities held at June 30, 2013 and June 30, 2012 were $8 million and $5 million, respectively.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its June 30, 2013 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

The following tables present the fair value of derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	(1)	—	—
Commodity Contracts:
Natural Gas	504	(510)	645	(661)
Electricity	317	(307)	360	(351)
Other	55	(52)	11	(7)
Total derivatives not designated as hedging instruments:	$876	$(870)	$1,016	$(1,019)
Total derivatives:
Current	$757	$(750)	$862	$(879)
Noncurrent	119	(120)	154	(141)
Total derivatives	$876	$(870)	$1,016	$(1,020)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Certain of the Company's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Company offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Company's total assets and liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro rata basis to the extent there is exposure. Any cash collateral remaining, after the exposure is netted to zero, is reflected in accounts receivable and accounts payable as collateral paid or received, respectively.

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $37 million and $63 million at June 30, 2013 and December 31, 2012, respectively, which could be used to offset our net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

For contracts with certain clearing agents the fair value of derivative instruments is netted against realized positions with the net balance reflected as either 1) a derivative asset or liability or 2) an account receivable or payable. Other than certain clearing agents, accounts receivable and accounts payable that are subject to netting arrangements have not been offset against the fair value of derivative assets and liabilities. Certain contracts that have netting arrangements have not been offset in the Consolidated Statements of Financial Position. The impact of netting these derivative instruments and cash collateral related to such contracts is not material. Only the gross amounts for these derivative instruments are included in the table below.

As of June 30, 2013, the total cash collateral posted, net of cash collateral received, was $2 million. As of December 31, 2012, the total cash collateral received, net of cash collateral posted, was $20 million. As of June 30, 2013, derivative assets and derivative liabilities are shown net of cash collateral of $14 million and $19 million, respectively. There was no cash collateral related to unrealized positions to net against derivative assets and liabilities as of December 31, 2012. The Company recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of June 30, 2013. The Company recorded cash collateral paid of $4 million and cash collateral received of $24 million not related to unrealized derivative positions as of December 31, 2012. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

The following table presents the netting offsets of derivative assets and liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$504	$(490)	$14	$645	$(605)	$40
Electricity	317	(220)	97	360	(258)	102
Other	55	(49)	6	11	(6)	5
Total derivative assets	$876	$(759)	$117	$1,016	$(869)	$147

Derivative liabilities:
Foreign currency exchange contracts	$(1)	$—	$(1)	$—	$—	$—
Interest rate contracts	—	—	—	(1)	—	(1)
Commodity Contracts:
Natural Gas	(510)	469	(41)	(661)	605	(56)
Electricity	(307)	247	(60)	(351)	258	(93)
Other	(52)	48	(4)	(7)	6	(1)
Total derivative liabilities	$(870)	$764	$(106)	$(1,020)	$869	$(151)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of derivative assets and liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$757	$119	$(750)	$(120)	$862	$154	$(879)	$(141)
Counterparty netting	(653)	(92)	653	92	(754)	(115)	754	115
Collateral adjustment	(14)	—	7	12	—	—	—	—
Total derivatives as reported	$90	$27	$(90)	$(16)	$108	$39	$(125)	$(26)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments		2013	2012	2013	2012
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$(1)	$1	$(1)	$1
Commodity Contracts:
Natural Gas	Operating Revenue	46	1	36	3
Natural Gas	Fuel, purchased power and gas	(46)	5	(32)	(5)
Electricity	Operating Revenue	10	37	30	35
Other	Operating Revenue	(1)	3	—	11
Total		$8	$47	$33	$45

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

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million and $4 million in unrealized gains related to FTRs recognized in Regulatory liabilities for the three and six months ended June 30, 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of June 30, 2013:

Commodity	Number of Units
Natural Gas (MMBtu)	574,820,998
Electricity (MWh)	64,291,746
Foreign Currency Exchange ($ CAD)	34,772,009
FTR (MWh)	16,224,782

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2013, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $313 million.

NOTE 5 — DISCONTINUED OPERATIONS

Sale of Unconventional Gas Production Business

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. The activity of the discontinued business for the three and six months ended June 30, 2012 is shown below. The amounts exclude general corporate overhead costs, and the related tax effects, and no portion of corporate interest costs were allocated to discontinued operations.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In millions)
Operating Revenues	$12	$22

Operation and Maintenance	5	10
Depreciation, Depletion and Amortization	6	11
Taxes Other Than Income	1	1
Operating Income	—	—
Other (Income) and Deductions	2	3
Income Tax Benefit	(1)	(2)
Net Income Attributable to DTE Energy Company	$(1)	$(1)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the six months ended June 30, 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,719
Accretion	52
Revision in estimated cash flows	13
Asset retirement obligations at June 30, 2013	$1,784

NOTE 7 — REGULATORY MATTERS

Energy Optimization (EO) Plans

In May 2013, DTE Electric and DTE Gas filed separate applications for approval of their respective reconciliations of their 2012 EO plan expenses. DTE Electric's EO reconciliation includes a cumulative $26 million net over-recovery and DTE Gas's EO reconciliation includes a cumulative $7 million net over-recovery for their 2012 EO plans. DTE Electric and DTE Gas proposed that the calculated over-recoveries for 2012 be carried forward into 2013 and used as beginning balances for the 2013 reconciliations. In July 2013, DTE Electric and DTE Gas filed separate applications with the MPSC for the biennial review of their EO plans.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Renewable Energy Plan (REP)

In June 2013, DTE Electric filed an application for the biennial review and approval of its amended REP with the MPSC requesting authority to reduce its annual surcharge revenue recovery from approximately $100 million to $15 million. The proposed level is appropriate to continue to properly implement DTE Electric's 20-year REP, designed to deliver cleaner, renewable electric generation to its customers, to further diversify DTE Electric's and the State of Michigan's sources of electric supply, and to address the state and national goals of increasing energy independence.

Transition of the City of Detroit's Public Lighting Department's (PLD) Customers to DTE Electric's Distribution System

Accounting Authority

On June 28, 2013, DTE Electric filed an application for accounting authority to defer certain costs associated with the transition of the City of Detroit's PLD customers to the DTE Electric distribution system over a five to seven year system conversion period. The Company requested authority to defer as a regulatory asset, all net incremental revenue requirement associated with the transition. The net incremental revenue requirement includes costs to install meters and attach customers; system and customer facility upgrades and repairs; and the difference between DTE Electric's tariff rates and any transitional rates approved in the future. On July 11, 2013, the MPSC approved DTE Electric's request to defer, for accounting purposes, the net incremental revenue requirement.
The approval excludes the request to defer the difference between DTE Electric's tariff rates and any transitional rates that might be approved by the MPSC in the future. The MPSC will address proposed rates and recovery matters in a future contested proceeding. As the accounting order did not provide a regulatory recovery mechanism, the regulatory asset will not be recognized until a regulatory recovery mechanism is put into place and the recovery of the regulatory asset becomes probable.
Transitional Reconciliation Mechanism (TRM)
On July 19, 2013, DTE Electric filed its TRM application proposing a transitional tariff option for certain former PLD customers and a modified line extension provision. The application also proposes a recovery mechanism for the deferred incremental revenue requirement described above. The application further discusses that DTE Electric will be requesting recovery, in subsequent PSCR cases, of PLD transmission delivery service costs incurred while DTE Electric is temporarily relying upon PLD to operate and maintain PLD's system during the system conversion period. If the MPSC determines that the transmission costs are not recoverable in the PSCR, the Company requested recovery as part of the TRM.
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

2010 PSCR Year — In March 2011, DTE Electric filed the 2010 PSCR reconciliation calculating a net under-recovery of $52.6 million that includes an over-recovery of $15.6 million for the 2009 PSCR year. In addition, the 2010 PSCR reconciliation includes an under-recovery of $7.1 million for the reconciliation of the 2007-2008 Pension Equalization Mechanism, and an over-refund of $3.8 million for the 2011 refund of the self-implemented rate increase related to the 2009 electric rate case filing. On April 25, 2013, the MPSC approved the 2010 PSCR net under-recovery of $52.6 million and the recovery of this amount as part of the 2011 PSCR reconciliation. The order also approved DTE Electric's Pension Equalization Mechanism reconciliation and authorized a one month surcharge in June 2013 and approved the recovery of the over-refund of the self-implemented rate increase related to the 2009 electric rate case filing as part of the 2011 PSCR reconciliation.

2012 Plan Year — In September 2011, DTE Energy filed its 2012 PSCR plan case seeking approval of a levelized PSCR factor of 4.18 mills/kWh above the amount included in base rates for all PSCR customers. The filing supports a total power supply expense forecast of $1.4 billion. The plan also includes approximately $158 million for the recovery of its projected 2011 PSCR under-recovery. On June 28, 2013, the MPSC approved DTE Energy's 2012 PSCR plan.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas Revenue Decoupling Mechanism (RDM)

In May 2013, DTE Gas filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2012 through October 31, 2012. DTE Gas's RDM application proposed the recovery of a net under-recovery of approximately $5.2 million.

DTE Gas Depreciation Filing

In compliance with an MPSC order, DTE Gas filed a depreciation case in June 2012. On May 15, 2013, the MPSC approved a settlement agreement increasing DTE Gas's composite depreciation rates from 2.29% to 2.51%, effective on the same date as the MPSC-approved rates are effective in DTE Gas's next general rate case. The Company cannot predict when DTE Gas will file its next rate case.

NOTE 8 — COMMON STOCK

Common Stock

On March 12, 2013, the Company contributed $50 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 750,075 shares valued at $66.66 per share. On June 12, 2013, the Company contributed $50 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 753,579 shares valued at $66.35 per share. The shares for both contributions were valued at the closing market price of DTE Energy common stock on the contribution dates in accordance with fair value measurement and accounting requirements.

NOTE 9 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three months and six months ended June 30:

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$105	$146	$339	$302
Average number of common shares outstanding	174	170	174	170
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$114	$100	$222	$200
Dividends declared — net restricted shares	1	1	—	1
Total distributed earnings	$115	$101	$222	$201
Net income less distributed earnings	$(10)	$45	$117	$101
Distributed (dividends per common share)	$0.66	$0.59	$1.28	$1.18
Undistributed	(0.06)	0.27	0.66	0.59
Total Basic Earnings per Common Share	$0.60	$0.86	$1.94	$1.77
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$105	$146	$339	$302
Average number of common shares outstanding	175	170	174	170
Average incremental shares from assumed exercise of options	—	1	—	1
Common shares for dilutive calculation	175	171	174	171
Weighted average net restricted shares outstanding	1	1	1	1
Dividends declared — common shares	$114	$100	$222	$200
Dividends declared — net restricted shares	1	1	—	1
Total distributed earnings	$115	$101	$222	$201
Net income less distributed earnings	$(10)	$45	$117	$101
Distributed (dividends per common share)	$0.66	$0.59	$1.28	$1.18
Undistributed	(0.06)	0.27	0.66	0.59
Total Diluted Earnings per Common Share	$0.60	$0.86	$1.94	$1.77

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT

Debt Issuance

In 2013, the Company issued the following long-term debt:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	4.00%	2043	$375
					$375
_______________________________________

(a)	Proceeds were used for the early redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

Debt Redemptions

In 2013, the following debt was redeemed:

	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.42%	2013	$88
DTE Electric	March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
DTE Electric	April	Other Long-Term Debt	Various	2013	13
DTE Energy	Various	Other Long-Term Debt	Various	2013	3
DTE Gas	April	Senior Notes	5.26%	2013	60
DTE Energy	June	Senior Notes	Variable	2013	300
					$515
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

NOTE 11 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS

DTE Energy and its wholly owned subsidiaries, DTE Electric and DTE Gas, have unsecured revolving credit agreements with a syndicate of 19 banks that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. No one bank provides more than 8.7% of the commitment in any facility. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2013, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas are 0.48 to 1, 0.53 to 1 and 0.44 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at June 30, 2013 is shown in the following table:

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in May 2014	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
Total credit facilities at June 30, 2013	1,375	300	300	1,975
Amounts outstanding at June 30, 2013:
Commercial paper issuances	101	96	19	216
Letters of credit	184	—	—	184
	285	96	19	400
Net availability at June 30, 2013	$1,090	$204	$281	$1,575

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $38 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At June 30, 2013, a $40 million letter of credit was in place, raising the capacity under this facility to $140 million. The $40 million letter of credit is included in the table above. The amount outstanding under this agreement was $64 million and $65 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $335 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is not expected before 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements.

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

On March 13, 2013, The Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin the Company from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On June 27, 2013, the EPA announced an agreement to extend the deadline for issuance of the final rule until November 4, 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric is in the process of reviewing the proposal and will provide comments to the EPA within the allotted time. However, it is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2013 and December 31, 2012, the Company had $9 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued amount is remote based on current knowledge of the conditions at each site.

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

The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas segment recognizes a liability and corresponding Regulatory asset for estimated investigation and remediation costs at former MGP sites. As of June 30, 2013 and December 31, 2012, the Company had $30 million and $29 million accrued for remediation, respectively.

Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred and the cost deferral and rate recovery mechanism for Citizens Fuel Gas approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

Non-utility

The Company’s non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.

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

The Company believes that its non-utility businesses are substantially in compliance with all environmental requirements, other than as noted above.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. DTE Electric is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and anticipates initial offload from the spent fuel pool in 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and currently no claims submitted have been denied. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at June 30, 2013 is approximately $1.2 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at June 30, 2013 is approximately $103 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $61 million at June 30, 2013. Payment under these guarantees is considered remote.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2013, the Company had approximately $41 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Labor Contracts

Our contracts with several bargaining units for the majority of our represented employees were due to expire in June and October 2013. Early negotiations resulted in new contracts that became effective March 23, 2013. The new contracts will expire in June and October 2017.

Purchase Commitments

As of June 30, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments and energy trading contracts. The Company estimates that these commitments will be approximately $4.4 billion from 2013 through 2052.

The Company also estimates that 2013 capital expenditures will be approximately $2.2 billion. The Company has made certain commitments in connection with expected capital expenditures.

Bankruptcies

The Company purchases and sells electricity, natural gas, coal, coke and other energy products from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss.

The Company's utilities provide services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. Based on average monthly revenues and typical billing and payment cycles, the Company estimates that it has pre-petition accounts receivable of approximately $18 million. Detroit has been paying amounts owed in a timely manner and its account is substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension		Other Postretirement
	Benefits		Benefits
	2013	2012	2013	2012
Three Months Ended June 30	(In millions)
Service cost	$25	$20	$12	$18
Interest cost	47	51	21	31
Expected return on plan assets	(66)	(61)	(27)	(23)
Amortization of:
Net actuarial loss	50	43	15	20
Prior service credit	—	—	(36)	(7)
Net periodic benefit cost	$56	$53	$(15)	$39

	Pension		Other Postretirement
	Benefits		Benefits
	2013	2012	2013	2012
Six Months Ended June 30	(In millions)
Service cost	$49	$41	$28	$36
Interest cost	95	102	45	61
Expected return on plan assets	(133)	(122)	(54)	(46)
Amortization of:
Net actuarial loss	101	85	32	39
Prior service credit	—	—	(59)	(14)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost	$112	$108	$(8)	$77

Pension and Other Postretirement Contributions

During the first six months of 2013, the Company contributed $150 million to its pension plans, including a contribution of DTE Energy common stock of $100 million. See Note 8. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $125 million contribution to its pension plans in 2013.

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
Based on the impact of such benefit cost savings on the financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. As a result of the re-measurement, the accumulated postretirement benefit obligation (ABPO) was reduced by $258 million. The Company's Accrued postretirement benefit liability at March 31, 2013 was $721 million as compared to $1.2 billion at December 31, 2012, a reduction of $439 million.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The reduction reflects the impact of the re-measurement of the plan, January 2013 plan contributions and recognition of first quarter 2013 postretirement benefit costs and benefit payments.
Beginning April 2013, net postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts. As a result of the re-measurement, fiscal year 2013 postretirement benefit costs are expected to decrease by approximately $69 million to an annual net benefit of approximately $40 million.

NOTE 14 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Stock-based compensation expense	$35	$23	$63	$40
Tax benefit	14	9	25	15
Stock-based compensation cost capitalized in property, plant and equipment	2	1	4	2

Stock Options

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2012	1,192,670	$41.86
Exercised	(370,959)	$40.53
Forfeited or expired	(10,370)	$41.46
Options outstanding at June 30, 2013	811,341	$42.48	$22
Options exercisable at June 30, 2013	811,341	$42.48	$22

As of June 30, 2013, the weighted average remaining contractual life for the exercisable shares is 4.36 years. During the six months ended June 30, 2013, 200,844 options vested. As of June 30, 2013, all options were vested.

The intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was $10 million and $17 million, respectively. No option expense was recognized for the six months ended June 30, 2013 and $0.5 million of option expense was recognized for the six months ended June 30, 2012.

The Company includes both historical and implied share-price volatility in option volatility. Implied volatility is derived from exchange traded options on DTE Energy common stock. The Company’s expected option life estimate is based on historical data.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the six months ended June 30, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	597,648	$48.33
Grants	118,610	$64.52
Forfeitures	(2,996)	$51.33
Vested and issued	(212,191)	$50.21
Balance at June 30, 2013	501,071	$68.35

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Performance Share Awards

The following table summarizes the Company’s performance share activity for the six months ended June 30, 2013:

Performance Shares
Balance at December 31, 2012	1,634,364
Grants	534,027
Forfeitures	(22,906)
Payouts	(548,624)
Balance at June 30, 2013	1,596,861

Unrecognized Compensation Costs

As of June 30, 2013, there was $84 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.41 years.

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

A detailed analysis of the changes in assets and liabilities that are reported in the Consolidated Statements of Cash Flows follows:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Changes in Assets and Liabilities, Exclusive of Changes Shown Separately
Accounts receivable, net	$70	$120
Inventories	133	81
Accrued/prepaid pensions	(42)	6
Accounts payable	(29)	(4)
Income taxes payable/receivable	(20)	(39)
Derivative assets and liabilities	(15)	26
Postretirement obligation	(174)	(142)
Gas inventory equalization	73	65
Other assets	324	299
Other liabilities	(45)	(112)
	$275	$300
Supplementary non-cash information is as follows:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Common stock issued for employee benefit and compensation plans	$165	$129
Change in capital expenditures not paid	$(17)	$(55)

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, natural gas sales and coal transportation services in the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Inter-segment Revenues
Electric	$7	$8	$13	$15
Gas	1	1	2	2
Gas Storage and Pipelines	2	3	4	4
Power and Industrial Projects	185	192	390	383
Energy Trading	12	10	23	24
Corporate and Other	(7)	(7)	(15)	(17)
	$200	$207	$417	$411

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of the business segments follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues
Electric	$1,265	$1,290	$2,484	$2,488
Gas	248	214	852	723
Gas Storage and Pipelines	31	27	58	52
Power and Industrial Projects	429	449	919	898
Energy Trading	451	239	844	500
Corporate & Other	1	1	1	2
Reconciliation & Eliminations	(200)	(207)	(417)	(411)
Total	$2,225	$2,013	$4,741	$4,252

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$89	$127	$204	$223
Gas	8	4	104	56
Gas Storage and Pipelines	16	17	33	34
Power and Industrial Projects	7	10	19	18
Energy Trading	(2)	4	5	2
Corporate & Other	(13)	(15)	(26)	(30)
Discontinued operations	—	(1)	—	(1)
Net Income Attributable to DTE Energy	$105	$146	$339	$302

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

Net income attributable to DTE Energy in the second quarter of 2013 was $105 million, or $0.60 per diluted share, compared to net income attributable to DTE Energy of $146 million, or $0.86 per diluted share, in the second quarter of 2012. Net income attributable to DTE Energy in the six months ended June 30, 2013 was $339 million, or $1.94 per diluted share, compared to net income attributable to DTE Energy of $302 million, or $1.77 per diluted share, in the comparable period of 2012. The decrease in net income in the second quarter is primarily due to lower earnings in the Electric segment. The increase in net income for the six months ended June 30, 2013 is primarily due to higher earnings in the Gas segment, partially offset by lower earnings in the Electric segment.

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

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. DTE Electric's capital investments over the 2013-2017 period are estimated at $5.0 billion for base infrastructure, $900 million for mandated environmental compliance requirements and $500 million for renewable energy and energy efficiency expenditures. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

DTE Gas's capital investments over the 2013-2017 period are estimated at $680 million for base infrastructure and $400 million for gas main renewal and meter move out and pipeline integrity programs. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism (IRM) and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal and meter move out and pipeline integrity programs. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

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

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards are expected, under a presidential directive issued on June 25, 2013, to be re-issued by September 20, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$89	$127	$204	$223
Gas	8	4	104	56
Gas Storage and Pipelines	16	17	33	34
Power and Industrial Projects	7	10	19	18
Energy Trading	(2)	4	5	2
Corporate and Other	(13)	(15)	(26)	(30)
Income From Continuing Operations Attributable to DTE Energy Company	105	147	339	303
Discontinued Operations	—	(1)	—	(1)
Net Income Attributable to DTE Energy Company	$105	$146	$339	$302

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$1,265	$1,290	$2,484	$2,488
Fuel and Purchased Power	435	428	807	805
Gross Margin	830	862	1,677	1,683
Operation and Maintenance	343	334	674	689
Depreciation and Amortization	221	204	435	391
Taxes Other Than Income	64	60	134	128
Asset (Gains) and Losses, Reserves and Impairments, Net	1	(1)	—	(1)
Operating Income	201	265	434	476
Other (Income) and Deductions	65	64	122	122
Income Tax Expense	47	74	108	131
Net Income Attributable to DTE Energy Company	$89	$127	$204	$223
Operating Income as a Percent of Operating Revenues	16%	21%	17%	19%

Gross margin decreased $32 million and $6 million in the three and six months ended June 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$(37)	$(18)
Securitization bond and tax surcharge	9	24
Renewable energy program	4	8
Low income energy assistance surcharge	(10)	(20)
Regulatory mechanisms and other	2	—
Decrease in gross margin	$(32)	$(6)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	3,345	3,587	7,199	7,287
Commercial	4,158	4,247	8,081	8,132
Industrial	2,675	2,563	5,111	4,938
Other	216	221	468	479
	10,394	10,618	20,859	20,836
Interconnection sales (a)	792	859	1,565	1,385
Total Electric Sales	11,186	11,477	22,424	22,221
Electric Deliveries
Retail and Wholesale	10,394	10,618	20,859	20,836
Electric Customer Choice, including self generators (b)	1,287	1,312	2,547	2,567
Total Electric Sales and Deliveries	11,681	11,930	23,406	23,403
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $9 million and decreased $15 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was due primarily to higher power plant generation expenses of $12 million, increased uncollectible expense of $8 million, higher restoration and line clearance expenses of $6 million, increased distribution operations expenses of $5 million, increased energy optimization and renewable energy expenses of $4 million and increased legal liability expenses of $3 million, partially offset by lower employee benefit expenses of $21 million and decreased low income energy assistance expenses of $10 million. The decrease in the six-month period was primarily due to lower employee benefit expenses of $31 million, decreased low income energy assistance expenses of $20 million and lower power plant generation expenses of $3 million, partially offset by increased uncollectible expense of $9 million, higher energy optimization and renewable energy expenses of $8 million, increased distribution operations expenses of $8 million, higher restoration and line clearance expenses of $3 million and increased legal liability expenses of $3 million.

Depreciation and amortization expense increased $17 million and $44 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was due to higher amortization of regulatory assets of $14 million and increased expense due to a higher depreciable base of $3 million. The increase in the six-month period was due to $35 million of higher amortization of regulatory assets and $9 million of increased expense due to a higher depreciable base.

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

On June 25, 2012, our Fermi 2 nuclear power plant was manually shutdown after one of the plant's two non-safety related feed-water pumps failed. Supported by a detailed analysis, DTE Electric decided to operate the plant with one feed-water pump at a reduced power level until the second feed-water pump is returned to service. The plant was restarted on July 30,

2012 which restored production to nominal 68% of full capacity. We expect that a substantial portion of the property damage will be covered by existing insurance coverage, subject to deductibles. We are able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. We are seeking recovery of the related incremental purchased power costs through the PSCR process. It is estimated that the repair to the plant will be complete by the fourth quarter of 2013.

In June 2013, the City of Detroit announced a transition of its Public Lighting Department's customers to the DTE Electric distribution system over a five to seven year system conversion period. See Note 7 of the Notes to Consolidated Financial Statements.

GAS

Our Gas segment consists of DTE Gas and Citizens.

Gas results are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$248	$214	$852	$723
Cost of Gas	80	62	379	338
Gross Margin	168	152	473	385
Operation and Maintenance	105	97	211	197
Depreciation and Amortization	24	23	47	46
Taxes Other Than Income	15	14	31	32
Operating Income	24	18	184	110
Other (Income) and Deductions	11	12	23	24
Income Tax Expense	5	2	57	30
Net Income Attributable to DTE Energy Company	$8	$4	$104	$56
Operating Income as a Percent of Operating Revenues	10%	8%	22%	15%

Gross margin increased $16 million and $88 million in the three and six months ended June 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations. The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$10	$51
2012 rate order	3	14
Lost and stolen gas	3	13
Energy optimization revenue	1	6
Uncollectible tracking mechanism	11	21
Revenue decoupling mechanism	(10)	(11)
Other	(2)	(6)
Increase in gross margin	$16	$88

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gas Markets (in Bcf)
Gas sales	18	14	76	61
End user transportation	32	34	87	82
	50	48	163	143
Intermediate transportation	76	61	152	144
	126	109	315	287

Operation and maintenance expense increased $8 million and $14 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was primarily due to higher maintenance and repair costs of $7 million, higher transmission expenses of $4 million and increased uncollectible expenses of $2 million, partially offset by lower employee benefit expenses of $5 million. The increase in the six-month period was primarily due to higher maintenance and repair costs of $7 million, higher transmission expenses of $7 million, increased energy optimization expenses of $5 million and higher uncollectible expenses of $3 million, partially offset by lower employee benefit expenses of $8 million.

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

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$31	$27	$58	$52
Operation and Maintenance	7	6	12	10
Depreciation and Amortization	4	2	8	4
Taxes Other Than Income	1	1	2	2
Operating Income	19	18	36	36
Other (Income) and Deductions	(8)	(10)	(19)	(20)
Income Tax Expense	10	10	21	21
Net Income	17	18	34	35
Noncontrolling interest	1	1	1	1
Net Income Attributable to DTE Energy	$16	$17	$33	$34

Net income attributable to DTE Energy decreased $1 million for both the three months and six months ended June 30, 2013. The second quarter 2013 decrease was primarily driven by lower gas storage revenue, offset by higher net income from the Bluestone and Susquehanna projects. The decrease in the six-month period was driven by lower gas storage revenue, offset by higher earnings from an equity investment and higher net income from the Bluestone and Susquehanna projects.

Outlook — Our Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Millennium Pipeline has secured customers for its Phase One and Two expansions, which are scheduled to be in service in 2013. Millennium's total capacity with the Phase One and Two expansions will increase from 525,000 dth/d to over 800,000 dth/d. Additionally, Bluestone, a 44-mile lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow over 600,000 dth/d to Millennium Pipeline and Tennessee Pipeline, is in service and volumes are increasing. Through our agreement with Southwestern Energy, Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce reduced emissions fuel (REF) and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$429	$449	$919	$898
Operation and Maintenance	422	444	903	883
Depreciation and Amortization	17	14	35	29
Taxes other than Income	3	3	8	9
Asset (Gains) and Losses, Reserves and Impairments, Net	4	(2)	1	(7)
Operating Income (Loss)	(17)	(10)	(28)	(16)
Other (Income) and Deductions	(16)	(11)	(25)	(15)
Income Taxes
Expense	(1)	—	(1)	(1)
Production Tax Credits	(8)	(10)	(23)	(20)
	(9)	(10)	(24)	(21)
Net Income	8	11	21	20
Noncontrolling interest	1	1	2	2
Net Income Attributable to DTE Energy Company	$7	$10	$19	$18

Operating revenues decreased $20 million and increased $21 million in the three and six months ended June 30, 2013, respectively. The decrease in the second quarter of 2013 was primarily due to a $26 million decrease from lower price and volumes associated with the steel business, a $19 million decrease from lower volumes associated with coal transportation and marketing activities, and an $11 million decrease associated with lower volumes from REF projects, of which $6 million represent affiliate transactions, partially offset by a $33 million increase primarily due to newly acquired on-site projects. The increase in the six-month period was primarily due to a $70 million increase from newly acquired on-site projects, a $16 million increase associated with higher volumes from REF projects, of which $9 million represent affiliate transactions, partially offset by a $34 million decrease in price and volumes associated with the steel business, and $33 million due to lower volumes associated with coal transportation and marketing activities.

Operation and maintenance expense decreased $22 million and increased $20 million in the three and six months ended June 30, 2013, respectively. The decrease in the second quarter of 2013 was primarily due to a $22 million decrease from lower price and volumes associated with the steel business, an $18 million decrease from lower volumes associated with coal transportation and marketing activities, and a $12 million decrease associated with lower volumes from REF projects, of which $6 million represent affiliate transactions, partially offset by a $29 million increase primarily due to the newly acquired on-site projects. The increase in the six-month period was primarily due to a $59 million increase from newly acquired on-site projects, an $18 million increase associated with higher volumes from REF projects, of which $9 million represent affiliate transactions, partially offset by a $31 million decrease due to lower volumes associated with coal transportation and marketing activities, and a $28 million decrease in price and volumes associated with the steel business.

Asset (gains) losses, reserves and impairments, net were lower by $6 million and $8 million in the three and six months ended June 30, 2013, respectively, due primarily due to a $6 million asset impairment at an on-site facility in the three-month period.
Other (income) and deductions increased by $5 million and $10 million in the three and six months ended June 30, 2013, respectively. The increase in the second quarter was due primarily to $5 million in gains recognized in connection with sales of a membership interests in REF facilities (treated as sales of tax credits for financial reporting purposes). The year to date increase was due primarily to $6 million in gains recognized in connection with sales of membership interests in REF facilities (treated as sales of tax credits for financial reporting purposes), and a $4 million increase related to higher equity earnings at various projects.

Outlook - The Company has constructed and placed in service nine REF facilities including three facilities located at third party owned coal-fired power plants. The Company has sold membership interests in four of the facilities. We continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. Additionally, we intend to relocate three underutilized facilities, located at DTE Electric sites, to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2013 and future years. One of the underutilized facilities is currently being relocated to a third party owned coal-fired power plant. The proceeds from executed and planned sales of membership interests in the REF facilities are expected to be received by the Company on an installment basis, and the Company will recognize the related gains (treated as sales of tax credits for financial reporting purposes) as production tax credits are generated by the respective facilities.

We expect reduced production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2013. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We have four biomass-fired power generation facilities in operation, and we are converting an additional facility to be placed in service in 2013. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We will begin construction on a new natural gas-fired cogeneration and two landfill gas to energy projects during the year which will be completed in 2014. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

Energy Trading results are discussed below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$451	$239	$844	$500
Fuel, Purchased Power and Gas	432	210	789	456
Gross Margin	19	29	55	44
Operation and Maintenance	19	19	40	35
Depreciation and Amortization	1	—	1	—
Taxes Other Than Income	—	1	2	2
Operating Income (Loss)	(1)	9	12	7
Other (Income) and Deductions	2	2	4	4
Income Tax Expense (Benefit)	(1)	3	3	1
Net Income (Loss) Attributable to DTE Energy Company	$(2)	$4	$5	$2

Gross margin decreased $10 million and increased $11 million for the three and six months ended June 30, 2013, respectively. The overall decrease in gross margin for the second quarter was primarily due to lower gains in the power full requirements strategy. The overall increase in gross margin for the six months ended June 30, 2013 was primarily due to favorable economic performance in our power full requirements strategy due to the absence of the unseasonably mild temperatures that negatively impacted loads during 2012.

The second quarter decrease of $10 million represents a $1 million decrease in realized margins and a $9 million decrease in unrealized margins. The $1 million decrease in realized margins is due to $19 million of unfavorable results, primarily in our power full requirements, power trading, and gas structured strategies, offset by $18 million of favorable results, primarily in our gas trading and gas storage strategies. The $9 million decrease in unrealized margins is due to $19 million of unfavorable results, primarily in our gas trading and gas transportation strategies, offset by $10 million of favorable results, primarily in our power trading, gas structured, and gas storage strategies.

The $11 million increase for the six months ended June 30, 2013 represents a $14 million increase in realized margins and $3 million decrease in unrealized margins. The $14 million increase in realized margins is due to $34 million of favorable results, primarily in our gas trading, gas full requirements, and power full requirements strategies, offset by $20 million of unfavorable results, primarily in our power trading and gas transportation strategies. The $3 million decrease in unrealized margins is due to $26 million of unfavorable results, primarily in our gas trading strategy, offset by $23 million of favorable results, primarily in our gas structured, power trading, and power full requirements strategies.

Outlook - In the near-term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility or lack thereof in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

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

See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. Net losses of $13 million and $26 million in the three and six months ended June 30, 2013, respectively, were improvements of $2 million and $4 million, respectively, from the losses in the comparable 2012 periods.

DISCONTINUED OPERATIONS

Unconventional Gas Production

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. See Note 5 of the Notes to Consolidated Financial Statements.

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

	Six Months Ended June 30,
	2013	2012
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$342	$305
Depreciation, depletion and amortization	527	482
Deferred income taxes	123	81
Asset (gains) and losses, reserves and impairments, net	—	(7)
Working capital and other	275	300
	1,267	1,161
Investing activities:
Plant and equipment expenditures — utility	(708)	(708)
Plant and equipment expenditures — non-utility	(197)	(131)
Proceeds from sale of assets	15	15
Other	(21)	(8)
	(911)	(832)
Financing activities:
Issuance of long-term debt	371	496
Redemption of long-term debt	(515)	(140)
Short-term borrowings, net	(24)	(380)
Issuance of common stock	19	20
Dividends on common stock and other	(226)	(208)
	(375)	(212)
Net Increase (Decrease) in Cash and Cash Equivalents	$(19)	$117

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the six months ended June 30, 2013 was $106 million higher than the comparable 2012 period. The operating cash flow comparison primarily reflects higher net income after adjusting for non-cash and non-operating items (depreciation, depletion and amortization, deferred income taxes and asset (gains) and losses, reserves and impairments, net)partially offset by lower cash generated from working capital items.

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

Capital spending within our non-utility businesses is primarily for ongoing maintenance, expansion and growth. We look to make growth investments that meet strict criteria in terms of strategy, management skills, risks and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. We have been disciplined in how we deploy capital and will not make investments unless they meet our criteria. For new business lines, we initially invest based on research and analysis. We start with a limited investment, we evaluate results and either expand or exit the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of the Company with a clear understanding of any potential impact on our credit ratings.

Net cash used for investing activities was higher by $79 million in 2013 due primarily to increased capital expenditures by our non-utility businesses.

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

Net cash used for financing activities was higher by $163 million in 2013 due primarily to redemption of long-term debt, partially offset by decreased payments of short-term borrowings and lower issuances of long-term debt.

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

DTE Energy has approximately $1.6 billion of available liquidity at June 30, 2013, consisting of cash and amounts available under unsecured revolving credit agreements.

We expect to issue equity of approximately $300 million in 2013 through our dividend reinvestment plan and pension and other employee benefit plans.

During the first six months of 2013, the Company contributed $150 million to its pension plans, including a contribution of DTE Energy common stock of $100 million. At the discretion of management, and depending upon financial market condition, the Company may make up to an additional $125 million contribution to its pension plans in 2013. In January 2013, the Company contributed $145 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2013.

Various non-utility subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. As of June 30, 2013, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date was approximately $313 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity. In addition, the Company maintains adequate credit facilities to meet this obligation should such an occurrence arise.

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

The following tables provide details on changes in our MTM net asset (or liability) position for the six months ended June 30, 2013:

Total
(In millions)
MTM at December 31, 2012	$(4)
Reclassify to realized upon settlement	(32)
Changes in fair value recorded to income	33
Amounts recorded to unrealized income	1
Changes in fair value recorded in regulatory liabilities	4
Amounts recorded in other comprehensive income, pretax	1
Change in collateral held by others	5
Option premiums paid and other	4
MTM at June 30, 2013	$11

The table below shows the maturity of our MTM positions:

Source of Fair Value	2013	2014	2015	2016 and Beyond	Total Fair Value
	(In millions)
Level 1	$9	$(3)	$(5)	$—	$1
Level 2	15	2	4	—	21
Level 3	(22)	5	1	—	(16)
MTM before collateral adjustments	$2	$4	$—	$—	6
Collateral adjustments					5
MTM at June 30, 2013					$11

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

Credit Risk

Bankruptcies

The Company purchases and sells electricity, natural gas, coal, coke and other energy products from and to governmental entities and numerous companies operating in the steel, automotive, energy, retail, financial and other industries. Certain of its customers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Company regularly reviews contingent matters relating to these customers and its purchase and sale contracts and records provisions for amounts considered at risk of probable loss. The Company believes its accrued amounts are adequate for probable loss.

The Company's utilities provide services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. Based on average monthly revenues and typical billing and payment cycles, the Company estimates that it has pre-petition accounts receivable of approximately $18 million. Detroit has been paying amounts owed in a timely manner and its account is substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
Other

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of June 30, 2013:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$84	$—	$84
BBB+ and BBB	248	—	248
BBB−	107	—	107
Total Investment Grade	439	—	439
Non-investment grade (b)	2	—	2
Internally Rated — investment grade (c)	139	—	139
Internally Rated — non-investment grade (d)	19	—	19
Total	$599	$—	$599
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

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2013, we had a floating rate debt-to-total debt ratio of approximately three percent (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2013 and 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2013 and 2012:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of June 30,		As of June 30,
Activity	2013	2012	2013	2012	Change in the Fair Value of
	(In millions)
Coal contracts	$—	$2	$—	$(1)	Commodity contracts
Natural gas contracts	$(12)	$(9)	$12	$10	Commodity contracts
Electricity contracts	$6	$2	$(6)	$(3)	Commodity contracts
Interest rate risk	$(264)	$(233)	$279	$246	Long-term debt
Foreign currency exchange risk	$—	$—	$—	$—	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements.

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

On March 13, 2013, The Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2013, the Company contributed $50 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 753,579 shares valued at $66.35 per share, the closing market price of DTE Energy common stock on that date in accordance with fair value measurement and accounting requirements. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2013:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2013 — 04/30/2013	3,148	$69.19	—	—	—
05/01/2013 — 05/31/2013	850	69.09	—	—	—
06/01/2013 — 06/30/2013	17,247	65.02	—	—	—
Total	21,245		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. Exhibits

(i) Exhibits filed herewith:

12-54	Computation of Ratio of Earnings to Fixed Charges

31-83	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-84	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-83	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-84	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

Date: July 26, 2013	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)