Form 10-Q
period 2013-09-30
DTE ENERGY CO
filed 2013-10-25
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013
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
Yes ☐ No ☒
At September 30, 2013, 176,797,248 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2013

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Comprehensive Income (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statement of Changes in Equity (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	54
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6. Exhibits	56
SIGNATURE	58
EX-10-87
EX-12-55
EX-31-85
EX-31-86
EX-32-85
EX-32-86
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

•
economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation, thefts of electricity and natural gas and high levels of uncollectible accounts receivable;

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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Operating Revenues	$2,387	$2,190	$7,128	$6,442
Operating Expenses
Fuel, purchased power and gas	967	761	2,931	2,347
Operation and maintenance	728	687	2,168	2,111
Depreciation, depletion and amortization	284	259	811	730
Taxes other than income	84	78	262	252
Asset (gains) and losses, reserves and impairments, net	(5)	(1)	(6)	(10)
	2,058	1,784	6,166	5,430
Operating Income	329	406	962	1,012
Other (Income) and Deductions
Interest expense	106	109	327	331
Interest income	(2)	(2)	(7)	(7)
Other income	(58)	(47)	(148)	(125)
Other expenses	7	9	23	27
	53	69	195	226
Income Before Income Taxes	276	337	767	786
Income Tax Expense	76	108	225	251
Income from Continuing Operations	200	229	542	535
Net Income from Discontinued Operations, net of tax	—	1	—	—
Net Income	200	230	542	535
Less: Net Income Attributable to Noncontrolling Interest	2	3	5	6
Net Income Attributable to DTE Energy Company	$198	$227	$537	$529

Basic Earnings per Common Share
Income from continuing operations	$1.13	$1.31	$3.07	$3.09
Income from discontinued operations, net of tax	—	0.01	—	—
Total	$1.13	$1.32	$3.07	$3.09

Diluted Earnings per Common Share
Income from continuing operations	$1.13	$1.30	$3.07	$3.08
Income from discontinued operations, net of tax	—	0.01	—	—
Total	$1.13	$1.31	$3.07	$3.08

Weighted Average Common Shares Outstanding
Basic	175	172	174	171
Diluted	176	172	175	171
Dividends Declared per Common Share	$0.66	$0.62	$1.93	$1.80

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net income	$200	$230	$542	$535

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $1, $4 and $4	2	3	7	9
Net unrealized gains on investments during the period, net of taxes of $1, $—, $1 and $—	1	—	1	1
Foreign currency translation, net of taxes of $—, $1, $(1) and $1	1	1	(1)	1
Other comprehensive income	4	4	7	11

Comprehensive income	204	234	549	546
Less comprehensive income attributable to noncontrolling interests	2	3	5	6
Comprehensive income attributable to DTE Energy Company	$202	$231	$544	$540

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$71	$65
Restricted cash, principally Securitization	64	122
Accounts receivable (less allowance for doubtful accounts of $67 and $62, respectively)
Customer	1,239	1,336
Other	81	126
Inventories
Fuel and gas	467	527
Materials and supplies	258	234
Deferred income taxes	—	21
Derivative assets	72	108
Regulatory assets	49	182
Other	248	194
	2,549	2,915
Investments
Nuclear decommissioning trust funds	1,139	1,037
Other	584	554
	1,723	1,591
Property
Property, plant and equipment	24,795	23,631
Less accumulated depreciation, depletion and amortization	(9,284)	(8,947)
	15,511	14,684
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,700	4,235
Securitized regulatory assets	280	413
Intangible assets	122	135
Notes receivable	104	112
Derivative assets	26	39
Other	198	197
	6,448	7,149
Total Assets	$26,231	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2013	2012
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$866	$848
Accrued interest	114	93
Dividends payable	116	107
Short-term borrowings	271	240
Current portion long-term debt, including capital leases	896	817
Derivative liabilities	58	125
Regulatory liabilities	230	89
Other	457	449
	3,008	2,768
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,253	6,220
Securitization bonds	105	302
Junior subordinated debentures	480	480
Capital lease obligations	8	12
	6,846	7,014
Other Liabilities
Deferred income taxes	3,290	3,191
Regulatory liabilities	907	1,031
Asset retirement obligations	1,800	1,719
Unamortized investment tax credit	49	56
Derivative liabilities	21	26
Accrued pension liability	1,254	1,498
Accrued postretirement liability	684	1,160
Nuclear decommissioning	172	159
Other	290	306
	8,467	9,146
Commitments and Contingencies (Notes 7 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, 176,797,248 and 172,351,680 shares issued and outstanding, respectively	3,885	3,587
Retained earnings	4,142	3,944
Accumulated other comprehensive loss	(151)	(158)
Total DTE Energy Company Equity	7,876	7,373
Noncontrolling interests	34	38
Total Equity	7,910	7,411
Total Liabilities and Equity	$26,231	$26,339

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Operating Activities
Net income	$542	$535
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	811	747
Nuclear fuel amortization	25	25
Allowance for equity funds used during construction	(10)	(10)
Deferred income taxes	162	96
Asset (gains) and losses, reserves and impairments, net	(5)	(7)
Changes in assets and liabilities:
Accounts receivable, net	177	237
Inventories	35	5
Accounts payable	(16)	(35)
Derivative assets and liabilities	(23)	38
Accrued pension obligation	(44)	(3)
Accrued postretirement obligation	(191)	(143)
Regulatory assets and liabilities	327	286
Other assets	(62)	(2)
Other liabilities	(13)	(40)
Net cash from operating activities	1,715	1,729
Investing Activities
Plant and equipment expenditures — utility	(1,101)	(1,008)
Plant and equipment expenditures — non-utility	(270)	(214)
Proceeds from sale of assets	20	20
Restricted cash for debt redemption, principally Securitization	58	55
Proceeds from sale of nuclear decommissioning trust fund assets	40	48
Investment in nuclear decommissioning trust funds	(52)	(61)
Other	(32)	(24)
Net cash used for investing activities	(1,337)	(1,184)
Financing Activities
Issuance of long-term debt	768	495
Redemption of long-term debt	(855)	(447)
Short-term borrowings, net	31	(321)
Issuance of common stock	29	29
Dividends on common stock	(329)	(300)
Other	(16)	(10)
Net cash used for financing activities	(372)	(554)
Net Increase (Decrease) in Cash and Cash Equivalents	6	(9)
Cash and Cash Equivalents at Beginning of Period	65	68
Cash and Cash Equivalents at End of Period	$71	$59

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock issued for employee benefit and compensation plans	$279	$143
Plant and equipment expenditures in accounts payable	$263	$184

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	172,352	$3,587	$3,944	$(158)	$38	$7,411
Net income	—	—	537	—	5	542
Dividends declared on common stock	—	—	(339)	—	—	(339)
Issuance of common stock	439	29	—	—	—	29
Contribution of common stock to pension plan	3,026	200	—	—	—	200
Foreign currency translation, net of tax	—	—	—	(1)	—	(1)
Benefit obligations, net of tax	—	—	—	7	—	7
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, distributions to noncontrolling interests and other	980	69	—	—	(9)	60
Balance, September 30, 2013	176,797	$3,885	$4,142	$(151)	$34	$7,910

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

Certain prior year balances were reclassified to match the current year's financial statement presentation.

Principles of Consolidation

The Company consolidates all majority-owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company's proportionate interests in certain jointly owned utility plants. The Company eliminates all intercompany balances and transactions.

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

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

In 2001, DTE Electric financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. DTE Electric performs servicing activities including billing and collecting surcharge revenue for Securitization. This entity is a VIE and is consolidated by the Company.

The maximum risk exposure for consolidated VIEs is reflected on the Company's Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.

The following table summarizes the major balance sheet items for consolidated VIEs as of September 30, 2013 and December 31, 2012. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	September 30, 2013			December 31, 2012
	Securitization	Other	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$10	$10	$—	$10	$10
Restricted cash	44	7	51	102	7	109
Accounts receivable	39	17	56	34	7	41
Inventories	—	112	112	—	141	141
Other current assets	—	1	1	—	1	1
Property, plant and equipment	—	100	100	—	93	93
Securitized regulatory assets	280	—	280	413	—	413
Other assets	5	9	14	7	11	18
	$368	$256	$624	$556	$270	$826

LIABILITIES
Accounts payable and accrued current liabilities	$2	$35	$37	$11	$14	$25
Current portion long-term debt, including capital leases	196	9	205	177	8	185
Current regulatory liabilities	48	—	48	50	—	50
Other current liabilities	—	3	3	—	4	4
Mortgage bonds, notes and other	—	22	22	—	25	25
Securitization bonds	105	—	105	302	—	302
Capital lease obligations	—	7	7	—	11	11
Other long-term liabilities	8	3	11	7	2	9
	$359	$79	$438	$547	$64	$611

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for non-consolidated VIEs as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Other investments	$138	$130
Notes receivable	$3	$6

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income

Comprehensive income is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three and nine months ended September 30, 2013 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available-for-sale securities and the Company’s interest in other comprehensive income of equity investees, which comprise the net unrealized gains and losses on investments, changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Three Months Ended September 30, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, June 30, 2013	$(4)	$(8)	$(143)	$—	$(155)
Other comprehensive income before reclassifications	—	1	—	1	2
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2
Net current-period other comprehensive income	—	1	2	1	4
Ending balance, September 30, 2013	$(4)	$(7)	$(141)	$1	$(151)

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Nine Months Ended September 30, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, December 31, 2012	$(4)	$(8)	$(148)	$2	$(158)
Other comprehensive income before reclassifications	—	1	—	(1)	—
Amounts reclassified from accumulated other comprehensive income	—	—	7	—	7
Net current-period other comprehensive income (loss)	—	1	7	(1)	7
Ending balance, September 30, 2013	$(4)	$(7)	$(141)	$1	$(151)
______________________________________

(a)	All amounts are net of tax.

(b)	The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension cost (see Retirement Benefits and Trusteed Assets Note 13).

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	September 30,	December 31,
	2013	2012
	(In millions)
Emission allowances	$3	$6
Renewable energy credits	48	44
Contract intangible assets	126	139
	177	189
Less accumulated amortization	41	34
Intangible assets, net	136	155
Less current intangible assets	14	20
	$122	$135

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 3 to 30 years.

Income Taxes

The Company's effective tax rate from continuing operations for the three months ended September 30, 2013 was 28 percent as compared to 32 percent for the three months ended September 30, 2012. The Company's effective tax rate from continuing operations for the nine months ended September 30, 2013 was 29 percent as compared to 32 percent for the nine months ended September 30, 2012. The decrease in the effective tax rate in 2013 is due primarily to higher production tax credits.

The Company had $3 million of unrecognized tax benefits at September 30, 2013, that, if recognized, would favorably impact its effective tax rate. The Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $1 million in the next twelve months.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2013 and December 31, 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013					December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$—	$68	$—	$—	$68	$—	$123	$—	$—	$123
Nuclear decommissioning trusts	757	382	—	—	1,139	694	343	—	—	1,037
Other investments (c) (d)	76	48	—	—	124	66	44	—	—	110
Derivative assets:
Commodity Contracts:
Natural Gas	388	61	34	(474)	9	555	66	24	(605)	40
Electricity	—	210	88	(216)	82	—	226	134	(258)	102
Other	48	9	5	(55)	7	6	3	2	(6)	5
Total derivative assets	436	280	127	(745)	98	561	295	160	(869)	147
Total	$1,269	$778	$127	$(745)	$1,429	$1,321	$805	$160	$(869)	$1,417

Liabilities:
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$(1)
Commodity Contracts:
Natural Gas	(374)	(49)	(48)	445	(26)	(526)	(73)	(62)	605	(56)
Electricity	—	(204)	(83)	236	(51)	—	(240)	(111)	258	(93)
Other	(52)	(5)	—	55	(2)	(6)	(1)	—	6	(1)
Total derivative liabilities	(426)	(258)	(131)	736	(79)	(532)	(315)	(173)	869	(151)
Total	$(426)	$(258)	$(131)	$736	$(79)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$843	$520	$(4)	$(9)	$1,350	$789	$490	$(13)	$—	$1,266
Assets:
Current	$400	$285	$94	$(639)	$140	$493	$372	$120	$(754)	$231
Noncurrent (e)	869	493	33	(106)	1,289	828	433	40	(115)	1,186
Total Assets	$1,269	$778	$127	$(745)	$1,429	$1,321	$805	$160	$(869)	$1,417
Liabilities:
Current	$(379)	$(189)	$(100)	$610	$(58)	$(466)	$(269)	$(144)	$754	$(125)
Noncurrent	(47)	(69)	(31)	126	(21)	(66)	(46)	(29)	115	(26)
Total Liabilities	$(426)	$(258)	$(131)	$736	$(79)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (Liabilities) at the end of the period	$843	$520	$(4)	$(9)	$1,350	$789	$490	$(13)	$—	$1,266
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At September 30, 2013, available-for-sale securities of $68 million included $51 million and $17 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position. At December 31, 2012, available-for-sale securities of $123 million, included $109 million and $14 million of cash equivalents included in Restricted cash and Other investments, respectively, on the Consolidated Statements of Financial Position.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Available-for-sale equity securities of $6 million at September 30, 2013 and $5 million at December 31, 2012, are included in Other investments on the Consolidated Statements of Financial Position.

(e)
Includes $124 million and $110 million at September 30, 2013 and December 31, 2012, respectively, of Other investments that are included in the Consolidated Statements of Financial Position in Other investments.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds which hold exchange-traded equity or debt securities are valued based on the underlying securities, using quoted prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

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

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(30)	$12	$2	$(16)	$2	$50	$5	$57
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	(1)	—	—	—	—
Total gains (losses):
Included in earnings	8	17	—	25	(43)	12	1	(30)
Recorded in regulatory assets/liabilities	—	—	3	3	—	—	7	7
Purchases, issuances and settlements:
Settlements	8	(23)	—	(15)	(3)	(38)	(7)	(48)
Net Assets (Liabilities) as of September 30	$(14)	$5	$5	$(4)	$(44)	$24	$6	$(14)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(8)	$8	$—	$—	$(43)	$5	$1	$(37)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(38)	$23	$2	$(13)	$6	$32	$6	$44
Transfers into Level 3	—	—	—	—	1	28	—	29
Transfers out of Level 3	(2)	—	—	(2)	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(1)	44	—	43	(38)	53	—	15
Recorded in regulatory assets/liabilities	—	—	7	7	—	—	12	12
Purchases, issuances and settlements:
Purchases	—	(1)	—	(1)	—	1	—	1
Settlements	27	(61)	(4)	(38)	(11)	(90)	(12)	(113)
Net Assets (Liabilities) as of September 30	$(14)	$5	$5	$(4)	$(44)	$24	$6	$(14)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(14)	$36	$—	$22	$(39)	$43	$—	$4

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	1	—	N/A	—
Transfers into Level 3 from	—	—	N/A	—	—	N/A

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	2	—	N/A	2
Transfers into Level 3 from	—	—	N/A	—	29	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of September 30, 2013:

	September 30, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$34	$(48)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$4.22	/MMBtu	$0.10	/MMBtu
Electricity	$88	$(83)	Discounted Cash Flow	Forward basis price (per MWh)	$(8)	—	$15	/MWh	$2	/MWh

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

The following table presents the carrying amount and fair value of financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$37	$—	$—	$37	$39	$—	$—	$39
Dividends payable	$116	$116	$—	$—	$107	$107	$—	$—
Short-term borrowings	$271	$—	$271	$—	$240	$—	$240	$—
Long-term debt	$7,729	$436	$7,067	$738	$7,813	$507	$7,453	$933

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30, 2013	December 31, 2012
	(In millions)
Fermi 2	$1,120	$1,021
Fermi 1	3	3
Low level radioactive waste	16	13
Total	$1,139	$1,037

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Realized gains	$11	$7	$30	$21
Realized losses	$(11)	$(6)	$(25)	$(17)
Proceeds from sales of securities	$13	$12	$40	$48

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$732	$195	$631	$122
Debt securities	395	17	399	27
Cash and cash equivalents	12	—	7	—
	$1,139	$212	$1,037	$149

The debt securities at September 30, 2013 and December 31, 2012 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $38 million and $44 million of unrealized losses as Regulatory assets at September 30, 2013 and December 31, 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three and nine months ended September 30, 2013 and September 30, 2012 for Fermi 1.

Other Securities

At September 30, 2013 and December 31, 2012, the securities were comprised primarily of money market and equity securities. During the three and nine months ended September 30, 2013 and September 30, 2012, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at September 30, 2013 and September 30, 2012 were $14 million and $11 million, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Power and Industrial Projects — This segment manages and operates onsite energy and pulverized coal projects, coke batteries, reduced emissions fuel projects, landfill gas recovery and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its September 30, 2013 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the fair value of derivative instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(1)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	$483	$(471)	$645	$(661)
Electricity	298	(287)	360	(351)
Other	62	(57)	11	(7)
Total derivatives not designated as hedging instruments:	$843	$(815)	$1,016	$(1,019)
Total derivatives:
Current	$711	$(668)	$862	$(879)
Noncurrent	132	(147)	154	(141)
Total derivatives	$843	$(815)	$1,016	$(1,020)

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

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $21 million and $63 million at September 30, 2013 and December 31, 2012, respectively, which could be used to offset our net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

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

As of September 30, 2013, the total cash collateral received, net of cash collateral posted, was $30 million. As of December 31, 2012, the total cash collateral received, net of cash collateral posted, was $20 million. As of September 30, 2013, derivative assets and derivative liabilities are shown net of cash collateral of $29 million and $20 million, respectively. There was no cash collateral related to unrealized positions to net against derivative assets and liabilities as of December 31, 2012. The Company recorded cash collateral paid of $3 million and cash collateral received of $24 million not related to unrealized derivative positions as of September 30, 2013. The Company recorded cash collateral paid of $4 million and cash collateral received of $24 million not related to unrealized derivative positions as of December 31, 2012. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of derivative assets and liabilities at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$483	$(474)	$9	$645	$(605)	$40
Electricity	298	(216)	82	360	(258)	102
Other	62	(55)	7	11	(6)	5
Total derivative assets	$843	$(745)	$98	$1,016	$(869)	$147

Derivative liabilities:
Interest rate contracts	$—	$—	$—	$(1)	$—	$(1)
Commodity Contracts:
Natural Gas	(471)	445	(26)	(661)	605	(56)
Electricity	(287)	236	(51)	(351)	258	(93)
Other	(57)	55	(2)	(7)	6	(1)
Total derivative liabilities	$(815)	$736	$(79)	$(1,020)	$869	$(151)

The following table presents the netting offsets of derivative assets and liabilities at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$711	$132	$(668)	$(147)	$862	$154	$(879)	$(141)
Counterparty netting	(610)	(106)	610	106	(754)	(115)	754	115
Collateral adjustment	(29)	—	—	20	—	—	—	—
Total derivatives as reported	$72	$26	$(58)	$(21)	$108	$39	$(125)	$(26)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
Derivatives not Designated as Hedging Instruments		2013	2012	2013	2012
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$—	$(2)	$(1)	$(1)
Commodity Contracts:
Natural Gas	Operating Revenue	1	(54)	37	(51)
Natural Gas	Fuel, purchased power and gas	(1)	50	(33)	45
Electricity	Operating Revenue	22	17	52	52
Other	Operating Revenue	1	1	1	12
Total		$23	$12	$56	$57

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

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $3 million and $7 million in unrealized gains related to FTRs recognized in Regulatory liabilities for the three and nine months ended September 30, 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2013:

Commodity	Number of Units
Natural Gas (MMBtu)	683,113,433
Electricity (MWh)	59,672,654
Foreign Currency Exchange ($ CAD)	48,741,288
FTR (MWh)	13,005,024

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2013, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $327 million.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — DISCONTINUED OPERATIONS

Sale of Unconventional Gas Production Business

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. The activity of the discontinued business for the three and nine months ended September 30, 2012 is shown below. The amounts exclude general corporate overhead costs, and the related tax effects, and no portion of corporate interest costs were allocated to discontinued operations.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(In millions)
Operating Revenues	$16	$38

Operation and Maintenance	6	16
Depreciation, Depletion and Amortization	6	17
Taxes Other Than Income	1	2
Operating Income	3	3
Other (Income) and Deductions	1	4
Income Tax Expense (Benefit)	1	(1)
Net Income Attributable to DTE Energy Company	$1	$—

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,719
Accretion	79
Liabilities incurred	1
Liabilities settled	(12)
Revision in estimated cash flows	13
Asset retirement obligations at September 30, 2013	$1,800

NOTE 7 — REGULATORY MATTERS

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
The approval excludes the request to defer the difference between DTE Electric's tariff rates and any transitional rates that might be approved by the MPSC in the future. The MPSC will address proposed rates and recovery matters in a future contested proceeding. As the accounting order did not provide a regulatory recovery mechanism, a regulatory asset will not be recognized until a regulatory recovery mechanism is put into place and the recovery of the regulatory asset becomes probable.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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
2009 Electric Rate Case Filing - Court of Appeals Remand to MPSC

In April 2012, the Michigan Court of Appeals (COA) issued a decision relating to an appeal of the January 2010 MPSC rate order in DTE Electric's January 2009 rate case filing. The COA found that the record of evidence in the January 2010 rate order was insufficient to support the MPSC's authorization to recover costs for the advanced metering infrastructure (AMI) program and remanded this matter to the MPSC. On October 17, 2013, the MPSC issued an order affirming the approximately $8 million rate increase authorized in the MPSC's January 2010 rate order for the AMI program and further concluded that the evidence presented after remand supports the authorized cost recovery.

2010 Electric Rate Case Filing - Court of Appeals Decision

In July 2013, the COA issued a decision relating to an appeal of the October 2011 MPSC order in DTE Electric's October 2010 rate case filing. The COA found that the record of evidence in the 2010 rate case order was insufficient to support the MPSC's authorization to recover costs for the AMI program and remanded this matter to the MPSC. The MPSC had approved $55 million of the average rate base related to the AMI program in the October 2011 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in the October 2011 order. On August 29, 2013, the MPSC reopened the 2010 electric rate case for the limited purpose of addressing the COA's opinion on AMI. The Company is unable to predict the outcome of this matter or the timing of its resolution.

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
2012 PSCR Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes approximately $30 million of purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012 which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. We were able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of some or all of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.
Low Income Energy Assistance Fund (LIEAF)

On July 1, 2013, Michigan Public Act 95 was signed into law and created the LIEAF. The legislation allows the use of a LIEAF funding factor to be determined by the MPSC and assessed on all customer classes of Michigan electric utilities to fund the LIEAF. On July 29, 2013, the MPSC adopted a funding factor of $0.99 per meter per month for all Michigan electric utilities that are participating in the program, including DTE Electric, effective with the September 2013 billing month. The surcharge billed by DTE Electric is remitted to the State of Michigan for subsequent distribution through a grant process to social service agencies and utilities to assist low income customers.

DTE Gas Uncollectible Expense True-Up Mechanism (UETM)

In March 2013, DTE Gas filed an application with the MPSC for approval of its UETM reconciliation for 2012 requesting authority to refund approximately $20 million. On September 10, 2013, the MPSC approved a settlement agreement approving the requested 2012 UETM refund over a twelve-month period beginning in October 2013.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — COMMON STOCK

During 2013, the Company contributed the following amounts of DTE Energy Common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price Per Share	Amount
			(In millions)
March 12, 2013	750,075	$66.66	$50
June 12, 2013	753,579	$66.35	50
September 12, 2013	1,522,301	$65.69	100
			$200

The shares for all the contributions were valued at the closing market price of DTE Energy common stock on the contribution dates in accordance with fair value measurement and accounting requirements.

NOTE 9 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$198	$227	$537	$529
Average number of common shares outstanding	175	172	174	171
Weighted average net restricted shares outstanding	—	1	1	1
Dividends declared — common shares	$115	$106	$337	$307
Dividends declared — net restricted shares	1	1	1	2
Total distributed earnings	$116	$107	$338	$309
Net income less distributed earnings	$82	$120	$199	$220
Distributed (dividends per common share)	$0.66	$0.62	$1.93	$1.80
Undistributed	0.47	0.70	1.14	1.29
Total Basic Earnings per Common Share	$1.13	$1.32	$3.07	$3.09
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$198	$227	$537	$529
Average number of common shares outstanding	176	172	175	171
Average incremental shares from assumed exercise of options	—	—	—	—
Common shares for dilutive calculation	176	172	175	171
Weighted average net restricted shares outstanding	—	1	1	1
Dividends declared — common shares	$115	$106	$337	$307
Dividends declared — net restricted shares	1	1	1	2
Total distributed earnings	$116	$107	$338	$309
Net income less distributed earnings	$82	$120	$199	$220
Distributed (dividends per common share)	$0.66	$0.62	$1.93	$1.80
Undistributed	0.47	0.69	1.14	1.28
Total Diluted Earnings per Common Share	$1.13	$1.31	$3.07	$3.08

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT

Debt Issuances

In 2013, the following debt was issued:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	4.00%	2043	$375
DTE Electric	August	Mortgage Bonds (a)	3.65%	2024	400
					$775
_______________________________________

(a)	Proceeds were used for the redemption of DTE Electric long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

In September 2013, DTE Gas agreed to issue $50 million of 3.64%, 10-year mortgage bonds, $70 million of 3.74%, 12-year mortgage bonds, and $50 million of 3.94%, 15-year mortgage bonds to a group of institutional investors in a private placement transaction. The bonds are expected to close and fund in December 2013. The aggregate proceeds are planned to be used for general corporate purposes.

Debt Redemptions

In 2013, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.42%	2013	$88
DTE Electric	March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
DTE Electric	April	Other Long-Term Debt	Various	2013	13
DTE Gas	April	Senior Notes	5.26%	2013	60
DTE Energy	Various	Other Long-Term Debt	Various	2013	4
DTE Energy	June	Senior Notes	Variable	2013	300
DTE Electric	September	Securitization Bonds	6.62%	2015	89
DTE Electric	September	Senior Notes	6.40%	2013	250
					$855
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

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

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2013, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas are 0.48 to 1, 0.53 to 1 and 0.44 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at September 30, 2013 is shown in the following table:

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in May 2014	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
Total credit facilities at September 30, 2013	1,375	300	300	1,975
Amounts outstanding at September 30, 2013:
Commercial paper issuances	44	11	216	271
Letters of credit	235	—	—	235
	279	11	216	506
Net availability at September 30, 2013	$1,096	$289	$84	$1,469

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $47 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At September 30, 2013, a $40 million letter of credit was in place, raising the capacity under this facility to $140 million. The $40 million letter of credit is included in the table above. The amount outstanding under this agreement was $75 million and $65 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $1.9 billion through 2012. The Company estimates DTE Electric will make capital expenditures of approximately $190 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is not expected before 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for some units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U. S. District Court Judge.

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

Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. In July 2012, the EPA announced that a notice of its final action on the rule will be issued in June 2013. On June 27, 2013, the EPA announced an agreement to extend the deadline for issuance of the final rule until November 4, 2013. On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2013 and December 31, 2012, the Company had $9 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued amount is remote based on current knowledge of the conditions at each site.

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

Gas

Contaminated Sites — Gas segment, owns or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. Accordingly, Gas segment recognizes a liability and corresponding Regulatory asset for estimated investigation and remediation costs at former MGP sites. As of September 30, 2013 and December 31, 2012, the Company had $29 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred and the cost deferral and rate recovery mechanism for Citizens Fuel Gas approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue. The Company recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $7 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program.

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

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and our Michigan coke battery. The state implementation plan process is in the information gathering stage and any required emission reductions for DTE Energy sources to meet the standard cannot be estimated currently.

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $34 million per event if the loss associated with any one event at any insured nuclear plant should exceed the accumulated funds available to NEIL.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Public Liability Insurance

As required by federal law, DTE Electric maintains $375 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $127.3 million could be levied against each licensed nuclear facility, but not more than $19 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.

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

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and all claims submitted have been accepted. The settlement proceeds reduced the cost of the dry cask storage facility assets. In February 2013, the U.S. Court of Appeals for the District of Columbia granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. DTE Electric will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2013 is approximately $1.2 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2013 is approximately $125 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $60 million at September 30, 2013. Payment under these guarantees is considered remote.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2013, the Company had approximately $41 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

Our contracts with several bargaining units for the majority of our represented employees were due to expire in June 2013, October 2013 and June 2014. Early negotiations resulted in new contracts that became effective in March 2013. The new contracts will expire in March, June and October 2017.

Purchase Commitments

As of September 30, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $6.2 billion from 2013 through 2052.

The Company also estimates that 2013 capital expenditures will be approximately $2.1 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

The Company's utilities provide services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. The Company had pre-petition accounts receivable of approximately $20 million outstanding as of the bankruptcy filing date. Detroit has been paying amounts owed in a timely manner and its accounts are substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Three Months Ended September 30	(In millions)
Service cost	$22	$20	$9	$15
Interest cost	49	51	21	29
Expected return on plan assets	(67)	(61)	(28)	(23)
Amortization of:
Net actuarial loss	55	48	16	21
Prior service credit	—	—	(36)	(6)
Net periodic benefit cost (credit)	$59	$58	$(18)	$36

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Nine Months Ended September 30	(In millions)
Service cost	$71	$61	$37	$51
Interest cost	144	153	66	90
Expected return on plan assets	(200)	(183)	(82)	(69)
Amortization of:
Net actuarial loss	156	133	48	60
Prior service credit	—	—	(95)	(20)
Net transition liability	—	—	—	1
Settlements	—	2	—	—
Net periodic benefit cost (credit)	$171	$166	$(26)	$113

Pension and Other Postretirement Contributions

During the first nine months of 2013, the Company contributed $250 million to its pension plans, including contributions of DTE Energy common stock of $200 million. See Note 8. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $25 million contribution to its pension plans in 2013.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Based on the impact of such benefit cost savings on the financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. As a result of the re-measurement, the accumulated postretirement benefit obligation (APBO) was reduced by $258 million. The Company's Accrued postretirement benefit liability at March 31, 2013 was $721 million as compared to $1.2 billion at December 31, 2012, a reduction of $439 million. The reduction reflects the impact of the re-measurement of the plan, January 2013 plan contributions and recognition of first quarter 2013 postretirement benefit costs and benefit payments.
Beginning April 2013, net postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts. As a result of the re-measurement, fiscal year 2013 postretirement benefit costs are expected to decrease by approximately $69 million to an annual net benefit of approximately $40 million.

NOTE 14 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Stock-based compensation expense	$18	$21	$81	$61
Tax benefit	$7	$8	$31	$23
Stock-based compensation cost capitalized in property, plant and equipment	$1	$1	$5	$3

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2012	1,192,670	$41.86
Exercised	(399,139)	$40.54
Forfeited or expired	(10,370)	$41.46
Options outstanding at September 30, 2013	783,161	$42.54	$20
Options exercisable at September 30, 2013	783,161	$42.54	$20

As of September 30, 2013, the weighted average remaining contractual life for the exercisable shares is 4.17 years. During the nine months ended September 30, 2013, 200,844 options vested. As of September 30, 2013, all options were vested.

The intrinsic value of options exercised for the nine months ended September 30, 2013 and 2012 was $11 million and $21 million, respectively. No option expense was recognized for the nine months ended September 30, 2013 and $0.5 million of option expense was recognized for the nine months ended September 30, 2012.

The Company includes both historical and implied share-price volatility in option volatility. Implied volatility is derived from exchange traded options on DTE Energy common stock. The Company’s expected option life estimate is based on historical data.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the nine months ended September 30, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	597,648	$48.33
Grants	127,785	$64.72
Forfeitures	(5,621)	$53.53
Vested and issued	(218,600)	$45.39
Balance at September 30, 2013	501,212	$53.71

Performance Share Awards

The following table summarizes the Company’s performance share activity for the nine months ended September 30, 2013:

Performance Shares
Balance at December 31, 2012	1,634,364
Grants	549,360
Forfeitures	(36,168)
Payouts	(548,624)
Balance at September 30, 2013	1,598,932

Unrecognized Compensation Costs

As of September 30, 2013, there was $72 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.18 years.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Inter-segment Revenues
Electric	$6	$7	$19	$22
Gas	2	1	4	3
Gas Storage and Pipelines	(2)	1	2	5
Power and Industrial Projects	231	225	621	608
Energy Trading	13	10	36	34
Corporate and Other	(8)	(11)	(23)	(28)
Discontinued Operations	—	1	—	1
	$242	$234	$659	$645
Financial data of the business segments follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues
Electric	$1,458	$1,543	$3,942	$4,031
Gas	161	160	1,013	883
Gas Storage and Pipelines	34	21	92	73
Power and Industrial Projects	512	477	1,431	1,375
Energy Trading	463	223	1,307	723
Corporate & Other	1	—	2	2
Reconciliation & Eliminations	(242)	(234)	(659)	(645)
Total	$2,387	$2,190	$7,128	$6,442

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$179	$194	$383	$417
Gas	(13)	4	91	60
Gas Storage and Pipelines	16	14	49	48
Power and Industrial Projects	27	22	46	40
Energy Trading	(6)	1	(1)	3
Corporate & Other	(5)	(9)	(31)	(39)
Discontinued operations	—	1	—	—
Net Income Attributable to DTE Energy	$198	$227	$537	$529

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

Net income attributable to DTE Energy in the third quarter of 2013 was $198 million, or $1.13 per diluted share, compared to net income attributable to DTE Energy of $227 million, or $1.31 per diluted share, in the third quarter of 2012. Net income attributable to DTE Energy in the nine months ended September 30, 2013 was $537 million, or $3.07 per diluted share, compared to net income attributable to DTE Energy of $529 million, or $3.08 per diluted share, in the comparable period of 2012. The decrease in net income in the third quarter is primarily due to lower earnings in the Electric, Gas and Energy Trading segments, partially offset by higher earnings in the Power and Industrial Projects segment. The increase in net income for the nine months ended September 30, 2013 is primarily due to higher earnings in the Gas and Power and Industrial projects segments, partially offset by lower earnings in the Electric and Energy Trading segments.

Please see detailed explanations of segment performance in the following Results of Operations section.

DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet and an attractive dividend yield.

Our utilities' growth will be driven by environmental and renewable investments in addition to base infrastructure investments. We are focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. We operate in a constructive regulatory environment and have solid relationships with our regulators.

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

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. DTE Electric's capital investments over the 2013-2017 period are estimated at $5.0 billion for base infrastructure, $900 million for environmental compliance requirements and $500 million for renewable energy and energy efficiency expenditures. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide and mercury emissions. To comply with these requirements, DTE Electric spent approximately $1.9 billion through 2012. It is estimated that DTE Electric will make capital expenditures of approximately $190 million in 2013 and up to approximately $1.8 billion of additional capital expenditures through 2021 based on current regulations.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers. Increased costs for energy produced from traditional sources could also increase the economic viability of energy produced from renewable and/or nuclear sources and energy efficiency initiatives and the development of market-based trading of carbon offsets providing business opportunities for our utility and non-utility segments. It is not possible to quantify these impacts on DTE Energy or its customers at this time.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$179	$194	$383	$417
Gas	(13)	4	91	60
Gas Storage and Pipelines	16	14	49	48
Power and Industrial Projects	27	22	46	40
Energy Trading	(6)	1	(1)	3
Corporate and Other	(5)	(9)	(31)	(39)
Income From Continuing Operations Attributable to DTE Energy Company	198	226	537	529
Discontinued Operations	—	1	—	—
Net Income Attributable to DTE Energy Company	$198	$227	$537	$529

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$1,458	$1,543	$3,942	$4,031
Fuel and Purchased Power	487	543	1,294	1,348
Gross Margin	971	1,000	2,648	2,683
Operation and Maintenance	336	338	1,010	1,027
Depreciation and Amortization	236	220	671	611
Taxes Other Than Income	66	65	200	193
Asset (Gains) and Losses, Reserves and Impairments, Net	(3)	—	(3)	(1)
Operating Income	336	377	770	853
Other (Income) and Deductions	61	68	183	190
Income Tax Expense	96	115	204	246
Net Income Attributable to DTE Energy Company	$179	$194	$383	$417
Operating Income as a Percent of Operating Revenues	23%	24%	20%	21%

Gross margin decreased $29 million and $35 million in the three and nine months ended September 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Base sales, inclusive of weather effect	$(46)	$(59)
Securitization bond and tax surcharge	5	29
Renewable energy program	12	20
Low income energy assistance surcharge	—	(20)
Regulatory mechanisms and other	—	(5)
Decrease in gross margin	$(29)	$(35)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands of MWh)
Electric Sales
Residential	4,401	4,894	11,600	12,180
Commercial	4,504	4,602	12,585	12,734
Industrial	2,635	2,707	7,746	7,645
Other	233	238	701	717
	11,773	12,441	32,632	33,276
Interconnection sales (a)	711	441	2,276	1,827
Total Electric Sales	12,484	12,882	34,908	35,103
Electric Deliveries
Retail and Wholesale	11,773	12,441	32,632	33,276
Electric Customer Choice, including self generators (b)	1,393	1,372	3,940	3,938
Total Electric Sales and Deliveries	13,166	13,813	36,572	37,214
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $2 million and $17 million in the three and nine months ended September 30, 2013, respectively. The decrease in the third quarter was due primarily to lower employee benefit expenses of $21 million and lower distribution operations expenses of $4 million, partially offset by higher corporate administrative expenses of $11 million, higher restoration and line clearance expenses of $4 million, increased energy optimization and renewable energy expenses of $4 million, increased uncollectible expenses of $2 million and increased low income energy assistance expenses of $2 million. The decrease in the nine-month period was primarily due to lower employee benefit expenses of $52 million, decreased low income energy assistance expenses of $18 million and lower power plant generation expenses of $2 million, partially offset by higher corporate administrative expenses of $22 million, higher energy optimization and renewable energy expenses of $12 million, increased uncollectible expenses of $11 million, higher restoration and line clearance expenses of $7 million and increased distribution operations expenses of $4 million.

Depreciation and amortization expense increased $16 million and $60 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter was due to higher amortization of regulatory assets of $11 million and $5 million of increased expense due to a higher depreciable base. The increase in the nine-month period was due to $45 million of higher amortization of regulatory assets and $15 million of increased expense due to a higher depreciable base.

Income tax expense decreased $19 million and $42 million in the three and nine months ended September 30, 2013, respectively, due to lower pre-tax income and a decrease in the effective income tax rate primarily due to higher production tax credits.

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

GAS

Our Gas segment consists of DTE Gas and Citizens.

Gas results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$161	$160	$1,013	$883
Cost of Gas	29	21	408	359
Gross Margin	132	139	605	524
Operation and Maintenance	105	89	316	286
Depreciation and Amortization	24	23	71	69
Taxes Other Than Income	12	10	43	42
Operating Income (Loss)	(9)	17	175	127
Other (Income) and Deductions	11	11	34	35
Income Tax Expense (Benefit)	(7)	2	50	32
Net Income (Loss) Attributable to DTE Energy Company	$(13)	$4	$91	$60
Operating Income (Loss) as a Percent of Operating Revenues	(6)%	11%	17%	14%

Gross margin decreased $7 million and increased $81 million in the three and nine months ended September 30, 2013, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statement of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$—	$51
2012 rate order	—	14
Lost and stolen gas	(4)	9
Energy optimization revenue	(2)	4
Uncollectible tracking mechanism	1	22
Revenue decoupling mechanism	(3)	(14)
Other	1	(5)
Increase (decrease) in gross margin	$(7)	$81

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gas Markets (in Bcf)
Gas sales	10	7	86	68
End user transportation	24	33	111	115
	34	40	197	183
Intermediate transportation	81	42	233	186
	115	82	430	369

Operation and maintenance expense increased $16 million and $30 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter was primarily due to higher maintenance and repair costs of $7 million, higher gas operations expenses of $6 million, higher transmission expenses of $3 million and increased uncollectible expenses of $2 million, partially offset by lower employee benefit expenses of $4 million and lower energy optimization expenses of $2 million. The increase in the nine-month period was primarily due to higher maintenance and repair costs of $12 million, higher gas operations expenses of $10 million, higher transmission expenses of $9 million, higher uncollectible expenses of $5 million and increased energy optimization expenses of $4 million, partially offset by lower employee benefit expenses of $13 million.

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

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$34	$21	$92	$73
Operation and Maintenance	7	5	19	15
Depreciation and Amortization	6	1	14	5
Taxes Other Than Income	1	1	3	3
Operating Income	20	14	56	50
Other (Income) and Deductions	(7)	(10)	(26)	(30)
Income Tax Expense	10	9	31	30
Net Income	17	15	51	50
Noncontrolling interest	1	1	2	2
Net Income Attributable to DTE Energy	$16	$14	$49	$48

Net income attributable to DTE Energy increased $2 million and increased $1 million in the three and nine months ended September 30, 2013, respectively. The increases were primarily driven by higher net income from the Bluestone and Susquehanna projects and higher earnings from equity investments, offset by lower gas storage revenue.

Outlook — Our Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Millennium Pipeline has secured customers for its Phase One and Phase Two expansions, which are scheduled to be in service in 2013 and 2014, respectively. Millennium's total capacity with the Phase One and Two expansions will increase from 525,000 dth/d to over 800,000 dth/d. Additionally, Bluestone, a 44-mile lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York designed to initially flow over 600,000 dth/d to Millennium Pipeline and Tennessee Pipeline, is in service and volumes are increasing. Through our agreement with Southwestern Energy, Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce reduced emissions fuel (REF) and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$512	$477	$1,431	$1,375
Operation and Maintenance	499	455	1,402	1,338
Depreciation and Amortization	18	14	53	43
Taxes other than Income	4	3	12	12
Asset (Gains) and Losses, Reserves and Impairments, Net	(3)	(2)	(2)	(9)
Operating Income (Loss)	(6)	7	(34)	(9)
Other (Income) and Deductions	(29)	(13)	(54)	(28)
Income Taxes
Expense	7	7	6	6
Production Tax Credits	(12)	(11)	(35)	(31)
	(5)	(4)	(29)	(25)
Net Income	28	24	49	44
Noncontrolling interest	1	2	3	4
Net Income Attributable to DTE Energy Company	$27	$22	$46	$40

Operating revenues increased $35 million and $56 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter of 2013 was primarily due to a $52 million increase associated with higher volumes from REF projects, of which $9 million represent affiliate transactions, and a $33 million increase primarily due to newly acquired on-site projects, offset by a $30 million decrease from lower volumes associated with coal transportation and marketing activities due to the sale of our coal transloading terminal in December 2012, and a $20 million decrease from lower prices and volumes associated with the steel business. The increase in the nine-month period was primarily due to a $103 million increase from newly acquired on-site projects, a $68 million increase associated with higher volumes from REF projects, of which $18 million represent affiliate transactions, partially offset by a $62 million decrease due to lower volumes associated with coal transportation and marketing activities, and a $53 million decrease from lower prices and volumes associated with the steel business.

Operation and maintenance expense increased $44 million and $64 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter of 2013 was primarily due to a $53 million increase associated with higher volumes from REF projects, of which $9 million represent affiliate transactions, a $27 million increase primarily due to newly acquired on-site projects, and a $3 million increase associated with the mobilization and start-up of a biomass-fired power project, offset by a $25 million decrease from lower volumes associated with coal transportation and marketing activities, and a $15 million decrease from lower prices and volumes associated with the steel business. The increase in the nine-month period was primarily due to a $91 million increase from newly acquired on-site projects, a $72 million increase associated with higher volumes from REF projects, of which $18 million represent affiliate transactions, partially offset by a $55 million decrease due to lower volumes associated with coal transportation and marketing activities, and a $44 million decrease in prices and volumes associated with the steel business.

Asset (gains) losses, reserves and impairments, net decreased by $7 million in the nine months ended September 30, 2013, due primarily to a $6 million asset impairment at an on-site facility.
Other (income) and deductions increased by $16 million and $26 million in the three and nine months ended September 30, 2013, respectively. The increase in the third quarter was due primarily to a $8 million increase in gains recognized in connection with sales of a membership interests in REF facilities (treated as sales of tax credits for financial reporting purposes), and a $2 million increase related to higher equity earnings at various projects. The year to date increase was due primarily to a $14 million increase in gains recognized in connection with sales of membership interests in REF facilities (treated as sales of tax credits for financial reporting purposes), and a $7 million increase related to higher equity earnings at various projects.

Outlook - The Company has constructed and placed in service nine REF facilities including four facilities located at third party owned coal-fired power plants. The Company has sold membership interests in four of the facilities. We continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. Additionally, we intend to relocate two underutilized facilities, located at DTE Electric sites, to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2014 and future years. The proceeds from executed and planned sales of membership interests in the REF facilities are expected to be received by the Company on an installment basis, and the Company will recognize the related gains (treated as sales of tax credits for financial reporting purposes) as production tax credits are generated by the respective facilities.

We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2014. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We have four biomass-fired power generation facilities in operation, and we are converting an additional facility to be placed in service in 2013. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We will begin construction on a new natural gas-fired cogeneration facility and two landfill gas to energy projects during the year which will be completed in 2014. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

Energy Trading results are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions)
Operating Revenues	$463	$223	$1,307	$723
Fuel, Purchased Power and Gas	453	202	1,242	658
Gross Margin	10	21	65	65
Operation and Maintenance	17	17	57	52
Depreciation and Amortization	—	1	1	1
Taxes Other Than Income	1	—	3	2
Operating Income (Loss)	(8)	3	4	10
Other (Income) and Deductions	2	2	6	6
Income Tax Expense (Benefit)	(4)	—	(1)	1
Net Income (Loss) Attributable to DTE Energy Company	$(6)	$1	$(1)	$3

Gross margin decreased $11 million and was consistent with 2012 for the three and nine months ended September 30, 2013, respectively. The overall decrease in gross margin for the third quarter was primarily due to timing related losses in the gas structured strategy.

The third quarter decrease of $11 million represents a $13 million decrease in unrealized margins and a $2 million increase in realized margins. The $13 million decrease in unrealized margins is due to $30 million of unfavorable results, primarily due to timing related losses in our gas structured strategy, and unfavorable results in our power full requirements strategy, partially offset by $17 million of favorable results, primarily in our gas full requirements and gas trading strategies. The $2 million increase in realized margins is due to $11 million of favorable results, primarily in our power and gas trading strategies, partially offset by $9 million of unfavorable results, primarily in our gas transportation, gas storage and power origination strategies.

The nine months ended September 30, 2013 represents a $10 million increase in realized margins and $10 million decrease in unrealized margins. The $10 million increase in realized margins is due to $27 million of favorable results, primarily in our gas trading, gas full requirements, and gas storage strategies, partially offset by $17 million of unfavorable results, primarily in our gas transportation, power trading and power origination strategies. The $10 million decrease in unrealized margins is due to $19 million of unfavorable results, primarily in our gas trading and gas structured strategies, partially offset by $9 million of favorable results, primarily in our gas full requirements, gas storage, and power trading strategies.

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

See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. Net losses of $5 million and $31 million in the three and nine months ended September 30, 2013, respectively, were improvements of $4 million and $8 million, respectively, from the losses in the comparable 2012 periods.

DISCONTINUED OPERATIONS

Unconventional Gas Production

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. See Note 5 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and natural gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2013, we expect that cash from operations will be approximately $1.9 billion. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2013 of approximately $2.1 billion. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$542	$535
Depreciation, depletion and amortization	811	747
Nuclear fuel amortization	25	25
Allowance for equity funds used during construction	(10)	(10)
Deferred income taxes	162	96
Asset (gains) and losses, reserves and impairments, net	(5)	(7)
Working capital and other	190	343
	1,715	1,729
Investing activities:
Plant and equipment expenditures — utility	(1,101)	(1,008)
Plant and equipment expenditures — non-utility	(270)	(214)
Proceeds from sale of assets	20	20
Other	14	18
	(1,337)	(1,184)
Financing activities:
Issuance of long-term debt	768	495
Redemption of long-term debt	(855)	(447)
Short-term borrowings, net	31	(321)
Issuance of common stock	29	29
Dividends on common stock and other	(345)	(310)
	(372)	(554)
Net Increase (Decrease) in Cash and Cash Equivalents	$6	$(9)

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the nine months ended September 30, 2013 was $14 million lower than the comparable 2012 period. The operating cash flow comparison reflects lower cash generated from working capital items partially offset by higher net income after adjusting for non-cash and non-operating items (primarily depreciation, depletion and amortization, and deferred income taxes).

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

Net cash used for investing activities was higher by $153 million in 2013 due primarily to increased capital expenditures by our utility and non-utility businesses.

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

Net cash used for financing activities was lower by $182 million in 2013 due primarily to increased short-term borrowings and issuances of long-term debt, partially offset by increased redemption of long-term debt and higher dividends on common stock.

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

We may be impacted by the timing of collection or refund of various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.

We have approximately $900 million in long-term debt maturing in the next twelve months. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by DTE Electric’s customers. The repayment of the other debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.5 billion of available liquidity at September 30, 2013, consisting of cash and amounts available under unsecured revolving credit agreements.

During the first nine months of 2013, the Company contributed $250 million to its pension plans, including a contribution of DTE Energy common stock of $200 million. At the discretion of management, and depending upon financial market condition, the Company may make up to an additional $25 million contribution to its pension plans in 2013. In January 2013, the Company contributed $145 million to its other postretirement benefit plans. At the discretion of management, the Company may make up to an additional $120 million contribution to its other postretirement benefit plans in 2013.

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. As of September 30, 2013, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date was approximately $327 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity. In addition, the Company maintains adequate credit facilities to meet this obligation should such an occurrence arise.

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

The following tables provide details on changes in our MTM net asset (or liability) position for the nine months ended September 30, 2013:

Total
(In millions)
MTM at December 31, 2012	$(4)
Reclassify to realized upon settlement	(49)
Changes in fair value recorded to income	56
Amounts recorded to unrealized income	7
Changes in fair value recorded in regulatory liabilities	7
Amounts recorded in other comprehensive income, pretax	1
Change in collateral held by (for) others	(9)
Option premiums paid and other	17
MTM at September 30, 2013	$19

The table below shows the maturity of our MTM positions:

Source of Fair Value	2013	2014	2015	2016 and Beyond	Total Fair Value
	(In millions)
Level 1	$27	$(12)	$(5)	$—	$10
Level 2	24	(1)	(1)	—	22
Level 3	(17)	9	2	2	(4)
MTM before collateral adjustments	$34	$(4)	$(4)	$2	28
Collateral adjustments					(9)
MTM at September 30, 2013					$19

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

Our Power and Industrial Projects business segment is subject to electricity and natural gas product price risk. The Company manages its exposures to commodity price risk through the use of long-term contracts.

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

The Company's utilities provide services to the city of Detroit, Michigan (Detroit). Detroit filed for Chapter 9 bankruptcy protection on July 18, 2013. The Company had pre-petition accounts receivable of approximately $20 million outstanding as of the bankruptcy filing date. Detroit has been paying amounts owed in a timely manner and its account is substantially current. The Company does not expect Detroit's bankruptcy filing to have a material impact on its financial results.
Other

We engage in business with customers that are non-investment grade. We closely monitor the credit ratings of these customers and, when deemed necessary, we request collateral or guarantees from such customers to secure their obligations.

Trading Activities

We are exposed to credit risk through trading activities. Credit risk is the potential loss that may result if our trading counterparties fail to meet their contractual obligations. We utilize both external and internal credit assessments when determining the credit quality of our trading counterparties. The following table displays the credit quality of our trading counterparties as of September 30, 2013:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$149	$—	$149
BBB+ and BBB	235	—	235
BBB−	109	—	109
Total Investment Grade	493	—	493
Non-investment grade (b)	1	—	1
Internally Rated — investment grade (c)	121	—	121
Internally Rated — non-investment grade (d)	28	(9)	19
Total	$643	$(9)	$634
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

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 4 percent of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2013, we had a floating rate debt-to-total debt ratio of approximately 4 percent (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2013 and 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2013 and 2012:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of September 30,		As of September 30,
Activity	2013	2012	2013	2012	Change in the Fair Value of
	(In millions)
Coal contracts	$(1)	$3	$1	$(1)	Commodity contracts
Natural gas contracts	$(10)	$(9)	$10	$10	Commodity contracts
Electricity contracts	$11	$3	$(6)	$(3)	Commodity contracts
Interest rate risk	$(303)	$(225)	$322	$237	Long-term debt
Foreign currency exchange risk	$—	$(1)	$—	$1	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U. S. District Court Judge.

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

A work interruption may adversely affect us. Unions represent approximately 4,900 of our employees. Our contracts with several bargaining units for the majority of our represented employees were due to expire in June and October 2013. Early negotiations resulted in new contracts that became effective in March 2013. The new contracts will expire in June 2017 for the DTE Electric bargaining units and in October 2017 for the DTE Gas bargaining units. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2013, the Company contributed $100 million of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 1,522,301 shares valued at $65.69 per share, the closing market price of DTE Energy common stock on that date in accordance with fair value measurement and accounting requirements. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2013:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2013 — 07/31/2013	1,005	$65.77	—	—	—
08/01/2013 — 08/31/2013	2,152	$68.95	—	—	—
09/01/2013 — 09/30/2013	1,000	$68.34	—	—	—
Total	4,157		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. Exhibits

(i) Exhibits filed herewith:

10-87	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013

12-55	Computation of Ratio of Earnings to Fixed Charges

31-85	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-86	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits incorporated herein by reference:

4-281
Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-281 to DTE Electric Form 10-Q for the quarter ended September 30, 2013). (2013 Series B)

(iii) Exhibits furnished herewith:

32-85	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-86	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

Date: October 25, 2013	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)