Form 10-K
period 2013-12-31
DTE ENERGY CO
filed 2014-02-14
CIK 936340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
On June 28, 2013, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was approximately $11.7 billion (based on the New York Stock Exchange closing price on such date). There were 177,086,236 shares of common stock outstanding at January 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy Company’s definitive Proxy Statement for its 2014 Annual Meeting of Common Shareholders to be held May 1, 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13 and 14) of this Form
10-K.

DTE Energy Company
Annual Report on Form 10-K
Year Ended December 31, 2013

Table of Contents

		Page
Definitions		1
Forward-Looking Statements		3
PART I
Items 1. & 2.	Business and Properties	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	20
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	21
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	112
Item 9A.	Controls and Procedures	112
Item 9B.	Other Information	112
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
Item 14.	Principal Accountant Fees and Services	112
PART IV
Item 15.	Exhibits and Financial Statement Schedule	113
Signatures		122
EX-4.282
EX-4.283
EX-12.56
EX-21.9
EX-23.27
EX-31.87
EX-31.88
EX-32.87
EX-32.88
EX-99.55
EX-99.56
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

CFTC	U.S. Commodity Futures Trading Commission

Citizens	Citizens Fuel Gas Company, which distributes natural gas in Adrian, Michigan

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and gas

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies. Formerly known as The Detroit Edison Company.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies. Formerly known as Michigan Consolidated Gas Company.

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

MCIT	Michigan Corporate Income Tax

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NRC	United States Nuclear Regulatory Commission

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC, CFTC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation; including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity and natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	volatility in commodity markets, deviations in weather and related risks impacting the results of our energy trading operations;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

DTE Gas is a Michigan corporation organized in 1898 and is a public utility subject to regulation by the MPSC and the FERC. DTE Gas is engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity.

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

•	Energy Trading consists of energy marketing and trading operations.

Corporate and Other

•	Corporate and other includes various holding company activities, holds certain non-utility debt and energy-related investments.
Refer to our Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.

ELECTRIC

Description

Our Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA and the MDEQ. Electricity is generated from our fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant and our wind and other renewable assets, and is purchased from electricity generators, suppliers and wholesalers. The electricity we produce and purchase is sold to three major classes of customers: residential, commercial and industrial, throughout southeastern Michigan.

Revenue by Service

	2013	2012	2011
	(In millions)
Residential	$2,351	$2,354	$2,182
Commercial	1,883	1,898	1,704
Industrial	799	784	692
Other	45	152	458
Subtotal	5,078	5,188	5,036
Interconnection sales (a)	121	105	118
Total Revenue	$5,199	$5,293	$5,154
______________________________

(a)	Represents power that is not distributed by DTE Electric.

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

Fuel Supply and Purchased Power

Our power is generated from a variety of fuels and is supplemented with purchased power. We expect to have an adequate supply of fuel and purchased power to meet our obligation to serve customers. Our generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. We expect to obtain the majority of our coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. We have long-term and short-term contracts for the purchase of approximately 29.4 million tons of low-sulfur western coal to be delivered from 2014 through 2016 and approximately 1.6 million tons of Appalachian coal to be delivered in 2014. All of these contracts have pricing schedules. We have approximately 92% of our 2014 expected coal requirements under contract. Given the geographic diversity of supply, we believe we can meet our expected generation requirements. We lease a fleet of rail cars and have our expected western coal rail requirements under contract through 2018. All of our expected eastern coal rail requirements are under contract through 2016. Our expected vessel transportation requirements for delivery of purchased coal to our generating facilities are under contract through 2014.

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

Generating plants owned and in service as of December 31, 2013 are shown in the following table. The Company's renewable energy generation, principally wind turbines, is described below.

	Location by Michigan	Summer Net Rated Capability (a)
Plant Name	County	(MW)	(%)	Year in Service
Fossil-fueled Steam-Electric
Belle River (b)	St. Clair	1,036	9.9	1984 and 1985
Greenwood	St. Clair	798	7.7	1979
Monroe (c)	Monroe	3,022	29.0	1971, 1973 and 1974
River Rouge	Wayne	537	5.2	1957 and 1958
St. Clair	St. Clair	1,386	13.3	1953, 1954, 1959, 1961 and 1969
Trenton Channel	Wayne	631	6.0	1949 and 1968
		7,410	71.1
Oil or Gas-fueled Peaking Units	Various	989	9.5	1966-1971, 1981 and 1999
Nuclear-fueled Steam-Electric Fermi 2 (d)	Monroe	1,102	10.6	1988
Hydroelectric Pumped Storage Ludington (e)	Mason	917	8.8	1973
		10,418	100.0
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

(c)	The Monroe generating plant provided 38% of DTE Electric’s total 2013 power generation.

(d)	Fermi 2 has a design electrical rating (net) of 1,150 MW.

(e)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 1,872 MW. See Note 9 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

In 2008, a renewable portfolio standard was established for Michigan electric providers targeting 10% of electricity sold to retail customers from renewable energy by 2015. DTE Electric had approximately 900 MW of owned or contracted renewable energy generation, principally wind turbines located in Gratiot, Tuscola, Huron and Sanilac counties in Michigan, at December 31, 2013, which is projected to represent approximately 9.6% of electricity that will be sold to retail customers in 2015. Approximately 690 MW was in commercial operation at December 31, 2013. DTE Electric expects to meet the 10% renewable portfolio standard with the commercial operation of an additional 210 MW in 2014 and 50 MW in 2015.

DTE Electric owns and operates 669 distribution substations with a capacity of approximately 33,418,000 kilovolt-amperes (kVA) and approximately 428,600 line transformers with a capacity of approximately 23,272,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2013:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	27,739	14,578
24 kV	182	692
40 kV	2,289	383
120 kV	54	8
	30,264	15,661

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

The electric Customer Choice program in Michigan allows our electric customers to purchase their electricity from alternative electric suppliers of generation services, subject to limits. Customers choosing to purchase power from alternative electric suppliers represented approximately 10% of retail sales in 2013, 2012 and 2011. Customers participating in the electric Customer Choice program consist primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total potential Customer Choice related migration, mitigating some of the unfavorable effects of electric Customer Choice on our financial performance and full service customer rates. We expect that in 2014 customers choosing to purchase power from alternative electric suppliers will represent approximately 10% of retail sales.

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

Revenue by Service

	2013	2012	2011
	(In millions)
Gas sales	$1,093	$957	$1,150
End user transportation	212	198	194
Intermediate transportation	59	58	58
Storage and other	110	102	103
Total Revenue	$1,474	$1,315	$1,505

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•
End user transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers, and small-volume commercial and industrial customers who have elected to participate in our gas Customer Choice program. End user transportation customers purchase natural gas directly from marketers, producers or brokers and utilize our pipeline network to transport the gas to their facilities or homes.

•
Intermediate transportation — Gas delivery service is provided to producers, brokers and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers use our gathering and high-pressure transportation system to transport the natural gas to storage fields, processing plants, pipeline interconnections or other locations.

•	Storage and other — Includes revenues from natural gas storage, appliance maintenance, facility development and other energy-related services.

Our gas sales, end user transportation and intermediate transportation volumes, revenues and net income are impacted by weather. Given the seasonal nature of our business, revenues and net income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and we typically realize substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The impacts of changes in average customer usage are minimized by the RDM. Effective with the self implementation of rates on November 1, 2012, the RDM was terminated. The DTE Gas partial rate case settlement agreement approved by the MPSC in December 2012 created a new RDM effective November 1, 2013 which decouples weather normalized distribution revenue inside caps. The caps are tied to expected customer conservation attributable to DTE Gas's energy efficiency program, or 1.125% in year one, increasing to 2.25% for the second and future periods.

Our operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on our Gas segment.

Natural Gas Supply

Our gas distribution system has a planned maximum daily send-out capacity of 2.5 Bcf, with approximately 67% of the volume coming from underground storage for 2013. Peak-use requirements are met through utilization of our storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of our geographic diversity of supply and our pipeline transportation and storage capacity, we are able to reliably meet our supply requirements. We believe natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

We purchase natural gas supplies in the open market by contracting with producers and marketers, and we maintain a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify our natural gas supply base. We obtain our natural gas supply from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC approved fixed price supplies with varying terms and volumes through 2016.

We are directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent and Canadian regions. Our primary long-term transportation supply contracts are as follows:

	Availability (MMcf/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2014
Viking Gas Transmission Company	21	2017
Vector Pipeline L.P.	50	2015
ANR Pipeline Company	224	2028
Panhandle Eastern Pipeline Company	75	2029

Properties

We own distribution, storage and transportation properties that are located in the State of Michigan. Our distribution system includes approximately 19,000 miles of distribution mains, approximately 1,162,000 service pipelines and approximately 1,311,000 active meters. We own approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect our storage fields with the sources of supply and the market areas.

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

Regulation

DTE Gas's business is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting and operating-related matters. DTE Gas's MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on our investments. DTE Gas operates natural gas storage and transportation facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate storage and transportation services pursuant to an MPSC-approved tariff.

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

See Notes 11 and 19 of the Notes to the Consolidated Financial Statements in Item 8 of this Report.

Energy Assistance Program

Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to DTE Gas’s ability to control its uncollectible accounts receivable and collections expenses. DTE Gas’s uncollectible accounts receivable expense is directly affected by the level of government-funded assistance its qualifying customers receive. We work continuously with the State of Michigan and others to determine whether the share of funding allocated to our customers is representative of the number of low-income individuals in our service territory. We also partner with federal, state and local officials to attempt to increase the share of low-income funding allocated to our customers. Changes in the level of funding provided to our low-income customers will affect the level of uncollectible expense.

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

DTE Gas’s storage capacity is used to store natural gas for delivery to DTE Gas's customers as well as sold to third parties, under a variety of arrangements for periods up to three years. Prices for storage arrangements for shorter periods are generally higher, but more volatile than for longer periods. Prices are influenced primarily by market conditions, weather and natural gas pricing.

GAS STORAGE AND PIPELINES

Description

Gas Storage and Pipelines controls two natural gas storage fields, intrastate lateral and intrastate gathering pipeline systems, and has ownership interests in two interstate pipelines serving the Midwest, Ontario and Northeast markets. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts.

Properties

The Gas Storage and Pipelines business holds the following property:

Property Classification	% Owned	Description	Location
Pipelines
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan and Ontario market centers	IL, IN, MI & Ontario
Millennium Pipeline	26%	182-mile pipeline serving markets in the Northeast	NY
Bluestone Lateral	100%	44-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA & NY
Susquehanna gathering system	100%	Gathering system delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Lateral	PA
Michigan gathering systems	100%	Gathers production gas in northern Michigan	MI
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, DTE Gas provides physical operations, maintenance, and technical support for the Washington 10 and 28 storage facilities and for the Michigan gathering systems.

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

Strategy and Competition

Our Gas Storage and Pipelines business expects to continue its steady growth plan by expanding existing assets and developing new assets that are typically supported with long−term customer commitments. We have competition from other pipelines and storage providers. The Gas Storage and Pipelines business focuses on asset development opportunities in the Midwest−to−Northeast region to supply natural gas to meet growing demand. Much of the growth in demand for natural gas is expected to occur in the Eastern Canada and the Northeast U.S. regions. We believe that the Vector and Millennium Pipelines are well positioned to provide access routes and low−cost expansion options to these markets. In addition, we believe that Millennium Pipeline is well positioned for growth in production from the Marcellus shale, especially with respect to Marcellus production in Northern Pennsylvania and along the southern tier of New York. Gas Storage and Pipelines has an agreement with Southwestern Energy Services Company and affiliates to support its Bluestone Lateral and Susquehanna gathering system. Bluestone Lateral is a 44-mile pipeline in Susquehanna County, Pennsylvania and Broome County, New York with the southern portion of the pipeline placed in service in 2012 and the northern portion placed in service in the first quarter of 2013. We expect to continue steady growth in the Gas Storage and Pipelines business and are evaluating new pipeline and storage investment opportunities that could include additional Millennium expansions and laterals, Bluestone laterals and gathering expansions and other Marcellus midstream development or partnering opportunities. Our operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the Gas Storage and Pipelines business.

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

Steel and Petroleum Coke:  We produce metallurgical coke from two coke batteries with a capacity of 1.4 million tons per year. We have an investment in a third coke battery with a capacity of 1.2 million tons per year. We also provide pulverized coal and petroleum coke to the steel, pulp and paper, and other industries.

Onsite Energy:  We provide power generation, steam production, chilled water production, wastewater treatment and compressed air supply to industrial customers. We provide utility-type services using project assets usually located on or near the customers' premises in the automotive, airport, chemical and other industries.

Wholesale Power and Renewables:  We own and operate four biomass-fired electric generating plants with a capacity of 183 MWs. We own a coal-fired power plant currently undergoing conversion to biomass with an in-service date in 2014. The electric output is sold under long term power purchase agreements. We also develop landfill gas recovery systems that capture the gas and provide local utilities, industry and consumers with an opportunity to use a competitive, renewable source of energy, in addition to providing environmental benefits by reducing greenhouse gas emissions.

Reduced Emissions Fuel (REF): We own and operate nine REF facilities. Our facilities blend a proprietary additive with coal used in coal-fired power plants resulting in reduced emissions of Nitrogen Oxide (NO) and Mercury (Hg). Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the Internal Revenue Service. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits. We placed in service five REF facilities in 2009 and an additional four REF facilities in 2011. To optimize income and cash flow from the REF operations, we sold membership interests at two of the facilities in 2011 and at two additional facilities in 2013. We continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. Additionally, we intend to relocate certain underutilized facilities to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2014 and future years.

Properties and Other

The following are significant properties operated by the Power and Industrial Projects segment:

Facility	Location	Service Type
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI, PA & IN	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN & MS	Metallurgical Coke Supply and Pulverized Petroleum Coke

On-Site Energy
Automotive	Various sites in	Electric Distribution, Chilled Water,
	MI, IN, OH & NY	Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist and Dust Collectors
Airports	MI & PA	Electricity, Hot and Chilled Water
Chemical Manufacturing	IL, KY & OH	Electricity, Steam, Natural Gas, Compressed Air and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Hot and Chilled Water, Sewer, Compressed Air
Business Park	FL, OH & PA	Electricity, Steam, Hot and Chilled Water, Compressed Air
Hospital	CA	Electricity, Steam and Chilled Water

Wholesale Power and Renewables
Pulp and Paper	AL	Electric Generation and Steam
Renewables	CA, MN & WI	Electric Generation
Landfill Gas Recovery	Various U.S. sites	Electric Generation and Landfill Gas

REF	MI, OK, IL & OH	REF Supply

	2013	2012	2011
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$44	$35	$1
Power Generation	8	7	4
Landfill Gas Recovery	1	1	1
	$53	$43	$6

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

Strategy and Competition

Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow our steel, renewable power, on-site energy, landfill gas recovery and REF businesses. We also will continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for our existing disparate businesses who provide similar products and services. Our operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the Power and Industrial Projects business.

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

We intend to focus on the following areas for growth:

•	Selling membership interests in our REF projects;

•	Relocating our underutilized REF facilities to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2014 and future years;

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects which may qualify for tax credits; and

•	Providing operating services to owners of industrial and power plants.

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

	Electric	Gas	Non-utility	Total
	(In millions)
Air	$1,420	$—	$—	$1,420
Water	80	—	18	98
Contaminated and other sites	8	28	—	36
Estimated total future expenditures through 2021	$1,508	$28	$18	$1,554
Estimated 2014 expenditures	$280	$5	$10	$295
Estimated 2015 expenditures	$95	$6	$8	$109

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions of mercury and other emissions. Future rulemakings could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants over the next few years.

Water - In response to an EPA regulation, DTE Electric is required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intakes. However, the types of technologies are unknown at this time. The EPA is expected to finalize regulations on cooling water intake in early 2014. The EPA has also issued proposed steam electric effluent guidelines. When finalized, these guidelines are expected to require additional wastewater discharge controls.

Contaminated and Other Sites - Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. Gas segment owns, or previously owned, fifteen such former MGP sites. DTE Electric owns, or previously owned, three former MGP sites. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent MGP environmental costs from having a material adverse impact on the Company's results of operations.

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

The EPA has published proposed rules to regulate coal ash, which may result in a designation of coal ash as a hazardous waste. The EPA could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

See Notes 11 and 19 of the Notes to Consolidated Financial Statements in Item 8 of this Report and Management’s Discussion and Analysis in Item 7 of this Report.

EMPLOYEES

We had approximately 9,900 employees as of December 31, 2013, of which approximately 4,900 were represented by unions. There are several bargaining units for the Company’s represented employees. The majority of represented employees are under contracts that expire in 2016 and 2017.

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

We are subject to rate regulation.  Electric and gas rates for our utilities are set by the MPSC and the FERC and cannot be changed without regulatory authorization. We may be negatively impacted by new regulations or interpretations by the MPSC, the FERC or other regulatory bodies. Our ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Our regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under our governing laws and regulations. Our utilities typically self-implement base rate changes six months after rate case filings in accordance with Michigan law. However, if the final rates authorized by our regulators in the final rate order are lower than the amounts we collected during the self-implementation period, we must refund the difference with interest. Our regulators may also disagree with our rate calculations under the various tracking and decoupling mechanisms that are intended to mitigate the risk to our utilities of certain aspects of our business. If we cannot agree with our regulators on an appropriate reconciliation of those mechanisms, it may impact our ability to recover certain costs through our customer rates. Our regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for us to recover our costs in the rates we charge customers. We cannot predict what rates an MPSC order will authorize in future rate cases. New legislation, regulations or interpretations could change how our business operates, impact our ability to recover costs through rates or require us to incur additional expenses.

Changes to Michigan's electric Customer Choice program could negatively impact our financial performance.  The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for our customers, while alternative electric suppliers charge market-based rates. Energy legislation enacted by the State of Michigan in 2008, placed a 10% cap on the total potential electric Customer Choice related migration. However, even with the legislated 10% cap on participation , there continues to be legislative and financial risk associated with the electric Customer Choice program. Electric Customer Choice migration is sensitive to market price and full service electric price changes.

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

Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in our generation fleet and gas distribution businesses. These laws and regulations require us to seek a variety of environmental licenses, permits, inspections and other regulatory approvals. We could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, we may become a responsible party for environmental cleanup at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.

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

The supply and/or price of energy commodities and/or related services may impact our financial results.  We are dependent on coal for much of our electrical generating capacity. Our access to natural gas supplies is critical to ensure reliability of service for our utility gas customers. Our non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations, fuel supply disruptions and changes in transportation costs could have a negative impact on the amounts we charge our utility customers for electricity and gas and on the profitability of our non-utility businesses. We have hedging strategies and regulatory recovery mechanisms in place to mitigate some of the negative fluctuations in commodity supply prices in our utility and non-utility businesses, but there can be no assurances that our financial performance will not be negatively impacted by price fluctuations. The price of energy also impacts the market for our non-utility businesses that compete with utilities and alternative electric suppliers.

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

Poor investment performance of pension and other postretirement benefit plan assets and other factors impacting benefit plan costs could unfavorably impact our liquidity and results of operations.  Our costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and our required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under our plans. We have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding requirements under our pension and other postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, our pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding requirements. Also, if future increases in pension and other postretirement benefit costs as a result of reduced plan assets are not recoverable from our utility customers, the results of operations and financial position of our company could be negatively affected. Without sustained growth in the plan investments over time to increase the value of our plan assets, we could be required to fund our plans with significant amounts of cash. Such cash funding obligations could have a material impact on our cash flows, financial position, or results of operations.

Our ability to access capital markets is important.  Our ability to access capital markets is important to operate our businesses. Turmoil in credit markets may constrain our ability, as well as the ability of our subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies and the market as a whole could limit our access to capital markets. Our long term revolving credit facilities do not expire until 2018, but we regularly access capital markets to refinance existing debt or fund new projects at our utilities and non-utility businesses, and we cannot predict the pricing or demand for those future transactions.

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

Our participation in energy trading markets subjects us to risk.  Events in the energy trading industry have increased the level of scrutiny on the energy trading business and the energy industry as a whole. In certain situations we may be required to post collateral to support trading operations, which could be substantial. If access to liquidity to support trading activities is curtailed, we could experience decreased earnings potential and cash flows. Energy trading activities take place in volatile markets and expose us to risks related to commodity price movements, deviations in weather and other related risks. We routinely have speculative trading positions in the market, within strict policy guidelines we set, resulting from the management of our business portfolio. To the extent speculative trading positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position. We manage our exposure by establishing and enforcing strict risk limits and risk management procedures. During periods of extreme volatility, these risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities.

Our ability to utilize production tax credits may be limited.  To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. We generated production tax credits from coke production, landfill gas recovery, biomass fired electric generation, reduced emission fuel, renewable energy generation and gas production operations. All production tax credits taken after 2011 are subject to audit by the Internal Revenue Service (IRS). If our production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact our earnings and cash flows.

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

Renewable portfolio standards and energy efficiency programs may affect our business.  We are subject to existing Michigan and potential future federal legislation and regulation requiring us to secure sources of renewable energy. We expect to comply with the existing state legislation, but we do not know what requirements may be added by federal legislation. In addition, there could be additional state requirements increasing the percentage of power required to be provided by renewable energy sources. We cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates we charge to our customers.

We are also required by Michigan legislation to implement energy efficiency measures and provide energy efficiency customer awareness and education programs. These requirements necessitate expenditures and implementation of these programs creates the risk of reducing our revenues as customers decrease their energy usage. We cannot predict how these programs will impact our business and future operating results.

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

A work interruption may adversely affect us.  There are several bargaining units for the Company's approximately 4,900 represented employees. The majority of represented employees are under contracts that expire in 2016 and 2017. A union choosing to strike would have an impact on our business. We are unable to predict the effect a work stoppage would have on our costs of operation and financial performance.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U.S. District Court Judge.

DTE Energy and DTE Electric believe that the plants identified by the EPA and the Sierra Club, including Unit 2 of the Monroe Power Plant, have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric plan to file an answer to the amended complaint in the first quarter of 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of our common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends Paid per Share
Year	Quarter	High	Low
2013
	First	$68.38	$60.33	$0.6200
	Second	$73.32	$63.38	$0.6550
	Third	$71.77	$64.71	$0.6550
	Fourth	$70.64	$64.45	$0.6550
2012
	First	$56.52	$52.46	$0.5875
	Second	$60.25	$53.70	$0.5875
	Third	$62.54	$58.06	$0.6200
	Fourth	$62.49	$58.20	$0.6200

At December 31, 2013, there were 177,087,230 shares of our common stock outstanding. These shares were held by a total of 64,638 shareholders of record.

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

We paid cash dividends on our common stock of $445 million in 2013, $407 million in 2012, and $389 million in 2011. The amount of future dividends will depend on our earnings, cash flows, financial condition and other factors that are periodically reviewed by our Board of Directors. Although there can be no assurances, we anticipate paying dividends for the foreseeable future.

See Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information on dividend restrictions.

All of our equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. See Note 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional detail.

See the following table for information as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	723,697	$42.60	2,044,255

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2013:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2013 — 10/31/2013	1,452	$66.69	—	—	—
11/01/2013 — 11/30/2013	—	—	—	—	—
12/01/2013 — 12/31/2013	2,790	$67.62	—	—	—
Total	4,242		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31
Company/Index	2009	2010	2011	2012	2013
DTE Energy Company	30.08	9.06	25.76	14.90	14.89
S&P 500 Index	26.46	15.06	2.11	16.00	32.39
S&P 500 Multi-Utilities Index	20.92	11.08	18.41	4.24	17.88

	Indexed Returns Year Ended December 31
	Base Period
Company/Index	2008	2009	2010	2011	2012	2013
DTE Energy Company	100	130.08	141.86	178.40	204.99	235.52
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Multi-Utilities Index	100	120.92	134.32	159.05	165.79	195.43

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
DTE Energy Company
S&P 500 Index
S&P 500 Multi-Utilities Index

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the accompanying Management’s Discussion and Analysis in Item 7 of this Report and Notes to the Consolidated Financial Statements in Item 8 of this Report.

	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Operating Revenues	$9,661	$8,791	$8,858	$8,525	$7,983
Net Income Attributable to DTE Energy Company
Income from continuing operations (a)	$661	$666	$714	$638	$538
Discontinued operations (b)	—	(56)	(3)	(8)	(6)
Net Income Attributable to DTE Energy Company	$661	$610	$711	$630	$532
Diluted Earnings Per Common Share
Income from continuing operations	$3.76	$3.88	$4.20	$3.78	$3.27
Discontinued operations	—	(0.33)	(0.02)	(0.04)	(0.03)
Diluted Earnings Per Common Share	$3.76	$3.55	$4.18	$3.74	$3.24
Financial Information
Dividends declared per share of common stock	$2.59	$2.42	$2.32	$2.18	$2.12
Total assets	$25,935	$26,339	$26,009	$24,896	$24,195
Long-term debt, including capital leases	$7,214	$7,014	$7,187	$7,089	$7,370
Shareholders’ equity	$7,921	$7,373	$7,009	$6,722	$6,278
_______________________________________

(a)	2011 results include an $87 million income tax benefit related to the enactment of the MCIT.

(b)	Discontinued operations represents the Unconventional Gas Production business that was sold in 2012 resulting in a $55 million after-tax loss on sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

DTE Energy is a diversified energy company with 2013 operating revenues of approximately $9.7 billion and approximately $26 billion in assets. We are the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout Michigan. We operate three energy-related non-utility segments with operations throughout the United States.

The following table summarizes our financial results:

	2013	2012	2011
	(In millions, except per share amounts)
Income from continuing operations	$668	$674	$723
Diluted earnings per common share from continuing operations	$3.76	$3.88	$4.20

The decrease in 2013 income from continuing operations is primarily due to lower earnings in the Energy Trading segment, partially offset by higher earnings in the Gas and Power and Industrial Projects segments. The decrease in 2012 income from continuing operations is principally driven by an income tax benefit of $87 million in the Corporate and Other segment related to the enactment of the MCIT in the second quarter of 2011 and lower results in the Energy Trading segment, partially offset by improved results in the Electric segment.

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

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. DTE Electric's capital investments over the 2014-2018 period are estimated at $5.6 billion for base infrastructure, $700 million for mandated environmental compliance requirements and $400 million for renewable energy and energy efficiency expenditures. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

DTE Gas's capital investments over the 2014-2018 period are estimated at $700 million for base infrastructure and $500 million for gas main renewal, meter move out and pipeline integrity programs. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism (IRM) and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal and meter move out and pipeline integrity programs. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, acid gases, particulate matter and mercury emissions. To comply with these requirements, DTE Electric has spent approximately $2.0 billion through 2013. It is estimated that DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers per MPSC protocols. Increased costs for energy produced from traditional coal based sources could also increase the economic viability of energy produced from renewable and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities for our utility and non-utility segments. At the present time, it is not possible to quantify the financial implication of these climate related legislative or regulatory initiatives on DTE Energy or its customers.

See Note 19 of the Notes to the Consolidated Financial Statements and Items 1. and 2. Business and Properties for further discussion of Environmental Matters.

OUTLOOK

The next few years will be a period of rapid change for DTE Energy and for the energy industry. Our strong utility base, combined with our integrated non-utility operations, position us well for long-term growth.

Looking forward, we will focus on several areas that we expect will improve future performance:

•	electric and gas customer satisfaction;

•	electric reliability;

•	rate competitiveness and affordability;

•	regulatory stability and investment recovery for our utilities;

•	growth of our utility asset base;

•	employee engagement;

•	cost structure optimization across all business segments;

•	cash, capital and liquidity to maintain or improve our financial strength; and

•	investments that integrate our assets and leverage our skills and expertise.

We will continue to pursue opportunities to grow our businesses in a disciplined manner if we can secure opportunities that meet our strategic, financial and risk criteria.

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	2013	2012	2011
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$484	$483	$434
Gas	143	115	110
Gas Storage and Pipelines	70	61	57
Power and Industrial Projects	66	42	38
Energy Trading	(58)	12	52
Corporate and Other	(44)	(47)	23
Income From Continuing Operations Attributable to DTE Energy Company	661	666	714
Discontinued Operations	—	(56)	(3)
Net Income Attributable to DTE Energy Company	$661	$610	$711

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	2013	2012	2011
	(In millions)
Operating Revenues	$5,199	$5,293	$5,154
Fuel and Purchased Power	1,668	1,758	1,716
Gross Margin	3,531	3,535	3,438
Operation and Maintenance	1,377	1,429	1,370
Depreciation and Amortization	902	827	818
Taxes Other Than Income	261	257	240
Asset (Gains) and Losses, Reserves and Impairments, Net	(3)	(2)	13
Operating Income	994	1,024	997
Other (Income) and Deductions	258	261	298
Income Tax Expense	252	280	265
Net Income Attributable to DTE Energy Company	$484	$483	$434
Operating Income as a % of Operating Revenues	19%	19%	19%

Gross margin decreased by $4 million in 2013 and increased $97 million in 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	2013	2012
	(In millions)
Base sales, inclusive of weather effect	$(54)	$79
Restoration tracker, discontinued in October 2011	—	(47)
Securitization bond and tax surcharge	39	25
Renewable energy program	19	35
Low income energy assistance surcharge	(12)	4
Regulatory mechanisms and other	4	1
Increase (decrease) in gross margin	$(4)	$97

	2013	2012	2011
	(In thousands of MWh)
Electric Sales
Residential	15,273	15,666	15,907
Commercial	16,661	16,832	16,779
Industrial	10,303	9,989	9,739
Other	942	958	3,136
	43,179	43,445	45,561
Interconnection sales (a)	3,883	2,125	3,512
Total Electric Sales	47,062	45,570	49,073
Electric Deliveries
Retail and Wholesale	43,179	43,445	45,561
Electric Customer Choice, including self generators (b)	5,200	5,197	5,445
Total Electric Sales and Deliveries	48,379	48,642	51,006
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $52 million in 2013 and increased $59 million in 2012. The decrease in 2013 is primarily due to lower employee benefit expenses of $90 million, lower power plant generation expenses of $14 million and reduced low income energy assistance of $12 million, partially offset by higher restoration and line clearance expenses of $19 million, higher corporate administrative expenses of $17 million, increased uncollectible expenses of $11 million, higher energy optimization and renewable energy expenses of $8 million, and increased distribution operations expenses of $8 million. The increase in 2012 is primarily due to higher employee benefit expenses of $53 million, increased energy optimization and renewable energy expenses of $17 million, higher power plant generation expenses of $12 million, increased distribution operations expenses of $4 million and higher expenses for low income energy assistance of $4 million, partially offset by reduced restoration and line clearance expenses of $22 million and reduced uncollectible expenses of $9 million.

Depreciation and amortization expense increased $75 million in 2013 and $9 million in 2012. The 2013 increase was due to higher amortization of regulatory assets of $57 million, primarily related to Securitization, and increased depreciation of $18 million due to a higher depreciable base. The 2012 increase was due to higher amortization of regulatory assets of $43 million, primarily related to Securitization, partially offset by the net effect of $34 million of lower depreciation rates on a higher depreciable base.

Asset (gains) and losses, reserves and impairments, net increased $1 million in 2013 and increased $15 million in 2012. The 2012 increase was primarily due to a 2011 accrual of $19 million resulting from management's revisions of the timing and estimate of cash flows for the decommissioning of Fermi 1, partially offset by a 2011 revision of $6 million in the timing and estimate of cash flows for the Fermi 1 asbestos removal obligation and other items.

Other (income) and deductions were lower by $3 million in 2013 and by $37 million in 2012. The decrease in 2013 was primarily due to 2012 one time expenses of $11 million related to Michigan ballot proposals and higher 2013 investment earnings of $10 million, offset by the 2013 contribution to the DTE Energy Foundation of $18 million. The decrease in 2012 was due primarily to the 2011 contribution to the DTE Energy Foundation of $21 million and lower interest expense of $17 million.

Income tax expense decreased $28 million in 2013 and increased $15 million in 2012. The variances were impacted by variations in pre-tax income and higher production tax credits.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant environmental expenditures will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric customer choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

In June 2013, the City of Detroit announced a transition of its Public Lighting Department's customers to the DTE Electric distribution system over a five to seven year system conversion period. See Note 11 of the Notes to Consolidated Financial Statements.

GAS

Our Gas segment consists of DTE Gas and Citizens.

Gas results are discussed below:

	2013	2012	2011
	(In millions)
Operating Revenues	$1,474	$1,315	$1,505
Cost of Gas	624	550	744
Gross Margin	850	765	761
Operation and Maintenance	429	385	394
Depreciation and Amortization	95	92	89
Taxes Other Than Income	56	54	54
Operating Income	270	234	224
Other (Income) and Deductions	50	69	54
Income Tax Expense	77	50	60
Net Income Attributable to DTE Energy Company	$143	$115	$110
Operating Income as a % of Operating Revenues	18%	18%	15%

Gross margin increased $85 million in 2013 and increased $4 million in 2012. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	2013	2012
	(In millions)
Weather	$72	$(41)
Uncollectible tracking mechanism	20	—
Lost and stolen gas	9	29
Self implementation and rate orders	15	5
Revenue decoupling mechanism	(16)	11
Energy optimization revenue	(3)	6
Midstream storage and transportation revenues	(8)	6
Other	(4)	(12)
Increase in gross margin	$85	$4

	2013	2012	2011
Gas Markets (in Bcf)
Gas sales	128	104	123
End user transportation	157	157	141
	285	261	264
Intermediate transportation	300	264	273
	585	525	537

Operation and maintenance expense increased $44 million in 2013 and decreased $9 million in 2012. The increase in 2013 is primarily due to higher gas operations expenses of $24 million, higher maintenance and repair costs of $14 million, higher transmission costs of $14 million, higher corporate administrative expenses of $8 million and increased uncollectible expenses of $5 million, partially offset by lower employee benefit expenses of $19 million and reduced energy optimization expenses of $3 million. The decrease in 2012 is primarily due to reduced uncollectible expenses of $9 million, lower legal liability expenses of $4 million and lower customer service expenses of $3 million, partially offset by increased energy optimization expenses of $6 million and higher employee benefit expenses of $3 million.

Other (income) and deductions were lower by $19 million in 2013 and higher by $15 million in 2012. The decrease in 2013 is due to lack of a contribution to the DTE Energy Foundation in 2013, partially offset by a $5 million contribution to low income energy assistance funds. The increase in 2012 was due primarily to the contribution to the DTE Energy Foundation of $21 million, partially offset by lower interest expenses of $5 million.

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

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	2013	2012	2011
	(In millions)
Operating Revenues	$132	$96	$91
Operation and Maintenance	25	19	16
Depreciation and Amortization	23	8	6
Taxes Other Than Income	3	3	3
Asset (Gains) and Losses and Reserves, Net	—	3	—
Operating Income	81	63	66
Other (Income) and Deductions	(36)	(40)	(28)
Income Tax Expense	45	39	35
Net Income	72	64	59
Noncontrolling interest	2	3	2
Net Income Attributable to DTE Energy	$70	$61	$57

Net income attributable to DTE Energy increased $9 million and $4 million in 2013 and 2012, respectively. Operating revenues increased $36 million and Depreciation expense increased $15 million in 2013 due to the operation of the Bluestone and Susquehanna projects. The 2013 increase in Operating revenues was partially offset by lower storage revenue due to lower market rates. The 2012 increase in Net income was primarily driven by higher earnings from our pipeline equity investments.

Outlook — Our Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Millennium Pipeline completed its Phase One expansion in 2013, and its Phase Two expansion is scheduled to be in service in 2014. Additionally, Bluestone, a 44-mile lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York is in service and volumes are increasing. We plan to expand the capacity of the Bluestone lateral by constructing additional compression facilities, meter upgrades, and other initiatives to accommodate increased shipper demand. Through our agreement with Southwestern Energy Services Company and affiliates, we believe Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce reduced emissions fuel (REF) and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	2013	2012	2011
	(In millions)
Operating Revenues	$1,950	$1,823	$1,129
Operation and Maintenance	1,914	1,788	1,025
Depreciation and Amortization	72	65	60
Taxes other than Income	15	16	10
Asset (Gains) and Losses, Reserves and Impairments, Net	(4)	(5)	(12)
Operating Income (Loss)	(47)	(41)	46
Other (Income) and Deductions	(73)	(44)	(10)
Income Taxes
Expense	8	—	17
Production Tax Credits	(53)	(44)	(6)
	(45)	(44)	11
Net Income	71	47	45
Noncontrolling interest	5	5	7
Net Income Attributable to DTE Energy Company	$66	$42	$38

Operating revenues increased $127 million in 2013 and increased $694 million in 2012. The 2013 increase is primarily due to a $161 million increase associated with higher volumes from REF projects, of which $25 million represents affiliate transactions, and a $102 million increase due to the on-site energy projects acquired in the 2012 fourth quarter, partially offset by a $75 million decrease from exiting the coal transportation and marketing business, and a $63 million decrease due primarily to lower coal prices associated with the steel business. The 2012 increase is primarily due to a $740 million increase associated with higher volumes from REF projects, of which $554 million represents affiliate transactions, and a $30 million increase due to the on-site energy projects acquired in the 2012 fourth quarter, partially offset by a $44 million decrease primarily due to lower volumes associated with the steel business, and a $28 million decrease in coal transportation and marketing services business.

Operation and maintenance expense increased $126 million in 2013 and increased $763 million in 2012. The 2013 increase is primarily due to a $173 million increase associated with higher volumes from REF projects, of which $25 million represents affiliate transactions and an $84 million increase due to the on-site energy projects acquired in the 2012 fourth quarter, partially offset by a $67 million decrease from exiting the coal transportation and marketing business, and a $67 million decrease due primarily to lower coal prices associated with the steel business. The 2012 increase is primarily due to a $770 million increase associated with higher volumes from REF projects, of which $562 million represents affiliate transactions, a $25 million increase due to the on-site energy projects acquired in the 2012 fourth quarter and an $11 million customer settlement, partially offset by a $20 million decrease primarily due to lower volumes associated with the steel business and a $26 million decrease in coal transportation and marketing services business.

Depreciation and amortization expense increased by $7 million in 2013 and increased by $5 million in 2012. The 2013 increase is primarily due to $10 million associated with the on-site energy projects acquired in the 2012 fourth quarter, partially offset by a $3 million decrease from exiting the coal transportation and marketing business. The 2012 increase was primarily due to $4 million associated with the on-site energy projects acquired in the 2012 fourth quarter.

Asset (gains) and losses, reserves and impairments, net decreased by $1 million in 2013 and decreased by $7 million in 2012. The 2012 decrease was due primarily to a $3 million loss on the sale of assets associated with our coal transloading terminal and $3 million of impairments related to non-strategic assets.

Other (income) and deductions were higher by $29 million in 2013 and $34 million in 2012 due primarily to income that is recognized when refined coal is produced and tax credits are generated.

Production tax credits increased by $9 million in 2013 and $38 million in 2012 primarily due to tax credits earned from REF projects.

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

We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2014. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We have four biomass-fired power generation facilities in operation, and we are converting an additional facility to be placed in service in 2014. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We will begin construction on a new natural gas-fired cogeneration facility and two landfill gas to energy projects during the year which are expected to be completed in 2014. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

Energy Trading results are discussed below:

	2013	2012	2011
	(In millions)
Operating Revenues	$1,771	$1,109	$1,276
Fuel, Purchased Power and Gas	1,782	1,011	1,112
Gross Margin	(11)	98	164
Operation and Maintenance	72	66	63
Depreciation and Amortization	1	2	3
Taxes Other Than Income	4	3	3
Operating Income (Loss)	(88)	27	95
Other (Income) and Deductions	8	8	9
Income Tax Expense (Benefit)	(38)	7	34
Net Income (Loss) Attributable to DTE Energy Company	$(58)	$12	$52

Gross margin decreased $109 million in 2013 and decreased $66 million in 2012. The overall decrease in gross margin in 2013 was primarily due to timing from mark-to-market adjustments on certain transactions in our gas structured strategy.

Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. During the fourth quarter of 2013, we saw significant increases in gas prices which led to the volatility in the accounting earnings due to the physical component being marked-to-market without an offsetting mark on the transportation component. Unrealized losses from gas structured transactions were $89 million in 2013. We anticipate that approximately 65% of the financial impact of this timing difference will reverse during the first quarter of 2014 as the underlying contracts are settled.

The decrease in gross margin in 2013 represents a $1 million decrease in realized margins and a $108 million decrease in unrealized margins. The $1 million decrease in realized margins is due to $40 million of unfavorable results, primarily in our power trading, power full requirements, and gas transportation strategies, offset by $39 million of favorable results, primarily in our gas and coal trading, and gas structured strategies. The $108 million decrease in unrealized margins is due to $123 million of unfavorable results, primarily in our gas structured, gas trading and gas transportation strategies, offset by $15 million of favorable results, primarily in our power full requirements strategy.

The decrease in gross margin in 2012 represents a $28 million decrease in realized margins and a $38 million decrease in unrealized margins. The $28 million decrease in realized margins is due to $74 million of unfavorable results, primarily in our power and gas trading and power full requirements services strategies, offset by $46 million of favorable results, primarily in our gas full requirements services, gas structured, and gas transportation strategies. The $38 million decrease in unrealized margins is due to $58 million of unfavorable results, primarily in our power and gas full requirements services, power trading, and gas structured and storage strategies, offset by $20 million of favorable results, primarily in our gas trading strategy.

Outlook — In the near term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

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

The 2013 net loss of $44 million represented an improvement of $3 million from the 2012 net loss of $47 million due primarily to lower impairments of investments.

The 2012 net loss of $47 million represented a decrease of $70 million from the 2011 net income of $23 million. The decrease resulted primarily from a income tax benefit of $87 million related to the enactment of the MCIT in the second quarter of 2011 and lower interest costs.

See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this report.

DISCONTINUED OPERATIONS

Unconventional Gas Production

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. See Note 7 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and natural gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. In 2014, we expect that cash from operations will be $1.6 billion due to lower surcharge collections and higher cash contributions to employee benefit plans. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2014 of approximately $2.3 billion. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	2013	2012	2011
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$668	$618	$720
Depreciation, depletion and amortization	1,094	1,018	995
Nuclear fuel amortization	38	29	46
Allowance for equity funds used during construction	(15)	(13)	(6)
Deferred income taxes	164	47	220
Loss on sale of non-utility business	—	83	—
Asset (gains) and losses, reserves and impairments, net	(8)	1	(21)
Working capital and other	213	426	54
	2,154	2,209	2,008
Investing activities:
Plant and equipment expenditures — utility	(1,534)	(1,451)	(1,382)
Plant and equipment expenditures — non-utility	(342)	(369)	(102)
Proceeds from sale of non-utility business	—	255	—
Proceeds from sale of assets	36	38	18
Acquisition, net of cash acquired	—	(198)	—
Other	(66)	(44)	(94)
	(1,906)	(1,769)	(1,560)
Financing activities:
Issuance of long-term debt	1,234	759	1,179
Redemption of long-term debt	(961)	(639)	(1,455)
Short-term borrowings, net	(109)	(179)	269
Issuance of common stock	39	39	—
Repurchase of common stock	—	—	(18)
Dividends on common stock	(445)	(407)	(389)
Other	(19)	(16)	(31)
	(261)	(443)	(445)
Net Increase (Decrease) in Cash and Cash Equivalents	$(13)	$(3)	$3

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations was lower by $55 million in 2013. The reduction in operating cash flow reflects lower cash generated from working capital items, partially offset by higher net income after adjusting for non-cash and non-operating items (primarily depreciation, depletion and amortization and deferred income taxes).

Cash from operations was $201 million higher in 2012. The improvement in operating cash flow reflects higher cash generated from working capital items, partially offset by lower net income after adjusting for non-cash and non-operating items (primarily depreciation, depletion and amortization, deferred income taxes, loss on sale of non-utility business and asset (gains) and losses, reserves and impairments, net).

The change in working capital items in 2013 primarily related to fuel inventories, derivative assets and liabilities and pension and other postretirement liabilities, partially offset by the change in accounts receivable, net. The change in working capital items in 2012 primarily related to pension and other postretirement obligations and income taxes.

Cash used for Investing Activities

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

Net cash used for investing activities was higher by $137 million in 2013 due primarily to increased capital expenditures by our utility businesses.

Net cash used for investing activities was higher by $209 million in 2012 due primarily to increased capital expenditures by our utility and non-utility businesses. The 2012 increase includes higher capital expenditures for the Bluestone Pipeline project and the Power and Industrial Projects acquisition of fourteen on-site energy projects, partially offset by the proceeds from the sale of the Unconventional Gas Production business.

Cash used for Financing Activities

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

Net cash used for financing activities was $182 million lower in 2013. The decrease was primarily attributable to higher issuances of long-term debt, partially offset by higher redemptions of long-term debt.

Net cash used for financing activities was $2 million lower in 2012. The decrease was primarily attributable to lower redemptions of long-term debt, offset by a reduction in short-term borrowings.

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

We may be impacted by the timing of collection or refund of our various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. We are continuing our efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of our long-term capital projects.

We have approximately $900 million in long-term debt maturing in the next twelve months. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by DTE Electric’s customers. The repayment of the other debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.6 billion of available liquidity at December 31, 2013, consisting of cash and amounts available under unsecured revolving credit agreements.

At the discretion of management, and depending upon financial market conditions, we anticipate making 2014 contributions to the pension plans of up to $345 million and up to $145 million to the other postretirement benefit plans.

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. As of December 31, 2013, the value of the transactions for which the Company would have been exposed to collateral requests had DTE Energy’s credit rating been below investment grade on such date was approximately $406 million. In circumstances where an entity is downgraded below investment grade and collateral requests are made as a result, the requesting parties often agree to accept less than the full amount of their exposure to the downgraded entity. In addition, the Company maintains adequate credit facilities to meet this obligation should such an occurrence arise.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 11, 12, 15, 17, and 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Contractual Obligations

The following table details our contractual obligations for debt redemptions, leases, purchase obligations and other long-term obligations as of December 31, 2013:

	Total	2014	2015-2016	2017-2018	2019 and Beyond
	(In millions)
Long-term debt:
Mortgage bonds, notes and other (a)	$7,326	$695	$836	$416	$5,379
Securitization bonds	302	197	105	—	—
Junior subordinated debentures	480	—	—	—	480
Capital lease obligations	19	8	11	—	—
Interest	6,091	429	670	631	4,361
Operating leases	230	35	58	45	92
Electric, gas, fuel, transportation and storage purchase obligations (b)	8,499	2,577	1,802	645	3,475
Other long-term obligations (c)(d)(e)	99	40	36	11	12
Total obligations	$23,046	$3,981	$3,518	$1,748	$13,799
_______________________________________

(a)	Excludes $14 million of unamortized discount on debt.

(b)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(c)	Includes liabilities for unrecognized tax benefits of $10 million.

(d)	Excludes other long-term liabilities of $193 million not directly derived from contracts or other agreements.

(e)
At December 31, 2013, we met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for our defined benefit pension plans. We may contribute more than the minimum funding requirements for our pension plans and may also make contributions to our other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the Capital Resources and Liquidity and Critical Accounting Estimates sections herein and in Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

In January 2013, Fitch raised the senior secured debt rating for DTE Gas from 'A-' to 'A' and affirmed the senior unsecured debt rating for DTE Energy at 'BBB' and senior secured debt rating for DTE Electric at 'A'. The upgrade reflects improved earnings and cash flows following recent rate case orders, a constructive regulatory environment, and strong credit metrics. In February 2013, based on steady improvement in the financial profiles due in large part to a constructive legislative and regulatory environment, Moody's upgraded DTE Energy's unsecured debt rating from 'Baa2' to 'Baa1' and upgraded the secured debt rating of DTE Electric and DTE Gas from 'A2' to 'A1'. In August 2013, S&P raised the credit outlook from 'stable' to 'positive' for DTE Energy, DTE Electric, and DTE Gas pointing to the Company's improving business risk profile. S&P also revised its business risk profile to 'excellent'. In January 2014, based on a favorable view of the U.S. regulatory environment, Moody's upgraded DTE Energy's unsecured debt rating from 'Baa1' to 'A3' and upgraded the secured debt rating of DTE Electric and DTE Gas from 'A1' to 'Aa3'.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets and liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. Management makes certain assumptions it believes that market participants would use in pricing assets and liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and our counterparties is incorporated in the valuation of the assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2013 and 2012. Management believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

We performed our annual impairment test as of October 1, 2013 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. As part of the annual impairment test, we also compared the aggregate fair value of our reporting units to our overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to an acquisition control premium (the price in excess of a stock's market price that investors typically pay to gain control of an entity). The results of the test and key estimates that were incorporated are as follows.

As of October 1, 2013 Valuation Date:

Reporting Unit	Goodwill	Fair Value Reduction % (a)	Discount Rate	Terminal Multiple (b)	Valuation Methodology (c)
	(In millions)
Electric	$1,208	37%	7%	9.0x	DCF, assuming stock sale
Gas	743	29%	6%	10.5x	DCF, assuming stock sale
Power and Industrial Projects (d)	26	65%	9%	10.0x	DCF, assuming asset sale (e)
Gas Storage and Pipelines	24	84%	8%	11.0x	DCF, assuming asset sale
Energy Trading	17	15%	11%	n/a	DCF, assuming asset sale
	$2,018
_______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.
(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation and amortization (EBITDA).
(c)	Discounted cash flows (DCF) incorporated 2014-2018 projected cash flows plus a calculated terminal value.
(d)	Power and Industrial Projects excludes the Biomass reporting unit as this unit has no allocated goodwill.
(e)	Asset sales were assumed except for Power and Industrial Projects' reduced emissions fuels projects, which assumed stock sales.

The Energy Trading reporting unit passed Step 1 of the impairment test by a 15% margin. A substantive increase in the market interest rate or disruptions in cash flows for the Energy Trading reporting unit could result in an impairment charge in the foreseeable future. For example, holding all other variables constant, a 2% increase in the discount rate would lower the fair value by approximately $49 million. At the lower fair value, the Energy Trading reporting unit would likely fail Step 1 of the test, potentially resulting in a charge for impairment of goodwill following the completion of the Step 2 analysis.

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

Pension and Other Postretirement Costs

We sponsor defined benefit pension plans and other postretirement benefit plans for eligible employees of the Company. The measurement of the plan obligations and cost of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, we consider historical information as well as future expectations. The benefit costs are affected by, among other things, the actual rate of return on plan assets, the long-term expected return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the anticipated rate of increase of health care costs, benefit plan design changes and the level of benefits provided to employees and retirees. Pension and other postretirement benefit costs attributed to the segments are included with labor costs and ultimately allocated to projects within the segments, some of which are capitalized.

We had pension costs of $228 million in 2013, $220 million in 2012, and $172 million in 2011. Other postretirement benefits costs (credit) were $(42) million in 2013, $151 million in 2012 and $122 million in 2011. Pension and other postretirement benefits costs for 2013 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on our plan assets of 8.25%. In developing our expected long-term rate of return assumptions, we evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond and other markets. Our 2014 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 47% in equity markets, 25% in fixed income markets, and 28% invested in other assets. Because of market volatility, we periodically review our asset allocation and rebalance our portfolio when considered appropriate. Given market conditions and financial market risk considerations, we are changing our long-term rate of return assumptions for our pension plans and our other postretirement health and life plans from 8.25% for 2013 to 7.75% for our pension plans and to 8% for our other postretirement health and life plans for 2014. We believe these rates are reasonable assumptions for the long-term rate of return on our plan assets for 2014 given our investment strategy. We will continue to evaluate our actuarial assumptions, including our expected rate of return, at least annually.

We calculate the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For our pension plans, we use a calculated value when determining the MRV of the pension plan assets and recognize changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Financial markets in 2013 contributed to our investment performance resulting in unrecognized net gains. As of December 31, 2013, we had $150 million of cumulative gains that remain to be recognized in the calculation of the MRV of pension assets related to investment performance in 2013, 2012 and 2011. For our other postretirement benefit plans, we use fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.

The discount rate that we utilize for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to our plans. The discount rate determined on this basis increased to 4.95% at December 31, 2013 from 4.15% at December 31, 2012. We estimate that our 2014 total pension costs will approximate $175 million compared to $228 million in 2013 primarily due to greater than expected 2013 returns, a higher discount rate, lower amortization of net actuarial losses and 2014 contributions. Our 2014 other postretirement benefit credit will approximate $(120) million compared to $(42) million in 2013 due to the continued impact of plan design changes, favorable retiree medical utilization trends, greater than expected returns, a higher discount rate, lower amortization of net actuarial losses and modestly lower assumed long-term retiree medical inflation. Our health care trend rate for pre-65 participants assumes 7.5% for 2014 and 2015, 7% for 2016 and 2017, 6.5% in 2018, 6% in 2019, 5.75% in 2020, 5.5% in 2021, 5.25% in 2022, 5% in 2023, 4.75% in 2024 and 4.5% in 2025 and beyond. Our health care trend rate for post-65 participants assumes 6.5% for 2014 and 2015, 6.25% for 2016 and 2017, 6% in 2018, 5.75% in 2019, 5.5% in 2020, 5.25% in 2021, 5% in 2022, 4.75% in 2023, 4.5% in 2024 and beyond. Future actual pension and other postretirement benefit costs will depend on future investment performance, changes in future discount rates and various other factors related to plan design.

Lowering the expected long-term rate of return on our plan assets by one percentage point would have increased our 2013 pension costs by approximately $32 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased our 2013 pension costs by approximately $16 million. Lowering the expected long-term rate of return on our plan assets by one percentage point would have increased our 2013 other postretirement costs by approximately $13 million. Lowering the discount rate assumption by one percentage point would have decreased our 2013 other postretirement credit by approximately $27 million. Lowering the health care cost trend assumptions by one percentage point would have increased our other postretirement credit for 2013 by approximately $8 million.

The value of our qualified pension and other postretirement benefit plan assets was $5.2 billion at December 31, 2013 and $4.4 billion at December 31, 2012. At December 31, 2013, our qualified pension plans were underfunded by $565 million and our other postretirement benefit plans were underfunded by $351 million. The 2013 funding levels generally improved due to increased discount rates, investment returns in excess of expected returns, plan sponsor contributions and plan design changes for our other postretirement benefits plans in 2013 and 2012.

Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. We made contributions to our qualified pension plans of $277 million in 2013 and $229 million in 2012. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, we anticipate making contributions to our qualified pension plans of up to $345 million in 2014 and up to $1.0 billion over the next five years. We made other postretirement benefit plan contributions of $264 million and $140 million in 2013 and 2012, respectively. We are required by orders issued by the MPSC to make other postretirement benefit contributions at least equal to the amounts included in our utilities' base rates. As a result, we anticipate making up to a $145 million contribution to our other postretirement plans in 2014 and, subject to MPSC funding requirements, up to $165 million over the next five years. The planned contributions will be made in cash, DTE Energy common stock or a combination of cash and stock.

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

Insured and Uninsured Risks

Our comprehensive insurance program provides coverage for various types of risks. Our insurance policies cover risk of loss including property damage, general liability, workers’ compensation, auto liability, and directors’ and officers’ liability. Under our risk management policy, we self-insure portions of certain risks up to specified limits, depending on the type of exposure. The maximum self-insured retention for various risks is as follows: property damage - $10 million, general liability - $7 million, workers’ compensation - $9 million, and auto liability - $7 million. We have an actuarially determined estimate of our incurred but not reported (IBNR) liability prepared annually and we adjust our reserves for self-insured risks as appropriate. As of December 31, 2013, this IBNR liability was approximately $36 million.

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

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. We also assess our ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the financial statements. We believe the resulting tax reserve balances as of December 31, 2013 and 2012 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

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

The Company manages its mark-to-market (MTM) risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, the Company records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year).

The Company has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

The following tables provide details on changes in our MTM net asset (or liability) position during 2013:

Total
(In millions)
MTM at December 31, 2012	$(4)
Reclassify to realized upon settlement	(89)
Changes in fair value recorded to income	(11)
Amounts recorded to unrealized income	(100)
Changes in fair value recorded in regulatory liabilities	5
Change in collateral held by (for) others	(9)
Option premiums received and other	(5)
Amounts recorded in other comprehensive income	1
MTM at December 31, 2013	$(112)

The table below shows the maturity of our MTM positions:

Source of Fair Value	2014	2015	2016	2017 and Beyond	Total Fair Value
	(In millions)
Level 1	$(3)	$—	$—	$—	$(3)
Level 2	(42)	(20)	(2)	—	(64)
Level 3	(37)	(2)	2	1	(36)
MTM before collateral adjustments	$(82)	$(22)	$—	$1	(103)
Collateral adjustments					(9)
MTM at December 31, 2013					$(112)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk

DTE Energy has commodity price risk in both utility and non-utility businesses arising from market price fluctuations.

The Electric and Gas businesses have risks in conjunction with the anticipated purchases of coal, natural gas, uranium, electricity, and base metals to meet their service obligations. However, the Company does not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas and storage sales revenue at the Gas segment. Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

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

The following table displays the credit quality of our trading counterparties as of December 31, 2013:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$154	$(33)	$121
BBB+ and BBB	240	—	240
BBB−	108	—	108
Total Investment Grade	502	(33)	469
Non-investment grade (b)	1	—	1
Internally Rated — investment grade (c)	173	—	173
Internally Rated — non-investment grade (d)	21	(6)	15
Total	$697	$(39)	$658
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) and BBB- assigned by Standard & Poor’s Rating Group (Standard & Poor’s). The five largest counterparty exposures combined for this category represented approximately 31% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures combined for this category represented less than 1% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 18% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures combined for this category represented approximately 2% of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2013, we had a floating rate debt-to-total debt ratio of approximately 2% (excluding securitized debt).

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

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2013 and 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of December 31, 2013 and 2012:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Activity	2013	2012	2013	2012	Change in the Fair Value of
	(In millions)
Coal contracts	$—	$2	$—	$(1)	Commodity contracts
Gas contracts	$(21)	$(4)	$21	$3	Commodity contracts
Power contracts	$14	$4	$(13)	$(5)	Commodity contracts
Interest rate risk	$(291)	$(247)	$309	$260	Long-term debt
Foreign currency exchange risk	$—	$—	$—	$—	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and financial statement schedule are included herein.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013, which is the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s financial statements, as stated in their report which appears herein.

(c) Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Energy Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 14, 2014

DTE Energy Company

Consolidated Statements of Operations

	Year Ended December 31
	2013	2012	2011
	(In millions, except per share amounts)
Operating Revenues	$9,661	$8,791	$8,858
Operating Expenses
Fuel, purchased power and gas	4,055	3,296	3,537
Operation and maintenance	2,978	2,892	2,612
Depreciation, depletion and amortization	1,094	995	977
Taxes other than income	340	332	310
Asset (gains) and losses, reserves and impairments, net	(9)	(3)	1
	8,458	7,512	7,437
Operating Income	1,203	1,279	1,421
Other (Income) and Deductions
Interest expense	436	440	488
Interest income	(9)	(10)	(10)
Other income	(201)	(173)	(117)
Other expenses	55	62	69
	281	319	430
Income Before Income Taxes	922	960	991
Income Tax Expense	254	286	268
Income from Continuing Operations	668	674	723
Loss from Discontinued Operations, net of tax	—	(56)	(3)
Net Income	668	618	720
Less: Net Income Attributable to Noncontrolling Interest	7	8	9
Net Income Attributable to DTE Energy Company	$661	$610	$711

Basic Earnings per Common Share
Income from continuing operations	$3.76	$3.89	$4.21
Loss from discontinued operations, net of tax	—	(0.33)	(0.02)
Total	$3.76	$3.56	$4.19

Diluted Earnings per Common Share
Income from continuing operations	$3.76	$3.88	$4.20
Loss from discontinued operations, net of tax	—	(0.33)	(0.02)
Total	$3.76	$3.55	$4.18

Weighted Average Common Shares Outstanding
Basic	175	171	169
Diluted	175	172	170
Dividends Declared per Common Share	$2.59	$2.42	$2.32

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net income	$668	$618	$720

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $13, $(1) and $(5)	22	(2)	(9)
Net unrealized gains on investments during the period, net of taxes of $1, $1 and $—	2	1	—
Foreign currency translation, net of taxes of $(1), $— and $—	(2)	1	—
Other comprehensive income (loss)	22	—	(9)

Comprehensive income	690	618	711
Less comprehensive income attributable to noncontrolling interests	7	8	9
Comprehensive income attributable to DTE Energy Company	$683	$610	$702

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In millions)
Operating Activities
Net income	$668	$618	$720
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	1,094	1,018	995
Nuclear fuel amortization	38	29	46
Allowance for equity funds used during construction	(15)	(13)	(6)
Deferred income taxes	164	47	220
Loss on sale of non-utility business	—	83	—
Asset (gains) and losses, reserves and impairments, net	(8)	1	(21)
Changes in assets and liabilities:
Accounts receivable, net	(154)	52	71
Inventories	123	35	(129)
Accounts payable	14	40	(23)
Derivative assets and liabilities	107	53	(94)
Accrued pension obligation	(644)	280	432
Accrued postretirement obligation	(526)	(323)	209
Regulatory assets and liabilities	1,269	278	(662)
Other assets	(24)	55	44
Other liabilities	48	(44)	206
Net cash from operating activities	2,154	2,209	2,008
Investing Activities
Plant and equipment expenditures — utility	(1,534)	(1,451)	(1,382)
Plant and equipment expenditures — non-utility	(342)	(369)	(102)
Proceeds from sale of non-utility business	—	255	—
Proceeds from sale of assets	36	38	18
Restricted cash for debt redemption, principally Securitization	(1)	2	(5)
Acquisition, net of cash acquired	—	(198)	—
Proceeds from sale of nuclear decommissioning trust fund assets	1,118	759	833
Investment in nuclear decommissioning trust funds	(1,134)	(764)	(850)
Other	(49)	(41)	(72)
Net cash used for investing activities	(1,906)	(1,769)	(1,560)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,234	759	1,179
Redemption of long-term debt	(961)	(639)	(1,455)
Short-term borrowings, net	(109)	(179)	269
Issuance of common stock	39	39	—
Repurchase of common stock	—	—	(18)
Dividends on common stock	(445)	(407)	(389)
Other	(19)	(16)	(31)
Net cash used for financing activities	(261)	(443)	(445)
Net Increase (Decrease) in Cash and Cash Equivalents	(13)	(3)	3
Cash and Cash Equivalents at Beginning of Period	65	68	65
Cash and Cash Equivalents at End of Period	$52	$65	$68

Supplemental disclosure of cash information
Cash paid (received) for:
Interest (net of interest capitalized)	$418	$438	$485
Income taxes	$121	$173	$(205)

Supplemental disclosure of non-cash information
Common stock issued for employee benefit and compensation plans	$293	$155	$15
Plant and equipment expenditures in accounts payable	$329	$235	$212
See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position

	December 31
	2013	2012
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$52	$65
Restricted cash, principally Securitization	123	122
Accounts receivable (less allowance for doubtful accounts of $55 and $62, respectively)
Customer	1,542	1,336
Other	127	126
Inventories
Fuel and gas	363	527
Materials and supplies	265	234
Derivative assets	99	108
Regulatory assets	26	182
Other	209	215
	2,806	2,915
Investments
Nuclear decommissioning trust funds	1,191	1,037
Other	603	554
	1,794	1,591
Property
Property, plant and equipment	25,123	23,631
Less accumulated depreciation, depletion and amortization	(9,323)	(8,947)
	15,800	14,684
Other Assets
Goodwill	2,018	2,018
Regulatory assets	2,837	4,235
Securitized regulatory assets	231	413
Intangible assets	122	135
Notes receivable	102	112
Derivative assets	27	39
Other	198	197
	5,535	7,149
Total Assets	$25,935	$26,339

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Financial Position — (Continued)

	December 31
	2013	2012
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$962	$848
Accrued interest	90	93
Dividends payable	116	107
Short-term borrowings	131	240
Current portion long-term debt, including capital leases	898	817
Derivative liabilities	195	125
Regulatory liabilities	302	89
Other	495	449
	3,189	2,768
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,618	6,220
Securitization bonds	105	302
Junior subordinated debentures	480	480
Capital lease obligations	11	12
	7,214	7,014
Other Liabilities
Deferred income taxes	3,321	3,191
Regulatory liabilities	862	1,031
Asset retirement obligations	1,827	1,719
Unamortized investment tax credit	47	56
Derivative liabilities	43	26
Accrued pension liability	653	1,498
Accrued postretirement liability	350	1,160
Nuclear decommissioning	178	159
Other	297	306
	7,578	9,146
Commitments and Contingencies (Notes 11 and 19)

Equity
Common stock, without par value, 400,000,000 shares authorized, 177,087,230 and 172,351,680 shares issued and outstanding, respectively	3,907	3,587
Retained earnings	4,150	3,944
Accumulated other comprehensive loss	(136)	(158)
Total DTE Energy Company Equity	7,921	7,373
Noncontrolling interests	33	38
Total Equity	7,954	7,411
Total Liabilities and Equity	$25,935	$26,339

See Notes to Consolidated Financial Statements

DTE Energy Company

Consolidated Statements of Changes in Equity

				Accumulated Other Comprehensive Loss	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2010	169,428	$3,440	$3,431	$(149)	$45	$6,767
Net income	—	—	711	—	9	720
Dividends declared on common stock	—	—	(392)	—	—	(392)
Repurchase of common stock	(1,184)	(58)	—	—	—	(58)
Benefit obligations, net of tax	—	—	—	(9)	—	(9)
Stock-based compensation, distributions to noncontrolling interests and other	1,003	35	—	—	(10)	25
Balance, December 31, 2011	169,247	$3,417	$3,750	$(158)	$44	$7,053
Net Income	—	—	610	—	8	618
Dividends declared on common stock	—	—	(414)	—	—	(414)
Issuance of common stock	684	39	—	—	—	39
Contribution of common stock to pension plan	1,335	80	—	—	—	80
Foreign currency translation, net of tax	—	—	—	1	—	1
Benefit obligations, net of tax	—	—	—	(2)	—	(2)
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, distributions to noncontrolling interests and other	1,086	51	(2)	—	(14)	35
Balance, December 31, 2012	172,352	$3,587	$3,944	$(158)	$38	$7,411
Net Income	—	—	661	—	7	668
Dividends declared on common stock	—	—	(454)	—	—	(454)
Issuance of common stock	589	39	—	—	—	39
Contribution of common stock to pension plan	3,026	200	—	—	—	200
Foreign currency translation, net of tax	—	—	—	(2)	—	(2)
Benefit obligations, net of tax	—	—	—	22	—	22
Net change in unrealized losses on investments, net of tax	—	—	—	2	—	2
Stock-based compensation, distributions to noncontrolling interests and other	1,120	81	(1)	—	(12)	68
Balance, December 31, 2013	177,087	$3,907	$4,150	$(136)	$33	$7,954

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

DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ and CFTC.

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

Certain prior year balances were reclassified to match the current year’s financial statement presentation. Such revisions included an increase in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds by $662 million and $753 million for the years ended December 31, 2012 and 2011, respectively. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the respective years. The totals of Net cash used in investing activities for both 2012 and 2011 were unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Legal entities within the Company's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs and are consolidated when the Company is the primary beneficiary. In addition, we have interests in certain VIEs that we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2013, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

The following table summarizes the major balance sheet items for consolidated VIEs as of December 31, 2013 and 2012. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	December 31, 2013			December 31, 2012
	Securitization	Other	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$12	$12	$—	$10	$10
Restricted cash	100	8	108	102	7	109
Accounts receivable	34	16	50	34	7	41
Inventories	—	118	118	—	141	141
Other current assets	—	1	1	—	1	1
Property, plant and equipment	—	99	99	—	93	93
Securitized regulatory assets	231	—	231	413	—	413
Other assets	4	8	12	7	11	18
	$369	$262	$631	$556	$270	$826
LIABILITIES
Accounts payable and accrued current liabilities	$7	$23	$30	$11	$14	$25
Current portion long-term debt, including capital leases	196	9	205	177	8	185
Current regulatory liabilities	43	—	43	50	—	50
Other current liabilities	—	4	4	—	4	4
Mortgage bonds, notes and other	—	21	21	—	25	25
Securitization bonds	105	—	105	302	—	302
Capital lease obligations	—	7	7	—	11	11
Other long-term liabilities	8	2	10	7	2	9
	$359	$66	$425	$547	$64	$611

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Amounts for non-consolidated VIEs as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(In millions)
Other investments	$141	$130
Notes receivable	$8	$6

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

Other Income

Other income is recognized for non-operating income such as equity earnings, interest and dividends, allowance for funds using during construction and contract services. Power & Industrial Projects also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $81 million, $63 million, and $15 million of Other income for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Energy Trading participates in the energy markets through various independent system operators and regional transmission organizations (ISOs and RTOs). These markets require that Energy Trading submits hourly day-ahead, real-time bids and offers for energy at locations across each region. Energy Trading submits bids in the annual and monthly auction revenue rights and FTR auctions to the regional transmission organizations. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time and FTR markets. These transactions are related to trading contracts which are presented on a net basis in Operating Revenues in the Consolidated Statements of Operations.

DTE Electric and Energy Trading record accruals for future net purchases adjustments based on historical experience, and reconcile accruals to actual costs when invoices are received from MISO, and other ISOs and RTOs.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the year ended December 31, 2013 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available-for-sale securities, the Company’s interest in other comprehensive income of equity investees, which comprise the net unrealized gains and losses on investments, changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Year Ended December 31, 2013
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balances December 31, 2012	$(4)	$(8)	$(148)	$2	$(158)
Other comprehensive income (loss) before reclassifications	—	2	13	(2)	13
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	—	9
Net current-period other comprehensive income (loss)	—	2	22	(2)	22
Ending balances December 31, 2013	$(4)	$(6)	$(126)	$—	$(136)
______________________________________

(a)	All amounts are net of tax.

(b)	The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 20).

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

The allowance for doubtful accounts for DTE Electric and DTE Gas is generally calculated using the aging approach that utilizes rates developed in reserve studies. We establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. We assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off is 150 days after service has been terminated.

The customer allowance for doubtful accounts for our other businesses is calculated based on specific review of probable future collections based on receivable balances in excess of 30 days.

Unbilled revenues of $815 million and $686 million are included in customer accounts receivable at December 31, 2013 and 2012, respectively.

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

Natural gas inventory of $4 million and $37 million as of December 31, 2013 and 2012, respectively, at DTE Gas is determined using the last-in, first-out (LIFO) method. At December 31, 2013, the replacement cost of gas remaining in storage exceeded the LIFO cost by $170 million. At December 31, 2012, the replacement cost of gas remaining in storage exceeded the LIFO cost by $113 million.

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

Approximately $26 million and $12 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2013 and 2012, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 11.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	December 31,	December 31,
	2013	2012
	(In millions)
Emission allowances	$2	$6
Renewable energy credits	51	44
Contract intangible assets	126	139
	179	189
Less accumulated amortization	45	34
Intangible assets, net	134	155
Less current intangible assets	12	20
	$122	$135

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 28 years. Intangible assets amortization expense was $14 million in 2013, $6 million in 2012 and $5 million in 2011.

The following table summarizes the estimated amortization expense expected to be recognized during each year through 2018:

Estimated amortization expense	(In millions)
2014	$13
2015	$12
2016	$11
2017	$8
2018	$8

Excise and Sales Taxes

The Company records the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Consolidated Statements of Operations.

Deferred Debt Costs

The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. In accordance with MPSC regulations applicable to the Company’s electric and gas utilities, the unamortized discount, premium and expense related to utility debt redeemed with a refinancing are amortized over the life of the replacement issue. Discount, premium and expense on early redemptions of debt associated with non-utility operations are charged to earnings.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Government Grants

Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property, Plant and Equipment, the Company reduces the cost of the assets on the Consolidated Statements of Financial Position, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.

DTE Energy Foundation

Charitable contributions to the DTE Energy Foundation were $18 million, $21 million, and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations and does not serve a direct business or political purpose of DTE.

Other Accounting Policies

See the following notes for other accounting policies impacting the Company’s consolidated financial statements:

Note	Title
3	Fair Value
4	Financial and Other Derivative Instruments
10	Asset Retirement Obligations
11	Regulatory Matters
12	Income Taxes
21	Stock-based Compensation

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2013 and 2012. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013					December 31, 2012
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$10	$115	$—	$—	$125	$—	$123	$—	$—	$123
Nuclear decommissioning trusts	779	412	—	—	1,191	694	343	—	—	1,037
Other investments (c) (d)	92	44	—	—	136	66	44	—	—	110
Derivative assets:
Commodity Contracts:
Natural Gas	273	89	34	(382)	14	555	66	24	(605)	40
Electricity	—	261	139	(291)	109	—	226	134	(258)	102
Other	33	1	3	(34)	3	6	3	2	(6)	5
Total derivative assets	306	351	176	(707)	126	561	295	160	(869)	147
Total	$1,187	$922	$176	$(707)	$1,578	$1,321	$805	$160	$(869)	$1,417

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(277)	$(140)	$(86)	$395	$(108)	$(526)	$(73)	$(62)	$605	$(56)
Electricity	—	(272)	(126)	269	(129)	—	(240)	(111)	258	(93)
Other	(32)	(2)	—	34	—	(6)	(1)	—	6	(1)
Other derivative contracts (f)	—	(1)	—	—	(1)	—	(1)	—	—	(1)
Total derivative liabilities	(309)	(415)	(212)	698	(238)	(532)	(315)	(173)	869	(151)
Total	$(309)	$(415)	$(212)	$698	$(238)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (liabilities) at the end of the period	$878	$507	$(36)	$(9)	$1,340	$789	$490	$(13)	$—	$1,266
Assets:
Current	$277	$400	$139	$(592)	$224	$493	$372	$120	$(754)	$231
Noncurrent (e)	910	522	37	(115)	1,354	828	433	40	(115)	1,186
Total Assets	$1,187	$922	$176	$(707)	$1,578	$1,321	$805	$160	$(869)	$1,417
Liabilities:
Current	$(268)	$(328)	$(177)	$578	$(195)	$(466)	$(269)	$(144)	$754	$(125)
Noncurrent	(41)	(87)	(35)	120	(43)	(66)	(46)	(29)	115	(26)
Total Liabilities	$(309)	$(415)	$(212)	$698	$(238)	$(532)	$(315)	$(173)	$869	$(151)
Net Assets (liabilities) at the end of the period	$878	$507	$(36)	$(9)	$1,340	$789	$490	$(13)	$—	$1,266
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At December 31, 2013, available-for-sale securities of $125 million included $109 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2012, available-for-sale securities of $123 million, included $109 million and $14 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Available-for-sale equity securities of $7 million at December 31, 2013 and $5 million at December 31, 2012 are included in Other investments on the Consolidated Statements of Financial Position.

(e)	Includes $136 million and $110 million of Other investments that are included in the Consolidated Statements of Financial Position in Other investments at December 31, 2013 and 2012, respectively.

(f)	Includes Interest rate contracts and Foreign currency exchange contracts.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(38)	$23	$2	$(13)	$6	$32	$6	$44
Transfers into Level 3	1	—	—	1	1	—	—	1
Total gains (losses):
Included in earnings	(32)	75	—	43	(41)	101	—	60
Recorded in regulatory assets/liabilities	—	—	5	5	—	—	15	15
Purchases, issuances and settlements:
Purchases	(8)	1	—	(7)	—	2	—	2
Issuances	—	(1)	—	(1)	—	—	—	—
Settlements	25	(85)	(4)	(64)	(4)	(112)	(19)	(135)
Net Assets (Liabilities) as of December 31	$(52)	$13	$3	$(36)	$(38)	$23	$2	$(13)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2013 and 2012 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(49)	$48	$—	$(1)	$(33)	$91	$—	$58

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	—	—	N/A	—
Transfers into Level 3 from	—	1	N/A	—	1	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$34	$(86)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.88)	—	$5.07	/MMBtu	$(0.16	)/MMBtu
Electricity	$139	$(126)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$15	/MWh	$3	/MWh

	December 31, 2012
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$24	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.63)	—	$1.95	/MMBtu	$0.03	/MMBtu
Electricity	$134	$(111)	Discounted Cash Flow	Forward basis price (per MWh)	$(2)	—	$16	/MWh	$3	/MWh

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The unobservable inputs used in the fair value measurement of the electricity and natural gas commodity types consists of inputs that are less observable due in part to lack of available broker quotes, supported by little, if any, market activity at the measurement date or are based on internally developed models. Certain basis prices (i.e., the difference in pricing between two locations) included in the valuation of natural gas and electricity contracts were deemed unobservable.

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

The following table presents the carrying amount and fair value of financial instruments as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$41	$—	$—	$41	$39	$—	$—	$39
Dividends payable	$116	$116	$—	$—	$107	$107	$—	$—
Short-term borrowings	$131	$—	$131	$—	$240	$—	$240	$—
Long-term debt	$8,094	$425	$7,551	$499	$7,813	$507	$7,453	$933

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	December 31, 2013	December 31, 2012
	(In millions)
Fermi 2	$1,172	$1,021
Fermi 1	3	3
Low level radioactive waste	16	13
Total	$1,191	$1,037

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31
	2013	2012	2011
	(In millions)
Realized gains	$83	$37	$46
Realized losses	$(41)	$(31)	$(38)
Proceeds from sales of securities	$1,118	$759	$833

Realized gains and losses from the sale of securities for the Fermi 2 and the low level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	December 31, 2013		December 31, 2012
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$730	$201	$631	$122
Debt securities	442	12	399	27
Cash and cash equivalents	19	—	7	—
	$1,191	$213	$1,037	$149

At December 31, 2013, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 37% in fixed debt instruments and 2% in cash equivalents. At December 31, 2012, investments in the nuclear decommissioning trust funds consisted of approximately 61% in publicly traded equity securities, 38% in fixed debt instruments and 1% in cash equivalents.

The debt securities at December 31, 2013 and 2012 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other than temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $31 million and $44 million of unrealized losses as Regulatory assets at December 31, 2013 and 2012, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in 2013, 2012 and 2011 for Fermi 1.

Other Securities

At December 31, 2013 and 2012, the securities were comprised primarily of money-market and equity securities. During the years ended December 31, 2013 and 2012, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at December 31, 2013, 2012, and 2011 were $22 million, $11 million and $4 million, respectively.

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

The Company’s primary market risk exposure is associated with commodity prices, credit and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include power, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits and natural gas storage assets.

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

Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected gas supply requirements through 2016. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.

Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.

Power and Industrial Projects — This segment manages and operates energy and pulverized coal projects, coke batteries, reduced emissions fuel projects, landfill gas recovery and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Corporate and Other — Interest Rate Risk — The Company uses interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility. In 2004 and 2000, the Company entered into a series of interest rate derivatives to limit its sensitivity to market interest rate risk associated with the issuance of long-term debt. Such instruments were designated as cash flow hedges. The Company subsequently issued long-term debt and terminated these hedges at a cost that is included in Other comprehensive loss. Amounts recorded in Other comprehensive loss will be reclassified to interest expense through 2033. In 2014, the Company estimates reclassifying less than $1 million of losses to earnings.

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its December 31, 2013 and 2012 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following tables present the fair value of derivative instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$—	$—	$(1)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$—	$(1)	$—	$—
Commodity Contracts:
Natural Gas	396	(503)	645	(661)
Electricity	400	(398)	360	(351)
Other	37	(34)	11	(7)
Total derivatives not designated as hedging instruments:	$833	$(936)	$1,016	$(1,019)
Total derivatives:
Current	$691	$(773)	$862	$(879)
Noncurrent	142	(163)	154	(141)
Total derivatives	$833	$(936)	$1,016	$(1,020)
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

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $19 million and $63 million at December 31, 2013 and 2012, respectively, which could be used to offset our net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

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

As of December 31, 2013, the total cash collateral posted, net of cash collateral received, was $12 million. As of December 31, 2012, the total cash collateral received, net of cash collateral posted, was $20 million. As of December 31, 2013, derivative assets and derivative liabilities are shown net of cash collateral of $26 million and $17 million, respectively. There was no cash collateral related to unrealized positions to net against derivative assets and liabilities as of December 31, 2012. The Company recorded cash collateral paid of $34 million and cash collateral received of $13 million not related to unrealized derivative positions as of December 31, 2013. The Company recorded cash collateral paid of $4 million and cash collateral received of $24 million not related to unrealized derivative positions as of December 31, 2012. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table presents the netting offsets of derivative assets and liabilities at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$396	$(382)	$14	$645	$(605)	$40
Electricity	400	(291)	109	360	(258)	102
Other	37	(34)	3	11	(6)	5
Total derivative assets	$833	$(707)	$126	$1,016	$(869)	$147

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(503)	$395	$(108)	$(661)	$605	$(56)
Electricity	(398)	269	(129)	(351)	258	(93)
Other	(34)	34	—	(7)	6	(1)
Other derivative liabilities	(1)	—	(1)	(1)	—	(1)
Total derivative liabilities	$(936)	$698	$(238)	$(1,020)	$869	$(151)

The following table presents the netting offsets of derivative assets and liabilities at December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$691	$142	$(773)	$(163)	$862	$154	$(879)	$(141)
Counterparty netting	(566)	(115)	566	115	(754)	(115)	754	115
Collateral adjustment	(26)	—	12	5	—	—	—	—
Total derivatives as reported	$99	$27	$(195)	$(43)	$108	$39	$(125)	$(26)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for years ended December 31, 2013 and 2012 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31
Derivatives not Designated as Hedging Instruments		2013	2012
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$(1)	$—
Commodity Contracts:
Natural Gas	Operating Revenue	(48)	(29)
Natural Gas	Fuel, purchased power and gas	(44)	25
Electricity	Operating Revenue	82	64
Other	Operating Revenue	—	5
Total		$(11)	$65

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $5 million in unrealized gains related to FTRs recognized in Regulatory liabilities for the year ended December 31, 2013, and $15 million in unrealized gains related to FTRs recognized in Regulatory liabilities, for the year ended December 31, 2012.

The following represents the cumulative gross volume of derivative contracts outstanding as of December 31, 2013:

Commodity	Number of Units
Natural Gas (MMBtu)	795,553,773
Electricity (MWh)	55,658,483
Foreign Currency Exchange ($ CAD)	65,074,206
FTR (MWh)	10,485,618

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to request that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be asked to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2013, DTE Energy's contractual obligation in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $406 million.

As of December 31, 2013, the Company had approximately $1,176 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $25 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $902 million. The net remaining amount of approximately $249 million is derived from the $406 million noted above.

NOTE 5 — GOODWILL

The Company has goodwill resulting from purchase business combinations.

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(In millions)
Balance as of January 1	$2,018	$2,020
Goodwill attributable to sale of Unconventional Gas Production business	—	(2)
Balance at December 31	$2,018	$2,018

NOTE 6 — ACQUISITION

In the fourth quarter of 2012, the Company closed on the purchase of a portfolio of fourteen on-site energy projects from subsidiaries of Duke Energy Corporation and GDF Suez Energy North America, Inc. This acquisition provided a growth opportunity for the Company's Power and Industrial Projects segment that leverages its extensive energy-related operating experience and project management capabilities.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The purchase of equity interests ranged from 46 percent to 100 percent of the project companies for a total purchase price of approximately $294 million, which consisted of $220 million paid in cash and assumption of approximately $74 million of debt. The debt assumed related to two project companies which have been deemed variable interest entities. DTE, however, was determined not to be the primary beneficiary and thus the VIEs' assets and liabilities are not included in the Company's Consolidated Statements of Financial Position. Therefore, the assumed debt was not included in the purchase price allocation table below. There was no exposure to loss related to the debt assumed as the customer of the project companies is obligated to pay the loans in the event of default or termination. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the closing date:

(In millions)
Cash	$22
Accounts receivable	14
Other current assets	8
Property, plant and equipment	100
Intangible assets	75
Other noncurrent assets	9
Current liabilities	(7)
Non-controlling interest	(1)
Total purchase price	$220

The intangible assets recorded as a result of the acquisition pertained to existing contracts and agreements, which were valued at approximately $75 million as of the closing date. The intangible assets are amortized on a straight line basis over a weighted-average amortization period of approximately eight years. The Company did not record any goodwill due to the acquisition.

The Company's 2012 results of operations included revenue of $30 million and net income of $2 million associated with the acquired project companies for the approximate three-month period following the closing date. The pro forma results of operations have not been presented for DTE Energy because the effects of the acquisition were not material to our consolidated results of operations.

NOTE 7 — DISCONTINUED OPERATIONS

Sale of Unconventional Gas Production Business

In December 2012, the Company sold its 100% equity interest in its Unconventional Gas Production business which consisted of gas and oil production assets in the western Barnett and Marble Falls shale areas of Texas. The sale resulted in gross proceeds of approximately $255 million, which resulted in a pre-tax loss of approximately $83 million ($55 million after tax). The activity of the discontinued business is shown below. The amounts exclude general corporate overhead costs, and related tax effects, and no portion of corporate interest costs were allocated to discontinued operations.

	2012	2011
	(In millions)
Operating Revenues	$55	$39

Operation and Maintenance	24	16
Depreciation, Depletion and Amortization	23	18
Taxes Other Than Income	4	3
Asset (Gains) and Losses, Net	83	—
	134	37
Operating Income (Loss)	(79)	2
Other (Income) and Deductions	6	6
Loss Before Income Taxes	(85)	(4)
Income Tax Expense (Benefit)	(29)	(1)
Net Loss Attributable to DTE Energy Company	$(56)	$(3)

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Summary of property by classification as of December 31:

	2013	2012
Property, Plant and Equipment	(In millions)
DTE Electric
Generation	$11,127	$10,383
Distribution	7,603	7,306
Total DTE Electric	18,730	17,689
DTE Gas
Distribution	2,834	2,704
Storage	431	426
Other	836	852
Total DTE Gas	4,101	3,982
Non-utility and other	2,292	1,960
Total	25,123	23,631
Less Accumulated Depreciation, Depletion and Amortization
DTE Electric
Generation	(4,004)	(3,880)
Distribution	(2,947)	(2,837)
Total DTE Electric	(6,951)	(6,717)
DTE Gas
Distribution	(1,129)	(1,057)
Storage	(138)	(132)
Other	(338)	(365)
Total DTE Gas	(1,605)	(1,554)
Non-utility and other	(767)	(676)
Total	(9,323)	(8,947)
Net Property, Plant and Equipment	$15,800	$14,684

The Allowance for Funds used During Construction (AFUDC) capitalized was approximately $23 million and $20 million during 2013 and 2012, respectively.

The composite depreciation rate for DTE Electric was approximately 3.4% in 2013 and 3.3% in 2012 and 2011. The composite depreciation rate for DTE Gas was 2.4% in 2013 and 2012, and 2.3% in 2011.

The average estimated useful life for each major class of utility property, plant and equipment as of December 31, 2013 follows:

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

Capitalized software costs amortization expense was $71 million in 2013, $68 million in 2012 and $65 million in 2011. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2013 were $668 million and $384 million, respectively. The gross carrying amount and accumulated amortization of capitalized software costs at December 31, 2012 were $608 million and $313 million, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Gross property under capital leases was $35 million and $32 million at December 31, 2013 and 2012, respectively. Accumulated amortization of property under capital leases was $21 million and $20 million at December 31, 2013 and 2012, respectively.

NOTE 9 — JOINTLY OWNED UTILITY PLANT

DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly owned plants are included in Fuel, purchased power and gas and Operation and maintenance expenses in the Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2013 was as follows:

	Belle River		Ludington Hydroelectric Pumped Storage
In-service date	1984-1985		1973
Total plant capacity	1,270	MW	1,872	MW
Ownership interest	(a)		49%
Investment in property, plant and equipment (in millions)	$1,702		$354
Accumulated depreciation (in millions)	$969		$170
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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the asset retirement obligations for 2013 follows:

(In millions)
Asset retirement obligations at December 31, 2012	$1,719
Accretion	106
Liabilities incurred	5
Liabilities settled	(13)
Revision in estimated cash flows	10
Asset retirement obligations at December 31, 2013	$1,827

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

In October 2011, the MPSC approved DTE Electric's request for a reduction to the nuclear decommissioning surcharge under the assumption that it would request an extension of the Fermi 2 license for an additional 20 years beyond the term of the existing license which expires in 2025. DTE Electric expects to request the license extension in 2014. This proposed extension of the license, including the associated impact on spent nuclear fuel, resulted in a revision in estimated cash flows for the Fermi 2 asset retirement obligation of approximately $22 million in 2011. It is estimated that the cost of decommissioning Fermi 2 is $1.6 billion in 2013 dollars and $10 billion in 2045 dollars, using a 6% inflation rate. Approximately $1.6 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The Company is unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the financial position, results of operations and cash flows of the Company.

Regulatory Assets and Liabilities

DTE Electric and DTE Gas are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our businesses and may require the write-off of the portion of any regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.

The following are balances and a brief description of the regulatory assets and liabilities at December 31:

	2013	2012
	(In millions)
Assets
Recoverable pension and other postretirement costs:
Pension	$1,660	$2,420
Other postretirement costs	—	426
Asset retirement obligation	394	424
Recoverable Michigan income taxes	286	304
Recoverable income taxes related to securitized regulatory assets	126	226
Cost to achieve Performance Excellence Process	75	96
Other recoverable income taxes	71	76
Unamortized loss on reacquired debt	63	63
Deferred environmental costs	59	58
Enterprise Business Systems costs	13	16
Recoverable revenue decoupling	9	28
Choice incentive mechanism	3	66
Accrued PSCR/GCR revenue	—	87
Recoverable restoration expense	—	49
Other	104	78
	2,863	4,417
Less amount included in current assets	(26)	(182)
	$2,837	$4,235

Securitized regulatory assets	$231	$413

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

	2013	2012
	(In millions)
Liabilities
Asset removal costs	$351	$439
Renewable energy	277	230
Refundable revenue decoupling/deferred gain	127	127
Negative pension offset	84	105
Over recovery of Securitization	72	54
Refundable other postretirement costs	72	—
Accrued PSCR/GCR	65	16
Refundable income taxes	45	56
Energy optimization	31	34
Fermi 2 refueling outage	26	12
Refundable uncollectible expense	12	37
Other	2	10
	$1,164	$1,120
Less amount included current liabilities	(302)	(89)
	$862	$1,031

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

ASSETS

•
Recoverable pension and other postretirement costs — Accounting rules for pension and other postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior services costs as a regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. (a)

•
Asset retirement obligation — This obligation is primarily for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (a)

•
Recoverable Michigan income taxes — In July 2007, the Michigan Business Tax (MBT) was enacted by the State of Michigan. State deferred tax liabilities were established for the Company’s utilities, and offsetting regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. In May 2011, the MBT was repealed and the Michigan Corporate Income Tax (MCIT) was enacted. The regulatory asset was remeasured to reflect the impact of the MCIT tax rate. (a)

•
Recoverable income taxes related to securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge recovers the income tax over a fourteen-year period ending 2015. (a)

•
Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

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

•
Recoverable revenue decoupling — Amounts recoverable from DTE Gas customers for the change in revenue resulting from the difference in weather-adjusted average sales per customer compared to the base level of average sales per customer established by the MPSC. The December 2012 order in DTE Gas's rate case required the RDM be discontinued effective November 1, 2012. The order provided for a new RDM, which began in November 2013.

•
Choice incentive mechanism (CIM) — DTE Electric receivable for non-fuel revenues lost as a result of fluctuations in electric Customer Choice sales. The CIM was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

•
Accrued PSCR/GCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary under-recovery of and carrying costs on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
Recoverable restoration expense — Receivable for the MPSC approved restoration expense tracking mechanism that tracked the difference between actual restoration expense and the amount provided for in base rates, recognized pursuant to the MPSC authorization. The restoration expense tracking mechanism was terminated in the October 20, 2011 MPSC order issued to DTE Electric.

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

•
Refundable revenue decoupling / deferred gain — Amounts were originally accrued as refundable to DTE Electric customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. In 2012, the Michigan Court of Appeals issued a decision reversing the MPSC's decision to authorize a RDM for DTE Electric. The revenue decoupling liability was reversed and, after receiving an order from the MPSC to defer the resulting gain for future amortization, DTE Electric created a regulatory liability representing its obligation to refund the gain. The deferred gain will be amortized into earnings in 2014.

•
Negative pension offset — DTE Gas's negative pension costs are not included as a reduction to its authorized rates; therefore, the Company is accruing a regulatory liability to eliminate the impact on earnings of the negative pension expense accrued. This regulatory liability will reverse to the extent DTE Gas’s pension expense is positive in future years.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

•	Over recovery of Securitization — Over recovery of securitization bond expenses.

•
Refundable other postretirement costs — Accounting rules for other postretirement benefit costs require, among other things, the recognition in other comprehensive income of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the favorable impact of actuarial gains or losses and prior service credits as a regulatory liability since the impact will reduce expense in a future rate setting process as the deferred items are recognized as a component of net periodic benefit costs.

•
Accrued PSCR/GCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary over-recovery of and a return on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
Refundable income taxes — Income taxes refundable to DTE Gas’s customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Energy optimization (EO) — Amounts collected in rates in excess of energy optimization expenditures.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•
Refundable uncollectible expense (UETM) — DTE Electric and DTE Gas liability for the MPSC approved uncollectible expense tracking mechanism that tracks the difference in the fluctuation in uncollectible accounts and amounts recognized pursuant to the MPSC authorization. The UETM was terminated for DTE Electric in the October 20, 2011 MPSC rate case order and terminated for DTE Gas in the December 20, 2012 MPSC approval of the partial settlement agreement.

2009 Electric Rate Case Filing - Court of Appeals Decision

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

2010 Electric Rate Case Filing - Court of Appeals Decision

In July 2013, the COA issued a decision relating to an appeal of the October 2011 MPSC order in DTE Electric's October 2010 rate case filing. The COA found that the record of evidence in the 2010 rate case order was insufficient to support the MPSC's authorization to recover costs for the AMI program and remanded this matter to the MPSC. The MPSC had approved an approximately $11 million rate increase related to the AMI program in the October 2011 order. DTE Electric is currently operating its AMI program pursuant to the MPSC's approval set forth in the October 2011 order. On August 29, 2013, the MPSC reopened the 2010 electric rate case for the limited purpose of addressing the COA's opinion on AMI. The Company is unable to predict the outcome of this matter or the timing of its resolution.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

Transitional Reconciliation Mechanism (TRM)
On July 19, 2013, DTE Electric filed its TRM application proposing a transitional tariff option for certain former PLD customers and a modified line extension provision. The application also proposed a recovery mechanism for the deferred net incremental revenue requirement described above. The application further discussed that DTE Electric will be requesting recovery, in subsequent PSCR cases, of PLD transmission delivery service costs incurred while DTE Electric is temporarily relying upon PLD to operate and maintain PLD's system during the system conversion period. If the MPSC determines that the transmission costs are not recoverable in the PSCR, the Company requested recovery as part of the TRM.

Energy Optimization (EO) Plans

The EO plan is designed to help customers reduce their electric usage by: 1) building customer awareness of energy efficiency options and 2) offering a diverse set of programs and participation options that result in energy savings for each customer class.

In May 2013, DTE Electric and DTE Gas filed separate applications for approval of their respective reconciliations of their 2012 EO plan expenses. DTE Electric’s EO reconciliation included a cumulative $26 million net over-recovery and DTE Gas’s EO reconciliation included a cumulative $7 million net over-recovery for their 2012 EO plans. DTE Electric and DTE Gas proposed that the calculated over-recoveries for 2012 be carried forward into 2013 and used as beginning balances for the 2013 reconciliations. On December 6, 2013, the MPSC approved settlement agreements of the DTE Electric and DTE Gas 2012 EO reconciliations that carried forward to 2013 the 2012 over-recoveries. In addition, the MPSC authorized performance incentive surcharges, over a 12-month period effective January 1, 2014, of approximately $10 million and $4 million for DTE Electric and DTE Gas, respectively.

In July 2013, DTE Electric and DTE Gas filed separate applications with the MPSC for the biennial review of their EO plans. On December 19, 2013, the MPSC approved settlement agreements for the EO plans of DTE Electric and DTE Gas.

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

DTE Electric Uncollectible Expense True-Up Mechanism (UETM)

In February 2012, DTE Electric filed an application with the MPSC for approval of its UETM for 2011 requesting authority to refund approximately $9 million consisting of costs related to 2011 uncollectible expense. On February 28, 2013, the MPSC approved a settlement agreement and authorized a $9 million credit to refund the over-recovery over a one month period beginning April 1, 2013.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

Renewable Energy Plan (REP)

In June 2013, DTE Electric filed an application for the biennial review and approval of its amended REP with the MPSC requesting authority to reduce its annual surcharge revenue recovery from approximately $100 million to $15 million. The proposed level is appropriate to continue to properly implement DTE Electric’s 20-year REP, designed to deliver cleaner, renewable electric generation to its customers, to further diversify DTE Electric’s and the State of Michigan’s sources of electric supply, and to address the state and national goals of increasing energy independence. On December 19, 2013, the MPSC approved DTE Electric’s amended REP.

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

2010 PSCR Year - On April 25, 2013, the MPSC approved the 2010 PSCR net under-recovery of $52.6 million and the recovery of this amount as part of the 2011 PSCR reconciliation. The order also approved DTE Electric's Pension Equalization Mechanism reconciliation and authorized a one month surcharge in June 2013 and approved the recovery of the over-refund of the self-implemented rate increase related to the 2009 electric rate case filing as part of the 2011 PSCR reconciliation.

2012 PSCR Year - In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.

2012 Gas Rate Case Filing

DTE Gas filed a rate case on April 20, 2012 based on a projected test year for the twelve-month period ending October 31, 2013. On December 20, 2012, the MPSC approved a partial settlement agreement and authorized the Company to increase its annual gas revenues by $19.9 million for service rendered on and after January 1, 2013. The partial settlement agreement did not resolve the proposal for an infrastructure recovery mechanism (IRM) designed to recover DTE Gas' projected costs over a five-year period related to its gas main renewal, pipeline integrity and meter move out programs. On April 16, 2013, the MPSC issued an order approving the IRM and authorized the recovery of the cost of service related to $77 million of annual investment in the programs beginning in May 2013. The IRM will adjust annually in July for the incremental investment each year, after a limited hearing on the reconciliation of the prior year capital expenditures. When DTE Gas files a rate case, all capital invested as part of the IRM will be rolled into rate base and recovery would continue through base rates as part of a base rate case filing. As part of any future rate case, DTE Gas may propose to implement an updated IRM to address the recovery of future infrastructure investments.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

DTE Gas UETM

In March 2013, DTE Gas filed an application with the MPSC for approval of its UETM reconciliation for 2012 requesting authority to refund approximately $20 million. On September 10, 2013, the MPSC approved a settlement agreement approving the requested 2012 UETM refund over a twelve-month period beginning in October 2013.

DTE Gas Revenue Decoupling Mechanism (RDM)

In October 2012, DTE Gas filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2011 through June 30, 2012. The application requests authority to adjust existing retail gas rates so as to collect a net amount of approximately $9 million, plus interest. On March 15, 2013, the MPSC approved a settlement agreement and authorized the implementation of surcharges during the billing months of April 2013 through March 2014.

In May 2013, DTE Gas filed an application with the MPSC for approval of its RDM reconciliation for the period July 1, 2012 through October 31, 2012. DTE Gas's RDM application proposed the recovery of a net under-recovery of approximately $5.2 million. On November 14, 2013, the MPSC approved a settlement agreement and authorized the implementation of surcharges during the billing months of December 2013 through March 2014.

The December 2012 order in DTE Gas's rate case required the RDM be discontinued effective November 1, 2012. The order also provided for a new RDM for the period November 1, 2013 through October 31, 2014. The new RDM decouples weather normalized distribution revenue inside caps. The caps are tied to expected conservation targets: 1.125% in the first reconciliation period and 2.25% for the second and future periods.

DTE Gas Depreciation Filing

In compliance with an MPSC order, DTE Gas filed a depreciation case in June 2012. On May 15, 2013, the MPSC approved a settlement agreement increasing DTE Gas’s composite depreciation rates from 2.29% to 2.51%, effective on the same date as the MPSC-approved rates are effective in DTE Gas’s next general rate case. The Company cannot predict when DTE Gas will file its next rate case.

NOTE 12 — INCOME TAXES

Income Tax Summary

The Company files a consolidated federal income tax return. Total income tax expense varied from the statutory federal income tax rate for the following reasons:

	2013	2012	2011
	(In millions)
Income before income taxes	$922	$960	$991
Income tax expense at 35% statutory rate	$323	$336	$347
Production tax credits	(68)	(49)	(6)
Investment tax credits	(6)	(6)	(6)
Depreciation	(4)	(4)	(4)
AFUDC - Equity	(5)	(4)	(1)
Employee Stock Ownership Plan dividends	(4)	(4)	(4)
Domestic production activities deduction	(14)	(14)	(7)
State and local income taxes, net of federal benefit	37	37	37
Enactment of Michigan Corporate Income Tax, net of federal expense	—	—	(87)
Other, net	(5)	(6)	(1)
Income tax expense	$254	$286	$268
Effective income tax rate	27.5%	29.8%	27.0%

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Components of income tax expense were as follows:

	2013	2012	2011
	(In millions)
Current income tax expense (benefit)
Federal	$74	$190	$27
State and other income tax	16	49	21
Total current income taxes	90	239	48
Deferred income tax expense (benefit)
Federal	122	39	318
State and other income tax	42	8	(98)
Total deferred income taxes	164	47	220
Total income taxes from continuing operations	254	286	268
Discontinued operations	—	(29)	(1)
Total	$254	$257	$267

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

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2013	2012
	(In millions)
Property, plant and equipment	$(3,372)	$(3,389)
Securitized regulatory assets	(127)	(256)
Alternative minimum tax credit carry-forwards	266	254
Merger basis differences	18	42
Pension and benefits	(30)	(33)
Other comprehensive loss	—	101
Derivative assets and liabilities	—	66
State net operating loss and credit carry-forwards	43	37
Other	(110)	41
	(3,312)	(3,137)
Less valuation allowance	(37)	(33)
	$(3,349)	$(3,170)
Current deferred income tax assets (liabilities)	$(28)	$21
Long-term deferred income tax liabilities	(3,321)	(3,191)
	$(3,349)	$(3,170)
Deferred income tax assets	$1,808	$1,038
Deferred income tax liabilities	(5,157)	(4,208)
	$(3,349)	$(3,170)

Production tax credits earned in prior years but not utilized totaled $266 million and are carried forward indefinitely as alternative minimum tax credits. The majority of the production tax credits earned in prior years but not utilized, including all of those from our synfuel projects, were generated from projects that had received a private letter ruling (PLR) from the Internal Revenue Service (IRS). These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.

The above table excludes deferred tax liabilities associated with unamortized investment tax credits that are shown separately on the Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The Company has state deferred tax assets related to net operating loss and credit carry-forwards of $43 million and $37 million at December 31, 2013 and 2012, respectively. The state net operating loss and credit carry-forwards expire from 2014 through 2033. The Company has recorded valuation allowances at December 31, 2013 and 2012 of approximately $37 million and $33 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at January 1	$11	$48	$28
Additions for tax positions of prior years	—	—	27
Reductions for tax positions of prior years	—	(2)	(4)
Additions for tax positions of current year	—	1	1
Settlements	—	(30)	(3)
Lapse of statute of limitations	(1)	(6)	(1)
Balance at December 31	$10	$11	$48

The Company had $2 million and $3 million of unrecognized tax benefits at December 31, 2013 and at 2012, respectively, that, if recognized, would favorably impact its effective tax rate. During the next twelve months, it is reasonably possible that the statute of limitation will expire on various state tax returns. As a result, the Company believes that it is possible that there will be a decrease in unrecognized tax benefits of up to $1 million within the next twelve months.

The Company recognizes interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on its Consolidated Statements of Operations. Accrued interest pertaining to income taxes totaled $1 million and $1 million at December 31, 2013 and 2012, respectively. The Company had no accrued penalties pertaining to income taxes. The Company recognized interest expense (income) related to income taxes of a nominal amount, $(1) million and $(2) million in 2013, 2012 and 2011, respectively.

In 2013, the Company settled a federal tax audit for the 2011 tax year, which resulted in the recognition of a nominal amount of unrecognized tax benefits. The Company's federal income tax returns for 2012 and subsequent years remain subject to examination by the IRS. The Company's Michigan Business Tax and Michigan Corporate Income Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. The Company also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

Michigan Corporate Income Tax (MCIT)

In May 2011, the Michigan Business Tax (MBT) was repealed and the MCIT was enacted and became effective January 1, 2012. The MCIT subjects corporations with business activity in Michigan to a 6% tax rate on an apportioned income tax base and eliminates the modified gross receipts tax and nearly all credits available under the MBT. The MCIT also eliminated the future deductions allowed under MBT that enabled companies to establish a one-time deferred tax asset upon enactment of the MBT to offset deferred tax liabilities that resulted from enactment of the MBT.

As a result of the enactment of the MCIT, the net state deferred tax liability was remeasured to reflect the impact of the MCIT tax rate on cumulative temporary differences expected to reverse after the effective date. The net impact of this remeasurement was a reduction of the net deferred tax assets attributable to our regulated utilities, partially offset by a decrease in deferred tax liabilities attributable to our non-utilities of $87 million primarily due to a lower apportionment factor from inclusion of non-utility entities in DTE Energy's unitary Michigan tax return and was recognized as a reduction to income tax expense in 2011.

No recognition of these non-cash transactions have been reflected in the Consolidated Statements of Cash Flows.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 13 — COMMON STOCK

Common Stock

During 2013 and 2012, the Company contributed the following amounts of DTE Energy Common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price Per Share	Amount
			(In millions)
March 12, 2013	750,075	$66.66	$50
June 12, 2013	753,579	$66.35	50
September 12, 2013	1,522,301	$65.69	100
			$200

June 18, 2012	1,334,668	$59.94	$80

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

Dividends

Certain of the Company’s credit facilities contain a provision requiring the Company to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends the Company can pay in order to maintain compliance with this provision. See Note 17 for a definition of this ratio. The effect of this provision was to restrict the payment of approximately $166 million at December 31, 2013 of total retained earnings of approximately $4 billion. There are no other effective limitations with respect to the Company’s ability to pay dividends.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table as of December 31:

	2013	2012	2011
	(In millions, expect per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$661	$610	$711
Average number of common shares outstanding	175	171	169
Weighted average net restricted shares outstanding	1	1	1
Dividends declared — common shares	$453	$413	$392
Dividends declared — net restricted shares	1	1	1
Total distributed earnings	$454	$414	$393
Net income less distributed earnings	$207	$196	$318
Distributed (dividends per common share)	$2.59	$2.42	$2.32
Undistributed	1.17	1.14	1.87
Total Basic Earnings per Common Share	$3.76	$3.56	$4.19
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$661	$610	$711
Average number of common shares outstanding	175	171	169
Average incremental shares from assumed exercise of options	—	1	1
Common shares for dilutive calculation	175	172	170
Weighted average net restricted shares outstanding	1	1	1
Dividends declared — common shares	$453	$413	$392
Dividends declared — net restricted shares	1	1	1
Total distributed earnings	$454	$414	$393
Net income less distributed earnings	$207	$196	$318
Distributed (dividends per common share)	$2.59	$2.42	$2.32
Undistributed	1.17	1.13	1.86
Total Diluted Earnings per Common Share	$3.76	$3.55	$4.18

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 15 — LONG-TERM DEBT

Long-Term Debt

The Company’s long-term debt outstanding and weighted average interest rates (a) of debt outstanding at December 31 were:

	2013	2012
	(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured
6.1% due 2014 to 2033	$1,297	$1,298
DTE Electric Taxable Debt, Principally Secured
4.7% due 2014 to 2043	4,286	3,777
DTE Electric Tax-Exempt Revenue Bonds (b)
5.1% due 2014 to 2036	558	707
DTE Gas Taxable Debt, Principally Secured
5.6% due 2014 to 2042	1,029	919
Other Long-Term Debt, Including Non-Recourse Debt	142	153
	7,312	6,854
Less amount due within one year	(694)	(634)
	$6,618	$6,220
Securitization bonds
6.6% due 2015	$302	$479
Less amount due within one year	(197)	(177)
	$105	$302
Junior Subordinated Debentures
6.5% due 2061	$280	$280
5.25% due 2062	200	200
	$480	$480
_______________________________________

(a)	Weighted average interest rates as of December 31, 2013 are shown below the description of each category of debt.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

Debt Issuances

In 2013, the following debt was issued:

Company	Month Issued	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	4.00%	2043	$375
DTE Electric	August	Mortgage Bonds (a)	3.65%	2024	400
DTE Energy	November	Senior Notes (a)	3.85%	2023	300
DTE Gas	December	Mortgage Bonds (a)	3.64%	2023	50
DTE Gas	December	Mortgage Bonds (a)	3.74%	2025	70
DTE Gas	December	Mortgage Bonds (a)	3.94%	2028	50
					$1,245
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, repayment of short-term borrowings and general corporate purposes.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Debt Redemptions

In 2013, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.42%	2013	$88
DTE Electric	March	Tax Exempt Revenue Bonds (a)	5.30%	2030	51
DTE Electric	April	Other Long-Term Debt	Various	2013	13
DTE Gas	April	Senior Notes	5.26%	2013	60
DTE Energy	June	Senior Notes	Variable	2013	300
DTE Electric	September	Securitization Bonds	6.62%	2013	89
DTE Electric	September	Senior Notes	6.40%	2013	250
DTE Electric	December	Tax Exempt Revenue Bonds (a)	5.50%	2030	49
DTE Electric	December	Tax Exempt Revenue Bonds (a)	6.75%	2038	50
DTE Energy	Various	Other Long-Term Debt	Various	2013	11
					$961
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

The following table shows the scheduled debt maturities:

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
Amount to mature	$891	$476	$465	$9	$407	$5,846	$8,094

Junior Subordinated Debentures

At December 31, 2013, the Company had $280 million of 6.5% Junior Subordinated Debentures due 2061 and $200 million of 5.25% Junior Subordinated Debentures due 2062. The Company has the right to defer interest payments on the debt securities. Should the Company exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue.

Cross Default Provisions

Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.

NOTE 16 — PREFERRED AND PREFERENCE SECURITIES

As of December 31, 2013, the amount of authorized and unissued stock is as follows:

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

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2013, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas are 0.48 to 1, 0.50 to 1 and 0.48 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at December 31, 2013 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in May 2014	$50	$—	$—	$50
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
	1,375	300	300	1,975
Amounts outstanding at December 31, 2013:
Commercial paper issuances	35	—	96	131
Letters of credit	244	—	—	244
	279	—	96	375
Net availability at December 31, 2013	$1,096	$300	$204	$1,600

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $53 million which are used for various corporate purposes.

The weighted average interest rate for short-term borrowings was 0.2% and 0.4% at December 31, 2013 and 2012, respectively.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At December 31, 2013, a $50 million letter of credit was in place, raising the capacity under this facility to $150 million. The $50 million letter of credit is included in the table above. The amount outstanding under this agreement was $138 million and $65 million at December 31, 2013 and 2012, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 18 — CAPITAL AND OPERATING LEASES

Lessee — The Company leases various assets under capital and operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles and other equipment. The lease arrangements expire at various dates through 2046.

Future minimum lease payments under non-cancelable leases at December 31, 2013 were:

	Capital Leases	Operating Leases
	(In millions)
2014	$8	$35
2015	8	31
2016	3	27
2017	—	25
2018	—	20
Thereafter	—	92
Total minimum lease payments	$19	$230
Less imputed interest	1
Present value of net minimum lease payments	18
Less current portion	7
Non-current portion	$11

Rental expense for operating leases was $34 million in 2013, $36 million in 2012, and $40 million in 2011.

Lessor - Capital Lease — The Company leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. The Company owns a 40% interest in the Vector Pipeline. In addition, the Company has an energy services agreement, a portion of which is accounted for as a capital lease. The agreement expires in 2019, with a three or five year renewal option. The components of the net investment in the capital leases at December 31, 2013, were as follows:

(In millions)
2014	$12
2015	12
2016	12
2017	12
2018	12
Thereafter	19
Total minimum future lease receipts	79
Residual value of leased pipeline	40
Less unearned income	(40)
Net investment in capital lease	79
Less current portion	(5)
$74

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric has spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, requires further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted the EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is expected in 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule, was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for some units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. The EPA and Sierra Club motions are currently pending with the U.S. District Court Judge.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

On March 13, 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric plan to file an answer to the amended complaint in the first quarter of 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

Water - In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. The initial rule published in 2004 was subsequently remanded and a proposed rule published in 2011. The proposed rule specified an eight year compliance timeline. Final action on this rule has been delayed and is expected in 2014. Depending on final regulations, its requirements may require modifications to some existing intake structures and could impact the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by May 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2013 and 2012, the Company had $8 million and $9 million, respectively, accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes that the likelihood of a materially greater liability than the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from coal fired power plants. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. It is not possible to quantify the impact of those expected rulemakings at this time.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Gas

Contaminated Sites — Gas segment, owned or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. As of December 31, 2013 and 2012, the Company had $28 million and $29 million, accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

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

The Company received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue. The Company recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $3 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program.

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

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and our Michigan coke battery. The state implementation plan process is in the gathering stage and any required emission reductions for DTE Energy sources to meet the standard cannot be estimated currently.

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $34 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the U.S. Department of Energy (DOE) for the future storage and disposal of spent nuclear fuel from Fermi 2. DTE Electric is obligated to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee is a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool. The Company continues to develop its on-site dry cask storage facility and has scheduled the initial offload from the spent fuel pool in 2014. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement provided for a payment of approximately $48 million, received in August 2012, for delay-related costs experienced by DTE Electric through 2010, and a claims process for submittal of delay-related costs from 2011 through 2013. DTE Electric has begun the claims process and claims are being settled on a timely basis. The settlement proceeds reduced the cost of the dry cask storage facility assets. In January 2014, the settlement agreement was extended through 2016. The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

In February 2013, the U.S. Court of Appeals for the District of Columbia (COA) granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that will take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. DTE Electric continues to pay fees to the U.S. government's nuclear waste fund pending further developments in this proceeding.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at December 31, 2013 is approximately $1.1 billion. Payment under these guarantees is considered remote.

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at December 31, 2013 is approximately $144 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $60 million at December 31, 2013. Payment under these guarantees is considered remote.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2013, the Company had approximately $41 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for the Company's approximately 4,900 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

As of December 31, 2013, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $8.6 billion from 2014 through 2051 as detailed in the following table:

(In millions)
2014	$2,617
2015	1,195
2016	643
2017	345
2018	311
2019 — 2051	3,487
$8,598

The Company also estimates that 2014 capital expenditures will be approximately $2.3 billion. The Company has made certain commitments in connection with expected capital expenditures.

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

NOTE 20 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

Pension Plan Benefits

The Company has qualified defined benefit retirement plans for eligible represented and non-represented employees. The plans are noncontributory and cover most employees. The plans provide traditional retirement benefits based on the employees’ years of benefit service, average final compensation and age at retirement. In addition, certain represented and non-represented employees are covered under cash balance provisions that determine benefits on annual employer contributions and interest credits. The Company also maintains supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Effective January 1, 2012 for non-represented employees, and in June 2011 and March 2013 for the majority of represented employees, the Company discontinued offering a defined benefit retirement plan. In its place, the Company will annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan.

The Company’s policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006 and additional amounts when it deems appropriate. The Company contributed $277 million to its qualified pension plans in 2013. At the discretion of management, and depending upon financial market conditions, we anticipate making up to $345 million in contributions to the pension plans in 2014.

Net pension cost includes the following components:

	2013	2012	2011
	(In millions)
Service cost	$94	$82	$69
Interest cost	192	204	202
Expected return on plan assets	(266)	(244)	(246)
Amortization of:
Net loss	208	176	142
Prior service cost	—	—	3
Special termination benefits	—	2	2
Net pension cost	$228	$220	$172

	2013	2012
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income
Net actuarial (gain) loss	$(581)	$395
Amortization of net actuarial loss	(208)	(178)
Total recognized Regulatory assets and Other comprehensive income	$(789)	$217
Total recognized in net periodic pension cost, Regulatory assets and Other comprehensive income	$(561)	$437
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$151	$202

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Consolidated Statements of Financial Position at December 31:

	2013	2012
	(In millions)
Accumulated benefit obligation, end of year	$4,068	$4,349
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$4,729	$4,195
Service cost	94	82
Interest cost	192	204
Plan amendments	(3)	—
Actuarial (gain) loss	(400)	474
Special termination benefits	—	2
Benefits paid	(232)	(228)
Projected benefit obligation, end of year	$4,380	$4,729
Change in plan assets
Plan assets at fair value, beginning of year	$3,223	$2,886
Actual return on plan assets	445	325
Company contributions	284	240
Benefits paid	(232)	(228)
Plan assets at fair value, end of year	$3,720	$3,223
Funded status of the plans	$(660)	$(1,506)
Amount recorded as:
Current liabilities	$(7)	$(8)
Noncurrent liabilities	(653)	(1,498)
	$(660)	$(1,506)
Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$174	$205
Prior service (credit)	(1)	(2)
	$173	$203
Amounts recognized in Regulatory assets (see Note 11)
Net actuarial loss	$1,654	$2,413
Prior service cost	6	7
	$1,660	$2,420

At December 31, 2013, the benefits related to the Company’s qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2014	$242
2015	250
2016	258
2017	268
2018	280
2019-2023	1,529
$2,827

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the projected benefit obligation and net pension costs are listed below:

	2013	2012	2011
Projected benefit obligation
Discount rate	4.95%	4.15%	5.00%
Rate of compensation increase	4.20%	4.20%	4.20%
Net pension costs
Discount rate	4.15%	5.00%	5.50%
Rate of compensation increase	4.20%	4.20%	4.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%

The Company employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Company has long-term rate of return assumptions for its pension plans of 7.75% and other postretirement benefit plans of 8.00%, for 2014. The Company believes these rates are a reasonable assumption for the long-term rate of return on its plan assets for 2014 given its investment strategy.

The Company employs a total return investment approach whereby a mix of equities, fixed income and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value stocks, and large and small market capitalizations. Fixed income securities generally include market and long duration bonds of companies from diversified industries, mortgage-backed securities, non-US securities, bank loans and U.S. Treasuries. Other assets such as private markets and hedge funds are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

Target allocations for pension plan assets as of December 31, 2013 are listed below:

U.S. Large Cap Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for pension plan assets at December 31, 2013 and 2012 (a):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Asset Category:
Short-term investments (b)	$22	$—	$—	$22	$—	$24	$—	$24
Equity securities
U.S. Large Cap (c)	896	—	—	896	688	44	—	732
U.S. Small/Mid Cap (d)	221	—	—	221	153	5	—	158
Non U.S. (e)	611	130	—	741	530	120	—	650
Fixed income securities (f)	16	921	—	937	87	765	—	852
Hedge Funds and Similar Investments (g)	268	70	395	733	209	80	339	628
Private Equity and Other (h)	—	—	170	170	—	—	179	179
Total	$2,034	$1,121	$565	$3,720	$1,667	$1,038	$518	$3,223
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated net asset values (NAV). Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$339	$179	$518	$296	$168	$464
Total realized/unrealized gains (losses):
Realized gains (losses)	—	18	18	18	(6)	12
Unrealized gains (losses)	40	(14)	26	(5)	12	7
Purchases, sales and settlements:
Purchases	16	15	31	250	33	283
Sales	—	(28)	(28)	(220)	(28)	(248)
Ending Balance at December 31	$395	$170	$565	$339	$179	$518
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$38	$3	$41	$16	$6	$22

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2013 and 2012.

Other Postretirement Benefits

The Company provides certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Company’s policy is to fund certain trusts to meet its other postretirement benefit obligations. Separate qualified Voluntary Employees Beneficiary Association (VEBA) and 401(h) trusts exist for represented and non-represented employees. The Company contributed $264 million to its other postretirement medical and life insurance benefit plans during 2013. At the discretion of management, we anticipate making up to $145 million of contributions to the VEBA trusts in 2014.

Starting in 2012, in lieu of offering future employees post-employment health care and life insurance benefits, the Company allocates a fixed amount per year to an account in a tax-exempt trust for each employee. These trusts are managed either by the Company (for non-represented and certain represented groups), or by the Utility Workers of America (UWUA) for Local 223 employees. The cost of these plans was $2 million in 2013 and less than $1 million in 2012.

Beginning in 2013, the Company replaced sponsored retiree medical, prescription drug and dental coverage with a Retiree Health Care Allowance (RHCA). This change applies to both current and future Medicare eligible non-represented retirees, spouses, surviving spouses or same sex domestic partners; as well as future Medicare eligible represented retirees, spouses, surviving spouses or same sex domestic partners. The 2013 RHCA allowance ranged between $3,250 and $3,500 depending on an employee’s date of hire and will increase each year at the lower of the rate of medical inflation or 2%.

Net other postretirement cost includes the following components:

	2013	2012	2011
	(In millions)
Service cost	$47	$68	$64
Interest cost	88	120	121
Expected return on plan assets	(110)	(92)	(94)
Amortization of:
Net loss	64	80	55
Prior service credit	(131)	(27)	(26)
Net transition asset	—	2	2
Net other postretirement cost (benefit)	$(42)	$151	$122

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

	2013	2012
	(In millions)
Other changes in plan assets and APBO recognized in Regulatory assets (liabilities) and Other comprehensive income
Net actuarial gain	$(353)	$(34)
Amortization of net actuarial loss	(64)	(80)
Prior service credit	(218)	(264)
Amortization of prior service credit	131	27
Amortization of transition asset	—	(2)
Total recognized in Regulatory assets (liabilities) and Other comprehensive income	$(504)	$(353)
Total recognized in net periodic benefit cost, Regulatory assets (liabilities) and Other comprehensive income	$(546)	$(202)
Estimated amounts to be amortized from Regulatory assets (liabilities) and Accumulated other comprehensive income into net periodic benefit cost during next fiscal year
Net actuarial loss	$21	$69
Prior service credit	$(144)	$(91)

The following table reconciles the obligations, assets and funded status of the plans including amounts recorded as Accrued postretirement liability in the Consolidated Statements of Financial Position at December 31:

	2013	2012
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$2,315	$2,470
Service cost	47	68
Interest cost	88	120
Plan amendments	(218)	(264)
Actuarial (gain) loss	(267)	5
Medicare Part D subsidy	1	6
Benefits paid	(88)	(90)
Accumulated postretirement benefit obligation, end of year	$1,878	$2,315
Change in plan assets
Plan assets at fair value, beginning of year	$1,153	$985
Actual return on plan assets	196	131
Company contributions	264	140
Benefits paid	(86)	(103)
Plan assets at fair value, end of year	$1,527	$1,153
Funded status, end of year	$(351)	$(1,162)
Amount recorded as:
Current liabilities	$(1)	$(2)
Noncurrent liabilities	(350)	(1,160)
	$(351)	$(1,162)
Amounts recognized in Accumulated other comprehensive loss, pre-tax
Net actuarial loss	$29	$40
Prior service credit	(10)	(14)
Net transition asset	—	(1)
	$19	$25
Amounts recognized in Regulatory assets (liabilities) (See Note 11)
Net actuarial loss	$321	$727
Prior service credit	(393)	(302)
Net transition obligation	—	1
	$(72)	$426

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2013, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2014	$103
2015	110
2016	115
2017	123
2018	130
2019 — 2023	724
$1,305

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs are listed below:

	2013		2012	2011
Accumulated postretirement benefit obligation
Discount rate	4.95%		4.15%	5.00%
Health care trend rate pre- and post- 65	7.50	/ 6.50%	7.00%	7.00%
Ultimate health care trend rate	4.50%		5.00%	5.00%
Year in which ultimate reached pre- and post- 65	2025 / 2024		2021	2020
Other postretirement benefit costs
Discount rate (prior to interim remeasurement)	4.15%		5.00%	5.50%
Discount rate (post interim remeasurement)	4.30%		N/A	N/A
Expected long-term rate of return on plan assets	8.25%		8.25%	8.75%
Health care trend rate pre- and post- 65	7.00%		7.00%	7.00%
Ultimate health care trend rate	5.00%		5.00%	5.00%
Year in which ultimate reached	2021		2020	2019

A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs by $9 million in 2013 and increased the accumulated benefit obligation by $124 million at December 31, 2013. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs by $8 million in 2013 and would have decreased the accumulated benefit obligation by $108 million at December 31, 2013.

The process used in determining the long-term rate of return for assets and the investment approach for the Company’s other postretirement benefits plans is similar to those previously described for its pension plans.

Target allocations for other postretirement benefit plan assets as of December 31, 2013 are listed below:

U.S. Large Cap Equity Securities	17%
U.S. Small Cap and Mid Cap Equity Securities	4
Non U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Fair Value Measurements for other postretirement benefit plan assets at December 31, 2013 and 2012 (a):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Category:	(In millions)
Short-term investments (b)	$5	$—	$—	$5	$1	$2	$—	$3
Equity securities:
U.S. Large Cap (c)	302	—	—	302	189	3	—	192
U.S. Small/Mid Cap (d)	147	—	—	147	105	—	—	105
Non U.S. (e)	282	9	—	291	230	7	—	237
Fixed income securities (f)	17	350	—	367	38	247	—	285
Hedge Funds and Similar Investments (g)	130	25	159	314	102	24	119	245
Private Equity and Other (h)	—	—	101	101	—	—	86	86
Total	$883	$384	$260	$1,527	$665	$283	$205	$1,153
_______________________________________

(a)	See Note 3 — Fair Value for a description of levels within the fair value hierarchy.

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

(f)
This category includes corporate bonds from diversified industries, U.S. Treasuries, bank loans and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

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

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

The VEBA trusts hold debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on net asset values (NAV). Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustees monitor prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustees challenge an assigned price and determine that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair values of securities by comparison of market-based price sources.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$119	$86	$205	$95	$60	$155
Total realized/unrealized gains (losses):
Realized gains (losses)	—	2	2	6	(11)	(5)
Unrealized gains	14	7	21	—	14	14
Purchases, sales and settlements:
Purchases	26	15	41	86	36	122
Sales	—	(9)	(9)	(68)	(13)	(81)
Ending Balance at December 31	$159	$101	$260	$119	$86	$205
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$14	$9	$23	$6	$2	$8

There were no transfers between Level 3 and Level 2 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2013 and 2012.

Interim Re-Measurement of Other Postretirement Benefit Obligation

In March 2013, the Company reached agreements on new four-year labor contracts with certain represented employees under several bargaining units. As a term of the agreements, the Company replaced sponsored retiree medical, prescription drug and dental coverage for future Medicare eligible retirees with a Retiree Health Care Allowance (RHCA) account of $3,250 per year. The modification in retiree health coverage will reduce future other postretirement benefit costs.

Based on the impact of such benefit cost savings on the consolidated financial statements, the Company re-measured its retiree health plan as of March 31, 2013. In performing the re-measurement, the Company updated its significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. Beginning April 2013, net other postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts.

Healthcare Legislation

In December 2003, the Medicare Act was signed into law which provides for a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to the benefit established by law. The effects of the subsidy reduced net periodic other postretirement benefit costs by $1 million in 2013, $6 million in 2012 and $6 million in 2011.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Grantor Trust

DTE Gas maintains a Grantor Trust to fund other postretirement benefit obligations that invests in life insurance contracts and income securities. Employees and retirees have no right, title or interest in the assets of the Grantor Trust, and DTE Gas can revoke the trust subject to providing the MPSC with prior notification. The Company accounts for its investment at fair value, approximately $17 million and $14 million at December 31, 2013 and 2012, respectively, with unrealized gains and losses recorded to earnings. The Grantor Trust investment is included in Other investments on the Consolidated Statements of Financial Position.

Defined Contribution Plans

The Company also sponsors defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. The Company matches employee contributions up to certain predefined limits based upon eligible compensation, the employee’s contribution rate and, in some cases, years of credited service. The cost of these plans was $41 million, $37 million, and $35 million in each of the years 2013, 2012, and 2011, respectively.

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

The Company records compensation expense at fair value over the vesting period for all awards it grants.

Stock-based compensation for the reporting periods is as follows:

	2013	2012	2011
	(In millions)
Stock-based compensation expense	$99	$83	$66
Tax benefit	38	33	25
Stock-based compensation cost capitalized in property, plant and equipment	15	5	4

Stock Options

Options are exercisable according to the terms of the individual stock option award agreements and expire 10 years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a 3-year period.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

Stock option activity was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2012	1,192,670	$41.86
Granted	—	$—
Exercised	(458,603)	$40.71
Forfeited or expired	(10,370)	$41.46
Options outstanding and exercisable at December 31, 2013	723,697	$42.60	$18

As of December 31, 2013, the weighted average remaining contractual life for the exercisable shares is 3.83 years. As of December 31, 2013, all options were vested. During 2013, 200,844 options vested.

There were no options granted during 2013, 2012 or 2011. The intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $12 million, $25 million, and $20 million, respectively. Total option expense recognized during 2013, 2012 and 2011 was zero, $0.7 million and $2 million, respectively.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding were as follows:

				Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
			Number of Options
Range of Exercise Prices
$27.00	—	$38.00	67,257	$28.30	5.15
$38.01	—	$42.00	167,447	$41.23	3.21
$42.01	—	$45.00	351,893	$44.02	4.16
$45.01	—	$50.00	137,100	$47.67	3.08
			723,697	$42.60	3.83

Restricted Stock Awards

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

Stock award activity for the years ended December 31 was:

	2013	2012	2011
Fair value of awards vested (in millions)	$8	$9	$13
Restricted common shares awarded	127,785	167,320	381,840
Weighted average market price of shares awarded	$64.72	$53.71	$47.98
Compensation cost charged against income (in millions)	$23	$12	$12

The following table summarizes the Company’s stock awards activity for the period ended December 31, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	597,648	$48.33
Grants	127,785	$64.72
Forfeitures	(7,155)	$54.61
Vested and issued	(225,949)	$45.54
Balance at December 31, 2013	492,329	$53.76

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

The Company recorded compensation expense for performance share awards as follows:

	2013	2012	2011
	(In millions)
Compensation expense	$77	$71	$53
Cash settlements (a)	$9	$4	$3
Stock settlements (a)	$56	$41	$25
_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the liability.

During the vesting period, the recipient of a performance share award has no shareholder rights. During the period beginning on the date the performance shares are awarded and ending on the certification date of the performance objectives, the number of performance shares awarded will be increased, assuming full dividend reinvestment at the fair market value on the dividend payment date. The cumulative number of performance shares will be adjusted to determine the final payment based on the performance objectives achieved. Performance share awards are nontransferable and are subject to risk of forfeiture.

The following table summarizes the Company’s performance share activity for the period ended December 31, 2013:

Performance Shares
Balance at December 31, 2012	1,634,364
Grants	564,561
Forfeitures	(41,512)
Payouts	(548,624)
Balance at December 31, 2013	1,608,789

Unrecognized Compensation Costs

As of December 31, 2013, there was $55 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.93 years.

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$10	0.93
Performance shares	45	0.93
	$55	0.93

NOTE 22 — SEGMENT AND RELATED INFORMATION

The Company sets strategic goals, allocates resources and evaluates performance based on the following structure:

Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million residential, commercial and industrial customers in southeastern Michigan.

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

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

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	2013	2012	2011
	(In millions)
Electric	$26	$29	$33
Gas	4	4	2
Gas Storage and Pipelines	3	6	8
Power and Industrial Projects	816	801	238
Energy Trading	43	43	70
Corporate and Other	(24)	(37)	(50)
Discontinued Operations	—	2	—
	$868	$848	$301

Financial data of the business segments follows:

	Operating Revenue	Depreciation, Depletion & Amortization	Interest Income	Interest Expense	Income Taxes	Net Income (Loss) Attributable to DTE Energy Company	Total Assets	Goodwill	Capital Expenditures
	(In millions)
2013
Electric	$5,199	$902	$(1)	$268	$252	$484	$17,508	$1,208	$1,325
Gas	1,474	95	(7)	58	77	143	3,938	743	209
Gas Storage and Pipelines	132	23	(7)	18	45	70	824	24	245
Power and Industrial Projects	1,950	72	(6)	27	(45)	66	1,067	26	93
Energy Trading	1,771	1	—	8	(38)	(58)	623	17	3
Corporate and Other	3	1	(51)	120	(37)	(44)	2,945	—	1
Reclassifications and Eliminations	(868)	—	63	(63)	—	—	(970)	—	—
Total	$9,661	$1,094	$(9)	$436	$254	$661	$25,935	$2,018	$1,876

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

	Operating Revenue	Depreciation, Depletion & Amortization	Interest Income	Interest Expense	Income Taxes	Net Income (Loss) Attributable to DTE Energy Company	Total Assets	Goodwill	Capital Expenditures
	(In millions)
2012
Electric	$5,293	$827	$(1)	$272	$280	$483	$17,755	$1,208	$1,230
Gas	1,315	92	(7)	59	50	115	4,059	745	221
Gas Storage and Pipelines	96	8	(8)	8	39	61	668	22	233
Power and Industrial Projects	1,823	65	(7)	37	(44)	42	991	26	83
Energy Trading	1,109	2	—	8	7	12	629	17	1
Corporate and Other	3	1	(52)	121	(46)	(47)	3,074	—	3
Reclassifications and Eliminations	(848)	—	65	(65)	—	—	(837)	—	—
Total from Continuing Operations	$8,791	$995	$(10)	$440	$286	$666	$26,339	$2,018	$1,771
Discontinued Operations (Note 7)						(56)	—	—	49
Total						$610	$26,339	$2,018	$1,820

	Operating Revenue	Depreciation, Depletion & Amortization	Interest Income	Interest Expense	Income Taxes	Net Income (Loss) Attributable to DTE Energy Company	Total Assets	Goodwill	Capital Expenditures
	(In millions)
2011
Electric	$5,154	$818	$(1)	$289	$265	$434	$17,567	$1,208	$1,203
Gas	1,505	89	(7)	64	60	110	4,065	745	179
Gas Storage and Pipelines	91	6	(5)	7	35	57	538	22	16
Power and Industrial Projects	1,129	60	(8)	32	11	38	789	26	56
Energy Trading	1,276	3	—	9	34	52	612	17	1
Corporate & Other	4	1	(47)	145	(136)	23	2,605	—	—
Reclassifications and Eliminations	(301)	—	58	(58)	(1)	—	(485)	—	—
Total from Continuing Operations	$8,858	$977	$(10)	$488	$268	$714	$25,691	$2,018	$1,455
Discontinued Operations (Note 7)						(3)	318	2	29
Total						$711	$26,009	$2,020	$1,484

DTE Energy Company
Notes to Consolidated Financial Statements — (Continued)

NOTE 23 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2013
Operating Revenues	$2,516	$2,225	$2,387	$2,533	$9,661
Operating Income	$410	$223	$329	$241	$1,203
Net Income Attributable to DTE Energy Company	$234	$105	$198	$124	$661
Basic Earnings per Share	$1.35	$0.60	$1.13	$0.70	$3.76
Diluted Earnings per Share	$1.34	$0.60	$1.13	$0.70	$3.76

2012
Operating Revenues	$2,239	$2,013	$2,190	$2,349	$8,791
Operating Income	$312	$294	$406	$267	$1,279
Net Income Attributable to DTE Energy Company
Continuing Operations	$156	$147	$226	$137	$666
Discontinued Operations	—	(1)	1	(56)	(56)
Net Income Attributable to DTE Energy Company	$156	$146	$227	$81	$610
Basic Earnings per Share
Continuing Operations	$0.91	$0.87	$1.31	$0.79	$3.89
Discontinued Operations	—	(0.01)	0.01	(0.32)	(0.33)
Total	$0.91	$0.86	$1.32	$0.47	$3.56
Diluted Earnings per Share
Continuing Operations	$0.91	$0.87	$1.30	$0.79	$3.88
Discontinued Operations	—	(0.01)	0.01	(0.32)	(0.33)
Total	$0.91	$0.86	$1.31	$0.47	$3.55

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

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held May 1, 2014. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K.
(1) Consolidated financial statements. See “Item 8 — Financial Statements and Supplementary Data.”
(2) Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”
(3) Exhibits.

(i) Exhibits filed herewith:
4-282	Supplemental Indenture, dated as of December 1, 2013, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2013 Series F Senior Notes due 2023)

4-283
Forty-Fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (2013 Series C, D, and E)

12-56	Computation of Ratio of Earnings to Fixed Charges

21-9	Subsidiaries of the Company

23-27	Consent of PricewaterhouseCoopers LLP

31-87	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

31-88	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

99-55
First Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of March 13, 2013.

99-56
Second Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of September 30, 2013.

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

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)

Supplemental Indenture, dated as of May 15, 2006, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4-239 to Form 10-Q for the quarter ended June 30, 2006). (2006 Series B 6.35% Senior Notes due 2016)

Supplemental Indenture, dated as of May 1, 2009, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-1 to Form 8-K dated May 13, 2009). (2009 Series A 7.625% Senior Notes due 2014)

Supplemental Indenture, dated as of December 1, 2011, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-274 to Form 8-K dated December 7, 2011). (2011 Series I 6.50% Junior Subordinated Debentures due 2061)

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to Form 8-K dated October 1, 2012) (2012 Series C 5.25% Junior Subordinated Debentures due 2062)

4(b)
Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment)

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment)

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment)

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment)

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment)

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment)

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Detroit Edison's Form 10-K for the year ended December 31, 2000). (1990 Series B and C)

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Detroit Edison's Form 10-K for the year ended December 31, 1996). (1991 Series CP)

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Detroit Edison's Form 10-K for the year ended December 31, 1996). (1991 Series DP)

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Detroit Edison's Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Detroit Edison's Form 10-K for the year ended December 31, 2000). (amendment)

Supplemental Indenture, dated as of August 1, 2000, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-210 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2000). (2000 Series BP)

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2002). (2002 Series B)

Supplemental Indenture, dated as of March 15, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-238 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2004). (2004 Series A and B)

Supplemental Indenture, dated as of July 1, 2004, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-240 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2004). (2004 Series D)

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Detroit Edison's Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR and BR)

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison's Form 8-K dated September 29, 2005). (2005 Series C)

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)

Supplemental Indenture, dated as of March 15, 2009 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company N.A., as successor trustee (Exhibit 4-263 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT)

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-269 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-271 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)

Supplemental Indenture, dated as of December 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-273 to Detroit Edison's Form 10-K for the year ended December 31, 2010). (2010 Series CT)

Supplemental Indenture, dated as of March 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-274 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2011). (2011 Series AT)

Supplemental Indenture, dated as of May 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)

Supplemental Indenture, dated as of August 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)

Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)

Supplemental Indenture, dated as of September 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-278 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series H)

Supplemental Indenture dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-279 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2012). (2012 Series A and B)

Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-280 to DTE Electric Form 10-Q for the quarter ended March 31, 2013). (2013 Series A)

Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-281 to DTE Electric Form 10-Q for the quarter ended September 30, 2013). (2013 Series B)

4(c)
Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison's Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2002). (6.35% Senior Notes due 2032)

Thirteenth Supplemental Indenture, dated as of April 1, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-237 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2004). (4.875% Senior Notes Due 2029 and 4.65% Senior Notes due 2028)

Fourteenth Supplemental Indenture, dated as of July 15, 2004, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-239 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2004). (2004 Series D 5.40% Senior Notes due 2014)

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series AR 4.80% Senior Notes due 2015 and 2005 Series BR 5.45% Senior Notes due 2035)

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)

Twenty-second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)

Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-254 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)

Amendment dated June 1, 2009 to the Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-265 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2009) (2008 Series ET Variable Rate Senior Notes due 2029)

Twenty-fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)

Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)

Amendment dated June 1, 2009 to the Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-266 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2009) (2008 Series KT Variable Rate Senior Notes due 2020)

Twenty-ninth Supplemental Indenture, dated as of March 15, 2009, to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-264 to Detroit Edison's Form 10-Q for the quarter ended March 31, 2009). (2009 Series BT 6.00% Senior Notes due 2036)

Thirty-first Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-270 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)

Thirty-second Supplemental Indenture, dated as of September 1, 2010, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-272 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series A 4.89% Senior Notes due 2020)

4(d)
Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)

Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to Form 10-Q for the quarter ended March 31, 2008). (5.26% Senior Notes, 2008 Series A due 2013, 6.04% Senior Notes, 2008 Series B due 2018 and 6.44% Senior Notes, 2008 Series C due 2023)

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)

Eighth Supplemental Indenture, dated as of August 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to Form 10-Q for the quarter ended September 30, 2008). (5.94% Senior Notes, 2008 Series H due 2015 and 6.36% Senior Notes, 2008 Series I due 2020)

4(e)
Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:

Thirty-second Supplemental Indenture dated as of January 5, 1993 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-1 to Michigan Consolidated Gas Company Form 10-K for the year ended December 31, 1992). (First Mortgage Bonds Designated Secured Term Notes, Series B)

Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)

Thirty-eighth Supplemental Indenture dated as of October 1, 2004 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-5 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (2004 Series E collateral bonds)

Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to Form 10-Q for the quarter ended March 31, 2008). (2008 Series B and C Collateral Bonds)

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)

Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to Form 10-Q for the quarter ended September 30, 2008). (2008 Series H and I Collateral Bonds)

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to Form 10-K for the year ended December 31, 2012). (2012 Series D Collateral Bonds)

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Gerardo Norcia, Peter B. Oleksiak, Bruce D. Peterson, and non-employee Directors (Exhibit 10-1 to Form 8-K dated December 6, 2007).

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

10(g)	DTE Energy Company Retirement Plan for Non-Employee Directors' Fees (as Amended and Restated effective as of December 31, 1998) (Exhibit 10-31 to Form 10-K for the year ended December 31, 1998).

10(h)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to Form 10-K for the year ended December 31, 1996).

10(i)	Description of Executive Life Insurance Plan (Exhibit 10-47 to Form 10-Q for the quarter ended June 30, 2002).

10(j)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to Form 10-Q for the quarter ended September 30, 2013).

10(k)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to Form 8-K dated June 23, 2005).

10(l)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to Form 8-K dated June 29, 2006).

10(m)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to Form 10-K for the year ended December 31, 2008).

First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009 (Exhibit 10.1 to Form 8-K dated December 8, 2009).

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to Form 10-Q for the quarter ended March 31, 2012).

10(n)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.76 to Form 10-K for the year ended December 31, 2008).

10(o)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to Form 10-K for the year ended December 31, 2008).

Second Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to the Form 10-K for the year ended December 31, 2012).

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

10(t)
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

10(u)
Form of Second Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 5, 2013, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland plc as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's and DTE Electric Company's Form 8-K filed on April 9, 2013).

10(v)
Form of Change-in-Control Agreement, dated as of November 8, 2007, between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Gerardo Norcia and Bruce D. Peterson (Exhibit 10-71 to Form 10-Q for the quarter ended September 30, 2007).

99(a)
Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of October 15, 2010.

(iii) Exhibits furnished herewith:
32-87	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32-88	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

DTE Energy Company

Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2013	2012	2011
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts Receivable in the Consolidated Statements of Financial Position)
Balance at Beginning of Period	$62	$162	$196
Additions:
Charged to costs and expenses	94	79	94
Charged to other accounts (a)	23	16	18
Deductions (b)	(124)	(195)	(146)
Balance at End of Period	$55	$62	$162
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By	/s/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GERARD M. ANDERSON	By	/s/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ DONNA M. ENGLAND	By	/s/ JAMES B. NICHOLSON
	Donna M. England Chief Accounting Officer (Principal Accounting Officer)		James B. Nicholson, Director

By	/s/ LILLIAN BAUDER	By	/s/ CHARLES W. PRYOR, JR.
	Lillian Bauder, Director		Charles W. Pryor, Jr., Director

By	/s/ DAVID A. BRANDON	By	/s/ JOSUE ROBLES, JR.
	David A. Brandon, Director		Josue Robles, Jr., Director

By	/s/ W. FRANK FOUNTAIN, JR.	By	/s/ RUTH G. SHAW
	W. Frank Fountain, Jr., Director		Ruth G. Shaw, Director

By	/s/ CHARLES G. MCCLURE JR.	By	/s/ DAVID A. THOMAS
	Charles G. McClure Jr., Director		David A. Thomas, Director

By	/s/ GAIL J. MCGOVERN	By	/s/ JAMES H. VANDENBERGHE
	Gail J. McGovern, Director		James H. Vandenberghe, Director

By	/s/ MARK A. MURRAY
Mark A. Murray, Director
Date: February 14, 2014