Form 10-Q
period 2014-03-31
DTE ENERGY CO
filed 2014-04-25
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014
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
Yes ☐ No ☒
At March 31, 2014, 177,016,824 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended March 31, 2014

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Comprehensive Income (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statement of Changes in Equity (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	51
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6. Exhibits	53
SIGNATURE	55
EX-10-88
EX-12-57
EX-31-89
EX-31-90
EX-32-89
EX-32-90
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Database
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

CFTC	U.S. Commodity Futures Trading Commission

Citizens	Citizens Fuel Gas Company, which distributes natural gas in Adrian, Michigan

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and natural gas.

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries.

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies.

EPA	United States Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

MDEQ	Michigan Department of Environmental Quality

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	United States Nuclear Regulatory Commission

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage.

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Subsidiaries	The direct and indirect subsidiaries of DTE Energy Company

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MMBtu	One million BTU

MWh	Megawatthour of electricity

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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
Operating Revenues	$3,930	$2,516
Operating Expenses
Fuel, purchased power and gas	2,155	1,024
Operation and maintenance	841	735
Depreciation, depletion and amortization	280	259
Taxes other than income	95	94
Asset (gains) and losses, reserves and impairments, net	(1)	(6)
	3,370	2,106
Operating Income	560	410
Other (Income) and Deductions
Interest expense	110	109
Interest income	(2)	(2)
Other income	(41)	(44)
Other expenses	8	7
	75	70
Income Before Income Taxes	485	340
Income Tax Expense	158	105
Net Income	327	235
Less: Net Income Attributable to Noncontrolling Interest	1	1
Net Income Attributable to DTE Energy Company	$326	$234

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.84	$1.35

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.84	$1.34

Weighted Average Common Shares Outstanding
Basic	177	173
Diluted	177	173
Dividends Declared per Common Share	$0.66	$0.62

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income	$327	$235

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $— and $1	—	3
Foreign currency translation, net of taxes of $(1) and $—	(1)	(1)
Other comprehensive income (loss)	(1)	2

Comprehensive income	326	237
Less comprehensive income attributable to noncontrolling interests	1	1
Comprehensive income attributable to DTE Energy Company	$325	$236

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$98	$52
Restricted cash, principally Securitization	57	123
Accounts receivable (less allowance for doubtful accounts of $56 and $55, respectively)
Customer	1,811	1,542
Other	140	127
Inventories
Fuel and gas	208	363
Materials and supplies	272	265
Derivative assets	79	99
Regulatory assets	130	26
Other	178	209
	2,973	2,806
Investments
Nuclear decommissioning trust funds	1,195	1,191
Other	596	603
	1,791	1,794
Property
Property, plant and equipment	25,384	25,123
Less accumulated depreciation, depletion and amortization	(9,399)	(9,323)
	15,985	15,800
Other Assets
Goodwill	2,018	2,018
Regulatory assets	2,792	2,837
Securitized regulatory assets	182	231
Intangible assets	118	122
Notes receivable	92	102
Derivative assets	17	27
Other	193	198
	5,412	5,535
Total Assets	$26,161	$25,935

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$945	$962
Accrued interest	118	90
Dividends payable	116	116
Short-term borrowings	375	131
Current portion long-term debt, including capital leases	1,069	898
Derivative liabilities	140	195
Gas inventory equalization	142	—
Regulatory liabilities	175	302
Other	489	495
	3,569	3,189
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	6,438	6,618
Securitization bonds	—	105
Junior subordinated debentures	480	480
Capital lease obligations	5	11
	6,923	7,214
Other Liabilities
Deferred income taxes	3,390	3,321
Regulatory liabilities	829	862
Asset retirement obligations	1,854	1,827
Unamortized investment tax credit	44	47
Derivative liabilities	16	43
Accrued pension liability	630	653
Accrued postretirement liability	328	350
Nuclear decommissioning	175	178
Other	266	297
	7,532	7,578
Commitments and Contingencies (Notes 6 and 10)

Equity
Common stock, without par value, 400,000,000 shares authorized, 177,016,824 and 177,087,230 shares issued and outstanding, respectively	3,894	3,907
Retained earnings	4,360	4,150
Accumulated other comprehensive loss	(137)	(136)
Total DTE Energy Company Equity	8,117	7,921
Noncontrolling interests	20	33
Total Equity	8,137	7,954
Total Liabilities and Equity	$26,161	$25,935

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Operating Activities
Net income	$327	$235
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	280	259
Nuclear fuel amortization	5	9
Allowance for equity funds used during construction	(5)	(3)
Deferred income taxes	77	65
Asset (gains) and losses, reserves and impairments, net	(1)	(6)
Changes in assets and liabilities:
Accounts receivable, net	(270)	(78)
Inventories	147	221
Accounts payable	100	(126)
Gas inventory equalization	142	140
Accrued pension obligation	(23)	(46)
Accrued postretirement obligation	(22)	(154)
Derivative assets and liabilities	(51)	18
Regulatory assets and liabilities	(222)	152
Other assets	50	34
Other liabilities	(2)	(123)
Net cash from operating activities	532	597
Investing Activities
Plant and equipment expenditures — utility	(399)	(309)
Plant and equipment expenditures — non-utility	(98)	(73)
Proceeds from sale of assets	3	4
Restricted cash for debt redemption, principally Securitization	66	57
Proceeds from sale of nuclear decommissioning trust fund assets	271	136
Investment in nuclear decommissioning trust funds	(275)	(140)
Other	(10)	(7)
Net cash used for investing activities	(442)	(332)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	372
Redemption of long-term debt	(115)	(141)
Short-term borrowings, net	244	(240)
Issuance of common stock	—	10
Repurchase of common stock	(50)	—
Dividends on common stock	(116)	(107)
Other	(7)	(6)
Net cash used for financing activities	(44)	(112)
Net Increase in Cash and Cash Equivalents	46	153
Cash and Cash Equivalents at Beginning of Period	52	65
Cash and Cash Equivalents at End of Period	$98	$218

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$212	$219

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Loss	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	177,087	$3,907	$4,150	$(136)	$33	$7,954
Net income	—	—	326	—	1	327
Dividends declared on common stock	—	—	(116)	—	—	(116)
Repurchase of common stock	(690)	(50)	—	—	—	(50)
Foreign currency translation, net of tax	—	—	—	(1)	—	(1)
Stock-based compensation, distributions to noncontrolling interests and other	620	37	—	—	(14)	23
Balance, March 31, 2014	177,017	$3,894	$4,360	$(137)	$20	$8,137

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

DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Company is regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ and the CFTC.

References in this Report to “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.

Basis of Presentation

These Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K.

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

The Consolidated Financial Statements are unaudited, but in the Company's opinion include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

Certain prior year balances were reclassified to match the current year’s financial statement presentation. Such revisions included an increase in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds by $124 million for the three months ended March 31, 2013. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the quarter. The total of Net cash used in investing activities for the three months ended March 31, 2013 was unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period consolidated financial statements.

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

Legal entities within the Company's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with the Company retaining operational and customer default risk. These entities generally are VIEs and consolidated when the Company is the primary beneficiary. In addition, we have interests in certain VIEs through which we share control of all significant activities for those entities with our partners, and therefore are accounted for under the equity method.

The Company has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominately related to working capital accounts and generally represent the amounts owed by the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase contracts.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major balance sheet items for consolidated VIEs as of March 31, 2014 and December 31, 2013. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	March 31, 2014			December 31, 2013
	Securitization	Other	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$15	$15	$—	$12	$12
Restricted cash	36	6	42	100	8	108
Accounts receivable	40	11	51	34	16	50
Inventories	—	19	19	—	118	118
Other current assets	—	1	1	—	1	1
Property, plant and equipment, net	—	92	92	—	99	99
Securitized regulatory assets	182	—	182	231	—	231
Other assets	3	8	11	4	8	12
	$261	$152	$413	$369	$262	$631

LIABILITIES
Accounts payable and accrued current liabilities	$1	$12	$13	$7	$23	$30
Current portion long-term debt, including capital leases	202	9	211	196	9	205
Current regulatory liabilities	41	—	41	43	—	43
Other current liabilities	—	4	4	—	4	4
Mortgage bonds, notes and other	—	19	19	—	21	21
Securitization bonds	—	—	—	105	—	105
Capital lease obligations	—	4	4	—	7	7
Other long-term liabilities	8	2	10	8	2	10
	$252	$50	$302	$359	$66	$425

Amounts for non-consolidated VIEs as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Other investments	$134	$141
Notes receivable	$8	$8

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Other Income

Other income is recognized for non-operating income such as equity earnings, interest and dividends, allowance for funds used during construction and contract services. Power & Industrial Projects also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $17 million and $15 million of Other income for the three months ended March 31, 2014 and 2013, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including net income. As shown in the following tables, amounts recorded to accumulated other comprehensive loss for the three months ended March 31, 2014 include unrealized gains and losses from derivatives accounted for as cash flow hedges, unrealized gains and losses on available-for-sale securities, the Company’s interest in other comprehensive income of equity investees, which comprise the net unrealized gains and losses on investments, changes in benefit obligations, consisting of deferred actuarial losses, prior service costs and transition amounts related to pension and other postretirement benefit plans, and foreign currency translation adjustments.

	Changes in Accumulated Other Comprehensive Loss by Component (a)
	For The Three Months Ended March 31, 2014
	Net Unrealized Gain/(Loss) on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Beginning balance, December 31, 2013	$(4)	$(6)	$(126)	$—	$(136)
Other comprehensive income before reclassifications	—	—	(2)	(1)	(3)
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2
Net current-period other comprehensive income	—	—	—	(1)	(1)
Ending balance, March 31, 2014	$(4)	$(6)	$(126)	$(1)	$(137)
______________________________________

(a)	All amounts are net of tax.

(b)	The amounts reclassified from accumulated other comprehensive income are included in the computation of the net periodic pension and other postretirement benefits cost (see Note 11).

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	March 31,	December 31,
	2014	2013
	(In millions)
Emission allowances	$2	$2
Renewable energy credits	50	51
Contract intangible assets	127	126
	179	179
Less accumulated amortization	48	45
Intangible assets, net	131	134
Less current intangible assets	13	12
	$118	$122

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 28 years.

Income Taxes

The Company's effective tax rate for the three months ended March 31, 2014 was 33% as compared to 31% for the three months ended March 31, 2013. The 2% increase in effective tax rate is due to $8 million of deferred tax expense resulting from New York state income tax reform enacted on March 31, 2014.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company had $2 million of unrecognized tax benefits at March 31, 2014, that, if recognized, would favorably impact its effective tax rate. The Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $1 million in the next twelve months.

NOTE 3 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2014 and December 31, 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014					December 31, 2013
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$11	$47	$—	$—	$58	$10	$115	$—	$—	$125
Nuclear decommissioning trusts	764	431	—	—	1,195	779	412	—	—	1,191
Other investments (c) (d)	89	49	—	—	138	92	44	—	—	136
Derivative assets:
Commodity Contracts:
Natural Gas	251	72	60	(367)	16	273	89	34	(382)	14
Electricity	—	426	77	(422)	81	—	261	139	(291)	109
Other	36	3	1	(41)	(1)	33	1	3	(34)	3
Total derivative assets	287	501	138	(830)	96	306	351	176	(707)	126
Total	$1,151	$1,028	$138	$(830)	$1,487	$1,187	$922	$176	$(707)	$1,578

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(255)	$(91)	$(70)	$369	$(47)	$(277)	$(140)	$(86)	$395	$(108)
Electricity	—	(413)	(111)	417	(107)	—	(272)	(126)	269	(129)
Other	(34)	(6)	—	41	1	(32)	(2)	—	34	—
Other derivative contracts (f)	—	(4)	—	1	(3)	—	(1)	—	—	(1)
Total derivative liabilities	(289)	(514)	(181)	828	(156)	(309)	(415)	(212)	698	(238)
Total	$(289)	$(514)	$(181)	$828	$(156)	$(309)	$(415)	$(212)	$698	$(238)
Net Assets (Liabilities) at the end of the period	$862	$514	$(43)	$(2)	$1,331	$878	$507	$(36)	$(9)	$1,340
Assets:
Current	$270	$514	$115	$(762)	$137	$277	$400	$139	$(592)	$224
Noncurrent (e)	881	514	23	(68)	1,350	910	522	37	(115)	1,354
Total Assets	$1,151	$1,028	$138	$(830)	$1,487	$1,187	$922	$176	$(707)	$1,578
Liabilities:
Current	$(259)	$(472)	$(168)	$759	$(140)	$(268)	$(328)	$(177)	$578	$(195)
Noncurrent	(30)	(42)	(13)	69	(16)	(41)	(87)	(35)	120	(43)
Total Liabilities	$(289)	$(514)	$(181)	$828	$(156)	$(309)	$(415)	$(212)	$698	$(238)
Net Assets (Liabilities) at the end of the period	$862	$514	$(43)	$(2)	$1,331	$878	$507	$(36)	$(9)	$1,340
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At March 31, 2014, available-for-sale securities of $58 million included $43 million and $15 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2013, available-for-sale securities of $125 million, included $109 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Available-for-sale equity securities of $7 million at both March 31, 2014 and December 31, 2013, are included in Other investments on the Consolidated Statements of Financial Position.

(e)
Includes $138 million and $136 million at March 31, 2014 and December 31, 2013, respectively, of other investments that are included in the Consolidated Statements of Financial Position in Other investments.

(f)	Includes Interest rate contracts and Foreign currency exchange contracts.

Cash Equivalents

Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Decommissioning Trusts and Other Investments

The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated net asset values (NAV). Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by the Company's Trust Investments Department which reports to the Company's Vice President and Treasurer.

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

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(52)	$13	$3	$(36)	$(38)	$23	$2	$(13)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(22)	36	—	14	(8)	8	—	—
Recorded in regulatory assets/liabilities	—	—	4	4	—	—	1	1
Purchases, issuances and settlements:
Issuances	—	(1)	—	(1)	—	—	—	—
Settlements	64	(82)	(6)	(24)	14	(40)	(1)	(27)
Net Assets (Liabilities) as of March 31	$(10)	$(34)	$1	$(43)	$(34)	$(9)	$2	$(41)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2014 and 2013 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$—	$(20)	$—	$(20)	$(5)	$(6)	$—	$(11)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. The following table shows transfers between the levels of the fair value hierarchy for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(In millions)
Transfers into Level 1 from	$ N/A	$—	$—	$ N/A	$—	$—
Transfers into Level 2 from	—	N/A	—	—	N/A	2
Transfers into Level 3 from	—	—	N/A	—	—	N/A

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of March 31, 2014:

	March 31, 2014
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$60	$(70)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50)	—	$1.50	/MMBtu	$(0.17	)/MMBtu
Electricity	$77	$(111)	Discounted Cash Flow	Forward basis price (per MWh)	$(3)	—	$23	/MWh	$5	/MWh

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of December 31, 2013:

	December 31, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$34	$(86)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.88)	—	$5.07	/MMBtu	$(0.16	)/MMBtu
Electricity	$139	$(126)	Discounted Cash Flow	Forward basis price (per MWh)	$(7)	—	$15	/MWh	$3	/MWh

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$43	$—	$—	$43	$41	$—	$—	$41
Dividends payable	$116	$116	$—	$—	$116	$116	$—	$—
Short-term borrowings	$375	$—	$375	$—	$131	$—	$131	$—
Long-term debt	$7,979	$461	$7,398	$743	$8,094	$425	$7,551	$499

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	March 31, 2014	December 31, 2013
	(In millions)
Fermi 2	$1,174	$1,172
Fermi 1	3	3
Low level radioactive waste	18	16
Total	$1,195	$1,191

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Realized gains	$9	$8
Realized losses	$(7)	$(7)
Proceeds from sales of securities	$271	$136

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$730	$197	$730	$201
Debt securities	452	16	442	12
Cash and cash equivalents	13	—	19	—
	$1,195	$213	$1,191	$213

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The debt securities at March 31, 2014 and December 31, 2013 had an average maturity of approximately 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $33 million and $31 million of unrealized losses as Regulatory assets at March 31, 2014 and December 31, 2013, respectively. Since the decommissioning of Fermi 1 is funded by DTE Electric rather than through a regulatory recovery mechanism, there is no corresponding regulatory asset treatment. Therefore, unrealized losses incurred by the Fermi 1 trust are recognized in earnings immediately. There were no unrealized losses recognized in the three months ended March 31, 2014 and 2013 for Fermi 1.

Other Securities

At March 31, 2014 and December 31, 2013, the securities were comprised primarily of money market and equity securities. During the three months ended March 31, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at March 31, 2014 and 2013 were $2 million and $8 million, respectively.

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

The Company’s primary market risk exposure is associated with commodity prices, credit, and interest rates. The Company has risk management policies to monitor and manage market risks. The Company uses derivative instruments to manage some of the exposure. The Company uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits and natural gas storage assets.

Electric — DTE Electric generates, purchases, distributes and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.

Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2017. Substantially all of these contracts meet the normal purchases and sales exemption and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.

Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its March 31, 2014 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

•
Other — Includes derivative activity at DTE Electric related to FTRs. Changes in the value of derivative contracts at DTE Electric are recorded as Derivative Assets or Liabilities, with an offset to Regulatory Assets or Liabilities as the settlement value of these contracts will be included in the PSCR mechanism when realized.

The following tables present the fair value of derivative instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$—	$(4)	$—	$(1)
Commodity Contracts:
Natural Gas	$383	$(416)	$396	$(503)
Electricity	503	(524)	400	(398)
Other	40	(40)	37	(34)
Total derivatives not designated as hedging instruments:	$926	$(984)	$833	$(936)
Total derivatives:
Current	$841	$(899)	$691	$(773)
Noncurrent	85	(85)	142	(163)
Total derivatives	$926	$(984)	$833	$(936)

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

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $18 million and $19 million at March 31, 2014 and December 31, 2013, respectively, which could be used to offset net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

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

As of March 31, 2014, the total cash collateral posted, net of cash collateral received, was $128 million. As of December 31, 2013, the total cash collateral posted, net of cash collateral received, was $12 million. As of March 31, 2014, derivative assets and derivative liabilities are shown net of cash collateral of $6 million and $4 million, respectively. As of December 31, 2013, derivative assets and derivative liabilities are shown net of cash collateral of $26 million and $17 million, respectively. The Company recorded cash collateral paid of $140 million and cash collateral received of $10 million not related to unrealized derivative positions as of March 31, 2014. The Company recorded cash collateral paid of $34 million and cash collateral received of $13 million not related to unrealized derivative positions as of December 31, 2013. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of derivative assets and liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$383	$(367)	$16	$396	$(382)	$14
Electricity	503	(422)	81	400	(291)	109
Other	40	(41)	(1)	37	(34)	3
Total derivative assets	$926	$(830)	$96	$833	$(707)	$126

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(416)	$369	$(47)	$(503)	$395	$(108)
Electricity	(524)	417	(107)	(398)	269	(129)
Other	(40)	41	1	(34)	34	—
Other derivative liabilities	(4)	1	(3)	(1)	—	(1)
Total derivative liabilities	$(984)	$828	$(156)	$(936)	$698	$(238)

The following table presents the netting offsets of derivative assets and liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$841	$85	$(899)	$(85)	$691	$142	$(773)	$(163)
Counterparty netting	(756)	(68)	756	68	(566)	(115)	566	115
Collateral adjustment	(6)	—	3	1	(26)	—	12	5
Total derivatives as reported	$79	$17	$(140)	$(16)	$99	$27	$(195)	$(43)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments		2014	2013
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$(4)	$—
Commodity Contracts:
Natural Gas	Operating Revenue	(127)	(10)
Natural Gas	Fuel, purchased power and gas	20	14
Electricity	Operating Revenue	133	20
Other	Operating Revenue	(1)	1
Total		$21	$25

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

The effects of derivative instruments recoverable through the PSCR mechanism when realized on the Consolidated Statements of Financial Position were $4 million and $1 million in unrealized gains related to FTRs recognized in Regulatory liabilities for the three months ended March 31, 2014 and 2013, respectively.

The following represents the cumulative gross volume of derivative contracts outstanding as of March 31, 2014:

Commodity	Number of Units
Natural Gas (MMBtu)	898,351,691
Electricity (MWh)	39,480,560
Foreign Currency Exchange ($ CAD)	91,295,991

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2014, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $444 million.

As of March 31, 2014, the Company had approximately $1,089 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $15 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $959 million. The net remaining amount of approximately $115 million is derived from the $444 million noted above.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the three months ended March 31, 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,827
Accretion	28
Liabilities incurred	4
Revision in estimated cash flows	(5)
Asset retirement obligations at March 31, 2014	$1,854

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — REGULATORY MATTERS

Refundable Revenue Decoupling/ Deferred Gain Amortization

In September 2012, the MPSC approved DTE Electric's accounting application to defer for future amortization the gain resulting from the reversal of the Company's $127 million regulatory liability associated with the operation of the RDM. The approved application provided for the amortization of the regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. On April 1, 2014, the MPSC approved DTE Electric's accounting application to suspend the amortization of the RDM regulatory liability as of June 30, 2014 and to complete the amortization over the period January 2015 to June 2015. If DTE Electric's base rates are increased prior to July 1, 2015, the Company will cease amortization and refund to customers the remaining unamortized balance of the regulatory liability.

PSCR Proceedings

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

2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi-related purchased power costs. Resolution of this matter is expected in 2014.

2013 PSCR Year — In March 2014, DTE Electric filed the 2013 PSCR reconciliation calculating a net over-recovery of $54 million that includes an under-recovery of $87 million for the 2012 PSCR year.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three months ended March 31:

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$326	$234
Average number of common shares outstanding	177	173
Weighted average net restricted shares outstanding	—	1
Dividends declared — common shares	$116	$107
Dividends declared — net restricted shares	—	1
Total distributed earnings	$116	$108
Net income less distributed earnings	$210	$126
Distributed (dividends per common share)	$0.66	$0.62
Undistributed	1.18	0.73
Total Basic Earnings per Common Share	$1.84	$1.35
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$326	$234
Average number of common shares outstanding	177	173
Weighted average net restricted shares outstanding	—	1
Dividends declared — common shares	$116	$107
Dividends declared — net restricted shares	—	1
Total distributed earnings	$116	$108
Net income less distributed earnings	$210	$126
Distributed (dividends per common share)	$0.66	$0.62
Undistributed	1.18	0.72
Total Diluted Earnings per Common Share	$1.84	$1.34

NOTE 8 — LONG-TERM DEBT

Debt Issuances

In March 2014, DTE Electric agreed to issue $150 million of 4.60%, 30-year mortgage bonds and $100 million of 3.77%, 12-year mortgage bonds to a group of institutional investors in a private placement transaction. The bonds are expected to close and fund in June 2014. Proceeds will be used for the repayment of existing indebtedness and for general corporate purposes.

Debt Redemptions

In 2014, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	Various	2014	13
DTE Electric	March	Securitization Bonds	6.62%	2014	100
DTE Energy	Various	Other Long Term Debt	Various	2014	2
					$115

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In April 2014, DTE Electric called $31 million of 2.35% tax exempt revenue bonds and $32 million of 4.65% tax exempt revenue bonds with final maturities of 2024 and 2028, respectively.

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

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2014, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas are 0.48 to 1, 0.50 to 1 and 0.46 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at March 31, 2014 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2015	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
	1,425	300	300	2,025
Amounts outstanding at March 31, 2014:
Commercial paper issuances	375	—	—	375
Letters of credit	195	—	—	195
	570	—	—	570
Net availability at March 31, 2014	$855	$300	$300	$1,455

In February 2014, DTE Energy increased its $50 million unsecured letter of credit facility to $100 million. The expiration date was also amended from May 2014 to February 2015.

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $66 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At March 31, 2014, a $50 million letter of credit was in place, raising the capacity under this facility to $150 million. The $50 million letter of credit is included in the table above. The amount outstanding under this agreement was $117 million and $138 million at March 31, 2014 and December 31, 2013, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations. Further, additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia (D.C.) Circuit granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the Court issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the U.S. Court of Appeals' decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition asking the Court to review the D.C. Circuit Court's decision on CSAPR. A ruling by the Supreme Court is expected by the second quarter of 2014. Notwithstanding the appeal filed with the Supreme Court, the EPA and a number of states, including Michigan, have started working on the framework of revised CSAPR regulations which we anticipate to be proposed in the next few years.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

In July 2009, DTE Energy received a NOV/FOV from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3.

DTE Energy and DTE Electric believe that all the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 six-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of six-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric filed an answer to the amended complaint on March 11, 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

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

On April 19, 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by December 2014. DTE Electric has provided comments to the EPA. However, it is not possible at this time to quantify the impacts of these developing requirements.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as manufactured gas plant (MGP) sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2014 and December 31, 2013, the Company had $9 million and $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Electric owns and operates three permitted engineered ash storage facilities to dispose of fly ash from the coal fired power plants. The EPA has published proposed rules to regulate coal ash under the authority of the Resources Conservation and Recovery Act (RCRA). The proposed rule published in June 2010 contains two primary regulatory options to regulate coal ash residue. The EPA is currently considering either designating coal ash as a “Hazardous Waste” as defined by RCRA or regulating coal ash as non-hazardous waste under RCRA. Agencies and legislatures have urged the EPA to regulate coal ash as a non-hazardous waste. If the EPA designates coal ash as a hazardous waste, the agency could apply some, or all, of the disposal and reuse standards that have been applied to other existing hazardous wastes to disposal and reuse of coal ash. Some of the regulatory actions currently being contemplated could have a significant impact on our operations and financial position and the rates we charge our customers. The rules are expected to be finalized by December 2014. It is not possible to quantify the impact of those expected rulemakings at this time.

Gas

Contaminated Sites — Gas segment, owns or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites. Cleanup activities associated with these sites will be conducted over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. As of March 31, 2014 and December 31, 2013, the Company had $26 million and $28 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred and the cost deferral and rate recovery mechanism for Citizens approved by the City of Adrian, will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company has implemented best management practices to address this issue. The Company recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend less than $3 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. The Company will also spend up to an additional $15 million over the next few years to upgrade the treatment technology to biological treatment to meet future regulatory requirements and gain other operational improvement savings.

The Company also received an NOV from the Allegheny County (PA) Health Department pertaining to excessive opacity readings from fugitive sources (mainly pushing emissions) in excess of its opacity standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. In February 2014, the Company received from the Group Against Smog & Pollution (GASP) a 60 day Notice of Intent to sue letter under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. GASP alleged in the letter that the Company's coke battery facility in Pennsylvania was in violation of visible emissions limits from charging activities, door leaks, the combustion stack and pushing operations and hydrogen sulfide emission limits on flared, mixed or combusted coke oven gas. To resolve these issues, the Company has agreed to a Consent Order and Agreement with Allegheny County pursuant to which the Company will pay a fine of $300,000 and spend $300,000 for a supplemental environmental project to enhance particulate collection efficiency from the coke battery's quench tower. As a result, GASP's right to sue related to these alleged violations is foreclosed.

The Company believes that its non-utility businesses are substantially in compliance with all environmental requirements, other than as noted above.

Other

In December 2012, the EPA finalized a new set of regulations regarding the identification of non-hazardous secondary materials that are considered solid waste, industrial boiler and process heater maximum achievable control technologies (IBMACT) for major and area sources, and commercial/industrial solid waste incinerator new source performance standard and emission guidelines (CISWI). Capital costs for pollution controls and/or boiler conversions and the expenses for the one-time energy assessments are not expected to be material.

In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Preliminary modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and our Michigan coke battery. The state implementation plan process is in the information gathering stage, and DTE Energy is unable to estimate any required emissions reductions at this time.

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

As of April 1, 2014, DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property and decommissioning. The combined coverage limit for total property damage is $2.75 billion, subject to a $1 million deductible. The total limit for property damage for non-nuclear events is $2 billion and an aggregate of $327 million of coverage for extra expenses over a two-year period.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Under the NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $35 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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

In February 2013, the U.S. Court of Appeals for the District of Columbia (COA) granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that will take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. In March 2014, the COA denied DOE's petition for rehearing. DTE Electric continues to pay fees to the U.S. government's nuclear waste fund pending further developments in this proceeding.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2014 is approximately $1.1 billion. Payment under these guarantees is considered remote.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Reduced Emissions Fuel Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its reduced emissions fuel facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at March 31, 2014 is approximately $111 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $60 million at March 31, 2014. Payment under these guarantees is considered remote.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2014, the Company had approximately $41 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for the Company's approximately 4,900 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.

Purchase Commitments

As of March 31, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $9.1 billion from 2014 through 2051.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

See Notes 4 and 6 for a discussion of contingencies related to derivatives and regulatory matters.

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Three Months Ended March 31	(In millions)
Service cost	$21	$24	$9	$16
Interest cost	53	48	23	24
Expected return on plan assets	(68)	(67)	(31)	(27)
Amortization of:
Net actuarial loss	38	51	5	17
Prior service credit	—	—	(36)	(23)
Net periodic benefit cost (credit)	$44	$56	$(30)	$7

Pension and Other Postretirement Contributions

During the first three months of 2014, the Company contributed $31 million to its pension plans. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $160 million contribution to its pension plans in 2014.

At the discretion of management, the Company may make up to a $145 million contribution to its other postretirement benefit plans in 2014.

NOTE 12 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Stock-based compensation expense	$33	$28
Tax benefit	$13	$11
Stock-based compensation cost capitalized in property, plant and equipment	$5	$2

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Stock Options

The following table summarizes our stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at January 1, 2014	723,697	$42.60
Exercised	(163,594)	$41.13
Forfeited or expired	(10,730)	$39.41
Options outstanding and exercisable at March 31, 2014	549,373	$43.10	$14

As of March 31, 2014, the weighted average remaining contractual life for the exercisable shares is 3.84 years. As of March 31, 2014, all options were vested.

The intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $5 million and $7 million, respectively. No option expense was recognized for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the three months ended March 31, 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	492,329	$53.76
Grants	132,490	$69.01
Forfeitures	(8,196)	$61.83
Vested and issued	(162,767)	$46.88
Balance at March 31, 2014	453,856	$60.53

Performance Share Awards

The following table summarizes the Company’s performance share activity for the three months ended March 31, 2014:

Performance Shares
Balance at January 1, 2014	1,608,789
Grants	520,204
Forfeitures	(8,872)
Payouts	(571,177)
Balance at March 31, 2014	1,548,944

Unrecognized Compensation Costs

As of March 31, 2014, there was $100 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.67 years.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of production tax credits and net operating losses if applicable. The state and local income tax provisions of the utility subsidiaries are determined on an individual company basis and recognizes the tax benefit of various tax credits and net operating losses if applicable. The subsidiaries record federal, state and local income taxes payable to or receivable from DTE Energy based on the federal, state and local tax provisions of each company.

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Inter-segment Revenues
Electric	$7	$6
Gas	2	1
Gas Storage and Pipelines	1	2
Power and Industrial Projects	206	205
Energy Trading	9	11
Corporate and Other	2	(8)
	$227	$217

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of the business segments follows:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues
Electric	$1,412	$1,219
Gas	804	604
Gas Storage and Pipelines	52	27
Power and Industrial Projects	575	490
Energy Trading	1,314	393
Corporate & Other	—	—
Reconciliation & Eliminations	(227)	(217)
Total	$3,930	$2,516

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$136	$115
Gas	129	96
Gas Storage and Pipelines	21	17
Power and Industrial Projects	15	12
Energy Trading	42	7
Corporate & Other	(17)	(13)
Net Income Attributable to DTE Energy	$326	$234

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

Net income attributable to DTE Energy in the first quarter of 2014 was $326 million, or $1.84 per diluted share, compared to net income attributable to DTE Energy of $234 million, or $1.34 per diluted share, in the first quarter of 2013. The increase in net income in the first quarter is due to higher earnings across all segments, primarily the Electric, Gas and Energy Trading segments.

Please see detailed explanations of segment performance in the following Results of Operations section.

DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet and an attractive dividend yield.

Our utilities' growth will be driven by base infrastructure, environmental and renewable investments. We are focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. We operate in a constructive regulatory environment and have solid relationships with our regulators.

We have significant investments in our non-utility businesses. We employ disciplined investment criteria when assessing growth opportunities that leverage our assets, skills and expertise and provide diversity in earnings and geography. Specifically, we invest in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with our risk profile. We expect growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments.

A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows and the issuance of debt. We have an enterprise risk management program that, among other things, is designed to monitor and manage our exposure to earnings and cash flow volatility related to commodity price changes, interest rates and counterparty credit risk.

CAPITAL INVESTMENTS

Our utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets. DTE Electric's capital investments over the 2014-2018 period are estimated at $5.6 billion for base infrastructure, $700 million for environmental compliance requirements and $400 million for renewable energy and energy efficiency expenditures. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

DTE Gas's capital investments over the 2014-2018 period are estimated at $700 million for base infrastructure and $500 million for gas main renewal and meter move out and pipeline integrity programs. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism (IRM) for DTE Gas and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal and meter move out and pipeline integrity programs. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, acid gases, particulate matter and mercury emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. It is estimated that DTE Electric will make capital expenditures of approximately $280 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA is expected to propose performance standards for carbon dioxide emissions from existing and modified plants by June 1, 2014 and issue final standards by June 1, 2015. DTE Energy will be an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission offsets from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC. Increased costs for energy produced from traditional coal based sources could also increase the economic viability of energy produced from renewable and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities for our utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related legislative or regulatory initiatives on DTE Energy or its customers.

See Note 10 of the Notes to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$136	$115
Gas	129	96
Gas Storage and Pipelines	21	17
Power and Industrial Projects	15	12
Energy Trading	42	7
Corporate and Other	(17)	(13)
Net Income Attributable to DTE Energy Company	$326	$234

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$1,412	$1,219
Fuel and Purchased Power	498	372
Gross Margin	914	847
Operation and Maintenance	343	331
Depreciation and Amortization	230	214
Taxes Other Than Income	71	70
Asset (Gains) and Losses, Reserves and Impairments, Net	—	(1)
Operating Income	270	233
Other (Income) and Deductions	58	57
Income Tax Expense	76	61
Net Income Attributable to DTE Energy Company	$136	$115
Operating Income as a Percent of Operating Revenues	19%	19%

Gross margin increased $67 million in the three months ended March 31, 2014. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Amortization of refundable revenue decoupling/deferred gain	$32
Base sales, inclusive of weather effect	13
Securitization bond and tax surcharge	8
Renewable energy program	4
Low income energy assistance surcharge	6
Regulatory mechanisms and other	4
Increase in gross margin	$67

	Three Months Ended
	March 31,
	2014	2013
	(In thousands of MWh)
Electric Sales
Residential	3,978	3,854
Commercial	4,048	3,923
Industrial	2,501	2,436
Other	205	252
	10,732	10,465
Interconnection sales (a)	618	773
Total Electric Sales	11,350	11,238
Electric Deliveries
Retail and Wholesale	10,732	10,465
Electric Customer Choice, including self generators (b)	1,267	1,260
Total Electric Sales and Deliveries	11,999	11,725
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $12 million in the three months ended March 31, 2014 due primarily to higher power plant generation expenses for planned outages of $27 million, increased low income energy assistance of $6 million and higher energy optimization and renewable energy expenses of $2 million, partially offset by lower employee benefit expenses of $24 million.

Depreciation and amortization expense increased $16 million in the three months ended March 31, 2014 due to higher amortization of regulatory assets of $11 million, primarily related to Securitization, and $5 million of increased expense due to a higher depreciable base.

Outlook  — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric customer choice. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS

Our Gas segment consists of DTE Gas and Citizens.

Gas results are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$804	$604
Cost of Gas	439	299
Gross Margin	365	305
Operation and Maintenance	110	106
Depreciation and Amortization	25	23
Taxes Other Than Income	17	16
Operating Income	213	160
Other (Income) and Deductions	12	12
Income Tax Expense	72	52
Net Income Attributable to DTE Energy Company	$129	$96
Operating Income as a Percent of Operating Revenues	26%	26%

Gross margin increased $60 million in the three months ended March 31, 2014. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$46
Midstream storage and transportation services	16
Energy optimization revenue	(6)
Other	4
Increase in gross margin	$60

	Three Months Ended
	March 31,
	2014	2013
Gas Markets (in Bcf)
Gas sales	71	58
End user transportation	62	55
	133	113
Intermediate transportation	99	76
	232	189

Operation and maintenance expense increased $4 million in the three months ended March 31, 2014 due primarily to higher weather-related gas operations expenses of $12 million, partially offset by lower energy optimization expenses of $6 million and lower employee benefit expenses of $4 million.

Outlook — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$52	$27
Operation and Maintenance	11	5
Depreciation and Amortization	7	4
Taxes Other Than Income	1	1
Operating Income	33	17
Other (Income) and Deductions	(2)	(11)
Income Tax Expense	14	11
Net Income Attributable to DTE Energy Company	$21	$17

Operating revenues increased $25 million due primarily to higher volumes on the Bluestone pipeline, additional segments placed in service in the Susquehanna gathering system and higher storage revenue.

Operation and maintenance expenses increased $6 million and depreciation and amortization expenses increased $3 million due to the operation of the Bluestone and Susquehanna projects.

Other (income) and deductions decreased by $9 million due to lower earnings from a pipeline investment and higher intercompany interest expense.

Outlook — Our Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. We will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. Millennium Pipeline completed its Phase One expansion in 2013, and its Phase Two expansion was placed in service at the end of March 2014. Additionally, Bluestone, a 44-mile lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York is in service and volumes are increasing. We plan to expand the capacity of the Bluestone lateral by constructing additional compression facilities, meter upgrades, and other initiatives to accommodate increased shipper demand. Through our agreement with Southwestern Energy Services Company and affiliates, we believe Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale. Progress continues on preliminary development activities on the proposed Nexus pipeline. The Nexus pipeline will serve as a transportation path for natural gas from the Utica shale in Ohio to Michigan and Ontario. We are planning to have a one-third partnership interest in the pipeline.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce REF and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$575	$490
Operation and Maintenance	576	481
Depreciation and Amortization	18	18
Taxes other than Income	5	5
Asset (Gains) and Losses, Reserves and Impairments, Net	(1)	(3)
Operating Income (Loss)	(23)	(11)
Other (Income) and Deductions	(13)	(9)
Income Taxes
Expense	(4)	(1)
Production Tax Credits	(22)	(14)
	(26)	(15)
Net Income	16	13
Noncontrolling interest	1	1
Net Income Attributable to DTE Energy Company	$15	$12

Operating revenues increased $85 million in the three months ended March 31, 2014. The increase in the first quarter of 2014 was primarily due to a $107 million increase associated with higher volumes from REF projects, offset by a $23 million decrease from lower coal prices associated with the steel business.

Operation and maintenance expense increased $95 million in the three months ended March 31, 2014. The increase in the first quarter of 2014 was primarily due to a $107 million increase associated with higher volumes from REF projects and a $5 million increase associated with start-up of a biomass-fired power project, offset by an $18 million decrease from lower coal prices associated with the steel business.

Production tax credits increased by $8 million in the three months ended March 31, 2014 primarily due to tax credits earned from REF projects.

Outlook — The Company has constructed and placed in service nine REF facilities including four facilities located at third party owned coal-fired power plants. The Company has sold membership interests in four of the facilities. We continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. Additionally, we have begun relocating an underutilized facility to a third party owned coal-fired power plant and intend to relocate the remaining underutilized facility, located at a DTE Electric site, to an alternative coal-fired power plant which may provide increased production and emission reduction opportunities in 2014 and future years.

We expect sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2014. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We have five biomass-fired power generation facilities in operation. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. We have begun construction on a new natural gas-fired cogeneration facility and two landfill gas to energy projects which are expected to be completed in 2014. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

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

Energy Trading results are discussed below:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Operating Revenues	$1,314	$393
Fuel, Purchased Power and Gas	1,226	357
Gross Margin	88	36
Operation and Maintenance	16	21
Taxes Other Than Income	1	2
Operating Income	71	13
Other (Income) and Deductions	2	2
Income Tax Expense	27	4
Net Income Attributable to DTE Energy Company	$42	$7

Operating revenues and Fuel, purchased power and gas were impacted by an increase in gas prices and volumes, primarily in our gas structured and gas transportation strategies.

Gross margin increased $52 million for the three months ended March 31, 2014. The overall increase in gross margin for the first quarter was primarily due to timing related gains in the gas structured and transportation strategies, partially offset by losses in our power full requirements strategy.

During the first quarter of 2014, we experienced extreme weather conditions in the Midwest and Northeast gas and power markets we serve. Consequently, this led to favorable results in our gas asset optimization strategies due to higher gas prices and volumes which were partially offset by realized losses from our power full requirements strategy due to higher than expected loads, energy prices, and ancillary charges to serve our customers.

The first quarter increase in gross margin of $52 million represents a $48 million increase in realized margins and a $4 million increase in unrealized margins. The $48 million increase in realized margins is due to $123 million of favorable results, primarily in our gas structured and gas transportation strategies, offset by $75 million of unfavorable results, primarily in our power full requirements strategy. The $4 million increase in unrealized margins is due to $29 million of favorable results, primarily in our gas trading and power full requirements strategies, offset by $25 million of unfavorable results, primarily in our gas structured, gas storage, and our power and gas trading strategies.

Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. During the fourth quarter of 2013, we saw significant increases in gas prices which led to the volatility in the accounting earnings due to the physical component being marked-to-market without an offsetting mark on the transportation component. Included in the $123 million of favorable results in our gas strategies is $51 million of timing related losses recognized in the fourth quarter of 2013 that reversed during the first quarter as the underlying contracts were settled.

Outlook — In the near-term, we expect market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices in the markets we participate in and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

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

See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net loss of $17 million in the three months ended March 31, 2014, represents an increase of $4 million from the loss of $13 million in the comparable 2013 period. The increased loss was due primarily to higher deferred tax expense related to New York state income tax reform enacted on March 31, 2014.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and natural gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. We expect that cash from operations in 2014 will be approximately $1.6 billion, or approximately $500 million lower than 2013, due primarily to lower surcharge collections and higher cash contributions to employee benefit plans. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2014 of approximately $2.3 billion. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating activities:
Net income	$327	$235
Depreciation, depletion and amortization	280	259
Nuclear fuel amortization	5	9
Allowance for equity funds used during construction	(5)	(3)
Deferred income taxes	77	65
Asset (gains) and losses, reserves and impairments, net	(1)	(6)
Working capital and other	(151)	38
	532	597
Investing activities:
Plant and equipment expenditures — utility	(399)	(309)
Plant and equipment expenditures — non-utility	(98)	(73)
Proceeds from sale of assets	3	4
Other	52	46
	(442)	(332)
Financing activities:
Issuance of long-term debt, net of issuance costs	—	372
Redemption of long-term debt	(115)	(141)
Short-term borrowings, net	244	(240)
Issuance of common stock	—	10
Repurchase of common stock	(50)	—
Dividends on common stock and other	(123)	(113)
	(44)	(112)
Net Increase in Cash and Cash Equivalents	$46	$153

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the three months ended March 31, 2014 was $65 million lower than the comparable 2013 period. The operating cash flow comparison reflects higher cash expenditures for working capital items partially offset by higher net income after adjusting for non-cash and non-operating items (primarily depreciation, depletion and amortization, and deferred income taxes).

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

Net cash used for investing activities was higher by $110 million in 2014 due primarily to increased capital expenditures by our utility and non-utility businesses.

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

Net cash used for financing activities was lower by $68 million in 2014 due primarily to increased short-term borrowings, decreased redemptions and issuances of long-term debt, partially offset by repurchases of common stock and higher dividends on common stock.

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

We have approximately $1 billion in long-term debt maturing in the next twelve months. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by DTE Electric’s customers. The repayment of the other debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.5 billion of available liquidity at March 31, 2014, consisting of cash and amounts available under unsecured revolving credit agreements.

During the first three months of 2014, we contributed $31 million to our pension plans. At the discretion of management, and depending upon financial market conditions, we may make up to an additional $160 million contribution to our pension plans in 2014. At the discretion of management, we may make up to a $145 million contribution to our other postretirement benefit plans in 2014.

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2014, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $444 million.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 6, 8, 9 and 11 of the Notes to Consolidated Financial Statements.

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

The following tables provide details on changes in our MTM net asset (or liability) position for the three months ended March 31, 2014:

Total
(In millions)
MTM at January 1, 2014	$(112)
Reclassify to realized upon settlement	23
Changes in fair value recorded to income	21
Amounts recorded to unrealized income	44
Changes in fair value recorded in regulatory liabilities	4
Change in collateral held by (for) others	8
Option premiums paid (received) and other	(4)
MTM at March 31, 2014	$(60)

The table below shows the maturity of our MTM positions:

Source of Fair Value	2014	2015	2016	2017 and Beyond	Total Fair Value
	(In millions)
Level 1	$(6)	$3	$—	$1	$(2)
Level 2	14	(25)	(2)	—	(13)
Level 3	(39)	(7)	2	1	(43)
MTM before collateral adjustments	$(31)	$(29)	$—	$2	(58)
Collateral adjustments					(2)
MTM at March 31, 2014					$(60)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Price Risk

The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Company does not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas and storage sales revenue at the Gas segment. Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Company is exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.

Our Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage and transportation. The Company manages its exposure through the use of short, medium and long-term storage and transportation contracts.

Our Power and Industrial Projects business segment is subject to electricity, natural gas and coal price risk. The Company manages its exposure through the use of long-term contracts.

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

The following table displays the credit quality of our trading counterparties as of March 31, 2014:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$427	$(12)	$415
BBB+ and BBB	272	—	272
BBB−	85	—	85
Total Investment Grade	784	(12)	772
Non-investment grade (b)	2	—	2
Internally Rated — investment grade (c)	301	—	301
Internally Rated — non-investment grade (d)	24	(4)	20
Total	$1,111	$(16)	$1,095
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 16% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented less than 1% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 19% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2014, we had a floating rate debt-to-total debt ratio of approximately 5% (excluding securitized debt).

Foreign Currency Exchange Risk

We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through November 2017.

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2014 and 2013 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2014 and 2013:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of March 31,		As of March 31,
Activity	2014	2013	2014	2013	Change in the Fair Value of
	(In millions)
Coal contracts	$2	$—	$(2)	$—	Commodity contracts
Natural gas contracts	$(12)	$(6)	$12	$8	Commodity contracts
Electricity contracts	$14	$(5)	$(14)	$5	Commodity contracts
Interest rate risk	$(283)	$(270)	$300	$285	Long-term debt
Foreign currency exchange risk	$—	$—	$—	$—	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 4 of the Notes to Consolidated Financial Statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In July 2009, DTE Energy received a NOV/FOV from the EPA alleging, among other things, that five DTE Electric power plants violated New Source Performance standards, Prevention of Significant Deterioration requirements, and operating permit requirements under the Clean Air Act. In June 2010, the EPA issued a NOV/FOV making similar allegations related to a project and outage at Unit 2 of the Monroe Power Plant. In March 2013, DTE Energy received a supplemental NOV from the EPA relating to the July 2009 NOV/FOV. The supplemental NOV alleged additional violations relating to the New Source Review provisions under the Clean Air Act, among other things.

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and River Rouge Unit 3.
DTE Energy and DTE Electric believe that all the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Company cannot predict the financial impact or outcome of this matter, or the timing of its resolution.

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs allege 1,499 6-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of 6-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric filed an answer to the amended complaint on March 11, 2014. The resolution of this matter is not expected to have a material effect on the Company's operations or financial statements.

In February 2014, the Company received from the Group Against Smog & Pollution ("GASP") a 60 day Notice of Intent to sue letter under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. GASP alleged in the letter that the Company's coke battery facility in Pennsylvania was in violation of visible emissions limits from charging activities, door leaks, the combustion stack and pushing operations and hydrogen sulfide emission limits on flared, mixed or combusted coke oven gas. To resolve these issues, the Company has agreed to a Consent Order and Agreement with Allegheny County pursuant to which the Company will pay a fine of $300,000 and spend $300,000 for a supplemental environmental project to enhance particulate collection efficiency from the coke battery's quench tower. As a result, GASP's right to sue related to these alleged violations is foreclosed.

For additional discussion on legal matters, see Notes 6 and 10 of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There are various risks associated with the operations of DTE Energy's utility and non-utility businesses. To provide a framework to understand the operating environment of DTE Energy, we have provided a brief explanation of the more significant risks associated with our businesses in Part 1, Item 1A. Risk Factors in the Company's 2013 Form 10-K. Although we have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2014:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2014 — 01/31/2014	984	$67.52	—	—	—
02/01/2014 — 02/28/2014	756,604	$72.23	—	—	—
03/01/2014 — 03/31/2014	2,500	$68.55	—	—	—
Total	760,088		—
_______________________________________

(a)
Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. Exhibits

(i) Exhibits filed herewith:

10-88	Amended and Restated DTE Energy Company Long-Term Incentive Plan (as Amended February 6, 2014)

12-57	Computation of Ratio of Earnings to Fixed Charges

31-89	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-90	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits incorporated herein by reference:

10-89
Form of Change-In-Control Severance Agreement dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Peter B. Oleksiak, Gerardo Norcia, Bruce D. Peterson and Larry E. Steward. (Exhibit 10.1 to Form 8-K filed on March 3, 2014)

(iii) Exhibits furnished herewith:

32-89	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-90	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

Date: April 25, 2014	By	/s/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)