Form 10-Q
period 2014-09-30
DTE ENERGY CO
filed 2014-10-24
CIK 936340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014
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
Yes ☐ No ☒
At September 30, 2014, 176,991,277 shares of DTE Energy’s common stock were outstanding, substantially all of which were held by non-affiliates.

DTE Energy Company

Quarterly Report on Form 10-Q
Quarter Ended September 30, 2014

TABLE OF CONTENTS

Page
Definitions	1
Forward-Looking Statements	3
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Comprehensive Income (Unaudited)	5
Consolidated Statements of Financial Position (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	8
Consolidated Statement of Changes in Equity (Unaudited)	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	54
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6. Exhibits	55
SIGNATURE	57
EX-12-59
EX-31-93
EX-31-94
EX-32-93
EX-32-94
EX-99-57
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Database
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase

DEFINITIONS

CFTC	U.S. Commodity Futures Trading Commission

COA	U.S Court of Appeals for the District of Columbia

Company	DTE Energy Company and any subsidiary companies

Customer Choice	Michigan legislation giving customers the option to choose alternative suppliers for electricity and natural gas.

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy Company) and subsidiary companies.

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries.

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies.

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial transmission rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NEIL	Nuclear Electric Insurance Limited

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs.

REF	Reduced Emissions Fuel

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

TRIA	Terrorism Risk Insurance Extension Act of 2005

DEFINITIONS

TRM	Transitional Reconciliation Mechanism

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MMBtu	One million BTU

MWh	Megawatthour of electricity

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of DTE Energy. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements including, but not limited to, the following:

•	impact of regulation by the FERC, MPSC, NRC, CFTC and other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation, including legislative amendments and Customer Choice programs;

•	economic conditions and population changes in our geographic area resulting in changes in demand, customer conservation and thefts of electricity and natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues;

•	volatility in commodity markets, deviations in weather and related risks impacting the results of our energy trading operations;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in our public filings with the Securities and Exchange Commission.

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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Operating Revenues	$2,595	$2,387	$9,223	$7,128

Operating Expenses
Fuel, purchased power and gas	1,119	967	4,550	2,931
Operation and maintenance	860	728	2,512	2,168
Depreciation and amortization	293	284	855	811
Taxes other than income	86	84	268	262
Asset (gains) and losses, reserves and impairments, net	(2)	(5)	(10)	(6)
	2,356	2,058	8,175	6,166
Operating Income	239	329	1,048	962

Other (Income) and Deductions
Interest expense	107	106	323	327
Interest income	(2)	(2)	(7)	(7)
Other income	(55)	(58)	(136)	(148)
Other expenses	11	7	29	23
	61	53	209	195
Income Before Income Taxes	178	276	839	767

Income Tax Expense	21	76	229	225

Net Income	157	200	610	542

Less: Net Income Attributable to Noncontrolling Interests	1	2	4	5

Net Income Attributable to DTE Energy Company	$156	$198	$606	$537

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.88	$1.13	$3.42	$3.07

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.88	$1.13	$3.42	$3.07

Weighted Average Common Shares Outstanding
Basic	177	175	177	174
Diluted	177	176	177	175
Dividends Declared per Common Share	$0.69	$0.66	$2.00	$1.93

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$157	$200	$610	$542

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $1, $2, $2 and $4, respectively	2	2	3	7
Net unrealized gains on investments during the period, net of taxes of $—, $1, $— and $1, respectively	—	1	1	1
Foreign currency translation, net of taxes of $(1), $—, $(1) and $(1), respectively	(1)	1	(1)	(1)
Other comprehensive income	1	4	3	7

Comprehensive income	158	204	613	549
Less comprehensive income attributable to noncontrolling interests	1	2	4	5
Comprehensive income attributable to DTE Energy Company	$157	$202	$609	$544

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$60	$52
Restricted cash, principally Securitization	61	123
Accounts receivable (less allowance for doubtful accounts of $60 and $55, respectively)
Customer	1,257	1,542
Other	120	127
Inventories
Fuel and gas	511	363
Materials and supplies	282	265
Derivative assets	68	99
Regulatory assets	91	26
Other	305	209
	2,755	2,806
Investments
Nuclear decommissioning trust funds	1,229	1,191
Other	618	603
	1,847	1,794
Property
Property, plant and equipment	26,169	25,123
Less accumulated depreciation and amortization	(9,670)	(9,323)
	16,499	15,800
Other Assets
Goodwill	2,018	2,018
Regulatory assets	2,704	2,837
Securitized regulatory assets	86	231
Intangible assets	108	122
Notes receivable	87	102
Derivative assets	29	27
Other	243	198
	5,275	5,535
Total Assets	$26,376	$25,935

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2014	2013
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$873	$962
Accrued interest	110	90
Dividends payable	122	116
Short-term borrowings	653	131
Current portion long-term debt, including capital leases	274	898
Derivative liabilities	134	195
Regulatory liabilities	164	302
Other	475	495
	2,805	3,189
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	7,426	6,618
Securitization bonds	—	105
Junior subordinated debentures	480	480
Capital lease obligations	3	11
	7,909	7,214
Other Liabilities
Deferred income taxes	3,546	3,321
Regulatory liabilities	715	862
Asset retirement obligations	1,911	1,827
Unamortized investment tax credit	43	47
Derivative liabilities	19	43
Accrued pension liability	499	653
Accrued postretirement liability	286	350
Nuclear decommissioning	179	178
Other	278	297
	7,476	7,578
Commitments and Contingencies (Notes 7 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, 176,991,277 and 177,087,230 shares issued and outstanding, respectively	3,900	3,907
Retained earnings	4,402	4,150
Accumulated other comprehensive loss	(133)	(136)
Total DTE Energy Company Equity	8,169	7,921
Noncontrolling interests	17	33
Total Equity	8,186	7,954
Total Liabilities and Equity	$26,376	$25,935

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Operating Activities
Net income	$610	$542
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	855	811
Nuclear fuel amortization	33	25
Allowance for equity funds used during construction	(16)	(10)
Deferred income taxes	244	162
Asset (gains) and losses, reserves and impairments, net	(10)	(5)
Changes in assets and liabilities:
Accounts receivable, net	273	177
Inventories	(165)	35
Accounts payable	48	(16)
Accrued pension obligation	(154)	(44)
Accrued postretirement obligation	(64)	(191)
Derivative assets and liabilities	(56)	(23)
Regulatory assets and liabilities	(211)	327
Other assets	(66)	(62)
Other liabilities	(23)	(13)
Net cash from operating activities	1,298	1,715
Investing Activities
Plant and equipment expenditures — utility	(1,295)	(1,101)
Plant and equipment expenditures — non-utility	(207)	(270)
Proceeds from sale of assets	36	20
Restricted cash for debt redemption, principally Securitization	62	58
Proceeds from sale of nuclear decommissioning trust fund assets	652	477
Investment in nuclear decommissioning trust funds	(665)	(489)
Other	(40)	(32)
Net cash used for investing activities	(1,457)	(1,337)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,289	768
Redemption of long-term debt	(1,222)	(855)
Short-term borrowings, net	522	31
Issuance of common stock	—	29
Repurchase of common stock	(52)	—
Dividends on common stock	(348)	(329)
Other	(22)	(16)
Net cash from (used for) financing activities	167	(372)
Net Increase in Cash and Cash Equivalents	8	6
Cash and Cash Equivalents at Beginning of Period	52	65
Cash and Cash Equivalents at End of Period	$60	$71

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$192	$263

See Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Loss	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	177,087	$3,907	$4,150	$(136)	$33	$7,954
Net income	—	—	606	—	4	610
Dividends declared on common stock	—	—	(354)	—	—	(354)
Repurchase of common stock	(713)	(52)	—	—	—	(52)
Benefit obligations, net of tax	—	—	—	3	—	3
Net change in unrealized losses on investments, net of tax	—	—	—	1	—	1
Foreign currency translation, net of tax	—	—	—	(1)	—	(1)
Stock-based compensation, distributions to noncontrolling interests and other	617	45	—	—	(20)	25
Balance, September 30, 2014	176,991	$3,900	$4,402	$(133)	$17	$8,186

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

References in this Report to “we”, “us”, “our”, “Company” or “DTE” are to DTE Energy and its subsidiaries, collectively.

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

Prior year balances were revised to reflect an increase of $437 million in the Consolidated Statements of Cash Flows line items for (i) Proceeds from sale of nuclear decommissioning trust funds, and (ii) Investment in nuclear decommissioning trust funds for the nine months ended September 30, 2013. These revisions were needed to properly state the gross purchases and sales activity in the nuclear decommissioning trust fund for the nine months ended September 30, 2013. The total of Net cash used for investing activities for the nine months ended September 30, 2013 was unchanged by these revisions. The revisions noted above are not deemed material, individually or in the aggregate, to the prior period Consolidated Financial Statements.

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

The Company has variable interests in VIEs through certain of its long-term purchase and sale contracts. As of September 30, 2014, the carrying amount of assets and liabilities in the Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominately related to working capital accounts and generally represent the amounts owed by or to the Company for the deliveries associated with the current billing cycle under the contracts. The Company has not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of its variable interests through these long-term purchase and sale contracts.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major balance sheet items for consolidated VIEs as of September 30, 2014 and December 31, 2013. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which the Company holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	September 30, 2014			December 31, 2013
	Securitization	Other	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$—	$12	$12	$—	$12	$12
Restricted cash	40	6	46	100	8	108
Accounts receivable	40	15	55	34	16	50
Inventories	—	34	34	—	118	118
Property, plant and equipment, net	—	84	84	—	99	99
Securitized regulatory assets	86	—	86	231	—	231
Other current and long-term assets	2	7	9	4	9	13
	$168	$158	$326	$369	$262	$631

LIABILITIES
Accounts payable and accrued current liabilities	$1	$9	$10	$7	$23	$30
Current portion long-term debt, including capital leases	105	9	114	196	9	205
Current regulatory liabilities	44	—	44	43	—	43
Mortgage bonds, notes and other	—	17	17	—	21	21
Securitization bonds	—	—	—	105	—	105
Capital lease obligations	—	3	3	—	7	7
Other current and long-term liabilities	9	5	14	8	6	14
	$159	$43	$202	$359	$66	$425

Amounts for non-consolidated VIEs as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Other investments	$134	$141
Notes receivable	$14	$8

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Other Income

Other income is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction and contract services. Power & Industrial Projects also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $25 million of Other income for the three months ended September 30, 2014 and 2013, respectively, and approximately $57 million and $60 million of Other income for the nine months ended September 30, 2014 and 2013, respectively.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Changes in Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2014 and 2013, reclassifications out of accumulated other comprehensive loss for the Company were not material. Changes in accumulated other comprehensive loss are presented in the Consolidated Statements of Changes in Equity.

Intangible Assets

The Company has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	September 30, 2014	December 31, 2013
	(In millions)
Emission allowances	$1	$2
Renewable energy credits	50	51
Contract intangible assets	123	126
	174	179
Less accumulated amortization	54	45
Intangible assets, net	120	134
Less current intangible assets	12	12
	$108	$122

Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business. The Company amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 28 years.

Income Taxes

The Company's effective tax rate for the three months ended September 30, 2014 was 12% as compared to 28% for the three months ended September 30, 2013. The Company's effective tax rate for the nine months ended September 30, 2014 was 27% as compared to 29% for the nine months ended September 30, 2013. The 16% decrease in the effective tax rate for the three months ended September 30, 2014 is due to higher production tax credits. The 2% decrease in effective tax rate for the nine months ended September 30, 2014 is due to higher production tax credits, partially offset by $8 million of deferred tax expense resulting from New York state income tax reform enacted on March 31, 2014.
The Company had $2 million of unrecognized tax benefits at September 30, 2014, that, if recognized, would favorably impact its effective tax rate. The Company believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $1 million in the next twelve months.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Company and its counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2014 and December 31, 2013. The Company believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014					December 31, 2013
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$11	$51	$—	$—	$62	$10	$115	$—	$—	$125
Nuclear decommissioning trusts	789	440	—	—	1,229	779	412	—	—	1,191
Other investments (c) (d)	95	51	—	—	146	92	44	—	—	136
Derivative assets:
Commodity Contracts:
Natural Gas	118	98	38	(225)	29	273	89	34	(382)	14
Electricity	—	312	74	(322)	64	—	261	139	(291)	109
Other	46	2	4	(48)	4	33	1	3	(34)	3
Other derivative contracts (e)	—	1	—	(1)	—	—	—	—	—	—
Total derivative assets	164	413	116	(596)	97	306	351	176	(707)	126
Total	$1,059	$955	$116	$(596)	$1,534	$1,187	$922	$176	$(707)	$1,578

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(129)	$(147)	$(66)	$268	$(74)	$(277)	$(140)	$(86)	$395	$(108)
Electricity	—	(303)	(91)	317	(77)	—	(272)	(126)	269	(129)
Other	(39)	(8)	(1)	48	—	(32)	(2)	—	34	—
Other derivative contracts (e)	—	(3)	—	1	(2)	—	(1)	—	—	(1)
Total derivative liabilities	(168)	(461)	(158)	634	(153)	(309)	(415)	(212)	698	(238)
Total	$(168)	$(461)	$(158)	$634	$(153)	$(309)	$(415)	$(212)	$698	$(238)
Net Assets (Liabilities) at the end of the period	$891	$494	$(42)	$38	$1,381	$878	$507	$(36)	$(9)	$1,340
Assets:
Current	$155	$419	$93	$(537)	$130	$277	$400	$139	$(592)	$224
Noncurrent (f)	904	536	23	(59)	1,404	910	522	37	(115)	1,354
Total Assets	$1,059	$955	$116	$(596)	$1,534	$1,187	$922	$176	$(707)	$1,578
Liabilities:
Current	$(146)	$(405)	$(145)	$562	$(134)	$(268)	$(328)	$(177)	$578	$(195)
Noncurrent	(22)	(56)	(13)	72	(19)	(41)	(87)	(35)	120	(43)
Total Liabilities	$(168)	$(461)	$(158)	$634	$(153)	$(309)	$(415)	$(212)	$698	$(238)
Net Assets (Liabilities) at the end of the period	$891	$494	$(42)	$38	$1,381	$878	$507	$(36)	$(9)	$1,340
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow the Company to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At September 30, 2014, available-for-sale securities of $62 million included $46 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively. At December 31, 2013, available-for-sale securities of $125 million, included $109 million and $16 million of cash equivalents included in Restricted cash and Other investments on the Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Available-for-sale equity securities of $7 million at both September 30, 2014 and December 31, 2013, are included in Other investments on the Consolidated Statements of Financial Position.

(e)	Primarily includes Foreign currency exchange contracts.

(f)
Includes $146 million and $136 million at September 30, 2014 and December 31, 2013, respectively, of other investments that are included in the Consolidated Statements of Financial Position in Other investments.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(20)	$(27)	$7	$(40)	$(30)	$12	$2	$(16)
Transfers into Level 3	1	—	—	1	—	—	—	—
Transfers out of Level 3	(4)	—	—	(4)	—	(1)	—	(1)
Total gains (losses):
Included in earnings	(2)	13	(1)	10	8	17	—	25
Recorded in regulatory assets/liabilities	—	—	(3)	(3)	—	—	3	3
Purchases, issuances and settlements:
Settlements	(3)	(3)	—	(6)	8	(23)	—	(15)
Net Assets (Liabilities) as of September 30	$(28)	$(17)	$3	$(42)	$(14)	$5	$5	$(4)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2014 and 2013 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(7)	$14	$(1)	$6	$(8)	$8	$—	$—

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(52)	$13	$3	$(36)	$(38)	$23	$2	$(13)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	2	—	—	2	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(45)	26	(2)	(21)	(1)	44	—	43
Recorded in regulatory assets/liabilities	—	—	9	9	—	—	7	7
Purchases, issuances and settlements:
Purchases	—	1	—	1	—	(1)	—	(1)
Issuances	—	(2)	—	(2)	—	—	—	—
Settlements	67	(55)	(7)	5	27	(61)	(4)	(38)
Net Assets (Liabilities) as of September 30	$(28)	$(17)	$3	$(42)	$(14)	$5	$5	$(4)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2014 and 2013 and reflected in Operating revenues and Fuel, purchased power and gas in the Consolidated Statements of Operations	$(23)	$(6)	$(1)	$(30)	$(14)	$36	$—	$22

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period. There were no transfers between levels 1 and 2 during the three and nine months ended September 30, 2014 and 2013.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of September 30, 2014:

	September 30, 2014
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$38	$(66)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.28	) —	$9.97	/MMBtu	$(0.13	)/MMBtu
Electricity	$74	$(91)	Discounted Cash Flow	Forward basis price (per MWh)	$(15	) —	$24	/MWh	$4	/MWh

The following table presents the unobservable inputs related to Level 3 assets and liabilities as of December 31, 2013:

	December 31, 2013
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$34	$(86)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.88	) —	$5.07	/MMBtu	$(0.16	)/MMBtu
Electricity	$139	$(126)	Discounted Cash Flow	Forward basis price (per MWh)	$(7	) —	$15	/MWh	$3	/MWh

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

The following table presents the carrying amount and fair value of financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$45	$—	$—	$45	$41	$—	$—	$41
Dividends payable	$122	$122	$—	$—	$116	$116	$—	$—
Short-term borrowings	$653	$—	$653	$—	$131	$—	$131	$—
Long-term debt, excluding capital leases	$8,171	$474	$7,107	$1,412	$8,094	$425	$7,551	$499

For further fair value information on financial and derivative instruments see Note 5 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

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

The following table summarizes the fair value of the nuclear decommissioning trust fund assets:

	September 30, 2014	December 31, 2013
	(In millions)
Fermi 2	$1,205	$1,172
Fermi 1	3	3
Low level radioactive waste	21	16
Total	$1,229	$1,191

The costs of securities sold are determined on the basis of specific identification. The following table sets forth the gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Realized gains	$8	$11	$24	$30
Realized losses	$(3)	$(11)	$(14)	$(25)
Proceeds from sales of securities	$177	$168	$652	$477

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth the fair value and unrealized gains for the nuclear decommissioning trust funds:

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
	(In millions)
Equity securities	$748	$209	$730	$201
Debt securities	465	18	442	12
Cash and cash equivalents	16	—	19	—
	$1,229	$227	$1,191	$213

The debt securities at September 30, 2014 and December 31, 2013 had an average maturity of approximately 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.

Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset. DTE Electric recognized $37 million and $31 million of unrealized losses as Regulatory assets at September 30, 2014 and December 31, 2013, respectively.

Other Securities

At September 30, 2014 and December 31, 2013, the securities were comprised primarily of money market and equity securities. During the three and nine months ended September 30, 2014 and 2013, no amounts of unrealized losses on available-for-sale securities were reclassified out of other comprehensive income and realized into net income for the periods. Gains related to trading securities held at September 30, 2014 and 2013 were $9 million and $14 million, respectively.

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

Energy Trading — Commodity Price Risk — Energy Trading markets and trades electricity, natural gas physical products and energy financial instruments, and provides energy and asset management services utilizing energy commodity derivative instruments. Forwards, futures, options and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.

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

Credit Risk — The utility and non-utility businesses are exposed to credit risk if customers or counterparties do not comply with their contractual obligations. The Company maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. The Company generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on the Company’s credit policies and its September 30, 2014 provision for credit losses, the Company’s exposure to counterparty nonperformance is not expected to have a material adverse effect on the Company’s financial statements.

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

The following tables present the fair value of derivative instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$1	$(3)	$—	$(1)
Commodity Contracts:
Natural Gas	254	(342)	396	(503)
Electricity	386	(394)	400	(398)
Other	52	(48)	37	(34)
Total derivatives not designated as hedging instruments:	$693	$(787)	$833	$(936)
Total derivatives:
Current	$605	$(696)	$691	$(773)
Noncurrent	88	(91)	142	(163)
Total derivatives	$693	$(787)	$833	$(936)

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

The Company also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. The Company had issued letters of credit of approximately $21 million and $19 million at September 30, 2014 and December 31, 2013, respectively, which could be used to offset net derivative liabilities. Letters of credit received from third parties which could be used to offset our net derivative assets were not material for the periods presented. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in the Consolidated Statements of Financial Position.

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

As of September 30, 2014, the total cash collateral posted, net of cash collateral received, was $40 million. As of December 31, 2013, the total cash collateral posted, net of cash collateral received, was $12 million. As of September 30, 2014, derivative assets and derivative liabilities are shown net of cash collateral of $4 million and $42 million, respectively. As of December 31, 2013, derivative assets and derivative liabilities are shown net of cash collateral of $26 million and $17 million, respectively. The Company recorded cash collateral paid of $4 million and cash collateral received of $2 million not related to unrealized derivative positions as of September 30, 2014. The Company recorded cash collateral paid of $34 million and cash collateral received of $13 million not related to unrealized derivative positions as of December 31, 2013. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of derivative assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$254	$(225)	$29	$396	$(382)	$14
Electricity	386	(322)	64	400	(291)	109
Other	52	(48)	4	37	(34)	3
Other derivative contracts (a)	1	(1)	—	—	—	—
Total derivative assets	$693	$(596)	$97	$833	$(707)	$126

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(342)	$268	$(74)	$(503)	$395	$(108)
Electricity	(394)	317	(77)	(398)	269	(129)
Other	(48)	48	—	(34)	34	—
Other derivative contracts (a)	(3)	1	(2)	(1)	—	(1)
Total derivative liabilities	$(787)	$634	$(153)	$(936)	$698	$(238)
_______________________________________

(a)	Primarily includes Foreign currency exchange contracts.

The following table presents the netting offsets of derivative assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to Consolidated Statements of Financial Position:
Total fair value of derivatives	$605	$88	$(696)	$(91)	$691	$142	$(773)	$(163)
Counterparty netting	(533)	(59)	533	59	(566)	(115)	566	115
Collateral adjustment	(4)	—	29	13	(26)	—	12	5
Total derivatives as reported	$68	$29	$(134)	$(19)	$99	$27	$(195)	$(43)

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
Derivatives not Designated as Hedging Instruments		2014	2013	2014	2013
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$(1)	$—	$(2)	$(1)
Commodity Contracts:
Natural Gas	Operating Revenue	(38)	1	(10)	37
Natural Gas	Fuel, purchased power and gas	12	(1)	23	(33)
Electricity	Operating Revenue	12	22	100	52
Other	Operating Revenue	(1)	1	(5)	1
Total		$(16)	$23	$106	$56

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

The following represents the cumulative gross volume of derivative contracts outstanding as of September 30, 2014:

Commodity	Number of Units
Natural Gas (MMBtu)	865,462,971
Electricity (MWh)	15,291,188
Oil (Gallons)	10,290,000
Foreign Currency Exchange (Canadian dollars)	81,310,582

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2014, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $327 million.

As of September 30, 2014, the Company had approximately $894 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $13 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $744 million. The net remaining amount of approximately $137 million is derived from the $327 million noted above.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

A reconciliation of the asset retirement obligations for the nine months ended September 30, 2014 follows:

(In millions)
Asset retirement obligations at December 31, 2013	$1,827
Accretion	84
Liabilities incurred	11
Liabilities settled	(5)
Revision in estimated cash flows	(6)
Asset retirement obligations at September 30, 2014	$1,911

NOTE 7 — REGULATORY MATTERS

Refundable Revenue Decoupling (RDM)/ Deferred Gain Amortization

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

Transition of PLD Customers to DTE Electric's Distribution System

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

2012 PSCR Year — In March 2013, DTE Electric filed the 2012 PSCR reconciliation calculating a net under-recovery of approximately $87 million that includes an under-recovery of approximately $148 million for the 2011 PSCR year. The reconciliation includes purchased power costs related to the manual shutdown of our Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to nominal 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to our customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi 2 related purchased power costs. Resolution of this matter is expected by early 2015.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — EARNINGS PER SHARE

The Company reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$156	$198	$606	$537
Average number of common shares outstanding	177	175	177	174
Weighted average net restricted shares outstanding	—	—	—	1
Dividends declared — common shares	$122	$115	$353	$337
Dividends declared — net restricted shares	—	1	1	1
Total distributed earnings	$122	$116	$354	$338
Net income less distributed earnings	$34	$82	$252	$199
Distributed (dividends per common share)	$0.69	$0.66	$2.00	$1.93
Undistributed	0.19	0.47	1.42	1.14
Total Basic Earnings per Common Share	$0.88	$1.13	$3.42	$3.07
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$156	$198	$606	$537
Average number of common shares outstanding	177	176	177	175
Weighted average net restricted shares outstanding	—	—	—	1
Dividends declared — common shares	$122	$115	$353	$337
Dividends declared — net restricted shares	—	1	1	1
Total distributed earnings	$122	$116	$354	$338
Net income less distributed earnings	$34	$82	$252	$199
Distributed (dividends per common share)	$0.69	$0.66	$2.00	$1.93
Undistributed	0.19	0.47	1.42	1.14
Total Diluted Earnings per Common Share	$0.88	$1.13	$3.42	$3.07

NOTE 9 — LONG-TERM DEBT

Debt Issuances

In 2014, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	May	Senior Notes (a)	3.50%	2024	$350
DTE Electric	June	Mortgage Bonds (a)	3.77%	2026	100
DTE Electric	June	Mortgage Bonds (a)	4.60%	2044	150
DTE Electric	July	Mortgage Bonds (a)	3.375%	2025	350
DTE Electric	July	Mortgage Bonds (a)	4.30%	2044	350
					$1,300
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, for the repayment of short-term borrowings and for general corporate purposes.

In September 2014, DTE Gas agreed to issue $150 million of 4.35% mortgage bonds due 2044 to a group of institutional investors in a private placement transaction. These bonds are expected to close and fund in December 2014. Proceeds will be used for general corporate purposes.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Debt Redemptions

In 2014, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	Various	2014	$13
DTE Electric	March	Securitization Bonds	6.62%	2014	100
DTE Electric	April	Tax Exempt Revenue Bonds (a)	2.35%	2024	31
DTE Electric	April	Tax Exempt Revenue Bonds (a)	4.65%	2028	32
DTE Gas	May	Mortgage Bonds	8.25%	2014	80
DTE Energy	May	Senior Notes	7.625%	2014	300
DTE Electric	June	Tax Exempt Revenue Bonds (a)	4.875%	2029	36
DTE Electric	June	Tax Exempt Revenue Bonds (a)	6.00%	2036	69
DTE Electric	July	Senior Notes	4.80%	2015	200
DTE Electric	August	Senior Notes	5.40%	2014	200
DTE Electric	August	Tax Exempt Revenue Bonds (a)	5.25%	2029	60
DTE Electric	September	Securitization Bonds	6.62%	2014	96
DTE Energy	Various	Other Long Term Debt	Various	2014	5
					$1,222
_______________________________________

(a)	DTE Electric Tax Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Tax Exempt Revenue Bonds.

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

The agreements require the Company to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of the Company and its consolidated subsidiaries, including capital lease obligations, hedge agreements and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of the Company and its consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2014, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas were 0.49 to 1, 0.52 to 1 and 0.45 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at September 30, 2014 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2015	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
	1,425	300	300	2,025
Amounts outstanding at September 30, 2014:
Commercial paper issuances	207	254	192	653
Letters of credit	200	—	—	200
	407	254	192	853
Net availability at September 30, 2014	$1,018	$46	$108	$1,172

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company has other outstanding letters of credit which are not included in the above described facilities totaling approximately $35 million which are used for various corporate purposes.

In conjunction with maintaining certain exchange traded risk management positions, the Company may be required to post cash collateral with its clearing agent. The Company has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that the Company posts a letter of credit for the incremental amount. At September 30, 2014, a $50 million letter of credit was in place, raising the capacity under this facility to $150 million. The $50 million letter of credit is included in the table above. The amount outstanding under this agreement was $78 million and $138 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Environmental

Electric

Air - DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. The Company estimates DTE Electric will make capital expenditures of approximately $200 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations.

Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), finalized in July 2011, required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in 2012. On December 30, 2011, the COA granted the motions to stay the rule, leaving DTE Electric temporarily subject to the previously existing Clean Air Interstate Rule (CAIR). On August 21, 2012, the COA issued its decision, vacating CSAPR and leaving CAIR in place. The EPA's petition seeking a rehearing of the COA's decision regarding the CSAPR was denied on January 24, 2013. On June 24, 2013, the U.S. Supreme Court granted EPA's petition for a review of the COA's decision on CSAPR. On April 29, 2014, the U.S. Supreme Court issued its ruling reversing the COA's stay decision and remanding the case for further proceedings. The EPA has since requested the COA to lift the stay on CSAPR and proposed that phase one of the rule would start effective January 2015. Notwithstanding the U.S. Supreme Court remand decision and potential decision by the COA to lift the stay, DTE Electric expects to meet its obligations under CSAPR beginning in 2015. Furthermore, the EPA and a number of states, including Michigan, have started working on the framework of revised CSAPR regulations which may still be proposed in the next few years to address other challenges to the existing CSAPR regulations. DTE Electric will continue to monitor these developments and adjust its compliance strategy accordingly.

The Mercury and Air Toxics Standard (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized on December 16, 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015, with a potential extension to April 2016. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016, with the exception of Monroe Power Plant. All Monroe Power Plant units will be in compliance with MATS requirements by April 2015. DTE Electric has tested technologies to determine technological and economic feasibility as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems. Implementation of Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS.

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

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. On August 23, 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. On October 20, 2011, the EPA caused to be filed a Notice of Appeal to the U.S. Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. On September 3, 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. On March 3, 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. On April 3, 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge that were brought by the Sierra Club. On June 30, 2014, the EPA filed a motion requesting certification for appeal of the March 3, 2014 summary judgment decision. On October 3, 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. This will officially start the appellate process. The amended New Source Review claims are all stayed until the appeal is resolved by the U.S. Court of Appeals for the Sixth Circuit.

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

In March 2013, the Sierra Club filed suit against DTE Energy and DTE Electric alleging violations of the Clean Air Act at four of DTE Electric's coal-fired power plants. The plaintiffs alleged 1,499 six-minute periods of excess opacity of air emissions from 2007-2012 at those facilities. The suit asks that the court enjoin DTE Energy and DTE Electric from operating the power plants except in complete compliance with applicable laws and permit requirements, pay civil penalties, conduct beneficial environmental mitigation projects, pay attorney fees and require the installation of any necessary pollution controls or to convert and/or operate the plants' boilers on natural gas to avoid additional violations and to off-set historic unlawful emissions. In December 2013, a U.S. District Court judge issued an order dismissing, without prejudice, the plaintiff's complaint allowing them to file an amended complaint by January 17, 2014. The order dismissing the complaint resulted from a considerable number of plaintiff's claims being time barred based on the statute of limitations. On January 17, 2014, the plaintiffs filed an amended complaint for the period January 13, 2008 - June 30, 2012, reducing the total number of six-minute periods from 1,499 to 1,139. DTE Energy and DTE Electric filed an answer to the amended complaint on March 11, 2014. On October 16, 2014, the Sierra Club, DTE Energy and DTE Electric filed a stipulation to voluntary dismiss the litigation in its entirety.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2014 and December 31, 2013, the Company had $10 million and $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

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

Gas

Contaminated and Other Sites — Gas segment owns or previously owned, 15 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of two of the MGP sites is complete and the sites are closed. We expect complete closure of two additional sites and partial closure of two sites by the end of 2014. Cleanup activities associated with the remaining sites will be continued over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, the Company is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases and underground storage tank locations. As of September 30, 2014 and December 31, 2013, the Company had $26 million and $28 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect the Company’s financial position and cash flows. The Company anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred will prevent environmental costs from having a material adverse impact on the Company’s results of operations.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

The Company received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. The Company settled the alleged violations by implementing best management practices to address the issues and repair/upgrade their wastewater treatment plant. The Company recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to upgrade its wastewater treatment technology to a biological treatment facility. The Company expects to spend $2 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. The Company will also spend up to an additional $13 million over the next few years to upgrade the treatment technology to biological treatment to meet future regulatory requirements and gain other operational improvement savings.

The Company also received an NOV from the Allegheny County (PA) Health Department pertaining to excessive opacity readings from fugitive sources (mainly pushing emissions) in excess of its opacity standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. In February 2014, the Company received from the Group Against Smog & Pollution (GASP) a 60 day Notice of Intent to sue letter under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. GASP alleged in the letter that the Company's coke battery facility in Pennsylvania was in violation of visible emissions limits from charging activities, door leaks, the combustion stack and pushing operations and hydrogen sulfide emission limits on flared, mixed or combusted coke oven gas. To resolve these issues, the Company agreed to a Consent Order and Agreement with Allegheny County pursuant to which the Company paid a fine of $300,000 and will spend $300,000 for a supplemental environmental project to enhance particulate collection efficiency from the coke battery's quench tower. Notwithstanding the agreement reached with the County, GASP proceeded with the filing of their complaint. The Company believes that the GASP suit is without merit and filed a motion to dismiss on June 18, 2014.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Operations

Property Insurance

DTE Electric maintains property insurance policies specifically for the Fermi 2 plant. These policies cover such items as replacement power and property damage. NEIL is the primary supplier of the insurance policies.

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

In 2007, the TRIA was extended through December 31, 2014. A major change in the extension is the inclusion of “domestic” acts of terrorism in the definition of covered or “certified” acts. For multiple terrorism losses caused by acts of terrorism not covered under the TRIA occurring within one year after the first loss from terrorism, the NEIL policies would make available to all insured entities up to $3.2 billion, plus any amounts recovered from reinsurance, government indemnity, or other sources to cover losses.

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

Nuclear Fuel Disposal Costs

In accordance with the Federal Nuclear Waste Policy Act of 1982, DTE Electric has a contract with the DOE for the future storage and disposal of spent nuclear fuel from Fermi 2 that required DTE Electric to pay the DOE a fee of 1 mill per kWh of Fermi 2 electricity generated and sold. The fee was a component of nuclear fuel expense. The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool and a newly completed dry cask storage facility. The initial dry cask loading campaign planned for 2014 has been completed. The dry cask storage facility is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In February 2013, the COA granted a motion to reopen the fee adequacy litigation to review the DOE's latest fee adequacy report which was released in January 2013. In November 2013, the COA issued a decision ordering the DOE to submit a proposal to Congress to reduce the nuclear waste fee to zero until the DOE enacts an alternative nuclear waste management plan. In January 2014, the DOE submitted such a proposal to Congress that was scheduled to take effect in 90 legislative calendar days, absent legislative action to the contrary. Simultaneously, the DOE filed a petition for rehearing of the November 2013 decision with the COA. In March 2014, the COA denied DOE's petition for rehearing. The 1 mill per kWh fee was reduced to zero effective May 16, 2014.

Synthetic Fuel Guarantees

The Company discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. The Company provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2014 is approximately $1 billion. Payment under these guarantees is considered remote.

REF Guarantees

The Company has provided certain guarantees and indemnities in conjunction with the sales of interests in its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. The Company estimates that its maximum potential liability under these guarantees at September 30, 2014 is approximately $150 million. Payment under these guarantees is considered remote.

Other Guarantees

In certain limited circumstances, the Company enters into contractual guarantees. The Company may guarantee another entity’s obligation in the event it fails to perform. The Company may provide guarantees in certain indemnification agreements. Finally, the Company may provide indirect guarantees for the indebtedness of others. The Company’s guarantees are not individually material with maximum potential payments totaling $60 million at September 30, 2014. Payment under these guarantees is considered remote.

The Company is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2014, the Company had approximately $46 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, the Company would be obligated to reimburse the issuer of the performance bond. The Company is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

Labor Contracts

There are several bargaining units for the Company's approximately 4,900 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.

Purchase Commitments

As of September 30, 2014, the Company was party to numerous long-term purchase commitments relating to a variety of goods and services required for the Company’s business. These agreements primarily consist of fuel supply commitments, renewable energy contracts and energy trading contracts. The Company estimates that these commitments will be approximately $8.3 billion from 2014 through 2051.

The Company also estimates that 2014 capital expenditures will be approximately $2.2 billion. The Company has made certain commitments in connection with expected capital expenditures.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

For a discussion of contingencies related to derivatives and regulatory matters see Notes 5 and 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments" and "Regulatory Matters".

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS

The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Three Months Ended September 30	(In millions)
Service cost	$19	$22	$8	$9
Interest cost	54	49	22	21
Expected return on plan assets	(69)	(67)	(31)	(28)
Amortization of:
Net actuarial loss	42	55	4	16
Prior service credit	—	—	(36)	(36)
Net periodic benefit cost (credit)	$46	$59	$(33)	$(18)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Nine Months Ended September 30	(In millions)
Service cost	$62	$71	$26	$37
Interest cost	159	144	67	66
Expected return on plan assets	(205)	(200)	(92)	(82)
Amortization of:
Net actuarial loss	118	156	15	48
Prior service credit	—	—	(108)	(95)
Net periodic benefit cost (credit)	$134	$171	$(92)	$(26)

Pension and Other Postretirement Contributions

During the first nine months of 2014, the Company contributed $167 million to its pension plans. At the discretion of management, and depending upon financial market conditions, the Company may make up to an additional $20 million contribution to its pension plans in 2014.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

At the discretion of management, the Company may make up to a $145 million contribution to its other postretirement benefit plans in 2014.

NOTE 13 — STOCK-BASED COMPENSATION

The following table summarizes the components of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Stock-based compensation expense	$22	$18	$72	$81
Tax benefit	$8	$7	$27	$31
Stock-based compensation cost capitalized in property, plant and equipment	$4	$1	$11	$5

Stock Options

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at January 1, 2014	723,697	$42.60
Exercised	(232,751)	$41.44
Forfeited or expired	(10,730)	$39.41
Options outstanding and exercisable at September 30, 2014	480,216	$43.24	$16

As of September 30, 2014, the weighted average remaining contractual life for the exercisable shares is 3.57 years. As of September 30, 2014, all options were vested.

The intrinsic value of options exercised for the nine months ended September 30, 2014 and 2013 was $7 million and $11 million, respectively. No option expense was recognized for the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock Awards

The following table summarizes the Company’s restricted stock awards activity for the nine months ended September 30, 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	492,329	$53.76
Grants	158,390	$70.03
Forfeitures	(16,014)	$62.34
Vested and issued	(217,603)	$47.71
Balance at September 30, 2014	417,102	$62.76

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

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the Company’s performance share activity for the nine months ended September 30, 2014:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	1,608,789	$—
Grants	548,892	$69.24
Forfeitures	(36,471)	$69.13
Payouts	(571,177)	$—
Balance at September 30, 2014	1,550,033	$69.24

Unrecognized Compensation Costs

As of September 30, 2014, there was $72 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.24 years.

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

Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution and sale of natural gas to approximately 1.2 million residential, commercial and industrial customers throughout Michigan and the sale of storage and transportation capacity.

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

The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of production tax credits and net operating losses if applicable. The state and local income tax provisions of the utility subsidiaries are determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state and local income taxes payable to or receivable from DTE Energy based on the federal, state and local tax provisions of each company.

DTE Energy Company
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Inter-segment Revenues
Electric	$8	$6	$22	$19
Gas	1	2	5	4
Gas Storage and Pipelines	1	(2)	9	2
Power and Industrial Projects	211	231	593	621
Energy Trading	8	13	24	36
Corporate and Other	1	(8)	2	(23)
	$230	$242	$655	$659

Financial data of the business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues
Electric	$1,358	$1,458	$4,049	$3,942
Gas	149	161	1,182	1,013
Gas Storage and Pipelines	49	34	146	92
Power and Industrial Projects	605	512	1,703	1,431
Energy Trading	664	463	2,797	1,307
Corporate and Other	—	1	1	2
Reconciliation & Eliminations	(230)	(242)	(655)	(659)
Total	$2,595	$2,387	$9,223	$7,128

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$135	$179	$400	$383
Gas	(16)	(13)	109	91
Gas Storage and Pipelines	20	16	59	49
Power and Industrial Projects	38	27	66	46
Energy Trading	(22)	(6)	6	(1)
Corporate and Other	1	(5)	(34)	(31)
Net Income Attributable to DTE Energy Company	$156	$198	$606	$537

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

Net income attributable to DTE Energy in the third quarter of 2014 was $156 million, or $0.88 per diluted share, compared to net income attributable to DTE Energy of $198 million, or $1.13 per diluted share, in the third quarter of 2013. Net income attributable to DTE Energy in the nine months ended September 30, 2014 was $606 million, or $3.42 per diluted share, compared to net income attributable to DTE Energy of $537 million, or $3.07 per diluted share, in the nine months ended September 30, 2013. The decrease in net income in the third quarter is primarily due to decreased earnings in the Electric and Energy Trading segments, partially offset by increased earnings in the Power and Industrial Projects and Gas Storage and Pipelines segments. The increase in net income for the nine months ended September 30, 2014 is due to increased earnings in all segments, with the exception of Corporate and Other.

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

DTE Gas's capital investments over the 2014-2018 period are estimated at $700 million for base infrastructure and $500 million for gas main renewal and meter move out and pipeline integrity programs. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism for DTE Gas and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal and meter move out and pipeline integrity programs. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze and mercury air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, acid gases, particulate matter and mercury emissions. To comply with these requirements, DTE Electric spent approximately $2 billion through 2013. It is estimated that DTE Electric will make capital expenditures of approximately $200 million in 2014 and up to approximately $1.2 billion of additional capital expenditures through 2021 based on current regulations.

Climate regulation and/or legislation has been proposed and discussed within the U.S. Congress and the EPA. The EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs). EPA regulation of GHGs requires the best available control technology (BACT) for new major sources or modifications to existing major sources that cause significant increases in GHG emissions. In June 2012, the EPA proposed new source performance standards for carbon dioxide emissions from new fossil-fueled power plants. These new source performance standards were re-proposed on September 20, 2013, under a presidential directive issued on June 25, 2013. Under the same presidential directive, the EPA proposed performance standards for carbon dioxide emissions from existing, reconstructed and modified plants on June 2, 2014 and plans to issue a final standard by July 2015. DTE Energy is an active participant in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The standards for new sources are not expected to have a material impact on the Company, since the Company has no plans to build new coal-fired generation. It is not possible to determine the potential impact of future regulations on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources and the retirement of facilities where control equipment is not economical. We would seek to recover these incremental costs through increased rates charged to our utility customers as authorized by the MPSC. Increased costs for energy produced from traditional coal-based sources could also increase the economic viability of energy produced from renewable, natural gas-fired generation and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities for our utility and non-utility segments. A June 23, 2014 U.S. Supreme Court decision on the EPA’s authority to regulate GHG emissions under permitting programs of the Clean Air Act is expected to have little effect on DTE Energy since the Supreme Court's decision upholds the EPA’s authority to regulate GHGs at sources that are already subject to permitting due to emissions of conventional pollutants. In addition, the Supreme Court's ruling does not affect the EPA’s current proposed carbon performance standards at new or existing power plants. At the present time, it is not possible to quantify the financial impacts of these climate related legislative or regulatory initiatives on DTE Energy or its customers.

For further discussion of environmental matters see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies".

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

RESULTS OF OPERATIONS

The following sections provide a detailed discussion of the operating performance and future outlook of our segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$135	$179	$400	$383
Gas	(16)	(13)	109	91
Gas Storage and Pipelines	20	16	59	49
Power and Industrial Projects	38	27	66	46
Energy Trading	(22)	(6)	6	(1)
Corporate and Other	1	(5)	(34)	(31)
Net Income Attributable to DTE Energy Company	$156	$198	$606	$537

ELECTRIC

Our Electric segment consists principally of DTE Electric.

Electric results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$1,358	$1,458	$4,049	$3,942
Fuel and purchased power	430	487	1,328	1,294
Gross Margin	928	971	2,721	2,648
Operation and maintenance	352	336	1,023	1,010
Depreciation and amortization	239	236	699	671
Taxes other than income	67	66	203	200
Asset (gains) and losses, reserves and impairments, net	—	(3)	(1)	(3)
Operating Income	270	336	797	770
Other (Income) and Deductions	61	61	170	183
Income Tax Expense	74	96	227	204
Net Income Attributable to DTE Energy Company	$135	$179	$400	$383
Operating Income as a Percent of Operating Revenues	20%	23%	20%	20%

Gross margin decreased $43 million and increased $73 million in the three and nine months ended September 30, 2014, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Amortization of refundable revenue decoupling/deferred gain	$—	$63
Base sales, inclusive of weather effect	(51)	(24)
Securitization bond and tax surcharge	(2)	6
Renewable energy program	5	16
Low income energy assistance surcharge	4	17
Regulatory mechanisms and other	1	(5)
Increase (decrease) in gross margin	$(43)	$73

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands of MWh)
Electric Sales
Residential	3,932	4,401	11,362	11,600
Commercial	4,541	4,504	12,757	12,585
Industrial	2,710	2,635	7,765	7,746
Other	62	233	438	701
	11,245	11,773	32,322	32,632
Interconnection sales (a)	1,416	711	2,513	2,276
Total Electric Sales	12,661	12,484	34,835	34,908

Electric Deliveries
Retail and Wholesale	11,245	11,773	32,322	32,632
Electric Customer Choice, including self generators (b)	1,334	1,393	3,838	3,940
Total Electric Sales and Deliveries	12,579	13,166	36,160	36,572
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $16 million and $13 million in the three and nine months ended September 30, 2014, respectively. The increase in the third quarter was due primarily to increased storm restoration expenses of $33 million, partially offset by decreased employee benefit expenses of $14 million, $6 million of decreased power plant generation expenses and $4 million of decreased distribution operations expenses. The increase in the nine-month period was primarily due to increased storm restoration expenses of $37 million, increased power plant generation expenses for planned outages of $21 million and increased low income energy assistance of $17 million, partially offset by decreased employee benefit expenses of $61 million and $7 million of decreased distribution operations expenses. In addition, the 2014 third quarter and nine-month periods included $8 million of expenses related to the transition of PLD customers to DTE Electric’s distribution system effective July 1, 2014. In May 2014, the MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in the Consolidated Statements of Operations.

Depreciation and amortization expense increased $3 million and $28 million in the three and nine months ended September 30, 2014, respectively. The increase in the third quarter was due to $8 million of increased expense due to an increased depreciable base, partially offset by decreased amortization of regulatory assets of $5 million. The increase in the nine-month period was due to $20 million of increased expense due to an increased depreciable base and $8 million of increased amortization of regulatory assets, primarily related to Securitization.

Other (income) and deductions decreased by $13 million in the nine months ended September 30, 2014 due primarily to decreased interest expense.

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

GAS

Our Gas segment consists principally of DTE Gas.

Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$149	$161	$1,182	$1,013
Cost of gas	13	29	521	408
Gross Margin	136	132	661	605
Operation and maintenance	112	105	337	316
Depreciation and amortization	25	24	73	71
Taxes other than income	13	12	46	43
Operating Income (Loss)	(14)	(9)	205	175
Other (Income) and Deductions	11	11	34	34
Income Tax Expense (Benefit)	(9)	(7)	62	50
Net Income (Loss) Attributable to DTE Energy Company	$(16)	$(13)	$109	$91
Operating Income (Loss) as a Percent of Operating Revenues	(9)%	(6)%	17%	17%

Gross margin increased $4 million and $56 million in the three and nine months ended September 30, 2014, respectively. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$—	$41
Infrastructure recovery mechanism	3	4
Midstream storage and transportation services	(5)	8
Energy optimization revenue	3	(5)
Other	3	8
Increase in gross margin	$4	$56

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gas Markets (in Bcf)
Gas sales	9	10	97	86
End user transportation	28	24	122	111
	37	34	219	197
Intermediate transportation	70	81	244	233
	107	115	463	430

Operation and maintenance expense increased $7 million and $21 million in the three and nine months ended September 30, 2014, respectively. The increase in the third quarter was due primarily to increased gas operations expenses of $6 million and increased energy optimization expenses of $2 million, partially offset by decreased employee benefit expenses of $2 million. The increase in the nine-month period was primarily due to increased weather-related gas operations expenses of $28 million, increased uncollectible expenses of $4 million and increased corporate administrative expenses of $3 million, partially offset by decreased employee benefit expenses of $10 million and decreased energy optimization expenses of $5 million.

Outlook — We continue to move forward in our efforts to achieve operational excellence, sustained strong cash flows and earn our authorized return on equity. We expect that our planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. We expect to continue our efforts to improve productivity and decrease our costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES

Our Gas Storage and Pipelines segment consists of our non-utility gas pipelines and storage businesses.

Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$49	$34	$146	$92
Operation and maintenance	11	7	32	19
Depreciation and amortization	9	6	25	14
Taxes other than income	1	1	3	3
Operating Income	28	20	86	56
Other (Income) and Deductions	(6)	(7)	(14)	(26)
Income Tax Expense	13	10	39	31
Net Income	21	17	61	51
Noncontrolling Interests	1	1	2	2
Net Income Attributable to DTE Energy Company	$20	$16	$59	$49

Operating revenues increased $15 million and $54 million in the three and nine months ended September 30, 2014, respectively. The increases were due primarily to increased volumes on the Bluestone pipeline, additional segments placed in service in the Susquehanna gathering system and, in the nine-month period, increased storage revenue.

Operation and maintenance expenses increased $4 million and $13 million in the three and nine months ended September 30, 2014, respectively. The increases were due primarily to the growth of the Bluestone and Susquehanna projects.

Depreciation and amortization expenses increased $3 million and $11 million in the three and nine months ended September 30, 2014, respectively. The increases were due primarily to the growth of the Bluestone and Susquehanna projects.

Other (income) and deductions decreased by $1 million and $12 million in the three and nine months ended September 30, 2014, respectively. The decreases were due to decreased earnings from a pipeline investment and increased intercompany interest expense. The earnings from the pipeline investment were negatively impacted by a revenue deferral for depreciation collected in FERC-approved tariff rates in excess of depreciation expense.

Outlook — Our Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. We will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. The capacity expansion of Bluestone, a 44-mile lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York, is progressing as planned. In the 2014 third quarter, a new compressor facility was placed in service. Expansion activities over the next twelve months include a second compressor facility and approximately 9.5 miles of additional pipeline loop to accommodate increased shipper demand. Through our agreement with Southwestern Energy Company and affiliates (Southwestern), we believe Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.

Progress continues on preliminary development activities on the proposed Nexus pipeline, a transportation path for natural gas from the Utica shale in Ohio to Michigan and Ontario. During the 2014 third quarter, several producers signed agreements as shippers, indicating their firm volume commitment subject to certain conditions customary in the pipeline industry. We are planning to have a partnership interest in the Nexus pipeline.

POWER AND INDUSTRIAL PROJECTS

Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce REF and sell electricity from biomass-fired energy projects.

Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$605	$512	$1,703	$1,431
Operation and maintenance	591	499	1,695	1,402
Depreciation and amortization	19	18	56	53
Taxes other than income	4	4	12	12
Asset (gains) and losses, reserves and impairments, net	(3)	(3)	(10)	(2)
Operating Loss	(6)	(6)	(50)	(34)
Other (Income) and Deductions	(24)	(29)	(45)	(54)
Income Taxes
Expense (Benefit)	8	7	(2)	6
Production Tax Credits	(29)	(12)	(72)	(35)
	(21)	(5)	(74)	(29)
Net Income	39	28	69	49
Noncontrolling Interests	1	1	3	3
Net Income Attributable to DTE Energy Company	$38	$27	$66	$46

Operating revenues increased $93 million and $272 million in the three months and nine months ended September 30, 2014, respectively. The increase in the third quarter was due primarily to an $83 million increase associated with increased volumes from REF projects and a $15 million increase associated with start-up of a biomass-fired power project, partially offset by a $4 million decrease due to the sale of an on-site project. The increase in the nine-month period was due primarily to a $289 million increase associated with increased volumes from REF projects, a $27 million increase associated with start-up of a biomass-fired power project and an $8 million increase primarily due to higher volumes from the steel business, partially offset by a $43 million decrease from lower coal prices associated with the steel business and an $8 million decrease due to the sale of an on-site project.

Operation and maintenance expense increased $92 million and $293 million in the three months and nine months ended September 30, 2014, respectively. The increase in the third quarter was due primarily to an $88 million increase associated with increased volumes from REF projects and a $6 million increase associated with start-up of a biomass-fired power project. The increase in the nine-month period was due primarily to a $299 million increase associated with increased volumes from REF projects, a $20 million increase associated with start-up of a biomass-fired power project and an $18 million increase primarily due to higher volumes and maintenance spending from the steel business, partially offset by a $43 million decrease from lower coal prices associated with the steel business.

Asset (gains) losses, reserves and impairments, net increased by $8 million in the nine months ended September 30, 2014. The increase was due primarily to a gain associated with a sale of an on-site project in 2014 and an asset impairment recorded in the prior year.

Other (income) and deductions decreased by $5 million and $9 million in the three and nine months ended September 30, 2014, respectively. The decrease in the nine-month period was primarily due to lower volumes of refined coal produced at REF sites with investors and lower equity earnings at various projects.

Production tax credits increased by $17 million and $37 million in the three and nine months ended September 30, 2014, respectively. The increases were primarily due to higher production volumes of refined coal that resulted in higher tax credits at REF projects.

Outlook — The Company has constructed and placed in service nine REF facilities including five facilities located at third party owned coal-fired power plants. The Company has sold membership interests in four of the facilities. We continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. We intend to relocate an underutilized facility, located at a DTE Electric site, to an alternative coal-fired power plant which may provide increased production and emission reduction opportunities in future years.

We have five biomass-fired power generation facilities in operation. Our on-site energy services will continue to be delivered in accordance with the terms of long-term contracts. A landfill gas to energy project was placed in service in the 2014 third quarter. We are constructing a new natural gas-fired cogeneration facility which is expected to be completed in the 2014 fourth quarter. We will continue to look for additional investment opportunities and other energy projects at favorable prices.

Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.

ENERGY TRADING

Energy Trading focuses on physical and financial power and natural gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage, and generating capacity positions. Energy Trading also provides natural gas, power and related services, which may include the management of associated storage and transportation contracts on the customers’ behalf, and the supply or purchase of renewable energy credits to various customers.

Energy Trading results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Revenues	$664	$463	$2,797	$1,307
Fuel, purchased power and gas	679	453	2,728	1,242
Gross Margin	(15)	10	69	65
Operation and maintenance	19	17	51	57
Depreciation and amortization	1	—	1	1
Taxes other than income	—	1	3	3
Operating Income (Loss)	(35)	(8)	14	4
Other (Income) and Deductions	1	2	5	6
Income Tax Expense (Benefit)	(14)	(4)	3	(1)
Net Income (Loss) Attributable to DTE Energy Company	$(22)	$(6)	$6	$(1)

Operating revenues and Fuel, purchased power and gas were impacted by an increase in gas prices and volumes, primarily in our gas structured and gas transportation strategies for both the three and nine months ended September 30, 2014.

Gross margin decreased $25 million and increased $4 million for the three and nine months ended September 30, 2014, respectively. The third quarter decrease in gross margin of $25 million represents a $20 million decrease in realized margins and a $5 million decrease in unrealized margins. The $20 million decrease in realized margins is due to $28 million of unfavorable results, primarily in our gas structured, gas storage and power trading strategies, offset by $8 million of favorable results, primarily in our power full requirements strategy. The $5 million decrease in unrealized margins is due to $31 million of unfavorable results, primarily in our gas structured, gas trading and gas transportation strategies, offset by $26 million of favorable results, primarily in our power full requirements and power trading strategies.

The $4 million increase in gross margin for the nine months ended September 30, 2014 represents a $23 million increase in realized margins and a $19 million decrease in unrealized margins. The $23 million increase in realized margins is due to $119 million of favorable results, primarily in our gas structured and gas transportation strategies, offset by $96 million of unfavorable results, primarily in our power full requirements and gas and power trading strategies. The $19 million decrease in unrealized margins is due to $58 million of unfavorable results, primarily in our gas structured strategy, offset by $39 million of favorable results, primarily in our power full requirements and gas trading strategies.

In the first quarter of 2014, extreme weather conditions occurred in the Midwest and Northeast gas and power markets we serve. Consequently, this led to favorable results in our gas asset optimization strategies due to increased gas prices and volumes which were partially offset by realized losses from our power full requirements strategy due to higher than expected loads, energy prices, and ancillary charges to serve our customers.

Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. During the fourth quarter of 2013 and the third quarter of 2014, we saw significant increases in gas prices which led to the volatility in the accounting earnings due to the physical component being marked-to-market without an offsetting mark on the transportation component. Included in the $119 million of favorable realized results for the nine months ended September 30, 2014 in our gas strategies is $58 million of timing related losses recognized in the fourth quarter of 2013 that reversed primarily during the first three months of 2014 as the underlying contracts were settled. Included in the $31 million and $58 million of unfavorable unrealized results for the three and nine months ended September 30, 2014 in our gas strategies is $40 million and $50 million of timing related losses, respectively, which will reverse in future periods, primarily in the first quarter of 2015 as the underlying contracts settle.

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

See Notes 4 and 5 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments".

CORPORATE AND OTHER

Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net income of $1 million and net loss of $34 million in the three and nine months ended September 30, 2014, respectively, represents an increase of $6 million and decrease of $3 million, respectively, from the losses of $5 million and $31 million in the comparable 2013 periods. The increased loss in the nine month period was due primarily to increased deferred tax expense related to New York state income tax reform enacted on March 31, 2014.

CAPITAL RESOURCES AND LIQUIDITY

Cash Requirements

We use cash to maintain and expand our electric and natural gas utilities and to grow our non-utility businesses, retire and pay interest on long-term debt and pay dividends. We believe that we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. We expect that cash from operations in 2014 will be approximately $1.6 billion, or approximately $500 million lower than 2013, due primarily to decreased surcharge collections and increased fuel, purchased power and gas costs. We anticipate base level utility capital investments, environmental, renewable and energy optimization expenditures and expenditures for non-utility businesses in 2014 of approximately $2.2 billion. We plan to seek regulatory approval to include utility capital expenditures in our regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet our strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating Activities:
Net income	$610	$542
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	855	811
Nuclear fuel amortization	33	25
Allowance for equity funds used during construction	(16)	(10)
Deferred income taxes	244	162
Asset (gains) and losses, reserves and impairments, net	(10)	(5)
Working capital and other	(418)	190
Net cash from operating activities	1,298	1,715
Investing Activities:
Plant and equipment expenditures — utility	(1,295)	(1,101)
Plant and equipment expenditures — non-utility	(207)	(270)
Proceeds from sale of assets	36	20
Other	9	14
Net cash used for investing activities	(1,457)	(1,337)
Financing Activities:
Issuance of long-term debt, net of issuance costs	1,289	768
Redemption of long-term debt	(1,222)	(855)
Short-term borrowings, net	522	31
Issuance of common stock	—	29
Repurchase of common stock	(52)	—
Dividends on common stock and other	(370)	(345)
Net cash from (used for) financing activities	167	(372)
Net Increase in Cash and Cash Equivalents	$8	$6

Cash from Operating Activities

A majority of our operating cash flow is provided by our electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions and operating costs.

Cash from operations in the nine months ended September 30, 2014 decreased by $417 million compared to the nine months ended September 30, 2013. The operating cash flow comparison reflects an increase in cash expenditures for working capital items, partially offset by increased net income after adjusting for non-cash and non-operating items (primarily depreciation and amortization, and deferred income taxes).

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

Net cash used for investing activities increased by $120 million in 2014 due primarily to increased capital expenditures by our utility businesses, partially offset by decreased capital expenditures by our non-utility businesses and increased proceeds from sale of assets.

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

Net cash from financing activities increased by $539 million in 2014 due primarily to increases in short-term borrowings and issuances of long-term debt, partially offset by increased redemptions of long-term debt, repurchases of common stock and increased dividends on common stock.

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

We have approximately $300 million in long-term debt maturing in the next twelve months. The repayment of the principal amount of the Securitization debt is funded through a surcharge payable by DTE Electric’s customers. The repayment of the other debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.2 billion of available liquidity at September 30, 2014, consisting of cash and amounts available under unsecured revolving credit agreements.

During the first nine months of 2014, we contributed $167 million to our pension plans. At the discretion of management, and depending upon financial market conditions, we may make up to an additional $20 million contribution to our pension plans in 2014. At the discretion of management, we may make up to a $145 million contribution to our other postretirement benefit plans in 2014.

Various subsidiaries of the Company have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that the Company post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which the Company can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which the Company may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2014, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $327 million.

We believe we have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash and capital expenditure needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.

See Notes 7, 9, 10 and 11 to the Consolidated Financial Statements, "Regulatory Matters", "Long-Term Debt", "Short-Term Credit Arrangements and Borrowings" and "Commitments and Contingencies".

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements".

FAIR VALUE

Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts we typically classify as derivative instruments include power, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items we do not generally account for as derivatives include natural gas inventory, pipeline transportation, renewable energy credits and storage assets. See Notes 4 and 5 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments".

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

The Company has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 4 to Consolidated Financial Statements, "Fair Value".

The following tables provide details on changes in our MTM net asset (or liability) position for the nine months ended September 30, 2014:

Total
(In millions)
MTM at January 1, 2014	$(112)
Reclassify to realized upon settlement	(99)
Changes in fair value recorded to income	106
Amounts recorded to unrealized income	7
Changes in fair value recorded in regulatory liabilities	9
Change in collateral held by (for) others	48
Option premiums paid (received) and other	(8)
MTM at September 30, 2014	$(56)

The table below shows the maturity of our MTM positions:

Source of Fair Value	2014	2015	2016	2017 and Beyond	Total Fair Value
	(In millions)
Level 1	$(9)	$7	$(2)	$—	$(4)
Level 2	(1)	(32)	(16)	1	(48)
Level 3	(20)	(31)	2	7	(42)
MTM before collateral adjustments	$(30)	$(56)	$(16)	$8	(94)
Collateral adjustments					38
MTM at September 30, 2014					$(56)

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

The following table displays the credit quality of our trading counterparties as of September 30, 2014:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$139	$—	$139
BBB+ and BBB	176	(5)	171
BBB−	51	—	51
Total Investment Grade	366	(5)	361
Non-investment grade (b)	1	—	1
Internally Rated — investment grade (c)	132	—	132
Internally Rated — non-investment grade (d)	17	(2)	15
Total	$516	$(7)	$509
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

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 11% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 2% of the total gross credit exposure.

Interest Rate Risk

We are subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, we may use treasury locks and interest rate swap agreements. Our exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2014, we had a floating rate debt-to-total debt ratio of approximately 7.7% (excluding securitized debt).

Foreign Currency Exchange Risk

We have foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power as well as for long-term transportation capacity. To limit our exposure to foreign currency exchange fluctuations, we have entered into a series of foreign currency exchange forward contracts through November 2018.

Summary of Sensitivity Analysis

We performed a sensitivity analysis on the fair values of our commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to our energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2014 and 2013 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2014 and 2013:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of September 30,		As of September 30,
Activity	2014	2013	2014	2013	Change in the Fair Value of
	(In millions)
Coal contracts	$—	$(1)	$—	$1	Commodity contracts
Natural gas contracts	$(25)	$(10)	$26	$10	Commodity contracts
Electricity contracts	$(2)	$11	$1	$(6)	Commodity contracts
Interest rate risk	$(327)	$(303)	$346	$322	Long-term debt
Foreign currency exchange risk	$—	$—	$—	$—	Forward contracts
Discount rates	$—	$—	$—	$—	Commodity contracts

For further discussion of market risk, see Note 5 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, which is the end of the period covered by this report. Based on this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.

(b) Changes in internal control over financial reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

For more information on material legal proceedings and matters related to us and our subsidiaries, see Notes 7 and 11, to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies".

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2014:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2014 — 07/31/2014	2,010	$63.18	—	—	—
08/01/2014 — 08/31/2014	—	$—	—	—	—
09/01/2014 — 09/30/2014	677	$70.34	—	—	—
Total	2,687		—
_______________________________________

(a)
Represents shares of common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock.

Item 6. Exhibits

(i) Exhibits filed herewith:

12-59	Computation of Ratio of Earnings to Fixed Charges

31-93	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31-94	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

99-57
Third Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of October 3, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(ii) Exhibits furnished herewith:

32-93	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32-94	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

Date: October 24, 2014	By	/S/ DONNA M. ENGLAND
Donna M. England Chief Accounting Officer (Principal Accounting Officer)