Form 10-Q
period 2015-03-31
DTE ENERGY CO; DTE Electric Co
filed 2015-04-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2015

Commission File Number	Registrants; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-11607	DTE Energy Company (a Michigan Corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	DTE Electric Company (a Michigan Corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-0478650
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
DTE Energy Company (DTE Energy)    Yes ☒ No ☐            DTE Electric Company (DTE Electric)    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
DTE Energy                Yes ☒ No ☐            DTE Electric                Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

DTE Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
DTE Electric	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at March 31, 2015:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,330,405

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
This combined Form 10-Q is filed separately by two registrants: DTE Energy and DTE Electric. Information contained herein relating to an individual registrant is filed by such registrant solely on its behalf. DTE Electric makes no representation as to information relating exclusively to DTE Energy.
DTE Electric, a wholly owned subsidiary of DTE Energy, meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

DEFINITIONS

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

Customer Choice	Michigan legislation giving customers the option of retail access to alternative suppliers for electricity and natural gas

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related and purchased power costs

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage

REF	Reduced Emissions Fuel

Registrant(s)	DTE Energy and DTE Electric

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC

DEFINITIONS

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

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

FILING FORMAT
This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual registrant is filed by such registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q report should be read in conjunction with the separately filed Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DTE Energy's 2014 Annual Report on Form 10-K and DTE Electric's 2014 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation; including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	volatility in commodity markets, deviations in weather and related risks impacting the results of DTE Energy's energy trading operations;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission or distribution facility;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
New factors emerge from time to time. The Registrants cannot predict what factors may arise or how such factors may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. The Registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)
Operating Revenues	$2,984	$3,930

Operating Expenses
Fuel, purchased power and gas	1,398	2,155
Operation and maintenance	826	841
Depreciation and amortization	209	280
Taxes other than income	100	95
Asset (gains) losses and impairments, net	(10)	(1)
	2,523	3,370
Operating Income	461	560

Other (Income) and Deductions
Interest expense	110	110
Interest income	(4)	(2)
Other income	(51)	(41)
Other expenses	10	8
	65	75
Income Before Income Taxes	396	485

Income Tax Expense	122	158

Net Income	274	327

Less: Net Income Attributable to Noncontrolling Interests	1	1

Net Income Attributable to DTE Energy Company	$273	$326

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.53	$1.84

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.53	$1.84

Weighted Average Common Shares Outstanding
Basic	178	177
Diluted	178	177
Dividends Declared per Common Share	$0.69	$0.66

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net Income	$274	$327

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2 and $—, respectively	3	—
Foreign currency translation	(3)	(1)
Other comprehensive income (loss)	—	(1)

Comprehensive income	274	326
Less comprehensive income attributable to noncontrolling interests	1	1
Comprehensive income attributable to DTE Energy Company	$273	$325

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$99	$48
Restricted cash	24	120
Accounts receivable (less allowance for doubtful accounts of $51 and $54, respectively)
Customer	1,534	1,504
Other	73	94
Inventories
Fuel and gas	333	512
Materials and supplies	300	292
Derivative assets	74	128
Regulatory assets	39	76
Other	312	313
	2,788	3,087
Investments
Nuclear decommissioning trust funds	1,262	1,241
Other	649	628
	1,911	1,869
Property
Property, plant and equipment	27,124	26,538
Less accumulated depreciation and amortization	(9,889)	(9,718)
	17,235	16,820
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,643	3,651
Securitized regulatory assets	—	34
Intangible assets	100	102
Notes receivable	88	90
Derivative assets	40	44
Other	245	259
	6,134	6,198
Total Assets	$28,068	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$825	$973
Accrued interest	116	86
Dividends payable	124	122
Short-term borrowings	—	398
Current portion long-term debt, including capital leases	166	274
Derivative liabilities	52	77
Gas inventory equalization	130	—
Regulatory liabilities	79	153
Other	347	494
	1,839	2,577
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	8,348	7,860
Junior subordinated debentures	480	480
Capital lease obligations	10	3
	8,838	8,343
Other Liabilities
Deferred income taxes	3,858	3,776
Regulatory liabilities	665	667
Asset retirement obligations	2,022	1,962
Unamortized investment tax credit	52	41
Derivative liabilities	23	8
Accrued pension liability	1,282	1,280
Accrued postretirement liability	380	515
Nuclear decommissioning	184	182
Other	247	281
	8,713	8,712
Commitments and Contingencies (Notes 6 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,330,405 and 176,991,231 shares issued and outstanding, respectively	4,093	3,904
Retained earnings	4,727	4,578
Accumulated other comprehensive loss	(155)	(155)
Total DTE Energy Company Equity	8,665	8,327
Noncontrolling interests	13	15
Total Equity	8,678	8,342
Total Liabilities and Equity	$28,068	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Activities
Net income	$274	$327
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	209	280
Nuclear fuel amortization	13	5
Allowance for equity funds used during construction	(5)	(5)
Deferred income taxes	84	77
Asset (gains) losses and impairments, net	(10)	(1)
Changes in assets and liabilities:
Accounts receivable, net	(8)	(270)
Inventories	172	147
Accounts payable	(123)	100
Gas inventory equalization	130	142
Accrued pension obligation	2	(23)
Accrued postretirement obligation	(135)	(22)
Derivative assets and liabilities	49	(51)
Regulatory assets and liabilities	(4)	(222)
Other assets	2	50
Other liabilities	97	(2)
Net cash from operating activities	747	532
Investing Activities
Plant and equipment expenditures — utility	(366)	(399)
Plant and equipment expenditures — non-utility	(39)	(98)
Acquisition	(240)	—
Proceeds from sale of assets	13	3
Restricted cash for debt redemption, principally Securitization	96	66
Proceeds from sale of nuclear decommissioning trust fund assets	246	271
Investment in nuclear decommissioning trust funds	(250)	(275)
Other	(16)	(10)
Net cash used for investing activities	(556)	(442)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	—
Redemption of long-term debt	(117)	(115)
Short-term borrowings, net	(398)	244
Issuance of common stock	9	—
Repurchase of common stock	—	(50)
Dividends on common stock	(122)	(116)
Other	(7)	(7)
Net cash used for financing activities	(140)	(44)
Net Increase in Cash and Cash Equivalents	51	46
Cash and Cash Equivalents at Beginning of Period	48	52
Cash and Cash Equivalents at End of Period	$99	$98

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$186	$212

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income	—	—	273	—	1	274
Dividends declared on common stock	—	—	(124)	—	—	(124)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to VEBA Trust	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	3	—	3
Foreign currency translation	—	—	—	(3)	—	(3)
Stock-based compensation, distributions to noncontrolling interests and other	806	63	—	—	(3)	60
Balance, March 31, 2015	179,330	$4,093	$4,727	$(155)	$13	$8,678

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$1,203	$1,410

Operating Expenses
Fuel and purchased power	390	498
Operation and maintenance	317	342
Depreciation and amortization	155	228
Taxes other than income	73	71
	935	1,139
Operating Income	268	271

Other (Income) and Deductions
Interest expense	63	63
Other income	(15)	(13)
Other expenses	9	7
	57	57
Income Before Income Taxes	211	214

Income Tax Expense	74	77

Net Income	$137	$137

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net income	$137	$137
Other comprehensive income (loss), net of tax:
Transfer of benefit obligations, net of taxes of $18 and $—, respectively	28	—
Benefit obligations, net of taxes of $— and $(1), respectively	—	(1)
Comprehensive income	$165	$136

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$54	$14
Restricted cash, principally Securitization	—	96
Accounts receivable (less allowance for doubtful accounts of $31 and $29, respectively)
Customer	664	688
Affiliates	53	31
Other	20	15
Inventories
Fuel	260	269
Materials and supplies	240	231
Notes receivable
Affiliates	—	8
Other	2	8
Regulatory assets	38	46
Prepaid property tax	82	44
Other	26	31
	1,439	1,481
Investments
Nuclear decommissioning trust funds	1,262	1,241
Other	36	172
	1,298	1,413
Property
Property, plant and equipment	20,395	19,805
Less accumulated depreciation and amortization	(7,408)	(7,216)
	12,987	12,589
Other Assets
Regulatory assets	2,914	2,913
Securitized regulatory assets	—	34
Intangible assets	37	37
Other	174	182
	3,125	3,166
Total Assets	$18,849	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$55	$60
Other	356	366
Accrued interest	66	58
Accrued vacation	48	48
Current portion long-term debt, including capital leases	11	118
Regulatory liabilities	73	150
Deferred income taxes	8	—
Short-term borrowings
Affiliates	35	84
Other	—	50
Other	74	103
	726	1,037
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,634	5,144
Capital lease obligations	10	—
	5,644	5,144
Other Liabilities
Deferred income taxes	3,275	3,188
Regulatory liabilities	245	245
Asset retirement obligations	1,854	1,796
Unamortized investment tax credit	47	36
Nuclear decommissioning	184	182
Accrued pension liability — affiliates	1,112	1,200
Accrued postretirement liability — affiliates	392	520
Other	108	105
	7,217	7,272

Commitments and Contingencies (Notes 6 and 12)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	3,786	3,786
Retained earnings	1,474	1,436
Accumulated other comprehensive income (loss)	2	(26)
	5,262	5,196
Total Liabilities and Shareholder’s Equity	$18,849	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Activities
Net income	$137	$137
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	155	228
Nuclear fuel amortization	13	5
Allowance for equity funds used during construction	(5)	(5)
Deferred income taxes	76	42
Changes in assets and liabilities:
Accounts receivable, net	(3)	6
Inventories	2	55
Accounts payable	(8)	73
Accrued pension liability — affiliates	(88)	(20)
Accrued postretirement liability — affiliates	(128)	(15)
Regulatory assets and liabilities	(43)	(135)
Other assets	(38)	(28)
Other liabilities	103	(31)
Net cash from operating activities	173	312
Investing Activities
Plant and equipment expenditures	(311)	(354)
Acquisition	(240)	—
Restricted cash for debt redemption, principally Securitization	96	65
Notes receivable from affiliate	8	200
Proceeds from sale of nuclear decommissioning trust fund assets	246	271
Investment in nuclear decommissioning trust funds	(250)	(275)
Transfer of Rabbi Trust assets to affiliate	137	—
Other	2	(8)
Net cash used for investing activities	(312)	(101)
Financing Activities
Issuance of long-term debt, net of issuance costs	496	—
Redemption of long-term debt	(115)	(113)
Short-term borrowings, net — other	(50)	—
Short-term borrowings, net — affiliate	(49)	5
Dividends on common stock	(99)	(93)
Other	(4)	(3)
Net cash from (used for) financing activities	179	(204)
Net Increase in Cash and Cash Equivalents	40	7
Cash and Cash Equivalents at Beginning of the Period	14	27
Cash and Cash Equivalents at End of the Period	$54	$34

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$154	$176

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	137	—	137
Dividends declared on common stock	—	—	—	(99)	—	(99)
Transfer of benefit obligations, net of tax	—	—	—	—	28	28
Balance, March 31, 2015	138,632	$1,386	$2,400	$1,474	$2	$5,262

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited)

Index of Combined Notes to Consolidated Financial Statements (Unaudited)
The Combined Notes to Consolidated Financial Statements (Unaudited) are a combined presentation for DTE Energy and DTE Electric. The following list indicates the Registrant(s) to which each note applies:

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisition	DTE Energy and DTE Electric
Note 5	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Commitments and Contingencies	DTE Energy and DTE Electric
Note 13	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 14	Stock-Based Compensation	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is an electric utility engaged in the generation, purchase, distribution and sale of electricity to approximately 2.1 million customers in southeastern Michigan;

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
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ and the CFTC.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the DTE Energy 2014 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in the DTE Electric 2014 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements of the Registrants are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Registrants' estimates.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Consolidated Financial Statements are unaudited, but in the Registrants' opinions include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.
The information in these combined notes relates to each of the Registrants as noted in the Index of Combined Notes to Consolidated Financial Statements. However, DTE Electric does not make any representation as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
Certain prior year balances for DTE Electric were reclassified to match current year's financial statement presentation.
Principles of Consolidation
The Registrants consolidate all majority-owned subsidiaries and investments in entities in which they have controlling influence. Non-majority owned investments are accounted for using the equity method when the Registrants are able to influence the operating policies of the investee. When the Registrants do not influence the operating policies of an investee, the cost method is used. These Consolidated Financial Statements also reflect the Registrants' proportionate interests in certain jointly-owned utility plants. The Registrants eliminate all intercompany balances and transactions.
The Registrants evaluate whether an entity is a VIE whenever reconsideration events occur. The Registrants consolidate VIEs for which they are the primary beneficiary. If a Registrant is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, a Registrant considers all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Registrants perform ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
Legal entities within DTE Energy's Power and Industrial Projects segment enter into long-term contractual arrangements with customers to supply energy-related products or services. The entities are generally designed to pass-through the commodity risk associated with these contracts to the customers, with DTE Energy retaining operational and customer default risk. These entities generally are VIEs and consolidated when DTE Energy is the primary beneficiary. In addition, DTE Energy has interests in certain VIEs through which control of all significant activities is shared with partners, and therefore are accounted for under the equity method.
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2015, the carrying amount of assets and liabilities in the Registrants' Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominately related to working capital accounts and generally represent the amounts owed by or to the Registrants for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
In 2001, DTE Electric financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. DTE Electric performed servicing activities including billing and collecting surcharge revenue for Securitization. The remaining amounts due on the rate reduction bonds were paid in March 2015. The associated regulatory assets were fully amortized by March 31, 2015. Securitization has an over-recovery of funds which will be returned to customers after receipt of an order from the MPSC. Subsequent to the pay-down of the bonds, Securitization is no longer a VIE but continues to be consolidated by the Registrants as a voting interest entity.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2015 and December 31, 2014. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Securitization, included in the DTE Energy table below for December 31, 2014, also relates to DTE Electric. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	March 31, 2015	December 31, 2014
	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$12	$—	$7	$7
Restricted cash	9	96	8	104
Accounts receivable	12	26	15	41
Inventories	34	—	67	67
Property, plant and equipment, net	77	—	81	81
Securitized regulatory assets	—	34	—	34
Other current and long-term assets	6	1	6	7
	$150	$157	$184	$341

LIABILITIES
Accounts payable and accrued current liabilities	$11	$3	$8	$11
Current portion long-term debt, including capital leases	8	105	10	115
Current regulatory liabilities	—	32	—	32
Mortgage bonds, notes and other	14	—	15	15
Capital lease obligations	1	—	3	3
Other current and long-term liabilities	6	9	6	15
	$40	$149	$42	$191
Amounts for DTE Energy's non-consolidated VIEs as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Other investments	$136	$134
Notes receivable	$15	$15

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction and contract services. DTE Energy's Power & Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $19 million and $17 million of Other income for the three months ended March 31, 2015 and 2014, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2015 and 2014, reclassifications out of accumulated other comprehensive income (loss) for the Registrants were not material. Refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets", regarding the transfer of a portion of DTE Electric benefit obligations during the year. Changes in accumulated other comprehensive income (loss) are presented in the Registrants' Consolidated Statements of Changes in Equity.
Intangible Assets
DTE Energy has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	March 31,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	46	45
Contract intangible assets	123	122
	170	168
Less accumulated amortization	60	57
Intangible assets, net	110	111
Less current intangible assets	10	9
	$100	$102
DTE Electric has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	March 31,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	46	45
	47	46
Less current intangible assets	10	9
	$37	$37
Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business by the Registrants. DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 26 years.
Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate		Unrecognized Tax Benefits
	Three Months Ended March 31,		March 31,
	2015	2014	2015
			(In millions)
DTE Energy	31%	33%	$9
DTE Electric	35%	36%	$4

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The 2% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2015 is primarily due to the inclusion in 2014 of $8 million of deferred tax expense resulting from New York state income tax reform enacted in March 2014. The 1% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2015 is due to higher production tax credits.
If recognized, $2 million of the unrecognized tax benefits of the Registrants would favorably impact their effective tax rates. DTE Energy believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $6 million in the next twelve months. DTE Electric does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had an income tax receivable with DTE Energy of $51 million and $29 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.

NOTE 4 — ACQUISITION
In October 2014, DTE Electric executed an agreement to purchase a 732 MW simple-cycle natural gas facility in Carson City, Michigan from The LS Power Group. The facility will serve to meet the needs of approximately 260,000 additional households during peak demand. DTE Electric closed on the acquisition of 100% equity interest in the facility on January 21, 2015.
DTE Electric has completed its valuation analysis to arrive at the fair value of the assets acquired. The cash consideration and total purchase price of approximately $240 million was allocated based on the underlying fair value of the assets acquired, which was primarily property, plant and equipment.
The pro forma results of operations have not been presented for DTE Electric as the effects of the acquisition were not material to either Registrant's consolidated results of operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the asset retirement obligations for the three months ended March 31, 2015 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2014	$1,962	$1,796
Accretion	28	26
Revision in estimated cash flows	32	32
Asset retirement obligations at March 31, 2015	$2,022	$1,854

NOTE 6 — REGULATORY MATTERS
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
Refundable Revenue Decoupling / Deferred Gain Amortization
In September 2012, the MPSC approved DTE Electric's accounting application to defer for future amortization the gain resulting from the reversal of DTE Electric's $127 million regulatory liability associated with the operation of the RDM. The approved application provided for the amortization of the regulatory liability to income, at a monthly rate of approximately $10.6 million, beginning January 2014. On April 1, 2014, the MPSC approved DTE Electric's accounting application to suspend the amortization of the RDM regulatory liability as of June 30, 2014. DTE Electric amortized one-half of the RDM regulatory liability in the first six months of 2014 and resumed amortization of the remainder beginning January 1, 2015. If DTE Electric's base rates are increased prior to July 1, 2015, DTE Electric will cease amortization and refund to customers the remaining unamortized balance of the regulatory liability.
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
2012 PSCR Year — In March 2013, DTE Electric filed its 2012 PSCR reconciliation that included purchased power costs related to the manual shutdown of the Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to approximately 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to customers. Certain intervenors in the reconciliation case have challenged the recovery of up to $32 million of the Fermi 2 related purchased power costs. In April 2015, an MPSC Administrative Law Judge issued a Proposal for Decision that challenged the recovery of approximately $50 million of such costs. Resolution of this matter is expected in 2016.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — EARNINGS PER SHARE
DTE Energy reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$273	$326
Average number of common shares outstanding	178	177
Dividends declared — common shares	$123	$116
Dividends declared — net restricted shares	1	—
Total distributed earnings	$124	$116
Net income less distributed earnings	$149	$210
Distributed (dividends per common share)	$0.69	$0.66
Undistributed	0.84	1.18
Total Basic Earnings per Common Share	$1.53	$1.84
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$273	$326
Average number of common shares outstanding	178	177
Dividends declared — common shares	$123	$116
Dividends declared — net restricted shares	1	—
Total distributed earnings	$124	$116
Net income less distributed earnings	$149	$210
Distributed (dividends per common share)	$0.69	$0.66
Undistributed	0.84	1.18
Total Diluted Earnings per Common Share	$1.53	$1.84

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2015 and December 31, 2014. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Registrants classify fair value balances based on the fair value hierarchy defined as follows:

•	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Registrants have the ability to access as of the reporting date.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$14	$3	$—	$—	$17	$13	$99	$—	$—	$112
Nuclear decommissioning trusts	798	464	—	—	1,262	792	449	—	—	1,241
Other investments (c)	100	51	—	—	151	100	50	—	—	150
Derivative assets:
Commodity Contracts:
Natural Gas	315	87	41	(389)	54	555	140	92	(681)	106
Electricity	—	234	36	(215)	55	—	295	47	(280)	62
Other	42	—	1	(42)	1	42	—	3	(42)	3
Other derivative contracts (d)	—	8	—	(4)	4	—	4	—	(3)	1
Total derivative assets	357	329	78	(650)	114	597	439	142	(1,006)	172
Total	$1,269	$847	$78	$(650)	$1,544	$1,502	$1,037	$142	$(1,006)	$1,675

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(369)	$(45)	$(41)	$428	$(27)	$(578)	$(78)	$(62)	$679	$(39)
Electricity	—	(219)	(43)	217	(45)	—	(290)	(52)	298	(44)
Other	(32)	(8)	(6)	46	—	(32)	(9)	(4)	45	—
Other derivative contracts (d)	—	(7)	—	4	(3)	—	(5)	—	3	(2)
Total derivative liabilities	(401)	(279)	(90)	695	(75)	(610)	(382)	(118)	1,025	(85)
Total	$(401)	$(279)	$(90)	$695	$(75)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$868	$568	$(12)	$45	$1,469	$892	$655	$24	$19	$1,590
Assets:
Current	$339	$295	$59	$(602)	$91	$582	$504	$109	$(955)	$240
Noncurrent (e)	930	552	19	(48)	1,453	920	533	33	(51)	1,435
Total Assets	$1,269	$847	$78	$(650)	$1,544	$1,502	$1,037	$142	$(1,006)	$1,675
Liabilities:
Current	$(353)	$(253)	$(74)	$628	$(52)	$(572)	$(357)	$(112)	$964	$(77)
Noncurrent	(48)	(26)	(16)	67	(23)	(38)	(25)	(6)	61	(8)
Total Liabilities	$(401)	$(279)	$(90)	$695	$(75)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$868	$568	$(12)	$45	$1,469	$892	$655	$24	$19	$1,590
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At March 31, 2015, available-for-sale securities of $17 million included $9 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2014, available-for-sale securities of $112 million, included $105 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Primarily includes Foreign currency exchange contracts.

(e)
Includes $151 million and $150 million at March 31, 2015 and December 31, 2014, respectively, of other investments that are included in DTE Energy's Consolidated Statements of Financial Position in Other investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$3	$—	$8	$5	$99	$—	$104
Nuclear decommissioning trusts	798	464	—	1,262	792	449	—	1,241
Other investments	10	—	—	10	97	50	—	147
Derivative assets — FTRs	—	—	1	1	—	—	3	3
Total	$813	$467	$1	$1,281	$894	$598	$3	$1,495

Assets:
Current	$5	$3	$1	$9	$5	$99	$3	$107
Noncurrent	808	464	—	1,272	889	499	—	1,388
Total Assets	$813	$467	$1	$1,281	$894	$598	$3	$1,495
_______________________________________

(a)
At March 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2014, available-for-sale securities of $104 million included $96 million and $8 million of cash equivalents included in Restricted cash and Other investments, respectively, on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Registrants consider the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality and basis differential factors. The Registrants monitor the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Registrants have obtained an understanding of how these prices are derived. Additionally, the Registrants selectively corroborate the fair value of their transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Registrants have established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of the Registrants' forward price curves has been assigned to DTE Energy's Risk Management Department, which is separate and distinct from the trading functions within DTE Energy.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$30	$(5)	$(1)	$24	$(52)	$13	$3	$(36)
Transfers into Level 3	—	—	(1)	(1)	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(29)	7	(2)	(24)	(22)	36	—	14
Recorded in regulatory assets/liabilities	—	—	(2)	(2)	—	—	4	4
Purchases, issuances and settlements:
Issuances	—	—	—	—	—	(1)	—	(1)
Settlements	(1)	(9)	1	(9)	64	(82)	(6)	(24)
Net Assets (Liabilities) as of March 31	$—	$(7)	$(5)	$(12)	$(10)	$(34)	$1	$(43)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2015 and 2014 and reflected in Operating revenues and Fuel, purchased power and gas in DTE Energy's Consolidated Statements of Operations	$(91)	$(3)	$(2)	$(96)	$—	$(20)	$—	$(20)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net Assets as of beginning of period	$3	$3
Change in fair value recorded in regulatory assets/liabilities	(2)	4
Purchases, issuances and settlements:
Settlements	—	(6)
Net Assets as of March 31,	$1	$1
The amount of total gains (losses) included in Regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2015 and 2014 and reflected in DTE Electric's Consolidated Statements of Operations	$—	$—
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three months ended March 31, 2015 and 2014, and there were no transfers between Level 3 for DTE Electric during the same periods.
The following table presents the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of March 31, 2015:

	March 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$41	$(41)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.46	) —	$7.00	/MMBtu	$(0.25	)/MMBtu
Electricity	$36	$(43)	Discounted Cash Flow	Forward basis price (per MWh)	$(7	) —	$19	/MWh	$3	/MWh
The following table presents the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of December 31, 2014:

	December 31, 2014
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$92	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.28	) —	$7.83	/MMBtu	$(0.22	)/MMBtu
Electricity	$47	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(14	) —	$15	/MWh	$4	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by the DTE Energy's Treasury Department which reports to the DTE Energy's Vice President and Treasurer.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$35	$—	$—	$35	$41	$—	$—	$41
Dividends payable	$124	$124	$—	$—	$122	$122	$—	$—
Short-term borrowings	$—	$—	$—	$—	$398	$—	$398	$—
Long-term debt, excluding capital leases	$8,989	$500	$8,581	$1,051	$8,606	$489	$8,308	$706
The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$6	$—	$—	$6	$12	$—	$—	$12
Notes receivable — affiliates	$—	$—	$—	$—	$8	$—	$—	$8
Short-term borrowings — affiliates	$35	$—	$—	$35	$84	$—	$—	$84
Short-term borrowings — other	$—	$—	$—	$—	50	$—	$50	$—
Long-term debt, excluding capital leases	$5,643	$—	$5,682	$735	$5,259	$—	$5,341	$496
For further fair value information on financial and derivative instruments see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an asset retirement obligation on the Registrants' Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2015	December 31, 2014
	(In millions)
Fermi 2	$1,241	$1,221
Fermi 1	3	3
Low-level radioactive waste	18	17
Total	$1,262	$1,241
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Realized gains	$9	$9
Realized losses	$(7)	$(7)
Proceeds from sales of securities	$246	$271
Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2015			December 31, 2014
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$774	$217	$(41)	$756	$204	$(39)
Debt securities	483	24	(1)	474	21	(2)
Cash and cash equivalents	5	—	—	11	—	—
	$1,262	$241	$(42)	$1,241	$225	$(41)
The debt securities at March 31, 2015 and December 31, 2014 had an average maturity of approximately 7 years. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset.
Other Securities
At March 31, 2015 and December 31, 2014, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of other comprehensive income and realized into net income for DTE Energy or DTE Electric during the three months ended March 31, 2015 and 2014. Gains related to trading securities held at March 31, 2015 and 2014 were $1 million and $2 million, respectively, for both DTE Energy and DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Registrants recognize all derivatives at their fair value as Derivative assets or liabilities on their respective Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income and later reclassified into earnings when the underlying transaction occurs. Gains or losses from the ineffective portion of cash flow hedges are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
The Registrants’ primary market risk exposure is associated with commodity prices, credit and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits and natural gas storage assets.
DTE Electric — DTE Electric generates, purchases, distributes and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.
DTE Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2018. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under natural gas and power purchase and sale contracts and natural gas transportation contracts. DTE Energy enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.
Corporate and Other — Interest Rate Risk — DTE Energy may use interest rate swaps, treasury locks and other derivatives to hedge the risk associated with interest rate market volatility.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2015 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
Derivative Activities
DTE Energy manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describes the categories of activities represented by their operating characteristics and key risks:

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

The following tables present the fair value of derivative instruments as of March 31, 2015 and December 31, 2014 for DTE Energy:

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$8	$(7)	$4	$(5)
Commodity Contracts:
Natural Gas	443	(455)	787	(718)
Electricity	270	(262)	342	(342)
Other	43	(46)	45	(45)
Total derivatives not designated as hedging instruments:	$764	$(770)	$1,178	$(1,110)
Total derivatives:
Current	$676	$(680)	$1,083	$(1,041)
Noncurrent	88	(90)	95	(69)
Total derivatives	$764	$(770)	$1,178	$(1,110)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments as of March 31, 2015 and December 31, 2014 for DTE Electric:

	March 31, 2015	December 31, 2014
	(In millions)
FTRs — Other current assets	$1	$3
Total derivatives not designated as hedging instrument	$1	$3
Certain of the DTE Energy's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, DTE Energy offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces DTE Energy's total assets and liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro rata basis to the extent there is exposure. Any cash collateral remaining, after the exposure is netted to zero, is reflected in accounts receivable and accounts payable as collateral paid or received, respectively.
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. DTE Energy had no letters of credit outstanding at March 31, 2015 and $7 million in letters of credit at December 31, 2014, which could be used to offset net derivative liabilities. Letters of credit received from third parties which could be used to offset net derivative assets were $1 million and $5 million at March 31, 2015 and December 31, 2014, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
For contracts with certain clearing agents the fair value of derivative instruments is netted against realized positions with the net balance reflected as either 1) a derivative asset or liability or 2) an account receivable or payable. Other than certain clearing agents, accounts receivable and accounts payable that are subject to netting arrangements have not been offset against the fair value of derivative assets and liabilities. Certain contracts that have netting arrangements have not been offset in DTE Energy's Consolidated Statements of Financial Position. The impact of netting these derivative instruments and cash collateral related to such contracts is not material. Only the gross amounts for these derivative instruments are included in the table below.
For DTE Energy, as of March 31, 2015, the total cash collateral posted, net of cash collateral received, was $85 million. As of December 31, 2014, the total cash collateral posted, net of cash collateral received, was $61 million. As of March 31, 2015, derivative assets and derivative liabilities are shown net of cash collateral of $1 million and $46 million, respectively. As of December 31, 2014, there was no cash collateral related to unrealized positions to net against derivative assets while derivative liabilities are shown net of cash collateral of $19 million. DTE Energy recorded cash collateral paid of $43 million and cash collateral received of $3 million not related to unrealized derivative positions as of March 31, 2015. DTE Energy recorded cash collateral paid of $44 million and cash collateral received of $2 million not related to unrealized derivative positions as of December 31, 2014. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of derivative assets and liabilities for DTE Energy at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$443	$(389)	$54	$787	$(681)	$106
Electricity	270	(215)	55	342	(280)	62
Other	43	(42)	1	45	(42)	3
Other derivative contracts (a)	8	(4)	4	4	(3)	1
Total derivative assets	$764	$(650)	$114	$1,178	$(1,006)	$172

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(455)	$428	$(27)	$(718)	$679	$(39)
Electricity	(262)	217	(45)	(342)	298	(44)
Other	(46)	46	—	(45)	45	—
Other derivative contracts (a)	(7)	4	(3)	(5)	3	(2)
Total derivative liabilities	$(770)	$695	$(75)	$(1,110)	$1,025	$(85)
_______________________________________

(a)	Primarily includes Foreign currency exchange contracts.
The following table presents the netting offsets of derivative assets and liabilities for DTE Energy at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:
Total fair value of derivatives	$676	$88	$(680)	$(90)	$1,083	$95	$(1,041)	$(69)
Counterparty netting	(601)	(48)	601	48	(955)	(51)	955	51
Collateral adjustment	(1)	—	27	19	—	—	9	10
Total derivatives as reported	$74	$40	$(52)	$(23)	$128	$44	$(77)	$(8)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 for DTE Energy is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments		2015	2014
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$1	$(4)
Commodity Contracts:
Natural Gas	Operating Revenue	(126)	(127)
Natural Gas	Fuel, purchased power and gas	21	20
Electricity	Operating Revenue	31	133
Other	Operating Revenue	(2)	(1)
Total		$(75)	$21
Revenues and energy costs related to trading contracts are presented on a net basis in DTE Energy's Consolidated Statements of Operations. Commodity derivatives used for trading purposes, and financial non-trading commodity derivatives, are accounted for using the MTM method with unrealized and realized gains and losses recorded in Operating revenues. Non-trading physical commodity sale and purchase derivative contracts are generally accounted for using the MTM method with unrealized and realized gains and losses for sales recorded in Operating revenue and purchases recorded in Fuel, purchased power and gas.
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2015:

Commodity	Number of Units
Natural Gas (MMBtu)	935,928,277
Electricity (MWh)	13,667,643
Oil (Gallons)	27,048,000
Foreign Currency Exchange (Canadian dollars)	80,737,962
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $416 million.
As of March 31, 2015, DTE Energy had approximately $726 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $4 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $630 million. The net remaining amount of approximately $92 million is derived from the $416 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2015, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	3.70%	2045	$500
					$500
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, for the repayment of short-term borrowings and for general corporate purposes.
Debt Redemptions
In 2015, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.62%	2015	$105
DTE Electric	March	Mortgage Bonds	7.904%	2016	10
DTE Energy	Various	Other Long Term Debt	Various	2015	2
					$117

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
The agreements require the Registrants and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. At March 31, 2015, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric and DTE Gas were 0.50 to 1, 0.52 to 1 and 0.47 to 1, respectively, and are in compliance with this financial covenant. The availability under the facilities in place at March 31, 2015 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2018	1,200	300	300	1,800
	1,425	300	300	2,025
Amounts outstanding at March 31, 2015:
Letters of credit	255	—	—	255
	255	—	—	255
Net availability at March 31, 2015	$1,170	$300	$300	$1,770
In February 2015, DTE Energy amended its $100 million letter of credit facility. The facility's maturity date was amended from February 2015 to February 2017.
In April 2015, DTE Energy, DTE Electric and DTE Gas, entered into third amended and restated five-year unsecured revolving credit agreements. The agreements' expiration was amended from April 2018 to April 2020. As part of this amendment, DTE Electric increased its $300 million unsecured revolving credit facility to $400 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $35 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post cash collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. At March 31, 2015, a $50 million letter of credit was in place, raising the capacity under this facility to $150 million. The $50 million letter of credit is included in the table above. The amount outstanding under this agreement was $74 million and $37 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. To comply with these requirements, DTE Electric spent approximately $2.2 billion through 2014. DTE Electric estimates making capital expenditures of approximately $100 million in 2015 and up to approximately $30 million of additional capital expenditures through 2019 based on current regulations.
Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in January 2015. DTE Electric expects to meet its obligations under CSAPR. Portions of CSAPR are being reviewed by the U.S. Court of Appeals. DTE Electric cannot predict the financial impact or outcome of that case at this time.
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested several technologies as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems to determine technological and economic feasibility. Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies were deemed feasible and their implementation will allow several units that would not have been economical for FGD installations to continue operation in compliance with MATS. In November 2014, the Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. DTE Electric cannot predict the financial impact or outcome of this Supreme Court case at this time, or the timing of its resolution.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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
The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Registrants cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule was issued in May 2014. The final rule specifies a time period exceeding three years to complete studies to determine the type of technology needed to reduce impacts to fish. Final compliance for the installation of the required technology will be determined by each state on a case by case basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
In April 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules are expected to be finalized by September 2015. It is not possible at this time to quantify the impacts of these developing requirements.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2015 and December 31, 2014, DTE Electric had $9 million and $10 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule is based on the continued listing of coal ash as a non-hazardous waste, and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal fired power plants and operates a number of smaller impoundments at its power plants. DTE Electric is currently evaluating the rule and will determine its impacts upon completion of the evaluation.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of four of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases and underground storage tank locations. As of March 31, 2015 and December 31, 2014, DTE Gas had $23 million and $24 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas’s financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas’s results of operations.
Non-utility
DTE Energy’s non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a NOV in June 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing DTE Energy’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, DTE Energy cannot predict the impact of this issue. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDEQ concerning visible emissions readings that resulted from DTE Energy self reporting to MDEQ questionable activities by an employee of a contractor hired by DTE Energy to perform the visible emissions readings. At this time, DTE Energy cannot predict the impact of this investigation.
DTE Energy received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. DTE Energy settled the alleged violations by implementing best management practices to address the issues and repair/upgrade their wastewater treatment plant. DTE Energy recently received a permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to further upgrade its wastewater treatment technology to biological treatment. DTE Energy expects to spend $1 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. DTE Energy will also spend up to an additional $15 million over the next few years to complete its upgrade of the treatment technology to biological treatment in order to meet future regulatory requirements and gain other operational improvement savings.
DTE Energy received an NOV from the Allegheny County (PA) Health Department pertaining to excessive opacity readings from fugitive sources (mainly pushing emissions) in excess of its opacity standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. In February 2014, DTE Energy received from the Group Against Smog & Pollution (GASP) a 60 day Notice of Intent to sue letter under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. GASP alleged in the letter that DTE Energy's coke battery facility in Pennsylvania was in violation of visible emissions limits from charging activities, door leaks, the combustion stack and pushing operations and hydrogen sulfide emission limits on flared, mixed or combusted coke oven gas. To resolve these issues, DTE Energy agreed to a Consent Order and Agreement with Allegheny County pursuant to which DTE Energy paid a fine of $300,000 and will spend $300,000 for a supplemental environmental project to enhance particulate collection efficiency from the coke battery's quench tower. Notwithstanding the agreement reached with the County, GASP proceeded with the filing of their complaint in May 2014. DTE Energy believes that the GASP suit is without merit and filed a motion to dismiss in July 2014. In March 2015, the United States District Court granted DTE Energy's motion for dismissal.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other
In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2017. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery. As part of the state implementation plan process, DTE Energy has worked with MDEQ to develop proposed air permits reflecting significant SO2 emission reductions. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the final required emissions reductions at this time.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $43 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2015 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2015 is approximately $192 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $63 million at March 31, 2015. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2015, DTE Energy had approximately $49 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,900 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.
Purchase Commitments
As of March 31, 2015, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for the business. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. DTE Energy estimates that these commitments will be approximately $8.2 billion from 2015 through 2051. DTE Electric estimates that these commitments will be approximately $2.4 billion from 2015 through 2033. In addition, DTE Energy and DTE Electric have made certain commitments in connection with 2015 capital expenditures and contributions to equity method investees that are expected to be approximately $2.6 billion and $1.9 billion, respectively.
Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts and record provisions for amounts considered at risk of probable loss. The Registrants believe their accrued amounts are adequate for probable loss.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Other Contingencies
The Registrants are involved in certain other legal, regulatory, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Registrants cannot predict the final disposition of such proceedings. The Registrants regularly review legal matters and record provisions for claims that they can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Registrants' operations or financial statements in the periods they are resolved.
For a discussion of contingencies related to regulatory matters and derivatives see Notes 6 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments", respectively.

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended March 31,	(In millions)
Service cost	$25	$21	$9	$9
Interest cost	53	53	20	23
Expected return on plan assets	(74)	(68)	(33)	(31)
Amortization of:
Net actuarial loss	51	38	11	5
Prior service credit	—	—	(31)	(36)
Net periodic benefit cost (credit)	$55	$44	$(24)	$(30)
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended March 31,	(In millions)
Service cost	$20	$17	$7	$7
Interest cost	40	40	16	17
Expected return on plan assets	(53)	(48)	(23)	(21)
Amortization of:
Net actuarial loss	38	27	8	3
Prior service cost (credit)	—	—	(24)	(27)
Net periodic benefit cost (credit)	$45	$36	$(16)	$(21)
Pension and Other Postretirement Contributions
In April 2015, DTE Energy made contributions of $25 million, through contributions from DTE Electric, to its pension plans. At the discretion of management, and depending upon financial market conditions, DTE Energy may make up to $150 million of additional contributions, including up to $120 million of additional DTE Electric contributions, to its pension plans in 2015.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

During 2015, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Master VEBA Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
February 17, 2015	1,427,835	$81.91	$117
			$117
The above contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million in February 2015.
At the discretion of management, DTE Energy may make up to $80 million of additional contributions, including up to $60 million of additional DTE Electric contributions, to its other postretirement benefit plans in 2015.
Plan Changes
In 2015, certain executive retirement benefit plans were amended to transfer the obligation for benefits as attributed to DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. The related plan liabilities were transferred from DTE Electric and DTE Gas to LLC. The related Rabbi Trust assets were also transferred to DTE Energy from DTE Electric.

NOTE 14 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation for DTE Energy:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Stock-based compensation expense	$6	$33
Tax benefit	$2	$13
Stock-based compensation cost capitalized in property, plant and equipment	$1	$5
Stock Options
The following table summarizes DTE Energy's stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at January 1, 2015	444,278	$43.56
Exercised	(150,317)	$45.37
Forfeited or expired	(3,979)	$44.72
Options outstanding and exercisable at March 31, 2015	289,982	$42.61	$12
As of March 31, 2015, the weighted average remaining contractual life for the exercisable shares is 3.32 years. As of March 31, 2015, all options were vested.
The intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $6 million and $5 million, respectively. No option expense was recognized for the three months ended March 31, 2015 and 2014, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
The following table summarizes DTE Energy’s restricted stock awards activity for the three months ended March 31, 2015:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	416,318	$62.82
Grants	105,500	$84.06
Forfeitures	(260)	$67.23
Vested and issued	(141,260)	$53.40
Balance at March 31, 2015	380,298	$72.20
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2014 and 2015 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. Performance shares awarded prior to 2014 are liability awards and are remeasured to fair value at each reporting period.
The following table summarizes DTE Energy’s performance share activity for the three months ended March 31, 2015:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2015	1,554,697	$69.32
Grants	429,151	$84.04
Forfeitures	(5,021)	$69.16
Payouts	(532,700)	$—
Balance at March 31, 2015	1,446,127	$75.76
Unrecognized Compensation Costs
As of March 31, 2015, DTE Energy had $81 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.72 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $4 million and $19 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 15 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources and evaluates performance based on the following structure:
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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
The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of tax credits and net operating losses if applicable. The state and local income tax provisions of the utility subsidiaries are determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state and local income taxes payable to or receivable from DTE Energy based on the federal, state and local tax provisions of each company.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Inter-segment Revenues
Electric	$9	$7
Gas	1	2
Gas Storage and Pipelines	1	1
Power and Industrial Projects	180	206
Energy Trading	9	9
Corporate and Other	1	2
	$201	$227
Financial data of the DTE Energy business segments follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues
Electric	$1,203	$1,412
Gas	647	804
Gas Storage and Pipelines	57	52
Power and Industrial Projects	567	575
Energy Trading	711	1,314
Corporate and Other	—	—
Reconciliation and Eliminations	(201)	(227)
Total	$2,984	$3,930

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$136	$136
Gas	111	129
Gas Storage and Pipelines	27	21
Power and Industrial Projects	33	15
Energy Trading	(9)	42
Corporate and Other	(25)	(17)
Net Income Attributable to DTE Energy Company	$273	$326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representation as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
OVERVIEW
DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
Net income attributable to DTE Energy in the first quarter of 2015 was $273 million, or $1.53 per diluted share, compared to net income attributable to DTE Energy of $326 million, or $1.84 per diluted share, in the first quarter of 2014. The decrease in net income in the first quarter is primarily due to decreased earnings in the Gas and Energy Trading segments, partially offset by increased earnings in the Power and Industrial Projects and Gas Storage and Pipelines segments.
Please see detailed explanations of segment performance in the following Results of Operations section.
DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet and an attractive dividend yield.
DTE Energy's utilities' growth will be driven by base infrastructure, new generation and environmental compliance capital investments. DTE Energy is focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy operates in a constructive regulatory environment and has solid relationships with its regulators.
DTE Energy has significant investments in non-utility businesses. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills and expertise and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile. DTE Energy expects growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments.
A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows and the issuance of debt. DTE Energy has an enterprise risk management program that, among other things, is designed to monitor and manage exposure to earnings and cash flow volatility related to commodity price changes, interest rates and counterparty credit risk.
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant base capital investments each year in order to maintain and improve the reliability of asset bases, including power generation plants, distribution systems, storage fields and other facilities and fleets.
DTE Electric's capital investments over the 2015-2019 period are estimated at $5.7 billion for base infrastructure, $1.4 billion for new generation and $400 million for environmental compliance. Over the next fifteen years, DTE Electric plans to retire a portion of its coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. DTE Electric purchased a natural gas facility in the 2015 first quarter, as described in Note 4 to the Consolidated Financial Statements, "Acquisition", and plans to acquire another natural gas facility in mid-year 2015. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.
DTE Gas's capital investments over the 2015-2019 period are estimated at $1 billion for base infrastructure and $600 million for gas main renewal, meter move out and pipeline integrity programs. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism for DTE Gas and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal, meter move out and pipeline integrity programs. In November 2014, DTE Gas filed an application with the MPSC for approval of an increased infrastructure recovery mechanism surcharge to recover an additional $47 million of annual capital expenditures for its gas main renewal program. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers.
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
As directed by a June 2013 Presidential Memorandum, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs) from the utility sector and other sectors of the economy. Among these actions, the EPA is proposing performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The new source performance standards for new EGUs were proposed in September 2013 and the standards for existing, reconstructed and modified EGUs were proposed in June 2014. The EPA plans to issue a final standard for both new and existing sources in mid-year 2015.
The Registrants are active participants in working with the EPA and other stakeholders to shape the final performance standards for new and existing power plants. The carbon standards for new sources are not expected to have a material impact on the Registrants, since the Registrants have no plans to build new coal-fired generation. It is not possible to determine the potential impact of future regulations on existing sources at this time, including the pending performance standards for existing power plants. Pending or future legislation or other regulatory actions could have a material impact on the Registrants' operations and financial position and the rates the Registrants charge its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. The Registrants would seek to recover these incremental costs through increased rates charged to its utility customers as authorized by the MPSC.
Increased costs for energy produced from traditional coal-based sources due to recent, pending and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas-fired generation and/or nuclear sources, from energy efficiency initiatives, and from the potential development of market-based trading of carbon offsets which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
For further discussion of environmental matters see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies".
OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. DTE Energy's strong utility base, combined with its integrated non-utility operations, position it well for long-term growth.
Looking forward, DTE Energy will focus on several areas that are expected to improve future performance:

•	electric and gas customer satisfaction;

•	electric reliability;

•	rate competitiveness and affordability;

•	regulatory stability and investment recovery for the electric and gas utilities;

•	growth of utility asset base;

•	employee engagement;

•	cost structure optimization across all business segments;

•	cash, capital and liquidity to maintain or improve financial strength; and

•	investments that integrate assets and leverage skills and expertise.
DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial and risk criteria.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$136	$136
Gas	111	129
Gas Storage and Pipelines	27	21
Power and Industrial Projects	33	15
Energy Trading	(9)	42
Corporate and Other	(25)	(17)
Net Income Attributable to DTE Energy Company	$273	$326
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$1,203	$1,412
Fuel and purchased power	390	498
Gross Margin	813	914
Operation and maintenance	317	343
Depreciation and amortization	157	230
Taxes other than income	73	71
Operating Income	266	270
Other (Income) and Deductions	57	58
Income Tax Expense	73	76
Segment Net Income Attributable to DTE Energy Company	$136	$136
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	1	1
DTE Electric Net Income Attributable to DTE Energy Company	$137	$137
See DTE Electric's Consolidated Statement of Operations for a complete view of its results.

Gross margin decreased $101 million in the three months ended March 31, 2015. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Securitization bond and tax surcharge	$(87)
Base sales, inclusive of weather effect	(10)
Renewable energy program	2
Regulatory mechanisms and other	(6)
Decrease in Electric segment gross margin	$(101)
Reconciliation of Electric segment gross margin to DTE Electric gross margin	2
Decrease in DTE Electric gross margin	$(99)

	Three Months Ended March 31,
	2015	2014
	(In thousands of MWh)
DTE Electric Sales
Residential	3,852	3,978
Commercial	4,160	4,048
Industrial	2,464	2,501
Other	85	205
	10,561	10,732
Interconnection sales (a)	946	618
Total DTE Electric Sales	11,507	11,350

DTE Electric Deliveries
Retail and Wholesale	10,561	10,732
Electric Customer Choice, including self generators (b)	1,256	1,267
Total DTE Electric Sales and Deliveries	11,817	11,999
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $26 million in the three months ended March 31, 2015. The decrease was due primarily to decreased power plant generation outage expenses of $16 million, decreased restoration and line clearance expenses of $14 million, and decreased employee benefit expenses of $7 million, partially offset by $12 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense decreased $73 million in the three months ended March 31, 2015. The decrease was due primarily to $79 million of decreased amortization of regulatory assets related to Securitization and $13 million associated with the TRM, partially offset by $18 million of increased expenses due to an increased depreciable base.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, and uncertainty of legislative or regulatory actions regarding climate change and electric retail access. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
In December 2014, DTE Electric filed a rate case with the MPSC requesting an increase in base rates of $370 million based on a projected twelve month period ending June 30, 2016.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$647	$804
Cost of gas	307	439
Gross Margin	340	365
Operation and maintenance	111	110
Depreciation and amortization	25	25
Taxes other than income	19	17
Operating Income	185	213
Other (Income) and Deductions	12	12
Income Tax Expense	62	72
Net Income Attributable to DTE Energy Company	$111	$129
Gross margin decreased $25 million in the three months ended March 31, 2015. Revenues associated with certain tracking mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$(18)
Midstream storage and transportation revenues	(12)
Infrastructure recovery mechanism	3
Energy optimization revenue	2
Decrease in gross margin	$(25)

	Three Months Ended March 31,
	2015	2014
Gas Markets (in Bcf)
Gas sales	69	71
End user transportation	62	62
	131	133
Intermediate transportation	103	99
	234	232
Operation and maintenance expense increased $1 million in the three months ended March 31, 2015. The increase was due primarily to increased energy optimization expenses of $2 million, increased uncollectible expenses of $1 million, partially offset by decreased gas operations expenses of $2 million.
Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$57	$52
Operation and maintenance	12	11
Depreciation and amortization	7	7
Taxes other than income	1	1
Operating Income	37	33
Other (Income) and Deductions	(8)	(2)
Income Tax Expense	18	14
Net Income Attributable to DTE Energy Company	$27	$21
Operating revenues increased $5 million in the three months ended March 31, 2015. The increase was due primarily to increased volumes on the Bluestone pipeline and Susquehanna gathering systems, partially offset by lower gas storage revenues which were higher in early 2014 due to weather favorability.
Operation and maintenance expenses increased $1 million in the three months ended March 31, 2015. The increase was due primarily to increased activity on the Bluestone and Susquehanna projects and increased gas storage operations expense.
Other (income) and deductions increased by $6 million in the three months ended March 31, 2015. The increase was due to higher earnings from pipeline investments. In 2014, the earnings from one pipeline investment were negatively impacted by a revenue deferral for depreciation collected in FERC-approved tariff rates in excess of depreciation expense.
Outlook — DTE Energy's Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. The capacity expansion of Bluestone lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York, is progressing as planned. Expansion activities over the next twelve months include a second compressor facility and approximately 6 miles of additional pipeline loop to accommodate increased shipper demand. Through Gas Storage and Pipeline's long term agreement with Southwestern Energy Production Company, DTE Energy believes Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.
Progress continues on preliminary development activities on the proposed Nexus pipeline, a transportation path for natural gas from the Utica shale in Ohio to Michigan and Ontario. During 2014, several producers signed agreements as shippers, indicating their firm volume commitment subject to certain conditions customary in the pipeline industry. DTE Energy is planning to have a partnership interest in the Nexus pipeline.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce REF and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$567	$575
Operation and maintenance	561	576
Depreciation and amortization	20	18
Taxes other than income	5	5
Asset (gains) and losses, reserves and impairments, net	(10)	(1)
Operating Loss	(9)	(23)
Other (Income) and Deductions	(17)	(13)
Income Taxes
Expense (Benefit)	1	(4)
Production Tax Credits	(27)	(22)
	(26)	(26)
Net Income	34	16
Noncontrolling Interests	1	1
Net Income Attributable to DTE Energy Company	$33	$15
Operating revenues decreased $8 million in the three months ended March 31, 2015. The decrease was due primarily to $10 million of lower coal prices associated with the steel business, and a $6 million decrease primarily due to lower commodity prices associated with on-site energy projects, offset by a $5 million increase primarily due to higher prices and generation associated with a renewable energy project and $3 million of higher prices and volumes related to landfill gas projects.
Operation and maintenance expense decreased $15 million in the three months ended March 31, 2015. The decrease was due primarily to $8 million of lower coal prices and maintenance expenses in the steel business, and a $5 million decrease primarily due to lower commodity prices associated with on-site energy projects.
Asset (gains) losses, reserves and impairments, net increased by $9 million in the three months ended March 31, 2015. The increase was due primarily to a gain associated with a sale of a landfill gas project.
Other (income) and deductions increased by $4 million in the three months ended March 31, 2015. The increase was due primarily to higher volumes of refined coal produced at REF sites with investors.
Production tax credits increased by $5 million in the three months ended March 31, 2015. The increase was primarily due to higher production volumes of refined coal that resulted in higher tax credits at REF projects.
Outlook — Power and Industrial Projects has constructed and placed in service nine REF facilities including five facilities located at third party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities. DTE Energy will continue to optimize these facilities by seeking investors for facilities operating at DTE Electric and other utility sites. DTE Energy intends to relocate an underutilized facility, located at a DTE Electric site, to an alternative coal-fired power plant which may provide increased production and emission reduction opportunities in future years.
DTE Energy expects sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2015. Substantially all of the metallurgical coke margin is maintained under long-term contracts. The segment has five renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Revenues	$711	$1,314
Fuel, purchased power and gas	707	1,226
Gross Margin	4	88
Operation and maintenance	17	16
Taxes other than income	2	1
Operating Income (Loss)	(15)	71
Other (Income) and Deductions	—	2
Income Tax Expense (Benefit)	(6)	27
Net Income (Loss) Attributable to DTE Energy Company	$(9)	$42
Operating revenues and Fuel, purchased power and gas were impacted by a decrease in gas prices, partially offset by an increase in volumes, primarily in Energy Trading's gas structured and gas transportation strategies in the three months ended March 31, 2015.
Gross margin decreased $84 million in the three months ended March 31, 2015. The first quarter decrease was due to a $57 million decrease in realized margins and a $27 million decrease in unrealized margins. The $57 million decrease in realized margins is due to $138 million of unfavorable results, primarily in the gas structured, and power and gas trading strategies, offset by $81 million of favorable results, primarily in the power full requirements strategy and a $17 million refund of pipeline demand charges as a result of a final FERC rate order. The $27 million decrease in unrealized margins is due to $50 million of unfavorable results, primarily in the gas structured strategy, offset by $23 million of favorable results, primarily in the gas and power trading strategies.
During the first quarter of 2015 we experienced slightly colder than normal weather conditions on average in the gas and power markets we serve, unlike the extreme weather conditions in the Midwest and Northeast we experienced in the first quarter of 2014. Consequently, this led to less favorable results in our gas asset optimization strategies due to lower gas prices as compared to 2014, partially offset by lower realized losses from our power full requirements strategy as compared to 2014.
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $138 million of unfavorable realized results in the three months ended March 31, 2015 related to gas strategies is $72 million of timing related gains and losses recognized in previous years that reversed as the underlying contracts were settled. The $72 million of timing related items is comprised of a reversal of timing losses of $51 million in the first quarter of 2014, and a reversal of timing gains of $21 million in the first quarter of 2015. Included in the $50 million of unfavorable unrealized results in the three months ended March 31, 2015 related to gas strategies is $30 million of timing related losses which will reverse in future periods, primarily in 2015 as the underlying contracts settle.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes and changes in operating rules of regional transmission organizations.

The Energy Trading portfolio includes financial instruments, physical commodity contracts and natural gas inventory, as well as contracted natural gas pipeline transportation and storage, and generation capacity positions. Energy Trading also provides natural gas, power and related services, which may include the management of associated storage and transportation contracts on the customers' behalf, and the supply or purchase of renewable energy credits to various customers. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, DTE Energy will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net loss of $25 million in the three months ended March 31, 2015 represents an increase of $8 million from the loss of $17 million in the comparable 2014 period. The increased loss was due primarily to an effective income tax rate adjustment, partially offset by lower deferred tax expense due to the impact of New York state income tax reform recorded in March 2014.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and expand the electric and natural gas utilities and to grow the non-utility businesses, retire and pay interest on long-term debt and pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2015 will be approximately $1.7 billion, or approximately $100 million lower than 2014, due primarily to decreased surcharge collections. DTE Energy anticipates base level utility capital investments, environmental, renewable and energy optimization expenditures, expenditures for non-utility businesses and contributions to equity method investments in 2015 of approximately $2.6 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating Activities:
Net income	$274	$327
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	209	280
Nuclear fuel amortization	13	5
Allowance for equity funds used during construction	(5)	(5)
Deferred income taxes	84	77
Asset (gains) losses and impairments, net	(10)	(1)
Working capital and other	182	(151)
Net cash from operating activities	747	532
Investing Activities:
Plant and equipment expenditures — utility	(366)	(399)
Plant and equipment expenditures — non-utility	(39)	(98)
Acquisition	(240)	—
Proceeds from sale of assets	13	3
Other	76	52
Net cash used for investing activities	(556)	(442)
Financing Activities:
Issuance of long-term debt, net of issuance costs	495	—
Redemption of long-term debt	(117)	(115)
Short-term borrowings, net	(398)	244
Issuance of common stock	9	—
Repurchase of common stock	—	(50)
Dividends on common stock and other	(129)	(123)
Net cash used for financing activities	(140)	(44)
Net Increase in Cash and Cash Equivalents	$51	$46
Cash from Operating Activities
A majority of DTE Energy's operating cash flow is provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital and operating costs.
Cash from operations in the three months ended March 31, 2015 increased by $215 million compared to the three months ended March 31, 2014. The operating cash flow comparison reflects an increase in cash from working capital items and increased gains on the sale of assets, partially offset by decreased net income after adjusting for non-cash and non-operating items (primarily depreciation and amortization, nuclear fuel amortization and deferred income taxes).
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.

Capital spending within the non-utility businesses is primarily for ongoing maintenance, expansion and growth. DTE Energy looks to make growth investments that meet strict criteria in terms of strategy, management skills, risks and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. DTE Energy has been disciplined in how it deploys capital and will not make investments unless they meet the criteria. For new business lines, DTE Energy initially invests based on research and analysis. DTE Energy starts with a limited investment, evaluates the results and either expands or exits the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of DTE Energy with a clear understanding of any potential impact on its credit ratings.
Net cash used for investing activities increased by $114 million in 2015 due primarily to the acquisition described in Note 4 to the Consolidated Financial Statements, "Acquisition", partially offset by decreased capital expenditures by the non-utility businesses and increased proceeds from sale of assets.
Cash used for Financing Activities
DTE Energy relies on both short-term borrowing and long-term financing as a source of funding for capital requirements not satisfied by its operations.
DTE Energy's strategy is to have a targeted debt portfolio blend of fixed and variable interest rates and maturity. DTE Energy continually evaluates its leverage target, which is currently 50% to 53%, to ensure it is consistent with the objective of a strong investment grade debt rating.
Net cash used for financing activities increased by $96 million in 2015 due primarily to a decrease in short-term borrowings, partially offset by decreased repurchases of common stock and increased issuances of long-term debt and common stock.
Outlook
DTE Energy expects cash flow from operations to increase over the long-term primarily as a result of growth from the utilities and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Non-utility growth is expected from additional investments primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments.
DTE Energy may be impacted by the timing of collection or refund of various recovery and tracking mechanisms as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. DTE Energy continues its efforts to identify opportunities to improve cash flow through working capital initiatives and maintaining flexibility in the timing and extent of long-term capital projects.
DTE Energy has approximately $170 million in long-term debt maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.9 billion of available liquidity at March 31, 2015, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity of approximately $200 million in 2015 through its employee benefit plans.
In April 2015, DTE Energy made contributions of $25 million, through contributions from DTE Electric, to its pension plans. At the discretion of management, and depending upon financial market conditions, DTE Energy may make up to $150 million of additional contributions, including up to $120 million of additional DTE Electric contributions, to its pension plans in 2015. During the first three months of 2015, DTE Energy contributed approximately $117 million of DTE Energy common stock to the DTE Energy Company Master VEBA Trust. The stock contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million. At the discretion of management, DTE Energy may make up to $80 million of additional contributions, including up to $60 million of additional DTE Electric contributions, to its other postretirement benefit plans in 2015.

Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $416 million.
DTE Energy believes it will have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet future operating cash and capital expenditure needs. However, virtually all of DTE Energy's businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
See Notes 6, 10, 11 and 12 to the Consolidated Financial Statements, "Regulatory Matters", "Long-Term Debt", "Short-Term Credit Arrangements and Borrowings" and "Commitments and Contingencies", respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements".
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative Assets or Liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits and storage assets. See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
The tables below do not include the expected earnings impact of non-derivative natural gas storage, transportation, certain power contracts and renewable energy credits which are subject to accrual accounting. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in the Registrants' reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.
The Registrants manage their MTM risk on a portfolio basis based upon the delivery period of their contracts and the individual components of the risks within each contract. Accordingly, the Registrants record and manage the energy purchase and sale obligations under their contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year).
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 8 to Consolidated Financial Statements, "Fair Value".

The following tables provide details on changes in the Registrants' MTM net asset (or liability) position for the three months ended March 31, 2015:

Total
(In millions)
MTM at January 1, 2015	$87
Reclassify to realized upon settlement	1
Changes in fair value recorded to income	(75)
Amounts recorded to unrealized income	(74)
Changes in fair value recorded in regulatory liabilities	(2)
Change in collateral held by (for) others	27
Option premiums paid (received) and other	1
MTM at March 31, 2015	$39
The table below shows the maturity of the the Registrants' MTM positions. The positions from 2018 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2015	2016	2017	2018 and Beyond	Total Fair Value
	(In millions)
Level 1	$(30)	$(8)	$(7)	$1	$(44)
Level 2	38	5	6	1	50
Level 3	(17)	—	3	2	(12)
MTM before collateral adjustments	$(9)	$(3)	$2	$4	(6)
Collateral adjustments					45
MTM at March 31, 2015					$39

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Registrants do not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales and transportation services revenue at the Gas segment. The Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Registrants are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
DTE Energy's Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage and transportation. DTE Energy manages its exposure through the use of short, medium and long-term storage and transportation contracts.
DTE Energy's Power and Industrial Projects business segment is subject to electricity and natural gas product price risk. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts.
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, coal, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options and futures contracts, within pre-determined risk parameters.
Credit Risk
Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts and record provisions for amounts considered at risk of probable loss. The Registrants believe their accrued amounts are adequate for probable loss.
Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under our tariffs, request collateral or guarantees from such customers to secure their obligations.
Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.

The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2015:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$159	$—	$159
BBB+ and BBB	260	—	260
BBB−	78	—	78
Total Investment Grade	497	—	497
Non-investment grade (b)	2	—	2
Internally Rated — investment grade (c)	267	(2)	265
Internally Rated — non-investment grade (d)	13	—	13
Total	$779	$(2)	$777
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 17% of the total gross credit exposure.

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

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 1% of the total gross credit exposure.

Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2015, DTE Energy had a floating rate debt-to-total debt ratio of approximately 0.1%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2019.
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at March 31, 2015 and 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2015 and 2014:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2015	2014	2015	2014	Change in the Fair Value of
	(In millions)
Coal contracts	$—	$2	$—	$(2)	Commodity contracts
Natural gas contracts	$(2)	$(12)	$2	$12	Commodity contracts
Electricity contracts	$(2)	$14	$2	$(14)	Commodity contracts
Oil contracts	$2	$—	$(2)	$—	Commodity contracts
Interest rate risk	$(357)	$(283)	$377	$300	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings
For more information on material legal proceedings and matters related to the Registrants, see Notes 6 and 12, to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies", respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's 2014 Annual Report on Form 10-K and Part 1, Item 1A. Risk Factors in DTE Electric's 2014 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 17, 2015, DTE Energy contributed $117 million of its common stock to the DTE Energy Company Master VEBA Trust. The contribution consisted of 1,427,835 shares valued at $81.91 per share, the closing market price of DTE Energy common stock on that date. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The common stock contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million in February 2015.
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2015:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2015 — 01/31/2015	855	$89.72	—	—	—
02/01/2015 — 02/28/2015	54,554	$81.53	—	—	—
03/01/2015 — 03/31/2015	—	$—	—	—	—
Total	55,409		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4-289	Supplemental Indenture, dated as of March 1, 2015, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2015 Series A due 2045)	X	X

10-94	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015.	X

12-61	Computation of Ratio of Earnings to Fixed Charges	X

12-62	Computation of Ratio of Earnings to Fixed Charges		X

31-97	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31-98	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31-99	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31-100	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32-97	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32-98	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32-99	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32-100	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

10-94
Form of Third Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's Form 8-K filed on April 21, 2015).
X

10-95
Form of Third Amended and Restated DTE Gas Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A., and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.02 to DTE Energy Company's Form 8-K filed on April 21, 2015).
X

10-96
Form of Third Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's and DTE Electric Company's Form 8-K filed on April 21, 2015).
		X	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date: April 24, 2015
DTE ENERGY COMPANY

	By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer

DTE ELECTRIC COMPANY

	By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer