Form 10-Q
period 2015-06-30
DTE ENERGY CO; DTE Electric Co
filed 2015-07-24
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at June 30, 2015:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,475,813

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

DEFINITIONS

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

Customer Choice	Michigan legislation giving customers the option of retail access to alternative suppliers for electricity and natural gas

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

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

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power and natural gas;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	volatility in commodity markets, deviations in weather and related risks impacting the results of DTE Energy's energy trading operations;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission or distribution facility;

•	the availability, cost, coverage and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues;

•	contract disputes, binding arbitration, litigation and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Operating Revenues	$2,268	$2,698	$5,252	$6,628

Operating Expenses
Fuel, purchased power and gas	942	1,276	2,340	3,431
Operation and maintenance	793	811	1,619	1,652
Depreciation and amortization	220	282	429	562
Taxes other than income	91	87	191	182
Asset (gains) losses and impairments, net	18	(7)	8	(8)
	2,064	2,449	4,587	5,819
Operating Income	204	249	665	809

Other (Income) and Deductions
Interest expense	115	106	225	216
Interest income	(2)	(3)	(6)	(5)
Other income	(49)	(40)	(100)	(81)
Other expenses	9	10	19	18
	73	73	138	148
Income Before Income Taxes	131	176	527	661

Income Tax Expense	26	50	148	208

Net Income	105	126	379	453

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(4)	2	(3)	3

Net Income Attributable to DTE Energy Company	$109	$124	$382	$450

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.61	$0.70	$2.13	$2.54

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.61	$0.70	$2.13	$2.54

Weighted Average Common Shares Outstanding
Basic	179	177	179	177
Diluted	179	177	179	177
Dividends Declared per Common Share	$0.69	$0.66	$1.38	$1.31

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Income	$105	$126	$379	$453

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $1, $4 and $1, respectively	3	1	6	1
Net unrealized gains on investments during the period, net of taxes of $—, $—, $— and $—, respectively	—	1	—	1
Foreign currency translation	1	1	(2)	—
Other comprehensive income	4	3	4	2

Comprehensive income	109	129	383	455
Less comprehensive income (loss) attributable to noncontrolling interests	(4)	2	(3)	3
Comprehensive income attributable to DTE Energy Company	$113	$127	$386	$452

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$230	$48
Restricted cash	21	120
Accounts receivable (less allowance for doubtful accounts of $53 and $54, respectively)
Customer	1,251	1,504
Other	113	94
Inventories
Fuel and gas	423	512
Materials and supplies	308	292
Derivative assets	89	128
Regulatory assets	12	76
Other	244	313
	2,691	3,087
Investments
Nuclear decommissioning trust funds	1,267	1,241
Other	654	628
	1,921	1,869
Property
Property, plant and equipment	27,579	26,538
Less accumulated depreciation and amortization	(10,003)	(9,718)
	17,576	16,820
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,688	3,651
Securitized regulatory assets	—	34
Intangible assets	90	102
Notes receivable	82	90
Derivative assets	36	44
Other	248	259
	6,162	6,198
Total Assets	$28,350	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$848	$973
Accrued interest	91	86
Dividends payable	255	122
Short-term borrowings	—	398
Current portion long-term debt, including capital leases	467	274
Derivative liabilities	62	77
Gas inventory equalization	56	—
Regulatory liabilities	78	153
Other	375	494
	2,232	2,577
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	8,346	7,860
Junior subordinated debentures	480	480
Capital lease obligations	9	3
	8,835	8,343
Other Liabilities
Deferred income taxes	3,914	3,776
Regulatory liabilities	638	667
Asset retirement obligations	2,157	1,962
Unamortized investment tax credit	50	41
Derivative liabilities	22	8
Accrued pension liability	1,184	1,280
Accrued postretirement liability	323	515
Nuclear decommissioning	184	182
Other	254	281
	8,726	8,712
Commitments and Contingencies (Notes 6 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,475,813 and 176,991,231 shares issued and outstanding, respectively	4,110	3,904
Retained earnings	4,580	4,578
Accumulated other comprehensive loss	(151)	(155)
Total DTE Energy Company Equity	8,539	8,327
Noncontrolling interests	18	15
Total Equity	8,557	8,342
Total Liabilities and Equity	$28,350	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Operating Activities
Net income	$379	$453
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	429	562
Nuclear fuel amortization	28	19
Allowance for equity funds used during construction	(10)	(11)
Deferred income taxes	148	196
Asset (gains) losses and impairments, net	8	(7)
Changes in assets and liabilities:
Accounts receivable, net	234	145
Inventories	73	9
Accounts payable	(119)	104
Gas inventory equalization	56	38
Accrued pension obligation	(96)	(89)
Accrued postretirement obligation	(192)	(43)
Derivative assets and liabilities	48	(59)
Regulatory assets and liabilities	89	(224)
Other current and noncurrent assets and liabilities	105	(17)
Net cash from operating activities	1,180	1,076
Investing Activities
Plant and equipment expenditures — utility	(781)	(924)
Plant and equipment expenditures — non-utility	(114)	(156)
Acquisition	(241)	—
Proceeds from sale of assets	16	31
Restricted cash for debt redemption, principally Securitization	99	13
Proceeds from sale of nuclear decommissioning trust fund assets	440	475
Investment in nuclear decommissioning trust funds	(446)	(483)
Other	(9)	(23)
Net cash used for investing activities	(1,036)	(1,067)
Financing Activities
Issuance of long-term debt, net of issuance costs	793	595
Redemption of long-term debt	(118)	(664)
Short-term borrowings, net	(398)	380
Issuance of common stock	9	—
Repurchase of common stock	—	(52)
Dividends on common stock	(246)	(232)
Other	(2)	(13)
Net cash from financing activities	38	14
Net Increase in Cash and Cash Equivalents	182	23
Cash and Cash Equivalents at Beginning of Period	48	52
Cash and Cash Equivalents at End of Period	$230	$75

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$206	$209

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income (Loss)	—	—	382	—	(3)	379
Dividends declared on common stock	—	—	(379)	—	—	(379)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to VEBA Trust	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	6	—	6
Foreign currency translation	—	—	—	(2)	—	(2)
Stock-based compensation, contributions and distributions to noncontrolling interests and other	952	80	(1)	—	6	85
Balance, June 30, 2015	179,476	$4,110	$4,580	$(151)	$18	$8,557

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$1,147	$1,281	$2,350	$2,691

Operating Expenses
Fuel and purchased power	381	400	771	898
Operation and maintenance	319	329	636	671
Depreciation and amortization	165	229	320	457
Taxes other than income	68	65	141	136
Asset (gains) losses and impairments, net	—	(1)	—	(1)
	933	1,022	1,868	2,161
Operating Income	214	259	482	530

Other (Income) and Deductions
Interest expense	67	61	130	124
Other income	(13)	(17)	(28)	(30)
Other expenses	8	8	17	15
	62	52	119	109
Income Before Income Taxes	152	207	363	421

Income Tax Expense	53	77	127	154

Net Income	$99	$130	$236	$267

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net income	$99	$130	$236	$267
Other comprehensive income (loss), net of tax:
Transfer of benefit obligations, net of taxes of $—, $—, $18 and $—, respectively	—	—	28	—
Benefit obligations, net of taxes of $—, $1, $— and $—, respectively	—	—	—	(1)
Comprehensive income	$99	$130	$264	$266

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$123	$14
Restricted cash, principally Securitization	—	96
Accounts receivable (less allowance for doubtful accounts of $27 and $29, respectively)
Customer	667	688
Affiliates	72	31
Other	38	15
Inventories
Fuel	270	269
Materials and supplies	245	231
Notes receivable
Affiliates	—	8
Other	6	8
Regulatory assets	10	46
Other	67	75
	1,498	1,481
Investments
Nuclear decommissioning trust funds	1,267	1,241
Other	34	172
	1,301	1,413
Property
Property, plant and equipment	20,718	19,805
Less accumulated depreciation and amortization	(7,485)	(7,216)
	13,233	12,589
Other Assets
Regulatory assets	2,967	2,913
Securitized regulatory assets	—	34
Intangible assets	38	37
Other	169	182
	3,174	3,166
Total Assets	$19,206	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$38	$60
Other	352	366
Accrued interest	62	58
Accrued vacation	47	48
Current portion long-term debt, including capital leases	12	118
Regulatory liabilities	61	150
Deferred income taxes	8	—
Short-term borrowings
Affiliates	54	84
Other	—	50
Other	89	103
	723	1,037
Long-Term Debt (net of current portion)
Mortgage bonds, notes and other	5,634	5,144
Capital lease obligations	9	—
	5,643	5,144
Other Liabilities
Deferred income taxes	3,325	3,188
Regulatory liabilities	237	245
Asset retirement obligations	1,986	1,796
Unamortized investment tax credit	46	36
Nuclear decommissioning	184	182
Accrued pension liability — affiliates	1,017	1,200
Accrued postretirement liability — affiliates	370	520
Other	114	105
	7,279	7,272

Commitments and Contingencies (Notes 6 and 12)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	3,786
Retained earnings	1,473	1,436
Accumulated other comprehensive income (loss)	2	(26)
	5,561	5,196
Total Liabilities and Shareholder’s Equity	$19,206	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Operating Activities
Net income	$236	$267
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	320	457
Nuclear fuel amortization	28	19
Allowance for equity funds used during construction	(10)	(11)
Deferred income taxes	127	145
Changes in assets and liabilities:
Accounts receivable, net	(43)	(14)
Inventories	(15)	(28)
Accounts payable	(28)	10
Accrued pension liability — affiliates	(183)	(83)
Accrued postretirement liability — affiliates	(150)	(28)
Regulatory assets and liabilities	38	(152)
Other current and noncurrent assets and liabilities	48	(87)
Net cash from operating activities	368	495
Investing Activities
Plant and equipment expenditures	(665)	(832)
Acquisition	(241)	—
Restricted cash for debt redemption, principally Securitization	96	12
Notes receivable from affiliate	8	200
Proceeds from sale of nuclear decommissioning trust fund assets	440	475
Investment in nuclear decommissioning trust funds	(446)	(483)
Transfer of Rabbi Trust assets to affiliate	137	—
Other	14	(15)
Net cash used for investing activities	(657)	(643)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	248
Redemption of long-term debt	(115)	(281)
Capital contribution by parent company	300	—
Short-term borrowings, net — other	(50)	275
Short-term borrowings, net — affiliate	(30)	97
Dividends on common stock	(199)	(185)
Other	(3)	(4)
Net cash from financing activities	398	150
Net Increase in Cash and Cash Equivalents	109	2
Cash and Cash Equivalents at Beginning of the Period	14	27
Cash and Cash Equivalents at End of the Period	$123	$29

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$154	$152

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	236	—	236
Dividends declared on common stock	—	—	—	(199)	—	(199)
Transfer of benefit obligations, net of tax	—	—	—	—	28	28
Capital contribution by parent company	—	—	300	—	—	300
Balance, June 30, 2015	138,632	$1,386	$2,700	$1,473	$2	$5,561

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
Certain prior year balances for the Registrants were reclassified to match current year's financial statement presentation.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2015, the carrying amount of assets and liabilities in the Registrants' Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominately related to working capital accounts and generally represent the amounts owed by or to the Registrants for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2015 and December 31, 2014. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Securitization, included in the DTE Energy table below for December 31, 2014, also relates to DTE Electric. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	June 30, 2015	December 31, 2014
	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$12	$—	$7	$7
Restricted cash	5	96	8	104
Accounts receivable	17	26	15	41
Inventories	40	—	67	67
Property, plant and equipment, net	70	—	81	81
Securitized regulatory assets	—	34	—	34
Other current and long-term assets	5	1	6	7
	$149	$157	$184	$341

LIABILITIES
Accounts payable and accrued current liabilities	$11	$3	$8	$11
Current portion long-term debt, including capital leases	9	105	10	115
Current regulatory liabilities	—	32	—	32
Mortgage bonds, notes and other	13	—	15	15
Capital lease obligations	—	—	3	3
Other current and long-term liabilities	6	9	6	15
	$39	$149	$42	$191
Amounts for DTE Energy's non-consolidated VIEs as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In millions)
Other investments	$133	$134
Notes receivable	$15	$15

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction and contract services. DTE Energy's Power & Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $20 million and $15 million of Other income for the three months ended June 30, 2015 and 2014, respectively, and approximately $39 million and $32 million of Other income for the six months ended June 30, 2015 and 2014, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2015 and 2014, reclassifications out of accumulated other comprehensive income (loss) for the Registrants were not material. Refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets", regarding the transfer of a portion of DTE Electric benefit obligations during the year. Changes in Accumulated other comprehensive income (loss) are presented in the Registrants' Consolidated Statements of Changes in Equity.
Intangible Assets
DTE Energy has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	June 30,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	48	45
Contract intangible assets	109	122
	158	168
Less accumulated amortization	57	57
Intangible assets, net	101	111
Less current intangible assets	11	9
	$90	$102
DTE Electric has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	June 30,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	48	45
	49	46
Less current intangible assets	11	9
	$38	$37
Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the businesses by the Registrants. DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 26 years.
Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate				Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2015	2014	2015	2014	2015
					(In millions)
DTE Energy	20%	28%	28%	31%	$9
DTE Electric	35%	37%	35%	37%	$4
The 8% decrease in DTE Energy's effective tax rate for the three months ended June 30, 2015 is primarily due to higher production tax credits. The 2% decrease in DTE Electric's effective tax rate for the three months ended June 30, 2015 is due to a lower domestic production activities tax benefit in 2014.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The 3% decrease in DTE Energy's effective tax rate for the six months ended June 30, 2015 is primarily due to higher production tax credits and the inclusion in 2014 of $8 million of deferred tax expense resulting from the New York state income tax reform enacted on March 31, 2014. The 2% decrease in DTE Electric's effective tax rate for the six months ended June 30, 2015 is due to a lower domestic production activities tax benefit in 2014 and higher production tax credits in 2015.
If recognized, $2 million of the unrecognized tax benefits of the Registrants would favorably impact their effective tax rates. DTE Energy believes that it is possible that there will be a decrease in the unrecognized tax benefits of up to $6 million in the next twelve months. DTE Electric does not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $49 million and $29 million at June 30, 2015 and December 31, 2014, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB deferred implementation of the revenue standard to be effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively and early adoption is permitted in the preceding year. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. It is effective for the Registrants for the first interim period within annual reporting periods beginning on or after December 15, 2015 and early adoption is permitted. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. The adoption of this ASU will not have a significant impact on the Registrants' Consolidated Statements of Financial Position.

NOTE 4 — ACQUISITION
In October 2014, DTE Electric executed an agreement to purchase a 732 MW simple-cycle natural gas facility in Carson City, Michigan from The LS Power Group. The facility will serve to meet the needs of approximately 260,000 additional households during peak demand. DTE Electric closed on the acquisition of 100% equity interest in the facility on January 21, 2015.
DTE Electric has completed its valuation analysis to arrive at the fair value of the assets acquired. The cash consideration and total purchase price of approximately $241 million was allocated based on the underlying fair value of the assets acquired, which was primarily property, plant and equipment.
The pro forma results of operations have not been presented for DTE Electric as the effects of the acquisition were not material to either Registrant's consolidated results of operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the ARO for the six months ended June 30, 2015 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2014	$1,962	$1,796
Accretion	59	54
Revision in estimated cash flows	136	136
Asset retirement obligations at June 30, 2015	$2,157	$1,986
The Revision in estimated cash flows was principally attributed to the impact of the Coal Combustion Residual Rule on our coal ash storage facility AROs. Refer to Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies", for discussion of the implications of the Coal Combustion Residual Rule.

NOTE 6 — REGULATORY MATTERS
2014 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on December 19, 2014 requesting an increase in base rates of $370 million based on a projected twelve-month period ending June 30, 2016. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, plant acquisitions, environmental compliance and reliability improvement projects. The rate filing also included projected changes in sales, working capital, operation and maintenance expenses, return on equity and capital structure. On July 1, 2015, DTE Electric self-implemented a rate increase of $230 million consisting of $190 million related to the December 19, 2014 rate request and $40 million associated with the required elimination of a credit surcharge. A final order is expected in December 2015.
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
2012 PSCR Year — In March 2013, DTE Electric filed its 2012 PSCR reconciliation that included purchased power costs related to the manual shutdown of the Fermi 2 nuclear power plant in June 2012 caused by the failure of one of the plant's two non-safety related feed-water pumps. The plant was restarted on July 30, 2012, which restored production to approximately 68% of full capacity. In September 2013, the repair to the plant was completed and production was returned to full capacity. DTE Electric was able to purchase sufficient power from MISO to continue to provide uninterrupted service to customers. On June 30, 2015, the MPSC issued an order that disallowed approximately $19 million of Fermi 2 related purchased power costs. DTE Electric recorded the impact of this disallowance in the second quarter of 2015.
Customer Settlement
In July 2014, an industrial customer of DTE Electric filed a complaint with the MPSC alleging they had been overcharged for the period of February 2008 through March 2014, and sought payment from DTE Electric of $22 million, plus interest. In July 2015, the MPSC issued an order that found the customer is entitled to a refund in the amount of $20 million, plus interest calculated at 7% per annum, until the refund is paid in full. Approximately $16 million of the refund obligation is expected to be recovered through the PSCR and other regulatory mechanisms. DTE Electric does not expect this order to have a material impact to its financial statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — EARNINGS PER SHARE
DTE Energy reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$109	$124	$382	$450
Average number of common shares outstanding	179	177	179	177
Dividends declared — common shares	$124	$116	$247	$231
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$124	$116	$248	$232
Net income less distributed earnings	$(15)	$8	$134	$218
Distributed (dividends per common share)	$0.69	$0.66	$1.38	$1.31
Undistributed	(0.08)	0.04	0.75	1.23
Total Basic Earnings per Common Share	$0.61	$0.70	$2.13	$2.54
Diluted Earnings per Share
Net income attributable to DTE Energy Company	$109	$124	$382	$450
Average number of common shares outstanding	179	177	179	177
Dividends declared — common shares	$124	$116	$247	$231
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$124	$116	$248	$232
Net income less distributed earnings	$(15)	$8	$134	$218
Distributed (dividends per common share)	$0.69	$0.66	$1.38	$1.31
Undistributed	(0.08)	0.04	0.75	1.23
Total Diluted Earnings per Common Share	$0.61	$0.70	$2.13	$2.54

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2015 and December 31, 2014. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015					December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$10	$2	$—	$—	$12	$13	$99	$—	$—	$112
Nuclear decommissioning trusts	808	459	—	—	1,267	792	449	—	—	1,241
Other investments (c)	99	50	—	—	149	100	50	—	—	150
Derivative assets:
Commodity Contracts:
Natural Gas	109	100	42	(198)	53	555	140	92	(681)	106
Electricity	—	268	44	(249)	63	—	295	47	(280)	62
Other	32	—	5	(31)	6	42	—	3	(42)	3
Other derivative contracts (d)	—	7	—	(4)	3	—	4	—	(3)	1
Total derivative assets	141	375	91	(482)	125	597	439	142	(1,006)	172
Total	$1,058	$886	$91	$(482)	$1,553	$1,502	$1,037	$142	$(1,006)	$1,675

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(140)	$(66)	$(50)	$215	$(41)	$(578)	$(78)	$(62)	$679	$(39)
Electricity	—	(264)	(41)	265	(40)	—	(290)	(52)	298	(44)
Other	(24)	(6)	(4)	33	(1)	(32)	(9)	(4)	45	—
Other derivative contracts (d)	—	(6)	—	4	(2)	—	(5)	—	3	(2)
Total derivative liabilities	(164)	(342)	(95)	517	(84)	(610)	(382)	(118)	1,025	(85)
Total	$(164)	$(342)	$(95)	$517	$(84)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$894	$544	$(4)	$35	$1,469	$892	$655	$24	$19	$1,590
Assets:
Current	$127	$319	$72	$(417)	$101	$582	$504	$109	$(955)	$240
Noncurrent (e)	931	567	19	(65)	1,452	920	533	33	(51)	1,435
Total Assets	$1,058	$886	$91	$(482)	$1,553	$1,502	$1,037	$142	$(1,006)	$1,675
Liabilities:
Current	$(129)	$(292)	$(80)	$439	$(62)	$(572)	$(357)	$(112)	$964	$(77)
Noncurrent	(35)	(50)	(15)	78	(22)	(38)	(25)	(6)	61	(8)
Total Liabilities	$(164)	$(342)	$(95)	$517	$(84)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$894	$544	$(4)	$35	$1,469	$892	$655	$24	$19	$1,590
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At June 30, 2015, available-for-sale securities of $12 million included $5 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2014, available-for-sale securities of $112 million, included $105 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Primarily includes foreign currency exchange contracts.

(e)
Includes $149 million and $150 million at June 30, 2015 and December 31, 2014, respectively, of other investments that are included in DTE Energy's Consolidated Statements of Financial Position in Other investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$2	$—	$7	$5	$99	$—	$104
Nuclear decommissioning trusts	808	459	—	1,267	792	449	—	1,241
Other investments	8	—	—	8	97	50	—	147
Derivative assets — FTRs	—	—	5	5	—	—	3	3
Total	$821	$461	$5	$1,287	$894	$598	$3	$1,495

Assets:
Current	$5	$2	$5	$12	$5	$99	$3	$107
Noncurrent	816	459	—	1,275	889	499	—	1,388
Total Assets	$821	$461	$5	$1,287	$894	$598	$3	$1,495
_______________________________________

(a)
At June 30, 2015, available-for-sale securities of $7 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2014, available-for-sale securities of $104 million included $96 million and $8 million of cash equivalents included in Restricted cash and Other investments, respectively, on DTE Electric's Consolidated Statements of Financial Position.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$—	$(7)	$(5)	$(12)	$(10)	$(34)	$1	$(43)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(5)	18	1	14	(16)	(22)	(1)	(39)
Recorded in regulatory assets/liabilities	—	—	13	13	—	—	7	7
Purchases, issuances and settlements:
Purchases	—	1	—	1	—	—	—	—
Issuances	—	—	—	—	—	(1)	—	(1)
Settlements	(3)	(9)	(8)	(20)	6	30	—	36
Net Assets (Liabilities) as of June 30	$(8)	$3	$1	$(4)	$(20)	$(27)	$7	$(40)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2015 and 2014 and reflected in Operating revenues and Fuel, purchased power and gas in DTE Energy's Consolidated Statements of Operations	$(20)	$15	$1	$(4)	$(11)	$1	$—	$(10)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$30	$(5)	$(1)	$24	$(52)	$13	$3	$(36)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(35)	24	(2)	(13)	(38)	20	(1)	(19)
Recorded in regulatory assets/liabilities	—	—	11	11	—	—	11	11
Purchases, issuances and settlements:
Purchases	—	2	—	2	—	—	—	—
Issuances	—	—	—	—	—	(2)	—	(2)
Settlements	(3)	(18)	(7)	(28)	70	(58)	(6)	6
Net Assets (Liabilities) as of June 30	$(8)	$3	$1	$(4)	$(20)	$(27)	$7	$(40)
The amount of total gains (losses) included in net income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2015 and 2014 and reflected in Operating revenues and Fuel, purchased power and gas in DTE Energy's Consolidated Statements of Operations	$(112)	$11	$(1)	$(102)	$(11)	$(19)	$—	$(30)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Assets as of beginning of period	$1	$1	$3	$3
Change in fair value recorded in regulatory assets/liabilities	13	7	11	11
Purchases, issuances and settlements:
Settlements	(9)	(1)	(9)	(7)
Net Assets as of June 30	$5	$7	$5	$7
The amount of total gains (losses) included in Regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2015 and 2014 and reflected in DTE Electric's Consolidated Statements of Financial Position	$5	$7	$5	$7
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and six months ended June 30, 2015 and 2014, and there were no transfers between Level 3 for DTE Electric during the same periods.
The following table presents the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of June 30, 2015:

	June 30, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$42	$(50)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.70	) —	$6.63	/MMBtu	$(0.17	)/MMBtu
Electricity	$44	$(41)	Discounted Cash Flow	Forward basis price (per MWh)	$(6	) —	$19	/MWh	$2	/MWh

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
Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by DTE Energy's Treasury Department which reports to DTE Energy's Vice President and Treasurer.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$34	$—	$—	$34	$41	$—	$—	$41
Dividends payable	$255	$255	$—	$—	$122	$122	$—	$—
Short-term borrowings	$—	$—	$—	$—	$398	$—	$398	$—
Long-term debt, excluding capital leases	$9,287	$486	$8,527	$915	$8,606	$489	$8,308	$706

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$6	$—	$—	$6	$12	$—	$—	$12
Notes receivable — affiliates	$—	$—	$—	$—	$8	$—	$—	$8
Short-term borrowings — affiliates	$54	$—	$—	$54	$84	$—	$—	$84
Short-term borrowings — other	$—	$—	$—	$—	50	$—	$50	$—
Long-term debt, excluding capital leases	$5,643	$—	$5,391	$666	$5,259	$—	$5,341	$496
For further fair value information on financial and derivative instruments see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an ARO on the Registrants' Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates.
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2015	December 31, 2014
	(In millions)
Fermi 2	$1,245	$1,221
Fermi 1	3	3
Low-level radioactive waste	19	17
Total	$1,267	$1,241
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Realized gains	$13	$7	$22	$16
Realized losses	$(5)	$(4)	$(12)	$(11)
Proceeds from sales of securities	$194	$204	$440	$475

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2015			December 31, 2014
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$782	$215	$(43)	$756	$204	$(39)
Debt securities	478	16	(3)	474	21	(2)
Cash and cash equivalents	7	—	—	11	—	—
	$1,267	$231	$(46)	$1,241	$225	$(41)
The debt securities at June 30, 2015 and December 31, 2014 had an average maturity of approximately 6 and 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset.
Other Securities
At June 30, 2015 and December 31, 2014, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of other comprehensive income and realized into net income for DTE Energy or DTE Electric during the three and six months ended June 30, 2015 and 2014. Gains related to trading securities held at June 30, 2015 and 2014 were $1 million and $8 million, respectively, for DTE Energy, including $1 million and $7 million, respectively, relating to DTE Electric. The trading gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2015 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following tables present the fair value of derivative instruments as of June 30, 2015 and December 31, 2014 for DTE Energy:

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$7	$(6)	$4	$(5)
Commodity Contracts:
Natural Gas	251	(256)	787	(718)
Electricity	312	(305)	342	(342)
Other	37	(34)	45	(45)
Total derivatives not designated as hedging instruments:	$607	$(601)	$1,178	$(1,110)
Total derivatives:
Current	$506	$(501)	$1,083	$(1,041)
Noncurrent	101	(100)	95	(69)
Total derivatives	$607	$(601)	$1,178	$(1,110)
The following table presents the fair value of derivative instruments as of June 30, 2015 and December 31, 2014 for DTE Electric:

	June 30, 2015	December 31, 2014
	(In millions)
FTRs — Other current assets	$5	$3
Total derivatives not designated as hedging instrument	$5	$3
Certain of DTE Energy's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, DTE Energy offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces DTE Energy's total assets and liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro rata basis to the extent there is exposure. Any cash collateral remaining, after the exposure is netted to zero, is reflected in accounts receivable and accounts payable as collateral paid or received, respectively.
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. DTE Energy had no letters of credit outstanding at June 30, 2015 and $7 million in letters of credit at December 31, 2014, which could be used to offset net derivative liabilities. Letters of credit received from third parties which could be used to offset net derivative assets were $1 million and $5 million at June 30, 2015 and December 31, 2014, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For DTE Energy, the total cash collateral posted, net of cash collateral received, was $49 million and $61 million as of June 30, 2015 and December 31, 2014, respectively. There was no cash collateral related to unrealized positions to net against derivative assets while derivative liabilities are shown net of cash collateral of $35 million and $19 million as of June 30, 2015 and December 31, 2014 respectively. DTE Energy recorded cash collateral paid of $17 million and cash collateral received of $3 million not related to unrealized derivative positions as of June 30, 2015. DTE Energy recorded cash collateral paid of $44 million and cash collateral received of $2 million not related to unrealized derivative positions as of December 31, 2014. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of derivative assets and liabilities for DTE Energy at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$251	$(198)	$53	$787	$(681)	$106
Electricity	312	(249)	63	342	(280)	62
Other	37	(31)	6	45	(42)	3
Other derivative contracts (a)	7	(4)	3	4	(3)	1
Total derivative assets	$607	$(482)	$125	$1,178	$(1,006)	$172

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(256)	$215	$(41)	$(718)	$679	$(39)
Electricity	(305)	265	(40)	(342)	298	(44)
Other	(34)	33	(1)	(45)	45	—
Other derivative contracts (a)	(6)	4	(2)	(5)	3	(2)
Total derivative liabilities	$(601)	$517	$(84)	$(1,110)	$1,025	$(85)
_______________________________________

(a)	Primarily includes foreign currency exchange contracts.
The following table presents the netting offsets of derivative assets and liabilities for DTE Energy at June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:
Total fair value of derivatives	$506	$101	$(501)	$(100)	$1,083	$95	$(1,041)	$(69)
Counterparty netting	(417)	(65)	417	65	(955)	(51)	955	51
Collateral adjustment	—	—	22	13	—	—	9	10
Total derivatives as reported	$89	$36	$(62)	$(22)	$128	$44	$(77)	$(8)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 for DTE Energy is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
Derivatives not Designated as Hedging Instruments		2015	2014	2015	2014
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$—	$3	$1	$(1)
Commodity Contracts:
Natural Gas	Operating Revenue	(4)	155	(130)	28
Natural Gas	Fuel, purchased power and gas	12	(9)	33	11
Electricity	Operating Revenue	15	(45)	46	88
Other	Operating Revenue	2	(3)	—	(4)
Total		$25	$101	$(50)	$122
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2015:

Commodity	Number of Units
Natural Gas (MMBtu)	1,077,322,071
Electricity (MWh)	27,578,796
Oil (Gallons)	25,284,000
Foreign Currency Exchange (Canadian dollars)	45,052,786
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $404 million.
As of June 30, 2015, DTE Energy had approximately $559 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $465 million. The net remaining amount of approximately $94 million is derived from the $404 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2015, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	3.70%	2045	$500
DTE Energy	June	Senior Notes (b)	3.30%	2022	300
					$800
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, for the repayment of short-term borrowings and for general corporate purposes.

(b)	Proceeds were used for general corporate purposes.
Debt Redemptions
In 2015, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.62%	2015	$105
DTE Electric	March	Mortgage Bonds	7.904%	2016	10
DTE Energy	Various	Other Long Term Debt	Various	2015	3
					$118

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total stockholders’ equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2015, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.51 to 1, 0.50 to 1, and 0.47 to 1, respectively, and are in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at June 30, 2015 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in August 2015	125	—	—	125
Unsecured revolving credit facility, expiring April 2020	1,200	400	300	1,900
	1,425	400	300	2,125
Amounts outstanding at June 30, 2015:
Letters of credit	170	—	—	170
	170	—	—	170
Net availability at June 30, 2015	$1,255	$400	$300	$1,955
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $34 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post cash collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. At June 30, 2015, a $25 million letter of credit was in place, raising the capacity under this facility to $125 million. The $25 million letter of credit is included in the table above. The amount outstanding under this agreement was $63 million and $37 million at June 30, 2015 and December 31, 2014, respectively.

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
Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides and other hazardous air pollutants. The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in January 2015. DTE Electric expects to meet its obligations under CSAPR. Portions of CSAPR are being reviewed by the Court of Appeals for the D.C. District. DTE Electric cannot predict the financial impact or outcome of that case at this time.
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested several technologies as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems to determine technological and economic feasibility. Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies were deemed feasible and their implementation will allow units that would not have been economical for FGD installations to continue operation in compliance with MATS. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. On June 29, 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. DTE Electric does not expect this decision to have a material effect on its compliance plans at this time.

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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge Power Plant that were brought by the Sierra Club. In June 2014, the EPA filed a motion requesting certification for appeal of the March 2014 summary judgment decision. In October 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. This will officially start the appellate process. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2015 and December 31, 2014, DTE Electric had $9 million and $10 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residual Rule — In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule becomes effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. Costs associated with the closure of old facilities are expected to be incurred beginning in two years and extending over a period of ten years. New facilities required to comply with the rule are expected to be built over the next three years. The cost to comply with this rule is currently estimated to be approximately $120 million. See Note 5 to the Consolidated Financial Statements, "Asset Retirement Obligations".
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of four of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases and underground storage tank locations. As of June 30, 2015 and December 31, 2014, DTE Gas had $23 million and $24 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas’s financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas’s results of operations.
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
DTE Energy received an NOV from the Allegheny County (PA) Health Department pertaining to excessive opacity readings from fugitive sources (mainly pushing emissions) in excess of its opacity standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. In February 2014, DTE Energy received from the Group Against Smog & Pollution (GASP) a 60 day Notice of Intent to sue letter under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. GASP alleged in the letter that DTE Energy's coke battery facility in Pennsylvania was in violation of visible emissions limits from charging activities, door leaks, the combustion stack and pushing operations and hydrogen sulfide emission limits on flared, mixed or combusted coke oven gas. To resolve these issues, DTE Energy agreed to a Consent Order and Agreement with Allegheny County pursuant to which DTE Energy paid a fine of $300,000 and will spend $300,000 for a supplemental environmental project to enhance particulate collection efficiency from the coke battery's quench tower. Notwithstanding the agreement reached with the County, GASP proceeded with the filing of their complaint in May 2014. DTE Energy believes that the GASP suit is without merit and filed a motion to dismiss in July 2014. In March 2015, the U.S. District Court granted DTE Energy's motion for dismissal. In April 2015, GASP filed a notice of appeal.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $45 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2015 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2015 is approximately $210 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $66 million at June 30, 2015. Payment under these guarantees is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2015, DTE Energy had approximately $49 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,900 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.
Purchase Commitments
As of June 30, 2015, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. DTE Energy estimates that these commitments will be approximately $7.8 billion from 2015 through 2051. DTE Electric estimates that these commitments will be approximately $2.4 billion from 2015 through 2033. In addition, DTE Energy and DTE Electric have made certain commitments in connection with 2015 annual capital expenditures and contributions to equity method investees that are expected to be approximately $2.6 billion and $1.9 billion, respectively.
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
Michigan Sales and Use Tax Litigation
In 2010, the Michigan Department of Treasury finalized a sales and use tax audit of DTE Electric for the period from January 2003 to September 2006. It determined that DTE Electric’s electric distribution equipment was not eligible for an industrial-processing exemption and therefore was subject to the use tax.  DTE Electric paid the tax for the period under audit and filed a claim in the Michigan Court of Claims disputing the tax determination.  DTE Electric has continued to apply the industrial-processing exemption for the years subsequent to 2006.
The Michigan Court of Claims found in favor of DTE Electric, and that determination was subsequently appealed to the Michigan Supreme Court.  In July 2015, the Michigan Supreme Court issued an opinion finding that DTE Electric was eligible for a partial industrial-processing exemption on its electric distribution equipment based on the proportion of exempt use of that equipment. The Supreme Court reversed the lower court decision in part and remanded the case to the Michigan Court of Claims.  DTE Electric cannot estimate the amount or timing of any potential tax refunds or assessments, but considers the likelihood of a material unfavorable outcome to be remote.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended June 30,	(In millions)
Service cost	$24	$22	$8	$9
Interest cost	53	52	21	22
Expected return on plan assets	(74)	(68)	(32)	(30)
Amortization of:
Net actuarial loss	52	38	11	6
Prior service cost (credit)	—	—	(32)	(36)
Net periodic benefit cost (credit)	$55	$44	$(24)	$(29)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Six Months Ended June 30,	(In millions)
Service cost	$49	$43	$17	$18
Interest cost	106	105	41	45
Expected return on plan assets	(148)	(136)	(65)	(61)
Amortization of:
Net actuarial loss	103	76	22	11
Prior service cost (credit)	—	—	(63)	(72)
Net periodic benefit cost (credit)	$110	$88	$(48)	$(59)
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended June 30,	(In millions)
Service cost	$18	$17	$6	$6
Interest cost	41	40	15	17
Expected return on plan assets	(52)	(49)	(22)	(21)
Amortization of:
Net actuarial loss	36	26	8	5
Prior service cost (credit)	1	1	(23)	(28)
Net periodic benefit cost (credit)	$44	$35	$(16)	$(21)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Six Months Ended June 30,	(In millions)
Service cost	$38	$34	$13	$13
Interest cost	81	80	31	34
Expected return on plan assets	(105)	(97)	(45)	(42)
Amortization of:
Net actuarial loss	74	53	16	8
Prior service cost (credit)	1	1	(47)	(55)
Net periodic benefit cost (credit)	$89	$71	$(32)	$(42)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During the first six months of 2015, DTE Energy made cash contributions of $100 million, through contributions from DTE Electric, to its pension plans. At the discretion of management, and depending upon financial market conditions, DTE Energy may make up to $75 million of additional contributions, including up to $45 million of additional DTE Electric contributions, to its pension plans in 2015.
During 2015, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Master VEBA Trust for funding its other postretirement benefit plans:

Date	Number of Shares	Price per Share	Amount
			(In millions)
February 17, 2015	1,427,835	$81.91	$117
			$117
The above contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million in February 2015.
During 2015, DTE Energy also made cash contributions of $24 million, through contributions from DTE Gas, to the Master VEBA Trust for its other postretirement benefit plans. At the discretion of management, DTE Energy may make up to $60 million of additional contributions, including up to $60 million of additional DTE Electric contributions, to its other postretirement benefit plans in 2015.
Plan Changes
In 2015, certain executive retirement benefit plans were amended to transfer the obligation for benefits as attributed to DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. The related plan liabilities were transferred from DTE Electric and DTE Gas to LLC. The related Rabbi Trust assets were also transferred to DTE Energy from DTE Electric.

NOTE 14 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation for DTE Energy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Stock-based compensation expense	$13	$16	$20	$50
Tax benefit	$5	$6	$8	$19
Stock-based compensation cost capitalized in property, plant and equipment	$2	$2	$3	$7
Stock Options
The following table summarizes DTE Energy's stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2014	444,278	$43.56
Exercised	(166,017)	$45.19
Forfeited or expired	(3,979)	$44.72
Options outstanding and exercisable at June 30, 2015	274,282	$42.56	$10
As of June 30, 2015, the weighted average remaining contractual life for the exercisable shares is 3.19 years. As of June 30, 2015, all options were vested.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was $7 million and $6 million, respectively. No option expense was recognized for the six months ended June 30, 2015 and 2014, respectively.
Restricted Stock Awards
The following table summarizes DTE Energy’s restricted stock awards activity for the six months ended June 30, 2015:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	416,318	$62.82
Grants	139,800	$83.56
Forfeitures	(7,008)	$74.14
Vested and issued	(151,788)	$54.56
Balance at June 30, 2015	397,322	$73.07
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
The following table summarizes DTE Energy’s performance share activity for the six months ended June 30, 2015:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,554,697	$69.32
Grants	442,096	$83.99
Forfeitures	(26,112)	$75.99
Payouts	(532,700)	$—
Balance at June 30, 2015	1,437,981	$75.78
Unrecognized Compensation Costs
As of June 30, 2015, DTE Energy had $72 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.49 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $8 million and $10 million for the three months ended June 30, 2015 and 2014, respectively while such allocation was $12 million and $29 million for the six months ended June 30, 2015 and 2014, respectively.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Inter-segment Revenues
Electric	$9	$7	$18	$14
Gas	—	2	1	4
Gas Storage and Pipelines	5	7	6	8
Power and Industrial Projects	215	176	395	382
Energy Trading	7	7	16	16
Corporate and Other	—	(1)	1	1
	$236	$198	$437	$425

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of the DTE Energy business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues
Electric	$1,148	$1,279	$2,351	$2,691
Gas	218	229	865	1,033
Gas Storage and Pipelines	57	45	114	97
Power and Industrial Projects	556	523	1,123	1,098
Energy Trading	524	819	1,235	2,133
Corporate and Other	1	1	1	1
Reconciliation and Eliminations	(236)	(198)	(437)	(425)
Total	$2,268	$2,698	$5,252	$6,628

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$99	$129	$235	$265
Gas	(7)	(4)	104	125
Gas Storage and Pipelines	25	18	52	39
Power and Industrial Projects	8	13	41	28
Energy Trading	(3)	(14)	(12)	28
Corporate and Other	(13)	(18)	(38)	(35)
Net Income Attributable to DTE Energy Company	$109	$124	$382	$450

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
Net income attributable to DTE Energy in the second quarter of 2015 was $109 million, or $0.61 per diluted share, compared to net income attributable to DTE Energy of $124 million, or $0.70 per diluted share, in the second quarter of 2014. Net income attributable to DTE Energy in the six months ended June 30, 2015 was $382 million, or $2.13 per diluted share, compared to net income attributable to DTE Energy of $450 million, or $2.54 per diluted share, in the six months ended June 30, 2014. The decrease in net income in the second quarter is primarily due to decreased earnings in the Electric and Power and Industrial Projects segments, partially offset by improved earnings in the Gas Storage and Pipelines and Energy Trading segments. The decrease in net income for the six months ended June 30, 2015 is primarily due to decreased earnings in the Electric, Gas, and Energy Trading segments, partially offset by improved earnings in the Gas Storage and Pipelines and Power and Industrial Projects segments.
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
DTE Electric's capital investments over the 2015-2019 period are estimated at $5.7 billion for base infrastructure, $1.4 billion for new generation and $400 million for environmental compliance. Over the next fifteen years, DTE Electric plans to retire a portion of its coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. DTE Electric purchased a natural gas facility in the 2015 first quarter, as described in Note 4 to the Consolidated Financial Statements, "Acquisition", and plans to acquire another natural gas facility in the third quarter of 2015. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

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
As directed by a June 2013 Presidential Memorandum, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs) from the utility sector and other sectors of the economy. Among these actions, the EPA is proposing performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The new source performance standards for new EGUs were proposed in September 2013 and the standards for existing, reconstructed and modified EGUs were proposed in June 2014. It is expected that the EPA will issue a final standard for both new and existing sources by the end of the third quarter of 2015.
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$99	$129	$235	$265
Gas	(7)	(4)	104	125
Gas Storage and Pipelines	25	18	52	39
Power and Industrial Projects	8	13	41	28
Energy Trading	(3)	(14)	(12)	28
Corporate and Other	(13)	(18)	(38)	(35)
Net Income Attributable to DTE Energy Company	$109	$124	$382	$450
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$1,148	$1,279	$2,351	$2,691
Fuel and purchased power	381	400	771	898
Gross Margin	767	879	1,580	1,793
Operation and maintenance	319	328	636	671
Depreciation and amortization	166	230	323	460
Taxes other than income	68	65	141	136
Asset (gains) and losses and impairments, net	—	(1)	—	(1)
Operating Income	214	257	480	527
Other (Income) and Deductions	62	51	119	109
Income Tax Expense	53	77	126	153
Segment Net Income Attributable to DTE Energy Company	$99	$129	$235	$265
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	—	1	1	2
DTE Electric Net Income Attributable to DTE Energy Company	$99	$130	$236	$267
See DTE Electric's Consolidated Statement of Operations for a complete view of its results.
Gross margin decreased $112 million and $213 million in the three and six months ended June 30, 2015, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Securitization bond and tax surcharge	$(84)	$(171)
Base sales, inclusive of weather effect	(15)	(25)
PSCR disallowance	(19)	(19)
Renewable energy program	1	3
Regulatory mechanisms and other	5	(1)
Decrease in Electric segment gross margin	$(112)	$(213)
Reconciliation of Electric segment gross margin to DTE Electric gross margin	(3)	(1)
Decrease in DTE Electric gross margin	$(115)	$(214)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands of MWh)
DTE Electric Sales
Residential	3,324	3,452	7,176	7,430
Commercial	4,278	4,168	8,438	8,216
Industrial	2,534	2,554	4,998	5,055
Other	62	171	147	376
	10,198	10,345	20,759	21,077
Interconnection sales (a)	1,699	479	2,645	1,097
Total DTE Electric Sales	11,897	10,824	23,404	22,174

DTE Electric Deliveries
Retail and Wholesale	10,198	10,345	20,759	21,077
Electric Customer Choice, including self generators (b)	1,230	1,237	2,486	2,504
Total DTE Electric Sales and Deliveries	11,428	11,582	23,245	23,581
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $9 million and $35 million in the three and six months ended June 30, 2015, respectively. The decrease in the second quarter was due primarily to decreased power plant generation expenses of $11 million and decreased restoration and line clearance expenses of $9 million, partially offset by $9 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014 and increased employee benefit expenses of $4 million. The decrease in the six month period was due primarily to decreased power plant generation expenses of $28 million, decreased restoration and line clearance expenses of $24 million, and decreased employee benefit expenses of $3 million, partially offset by $21 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense decreased $64 million and $137 million in the three and six months ended June 30, 2015, respectively. The decrease in the second quarter was due primarily to $77 million of decreased amortization of regulatory assets related to Securitization and $6 million associated with the TRM, partially offset by $19 million of increased expenses due to an increased depreciable base. The decrease in the six month period was due primarily to $155 million of decreased amortization of regulatory assets related to Securitization and $20 million associated with the TRM, partially offset by $38 million of increased expenses due to an increased depreciable base.
Other (income) and deductions increased $11 million and $10 million in the three and six months ended June 30, 2015, respectively. The increases were due primarily to higher interest expenses and lower investment earnings.
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
In December 2014, DTE Electric filed a rate case with the MPSC requesting an increase in base rates of $370 million based on a projected twelve month period ending June 30, 2016. In July 2015, DTE Electric self-implemented an increase in base rates of $230 million as allowed under Michigan law.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$218	$229	$865	$1,033
Cost of gas	61	69	368	508
Gross Margin	157	160	497	525
Operation and maintenance	111	115	222	225
Depreciation and amortization	26	23	51	48
Taxes other than income	17	16	36	33
Operating Income	3	6	188	219
Other (Income) Deductions	13	11	25	23
Income Tax Expense (Benefit)	(3)	(1)	59	71
Net Income (Loss) Attributable to DTE Energy Company	$(7)	$(4)	$104	$125
Gross margin decreased $3 million and $28 million in the three and six months ended June 30, 2015, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$(5)	$(23)
Midstream storage and transportation revenues	—	(12)
Infrastructure recovery mechanism	3	6
Energy optimization revenue	1	3
Other	(2)	(2)
Decrease in gross margin	$(3)	$(28)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gas Markets (in Bcf)
Gas sales	16	17	85	88
End user transportation	35	32	97	94
	51	49	182	182
Intermediate transportation	59	75	162	174
	110	124	344	356
Operation and maintenance expense decreased $4 million and $3 million in the three and six months ended June 30, 2015, respectively. The decrease in the second quarter was due primarily to decreased gas operations expenses of $5 million, decreased uncollectible expenses of $3 million, and decreased transmission expenses of $1 million, partially offset by increased employee benefits expenses of $3 million, increased corporate administrative expenses of $2 million, and increased energy optimization expenses of $1 million. The decrease in the six month period was due primarily to decreased gas operations expenses of $6 million, decreased transmission expenses of $2 million, decreased uncollectible expenses of $2 million, and decreased employee benefits expenses of $1 million, partially offset by increased corporate administrative expenses of $6 million and increased energy optimization expenses of $3 million.

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
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$57	$45	$114	$97
Operation and maintenance	13	10	25	21
Depreciation and amortization	7	9	14	16
Taxes other than income	1	1	2	2
Operating Income	36	25	73	58
Other (Income) and Deductions	(6)	(6)	(14)	(8)
Income Tax Expense	16	12	34	26
Net Income	26	19	53	40
Net Income Attributable to Noncontrolling Interests	1	1	1	1
Net Income Attributable to DTE Energy Company	$25	$18	$52	$39
Operating revenues increased $12 million and $17 million in the three and six months ended June 30, 2015, respectively. The increase was due primarily to increased volumes on the Bluestone pipeline and Susquehanna gathering systems, partially offset by decreased gas storage revenues which were higher in early 2014 due to weather favorability.
Operation and maintenance expenses increased $3 million and $4 million in the three and six months ended June 30, 2015, respectively. The increase was due primarily to increased activity on the Bluestone and Susquehanna projects and increased gas storage operations expense.
Other (income) and deductions increased $6 million in the six months ended June 30, 2015. The increase was due to increased earnings from pipeline investments. In 2014, the earnings from one pipeline investment were negatively impacted by a higher revenue deferral for depreciation collected in FERC-approved tariff rates in excess of depreciation expense.
Outlook — DTE Energy's Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. The capacity expansion of Bluestone lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York, is progressing as planned. Expansion activities in 2015 include a second compressor facility and approximately six miles of additional pipeline loop to accommodate increased shipper demand. Through Gas Storage and Pipeline's long term agreement with Southwestern Energy Production Company, DTE Energy believes Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.
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

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial and institutional customers; produce REF and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$556	$523	$1,123	$1,098
Operation and maintenance	557	528	1,118	1,104
Depreciation and amortization	20	19	40	37
Taxes other than income	4	3	9	8
Asset (gains) losses and impairments, net	18	(6)	8	(7)
Operating Loss	(43)	(21)	(52)	(44)
Other (Income) and Deductions	(17)	(8)	(34)	(21)
Income Taxes
Expense (Benefit)	(8)	(6)	(7)	(10)
Production Tax Credits	(21)	(21)	(48)	(43)
	(29)	(27)	(55)	(53)
Net Income	3	14	37	30
Net Income (Loss) Attributable to Noncontrolling Interests	(5)	1	(4)	2
Net Income Attributable to DTE Energy Company	$8	$13	$41	$28
Operating revenues increased $33 million and $25 million in the three and six months ended June 30, 2015, respectively. The increase in the second quarter was due primarily to a $44 million increase in volumes from REF projects, partially offset by $5 million of lower coal prices associated with the steel business, and a $6 million decrease primarily due to lower natural gas prices and volumes associated with on-site energy projects. The increase in the six month period was due primarily to a $44 million increase in volumes from REF projects, a $5 million increase due to higher prices and generation associated with a renewable project, and $5 million of higher prices and volume related to landfill gas projects, partially offset by $16 million of lower coal prices and lower sales associated with the steel business, and a $12 million decrease primarily due to lower natural gas prices and volumes associated with on-site energy projects.
Operation and maintenance expense increased $29 million and $14 million in the three and six months ended June 30, 2015, respectively. The increase in the second quarter was due primarily to a $44 million increase in volumes from REF projects, partially offset by $5 million of lower coal prices, $3 million of lower maintenance expenses associated with the steel business, and a $7 million decrease due primarily to lower natural gas prices and volumes associated with the on-site energy projects. The increase in the six month period was due primarily to a $45 million increase in volumes from REF projects, partially offset by $17 million of lower coal prices and lower maintenance expenses associated with the steel business, and a $12 million decrease due primarily to lower natural gas prices and volumes associated with the on-site energy projects.
Asset (gains) losses and impairments, net decreased by $24 million and $15 million in the three and six months ended June 30, 2015, respectively. The decreases were due to asset impairments resulting from contract terminations, partially offset by gains associated with the sale of landfill gas projects.
Other (income) and deductions increased by $9 million and $13 million in the three and six months ended June 30, 2015, respectively. The increases were due primarily to higher volumes of refined coal produced at REF sites with investors and higher equity earnings at various projects.
Production tax credits increased by $5 million in the six months ended June 30, 2015 primarily due to higher production volumes of refined coal that resulted in higher tax credits at REF projects.

Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at eight sites including facilities located at five third party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into a lease arrangement in one facility. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy agreed to relocate underutilized facilities to a third-party owned coal-fired power plant. The new site is expected to be operational in the fourth quarter of 2015. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$524	$819	$1,235	$2,133
Fuel, purchased power and gas	509	823	1,216	2,049
Gross Margin	15	(4)	19	84
Operation and maintenance	17	16	34	32
Taxes other than income	1	2	3	3
Operating Income (Loss)	(3)	(22)	(18)	49
Other (Income) and Deductions	2	2	2	4
Income Tax Expense (Benefit)	(2)	(10)	(8)	17
Net Income (Loss) Attributable to DTE Energy Company	$(3)	$(14)	$(12)	$28
Operating revenues and Fuel, purchased power and gas were impacted by a decrease in gas prices, partially offset by an increase in volumes, primarily in Energy Trading's gas structured and gas transportation strategies in the three and six months ended June 30, 2015.
Gross margin increased $19 million and decreased $65 million in the three and six months ended June 30, 2015, respectively. The increase in the second quarter was due to a $21 million increase in unrealized margins offset by a $2 million decrease in realized margins. The $21 million increase in unrealized margins is due to $31 million of favorable results, primarily in the gas structured strategy, offset by $10 million of unfavorable results, primarily in the gas trading strategy. The $2 million decrease in realized margins is due to $40 million of unfavorable results, primarily in the gas structured strategy, offset by $38 million of favorable results, primarily in the power and gas trading, and power full requirements strategies.
The decrease in the six month period was primarily due to a $59 million decrease in realized margins and a $6 million decrease in unrealized margins. The $59 million decrease in realized margins is due to $144 million of unfavorable results, primarily in the gas structured, and power and gas trading strategies, offset by $85 million of favorable results, primarily in the power full requirements strategy. The $6 million decrease in unrealized margins is due to $40 million of unfavorable results, primarily in the gas structured and power full requirements strategies, offset by $34 million of favorable results, primarily in the power and gas trading strategies.

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
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $40 million of unfavorable realized results in the three months ended June 30, 2015 related to gas strategies is $13 million of timing related gains and losses recognized in previous years that reversed as the underlying contracts were settled. The $13 million of timing related items is comprised of a reversal of timing losses of $7 million in the second quarter of 2014, and a reversal of timing gains of $6 million in the second quarter of 2015. Included in the $31 million of favorable unrealized results in the three months ended June 30, 2015 related to gas strategies is $5 million of timing related losses which will reverse in future periods, primarily in 2015 as the underlying contracts settle. The $5 million of timing related items is the variance of timing losses of $10 million in the second quarter of 2014, and $5 million in the second quarter of 2015.
Included in the $144 million of unfavorable realized results in the six months ended June 30, 2015 related to gas strategies is $85 million of timing related gains and losses recognized in previous years that reversed as the underlying contracts settled. The $85 million of timing related items is comprised of a reversal of timing related losses of $58 million in 2014, and a reversal of timing gains of $27 million in 2015. Included in the $40 million of unfavorable unrealized results in the six months ended June 30, 2015, related to gas strategies is $25 million of timing related losses which will reverse in future periods, primarily in 2015 as the underlying contracts settle. The $25 million of timing related items is the variance of timing losses of $10 million in 2014, and $35 million in 2015.
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
See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net loss of $13 million and $38 million in the three and six months ended June 30, 2015, respectively, represents a decrease of $5 million and an increase of $3 million, respectively, from the losses of $18 million and $35 million in the comparable 2014 periods. The decreased loss in the three month period was primarily due to an effective income tax rate adjustment, while the increased loss in the six month period was due primarily to an effective income tax rate adjustment, partially offset by lower deferred tax expense due to the impact of New York state income tax reform recorded in March 2014.

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

	Six Months Ended June 30,
	2015	2014
	(In millions)
Cash and Cash Equivalents
Cash Flow From (Used For)
Operating Activities:
Net income	$379	$453
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	429	562
Nuclear fuel amortization	28	19
Allowance for equity funds used during construction	(10)	(11)
Deferred income taxes	148	196
Asset (gains) losses and impairments, net	8	(7)
Working capital and other	198	(136)
Net cash from operating activities	1,180	1,076
Investing Activities:
Plant and equipment expenditures — utility	(781)	(924)
Plant and equipment expenditures — non-utility	(114)	(156)
Acquisition	(241)	—
Proceeds from sale of assets	16	31
Other	84	(18)
Net cash used for investing activities	(1,036)	(1,067)
Financing Activities:
Issuance of long-term debt, net of issuance costs	793	595
Redemption of long-term debt	(118)	(664)
Short-term borrowings, net	(398)	380
Issuance of common stock	9	—
Repurchase of common stock	—	(52)
Dividends on common stock and other	(248)	(245)
Net cash used for financing activities	38	14
Net Increase in Cash and Cash Equivalents	$182	$23
Cash from Operating Activities
A majority of DTE Energy's operating cash flow is provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric Customer Choice, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital and operating costs.

Cash from operations in the six months ended June 30, 2015 increased by $104 million compared to the six months ended June 30, 2014. The operating cash flow comparison reflects an increase in cash from working capital items partially offset by decreased net income after adjusting for non-cash and non-operating items (primarily depreciation and amortization, nuclear fuel amortization, deferred income taxes and asset impairments).
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured fully valued assets.
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
Net cash used for investing activities decreased by $31 million in 2015 due to decreased capital expenditures by the utility and non-utility businesses and the decrease in restricted cash for the redemption of Securitization bonds, partially offset by decreased proceeds from the sale of assets and the acquisition described in Note 4 to the Consolidated Financial Statements, "Acquisition".
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
Net cash from financing activities increased by $24 million in 2015 due primarily to increased issuances of long-term debt and common stock, decreased redemptions of long-term debt, and decreased repurchases of common stock, partially offset by decreased short-term borrowings.
Outlook
DTE Energy expects cash flow from operations to increase over the long-term primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Non-utility growth is expected from additional investments primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments.
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
DTE Energy has approximately $470 million in long-term debt maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $2.2 billion of available liquidity at June 30, 2015, consisting of cash and amounts available under unsecured revolving credit agreements.

During the first six months of 2015, DTE Energy made cash contributions of $100 million, through contributions from DTE Electric, to its pension plans. At the discretion of management, and depending upon financial market conditions, DTE Energy may make up to $75 million of additional contributions, including up to $45 million of additional DTE Electric contributions, to its pension plans in 2015.
During the first six months of 2015, DTE Energy made cash contributions of $24 million, through contributions from DTE Gas, to its other postretirement benefit plans. In February 2015, DTE Energy contributed approximately $117 million of DTE Energy common stock to the DTE Energy Company Master VEBA Trust for its other postretirement benefit plans. The stock contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million. At the discretion of management, DTE Energy may make up to $60 million of additional contributions, including up to $60 million of additional DTE Electric contributions, to its other postretirement benefit plans in 2015.
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $404 million.
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

The following tables provide details on changes in the Registrants' MTM net asset (or liability) position for the six months ended June 30, 2015:

Total
(In millions)
MTM at December 31, 2014	$87
Reclassified to realized upon settlement	(23)
Changes in fair value recorded to income	(50)
Amounts recorded to unrealized income	(73)
Changes in fair value recorded in regulatory liabilities	11
Change in collateral held by (for) others	16
MTM at June 30, 2015	$41
The table below shows the maturity of the the Registrants' MTM positions. The positions from 2018 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2015	2016	2017	2018 and Beyond	Total Fair Value
	(In millions)
Level 1	$(11)	$(6)	$(7)	$1	$(23)
Level 2	22	10	—	1	33
Level 3	(11)	(1)	—	8	(4)
MTM before collateral adjustments	$—	$3	$(7)	$10	6
Collateral adjustments					35
MTM at June 30, 2015					$41

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

The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2015:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$121	$(1)	$120
BBB+ and BBB	281	—	281
BBB−	58	—	58
Total Investment Grade	460	(1)	459
Non-investment grade (b)	1	—	1
Internally Rated — investment grade (c)	176	(1)	175
Internally Rated — non-investment grade (d)	13	(1)	12
Total	$650	$(3)	$647
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 23% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2015, DTE Energy had a floating rate debt-to-total debt ratio of approximately 0.1%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at June 30, 2015 and 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2015 and 2014:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2015	2014	2015	2014	Change in the Fair Value of
	(In millions)
Natural gas contracts	$(2)	$(21)	$2	$21	Commodity contracts
Electricity contracts	$15	$10	$(17)	$(9)	Commodity contracts
Oil contracts	$2	$—	$(2)	$—	Commodity contracts
Interest rate risk	$(372)	$(300)	$394	$317	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2015:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2015 — 04/30/2015	5,406	$76.19	—	—	—
05/01/2015 — 05/31/2015	1,849	$82.03	—	—	—
06/01/2015 — 06/30/2015	3,137	$74.60	—	—	—
Total	10,392		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.95	First Amendment, dated as of June 25, 2015, to the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (as Amended and Restated effective as of January 1, 2005).	X

12.63	Computation of Ratio of Earnings to Fixed Charges		X

31.101	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.102	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.103	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.104	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.101	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.102	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.103	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.104	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.290
Supplemental Indenture, dated as of June 15, 2015, to the Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to DTE Energy Company’s Form 8-K filed on June 17, 2015).
X

4.291	Registration Rights Agreement, dated as of June 16, 2015, among DTE Energy Company and the Initial Purchasers named therein. (Exhibit 4.2 to DTE Energy Company’s Form 8-K filed on June 17, 2015).	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date: July 24, 2015
DTE ENERGY COMPANY

	By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer

DTE ELECTRIC COMPANY

	By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer