Form 10-Q
period 2015-09-30
DTE ENERGY CO; DTE Electric Co
filed 2015-10-23
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2015

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

DTE Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
DTE Electric	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at September 30, 2015:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,475,625

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

DEFINITIONS

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs

REF	Reduced Emissions Fuel

Registrant(s)	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC

DEFINITIONS

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

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

FILING FORMAT
This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q report should be read in conjunction with the separately filed Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DTE Energy's 2014 Annual Report on Form 10-K and DTE Electric's 2014 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC, and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in and application of federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

THIS PAGE INTENTIONALLY LEFT BLANK

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Operating Revenues	$2,598	$2,595	$7,850	$9,223

Operating Expenses
Fuel, purchased power, and gas	1,053	1,119	3,393	4,550
Operation and maintenance	817	860	2,436	2,512
Depreciation and amortization	196	293	625	855
Taxes other than income	91	86	282	268
Asset (gains) losses and impairments, net	1	(2)	9	(10)
	2,158	2,356	6,745	8,175
Operating Income	440	239	1,105	1,048

Other (Income) and Deductions
Interest expense	116	107	341	323
Interest income	(4)	(2)	(10)	(7)
Other income	(55)	(55)	(155)	(136)
Other expenses	17	11	36	29
	74	61	212	209
Income Before Income Taxes	366	178	893	839

Income Tax Expense	102	21	250	229

Net Income	264	157	643	610

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(1)	1	(4)	4

Net Income Attributable to DTE Energy Company	$265	$156	$647	$606

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.47	$0.88	$3.61	$3.42

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.47	$0.88	$3.61	$3.42

Weighted Average Common Shares Outstanding
Basic	179	177	179	177
Diluted	180	177	179	177
Dividends Declared per Common Share	$0.73	$0.69	$2.11	$2.00

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Income	$264	$157	$643	$610

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $1, $6, and $2, respectively	3	2	9	3
Net unrealized gains on investments during the period, net of taxes of $—, $—, $—, and $—, respectively	—	—	—	1
Foreign currency translation	(2)	(1)	(4)	(1)
Other comprehensive income	1	1	5	3

Comprehensive income	265	158	648	613
Less comprehensive income (loss) attributable to noncontrolling interests	(1)	1	(4)	4
Comprehensive income attributable to DTE Energy Company	$266	$157	$652	$609

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$67	$48
Restricted cash	21	120
Accounts receivable (less allowance for doubtful accounts of $56 and $54, respectively)
Customer	1,242	1,504
Other	79	94
Inventories
Fuel and gas	533	512
Materials and supplies	307	292
Derivative assets	90	128
Regulatory assets	15	76
Other	346	313
	2,700	3,087
Investments
Nuclear decommissioning trust funds	1,199	1,241
Other	684	628
	1,883	1,869
Property
Property, plant, and equipment	28,014	26,538
Less accumulated depreciation and amortization	(10,147)	(9,718)
	17,867	16,820
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,719	3,651
Securitized regulatory assets	—	34
Intangible assets	89	102
Notes receivable	82	90
Derivative assets	48	44
Other	248	259
	6,204	6,198
Total Assets	$28,654	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$835	$973
Accrued interest	119	86
Dividends payable	131	122
Short-term borrowings	185	398
Current portion long-term debt, including capital leases	468	274
Derivative liabilities	56	77
Regulatory liabilities	67	153
Other	412	494
	2,273	2,577
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,368	7,860
Junior subordinated debentures	480	480
Capital lease obligations	8	3
	8,856	8,343
Other Liabilities
Deferred income taxes	4,022	3,776
Regulatory liabilities	598	667
Asset retirement obligations	2,180	1,962
Unamortized investment tax credit	50	41
Derivative liabilities	27	8
Accrued pension liability	1,120	1,280
Accrued postretirement liability	302	515
Nuclear decommissioning	174	182
Other	219	281
	8,692	8,712
Commitments and Contingencies (Notes 6 and 12)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,475,625 and 176,991,231 shares issued and outstanding, respectively	4,117	3,904
Retained earnings	4,845	4,578
Accumulated other comprehensive loss	(150)	(155)
Total DTE Energy Company Equity	8,812	8,327
Noncontrolling interests	21	15
Total Equity	8,833	8,342
Total Liabilities and Equity	$28,654	$27,974

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating Activities
Net Income	$643	$610
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	625	855
Nuclear fuel amortization	40	33
Allowance for equity funds used during construction	(16)	(16)
Deferred income taxes	251	244
Asset (gains) losses and impairments, net	9	(10)
Changes in assets and liabilities:
Accounts receivable, net	277	273
Inventories	(36)	(165)
Accounts payable	(125)	48
Accrued pension obligation	(160)	(154)
Accrued postretirement obligation	(213)	(64)
Derivative assets and liabilities	32	(56)
Regulatory assets and liabilities	35	(211)
Other current and noncurrent assets and liabilities	106	(89)
Net cash from operating activities	1,468	1,298
Investing Activities
Plant and equipment expenditures — utility	(1,239)	(1,295)
Plant and equipment expenditures — non-utility	(162)	(207)
Acquisition	(241)	—
Proceeds from sale of assets	16	36
Restricted cash for debt redemption, principally Securitization	99	62
Proceeds from sale of nuclear decommissioning trust fund assets	627	652
Investment in nuclear decommissioning trust funds	(638)	(665)
Other	(34)	(40)
Net cash used for investing activities	(1,572)	(1,457)
Financing Activities
Issuance of long-term debt, net of issuance costs	956	1,289
Redemption of long-term debt	(260)	(1,222)
Short-term borrowings, net	(213)	522
Issuance of common stock	9	—
Repurchase of common stock	—	(52)
Dividends on common stock	(370)	(348)
Other	1	(22)
Net cash from financing activities	123	167
Net Increase in Cash and Cash Equivalents	19	8
Cash and Cash Equivalents at Beginning of Period	48	52
Cash and Cash Equivalents at End of Period	$67	$60

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$185	$192

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income (Loss)	—	—	647	—	(4)	643
Dividends declared on common stock	—	—	(379)	—	—	(379)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to VEBA Trust	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	9	—	9
Foreign currency translation	—	—	—	(4)	—	(4)
Stock-based compensation, contributions, and distributions to noncontrolling interests and other	952	87	(1)	—	10	96
Balance, September 30, 2015	179,476	$4,117	$4,845	$(150)	$21	$8,833

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$1,385	$1,357	$3,735	$4,048

Operating Expenses
Fuel and purchased power	441	430	1,212	1,328
Operation and maintenance	330	351	966	1,022
Depreciation and amortization	141	238	461	695
Taxes other than income	73	66	214	202
Asset (gains) losses and impairments, net	—	—	—	(1)
	985	1,085	2,853	3,246
Operating Income	400	272	882	802

Other (Income) and Deductions
Interest expense	66	65	196	189
Other income	(14)	(15)	(42)	(45)
Other expenses	15	11	32	26
	67	61	186	170
Income Before Income Taxes	333	211	696	632

Income Tax Expense	117	75	244	229

Net Income	$216	$136	$452	$403

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Income	$216	$136	$452	$403
Other comprehensive income (loss), net of tax:
Transfer of benefit obligations, net of taxes of $—, $—, $18, and $—, respectively	—	—	28	—
Benefit obligations, net of taxes of $—, $—, $—, and $—, respectively	—	1	—	—
Comprehensive income	$216	$137	$480	$403

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$29	$14
Restricted cash, principally Securitization	—	96
Accounts receivable (less allowance for doubtful accounts of $29, for both periods)
Customer	730	688
Affiliates	69	31
Other	38	15
Inventories
Fuel	267	269
Materials and supplies	250	231
Notes receivable
Affiliates	4	8
Other	6	8
Regulatory assets	3	46
Prepaid property tax	96	44
Other	27	31
	1,519	1,481
Investments
Nuclear decommissioning trust funds	1,199	1,241
Other	34	172
	1,233	1,413
Property
Property, plant, and equipment	21,045	19,805
Less accumulated depreciation and amortization	(7,586)	(7,216)
	13,459	12,589
Other Assets
Regulatory assets	3,002	2,913
Securitized regulatory assets	—	34
Intangible assets	39	37
Other	171	182
	3,212	3,166
Total Assets	$19,423	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$41	$60
Other	360	366
Accrued interest	68	58
Current portion long-term debt, including capital leases	153	118
Regulatory liabilities	36	150
Short-term borrowings
Affiliates	68	84
Other	46	50
Other	159	151
	931	1,037
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,492	5,144
Capital lease obligations	8	—
	5,500	5,144
Other Liabilities
Deferred income taxes	3,454	3,188
Regulatory liabilities	218	245
Asset retirement obligations	2,007	1,796
Unamortized investment tax credit	45	36
Nuclear decommissioning	174	182
Accrued pension liability — affiliates	985	1,200
Accrued postretirement liability — affiliates	356	520
Other	74	105
	7,313	7,272

Commitments and Contingencies (Notes 6 and 12)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	3,786
Retained earnings	1,591	1,436
Accumulated other comprehensive income (loss)	2	(26)
	5,679	5,196
Total Liabilities and Shareholder’s Equity	$19,423	$18,649

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Operating Activities
Net Income	$452	$403
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	461	695
Nuclear fuel amortization	40	33
Allowance for equity funds used during construction	(15)	(16)
Deferred income taxes	269	199
Changes in assets and liabilities:
Accounts receivable, net	(103)	36
Inventories	(17)	(38)
Accounts payable	3	7
Accrued pension liability — affiliates	(215)	(122)
Accrued postretirement liability — affiliates	(164)	(42)
Regulatory assets and liabilities	(12)	(163)
Other current and noncurrent assets and liabilities	9	(113)
Net cash from operating activities	708	879
Investing Activities
Plant and equipment expenditures	(1,045)	(1,143)
Acquisition	(241)	—
Restricted cash for debt redemption, principally Securitization	96	60
Notes receivable from affiliate	4	164
Proceeds from sale of nuclear decommissioning trust fund assets	627	652
Investment in nuclear decommissioning trust funds	(638)	(665)
Transfer of Rabbi Trust assets to affiliate	137	—
Other	9	(16)
Net cash used for investing activities	(1,051)	(948)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	942
Redemption of long-term debt	(115)	(837)
Capital contribution by parent company	300	—
Short-term borrowings, net — other	(4)	254
Short-term borrowings, net — affiliate	(16)	(2)
Dividends on common stock	(297)	(277)
Other	(5)	(10)
Net cash from financing activities	358	70
Net Increase in Cash and Cash Equivalents	15	1
Cash and Cash Equivalents at Beginning of the Period	14	27
Cash and Cash Equivalents at End of the Period	$29	$28

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$134	$139

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	452	—	452
Dividends declared on common stock	—	—	—	(297)	—	(297)
Transfer of benefit obligations, net of tax	—	—	—	—	28	28
Capital contribution by parent company	—	—	300	—	—	300
Balance, September 30, 2015	138,632	$1,386	$2,700	$1,591	$2	$5,679

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions	DTE Energy and DTE Electric
Note 5	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 6	Regulatory Matters	DTE Energy and DTE Electric
Note 7	Earnings per Share	DTE Energy
Note 8	Fair Value	DTE Energy and DTE Electric
Note 9	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 10	Long-Term Debt	DTE Energy and DTE Electric
Note 11	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 12	Commitments and Contingencies	DTE Energy and DTE Electric
Note 13	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 14	Stock-Based Compensation	DTE Energy and DTE Electric
Note 15	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.1 million customers in southeastern Michigan;

•
DTE Gas is a natural gas utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses involved in 1) natural gas pipelines, gathering, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and the CFTC.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the DTE Energy 2014 Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in the DTE Electric 2014 Annual Report on Form 10-K.
The accompanying Consolidated Financial Statements of the Registrants are prepared using accounting principles generally accepted in the United States of America. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Registrants' estimates.

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2015, the carrying amount of assets and liabilities in the Registrants' Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominately related to working capital accounts and generally represent the amounts owed by or to the Registrants for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
In 2001, DTE Electric financed a regulatory asset related to Fermi 2 and certain other regulatory assets through the sale of rate reduction bonds by a wholly-owned special purpose entity, Securitization. DTE Electric performed servicing activities including billing and collecting surcharge revenue for Securitization. The remaining amounts due on the rate reduction bonds were paid in March 2015. The associated regulatory assets were fully amortized by March 31, 2015. Securitization has an over-recovery of funds. DTE Electric began to return the funds to customers in September 2015. Remaining funds are expected to be returned to customers during the fourth quarter of 2015. Subsequent to the pay-down of the bonds, Securitization is no longer a VIE but continues to be consolidated by the Registrants as a voting interest entity.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment and amounts which it has guaranteed.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2015 and December 31, 2014. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Securitization, included in the DTE Energy table below for December 31, 2014, also relates to DTE Electric. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	September 30, 2015	December 31, 2014
	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$12	$—	$7	$7
Restricted cash	6	96	8	104
Accounts receivable	14	26	15	41
Inventories	43	—	67	67
Property, plant, and equipment, net	70	—	81	81
Securitized regulatory assets	—	34	—	34
Other current and long-term assets	4	1	6	7
	$149	$157	$184	$341

LIABILITIES
Accounts payable and accrued current liabilities	$11	$3	$8	$11
Current portion long-term debt, including capital leases	9	105	10	115
Current regulatory liabilities	—	32	—	32
Mortgage bonds, notes, and other	11	—	15	15
Capital lease obligations	—	—	3	3
Other current and long-term liabilities	6	9	6	15
	$37	$149	$42	$191
Amounts for DTE Energy's non-consolidated VIEs as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In millions)
Other investments	$138	$134
Notes receivable	$15	$15

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction, and contract services. DTE Energy's Power & Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power & Industrial Projects recognized approximately $24 million and $25 million of Other income for the three months ended September 30, 2015 and 2014, respectively, and approximately $64 million and $57 million of Other income for the nine months ended September 30, 2015 and 2014, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2015 and 2014, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Refer to Note 13 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets", regarding the transfer of a portion of DTE Electric benefit obligations during the year. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.
Intangible Assets
DTE Energy has certain intangible assets relating to emission allowances, renewable energy credits and non-utility contracts as shown below:

	September 30,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	49	45
Contract intangible assets	109	122
	159	168
Less accumulated amortization	59	57
Intangible assets, net	100	111
Less current intangible assets	11	9
	$89	$102
DTE Electric has certain intangible assets relating to emission allowances and renewable energy credits as shown below:

	September 30,	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	49	45
	50	46
Less current intangible assets	11	9
	$39	$37
Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the businesses by the Registrants. DTE Energy amortizes contract intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 26 years.
Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate				Unrecognized Tax Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2015	2014	2015	2014	2015
					(In millions)
DTE Energy	28%	12%	28%	27%	$3
DTE Electric	35%	36%	35%	36%	$4
The increase in DTE Energy's effective tax rate for the three months ended September 30, 2015 is primarily due to higher annual forecasted production tax credits in 2014 as compared to 2015.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The increase in DTE Energy's effective tax rate for the nine months ended September 30, 2015 is primarily due to lower production tax credits partially offset by the inclusion in 2014 of $8 million of deferred tax expense resulting from the New York state income tax reform enacted on March 31, 2014.
The decrease in DTE Electric's effective tax rate for the three and nine months ended September 30, 2015 is due primarily to higher production tax credits in 2015.
If recognized, $2 million of the unrecognized tax benefits of the Registrants would favorably impact their effective tax rates. During the 2015 third quarter, there was a decrease of $6 million of unrecognized tax benefits at DTE Energy due to the expiration of statute of limitations. The $6 million decrease did not impact tax expense because the unrecognized tax benefit was offset by a net operating loss. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $68 million and $29 million at September 30, 2015 and December 31, 2014, respectively.

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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It is to be applied prospectively and early adoption is permitted. The ASU will not have a significant impact on the Registrants' Consolidated Statements of Financial Position.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — ACQUISITIONS
On January 21, 2015, DTE Electric closed on an acquisition of a 732 MW simple-cycle natural gas facility in Carson City, Michigan from The LS Power Group. The facility will serve to meet customer needs during periods of peak demand. DTE Electric has completed its valuation analysis to arrive at the fair value of the assets acquired. The cash consideration and total purchase price of approximately $241 million was allocated based on the underlying fair value of the assets acquired, which was primarily Property, plant, and equipment. The pro forma results of operations have not been presented for DTE Electric as the effects of the acquisition were not material to either Registrant's Consolidated Statements of Operations.
On October 1, 2015, DTE Electric closed on an acquisition of a 350 MW simple-cycle natural gas facility in East China Township, Michigan from a non-utility affiliate of DTE Energy. The facility will serve to meet customer needs during periods of peak demand. DTE Electric has completed its purchase accounting. The cash consideration and total purchase price of approximately $69 million was based on the net book value of the assets acquired, which was primarily Property, plant, and equipment. The pro forma results of operations have not been presented for DTE Electric as the effects of the acquisition were not material to its Consolidated Statements of Operations.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS
A reconciliation of the ARO for the nine months ended September 30, 2015 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2014	$1,962	$1,796
Accretion	90	83
Revision in estimated cash flows	128	128
Asset retirement obligations at September 30, 2015	$2,180	$2,007
The Revision in estimated cash flows was principally attributed to the impact of the Coal Combustion Residual Rule on DTE Electric's coal ash storage facility AROs. Refer to Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies", for discussion of the implications of the Coal Combustion Residual Rule.

NOTE 6 — REGULATORY MATTERS
2014 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on December 19, 2014 requesting an increase in base rates of $370 million based on a projected twelve-month period ending June 30, 2016. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, plant acquisitions, environmental compliance, and reliability improvement projects. The rate filing also included projected changes in sales, working capital, operation and maintenance expenses, return on equity, and capital structure. On July 1, 2015, DTE Electric realized a rate increase of $230 million consisting of $190 million of self-implemented base rate increase related to the December 19, 2014 rate request and $40 million associated with the required elimination of a credit surcharge. A final order in this rate case is expected in December 2015.
Customer Settlement
In July 2014, an industrial customer of DTE Electric filed a complaint with the MPSC alleging they had been overcharged for the period of February 2008 through March 2014, and sought payment from DTE Electric of $22 million, plus interest. In July 2015, the MPSC issued an order that found the customer is entitled to a refund in the amount of $20 million, plus interest calculated at 7% per annum, until the refund is paid in full. In July 2015, DTE Electric issued a customer refund of $25 million, inclusive of interest. Approximately $16 million of the refund obligation is expected to be recovered through the PSCR and other regulatory mechanisms. DTE Electric does not expect this order to have a material impact to its Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — EARNINGS PER SHARE
DTE Energy reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$265	$156	$647	$606
Average number of common shares outstanding	179	177	179	177
Dividends declared — common shares	$131	$122	$378	$353
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$131	$122	$379	$354
Net Income less distributed earnings	$134	$34	$268	$252
Distributed (dividends per common share)	$0.73	$0.69	$2.11	$2.00
Undistributed	0.74	0.19	1.50	1.42
Total Basic Earnings per Common Share	$1.47	$0.88	$3.61	$3.42
Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$265	$156	$647	$606
Average number of common shares outstanding	180	177	179	177
Dividends declared — common shares	$131	$122	$378	$353
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$131	$122	$379	$354
Net Income less distributed earnings	$134	$34	$268	$252
Distributed (dividends per common share)	$0.73	$0.69	$2.11	$2.00
Undistributed	0.74	0.19	1.50	1.42
Total Diluted Earnings per Common Share	$1.47	$0.88	$3.61	$3.42

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2015 and December 31, 2014. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015					December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$11	$3	$—	$—	$14	$13	$99	$—	$—	$112
Nuclear decommissioning trusts	742	457	—	—	1,199	792	449	—	—	1,241
Other investments (c)	127	18	—	—	145	100	50	—	—	150
Derivative assets:
Commodity Contracts:
Natural Gas	162	87	54	(244)	59	555	140	92	(681)	106
Electricity	—	204	47	(179)	72	—	295	47	(280)	62
Other	17	—	5	(17)	5	42	—	3	(42)	3
Other derivative contracts (d)	—	10	—	(8)	2	—	4	—	(3)	1
Total derivative assets	179	301	106	(448)	138	597	439	142	(1,006)	172
Total	$1,059	$779	$106	$(448)	$1,496	$1,502	$1,037	$142	$(1,006)	$1,675

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(195)	$(49)	$(33)	$249	$(28)	$(578)	$(78)	$(62)	$679	$(39)
Electricity	—	(200)	(44)	190	(54)	—	(290)	(52)	298	(44)
Other	(13)	(4)	(6)	22	(1)	(32)	(9)	(4)	45	—
Other derivative contracts (d)	—	(7)	—	7	—	—	(5)	—	3	(2)
Total derivative liabilities	(208)	(260)	(83)	468	(83)	(610)	(382)	(118)	1,025	(85)
Total	$(208)	$(260)	$(83)	$468	$(83)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$851	$519	$23	$20	$1,413	$892	$655	$24	$19	$1,590
Assets:
Current	$159	$225	$78	$(358)	$104	$582	$504	$109	$(955)	$240
Noncurrent (e)	900	554	28	(90)	1,392	920	533	33	(51)	1,435
Total Assets	$1,059	$779	$106	$(448)	$1,496	$1,502	$1,037	$142	$(1,006)	$1,675
Liabilities:
Current	$(160)	$(198)	$(61)	$363	$(56)	$(572)	$(357)	$(112)	$964	$(77)
Noncurrent	(48)	(62)	(22)	105	(27)	(38)	(25)	(6)	61	(8)
Total Liabilities	$(208)	$(260)	$(83)	$468	$(83)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$851	$519	$23	$20	$1,413	$892	$655	$24	$19	$1,590
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At September 30, 2015, available-for-sale securities of $14 million included $6 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2014, available-for-sale securities of $112 million, included $105 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Primarily includes foreign currency exchange contracts.

(e)
Includes $145 million and $150 million at September 30, 2015 and December 31, 2014, respectively, of other investments that are included in DTE Energy's Consolidated Statements of Financial Position in Other investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$3	$—	$8	$5	$99	$—	$104
Nuclear decommissioning trusts	742	457	—	1,199	792	449	—	1,241
Other investments	7	—	—	7	97	50	—	147
Derivative assets — FTRs	—	—	5	5	—	—	3	3
Total	$754	$460	$5	$1,219	$894	$598	$3	$1,495

Assets:
Current	$5	$3	$5	$13	$5	$99	$3	$107
Noncurrent	749	457	—	1,206	889	499	—	1,388
Total Assets	$754	$460	$5	$1,219	$894	$598	$3	$1,495
_______________________________________

(a)
At September 30, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2014, available-for-sale securities of $104 million included $96 million and $8 million of cash equivalents included in Restricted cash and Other investments, respectively, on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivative Assets and Liabilities
Derivative assets and liabilities are comprised of physical and financial derivative contracts, including futures, forwards, options, and swaps that are both exchange-traded and over-the-counter traded contracts. Various inputs are used to value derivatives depending on the type of contract and availability of market data. Exchange-traded derivative contracts are valued using quoted prices in active markets. The Registrants consider the following criteria in determining whether a market is considered active: frequency in which pricing information is updated, variability in pricing between sources or over time, and the availability of public information. Other derivative contracts are valued based upon a variety of inputs including commodity market prices, broker quotes, interest rates, credit ratings, default rates, market-based seasonality, and basis differential factors. The Registrants monitor the prices that are supplied by brokers and pricing services and may use a supplemental price source or change the primary price source of an index if prices become unavailable or another price source is determined to be more representative of fair value. The Registrants have obtained an understanding of how these prices are derived. Additionally, the Registrants selectively corroborate the fair value of their transactions by comparison of market-based price sources. Mathematical valuation models are used for derivatives for which external market data is not readily observable, such as contracts which extend beyond the actively traded reporting period. The Registrants have established a Risk Management Committee whose responsibilities include directly or indirectly ensuring all valuation methods are applied in accordance with predefined policies. The development and maintenance of the Registrants' forward price curves has been assigned to DTE Energy's Risk Management Department, which is separate and distinct from the trading functions within DTE Energy.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(8)	$3	$1	$(4)	$(20)	$(27)	$7	$(40)
Transfers into Level 3 from Level 2	—	—	—	—	1	—	—	1
Transfers from Level 3 into Level 2	—	—	—	—	(4)	—	—	(4)
Total gains (losses):
Included in earnings	24	18	(3)	39	(2)	13	(1)	10
Recorded in regulatory assets/liabilities	—	—	3	3	—	—	(3)	(3)
Purchases, issuances, and settlements:
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	5	(18)	(2)	(15)	(3)	(3)	—	(6)
Net Assets (Liabilities) as of September 30	$21	$3	$(1)	$23	$(28)	$(17)	$3	$(42)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2015 and 2014 and reflected in Operating revenues and Fuel, purchased power and gas in DTE Energy's Consolidated Statements of Operations	$18	$(3)	$(3)	$12	$(7)	$14	$(1)	$6

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$30	$(5)	$(1)	$24	$(52)	$13	$3	$(36)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	2	—	—	2
Total gains (losses):
Included in earnings	(11)	42	(5)	26	(45)	26	(2)	(21)
Recorded in regulatory assets/liabilities	—	—	14	14	—	—	9	9
Purchases, issuances, and settlements:
Purchases	—	2	—	2	—	1	—	1
Issuances	—	—	—	—	—	(2)	—	(2)
Settlements	2	(36)	(9)	(43)	67	(55)	(7)	5
Net Assets (Liabilities) as of September 30	$21	$3	$(1)	$23	$(28)	$(17)	$3	$(42)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2015 and 2014 and reflected in Operating revenues and Fuel, purchased power and gas in DTE Energy's Consolidated Statements of Operations	$(94)	$8	$(4)	$(90)	$(23)	$(6)	$(1)	$(30)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Assets as of beginning of period	$5	$7	$3	$3
Change in fair value recorded in regulatory assets/liabilities	3	(3)	14	9
Purchases, issuances, and settlements:
Settlements	(3)	—	(12)	(8)
Net Assets as of September 30	$5	$4	$5	$4
The amount of total gains (losses) included in Regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2015 and 2014 and reflected in DTE Electric's Consolidated Statements of Financial Position	$1	$(1)	$5	$4
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and nine months ended September 30, 2015 and 2014, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following table presents the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of September 30, 2015:

	September 30, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$54	$(33)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.73	) —	$6.57	/MMBtu	$(0.11	)/MMBtu
Electricity	$47	$(44)	Discounted Cash Flow	Forward basis price (per MWh)	$(8	) —	$15	/MWh	$1	/MWh

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
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$34	$—	$—	$34	$41	$—	$—	$41
Dividends payable	$131	$131	$—	$—	$122	$122	$—	$—
Short-term borrowings	$185	$—	$185	$—	$398	$—	$398	$—
Long-term debt, excluding capital leases	$9,310	$480	$8,289	$1,186	$8,606	$489	$8,308	$706

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$6	$—	$—	$6	$12	$—	$—	$12
Notes receivable — affiliates	$4	$—	$—	$4	$8	$—	$—	$8
Short-term borrowings — affiliates	$68	$—	$—	$68	$84	$—	$—	$84
Short-term borrowings — other	$46	$—	$46	$—	50	$—	$50	$—
Long-term debt, excluding capital leases	$5,644	$—	$5,496	$562	$5,259	$—	$5,341	$496
For further fair value information on financial and derivative instruments see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of their operating licenses. This obligation is reflected as an ARO on the Registrants' Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 5 to the Consolidated Financial Statements, "Asset Retirement Obligations".
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2015	December 31, 2014
	(In millions)
Fermi 2	$1,175	$1,221
Fermi 1	3	3
Low-level radioactive waste	21	17
Total	$1,199	$1,241
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Realized gains	$8	$8	$30	$24
Realized losses	$(10)	$(3)	$(23)	$(14)
Proceeds from sales of securities	$187	$177	$627	$652

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2015			December 31, 2014
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$708	$169	$(74)	$756	$204	$(39)
Debt securities	484	18	(2)	474	21	(2)
Cash and cash equivalents	7	—	—	11	—	—
	$1,199	$187	$(76)	$1,241	$225	$(41)
The debt securities at September 30, 2015 and December 31, 2014 had an average maturity of approximately 6 and 7 years, respectively. Securities held in the nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset.
Other Securities
At September 30, 2015 and December 31, 2014, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income and realized into Net Income for DTE Energy or DTE Electric during the three and nine months ended September 30, 2015 and 2014. Losses related to trading securities held at September 30, 2015 were $2 million and gains related to trading securities held at September 30, 2014 were $9 million, respectively, for DTE Energy, including $2 million of losses and $8 million of gains, respectively, relating to DTE Electric. The trading gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

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
The Registrants’ primary market risk exposure is associated with commodity prices, credit, and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil, certain coal forwards, futures, options, and swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and natural gas storage assets.
DTE Electric — DTE Electric generates, purchases, distributes, and sells electricity. DTE Electric uses forward energy contracts to manage changes in the price of electricity and fuel. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. Other derivative contracts are MTM and recoverable through the PSCR mechanism when settled. This results in the deferral of unrealized gains and losses as Regulatory assets or liabilities until realized.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas, and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2018. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
Gas Storage and Pipelines — This segment is primarily engaged in services related to the transportation and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
Power and Industrial Projects — This segment manages and operates energy and pulverized coal projects, coke batteries, reduced emissions fuel projects, landfill gas recovery, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.
Energy Trading — Commodity Price Risk — Energy Trading markets and trades electricity, natural gas physical products, and energy financial instruments, and provides energy and asset management services utilizing energy commodity derivative instruments. Forwards, futures, options, and swap agreements are used to manage exposure to the risk of market price and volume fluctuations in its operations. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.
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
Corporate and Other — Interest Rate Risk — DTE Energy may use interest rate swaps, treasury locks, and other derivatives to hedge the risk associated with interest rate market volatility.
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2015 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
Derivative Activities
DTE Energy manages its MTM risk on a portfolio basis based upon the delivery period of its contracts and the individual components of the risks within each contract. Accordingly, it records and manages the energy purchase and sale obligations under its contracts in separate components based on the commodity (e.g. electricity or natural gas), the product (e.g. electricity for delivery during peak or off-peak hours), the delivery location (e.g. by region), the risk profile (e.g. forward or option), and the delivery period (e.g. by month and year). The following describes the categories of activities represented by their operating characteristics and key risks:

•
Asset Optimization — Represents derivative activity associated with assets owned and contracted by DTE Energy, including forward natural gas purchases and sales, natural gas transportation, and storage capacity. Changes in the value of derivatives in this category typically economically offset changes in the value of underlying non-derivative positions, which do not qualify for fair value accounting. The difference in accounting treatment of derivatives in this category and the underlying non-derivative positions can result in significant earnings volatility.

•
Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end users, utilities, retail aggregators, and alternative energy suppliers.

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

The following table presents the fair value of derivative instruments as of September 30, 2015 and December 31, 2014 for DTE Energy:

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$10	$(7)	$4	$(5)
Commodity Contracts:
Natural Gas	303	(277)	787	(718)
Electricity	251	(244)	342	(342)
Other	22	(23)	45	(45)
Total derivatives not designated as hedging instruments:	$586	$(551)	$1,178	$(1,110)
Total derivatives:
Current	$448	$(419)	$1,083	$(1,041)
Noncurrent	138	(132)	95	(69)
Total derivatives	$586	$(551)	$1,178	$(1,110)
The following table presents the fair value of derivative instruments as of September 30, 2015 and December 31, 2014 for DTE Electric:

	September 30, 2015	December 31, 2014
	(In millions)
FTRs — Other current assets	$5	$3
Total derivatives not designated as hedging instrument	$5	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net derivative assets and liabilities as well as accounts receivable and payable. DTE Energy had no letters of credit outstanding at September 30, 2015 and $7 million in letters of credit at December 31, 2014, which could be used to offset net derivative liabilities. Letters of credit received from third parties which could be used to offset net derivative assets were $1 million and $5 million at September 30, 2015 and December 31, 2014, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For DTE Energy, the total cash collateral posted, net of cash collateral received, was $27 million and $61 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, derivative assets and derivative liabilities are shown net of cash collateral of $1 million and $21 million, respectively. As of December 31, 2014, there was no cash collateral related to unrealized positions to net against derivative assets while derivative liabilities are shown net of cash collateral of $19 million. DTE Energy recorded cash collateral paid of $8 million and cash collateral received of $1 million not related to unrealized derivative positions as of September 30, 2015. DTE Energy recorded cash collateral paid of $44 million and cash collateral received of $2 million not related to unrealized derivative positions as of December 31, 2014. These amounts are included in accounts receivable and accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of derivative assets and liabilities for DTE Energy at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$303	$(244)	$59	$787	$(681)	$106
Electricity	251	(179)	72	342	(280)	62
Other	22	(17)	5	45	(42)	3
Other derivative contracts (a)	10	(8)	2	4	(3)	1
Total derivative assets	$586	$(448)	$138	$1,178	$(1,006)	$172

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(277)	$249	$(28)	$(718)	$679	$(39)
Electricity	(244)	190	(54)	(342)	298	(44)
Other	(23)	22	(1)	(45)	45	—
Other derivative contracts (a)	(7)	7	—	(5)	3	(2)
Total derivative liabilities	$(551)	$468	$(83)	$(1,110)	$1,025	$(85)
_______________________________________

(a)	Primarily includes foreign currency exchange contracts.
The following table presents the netting offsets of derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$448	$138	$(419)	$(132)	$1,083	$95	$(1,041)	$(69)
Counterparty netting	(358)	(89)	358	89	(955)	(51)	955	51
Collateral adjustment	—	(1)	5	16	—	—	9	10
Total derivatives as reported	$90	$48	$(56)	$(27)	$128	$44	$(77)	$(8)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 for DTE Energy is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2015	2014	2015	2014
		(In millions)
Foreign currency exchange contracts	Operating Revenue	$1	$(1)	$2	$(2)
Commodity Contracts:
Natural Gas	Operating Revenue	55	(38)	(75)	(10)
Natural Gas	Fuel, purchased power, and gas	(24)	12	9	23
Electricity	Operating Revenue	14	12	60	100
Other	Operating Revenue	(4)	(1)	(4)	(5)
Total		$42	$(16)	$(8)	$106
Revenues and energy costs related to trading contracts are presented on a net basis in DTE Energy's Consolidated Statements of Operations. Commodity derivatives used for trading purposes, and financial non-trading commodity derivatives, are accounted for using the MTM method with unrealized and realized gains and losses recorded in Operating revenues. Non-trading physical commodity sale and purchase derivative contracts are generally accounted for using the MTM method with unrealized and realized gains and losses for sales recorded in Operating revenue and purchases recorded in Fuel, purchased power, and gas.
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2015:

Commodity	Number of Units
Natural Gas (MMBtu)	1,083,436,935
Electricity (MWh)	22,421,752
Oil (Gallons)	23,520,000
Foreign Currency Exchange (Canadian dollars)	42,420,220
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $420 million.
As of September 30, 2015, DTE Energy had approximately $516 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $430 million. The net remaining amount of approximately $85 million is derived from the $420 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — LONG-TERM DEBT
Debt Issuances
In 2015, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	3.70%	2045	$500
DTE Energy	June	Senior Notes (b)	3.30%	2022	300
DTE Gas	August	Mortgage Bonds (c)	3.35%	2027	40
DTE Gas	August	Mortgage Bonds (c)	4.21%	2045	125
					$965
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, for the repayment of short-term borrowings, and for general corporate purposes.

(b)	Proceeds were used for general corporate purposes.

(c)	Proceeds were used for the redemption of long-term debt and for general corporate purposes.
Debt Redemptions
In 2015, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.62%	2015	$105
DTE Electric	March	Mortgage Bonds	7.904%	2016	10
DTE Gas	September	Senior Notes	5.94%	2015	140
DTE Energy	Various	Other Long Term Debt	Various	2015	5
					$260

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
In August 2015, the DTE Energy unsecured letter of credit facility expired. In September 2015, DTE Energy entered into a new, $70 million, two year unsecured letter of credit facility. The facility has the same financial covenants as DTE Energy's unsecured revolving credit facilities.
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth”, which is equal to consolidated total stockholders’ equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2015, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.50 to 1, 0.50 to 1, and 0.48 to 1, respectively, and are in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at September 30, 2015 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2020	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at September 30, 2015:
Commercial paper issuances	11	46	128	185
Letters of credit	185	—	—	185
	196	46	128	370
Net availability at September 30, 2015	$1,174	$354	$172	$1,700
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $20 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post cash collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount. At September 30, 2015, a $25 million letter of credit was in place, raising the capacity under this facility to $125 million. The $25 million letter of credit is included in the table above. The amount outstanding under this agreement was $70 million and $37 million at September 30, 2015 and December 31, 2014, respectively.

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
The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in January 2015. DTE Electric expects to meet its obligations under CSAPR. However, portions of CSAPR are being reviewed by the Court of Appeals for the D.C. District and any financial impact related to this review cannot be predicted at this time.
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule requires reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric has requested and been granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested several technologies as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems to determine technological and economic feasibility. Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies were deemed feasible and their implementation will allow units that would not have been economical for FGD installations to continue operation in compliance with MATS. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. DTE Electric does not expect this decision to have a material effect on its compliance plans at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized on October 1, 2015. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge Power Plant that were brought by the Sierra Club. In June 2014, the EPA filed a motion requesting certification for appeal of the March 2014 summary judgment decision. In October 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal are scheduled for December 2015.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.2 billion through 2014. DTE Electric estimates making capital expenditures of approximately $100 million in 2015 and approximately $50 million of additional capital expenditures in 2016 based on current regulations.
Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule was issued in May 2014. The final rule specifies a time period exceeding three years to complete studies to determine the type of technology needed to reduce impacts to fish. Final compliance for the installation of any required technology will be determined by each state on a case by case basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In April 2013, the EPA proposed revised steam electric effluent guidelines regulating wastewater streams from coal-fired power plants including multiple possible options for compliance. The rules were finalized on September 30, 2015 and are expected to be effective by the end of 2015. It is not possible at this time to quantify the impacts of the final rules.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2015 and December 31, 2014, DTE Electric had $9 million and $10 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residual Rule — In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule becomes effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks. Costs associated with the building of new facilities over the next seven years are estimated to be approximately $190 million. See Note 5 to the Consolidated Financial Statements, "Asset Retirement Obligations", for estimated costs of closure of old facilities.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of five of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases and underground storage tank locations. As of September 30, 2015 and December 31, 2014, DTE Gas had $23 million and $24 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas’s financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas’s results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. DTE Energy settled the alleged violations by implementing best management practices to address the issues and repair/upgrade their wastewater treatment plant. DTE Energy received a construction permit to upgrade its existing waste water treatment system and is currently seeking a permit from the PADEP to further upgrade its wastewater treatment technology to biological treatment. DTE Energy spent approximately $1 million on the existing waste water treatment system to comply with existing water discharge requirements and to upgrade its coal pile storm water runoff management program. DTE Energy expects to also spend up to an additional $15 million over the next few years to complete its upgrade of the treatment technology to biological treatment in order to meet future regulatory requirements and gain other operational improvement savings.
DTE Energy received an NOV from the Allegheny County (PA) Health Department pertaining to excessive opacity readings from fugitive sources in excess of its standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. DTE Energy agreed to a Consent Order and Agreement with Allegheny County pursuant to which DTE Energy paid a fine of $300,000 and will spend $300,000 for a supplemental environmental project. In May 2014, the Group Against Smog & Pollution (GASP) filed a complaint alleging that DTE Energy's coke battery facility in Pennsylvania was in violation of visible emissions limits under the Federal Clean Air Act and/or Article XXI of the Allegheny County (PA) Health Department's Rules and Regulations. DTE Energy believed that the GASP suit was without merit and filed a motion to dismiss in July 2014. In March 2015, the U.S. District Court granted DTE Energy's motion for dismissal. In April 2015, GASP filed a notice of appeal. At the present time, DTE Energy cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
Other
In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2018. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with MDEQ to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources emission reduction startegies, will help the State attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $46 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.

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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2015 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations and will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2015 is approximately $238 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $66 million at September 30, 2015. Payment under these guarantees is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2015, DTE Energy had approximately $49 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,900 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.
Purchase Commitments
As of September 30, 2015, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. DTE Energy estimates that these commitments will be approximately $7.4 billion from 2015 through 2051. DTE Electric estimates that these commitments will be approximately $2.2 billion from 2015 through 2033. In addition, the Registrants have made certain commitments in connection with 2015 annual capital expenditures and contributions to equity method investees that are expected to be up to $2.5 billion for DTE Energy and $1.8 billion for DTE Electric.
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
The Michigan Court of Claims found in favor of DTE Electric, and that determination was subsequently appealed to the Michigan Supreme Court.  In July 2015, the Michigan Supreme Court issued an opinion finding that DTE Electric was eligible for a partial industrial-processing exemption on its electric distribution equipment based on the proportion of exempt use of that equipment. The Supreme Court reversed the lower court decision in part and remanded the case to the Michigan Court of Claims.  DTE Electric expects this issue and the timing of any potential tax refunds or assessments to be resolved not later than 2016. DTE Electric considers the likelihood of a material unfavorable outcome to be remote.
Other Contingencies
The Registrants are involved in certain other legal, regulatory, administrative, and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Registrants cannot predict the final disposition of such proceedings. The Registrants regularly review legal matters and record provisions for claims that they can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Registrants' operations or financial statements in the periods they are resolved.
For a discussion of contingencies related to regulatory matters and derivatives see Notes 6 and 9 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments", respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 13 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended September 30,	(In millions)
Service cost	$27	$19	$8	$8
Interest cost	52	54	20	22
Expected return on plan assets	(74)	(69)	(33)	(31)
Amortization of:
Net actuarial loss	51	42	10	4
Prior service credit	—	—	(31)	(36)
Net periodic benefit cost (credit)	$56	$46	$(26)	$(33)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Nine Months Ended September 30,	(In millions)
Service cost	$76	$62	$25	$26
Interest cost	158	159	61	67
Expected return on plan assets	(222)	(205)	(98)	(92)
Amortization of:
Net actuarial loss	154	118	32	15
Prior service credit	—	—	(94)	(108)
Net periodic benefit cost (credit)	$166	$134	$(74)	$(92)
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Three Months Ended September 30,	(In millions)
Service cost	$21	$14	$6	$6
Interest cost	39	41	15	17
Expected return on plan assets	(53)	(48)	(23)	(21)
Amortization of:
Net actuarial loss	36	30	8	3
Prior service credit	—	—	(24)	(27)
Net periodic benefit cost (credit)	$43	$37	$(18)	$(22)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Nine Months Ended September 30,	(In millions)
Service cost	$59	$48	$19	$19
Interest cost	120	121	46	51
Expected return on plan assets	(158)	(145)	(68)	(63)
Amortization of:
Net actuarial loss	110	83	24	11
Prior service cost (credit)	1	1	(71)	(82)
Net periodic benefit cost (credit)	$132	$108	$(50)	$(64)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During the first nine months of 2015, DTE Energy made cash contributions of $175 million, including contributions from DTE Electric of $145 million, to its pension plans.
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
During 2015, DTE Energy also made cash contributions of $24 million, through contributions from DTE Gas, to the Master VEBA Trust for its other postretirement benefit plans. At the discretion of management, DTE Energy may make up to $60 million of additional contributions from DTE Electric to its other postretirement benefit plans in 2015.
Plan Changes
In 2015, certain executive retirement benefit plans were amended to transfer the obligation for benefits as attributed to DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. The related plan liabilities were transferred from DTE Electric and DTE Gas to LLC. The related Rabbi Trust assets were also transferred to DTE Energy from DTE Electric.

NOTE 14 — STOCK-BASED COMPENSATION
The following table summarizes the components of stock-based compensation for DTE Energy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Stock-based compensation expense	$12	$22	$32	$72
Tax benefit	$5	$8	$13	$27
Stock-based compensation cost capitalized in Property, plant, and equipment	$2	$4	$5	$11
Stock Options
The following table summarizes DTE Energy's stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2014	444,278	$43.56
Exercised	(178,017)	$45.07
Forfeited or expired	(3,979)	$44.72
Options outstanding and exercisable at September 30, 2015	262,282	$42.52	$9
As of September 30, 2015, the weighted average remaining contractual life for the exercisable shares is 3.05 years. As of September 30, 2015, all options were vested.
The intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was $7 million for both periods. No option expense was recognized for the nine months ended September 30, 2015 and 2014, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Stock Awards
The following table summarizes DTE Energy’s restricted stock awards activity for the nine months ended September 30, 2015:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	416,318	$62.82
Grants	143,800	$83.44
Forfeitures	(8,975)	$73.62
Vested and issued	(158,920)	$55.36
Balance at September 30, 2015	392,223	$73.15
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
The following table summarizes DTE Energy’s performance share activity for the nine months ended September 30, 2015:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,554,697	$69.32
Grants	454,654	$83.86
Forfeitures	(37,112)	$75.90
Payouts	(532,700)	$—
Balance at September 30, 2015	1,439,539	$75.80
Unrecognized Compensation Costs
As of September 30, 2015, DTE Energy had $60 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.23 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $7 million and $14 million for the three months ended September 30, 2015 and 2014, respectively while such allocation was $20 million and $43 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 15 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.1 million residential, commercial, and industrial customers in southeastern Michigan.
Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Gas Storage and Pipelines consists of natural gas pipeline, gathering, and storage businesses.
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers; produce REF; and sell electricity from renewable energy projects.
Energy Trading consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments.
The federal income tax provisions or benefits of DTE Energy’s subsidiaries are determined on an individual company basis and recognize the tax benefit of tax credits and net operating losses, if applicable. The state and local income tax provisions of the utility subsidiaries are determined on an individual company basis and recognize the tax benefit of various tax credits and net operating losses, if applicable. The subsidiaries record federal, state, and local income taxes payable to or receivable from DTE Energy based on the federal, state, and local tax provisions of each company.
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Inter-segment Revenues
Electric	$9	$8	$27	$22
Gas	1	1	2	5
Gas Storage and Pipelines	1	1	7	9
Power and Industrial Projects	204	211	599	593
Energy Trading	7	8	23	24
Corporate and Other	1	1	2	2
	$223	$230	$660	$655

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of the DTE Energy business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues
Electric	$1,386	$1,358	$3,737	$4,049
Gas	153	149	1,018	1,182
Gas Storage and Pipelines	61	49	175	146
Power and Industrial Projects	585	605	1,708	1,703
Energy Trading	635	664	1,870	2,797
Corporate and Other	1	—	2	1
Reconciliation and Eliminations	(223)	(230)	(660)	(655)
Total	$2,598	$2,595	$7,850	$9,223

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$214	$135	$449	$400
Gas	(11)	(16)	93	109
Gas Storage and Pipelines	27	20	79	59
Power and Industrial Projects	32	38	73	66
Energy Trading	12	(22)	—	6
Corporate and Other	(9)	1	(47)	(34)
Net Income Attributable to DTE Energy Company	$265	$156	$647	$606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representation as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
OVERVIEW
DTE Energy is a diversified energy company and is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
Net Income attributable to DTE Energy in the third quarter of 2015 was $265 million, or $1.47 per diluted share, compared to Net Income attributable to DTE Energy of $156 million, or $0.88 per diluted share, in the third quarter of 2014. Net Income attributable to DTE Energy in the nine months ended September 30, 2015 was $647 million, or $3.61 per diluted share, compared to Net Income attributable to DTE Energy of $606 million, or $3.42 per diluted share, in the nine months ended September 30, 2014. The increase in Net Income in the third quarter is primarily due to increased earnings in the Electric and Energy Trading segments. The increase in Net Income for the nine months ended September 30, 2015 is primarily due to increased earnings in the Electric and Gas Storage and Pipelines segments, partially offset by decreased earnings in the Gas segment.
Please see detailed explanations of segment performance in the following Results of Operations section.
DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet, and an attractive dividend yield.
DTE Energy's utilities' growth will be driven by base infrastructure, new generation, and environmental compliance capital investments. DTE Energy is focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy operates in a constructive regulatory environment and has solid relationships with its regulators.
DTE Energy has significant investments in non-utility businesses. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile. DTE Energy expects growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments.
A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows and the issuance of debt. DTE Energy has an enterprise risk management program that, among other things, is designed to monitor and manage exposure to earnings and cash flow volatility related to commodity price changes, interest rates, and counterparty credit risk.
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.
DTE Electric's capital investments over the 2016-2020 period are estimated at $8.2 billion comprised of $3.8 billion for maintenance and other projects, $3.2 billion for distribution infrastructure, and $1.2 billion for new generation. Over the next fifteen years, DTE Electric plans to retire a portion of its coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. DTE Electric has acquired two natural gas facilities in 2015, as described in Note 4 to the Consolidated Financial Statements, "Acquisitions". DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

DTE Gas's capital investments over the 2016-2020 period are estimated at $1.6 billion comprised of $750 million for base infrastructure, $650 million for gas main renewal, meter move out, and pipeline integrity programs, and $200 million for expenditures related to the NEXUS pipeline. In April 2013, the MPSC issued an order approving an infrastructure recovery mechanism for DTE Gas and authorized the recovery of the cost of service related to $77 million of annual investment in its gas main renewal, meter move out, and pipeline integrity programs. In November 2014, DTE Gas filed an application with the MPSC for approval of an increased infrastructure recovery mechanism surcharge to recover an additional $47 million of annual capital expenditures for its gas main renewal program. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.
DTE Energy's non-utility businesses capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines's capital investments over the 2016-2020 period are estimated at $2.0 billion to $2.6 billion for gathering and pipeline investments and expansions, including the NEXUS pipeline. Power and Industrial Projects's capital investments over the 2016-2020 period are estimated at $600 million to $900 million for investments in cogeneration and on-site energy projects.
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
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. Since 2005, the EPA and the State of Michigan have issued additional emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules will lead to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, acid gases, particulate matter, and mercury emissions. To comply with these requirements, DTE Electric spent approximately $2.2 billion through 2014. It is estimated that DTE Electric will make capital expenditures of approximately $100 million in 2015 and approximately $50 million of additional capital expenditures in 2016 based on current regulations.
As directed by a June 2013 Presidential Memorandum, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of greenhouse gases (GHGs) from the utility sector and other sectors of the economy. Among these actions, in August 2015, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon performance standards, known as the Clean Power Plan (CPP), require states to meet emission reduction targets from existing fossil-fueled EGUs beginning in 2022. The EPA has finalized interim standards applicable from 2022 to 2029 leading to emission standards to be achieved in 2030. States must submit initial compliance plans in September 2016, but may request an extension to submit a final compliance plan by September 2018. States that fail to submit a plan or that do not meet EPA criteria for a complete plan will be subject to a federal plan that was proposed by the EPA with the final CPP.
The Registrants are working with the State of Michigan and other stakeholders to shape the CPP compliance plan for Michigan. The final carbon standards for new sources are not expected to have a material impact on the Registrants, since the Registrants have no plans to build new coal-fired generation. At the present time, it is not possible to determine the potential impact of the final performance standards for existing power plants due to the multitude of options available to states for compliance that require careful analysis and input from numerous stakeholders. Pending or future legislation or other regulatory actions could have a material impact on the Registrants' operations and financial position and the rates the Registrants charge its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. The Registrants would seek to recover these incremental costs through increased rates charged to its utility customers as authorized by the MPSC.

Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas-fired generation, and/or nuclear sources, of energy efficiency initiatives, and of the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
For further discussion of environmental matters see Note 12 to the Consolidated Financial Statements, "Commitments and Contingencies".
OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. DTE Energy's strong utility base, combined with its integrated non-utility operations, position it well for long-term growth.
Looking forward, DTE Energy will focus on several areas that are expected to improve future performance:

•	electric and gas customer satisfaction;

•	electric reliability;

•	rate competitiveness and affordability;

•	regulatory stability and investment recovery for the electric and gas utilities;

•	growth of utility asset base;

•	employee engagement;

•	cost structure optimization across all business segments;

•	cash, capital, and liquidity to maintain or improve financial strength; and

•	investments that integrate assets and leverage skills and expertise.
DTE Energy will continue to pursue opportunities to grow its businesses in a disciplined manner if it can secure opportunities that meet its strategic, financial, and risk criteria.

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$214	$135	$449	$400
Gas	(11)	(16)	93	109
Gas Storage and Pipelines	27	20	79	59
Power and Industrial Projects	32	38	73	66
Energy Trading	12	(22)	—	6
Corporate and Other	(9)	1	(47)	(34)
Net Income Attributable to DTE Energy Company	$265	$156	$647	$606

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$1,386	$1,358	$3,737	$4,049
Fuel and purchased power	441	430	1,212	1,328
Gross Margin	945	928	2,525	2,721
Operation and maintenance	333	352	969	1,023
Depreciation and amortization	142	239	465	699
Taxes other than income	73	67	214	203
Asset (gains) losses and impairments, net	—	—	—	(1)
Operating Income	397	270	877	797
Other (Income) and Deductions	67	61	186	170
Income Tax Expense	116	74	242	227
Segment Net Income Attributable to DTE Energy Company	$214	$135	$449	$400
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	2	1	3	3
DTE Electric Net Income Attributable to DTE Energy Company	$216	$136	$452	$403
See DTE Electric's Consolidated Statement of Operations for a complete view of its results.
Gross Margin increased $17 million and decreased $196 million in the three and nine months ended September 30, 2015, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Securitization bond and tax surcharge	$(126)	$(297)
Base sales, inclusive of weather effect	79	54
PSCR disallowance	—	(19)
July 2015 rate self-implementation	53	53
Regulatory mechanisms and other	11	13
Increase (decrease) in Electric segment gross margin	$17	$(196)
Reconciliation of Electric segment gross margin to DTE Electric gross margin	—	(1)
Decrease in DTE Electric gross margin	$17	$(197)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands of MWh)
DTE Electric Sales
Residential	4,511	3,932	11,687	11,362
Commercial	4,665	4,541	13,102	12,757
Industrial	2,277	2,710	7,275	7,765
Other	62	62	209	438
	11,515	11,245	32,273	32,322
Interconnection sales (a)	958	1,416	3,603	2,513
Total DTE Electric Sales	12,473	12,661	35,876	34,835

DTE Electric Deliveries
Retail and wholesale	11,515	11,245	32,273	32,322
Electric retail access, including self generators (b)	1,263	1,334	3,749	3,838
Total DTE Electric Sales and Deliveries	12,778	12,579	36,022	36,160
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators who have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric residential and commercial sales increased due primarily to favorable weather, while industrial sales decreased due primarily to lower steel customer load.
Operation and maintenance expense decreased $19 million and $54 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to decreased restoration and line clearance expenses of $32 million, partially offset by increased power plant generation expenses of $10 million and increased employee benefits of $4 million. The decrease in the nine month period was due primarily to decreased restoration and line clearance expenses of $55 million and decreased power plant generation expenses of $18 million, partially offset by $19 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense decreased $97 million and $234 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to a decrease in amortization of regulatory assets related to Securitization of $114 million, partially offset by $15 million of increased expenses due to an increased depreciable base and $2 million associated with the TRM. The decrease in the nine month period was due primarily to a decrease in amortization of regulatory assets related to Securitization of $269 million and $17 million associated with the TRM, partially offset by $52 million of increased expenses due to an increased depreciable base.
Other (Income) and Deductions increased $6 million and $16 million in the three and nine months ended September 30, 2015, respectively. The increases were due primarily to higher interest expenses and lower investment earnings.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change and electric retail access, and effects of energy efficiency programs. DTE Electric residential and commercial sales have increased due primarily to improved economic activity and have been substantially offset by energy efficiency measures taken by our customers. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
On December 19, 2014, DTE Electric filed a rate case with the MPSC requesting an increase in base rates of $370 million based on a projected twelve month period ending June 30, 2016. On July 1, 2015, DTE Electric realized a rate increase of $230 million consisting of $190 million of self-implemented base rate increase related to the December 19, 2014 rate request and $40 million associated with the required elimination of a credit surcharge. A final order in this rate case is expected in December 2015.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$153	$149	$1,018	$1,182
Cost of gas	19	13	387	521
Gross Margin	134	136	631	661
Operation and maintenance	101	112	323	337
Depreciation and amortization	25	25	76	73
Taxes other than income	13	13	49	46
Operating Income (Loss)	(5)	(14)	183	205
Other (Income) Deductions	13	11	38	34
Income Tax Expense (Benefit)	(7)	(9)	52	62
Net Income (Loss) Attributable to DTE Energy Company	$(11)	$(16)	$93	$109
Gross Margin decreased $2 million and $30 million in the three and nine months ended September 30, 2015, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Weather	$(2)	$(25)
Midstream storage and transportation revenues	(1)	(13)
Infrastructure recovery mechanism	3	9
Other	(2)	(1)
Decrease in gross margin	$(2)	$(30)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gas Markets (in Bcf)
Gas sales	7	9	92	97
End user transportation	33	28	130	122
	40	37	222	219
Intermediate transportation	64	70	226	244
	104	107	448	463
Operation and maintenance expense decreased $11 million and $14 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to decreased benefit expenses of $6 million, decreased gas operations expenses of $2 million, decreased transmission expenses of $2 million and decreased energy optimization expenses of $1 million. The decrease in the nine month period was due primarily to decreased gas operations expenses of $9 million, decreased employee benefits expenses of $7 million, decreased transmission expenses of $4 million, decreased uncollectible expenses of $2 million, partially offset by increased corporate administrative expenses of $6 million and increased energy optimization expenses of $2 million.
Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$61	$49	$175	$146
Operation and maintenance	14	11	39	32
Depreciation and amortization	8	9	22	25
Taxes other than income	1	1	3	3
Operating Income	38	28	111	86
Other (Income) and Deductions	(8)	(6)	(22)	(14)
Income Tax Expense	18	13	52	39
Net Income	28	21	81	61
Net Income Attributable to Noncontrolling Interests	1	1	2	2
Net Income Attributable to DTE Energy Company	$27	$20	$79	$59
Operating Revenues increased $12 million and $29 million in the three and nine months ended September 30, 2015, respectively. The increases were due primarily to increased volumes on the Bluestone pipeline and Susquehanna gathering systems, partially offset by decreased gas storage revenues which were higher in early 2014 due to weather favorability.
Operation and maintenance expenses increased $3 million and $7 million in the three and nine months ended September 30, 2015, respectively. The increases were due primarily to increased activity on the Bluestone and Susquehanna projects and increased gas storage operations expense.
Other (Income) and Deductions increased $8 million in the nine months ended September 30, 2015. The increase was due to increased earnings from pipeline investments. In 2014, the earnings from one pipeline investment were negatively impacted by a higher revenue deferral for depreciation collected in FERC-approved tariff rates in excess of depreciation expense.
Outlook — DTE Energy's Gas Storage and Pipelines business expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. The capacity expansion of Bluestone lateral pipeline in Susquehanna County, Pennsylvania and Broome County, New York, is progressing as planned. Expansion activities completed in 2015 include a second compressor facility and approximately six miles of additional pipeline loop to accommodate increased shipper demand. Through Gas Storage and Pipeline's long term agreement with Southwestern Energy Production Company, DTE Energy believes Bluestone lateral and Susquehanna gathering system are strategically positioned for future growth of the Marcellus shale.
Progress continues on preliminary development activities on the NEXUS pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS pipeline. A FERC application is expected to be filed in the fourth quarter of 2015 with an estimated in service date in the fourth quarter of 2017.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers; produce REF, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$585	$605	$1,708	$1,703
Operation and maintenance	569	591	1,687	1,695
Depreciation and amortization	20	19	60	56
Taxes other than income	3	4	12	12
Asset (gains) losses and impairments, net	1	(3)	9	(10)
Operating Loss	(8)	(6)	(60)	(50)
Other (Income) and Deductions	(20)	(24)	(54)	(45)
Income Taxes
Expense (Benefit)	5	8	(2)	(2)
Production Tax Credits	(23)	(29)	(71)	(72)
	(18)	(21)	(73)	(74)
Net Income	30	39	67	69
Net Income (Loss) Attributable to Noncontrolling Interests	(2)	1	(6)	3
Net Income Attributable to DTE Energy Company	$32	$38	$73	$66
Operating Revenues decreased $20 million and increased $5 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to lower coal prices associated with the REF and steel businesses of $18 million, and lower generation associated with renewable projects of $3 million. The increase in the nine month period was due primarily to an increase in volumes from REF projects of $32 million and higher price and volume related to landfill gas projects of $6 million, partially offset by lower coal prices associated with the steel business of $19 million and a decrease primarily due to lower natural gas prices and volumes associated with on-site energy projects of $14 million.
Operation and maintenance expense decreased $22 million and $8 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to lower coal prices associated with the REF and steel businesses of $18 million, and lower fuel price and generation associated with renewable projects of $5 million, partially offset by increased maintenance at the Michigan coke battery facility of $4 million. The decrease in the nine month period was due primarily to lower coal prices of $19 million and lower maintenance expenses of $3 million associated with the steel business, lower natural gas prices and volumes associated with the on-site energy projects of $16 million, and lower fuel price and generation associated with renewable projects of $3 million, partially offset by an increase in volumes from REF projects of $32 million.
Asset (gains) losses and impairments, net decreased by $4 million and $19 million in the three and nine months ended September 30, 2015, respectively. The decrease in the third quarter was due primarily to the maturation of a steel-related installment sales contract. The decrease in the nine month period was due primarily to asset impairments resulting from contract terminations, partially offset by gains associated with the sale of landfill gas projects.
Other (Income) and Deductions decreased by $4 million and increased by $9 million in the three and nine months ended September 30, 2015, respectively. The increase in the nine month period was due primarily to higher volumes of refined coal produced at REF sites with investors and higher equity earnings at various projects.
Production Tax Credits decreased by $6 million and $1 million in the three and nine months ended September 30, 2015, respectively, due primarily to the reduction of ownership interests in REF projects.

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
DTE Energy expects sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2015. Substantially all of the metallurgical coke margin is maintained under long-term contracts. We are currently negotiating the extension of one of these contracts which expires at the end of 2015. A recent downturn in the steel industry in the United States will likely negatively impact the volume and pricing of metallurgical coke sales in 2016. The segment has five renewable power generation facilities in operation. One of these renewable facilities will be ceasing operations and closing the plant in the fourth quarter of 2015. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.
ENERGY TRADING
Energy Trading focuses on physical and financial power and natural gas marketing and trading, structured transactions, enhancement of returns from DTE Energy’s asset portfolio, and optimization of contracted natural gas pipeline transportation and storage, and generating capacity positions. Energy Trading also provides natural gas, power, and related services, which may include the management of associated storage and transportation contracts on the customers’ behalf, and the supply or purchase of renewable energy credits to various customers. Energy Trading results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Revenues	$635	$664	$1,870	$2,797
Fuel, purchased power, and gas	597	679	1,813	2,728
Gross Margin	38	(15)	57	69
Operation and maintenance	17	19	51	51
Depreciation and amortization	1	1	1	1
Taxes other than income	—	—	3	3
Operating Income (Loss)	20	(35)	2	14
Other (Income) and Deductions	1	1	3	5
Income Tax Expense (Benefit)	7	(14)	(1)	3
Net Income (Loss) Attributable to DTE Energy Company	$12	$(22)	$—	$6
Operating Revenues and Fuel, purchased power, and gas were impacted by a decrease in gas prices, partially offset by an increase in volumes, primarily in Energy Trading's gas structured strategy in the three and nine months ended September 30, 2015.
Gross margin increased $53 million and decreased $12 million in the three and nine months ended September 30, 2015, respectively. The increase in the third quarter was due to an increase in unrealized margins of $60 million, partially offset by a decrease in realized margins of $7 million. The increase in unrealized margins of $60 million is due to favorable results of $88 million, primarily in the gas structured, power full requirements, and gas storage strategies, partially offset by unfavorable results of $28 million, primarily in the power and gas trading strategies. The decrease in realized margins of $7 million is due to unfavorable results of $25 million, primarily in the power full requirements strategy, partially offset by favorable results of $18 million, primarily in the gas and power trading strategies.

The decrease in the nine month period was due to a decrease in realized margins of $76 million, partially offset by an increase in unrealized margins of $64 million. The decrease in realized margins of $76 million is due to unfavorable results of $155 million, primarily in the gas structured, and power trading strategies, partially offset by favorable results of $79 million, primarily in the power full requirements strategy. The increase in unrealized margins of $64 million is due to favorable results of $69 million, primarily in the gas structured and gas transportation strategies, partially offset by unfavorable results of $5 million, primarily in the gas trading strategy.
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
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the favorable unrealized results of $88 million in the three months ended September 30, 2015 are timing related gains and losses related to gas strategies of $68 million. The timing related items of $68 million include the variance of timing losses of $40 million in the third quarter of 2014, and timing gains of $28 million in the third quarter of 2015 which will reverse in future periods as the underlying contracts settle. Included in the unfavorable realized results of $25 million in the three months ended September 30, 2015 are timing related gains related to gas strategies of $6 million recognized in previous years that reversed as the underlying contracts were settled.
Included in the unfavorable realized results of $155 million in the nine months ended September 30, 2015 are timing related gains and losses related to gas strategies of $91 million recognized in previous years that reversed as the underlying contracts settled. The timing related items of $91 million are comprised of a reversal of timing related losses of $58 million in 2014, and a reversal of timing gains of $33 million in 2015. Included in the favorable unrealized results of $69 million in the nine months ended September 30, 2015, are timing related gains related to gas strategies of $43 million. The timing related items of $43 million are the variance of timing losses of $50 million in 2014 and $7 million in 2015 which will reverse in future periods as the underlying contracts settle.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes, and changes in operating rules of regional transmission organizations.
The Energy Trading portfolio includes financial instruments, physical commodity contracts, and natural gas inventory, as well as contracted natural gas pipeline transportation and storage and generation capacity positions. Energy Trading also provides natural gas, power, and related services, which may include the management of associated storage and transportation contracts on the customers' behalf, and the supply or purchase of renewable energy credits to various customers. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, DTE Energy will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities and holds certain non-utility debt and energy-related investments. The net loss of $9 million and the net loss of $47 million in the three and nine months ended September 30, 2015, respectively, represents an increase of $10 million and an increase of $13 million, respectively, from the net income of $1 million and net loss of $34 million in the comparable 2014 periods. The increased losses were primarily due to income tax adjustments, higher interest costs, and higher benefit costs, partially offset, in the nine-month period, by lower deferred tax expense due to the impact of New York state income tax reform recorded in March 2014.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and expand the electric and natural gas utilities and to grow the non-utility businesses, retire and pay interest on long-term debt, and pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2015 will be approximately $1.8 billion, comparable to the 2014 level. DTE Energy anticipates base level utility capital investments, environmental, renewable and energy optimization expenditures, expenditures for non-utility businesses, and contributions to equity method investees in 2015 of up to approximately $2.5 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2015	2014
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities:
Net Income	$643	$610
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	625	855
Nuclear fuel amortization	40	33
Allowance for equity funds used during construction	(16)	(16)
Deferred income taxes	251	244
Asset (gains) losses and impairments, net	9	(10)
Working capital and other	(84)	(418)
Net cash from operating activities	1,468	1,298
Investing Activities:
Plant and equipment expenditures — utility	(1,239)	(1,295)
Plant and equipment expenditures — non-utility	(162)	(207)
Acquisition	(241)	—
Proceeds from sale of assets	16	36
Other	54	9
Net cash used for investing activities	(1,572)	(1,457)
Financing Activities:
Issuance of long-term debt, net of issuance costs	956	1,289
Redemption of long-term debt	(260)	(1,222)
Short-term borrowings, net	(213)	522
Issuance of common stock	9	—
Repurchase of common stock	—	(52)
Dividends on common stock and other	(369)	(370)
Net cash from financing activities	123	167
Net Increase in Cash and Cash Equivalents	$19	$8
Cash from Operating Activities
A majority of DTE Energy's operating cash flow is provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations in the nine months ended September 30, 2015 increased by $170 million compared to the nine months ended September 30, 2014. The operating cash flow comparison reflects an increase in cash from working capital items, partially offset by decreased Net Income after adjusting for non-cash and non-operating items (primarily depreciation and amortization, nuclear fuel amortization, deferred income taxes, and asset impairments).

Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve the electric generation and electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy requirements.
Capital spending within the non-utility businesses is primarily for ongoing maintenance, expansion, and growth. DTE Energy looks to make growth investments that meet strict criteria in terms of strategy, management skills, risks, and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. DTE Energy has been disciplined in how it deploys capital and will not make investments unless they meet the criteria. For new business lines, DTE Energy initially invests based on research and analysis. DTE Energy starts with a limited investment, evaluates the results, and either expands or exits the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of DTE Energy with a clear understanding of any potential impact on its credit ratings.
Net cash used for investing activities increased by $115 million in 2015 due to the acquisition described in Note 4 to the Consolidated Financial Statements, "Acquisitions", and decreased proceeds from the sale of assets, partially offset by decreased capital expenditures by the utility and non-utility businesses and the decrease in restricted cash for the redemption of Securitization bonds.
Cash from Financing Activities
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
Net cash from financing activities decreased by $44 million in 2015 due primarily to decreased issuances of long-term debt, decreased short-term borrowings, and increased dividends on common stock, partially offset by decreased redemptions of long-term debt and decreased repurchases of common stock.
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
DTE Energy has approximately $1.8 billion of available liquidity at September 30, 2015, consisting of cash and amounts available under unsecured revolving credit agreements.
During the first nine months of 2015, DTE Energy made cash contributions of $175 million, including contributions from DTE Electric of $145 million, to its pension plans.

During the first nine months of 2015, DTE Energy made cash contributions of $24 million, through contributions from DTE Gas, to its other postretirement benefit plans. In February 2015, DTE Energy contributed approximately $117 million of DTE Energy common stock to the DTE Energy Company Master VEBA Trust for its other postretirement benefit plans. The stock contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $117 million. At the discretion of management, DTE Energy may make up to $60 million of additional contributions from DTE Electric to its other postretirement benefit plans in 2015.
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $420 million.
DTE Energy believes it will have sufficient operating flexibility, cash resources, and funding sources to maintain adequate amounts of liquidity and to meet future operating cash and capital expenditure needs. However, virtually all of DTE Energy's businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact earnings and cash flows.
See Notes 6, 10, 11 and 12 to the Consolidated Financial Statements, "Regulatory Matters", "Long-Term Debt", "Short-Term Credit Arrangements and Borrowings", and "Commitments and Contingencies", respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements".
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 8 and 9 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
The tables below do not include the expected earnings impact of non-derivative natural gas storage, transportation, certain power contracts, and renewable energy credits which are subject to accrual accounting. Consequently, gains and losses from these positions may not match with the related physical and financial hedging instruments in some reporting periods, resulting in volatility in the Registrants' reported period-by-period earnings; however, the financial impact of the timing differences will reverse at the time of physical delivery and/or settlement.
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

The following tables provide details on changes in the Registrants' MTM net asset (or liability) position for the nine months ended September 30, 2015:

Total
(In millions)
MTM at December 31, 2014	$87
Reclassified to realized upon settlement	(38)
Changes in fair value recorded to income	(8)
Amounts recorded to unrealized income	(46)
Changes in fair value recorded in regulatory liabilities	14
Change in collateral held by (for) others	1
Option premiums paid (received) and other	(1)
MTM at September 30, 2015	$55
The table below shows the maturity of the the Registrants' MTM positions. The positions from 2018 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2015	2016	2017	2018 and Beyond	Total Fair Value
	(In millions)
Level 1	$(8)	$(10)	$(12)	$1	$(29)
Level 2	8	25	3	5	41
Level 3	—	15	7	1	23
MTM before collateral adjustments	$—	$30	$(2)	$7	35
Collateral adjustments					20
MTM at September 30, 2015					$55

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Registrants do not bear significant exposure to earnings risk as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales, and transportation services revenue at the Gas segment. The Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Registrants are exposed to short-term cash flow or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
DTE Energy's Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage and transportation. DTE Energy manages its exposure through the use of short, medium, and long-term storage and transportation contracts.
DTE Energy's Power and Industrial Projects business segment is subject to electricity and natural gas product price risk. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts.
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, coal, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options, and futures contracts, within pre-determined risk parameters.
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

The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2015:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$122	$(1)	$121
BBB+ and BBB	264	—	264
BBB−	50	—	50
Total Investment Grade	436	(1)	435
Non-investment grade (b)	3	—	3
Internally Rated — investment grade (c)	193	—	193
Internally Rated — non-investment grade (d)	13	(1)	12
Total	$645	$(2)	$643
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 24% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented less than 1% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 13% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2015, DTE Energy had a floating rate debt-to-total debt ratio of approximately 0.1%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through December 2019.
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations, and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at September 30, 2015 and 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2015 and 2014:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2015	2014	2015	2014	Change in the Fair Value of
	(In millions)
Natural gas contracts	$(3)	$(25)	$3	$26	Commodity contracts
Electricity contracts	$14	$(2)	$(12)	$1	Commodity contracts
Oil contracts	$2	$—	$(2)	$—	Commodity contracts
Interest rate risk	$(371)	$(327)	$395	$346	Long-term debt
For further discussion of market risk, see Note 9 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2015:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2015 — 07/31/2015	1,889	$74.86	—	—	—
08/01/2015 — 08/31/2015	—	$—	—	—	—
09/01/2015 — 09/30/2015	2,299	$72.63	—	—	—
Total	4,188		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.292
Forty-Sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (2015 First Mortgage Bonds Series C and D)
X

12.64	Computation of Ratio of Earnings to Fixed Charges		X

31.105	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.106	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.107	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.108	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

99.58
Fourth Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A. dated as of November 28, 2014
X

99.59
Fifth Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and Great-West Trust Company, LLC dated as of August 7, 2015
X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.105	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.106	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.107	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.108	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

3.13	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to Form 8-K dated September 17, 2015)	X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 23, 2015
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)