Form 10-K
period 2015-12-31
DTE ENERGY CO; DTE Electric Co
filed 2016-02-10
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
1-11607	DTE Energy Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	DTE Electric Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-0478650
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	New York Stock Exchange

DTE Energy	2011 Series I 6.5% Junior Subordinated Debentures due 2061	New York Stock Exchange

DTE Energy	2012 Series C 5.25% Junior Subordinated Debentures due 2062	New York Stock Exchange

DTE Electric Company (DTE Electric)	None	None
Securities registered pursuant to Section 12(g) of the Act:
DTE Energy                None                DTE Electric                 None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
DTE Energy                Yes ☐ No ☒            DTE Electric                 Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
DTE Energy                Yes ☐ No ☒            DTE Electric                   Yes ☐ No ☒
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
DTE Energy                Yes ☒ No ☐            DTE Electric                 Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
DTE Energy                ☒                DTE Electric                 ☒
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
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
On June 30, 2015, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $12.9 billion(based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 29, 2016:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,476,008

DTE Electric	Common Stock, $10 par value, directly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2016 Annual Meeting of Common Shareholders to be held May 5, 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
This combined Form 10-K is filed separately by two registrants: DTE Energy and DTE Electric. Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. DTE Electric makes no representation as to information relating exclusively to DTE Energy.
DTE Electric, a wholly-owned subsidiary of DTE Energy, meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

COA	U.S. Court of Appeals for the District of Columbia

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

IRM	Infrastructure Recovery Mechanism

IRS	Internal Revenue Service

MBT	Michigan Business Tax

MCIT	Michigan Corporate Income Tax

MCOA	Michigan Court of Appeals

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

DEFINITIONS

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage.

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

SEC	Securities and Exchange Commission

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Shenango	Shenango Incorporated is a coke battery plant located in Pittsburgh, PA, and is included in the Power and Industrial Projects segment.

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system.

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

kWh	Kilowatthour of electricity

Mcf	Thousand cubic feet of gas

MMBtu	One million BTU

MMcf/d	Million cubic feet of gas per day

MW	Megawatt of electricity

MWh	Megawatthour of electricity

FILING FORMAT
This combined Form 10-K is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-K relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-K should be read in its entirety. No one section of this combined Form 10-K deals with all aspects of the subject matter of this combined Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC, and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the financial condition of DTE Energy's significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant construction projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission, or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I
Items 1. and 2. Business and Properties
General
In 1995, DTE Energy incorporated in the State of Michigan. DTE Energy's utility operations consist primarily of DTE Electric and DTE Gas. DTE Energy also has three other segments that are engaged in a variety of energy-related businesses.
DTE Electric is a Michigan corporation organized in 1903 and is a wholly-owned subsidiary of DTE Energy. DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan.
DTE Gas is a Michigan corporation organized in 1898 and is a wholly-owned subsidiary of DTE Energy. DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity.
DTE Energy's other businesses are involved in 1) natural gas pipelines, gathering, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and the CFTC.
The Registrants' annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to such reports are available free of charge through the Investors - Reports and Filings page of DTE Energy's website: www.dteenergy.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. The Registrants' previously filed reports and statements are also available at the SEC’s website: www.sec.gov.
The DTE Energy Code of Ethics and Standards of Behavior, Board of Directors’ Mission and Guidelines, Board Committee Charters, and Categorical Standards for Director Independence are also posted on the DTE Energy website. The information on DTE Energy’s website is not part of this report or any other report that DTE Energy files with, or furnishes to, the SEC.
Additionally, the public may read and copy any materials the Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Corporate Structure
Based on the following structure, DTE Energy sets strategic goals, allocates resources, and evaluates performance. For financial information by segment for the last three years, see Note 20 to the Consolidated Financial Statements in Item 8 of this Report, "Segment and Related Information".
Electric

•
The Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.

Gas

•
The Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million residential, commercial, and industrial customers throughout Michigan and the sale of gas storage and transportation capacity.

Non-utility Operations

•	Gas Storage and Pipelines consists of natural gas pipelines, gathering, and storage businesses.

•
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects.

•	Energy Trading consists of energy marketing and trading operations.
Corporate and Other

•	Corporate and other includes various holding company activities, and holds certain non-utility debt and energy-related investments.
Refer to Management’s Discussion and Analysis in Item 7 of this Report for an in-depth analysis of each segment’s financial results. A description of each business unit follows.
ELECTRIC
Description
DTE Energy's Electric segment consists principally of DTE Electric, an electric utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan. DTE Electric is regulated by numerous federal and state governmental agencies, including, but not limited to, the MPSC, the FERC, the NRC, the EPA, and the MDEQ. Electricity is generated from fossil-fuel plants, a hydroelectric pumped storage plant, a nuclear plant, wind and other renewable assets and is supplemented with purchased power. The electricity is sold, or distributed through the retail access program, to three major classes of customers: residential, commercial, and industrial, throughout southeastern Michigan.
Operating Revenues by Service

	2015	2014	2013
	(In millions)
Residential	$2,186	$2,168	$2,351
Commercial	1,701	1,761	1,883
Industrial	645	767	799
Other (a)	281	494	45
Subtotal	4,813	5,190	5,078
Interconnection sales (b)	88	93	121
Electric segment Operating Revenues	$4,901	$5,283	$5,199
______________________________

(a)	Includes revenue associated with the under or over recoveries of tracking mechanisms and deferred gain amortization of the previously reversed RDM liability.

(b)	Represents power that is not distributed by DTE Electric.

Weather, economic factors, competition, energy efficiency initiatives, and electricity prices affect sales levels to customers. DTE Electric's peak load and highest total system sales generally occur during the third quarter of the year, driven by air conditioning and other cooling-related demands. DTE Electric's operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Electric.
Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 37.9 million tons of low-sulfur western coal and approximately 3.0 million tons of Appalachian coal to be delivered from 2016 to 2021. All of these contracts have pricing schedules. DTE Electric has approximately 98% of the expected coal requirements for 2016 under contract. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements. DTE Electric leases a fleet of rail cars and has the expected western coal rail requirements under contract through 2018. All of the expected eastern coal rail requirements are under contract through 2016. Contracts covering expected vessel transportation requirements for delivery of purchased coal to electric generating facilities are under contract through 2019.
DTE Electric participates in the energy market through MISO. DTE Electric offers its generation in the market on a day-ahead and real-time basis and bids for power in the market to serve its load. DTE Electric is a net purchaser of power that supplements its generation capability to meet customer demand during peak cycles or during major plant outages.
Properties
DTE Electric owns generating facilities that are located in the State of Michigan. Substantially all of DTE Electric's property is subject to the lien of a mortgage.

Generating facilities owned and in service as of December 31, 2015 are shown in the following table:

	Location by Michigan		Net Generation Capacity (a)
Facility	County	Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River (b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe (c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1957 and 1958	523
St. Clair	St. Clair	1953, 1954, 1959, 1961, and 1969	1,367
Trenton Channel	Wayne	1949 and 1968	630
			7,405
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	2,009
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,124
Hydroelectric Pumped Storage Ludington (d)	Mason	1973	958
Renewables (e)
Wind
Brookfield Wind Park	Huron	2014	75
Echo Wind Park	Huron	2014	112
Gratiot Wind Park	Gratiot	2011 and 2012	102
Thumb Wind Project	Huron and Sanilac	2012	110
			399
Solar	Various	2010-2015	12
			11,907
_______________________________________

(a)
Represents summer net rating for all units with the exception of renewable facilities. The summer net rating is based on operating experience, the physical condition of units, environmental control limitations, and customer requirements for steam, which would otherwise be used for electric generation. Wind and solar facilities reflect name plate capacity.

(b)
The Belle River capability represents DTE Electric’s entitlement to 81% of the capacity and energy of the plant. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant".

(c)	The Monroe generating plant provided 40% of DTE Electric’s total 2015 power plant generation.

(d)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 1,955 MW. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant".

(e)	In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 487 MW of renewable power generated from wind, solar, and biomass facilities.
DTE Electric expects to retire Trenton Channel Unit 7 (110 MW) in April 2016. Over the next fifteen years, DTE Electric expects to retire additional coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. DTE Electric acquired two simple-cycle natural gas facilities in 2015. In January 2015, DTE Electric acquired a 732 MW simple-cycle natural gas facility in Carson City, Michigan (Montcalm County) that was placed in service in 2002 and 2003. In October 2015, DTE Electric acquired a 350 MW simple-cycle natural gas facility in East China Township, Michigan (St. Clair County) that was placed in service in 2002. These acquisitions are included in Natural gas and Oil-fueled Peaking Units in the table above. See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities".
DTE Electric owns and operates 676 distribution substations with a capacity of approximately 33,729,000 kilovolt-amperes (kVA) and approximately 432,500 line transformers with a capacity of approximately 23,472,000 kVA.

Circuit miles of electric distribution lines owned and in service as of December 31, 2015 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	27,686	14,731
24 kV	182	692
40 kV	2,290	383
120 kV	60	8
	30,218	15,814
There are numerous interconnections that allow the interchange of electricity between DTE Electric and electricity providers external to the DTE Electric service area. These interconnections are generally owned and operated by ITC Transmission, an unrelated company, and connect to neighboring energy companies.
Regulation
DTE Electric is subject to the regulatory jurisdiction of various agencies, including, but not limited to, the MPSC, the FERC, and the NRC. The MPSC issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. DTE Electric's MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on investments. The FERC regulates DTE Electric with respect to financing authorization and wholesale electric activities. The NRC has regulatory jurisdiction over all phases of the operation, construction, licensing, and decommissioning of DTE Electric's nuclear plant operations. DTE Electric is subject to the requirements of other regulatory agencies with respect to safety, the environment, and health.
See Notes 7, 8, 11, and 17 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations", "Regulatory Matters", "Fair Value", and "Commitments and Contingencies".
Energy Assistance Programs
Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to DTE Electric’s ability to control its uncollectible accounts receivable and collections expenses. DTE Electric’s uncollectible accounts receivable expense is directly affected by the level of government-funded assistance that qualifying customers receive. DTE Electric works continuously with the State of Michigan and others to determine whether the share of funding allocated to customers is representative of the number of low-income individuals in the service territory. DTE Electric also partners with federal, state, and local officials to attempt to increase the share of low-income funding allocated to customers.
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost effective manner. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. This generation will require a large investment due to DTE Electric's aging coal fleet along with increased environmental regulations.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.
The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2015, 2014, and 2013 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2016.

Competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers and from distributed generation applications by industrial and commercial customers. DTE Electric does not expect significant competition for distribution to any group of customers in the near term.
Revenues from year to year will vary due to weather conditions, economic factors, regulatory events, and other risk factors as discussed in the “Risk Factors” in Item 1A. of this Report.
GAS
Description
DTE Energy's Gas segment consists principally of DTE Gas, a natural gas utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million residential, commercial, and industrial customers throughout Michigan, and the sale of storage and transportation capacity.
Operating Revenues by Service

	2015	2014	2013
	(In millions)
Gas sales	$1,019	$1,233	$1,093
End-user transportation	191	218	212
Intermediate transportation	59	68	59
Storage and other	107	117	110
Gas segment Operating Revenues	$1,376	$1,636	$1,474

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

•
End-user transportation — Gas delivery service provided primarily to large-volume commercial and industrial customers. Additionally, the service is provided to residential customers and small-volume commercial and industrial customers who have elected to participate in the gas retail access program. End-user transportation customers purchase natural gas directly from marketers, producers, or brokers and utilize DTE Gas' pipeline network to transport the gas to their facilities or homes.

•
Intermediate transportation — Gas delivery service is provided to producers, brokers, and other gas companies that own the natural gas, but are not the ultimate consumers. Intermediate transportation customers use DTE Gas' high-pressure transportation system to transport the natural gas to storage fields, pipeline interconnections, or other locations.

•	Storage and other — Includes revenues from natural gas storage, appliance maintenance, facility development, and other energy-related services.
DTE Gas' gas sales, end-user transportation, and intermediate transportation volumes, revenues, and Net Income, are impacted by weather. Given the seasonal nature of the business, revenues and Net Income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and DTE Gas typically realizes substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The impacts of changes in average customer usage are minimized by the RDM.
DTE Gas operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Gas.
Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 66% of the volume coming from underground storage for 2015. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.

DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers, and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2018.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2015 are as follows:

	Availability (MMcf/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2017
Viking Gas Transmission Company	21	2017
Vector Pipeline L.P.	50	2017
Trunkline Gas Company	51	2017
ANR Pipeline Company	154	2028
Panhandle Eastern Pipeline Company	95	2029
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 19,000 miles of distribution mains, approximately 1,165,000 service pipelines, and approximately 1,314,000 active meters, and DTE Gas owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
DTE Gas owns storage properties relating to four underground natural gas storage fields with an aggregate working gas storage capacity of approximately 141 Bcf. These facilities are important in providing reliable and cost-effective service to DTE Gas customers. In addition, DTE Gas sells storage services to third parties.
Most of DTE Gas' distribution and transportation property is located on property owned by others and used by DTE Gas through easements, permits, or licenses. Substantially all of DTE Gas' property is subject to the lien of a mortgage.
DTE Gas leases a portion of its pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 16 to the Consolidated Financial Statements in Item 8 of the Report, "Capital and Operating Leases".
Regulation
DTE Gas is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting, and operating-related matters. DTE Gas' MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on investments. DTE Gas operates natural gas storage and transportation facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate storage and transportation services pursuant to an MPSC-approved tariff.
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
DTE Gas is subject to the requirements of other regulatory agencies with respect to safety, the environment, and health.
See Notes 8 and 17 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies".

Energy Assistance Program
Energy assistance programs, funded by the federal government and the State of Michigan, remain critical to DTE Gas' ability to control its uncollectible accounts receivable and collections expenses. DTE Gas' uncollectible accounts receivable expense is directly affected by the level of government-funded assistance its qualifying customers receive. DTE Gas works continuously with the State of Michigan and others to determine whether the share of funding allocated to customers is representative of the number of low-income individuals in the gas service territory. DTE Gas also partners with federal, state, and local officials to attempt to increase the share of low-income funding allocated to DTE Gas customers.
Strategy and Competition
DTE Gas' strategy is to ensure the safe, reliable, and cost effective delivery of natural gas service within its franchised markets in Michigan. In addition, DTE Gas is promoting the extension of its distribution system to under served markets and the increased use of natural gas furnaces, water heaters, and appliances within its current customer base. DTE Gas continues to focus on the reduction of operating costs and the delivery of energy efficiency products and services to its customers, making natural gas service the preferred fuel and even more affordable for its customers.
Competition in the gas business primarily involves other natural gas transportation providers, as well as providers of alternative fuels and energy sources. The primary focus of competition for end-user transportation is cost and reliability. Some large commercial and industrial customers have the ability to switch to alternative fuel sources such as coal, electricity, oil, and steam. If these customers were to choose an alternative fuel source, they would not have a need for DTE Gas' end-user transportation service. DTE Gas competes against alternative fuel sources by providing competitive pricing and reliable service, supported by its storage capacity.
Having an extensive transportation pipeline system has enabled marketing of DTE Gas' storage and transportation services to gas producers, marketers, distribution companies, end-user customers, and other pipeline companies. The business operates in a central geographic location with connections to major Midwestern interstate pipelines that extend throughout the Midwest, eastern United States, and eastern Canada.
DTE Gas' storage capacity is used to store natural gas for delivery to its customers, and is also sold to third parties under a variety of arrangements. Prices for storage arrangements for shorter periods are generally higher, but more volatile, than for longer periods. Prices are influenced primarily by market conditions, weather, and natural gas pricing.
GAS STORAGE AND PIPELINES
Description
Gas Storage and Pipelines controls natural gas storage fields, intrastate lateral and intrastate gathering pipeline systems, and has ownership interests in interstate pipelines serving the Midwest, Ontario, and Northeast markets. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts.
Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines
Bluestone Pipeline	100%	53.3-miles of installed pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
Michigan gathering systems	100%	Gathers production gas in northern Michigan	MI
Susquehanna gathering system	100%	Gathering system delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Millennium Pipeline	26%	182-mile pipeline serving markets in the Northeast	NY
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, DTE Gas provides physical operations, maintenance, and technical support for the Washington 10 and 28 storage facilities and for the Michigan gathering systems.
In addition, DTE Energy owns a 50% interest in the NEXUS Pipeline, a proposed 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers. A FERC application was filed in the fourth quarter of 2015 with an estimated in service date in the fourth quarter of 2017.
Regulation
Gas Storage and Pipelines operates natural gas storage facilities in Michigan as intrastate facilities regulated by the MPSC, and provides intrastate storage and related services pursuant to an MPSC-approved tariff. Gas Storage and Pipelines also provides interstate services in accordance with an Operating Statement on file with the FERC. Vector and Millennium Pipelines provide interstate transportation services in accordance with their FERC-approved tariffs. In addition, Vector is subject to applicable laws, rules and regulations in Canada. NEXUS Pipeline, when operational, will also provide interstate transportation services in accordance with their FERC-approved tariffs. In Pennsylvania, Gas Storage and Pipelines' gathering and pipeline assets are subject to the rules and regulations of the Pennsylvania Public Utility Commission. Bluestone Pipeline is regulated in the state of New York by the New York Public Service Commission.
Strategy and Competition
Gas Storage and Pipelines expects to continue its steady growth plan by expanding existing assets, acquiring and/or developing new assets that are typically supported with long-term customer commitments. Gas Storage and Pipelines has competition from other pipelines and storage providers. The focus will be on opportunities in the Midwest to Northeast region to supply natural gas to meet growing demand. Much of the growth in demand for natural gas is expected to occur in the Eastern Canada and the Northeast U.S. regions. Gas Storage and Pipelines believes that the Vector and Millennium Pipelines are well positioned to provide access routes and low-cost expansion options to these markets. In addition, Gas Storage and Pipelines believes that Millennium Pipeline is well positioned for growth in production from the Marcellus Shale, especially with respect to Marcellus production in Northern Pennsylvania. Gas Storage and Pipelines has an agreement with Southwestern Energy Production Company to support its Bluestone Pipeline and Susquehanna gathering system. DTE Energy expects to continue steady growth in the Gas Storage and Pipelines business and is evaluating new pipeline and storage investment opportunities that could include additional Millennium and Vector expansions and laterals, Bluestone compression and laterals, Susquehanna gathering expansions, and other Marcellus/Utica shale midstream development or partnering opportunities, such as the NEXUS Pipeline. Gas Storage and Pipelines' operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Gas Storage and Pipelines.
POWER AND INDUSTRIAL PROJECTS
Description
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. This business segment provides services using project assets usually located on or near the customers' premises in the steel, automotive, pulp and paper, airport, chemical, and other industries as follows:

•
Steel and Petroleum Coke — Power and Industrial Projects produces metallurgical coke from one coke battery with a capacity of 1.0 million tons per year and has an investment in a second coke battery with a capacity of 1.2 million tons per year. Power and Industrial Projects also provides pulverized coal and petroleum coke to the steel, pulp and paper, and other industries.

•
On-Site Energy — Power and Industrial Projects provides power generation, steam production, chilled water production, wastewater treatment, and compressed air supply to industrial customers. Power and Industrial Projects also provides utility-type services using project assets usually located on or near the customers' premises in the automotive, airport, chemical, and other industries.

•
Wholesale Power and Renewables — Power and Industrial Projects holds ownership interests in, and operates, four renewable generating plants with a capacity of 191 MWs. The electric output is sold under long-term power purchase agreements. Power and Industrial Projects also develops landfill gas recovery systems that capture the gas and provide local utilities, industries, and consumers with an opportunity to use a competitive, renewable source of energy, in addition to providing environmental benefits by reducing GHG emissions.

•
Reduced Emissions Fuel — Power and Industrial Projects has constructed and placed in service REF facilities at nine sites including facilities located at six third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements at two of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of relocating an underutilized facility at an existing site to a new third-party owned coal-fired power plant. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant. The facilities blend a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits.

Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Facility	Location	Service Type
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	Various sites in MI, IN, OH, and NY	Electric Distribution, Chilled Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	IL, KY, and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital	CA	Electricity, Steam, and Chilled Water
Wholesale Power and Renewables
Pulp and Paper	AL	Electric Generation and Steam
Renewables	CA and MN	Electric Generation
Landfill Gas Recovery	Various U.S. sites	Electric Generation and Landfill Gas
REF	MI, OH, OK, IL, PA, and WI	REF Supply

	2015	2014	2013
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$77	$84	$44
Power Generation	11	11	8
Landfill Gas Recovery	3	2	1
	$91	$97	$53

Regulation
Certain electric generating facilities within Power and Industrial Projects have market-based rate authority from the FERC to sell power. The facilities are subject to FERC reporting requirements and market behavior rules. Certain projects of Power and Industrial Projects are also subject to the applicable laws, rules, and regulations related to the EPA, U.S. Department of Homeland Security, DOE, and various state utility commissions.
Strategy and Competition
Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow its steel, on-site energy, renewable power, and REF businesses. Power and Industrial Projects will also continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for Power and Industrial Projects' existing disparate businesses who provide similar products and services. Power and Industrial Projects' operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Power and Industrial Projects.
Power and Industrial Projects anticipates building around its core strengths in the markets where it operates. In determining the markets in which to compete, Power and Industrial Projects examines closely the regulatory and competitive environment, new and pending legislation, the number of competitors, and its ability to achieve sustainable margins. Power and Industrial Projects plans to maximize the effectiveness of its related businesses as it expands. As Power and Industrial Projects pursues growth opportunities, the first priority will be to achieve value-added returns.
Power and Industrial Projects intends to focus on the following areas for growth:

•	Obtaining investors in the REF projects;

•	Relocating underutilized REF facilities to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2016 and future years;

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects which may qualify for tax credits; and

•	Providing operating services to owners of on-site industrial and power plants.
ENERGY TRADING
Description
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from its asset portfolio and optimization of contracted natural gas pipeline transportation, and storage positions. Energy Trading also provides natural gas, power, and related services which may include the management of associated storage and transportation contracts on the customers’ behalf and the supply or purchase of renewable energy credits to various customers. Energy Trading's customer base is predominantly utilities, local distribution companies, pipelines, producers and generators, and other marketing and trading companies. Energy Trading enters into derivative financial instruments as part of their marketing and hedging activities. These financial instruments are generally accounted for under the MTM method, which results in the recognition in earnings of unrealized gains and losses from changes in the fair value of the derivatives. Energy Trading utilizes forwards, futures, swaps, and option contracts to mitigate risk associated with marketing and trading activity, as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives; whereas, natural gas inventory, contracts for pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, this segment will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. The business’ strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.

Regulation
Energy Trading has market-based rate authority from the FERC to sell power and blanket authority from the FERC to sell natural gas at market prices. Energy Trading is subject to FERC reporting requirements and market behavior rules. Energy Trading is also subject to the applicable laws, rules, and regulations related to the CFTC, U.S. Department of Homeland Security, and DOE. In addition, Energy Trading is subject to applicable laws, rules, and regulations in Canada.
Strategy and Competition
DTE Energy's strategy for the Energy Trading business is to deliver value-added services to DTE Energy customers. DTE Energy seeks to manage this business in a manner complementary to the growth of DTE Energy's other business segments. Energy Trading focuses on physical marketing and the optimization of its portfolio of energy assets. The segment competes with electric and gas marketers, financial institutions, traders, utilities, and other energy providers. The Energy Trading business is dependent upon the availability of capital and an investment grade credit rating. DTE Energy believes it has ample available capital capacity to support Energy Trading activities. DTE Energy monitors its use of capital closely to ensure that its commitments do not exceed capacity. A material credit restriction would negatively impact Energy Trading's financial performance. Competitors with greater access to capital, or at a lower cost, may have a competitive advantage. DTE Energy has risk management and credit processes to monitor and mitigate risk.
CORPORATE AND OTHER
Description
Corporate and Other includes various holding company activities, holds certain non-utility debt and energy-related investments.
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation and expect to continue recovering environmental costs related to utility operations through rates charged to customers. The following table summarizes DTE Energy's, including DTE Electric's, estimated significant future environmental expenditures based upon current regulations. The amounts reported in the following table do not include any expenditures related to the EPA Clean Power Plan as discussed below. Actual costs to comply could vary substantially. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented.

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Air	$40	$—	$—	$40
Water	90	—	—	90
Contaminated and other sites	10	20	—	30
Coal Combustion Residuals and Effluent Limitations Guidelines	290	—	—	290
Estimated total future expenditures through 2022	$430	$20	$—	$450
Estimated 2016 expenditures	$70	$7	$—	$77
Estimated 2017 expenditures	$40	$4	$—	$44
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions of mercury and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years.

The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. It is not possible to determine the potential impact of the final carbon standards (also known as the EPA Clean Power Plan) on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
Water — The EPA finalized regulations on cooling water intake in August 2014. DTE Electric is conducting studies to determine the best technology for reducing the environmental impacts of the cooling water intake structures at each of its facilities. DTE Electric may be required to install technologies to reduce the impacts of the cooling water intakes.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Gas owns, or previously owned, fourteen such former MGP sites. DTE Electric owns, or previously owned, three former MGP sites. DTE Energy anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse effect on DTE Energy's operations. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each of its sites.
The Registrants are also in the process of cleaning up other sites where contamination is present as a result of historical and ongoing utility operations. These other sites include an engineered ash storage facility, electric distribution substations, gas pipelines, electric generating power plants, and underground and aboveground storage tank locations. Cleanup activities associated with these sites will be conducted over the next several years. Any significant change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for these sites and affect the Registrants' financial position and cash flows and the rates charged to their customers.
Coal Combustion Residuals and Effluent Limitations Guidelines— In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule became effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates 3 permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. The initial costs to comply with this rule have been developed and included in the Coal Combustion Residual and Effluent Limitations Guidelines amount in the above table.

See Management’s Discussion and Analysis in Item 7 of this Report and Notes 7, 8, and 17 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters", "Asset Retirement Obligations", and "Commitments and Contingencies".
EMPLOYEES
DTE Energy had approximately 10,000 employees as of December 31, 2015, of which approximately 4,900 were represented by unions. DTE Electric had approximately 4,500 employees as of December 31, 2015, of which approximately 2,600 were represented by unions. There are several bargaining units for DTE Energy’s represented employees. The majority of represented employees for both DTE Energy and DTE Electric are under contracts that expire in 2016 and 2017.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' utility businesses and DTE Energy's non-utility businesses. To provide a framework to understand the operating environment of the Registrants, below is a brief explanation of the more significant risks associated with their businesses. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect performance.
The Registrants are subject to rate regulation.  Electric and gas rates for the utilities are set by the MPSC and the FERC and cannot be changed without regulatory authorization. The Registrants may be negatively impacted by new regulations or interpretations by the MPSC, the FERC, or other regulatory bodies. The Registrants' ability to recover costs may be impacted by the time lag between the incurrence of costs and the recovery of the costs in customers' rates. Regulators also may decide to disallow recovery of certain costs in customers' rates if they determine that those costs do not meet the standards for recovery under current governing laws and regulations. The Registrants' utilities typically self-implement base rate changes six months after rate case filings, in accordance with Michigan law. However, if the final rates authorized by regulators in the final rate order are lower than the amounts the Registrants collected during the self-implementation period, the Registrants must refund the difference with interest. Regulators may also disagree with the Registrants' rate calculations under the various mechanisms that are intended to mitigate the risk to their utilities related to certain aspects of the business. If the Registrants cannot agree with regulators on an appropriate reconciliation of those mechanisms, it may impact the Registrants' ability to recover certain costs through customer rates. Regulators may also decide to eliminate these mechanisms in future rate cases, which may make it more difficult for the Registrants to recover their costs in the rates charged to customers. The Registrants cannot predict what rates the MPSC will authorize in future rate cases. New legislation, regulations, or interpretations could change how the business operates, impact the Registrants' ability to recover costs through rates or the timing of such recovery, or require the Registrants to incur additional expenses. The outcome of the current Michigan energy policy reform legislative process could impact the Registrants' recovery of costs through rates.
Changes to Michigan's electric retail access program could negatively impact the Registrants' financial performance.  The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for DTE Electric customers, while alternative electric suppliers charge market-based rates. MPSC rate orders, and energy legislation enacted by the State of Michigan in 2008, have placed a 10% cap on the total potential retail access migration. However, even with the legislated 10% cap on participation, there continues to be legislative and financial risk associated with the electric retail access program. Electric retail access migration is sensitive to market price and full service electric price changes. The Registrants are required under current regulation to provide full service to retail access customers that choose to return, potentially resulting in the need for additional generating capacity. The outcome of the current Michigan energy policy reform legislative process could impact the Registrants' recovery of costs through rates.
The MISO regional energy market, including the State of Michigan, is expected to face capacity constraints beginning in 2016, due primarily to the retirement of coal-fired generation caused by increasingly stringent environmental requirements. Significant investment in new natural gas-fired generation and renewables will be required. Under the current regulatory structure, retail access customers do not fund capacity costs, potentially impacting electric supply reliability and utility customer affordability.
Environmental laws and liability may be costly.  The Registrants are subject to, and affected by, numerous environmental regulations. These regulations govern air emissions, water quality, wastewater discharge, and disposal of solid and hazardous waste. Compliance with these regulations can significantly increase capital spending, operating expenses, and plant down times, and can negatively affect the affordability of the rates charged to customers.
Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in the Registrants' generation fleet and, for DTE Energy, gas distribution businesses. These laws and regulations require the Registrants to seek a variety of environmental licenses, permits, inspections, and other regulatory approvals. The Registrants could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, the Registrants may become a responsible party for environmental cleanup at sites identified by a regulatory body. The Registrants cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating cleanup costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.

The Registrants may also incur liabilities as a result of potential future requirements to address climate change issues. Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce GHGs such as carbon dioxide, a by-product of burning fossil fuels. If increased regulations of GHG emissions are implemented, the operations of DTE Electric's fossil-fueled generation assets may be significantly impacted. Since there can be no assurances that environmental costs may be recovered through the regulatory process, the Registrants' financial performance may be negatively impacted as a result of environmental matters.
For DTE Energy, future environmental regulation of natural gas extraction techniques, including hydraulic fracturing, being discussed both at the United States federal level and by some states may affect the profitability of natural gas extraction businesses which could affect demand for, and profitability of, DTE Energy's gas transportation businesses.
Operation of a nuclear facility subjects the Registrants to risk. Ownership of an operating nuclear generating plant subjects the Registrants to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation, increased capital expenditures to meet industry requirements, and operational factors that can significantly impact the performance and cost of operating a nuclear facility. While the Registrants maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover the Registrants' costs in the event of an accident or business interruption at the nuclear generating plant, which may affect the Registrants' financial performance. In addition, while the Registrants have a nuclear decommissioning trust fund to finance the decommissioning of the nuclear generating plant, there can be no assurances that such fund will be sufficient to fund the cost of decommissioning.
The supply and/or price of energy commodities and/or related services may impact the Registrants' financial results.  The Registrants are dependent on coal for much of their electrical generating capacity. DTE Energy's access to natural gas supplies is critical to ensure reliability of service for utility gas customers. DTE Energy's non-utility businesses are also dependent upon supplies and prices of energy commodities and services. Price fluctuations, fuel supply disruptions, and changes in transportation costs, could have a negative impact on the amounts DTE Electric charges utility customers for electricity and DTE Gas charges utility customers for gas and on the profitability of DTE Energy's non-utility businesses. The Registrants have hedging strategies and regulatory recovery mechanisms in place to mitigate some of the negative fluctuations in commodity supply prices in their utility and, for DTE Energy, non-utility businesses, but there can be no assurances that the Registrants' financial performance will not be negatively impacted by price fluctuations. The price of energy also impacts the market for DTE Energy's non-utility businesses that compete with utilities and alternative electric suppliers.
The supply and/or price of other industrial raw and finished inputs and/or related services may impact the Registrants' financial results.  The Registrants are dependent on supplies of certain commodities, such as copper and limestone, among others, and industrial materials, and services in order to maintain day-to-day operations and maintenance of their facilities. Price fluctuations, or supply interruptions for these commodities and other items, could have a negative impact on the amounts charged to customers for the Registrants' utility products and, for DTE Energy, on the profitability of the non-utility businesses.
Adverse changes in the Registrants' credit ratings may negatively affect them.  Regional and national economic conditions, increased scrutiny of the energy industry and regulatory changes, as well as changes in the Registrants' economic performance, could result in credit agencies reexamining their credit ratings. While credit ratings reflect the opinions of the credit agencies issuing such ratings and may not necessarily reflect actual performance, a downgrade in the Registrants' credit ratings below investment grade could restrict or discontinue their ability to access capital markets and could result in an increase in their borrowing costs, a reduced level of capital expenditures, and could impact future earnings and cash flows. In addition, a reduction in the Registrants' credit ratings may require them to post collateral related to various physical or financially settled contracts for the purchase of energy-related commodities, products, and services, which could impact their liquidity.

Poor investment performance of pension and other postretirement benefit plan assets and other factors impacting benefit plan costs could unfavorably impact the Registrants' liquidity and results of operations.  The Registrants' costs of providing non-contributory defined benefit pension plans and other postretirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation, and the Registrants' required or voluntary contributions made to the plans. The performance of the debt and equity markets affects the value of assets that are held in trust to satisfy future obligations under the Registrants' plans. The Registrants have significant benefit obligations and hold significant assets in trust to satisfy these obligations. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below the Registrants' projected return rates. A decline in the market value of the pension and other postretirement benefit plan assets will increase the funding requirements under the pension and other postretirement benefit plans if the actual asset returns do not recover these declines in the foreseeable future. Additionally, the pension and other postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, the liabilities increase, resulting in increasing benefit expense and funding requirements. Also, if future increases in pension and other postretirement benefit costs as a result of reduced plan assets are not recoverable from the Registrants' utility customers, the results of operations and financial position of the Registrants could be negatively affected. Without sustained growth in the plan investments over time to increase the value of plan assets, the Registrants could be required to fund these plans with significant amounts of cash. Such cash funding obligations could have a material impact on the Registrants' cash flows, financial position, or results of operations.
The Registrants' ability to access capital markets is important.  The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the Registrants' ability, as well as the ability of their subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies, and the market as a whole, could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2020, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
Construction and capital improvements to the Registrants' power facilities and DTE Energy's distribution systems subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at multiple power generation and distribution facilities and DTE Energy's gas distribution system. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits, construction disputes, and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance and operations at the affected facilities and businesses.
DTE Energy's non-utility businesses may not perform to its expectations. DTE Energy relies on non-utility operations for an increasing portion of earnings. If DTE Energy's current and contemplated non-utility investments do not perform at expected levels, DTE Energy could experience diminished earnings and a corresponding decline in shareholder value.
DTE Energy's participation in energy trading markets subjects it to risk.  Events in the energy trading industry have increased the level of scrutiny on the energy trading business and the energy industry as a whole. In certain situations, DTE Energy may be required to post collateral to support trading operations, which could be substantial. If access to liquidity to support trading activities is curtailed, DTE Energy could experience decreased earnings potential and cash flows. Energy trading activities take place in volatile markets and expose DTE Energy to risks related to commodity price movements, deviations in weather, and other related risks. DTE Energy's trading business routinely has speculative trading positions in the market, within strict policy guidelines DTE Energy sets, resulting from the management of DTE Energy's business portfolio. To the extent speculative trading positions exist, fluctuating commodity prices can improve or diminish DTE Energy's financial results and financial position. DTE Energy manages its exposure by establishing and enforcing strict risk limits and risk management procedures. During periods of extreme volatility, these risk limits and risk management procedures may not work as planned and cannot eliminate all risks associated with these activities.
DTE Energy's ability to utilize production tax credits may be limited.  To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. DTE Energy generated production tax credits from coke production, landfill gas recovery, reduced emission fuel, renewable energy generation, and gas production operations. All production tax credits taken after 2013 are subject to audit by the IRS. If DTE Energy's production tax credits were disallowed in whole or in part as a result of an IRS audit, there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact DTE Energy's earnings and cash flows.

Weather significantly affects operations.  At both utilities, deviations from normal hot and cold weather conditions affect the Registrants' earnings and cash flows. Mild temperatures can result in decreased utilization of the Registrants' assets, lowering income and cash flows. At DTE Electric, ice storms, tornadoes, or high winds can damage the electric distribution system infrastructure and power generation facilities and require it to perform emergency repairs and incur material unplanned expenses. The expenses of storm restoration efforts may not be fully recoverable through the regulatory process. DTE Gas can experience higher than anticipated expenses from emergency repairs on its gas distribution infrastructure required as a result of weather related issues.
Unplanned power plant outages may be costly.  Unforeseen maintenance may be required to safely produce electricity or comply with environmental regulations. As a result of unforeseen maintenance, the Registrants may be required to make spot market purchases of electricity that exceed the costs of generation. The Registrants' financial performance may be negatively affected if unable to recover such increased costs.
DTE Energy relies on cash flows from subsidiaries.  DTE Energy is a holding company. Cash flows from the utility and non-utility subsidiaries are required to pay interest expenses and dividends on DTE Energy debt and securities. Should a major subsidiary not be able to pay dividends or transfer cash flows to DTE Energy, its ability to pay interest and dividends would be restricted.
Renewable portfolio standards and energy efficiency programs may affect the Registrants' business.  The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing state legislation, but do not know what requirements may be added by federal legislation. In addition, there could be additional state requirements increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
The Registrants are also required by Michigan legislation to implement energy efficiency measures and provide energy efficiency customer awareness and education programs. These requirements necessitate expenditures, and implementation of these programs creates the risk of reducing the Registrants' revenues as customers decrease their energy usage. The Registrants cannot predict how these programs will impact their business and future operating results.
Regional, national and international economic conditions can have an unfavorable impact on the Registrants.  The Registrants' utility and DTE Energy's non-utility businesses follow the economic cycles of the customers they serve and credit risk of counterparties they do business with. Should the financial conditions of some of DTE Energy's significant customers deteriorate as a result of regional, national or international economic conditions, reduced volumes of electricity and gas, and demand for energy services DTE Energy supplies, collections of accounts receivable, reductions in federal and state energy assistance funding, and potentially higher levels of lost gas or stolen gas and electricity could result in decreased earnings and cash flows.
Threats of terrorism or cyber-attacks could affect the Registrants' business.  The Registrants may be threatened by problems such as computer viruses or terrorism that may disrupt the Registrants' operations and could harm the Registrants' operating results. The Registrants' industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, all of the Registrants' technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants might be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
In addition, the Registrants' generation plants and electrical distribution facilities and, for DTE Energy, gas pipeline and storage facilities, in particular may be targets of terrorist activities that could disrupt the Registrants' ability to produce or distribute some portion of their products. The Registrants have increased security as a result of past events and may be required by regulators or by the future terrorist threat environment to make investments in security that the Registrants cannot currently predict.

Failure to maintain the security of personally identifiable information could adversely affect the Registrants.  In connection with the Registrant's businesses, they collect and retain personally identifiable information of their customers, shareholders, and employees. Customers, shareholders, and employees expect that the Registrants will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss, or fraudulent use of customer, shareholder, employee, or Registrant data by cybercrime or otherwise could adversely impact the Registrants' reputation and could result in significant costs, fines, and litigation.
Failure to attract and retain key executive officers and other skilled professional and technical employees could have an adverse effect on the Registrants' operations.  The Registrants' businesses are dependent on their ability to attract and retain skilled employees. Competition for skilled employees in some areas is high, and the inability to attract and retain these employees could adversely affect the Registrants' business and future operating results. In addition, the Registrants have an aging utility workforce, and the failure of a successful transfer of knowledge and expertise could negatively impact their operations.
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 4,900 and DTE Electric's approximately 2,600 represented employees. The majority of represented employees are under contracts that expire in 2016 and 2017. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
If DTE Energy's goodwill becomes impaired, it may be required to record a charge to earnings.  DTE Energy annually reviews the carrying value of goodwill associated with acquisitions it has made for impairment. Factors that may be considered for purposes of this analysis include any change in circumstances indicating that the carrying value of DTE Energy goodwill may not be recoverable, such as a decline in stock price and market capitalization, future cash flows, and slower growth rates in the industry. DTE Energy cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the economy or markets in which it operates; however, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, DTE Energy may take a non-cash impairment charge, which could potentially materially impact DTE Energy's results of operations and financial position.
The Registrants' businesses have safety risks. The Registrants' electric distribution system, power plants, wind energy equipment, and other facilities, and DTE Energy's gas distribution system, gas infrastructure, and other facilities, could be involved in incidents that result in injury, death or property loss to employees, customers, or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they could experience financial loss, damage to their reputation, and negative consequences from regulatory agencies or other public authorities.
The Registrants may not be fully covered by insurance.  The Registrants have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of acts of God, terrorism, or a combination of other significant unforeseen events that could impact the Registrants' operations. Economic losses might not be covered in full by insurance, or the Registrants' insurers may be unable to meet contractual obligations.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For more information on material legal proceedings and matters related to the Registrants, see Notes 8 and 17 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies".

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of DTE Energy common stock on the Composite Tape of the New York Stock Exchange and dividends paid per share for each quarterly period during the past two years:

				Dividends Paid per Share
Year	Quarter	High	Low
2015
	First	$92.27	$76.84	$0.6900
	Second	$84.27	$73.23	$0.6900
	Third	$85.12	$74.53	$0.7300
	Fourth	$85.36	$77.35	$0.7300
2014
	First	$74.61	$64.84	$0.6550
	Second	$79.45	$72.76	$0.6550
	Third	$78.89	$71.60	$0.6900
	Fourth	$90.77	$75.76	$0.6900
At December 31, 2015, there were 179,470,213 shares of DTE Energy common stock outstanding. These shares were held by a total of 58,999 shareholders of record.
DTE Energy paid cash dividends on common stock of $501 million in 2015, $470 million in 2014, and $445 million in 2013. The amount of future dividends will depend on DTE Energy's earnings, cash flows, financial condition, and other factors that are periodically reviewed by the DTE Energy Board of Directors. Although there can be no assurances, DTE Energy anticipates paying dividends for the foreseeable future.
All of the 138,632,324 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
DTE Electric paid cash dividends on common stock of $395 million in 2015, $370 million in 2014, and $342 million in 2013.
For information on DTE Energy dividend restrictions, see Note 15 to the Consolidated Financial Statements in Item 8 of this Report, "Short-Term Credit Arrangements and Borrowings".
All of DTE Energy's equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. For additional detail, see Note 19 to the Consolidated Financial Statements in Item 8 of this Report, "Stock-Based Compensation".
See the following table for information as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	262,282	$42.52	2,892,454

UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2015:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2015 — 10/31/2015	1,576	$79.43	—	—	—
11/01/2015 — 11/30/2015	2,436	$78.53	—	—	—
12/01/2015 — 12/31/2015	1,900	$78.42	—	—	—
Total	5,912		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2011	2012	2013	2014	2015
DTE Energy Company	25.76	14.90	14.89	34.61	(3.77)
S&P 500 Index	2.11	16.00	32.39	13.69	1.38
S&P 500 Multi-Utilities Index	18.41	4.24	17.88	28.94	(1.73)

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2010	2011	2012	2013	2014	2015
DTE Energy Company	100	125.76	144.51	166.03	223.49	215.07
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Multi-Utilities Index	100	118.41	123.42	145.50	187.59	184.35

Item 6. Selected Financial Data
The following selected financial data of DTE Energy should be read in conjunction with the accompanying Management’s Discussion and Analysis in Item 7 of this Report and Combined Notes to Consolidated Financial Statements in Item 8 of this Report. This information has been omitted for DTE Electric per General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Operating Revenues	$10,337	$12,301	$9,661	$8,791	$8,858
Net Income Attributable to DTE Energy Company
Income from continuing operations attributable to DTE Energy Company (a)	$727	$905	$661	$666	$714
Discontinued operations (b)	—	—	—	(56)	(3)
Net Income Attributable to DTE Energy Company	$727	$905	$661	$610	$711
Diluted Earnings Per Common Share
Income from continuing operations	$4.05	$5.10	$3.76	$3.88	$4.20
Discontinued operations	—	—	—	(0.33)	(0.02)
Diluted Earnings Per Common Share	$4.05	$5.10	$3.76	$3.55	$4.18
Financial Information
Dividends declared per share of common stock	$2.84	$2.69	$2.59	$2.42	$2.32
Total assets	$28,737	$27,899	$25,935	$26,318	$25,958
Long-term debt, including capital leases	$8,835	$8,343	$7,214	$7,014	$7,187
Shareholders’ equity	$8,772	$8,327	$7,921	$7,373	$7,009
_______________________________________

(a)	2011 results include an $87 million income tax benefit related to the enactment of the MCIT.

(b)	Discontinued operations represents DTE Energy's Unconventional Gas Production business that was sold in 2012 resulting in a $55 million after-tax loss on sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2015 operating revenues of approximately $10.3 billion and assets of approximately $28.7 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$727	$905	$661
Diluted Earnings per Common Share	$4.05	$5.10	$3.76
The decrease in 2015 Net Income Attributable to DTE Energy Company is primarily due to lower earnings in the Energy Trading and Power and Industrial Projects segments. The increase in 2014 Net Income Attributable to DTE Energy Company is primarily due to higher earnings in the Energy Trading, Electric, Power and Industrial Projects, and Gas Storage and Pipelines segments.

Please see detailed explanations of segment performance in the following Results of Operations section.
DTE Energy's strategy is to achieve long-term earnings growth, a strong balance sheet, and an attractive dividend yield.
DTE Energy's utilities are investing capital to improve customer reliability through investments in base infrastructure and new generation, and to comply with environmental requirements. DTE Energy expects that planned significant capital investments will result in earnings growth. DTE Energy is focused on executing plans to achieve operational excellence and customer satisfaction with a focus on customer affordability. DTE Energy operates in a constructive regulatory environment and has solid relationships with its regulators.
DTE Energy has significant investments in non-utility businesses. DTE Energy employs disciplined investment criteria when assessing growth opportunities that leverage its assets, skills, and expertise, and provides diversity in earnings and geography. Specifically, DTE Energy invests in targeted energy markets with attractive competitive dynamics where meaningful scale is in alignment with its risk profile. DTE Energy expects growth opportunities in the Gas Storage and Pipelines and Power and Industrial Projects segments.
A key priority for DTE Energy is to maintain a strong balance sheet which facilitates access to capital markets and reasonably priced short-term and long-term financing. Near-term growth will be funded through internally generated cash flows and the issuance of debt and equity. DTE Energy has an enterprise risk management program that, among other things, is designed to monitor and manage exposure to earnings and cash flow volatility related to commodity price changes, interest rates, and counterparty credit risk.
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.
DTE Electric's capital investments over the 2016-2020 period are estimated at $8.2 billion comprised of $3.8 billion for maintenance and other projects, $3.2 billion for distribution infrastructure, and $1.2 billion for new generation. Over the next fifteen years, DTE Electric plans to retire a portion of its coal-fired generation and to increase the proportion of its generation mix attributable to natural gas-fired generation and renewables. DTE Electric acquired two natural gas facilities in 2015, as described in Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities". DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.
DTE Gas' capital investments over the 2016-2020 period are estimated at $1.6 billion comprised of $750 million for base infrastructure, $650 million for gas main renewal, meter move out, and pipeline integrity programs, and $200 million for expenditures related to the NEXUS Pipeline. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment. See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" for a description of DTE Gas' IRM.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2016-2020 period are estimated at $2.0 billion to $2.6 billion for gathering and pipeline investments and expansions, including the NEXUS Pipeline. Power and Industrial Projects' capital investments over the 2016-2020 period are estimated at $600 million to $950 million for investments in cogeneration and on-site energy projects.
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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions of mercury and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years. To comply with these requirements, DTE Electric spent approximately $2.3 billion through 2015. It is estimated that DTE Electric will make capital expenditures of approximately $40 million in 2016.
As directed by a June 2013 Presidential Memorandum, the EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in August 2015, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon performance standards, known as the Clean Power Plan (CPP), require states to meet emission reduction targets from existing fossil-fueled EGUs beginning in 2022. The EPA has finalized interim standards applicable from 2022 to 2029 leading to emission standards to be achieved in 2030. States must submit initial compliance plans in September 2016, but may request an extension to submit a final compliance plan by September 2018. States that fail to submit a plan or do not meet EPA criteria for a complete plan will be subject to a federal plan that was proposed by the EPA with the final CPP.
The Registrants are working with the State of Michigan and other stakeholders to shape the CPP compliance plan for Michigan. The final carbon standards for new sources are not expected to have a material impact on the Registrants, since the Registrants have no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. At the present time, it is not possible to determine the potential impact of the final performance standards for existing power plants due to the multitude of options available to states for compliance that require careful analysis and input from numerous stakeholders. Pending or future legislation or other regulatory actions could have a material impact on the Registrants' operations and financial position and the rates the Registrants charge its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. The Registrants would seek to recover these incremental costs through increased rates charged to their utility customers, as authorized by the MPSC.
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas-fired generation and/or nuclear sources, energy efficiency initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
See Items 1. and 2. Business and Properties and Note 17 to the Consolidated Financial Statements in Item 8 of this Report, "Commitments and Contingencies", for further discussion of Environmental Matters.
EXIT ACTIVITIES
During the fourth quarter of 2015, DTE Energy announced the closure of the Shenango Incorporated coke battery plant in response to a sharp downturn in the North American steel industry. The plant, which is part of the Power and Industrial Projects segment, is located in Pittsburgh, PA. As a result of the closure, DTE Energy recorded a one-time pre-tax non-cash impairment charge of $111 million. The charge included $96 million to fully impair the long-lived assets, employee severance expenses related to the workforce reduction of approximately 170 employees for $3 million, and other expenses, including write downs of inventory, of $12 million. The closure optimizes DTE Energy's coke production at its larger, more efficient facility. Production of coke from the Shenango battery ceased in January 2016. The plant closure will not significantly impact DTE Energy's earnings in future periods. As of December 31, 2015, no amounts have been paid to date under these exit activities. For amounts accrued at December 31, 2015 related to these exit activities, DTE Energy expects future cash payments of approximately $7 million to be made in 2016. DTE Energy anticipates incurring additional costs, including environmental remediation costs, in connection with the closure. An estimate of the amount of the additional costs and timing of the activities cannot be determined at December 31, 2015 as alternatives are currently being evaluated, however, the likelihood of these costs being material to DTE Energy's Consolidated Financial Statements is remote.
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments. Segment information, described below, includes intercompany revenues and expenses, and other income and deductions that are eliminated in the Consolidated Financial Statements.

	2015	2014	2013
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$542	$528	$484
Gas	132	140	143
Gas Storage and Pipelines	107	82	70
Power and Industrial Projects	16	90	66
Energy Trading	(22)	122	(58)
Corporate and Other	(48)	(57)	(44)
Net Income Attributable to DTE Energy Company	$727	$905	$661
ELECTRIC
The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.

The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	2015	2014	2013
	(In millions)
Operating Revenues — Utility operations	$4,901	$5,283	$5,199
Fuel and purchased power — utility	1,573	1,705	1,668
Gross Margin	3,328	3,578	3,531
Operation and maintenance	1,344	1,332	1,377
Depreciation and amortization	637	933	902
Taxes other than income	277	268	261
Asset (gains) losses and impairments, net	—	(1)	(3)
Operating Income	1,070	1,046	994
Other (Income) and Deductions	238	222	258
Income Tax Expense	290	296	252
Segment Net Income Attributable to DTE Energy Company	$542	$528	$484
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	2	4	3
DTE Electric Net Income Attributable to DTE Energy Company	$544	$532	$487
See DTE Electric's Consolidated Statements of Operations in Item 8 of this report for a complete view of its results.
Gross Margin decreased $250 million in 2015 and increased $47 million in 2014. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	2015	2014
	(In millions)
Implementation of new rates	$117	$—
Base sales, inclusive of weather effect	24	(48)
Renewable energy program	3	20
PSCR disallowance	(19)	—
Securitization bond and tax surcharge	(376)	(10)
Amortization of refundable revenue decoupling/deferred gain	—	63
Low-income energy assistance surcharge	—	17
Regulatory mechanisms and other	1	5
Increase (decrease) in Electric segment Gross Margin	$(250)	$47
Reconciliation of Electric segment Gross Margin to DTE Electric Gross Margin	(1)	—
Increase (decrease) in DTE Electric Gross Margin	$(251)	$47

	2015	2014	2013
	(In thousands of MWh)
DTE Electric Sales
Residential	15,001	14,940	15,273
Commercial	17,192	16,792	16,661
Industrial	9,690	10,199	10,303
Other	291	517	942
	42,174	42,448	43,179
Interconnection sales (a)	4,108	3,630	3,883
Total DTE Electric Sales	46,282	46,078	47,062

DTE Electric Deliveries
Retail and Wholesale	42,174	42,448	43,179
Electric retail access, including self generators (b)	4,899	5,033	5,200
Total DTE Electric Sales and Deliveries	47,073	47,481	48,379
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric residential and commercial sales increased due primarily to favorable weather, while industrial sales decreased due primarily to lower steel customer load.
Operation and maintenance expense increased $12 million in 2015 and decreased $45 million in 2014. The increase in 2015 is primarily due to increased power plant generation expenses of $28 million, increased line clearance expenses of $25 million, increased distribution operations expenses of $13 million, and $18 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014, partially offset by decreased storm restoration expenses of $63 million and decreased employee benefits of $7 million. The decrease in 2014 is primarily due to decreased employee benefit expenses of $68 million, decreased distribution operations expenses of $36 million, and decreased power plant generation expenses of $7 million, partially offset by higher storm restoration expenses of $19 million, increased low-income energy assistance of $17 million, $17 million of expenses related to the transition of PLD customers to DTE Electric's distribution system, and increased energy optimization and renewable energy expenses of $13 million. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition of former PLD customers that is reflected in the Depreciation and amortization line in DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense decreased $296 million in 2015 and increased $31 million in 2014. The 2015 decrease was due to $342 million of decreased amortization of regulatory assets related to Securitization and $15 million associated with the TRM, partially offset by $61 million of increased expenses due to an increased depreciable base. The 2014 increase was due to $42 million of increased expense due to an increased depreciable base and increased amortization of regulatory assets of $3 million, primarily related to Securitization, partially offset by $14 million associated with the TRM.
Other (Income) and Deductions increased $16 million in 2015 and decreased $36 million in 2014. The increase in 2015 was primarily due to lower investment earnings of $11 million and higher interest expense of $8 million. The decrease in 2014 was primarily due to decreased interest expenses of $18 million and the 2013 contribution to the DTE Energy Foundation of $18 million.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, uncertainty of legislative or regulatory actions regarding climate change and electric retail access, and effects of energy efficiency programs. DTE Electric residential and commercial sales have increased due primarily to improved economic activity and have been substantially offset by energy efficiency measures taken by customers. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.

DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. DTE Electric anticipates self-implementing a rate increase in August 2016 with an MPSC order expected by February 2017.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	2015	2014	2013
	(In millions)
Operating Revenues — Utility operations	$1,376	$1,636	$1,474
Cost of gas — utility	526	725	624
Gross Margin	850	911	850
Operation and maintenance	430	456	429
Depreciation and amortization	104	99	95
Taxes other than income	62	61	56
Operating Income	254	295	270
Other (Income) and Deductions	50	77	50
Income Tax Expense	72	78	77
Net Income Attributable to DTE Energy Company	$132	$140	$143
Gross Margin decreased $61 million in 2015 and increased $61 million in 2014. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	2015	2014
	(In millions)
Weather	$(64)	$31
Infrastructure recovery mechanism	12	7
Home protection program	4	7
Revenue decoupling mechanism	7	(3)
Midstream storage and transportation revenues	(10)	6
Other	(10)	13
Increase (decrease) in Gross Margin	$(61)	$61

	2015	2014	2013
Gas Markets (in Bcf)
Gas sales	122	138	128
End-user transportation	169	167	157
	291	305	285
Intermediate transportation	289	305	300
Total Gas sales	580	610	585
Operation and maintenance expense decreased $26 million in 2015 and increased $27 million in 2014. The decrease in 2015 is primarily due to decreased gas operations expenses of $12 million, decreased employee benefits expenses of $10 million, decreased transmission expenses of $3 million, and decreased uncollectible expenses of $3 million. The increase in 2014 is primarily due to increased gas operations expenses of $32 million, increased uncollectible expenses of $4 million, and increased corporate administrative expenses of $3 million, partially offset by decreased employee benefit expenses of $10 million and reduced energy optimization expenses of $2 million.

Other (Income) and Deductions decreased $27 million in 2015 and increased $27 million in 2014. The decrease in 2015 is primarily due to the 2014 contribution to the DTE Energy Foundation and other charitable organizations. The increase in 2014 is primarily due to contributions to the DTE Energy Foundation and other charitable organizations in 2014.
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
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant of $800 million, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. DTE Gas anticipates self-implementing a rate increase in November 2016 with an MPSC order expected by December 2016. Concurrent with the MPSC order in this rate case, the existing IRM surcharge will be terminated. However, in this rate case filing, DTE Gas requested to implement a new IRM surcharge to become effective in January 2017.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	2015	2014	2013
	(In millions)
Operating Revenues — Non-utility operations	$243	$203	$132
Operation and maintenance	58	46	25
Depreciation and amortization	30	34	23
Taxes other than income	5	4	3
Asset (gains) losses and impairments, net	—	1	—
Operating Income	150	118	81
Other (Income) and Deductions	(29)	(19)	(36)
Income Tax Expense	70	53	45
Net Income	109	84	72
Net Income Attributable to Noncontrolling Interests	2	2	2
Net Income Attributable to DTE Energy Company	$107	$82	$70
Operating Revenues — Non-utility operations increased $40 million in 2015 and increased $71 million in 2014. The 2015 increase is due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems, partially offset by decreased gas storage revenues due to expiring contracts being replaced with contracts at lower rates. The 2014 increase is due primarily to increased volumes on the Bluestone Pipeline and additional segments placed in service in the Susquehanna gathering system. Storage revenue also increased due to weather favorability in early 2014, partially offset by lower market rates.
Operation and maintenance expense increased $12 million in 2015 and increased $21 million in 2014. The 2015 increase is due primarily to increased activity on the Bluestone and Susquehanna projects and increased gas storage operations expense. The 2014 increase is due primarily to increased activity on the Bluestone and Susquehanna projects and increased corporate overheads due to growth of this segment.
Depreciation and amortization expense decreased $4 million in 2015 and increased $11 million in 2014. The 2015 decrease is due primarily to a change in the estimated useful life of Susquehanna gathering assets related to a contract extension in the fourth quarter of 2014, partially offset by additional Bluestone and Susquehanna projects placed in service. The 2014 increase is due primarily to the growth of the Bluestone and Susquehanna projects.

Other (Income) and Deductions increased $10 million in 2015 and decreased $17 million in 2014. The 2015 increase is due primarily to increased earnings from pipeline investments. The 2014 decrease is due primarily to decreased earnings from a pipeline investment and increased intercompany interest expense. The earnings from the pipeline investment were negatively impacted in 2014 by a revenue deferral for depreciation collected in FERC-approved tariff rates in excess of depreciation expense.
Outlook — Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. The 2015 capacity expansion of Bluestone Pipeline in Susquehanna County, Pennsylvania and Broome County, New York, is complete and included a second compressor facility and approximately six miles of additional pipeline loop to accommodate increased shipper demand. Planning and design activities are underway for Bluestone Pipeline's 2016 expansion. Additionally, the Susquehanna gathering system is being expanded to accommodate increased production. Despite recent pressure on producers from low commodity prices, DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline. A FERC application was filed in the fourth quarter of 2015 with an estimated in service date in the fourth quarter of 2017.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	2015	2014	2013
	(In millions)
Operating Revenues — Non-utility operations	$2,224	$2,289	$1,950
Fuel, purchased power, and gas — non-utility	1,837	1,913	1,571
Gross Margin	387	376	379
Operation and maintenance	379	368	343
Depreciation and amortization	78	77	72
Taxes other than income	15	15	15
Asset (gains) losses and impairments, net	106	(12)	(4)
Operating Loss	(191)	(72)	(47)
Other (Income) and Deductions	(58)	(66)	(73)
Income Taxes
Expense (Benefits)	(49)	(3)	8
Production Tax Credits	(91)	(97)	(53)
	(140)	(100)	(45)
Net Income	7	94	71
Net Income (Loss) Attributable to Noncontrolling Interests	(9)	4	5
Net Income Attributable to DTE Energy Company	$16	$90	$66
Gross Margin increased $11 million in 2015 and decreased $3 million in 2014. The 2015 increase is primarily due to an $8 million increase in production at a renewable power project, a $6 million increase in pricing at two landfill gas projects, a $6 million increase associated with a newly constructed project in the on-site business, and a $5 million increase in production in the REF business, partially offset by a $13 million decrease in product sales at the steel projects. The 2014 decrease is primarily due to a $13 million decrease in sales associated with project terminations in the on-site energy business, $12 million of higher start-up costs associated with new projects in the REF business, a $3 million decrease in lower pricing in the steel business, partially offset by a $19 million increase associated with new renewable power and landfill gas projects, and a $6 million increase due to the closing of the coal transportation business.

Operation and maintenance expense increased $11 million in 2015 and increased $25 million in 2014. The 2015 increase is primarily due to costs associated with closure of the Shenango coke battery. The 2014 increase is primarily due to $16 million of higher maintenance and general administrative expenses in the steel business and $9 million of higher spending associated with the start-up of a renewable power project.
Depreciation and amortization expense increased by $1 million in 2015 and increased by $5 million in 2014. The 2014 increase is primarily due to $4 million associated with the start-up of a renewable power project.
Asset (gains) losses and impairments, net decreased by $118 million in 2015 and increased by $8 million in 2014. The 2015 decrease is due primarily to the closure of the Shenango coke battery and a renewable power project. The 2014 increase is due primarily to a gain associated with a sale of an on-site project in 2014 and an asset impairment recorded in 2013.
Other (Income) and Deductions decreased by $8 million in 2015 and decreased $7 million in 2014. The 2015 decrease is due primarily to charitable contributions, and the 2014 decrease is due primarily to lower equity earnings at various projects.
Income Taxes - Expense (Benefits) decreased by $46 million in 2015. The decrease is primarily due to the impact of the closure of the Shenango coke battery and a renewable power project.
Income Taxes - Production Tax Credits decreased by $6 million in 2015 and increased $44 million in 2014. The 2015 decrease is primarily due to the reduction of ownership interests in the REF projects. The 2014 increase is due primarily to higher production volumes of refined coal that resulted in higher tax credits at REF projects.
Net Income (Loss) Attributable to Noncontrolling Interests decreased by $13 million in 2015 and decreased by $1 million in 2014. The 2015 loss allocated to noncontrolling interests is primarily due to lease arrangements with investors at various REF facilities.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at nine sites including facilities located at six third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in two of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of relocating underutilized facility equipment at an existing site to a new third-party owned coal-fired power plant. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant.
DTE Energy expects decreased production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2016. A recent downturn in the steel industry in the United States will likely negatively impact the volume and pricing of metallurgical coke sales for the upcoming year. See discussion of potential impairment risk related to long-lived steel related assets in the Critical Accounting Estimates section. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
Power and Industrial Projects will continue to leverage its extensive energy-related operating experience and project management capability to develop additional energy projects to serve energy intensive industrial customers.

ENERGY TRADING
Energy Trading focuses on physical and financial power and natural gas marketing and trading, structured transactions, enhancement of returns from its asset portfolio, and optimization of contracted natural gas pipeline transportation and storage positions. Energy Trading also provides natural gas, power, and related services, which may include the management of associated storage and transportation contracts on the customers' behalf, and the supply or purchase of renewable energy credits to various customers. Energy Trading results are discussed below:

	2015	2014	2013
	(In millions)
Operating Revenues — Non-utility operations	$2,459	$3,762	$1,771
Purchased power and gas — non-utility	2,417	3,478	1,782
Gross Margin	42	284	(11)
Operation and maintenance	67	70	72
Depreciation and amortization	2	1	1
Taxes other than income	4	4	4
Operating Income (Loss)	(31)	209	(88)
Other (Income) and Deductions	6	10	8
Income Tax Expense (Benefit)	(15)	77	(38)
Net Income (Loss) Attributable to DTE Energy Company	$(22)	$122	$(58)
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility were impacted by a decrease in gas prices, partially offset by an increase in volumes, primarily in the gas structured strategy for the year ended December 31, 2015. For 2014, these line items were impacted by an increase in gas volumes and prices, primarily in the gas structured strategy.
Gross Margin decreased $242 million in 2015 and increased $295 million in 2014. The decrease in 2015 and the increase in 2014 are primarily due to timing from MTM adjustments on certain transactions in the gas structured strategy.
The decrease in Gross Margin in 2015 represents a $155 million decrease in realized margins and an $87 million decrease in unrealized margins. The $155 million decrease in realized margins is due to $201 million of unfavorable results, primarily in gas structured, and power trading strategies, offset by $46 million of favorable results, primarily in power full requirements and gas transportation strategies. The $87 million decrease in unrealized margins is due to $120 million of unfavorable results, primarily in the gas structured strategy, offset by $33 million of favorable results, primarily in power full requirements and gas transportation strategies.
The increase in Gross Margin in 2014 represents a $92 million increase in realized margins and a $203 million increase in unrealized margins. The $92 million increase in realized margins is due to $149 million of favorable results, primarily in gas structured and gas transportation strategies, offset by $57 million of unfavorable results, primarily in power full requirements, gas full requirements, and gas trading strategies. The $203 million increase in unrealized margins is due to $211 million of favorable results, primarily in gas structured and gas full requirements strategies, offset by $8 million of unfavorable results, primarily in the power full requirements strategy.
During the first quarter of 2015, Energy Trading experienced slightly colder than normal weather conditions, on average, in the gas and power markets served, unlike the extreme weather conditions in the midwest and northeast that Energy Trading experienced in the first quarter of 2014. Consequently, this led to less favorable results in gas asset optimization strategies due to lower gas prices as compared to 2014, partially offset by lower realized losses from Energy Trading's power full requirements strategy as compared to 2014.

Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $201 million of unfavorable realized results for the year ended December 31, 2015 related to gas strategies is $113 million of timing related gains and losses recognized in previous years that reversed as the underlying contracts settled. The $113 million of timing related items is comprised of a reversal of timing related losses of $65 million in 2014 and a reversal of timing gains of $48 million in 2015. Included in the $120 million of unfavorable unrealized results for the year ended December 31, 2015, related to gas strategies is $126 million of timing related gains and losses. The $126 million of timing related items is the variance of timing gains of $102 million in 2014 and timing losses of $24 million in 2015, which will reverse in future periods as the underlying contracts settle.
Included in the $149 million of favorable realized results for the year ended December 31, 2014 in Energy Trading's gas strategies, is $65 million of timing related losses recognized in 2013 that reversed as the underlying contracts were settled. Included in the $211 million of favorable unrealized results for the year ended December 31, 2014 in Energy Trading's gas strategies, is $102 million of timing related gains which will reverse in future periods, and the absence of $89 million of timing related losses in 2013.
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
See also "Fair Value" in the "Capital Resources and Liquidity" section that follows and Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of this Report, “Fair Value” and "Financial and Other Derivative Instruments", respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, and holds certain non-utility debt and energy-related investments. The 2015 net loss of $48 million represents an improvement of $9 million from the 2014 net loss of $57 million due primarily to 2014 investment impairments and lower deferred tax expense related to the impact of New York state income tax reform enacted in March 2014, partially offset by higher interest expense. The 2014 net loss of $57 million represents an increase of $13 million from the 2013 net loss of $44 million due primarily to increased impairments of investments and increased deferred tax expense related to New York state income tax reform enacted in March 2014.
See Note 9 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes".

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2016 will be approximately $1.8 billion, or approximately $100 million lower than 2015, due primarily to higher working capital requirements. DTE Energy anticipates base level utility capital investments; environmental, renewable, and energy optimization expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2016 of approximately $2.7 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	2015	2014	2013
Cash and Cash Equivalents	(In millions)
Cash Flows From (Used For)
Operating Activities:
Net Income	$720	$911	$668
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	852	1,145	1,094
Nuclear fuel amortization	46	48	38
Allowance for equity funds used during construction	(21)	(21)	(15)
Deferred income taxes	237	356	164
Asset (gains) losses and impairments, net	107	(4)	(8)
Working capital and other	(30)	(596)	213
Net cash from operating activities	1,911	1,839	2,154
Investing Activities:
Plant and equipment expenditures — utility	(1,817)	(1,784)	(1,534)
Plant and equipment expenditures — non-utility	(203)	(265)	(342)
Acquisition	(241)	—	—
Proceeds from sale of assets	16	45	36
Restricted cash for debt redemption, principally Securitization, net	97	3	(1)
Other	(56)	(59)	(65)
Net cash used for investing activities	(2,204)	(2,060)	(1,906)
Financing Activities:
Issuance of long-term debt, net of issuance costs	956	1,736	1,234
Redemption of long-term debt	(286)	(1,237)	(961)
Short-term borrowings, net	101	267	(109)
Issuance of common stock	9	—	39
Repurchase of common stock	—	(52)	—
Dividends on common stock	(501)	(470)	(445)
Other	3	(27)	(19)
Net cash from (used for) financing activities	282	217	(261)
Net Decrease in Cash and Cash Equivalents	$(11)	$(4)	$(13)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased $72 million in 2015. The increase in operating cash flows reflects a decrease in cash expenditures for working capital items, partially offset by lower Net Income after adjusting for non-cash and non-operating items. The decreases in depreciation and amortization and deferred income taxes are partially offset by the increase in asset (gains) losses and impairments, which is primarily due to DTE Energy's closure of the Shenango coke battery plant in 2015. See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities".
Cash from operations decreased $315 million in 2014. The reduction in operating cash flows reflects an increase in cash expenditures for working capital items, partially offset by higher Net Income after adjusting for non-cash and non-operating items (primarily depreciation and amortization and deferred income taxes).
The change in working capital items in 2015 primarily related to increases in regulatory assets and liabilities, derivative assets and liabilities, accounts receivable, net, and inventories, partially offset by decreases in accrued pension liability, accrued postretirement liability, and accounts payable. The change in working capital items in 2014 primarily related to fuel inventories, derivative assets and liabilities, and regulatory assets and liabilities, partially offset by the change in accounts receivable, net, accounts payable, and pension and other postretirement liabilities.

Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve the electric generation, the electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy requirements.
Capital spending within the non-utility businesses is primarily for ongoing maintenance, expansion, and growth. DTE Energy looks to make growth investments that meet strict criteria in terms of strategy, management skills, risks, and returns. All new investments are analyzed for their rates of return and cash payback on a risk adjusted basis. DTE Energy has been disciplined in how it deploys capital and will not make investments unless they meet the criteria. For new business lines, DTE Energy initially invests based on research and analysis. DTE Energy starts with a limited investment, evaluates the results, and either expands or exits the business based on those results. In any given year, the amount of growth capital will be determined by the underlying cash flows of DTE Energy, with a clear understanding of any potential impact on its credit ratings.
Net cash used for investing activities increased $144 million in 2015 due primarily to DTE Energy's $241 million acquisition in January. This is partially offset by the increase in restricted cash for debt redemption as this activity primarily relates to Securitization bonds that were fully redeemed in March 2015.
Net cash used for investing activities increased $154 million in 2014 due primarily to increased capital expenditures by the utility businesses, partially offset by decreased capital expenditures by the non-utility business and increased proceeds from sale of assets.
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
Net cash from financing activities increased $65 million in 2015. The increase is primarily attributable to decreased redemptions of long-term debt, which is offset by decreases in issuances of long-term debt, short-term borrowings, and repurchase of common stock.
Net cash from financing activities increased $478 million in 2014. The increase is primarily attributable to increases in short-term borrowings and issuances of long-term debt, partially offset by increased redemptions of long-term debt, repurchases of common stock, and increased dividends on common stock.
Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Non-utility growth is expected from additional investments, primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments.
DTE Energy may be impacted by the timing of collection or refund of various recovery and tracking mechanisms, as a result of timing of MPSC orders. Energy prices are likely to be a source of volatility with regard to working capital requirements for the foreseeable future. DTE Energy continues its efforts to identify opportunities to improve cash flows through working capital initiatives and maintaining flexibility in the timing and extent of long-term capital projects.
DTE Energy has approximately $500 million in long-term debt maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.5 billion of available liquidity at December 31, 2015, consisting of cash and amounts available under unsecured revolving credit agreements.

DTE Energy expects to issue approximately $100 million of common stock in 2016 through its pension and other employee benefit plans.
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making 2016 contributions to the pension plans of up to $180 million and up to $20 million to the other postretirement benefit plans. The planned contributions will be made in cash or a combination of cash and DTE Energy common stock.
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $412 million.
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
See Notes 8, 9, 13, 15, and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters", "Income Taxes", "Long-Term Debt", "Short-Term Credit Arrangements and Borrowings", and "Retirement Benefits and Trusteed Assets".
Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2015:

	Total	2016	2017-2018	2019-2020	2021 and Beyond
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other (a)	$8,820	$465	$416	$1,115	$6,824
Junior subordinated debentures	480	—	—	—	480
Capital lease obligations	24	9	12	3	—
Interest	7,022	475	756	754	5,037
Operating leases	197	37	55	34	71
Electric, gas, fuel, transportation, and storage purchase obligations (b)	6,097	1,918	1,542	575	2,062
Long-term DTE Electric renewable energy power purchase agreements (c)(d)	1,379	82	165	165	967
Other long-term obligations (e)(f)(g)	126	38	64	10	14
Total obligations	$24,145	$3,024	$3,010	$2,656	$15,455
_______________________________________

(a)	Excludes $15 million of unamortized discount on debt.

(b)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(c)
The agreements represent the minimum settlements with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 44% to 100%.

(d)	Excludes a power purchase agreement with a non-utility affiliate of DTE Energy.

(e)	Includes liabilities for unrecognized tax benefits of $3 million.

(f)	Excludes other long-term liabilities of $138 million not directly derived from contracts or other agreements.

(g)
At December 31, 2015, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to the other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the Capital Resources and Liquidity and Critical Accounting Estimates sections herein and in Note 18 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets".

Credit Ratings
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell, or hold securities. DTE Energy, DTE Electric, and DTE Gas' credit ratings affect their costs of capital and other terms of financing, as well as their ability to access the credit and commercial paper markets. DTE Energy, DTE Electric, and DTE Gas' management believes that the current credit ratings provide sufficient access to capital markets. However, disruptions in the banking and capital markets not specifically related to DTE Energy, DTE Electric, and DTE Gas may affect their ability to access these funding sources or cause an increase in the return required by investors.
As part of the normal course of business, DTE Electric, DTE Gas, and various non-utility subsidiaries of DTE Energy routinely enter into physical or financially settled contracts for the purchase and sale of electricity, natural gas, coal, capacity, storage, and other energy-related products and services. Certain of these contracts contain provisions which allow the counterparties to request that DTE Energy posts cash or letters of credit in the event that the senior unsecured debt rating of DTE Energy is downgraded below investment grade. The amount of such collateral which could be requested fluctuates based upon commodity prices and the provisions and maturities of the underlying transactions and could be substantial. Also, upon a downgrade below investment grade, DTE Energy, DTE Electric, and DTE Gas could have restricted access to the commercial paper market, and if DTE Energy is downgraded below investment grade, the non-utility businesses, especially the Energy Trading and Power and Industrial Projects segments, could be required to restrict operations due to a lack of available liquidity. A downgrade below investment grade could potentially increase the borrowing costs of DTE Energy, DTE Electric, and DTE Gas and their subsidiaries and may limit access to the capital markets. The impact of a downgrade will not affect DTE Energy, DTE Electric, and DTE Gas' ability to comply with existing debt covenants. While DTE Energy, DTE Electric, and DTE Gas currently do not anticipate such a downgrade, they cannot predict the outcome of current or future credit rating agency reviews.
In February 2016, based on DTE Energy's strong and predictable earnings and cash flow, Fitch upgraded DTE Energy's unsecured debt rating from 'BBB' to 'BBB+' and upgraded DTE Electric's secured debt rating from 'A' to 'A+'.
CRITICAL ACCOUNTING ESTIMATES
The preparation of the Registrants' Consolidated Financial Statements in conformity with generally accepted accounting principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. The Registrants' management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Additional discussion of these accounting policies can be found in the Combined Notes to Consolidated Financial Statements in Item 8 of this Report.
Regulation
A significant portion of the Registrants' businesses are subject to regulation. This results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. DTE Electric and DTE Gas are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of the Registrants' businesses. The Registrants' management believes that currently available facts support the continued use of regulatory assets and liabilities and that all regulatory assets and liabilities are recoverable or refundable in the current rate environment.
See Note 8 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters".
Derivatives
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Changes in the fair value of the derivative instruments are recognized in earnings in the period of change. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded at fair value. Substantially all of the commodity contracts entered into by DTE Electric and DTE Gas meet the criteria specified for this exception.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets and liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants' management makes certain assumptions it believes that market participants would use in pricing assets and liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of the assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2015 and 2014. The Registrants' management believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
The fair values the Registrants calculate for their derivatives may change significantly as inputs and assumptions are updated for new information. Actual cash returns realized on derivatives may be different from the results the Registrants estimate using models. As fair value calculations are estimates based largely on commodity prices, the Registrants perform sensitivity analyses on the fair values of forward contracts. See the sensitivity analysis in Item 7A. of this report, "Quantitative and Qualitative Disclosures About Market Risk". See also the Fair Value section, herein.
See Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
Allowance for Doubtful Accounts
The Registrants each establish an allowance for doubtful accounts based on historical losses and their respective management's assessment of existing economic conditions, customer trends, and other factors. The allowance for doubtful accounts for DTE Electric and DTE Gas is calculated using the aging approach that utilizes rates developed in reserve studies and applies these factors to past due receivable balances. The Registrants believe the allowance for doubtful accounts is based on reasonable estimates.
Asset Impairments
Goodwill
Certain of DTE Energy's reporting units have goodwill or allocated goodwill resulting from business combinations. DTE Energy performs an impairment test for each of the reporting units with goodwill annually or whenever events or circumstances indicate that the value of goodwill may be impaired.
In performing Step 1 of the impairment test, DTE Energy compares the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.
For Step 1 of the test, DTE Energy estimates the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes an earnings multiple approach, which incorporates the current market values of comparable entities. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. DTE Energy also employs market-based valuation techniques to test the reasonableness of the indications of value for the reporting units determined under the cash flow technique.
DTE Energy performs an annual impairment test each October. In between annual tests, DTE Energy monitors its estimates and assumptions regarding estimated future cash flows, including the impact of movements in market indicators in future quarters, and will update the impairment analyses if a triggering event occurs. While DTE Energy believes the assumptions are reasonable, actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact DTE Energy's earnings.

DTE Energy performed its annual impairment test as of October 1, 2015 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. As part of the annual impairment test, DTE Energy also compared the aggregate fair value of the reporting units to its overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to an acquisition control premium (the price in excess of a stock's market price that investors typically pay to gain control of an entity).
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2015 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction % (a)	Discount Rate	Terminal Multiple (b)	Valuation Methodology (c)
	(In millions)
Electric	$1,208	37%	7%	9.5x	DCF, assuming stock sale
Gas	743	31%	6%	10.5x	DCF, assuming stock sale
Gas Storage and Pipelines	24	74%	8%	11.0x	DCF, assuming asset sale
Power and Industrial Projects (d)	26	23%	7%	10.0x	DCF, assuming asset sale (e)
Energy Trading	17	47%	10%	n/a (f)	DCF, assuming asset sale
	$2,018
______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation, and amortization (EBITDA).

(c)	Discounted cash flows (DCF) incorporated 2016-2020 projected cash flows plus a calculated terminal value.

(d)	Power and Industrial Projects excludes the Biomass reporting unit, as this unit has no allocated goodwill.

(e)	Asset sales were assumed, except for Power and Industrial Projects' reduced emissions fuels projects, which assumed stock sales.

(f)
Due to lack of market comparable information for Energy Trading, DTE Energy capitalized the terminal year cash flows at the weighted average cost of capital (WACC) in lieu of applying a terminal EBITDA multiple.

DTE Energy identified a goodwill impairment test trigger for its Power and Industrial Projects reporting unit during the fourth quarter of 2015. The trigger related to the closure of the Shenango coke battery plant and the testing for recoverability of the long-lived asset for another coke battery in response to a sharp downturn in the North American steel industry. Accordingly, DTE Energy performed an interim goodwill impairment test for the Power and Industrial Projects reporting unit as of November 30, 2015 using updated cash flow and discount rate assumptions. As compared to the annual test, the interim valuation was negatively impacted by the projected lower value expected to be realized from DTE Energy's steel-related projects during 2016 and a higher discount rate. The fair value reduction percentage decreased from 23% to 16%. The fair value of the reporting unit exceeded its carrying value including goodwill. Therefore, the reporting unit passed Step 1 of the impairment test. No other triggers were identified during the fourth quarter of 2015. In 2016, DTE Energy will continue to monitor the North American steel industry for other events that may indicate the fair value of goodwill is below the carrying value of the Power and Industrial Projects reporting unit.
Long-Lived Assets
The Registrants evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset, or plans to dispose of the asset before the end of its useful life. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require the Registrants to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact their earnings.
During the fourth quarter of 2015, DTE Energy announced the closure of the Shenango coke battery plant. As a result of the closure, long-lived assets with a carrying value of $96 million were fully impaired.

In connection with the closure of the Shenango coke battery plant, DTE Energy reviewed another coke battery asset for events and circumstances that indicate the long-lived asset, of approximately $108 million, within the Power and Industrial Projects reporting unit might be impaired. However, DTE Energy’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. DTE Energy will continue to monitor the assumptions used in this analysis. Further deterioration of the steel industry could lead to a future impairment of the asset.
Pension and Other Postretirement Costs
DTE Energy sponsors defined benefit pension plans and other postretirement benefit plans for eligible employees of the Registrants. The measurement of the plan obligations and cost of providing benefits under these plans involve various factors, including numerous assumptions and accounting elections. When determining the various assumptions that are required, DTE Energy considers historical information as well as future expectations. The benefit costs are affected by, among other things, the actual rate of return on plan assets, the long-term expected return on plan assets, the discount rate applied to benefit obligations, the incidence of mortality, the expected remaining service period of plan participants, level of compensation and rate of compensation increases, employee age, length of service, the anticipated rate of increase of health care costs, benefit plan design changes, and the level of benefits provided to employees and retirees. Pension and other postretirement benefit costs attributed to the segments are included with labor costs and ultimately allocated to projects within the segments, some of which are capitalized.
DTE Energy had pension costs of $221 million in 2015, $179 million in 2014, and $228 million in 2013. Other postretirement benefit credits were $99 million in 2015, $123 million in 2014, and $42 million in 2013. Pension and other postretirement benefit credits for 2015 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.75% for the pension plans and 8.00% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2016 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 47% in equity markets, 25% in fixed income markets, including long duration bonds, and 28% invested in other assets. DTE Energy's 2016 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active investment management of 41% in equity markets, 25% in fixed income markets, and 34% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. Given market conditions and financial market risk considerations, DTE Energy is maintaining its long-term rate of return assumptions for the pension plans and the other postretirement plans at 7.75% and 8.00%, respectively, for 2016. DTE Energy believes these rates are reasonable assumptions for the long-term rate of return on the plan assets for 2016 given its investment strategy. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Financial markets in 2015 detracted from DTE Energy's investment performance resulting in unrecognized net losses. As of December 31, 2015, DTE Energy had $175 million of cumulative losses that remain to be recognized in the calculation of the MRV of pension assets related to investment performance in 2015 and 2014. For the other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 4.50% for the pension plans and 4.50% for the other postretirement plans at December 31, 2015 compared to 4.12% for the pension plans and 4.10% for the other postretirement plans at December 31, 2014.

The mortality assumptions that DTE Energy used to determine the pension and other postretirement benefit obligations as of December 31, 2015, were updated to incorporate the MP-2015 generational projection scale issued by the Society of Actuaries in 2015. The mortality assumptions used at December 31, 2015 are the RP-2014 mortality table, with variations by type of plan and participant’s union status and employment status, projected back to 2006 using Scale MP-2014 and projected forward using Scale MP-2015.
DTE Energy estimates that the 2016 total pension costs will approximate $175 million compared to $221 million in 2015, primarily due to higher discount rates and changes to the mortality tables, partially offset by less than expected 2015 returns. The 2016 other postretirement benefit credit will approximate $110 million compared to $99 million in 2015 due to higher discount rate, changes to the mortality tables, and favorable retiree medical utilization trends, partially offset by lower than expected financial market returns.
The health care trend rates for DTE Energy assume 6.25% for pre-65 participants and 6.75% for post-65 participants for 2016, trending down to 4.50% for both pre-65 and post-65 participants in 2027.
Future actual pension and other postretirement benefit costs (credits) will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2015 pension costs by approximately $38 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2015 pension costs by approximately $21 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2015 other postretirement credit by approximately $15 million. Lowering the discount rate assumption by one percentage point would have decreased the 2015 other postretirement credit by approximately $27 million. Lowering the health care cost trend assumptions by one percentage point would have increased the other postretirement credit for 2015 by approximately $6 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.4 billion at December 31, 2015 and $5.5 billion at December 31, 2014. At December 31, 2015, DTE Energy's qualified pension plans were underfunded by $1 billion and its other postretirement benefit plans were underfunded by $230 million. The 2015 funding levels generally increased due to increased discount rates, a change in the mortality tables, and plan sponsor contributions, partially offset by lower than expected financial market returns.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $177 million in 2015 and $188 million in 2014. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $180 million in 2016 and up to $960 million over the next five years. DTE Energy made other postretirement benefit plan contributions of $199 million in 2015 and $24 million in 2014. DTE Energy is required by orders issued by the MPSC to make other postretirement benefit contributions at least equal to the amounts included in the utilities' base rates. As a result, DTE Energy anticipates making up to $20 million of contributions to its other postretirement plans in 2016 and over the next five years. The planned contributions will be made in cash or a combination of cash and DTE Energy common stock.
See Note 18 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets".
Legal Reserves
The Registrants are involved in various legal proceedings, claims, and litigation arising in the ordinary course of business. The Registrants regularly assess their liabilities and contingencies in connection with asserted or potential matters, and establish reserves when appropriate. Legal reserves are based upon the Registrants' management’s assessment of pending and threatened legal proceedings and claims against the Registrants.

Accounting for Tax Obligations
The Registrants are required to make judgments regarding the potential tax effects of various financial transactions and results of operations in order to estimate their obligations to taxing authorities. The Registrants account for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If the benefit does not meet the more likely than not criteria for being sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Registrants also have non-income tax obligations related to property, sales and use, and employment-related taxes, and ongoing appeals related to these tax matters.
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2015 and 2014 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
See Note 9 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes".
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements in Item 8 of this Report, "New Accounting Pronouncements".
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments", respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 11 to Consolidated Financial Statements in Item 8 of this Report, "Fair Value".

The following tables provide details on changes in the Registrants' MTM net asset (or liability) position during 2015:

Total
(In millions)
MTM at December 31, 2014	$87
Reclassified to realized upon settlement	(45)
Changes in fair value recorded to income	(28)
Amounts recorded to unrealized income	(73)
Changes in fair value recorded in regulatory liabilities	12
Change in collateral held by (for) others	16
Option premiums paid (received) and other	(2)
MTM at December 31, 2015	$40
The table below shows the maturity of the Registrants' MTM positions. The positions from 2019 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2016	2017	2018	2019 and Beyond	Total Fair Value
	(In millions)
Level 1	$(13)	$(14)	$(2)	$4	$(25)
Level 2	21	7	5	2	35
Level 3	41	6	1	(52)	(4)
MTM before collateral adjustments	$49	$(1)	$4	$(46)	6
Collateral adjustments					34
MTM at December 31, 2015					$40
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
The Electric and Gas businesses have commodity price risk, primarily related to the purchases of coal, natural gas, uranium, and electricity. However, the Registrants do not bear significant exposure to earnings risk, as such changes are included in the PSCR and GCR regulatory rate-recovery mechanisms. In addition, changes in the price of natural gas can impact the valuation of lost and stolen gas, storage sales, and transportation services revenue at the Gas segment. The Gas segment manages its market price risk related to storage sales revenue primarily through the sale of long-term storage contracts. The Registrants are exposed to short-term cash flows or liquidity risk as a result of the time differential between actual cash settlements and regulatory rate recovery.
DTE Energy's Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage and transportation. DTE Energy manages its exposure through the use of short, medium, and long-term storage and transportation contracts.
DTE Energy's Power and Industrial Projects business segment is subject to electricity, natural gas, and coal product price risk. DTE Energy manages its exposure to commodity price risk through the use of long-term contracts.
DTE Energy's Energy Trading business segment has exposure to electricity, natural gas, coal, crude oil, heating oil, and foreign currency exchange price fluctuations. These risks are managed by the energy marketing and trading operations through the use of forward energy, capacity, storage, options, and futures contracts, within pre-determined risk parameters.

Credit Risk
Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.
Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.
The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2015:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A- and Greater	$164	$(2)	$162
BBB+ and BBB	230	—	230
BBB-	56	—	56
Total Investment Grade	450	(2)	448
Non-investment grade (b)	7	—	7
Internally Rated — investment grade (c)	238	—	238
Internally Rated — non-investment grade (d)	21	(4)	17
Total	$716	$(6)	$710
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

Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of December 31, 2015, DTE Energy had a floating rate debt-to-total debt ratio of approximately 5.2%.

Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2020.
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations, and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at December 31, 2015 and 2014 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of December 31, 2015 and 2014:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2015	2014	2015	2014	Change in the Fair Value of
	(In millions)
Gas contracts	$(5)	$(4)	$5	$5	Commodity contracts
Power contracts	$16	$—	$(16)	$—	Commodity contracts
Oil contracts	$1	$—	$(1)	$—	Commodity contracts
Interest rate risk — DTE Energy	$(372)	$(336)	$395	$356	Long-term debt
Interest rate risk — DTE Electric	$(225)	$(202)	$243	$216	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 12 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments".

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Energy’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Management’s report on internal control over financial reporting
Management of DTE Energy is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, DTE Energy's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2015, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Energy’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Energy Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 10, 2016

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,238	$6,884	$6,643
Non-utility operations	4,099	5,417	3,018
	10,337	12,301	9,661

Operating Expenses
Fuel, purchased power, and gas — utility	2,081	2,407	2,281
Fuel, purchased power, and gas — non-utility	3,481	4,615	2,544
Operation and maintenance	2,214	2,204	2,208
Depreciation and amortization	852	1,145	1,094
Taxes other than income	364	352	340
Asset (gains) losses and impairments, net	106	(12)	(9)
	9,098	10,711	8,458
Operating Income	1,239	1,590	1,203

Other (Income) and Deductions
Interest expense	450	429	436
Interest income	(13)	(10)	(9)
Other income	(209)	(196)	(201)
Other expenses	61	92	55
	289	315	281
Income Before Income Taxes	950	1,275	922

Income Tax Expense	230	364	254

Net Income	720	911	668

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(7)	6	7

Net Income Attributable to DTE Energy Company	$727	$905	$661

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$4.05	$5.11	$3.76

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$4.05	$5.10	$3.76

Weighted Average Common Shares Outstanding
Basic	179	177	175
Diluted	179	177	175
Dividends Declared per Common Share	$2.84	$2.69	$2.59
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net Income	$720	$911	$668

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $8, $(9), and $13, respectively	13	(18)	22
Net unrealized gains on investments during the period, net of taxes of $—, $1, and $1, respectively	1	1	2
Foreign currency translation	(4)	(2)	(2)
Other comprehensive income (loss)	10	(19)	22

Comprehensive income	730	892	690
Less comprehensive income (loss) attributable to noncontrolling interests	(7)	6	7
Comprehensive income attributable to DTE Energy Company	$737	$886	$683
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$37	$48
Restricted cash	23	120
Accounts receivable (less allowance for doubtful accounts of $49 and $54, respectively)
Customer	1,276	1,504
Other	72	94
Inventories
Fuel and gas	480	512
Materials and supplies	323	292
Derivative assets	129	128
Regulatory assets	32	76
Other	203	238
	2,575	3,012
Investments
Nuclear decommissioning trust funds	1,236	1,241
Investments in equity method investees	514	434
Other	186	194
	1,936	1,869
Property
Property, plant, and equipment	28,121	26,538
Less accumulated depreciation and amortization	(10,087)	(9,718)
	18,034	16,820
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,692	3,651
Securitized regulatory assets	—	34
Intangible assets	89	102
Notes receivable	85	90
Derivative assets	54	44
Other	254	259
	6,192	6,198
Total Assets	$28,737	$27,899
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$809	$973
Accrued interest	89	86
Dividends payable	131	122
Short-term borrowings	499	398
Current portion long-term debt, including capital leases	473	274
Derivative liabilities	57	77
Regulatory liabilities	41	153
Other	429	494
	2,528	2,577
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,340	7,860
Junior subordinated debentures	480	480
Capital lease obligations	15	3
	8,835	8,343
Other Liabilities
Deferred income taxes	3,923	3,701
Regulatory liabilities	569	667
Asset retirement obligations	2,194	1,962
Unamortized investment tax credit	62	41
Derivative liabilities	86	8
Accrued pension liability	1,133	1,280
Accrued postretirement liability	228	515
Nuclear decommissioning	177	182
Other	207	281
	8,579	8,637

Commitments and Contingencies (Notes 8 and 17)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,470,213 and 176,991,231 shares issued and outstanding, respectively	4,123	3,904
Retained earnings	4,794	4,578
Accumulated other comprehensive loss	(145)	(155)
Total DTE Energy Company Equity	8,772	8,327
Noncontrolling interests	23	15
Total Equity	8,795	8,342
Total Liabilities and Equity	$28,737	$27,899
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating Activities	(In millions)
Net Income	$720	$911	$668
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	852	1,145	1,094
Nuclear fuel amortization	46	48	38
Allowance for equity funds used during construction	(21)	(21)	(15)
Deferred income taxes	237	356	164
Equity earnings of equity method investees	(66)	(48)	(59)
Dividends from equity method investees	64	55	61
Asset (gains) losses and impairments, net	107	(4)	(8)
Changes in assets and liabilities:
Accounts receivable, net	259	48	(154)
Inventories	1	(177)	123
Accounts payable	(158)	128	14
Accrued pension liability	(147)	627	(644)
Accrued postretirement liability	(287)	165	(526)
Derivative assets and liabilities	47	(199)	107
Regulatory assets and liabilities	85	(1,177)	1,269
Other current and noncurrent assets and liabilities	172	(18)	22
Net cash from operating activities	1,911	1,839	2,154
Investing Activities
Plant and equipment expenditures — utility	(1,817)	(1,784)	(1,534)
Plant and equipment expenditures — non-utility	(203)	(265)	(342)
Acquisition	(241)	—	—
Proceeds from sale of assets	16	45	36
Restricted cash for debt redemption, principally Securitization, net	97	3	(1)
Proceeds from sale of nuclear decommissioning trust fund assets	885	1,146	1,118
Investment in nuclear decommissioning trust funds	(898)	(1,156)	(1,134)
Distributions from equity method investees	19	13	8
Contributions to equity method investees	(98)	(42)	(21)
Other	36	(20)	(36)
Net cash used for investing activities	(2,204)	(2,060)	(1,906)
Financing Activities
Issuance of long-term debt, net of issuance costs	956	1,736	1,234
Redemption of long-term debt	(286)	(1,237)	(961)
Short-term borrowings, net	101	267	(109)
Issuance of common stock	9	—	39
Repurchase of common stock	—	(52)	—
Dividends on common stock	(501)	(470)	(445)
Other	3	(27)	(19)
Net cash from (used for) financing activities	282	217	(261)
Net Decrease in Cash and Cash Equivalents	(11)	(4)	(13)
Cash and Cash Equivalents at Beginning of Period	48	52	65
Cash and Cash Equivalents at End of Period	$37	$48	$52

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$428	$415	$418
Income taxes	$14	$(35)	$121
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$207	$212	$329
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

				Accumulated
				Other	Non-
	Common Stock		Retained	Comprehensive	Controlling
	Shares	Amount	Earnings	Income (Loss)	Interest	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	172,352	$3,587	$3,944	$(158)	$38	$7,411
Net Income	—	—	661	—	7	668
Dividends declared on common stock	—	—	(454)	—	—	(454)
Issuance of common stock	589	39	—	—	—	39
Contribution of common stock to pension plan	3,026	200	—	—	—	200
Benefit obligations, net of tax	—	—	—	22	—	22
Net change in unrealized gains on investments, net of tax	—	—	—	2	—	2
Foreign currency translation	—	—	—	(2)	—	(2)
Stock-based compensation, distributions to noncontrolling interests, and other	1,120	81	(1)	—	(12)	68
Balance, December 31, 2013	177,087	$3,907	$4,150	$(136)	$33	$7,954
Net Income	—	—	905	—	6	911
Dividends declared on common stock	—	—	(476)	—	—	(476)
Repurchase of common stock	(713)	(52)	—	—	—	(52)
Benefit obligations, net of tax	—	—	—	(18)	—	(18)
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation				(2)		(2)
Stock-based compensation, distributions to noncontrolling interests, and other	617	49	(1)	—	(24)	24
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income (Loss)	—	—	727	—	(7)	720
Dividends declared on common stock	—	—	(510)	—	—	(510)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to VEBA Trust	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	13	—	13
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	(4)	—	(4)
Stock-based compensation, net contributions from noncontrolling interests, and other	946	93	(1)	—	15	107
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015, which is the end of the period covered by this report. Based on this evaluation, DTE Electric’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Management’s report on internal control over financial reporting
Management of DTE Electric is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, DTE Electric's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of DTE Electric has assessed the effectiveness of DTE Electric’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2015, DTE Electric’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an audit report of DTE Electric’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by DTE Electric’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit DTE Electric to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, DTE Electric’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Electric Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 10, 2016

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Revenues — Utility operations	$4,900	$5,282	$5,197

Operating Expenses
Fuel and purchased power — utility	1,574	1,706	1,668
Operation and maintenance	1,342	1,331	1,376
Depreciation and amortization	633	927	896
Taxes other than income	277	267	260
Asset (gains) losses and impairments, net	—	(1)	(3)
	3,826	4,230	4,197
Operating Income	1,074	1,052	1,000

Other (Income) and Deductions
Interest expense	258	250	268
Interest income	—	(1)	—
Other income	(60)	(62)	(54)
Other expenses	40	35	45
	238	222	259
Income Before Income Taxes	836	830	741

Income Tax Expense	292	298	254

Net Income	$544	$532	$487
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net Income	$544	$532	$487
Other comprehensive income (loss), net of tax:
Transfer of benefit obligations, net of taxes of $18 in 2015	27	—	—
Benefit obligations, net of taxes of $(4) and $4 for 2014 and 2013, respectively	—	(10)	5
Net unrealized gains on investments during the period, net of taxes of $—, $—, and $—, respectively	1	—	1
Other comprehensive income (loss)	28	(10)	6
Comprehensive income	$572	$522	$493
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$15	$14
Restricted cash, principally Securitization	—	96
Accounts receivable (less allowance for doubtful accounts of $28 and $29, respectively)
Customer	657	688
Affiliates	14	31
Other	40	15
Inventories
Fuel	271	269
Materials and supplies	251	231
Notes receivable
Affiliates	—	8
Other	—	8
Regulatory assets	17	46
Other	66	73
	1,331	1,479
Investments
Nuclear decommissioning trust funds	1,236	1,241
Other	35	172
	1,271	1,413
Property
Property, plant, and equipment	21,391	19,805
Less accumulated depreciation and amortization	(7,646)	(7,216)
	13,745	12,589
Other Assets
Regulatory assets	2,969	2,913
Securitized regulatory assets	—	34
Intangible assets	34	37
Prepaid postretirement costs — affiliates	24	—
Other	180	182
	3,207	3,166
Total Assets	$19,554	$18,647
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2015	2014
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$40	$60
Other	329	366
Accrued interest	62	58
Current portion long-term debt, including capital leases	157	118
Regulatory liabilities	19	150
Short-term borrowings
Affiliates	75	84
Other	272	50
Other	138	151
	1,092	1,037
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,473	5,144
Capital lease obligations	15	—
	5,488	5,144
Other Liabilities
Deferred income taxes	3,498	3,186
Regulatory liabilities	199	245
Asset retirement obligations	2,020	1,796
Unamortized investment tax credit	58	36
Nuclear decommissioning	177	182
Accrued pension liability — affiliates	976	1,200
Accrued postretirement liability — affiliates	307	520
Other	66	105
	7,301	7,270

Commitments and Contingencies (Notes 8 and 17)	—	—

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	3,786
Retained earnings	1,585	1,436
Accumulated other comprehensive income (loss)	2	(26)
Total Shareholder's Equity	5,673	5,196
Total Liabilities and Shareholder's Equity	$19,554	$18,647
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Activities
Net Income	$544	$532	$487
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	633	927	896
Nuclear fuel amortization	46	48	38
Allowance for equity funds used during construction	(20)	(21)	(14)
Deferred income taxes	320	297	108
Asset (gains) losses and impairments, net	—	(1)	(3)
Changes in assets and liabilities:
Accounts receivable, net	33	33	(30)
Inventories	(22)	(97)	36
Prepaid postretirement benefit costs — affiliates	(24)	—	—
Accounts payable	(46)	11	(23)
Accrued pension liability — affiliates	(224)	495	(663)
Accrued postretirement liability — affiliates	(213)	151	(417)
Regulatory assets and liabilities	65	(926)	1,029
Other current and noncurrent assets and liabilities	58	(65)	44
Net cash from operating activities	1,150	1,384	1,488
Investing Activities
Plant and equipment expenditures	(1,545)	(1,561)	(1,325)
Acquisitions	(310)	—	—
Restricted cash for debt redemption, principally Securitization, net	96	4	2
Notes receivable — affiliate	8	192	(200)
Proceeds from sale of nuclear decommissioning trust fund assets	885	1,146	1,118
Investment in nuclear decommissioning trust funds	(898)	(1,156)	(1,134)
Transfer of Rabbi Trust assets to affiliate	137	—	—
Other	6	(14)	(33)
Net cash used for investing activities	(1,621)	(1,389)	(1,572)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	942	768
Redemption of long-term debt	(135)	(837)	(590)
Capital contribution by parent company	300	190	400
Short-term borrowings, net — other	222	50	(130)
Short-term borrowings, net — affiliate	(8)	26	(22)
Dividends on common stock	(395)	(370)	(342)
Other	(7)	(9)	(3)
Net cash from (used for) financing activities	472	(8)	81
Net Increase (Decrease) in Cash and Cash Equivalents	1	(13)	(3)
Cash and Cash Equivalents at Beginning of Period	14	27	30
Cash and Cash Equivalents at End of Period	$15	$14	$27

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$244	$240	$256
Income taxes	$(53)	$4	$183
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$150	$162	$231
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2012	138,632	$1,386	$1,810	$1,129	$(22)	$4,303
Net Income	—	—	—	487	—	487
Dividends declared on common stock	—	—	—	(342)	—	(342)
Benefit obligations, net of tax	—	—	—	—	5	5
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	400	—	—	400
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net Income	—	—	—	532	—	532
Dividends declared on common stock	—	—	—	(370)	—	(370)
Benefit obligations, net of tax	—	—	—	—	(10)	(10)
Capital contribution by parent company	—	—	190	—	—	190
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	544	—	544
Dividends declared on common stock	—	—	—	(395)	—	(395)
Transfer of benefit obligations, net of tax	—	—	—	—	27	27
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	300	—	—	300
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
See Combined Notes to Consolidated Financial Statements

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements

Index of Combined Notes to Consolidated Financial Statements
The Combined Notes to Consolidated Financial Statements are a combined presentation for DTE Energy and DTE Electric. The following list indicates the Registrant(s) to which each note applies:

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions and Exit Activities	DTE Energy and DTE Electric
Note 5	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 6	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 7	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 8	Regulatory Matters	DTE Energy and DTE Electric
Note 9	Income Taxes	DTE Energy and DTE Electric
Note 10	Earnings Per Share	DTE Energy
Note 11	Fair Value	DTE Energy and DTE Electric
Note 12	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 13	Long-Term Debt	DTE Energy and DTE Electric
Note 14	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 15	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 16	Capital and Operating Leases	DTE Energy and DTE Electric
Note 17	Commitments and Contingencies	DTE Energy and DTE Electric
Note 18	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 19	Stock-Based Compensation	DTE Energy and DTE Electric
Note 20	Segment and Related Information	DTE Energy
Note 21	Related Party Transactions	DTE Electric
Note 22	Supplementary Quarterly Financial Information (Unaudited)	DTE Energy and DTE Electric

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

•
DTE Gas is a public gas utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million customers throughout Michigan and the sale of storage and transportation capacity; and

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
Combined Notes to Consolidated Financial Statements — (Continued)

Basis of Presentation
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
Certain prior year balances for the Registrants were reclassified to match the current year's Consolidated Financial Statements presentation. Such revisions include amounts reclassified to separate Operating Revenues and Fuel, purchased power, and gas between Utility operations and Non-utility operations and from Operations and maintenance to Fuel, purchased power, and gas — non-utility related to the Power and Industrial Projects segment. The reclassifications did not affect DTE Energy's Net Income for the prior periods, as such, they are not deemed material to the previously issued Consolidated Financial Statements. For reclassifications of deferred tax assets and liabilities arising from ASU 2015-17 see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements".
Principles of Consolidation
The Registrants consolidate all majority-owned subsidiaries and investments in entities in which they have controlling influence. Non-majority owned investments are accounted for using the equity method when the Registrants are able to significantly influence the operating policies of the investee. When the Registrants do not influence the operating policies of an investee, the cost method is used. These Consolidated Financial Statements also reflect the Registrants' proportionate interests in certain jointly-owned utility plants. The Registrants eliminate all intercompany balances and transactions.
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2015, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2015, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2015 and 2014. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. Securitization, included in the DTE Energy table below for December 31, 2014, also relates to DTE Electric. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	December 31, 2015	December 31, 2014
	Total	Securitization	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$14	$—	$7	$7
Restricted cash	8	96	8	104
Accounts receivable	18	26	15	41
Inventories	82	—	67	67
Property, plant, and equipment, net	66	—	81	81
Securitized regulatory assets	—	34	—	34
Other current and long-term assets	4	1	6	7
	$192	$157	$184	$341

LIABILITIES
Accounts payable and accrued current liabilities	$13	$3	$8	$11
Current portion long-term debt, including capital leases	8	105	10	115
Current regulatory liabilities	—	32	—	32
Mortgage bonds, notes, and other	10	—	15	15
Capital lease obligations	—	—	3	3
Other current and long-term liabilities	6	9	6	15
	$37	$149	$42	$191
Amounts for DTE Energy's non-consolidated VIEs as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(In millions)
Investment in equity method investees	$136	$134
Notes receivable	$15	$15
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. At December 31, 2015 and 2014, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $81 million, respectively. The difference is being amortized over the life of the underlying assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Equity method investees are described below:

	Investments		% Owned
Segment	2015	2014	2015	2014	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$89	$16	50%	50%	A proposed 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers
Vector Pipeline	96	98	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	111	110	26%	26%	182-mile pipeline serving markets in the Northeast
	$296	$224
Other Equity Method Investees
Other Segments	218	210
	$514	$434
The balance in Other Equity Method Investees are individually insignificant and are primarily from the Power and Industrial Projects segment. These investments are comprised of projects that deliver energy and utility-type products and services to an industrial customer, sell electricity from renewable energy projects under long-term power purchase agreements, and produce and sell metallurgical coke.
For further information by segment, see Note 20 to the Consolidated Financial Statements, "Segment and Related Information".

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Revenues
The Registrants' revenues from the sale and delivery of electricity, and DTE Energy's revenues from the sale, delivery, and storage of natural gas are recognized as services are provided. DTE Electric and DTE Gas record revenues for electricity and gas provided but unbilled at the end of each month. Rates for DTE Electric and DTE Gas include provisions to adjust billings for fluctuations in fuel and purchased power costs, cost of natural gas, and certain other costs. Revenues are adjusted for differences between actual costs subject to reconciliation and the amounts billed in current rates. Under or over recovered revenues related to these cost recovery mechanisms are included in Regulatory assets or liabilities on the Registrants' Consolidated Statements of Financial Position and are recovered or returned to customers through adjustments to the billing factors.
For further discussion of recovery mechanisms authorized by the MPSC, see Note 8 to the Consolidated Financial Statements, "Regulatory Matters".
DTE Energy's non-utility businesses recognize revenues as services are provided and products are delivered. For discussion of derivative contracts, see Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction, and contract services. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power and Industrial Projects recognized approximately $83 million, $78 million, and $81 million of Other income for the years ended December 31, 2015, 2014, and 2013, respectively.
For information on equity earnings by segment, see Note 20 to the Consolidated Financial Statements, "Segment and Related Information".
Accounting for ISO Transactions
DTE Electric participates in the energy market through MISO. MISO requires that DTE Electric submit hourly day-ahead, real-time, and FTR bids and offers for energy at locations across the MISO region. DTE Electric accounts for MISO transactions on a net hourly basis in each of the day-ahead, real-time, and FTR markets and net transactions across all MISO energy market locations. In any single hour DTE Electric records net purchases in Fuel, purchased power, and gas — utility and net sales in Operating Revenues — Utility operations on the Registrants' Consolidated Statements of Operations.
The Energy Trading segment participates in the energy markets through various independent system operators and regional transmission organizations (ISOs and RTOs). These markets require that Energy Trading submits hourly day-ahead, real-time bids and offers for energy at locations across each region. Energy Trading submits bids in the annual and monthly auction revenue rights and FTR auctions to the regional transmission organizations. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time, and FTR markets. These transactions are related to trading contracts which, if derivatives, are presented on a net basis in Operating Revenues — Non-utility operations, and if non-derivatives, the realized gains and losses for sales are recorded in Operating Revenues — Non-utility operations and purchases are recorded in Fuel, purchased power, and gas — non-utility in the DTE Energy Consolidated Statements of Operations.
DTE Electric and Energy Trading record accruals for future net purchases adjustments based on historical experience, and reconcile accruals to actual costs when invoices are received from MISO and other ISOs and RTOs.
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for the Registrants include unrealized gains and losses on available-for-sale securities and changes in benefit obligations, consisting of deferred actuarial losses and prior service costs. The amounts recorded to Accumulated other comprehensive income (loss) relating solely to DTE Energy also include unrealized gains and losses from derivatives accounted for as cash flow hedges, DTE Energy's interest in other comprehensive income of equity investees which comprise the net unrealized gains and losses on investments, and foreign currency translation adjustments. Refer to Note 18 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets", regarding the transfer of a portion of DTE Electric benefit obligations during the year.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Net Unrealized Loss on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations (b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2013	$(4)	$(6)	$(126)	$—	$(136)
Other comprehensive income (loss) before reclassifications	—	1	(25)	(2)	(26)
Amounts reclassified from Accumulated other comprehensive income	—	—	7	—	7
Net current-period Other comprehensive income (loss)	—	1	(18)	(2)	(19)
Balance, December 31, 2014	$(4)	$(5)	$(144)	$(2)	$(155)
Other comprehensive income (loss) before reclassifications	—	1	2	(4)	(1)
Amounts reclassified from Accumulated other comprehensive income	—	—	11	—	11
Net current-period Other comprehensive income (loss)	—	1	13	(4)	10
Balance, December 31, 2015	$(4)	$(4)	$(131)	$(6)	$(145)
______________________________________
(a)All amounts are net of tax, except for Foreign currency translation.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 18 to the Consolidated Financial Statements "Retirement Benefits and Trusteed Assets").

The following table summarizes the changes in DTE Electric's Accumulated other comprehensive income (loss) by component for the years ended December 31, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Net Unrealized Gain on Investments	Benefit Obligations (b)	Total
	(In millions)
Balance, December 31, 2013	$1	$(17)	$(16)
Other comprehensive loss before reclassifications	—	(12)	(12)
Amounts reclassified from Accumulated other comprehensive income	—	2	2
Net current-period Other comprehensive loss	—	(10)	(10)
Balance, December 31, 2014	$1	$(27)	$(26)
Other comprehensive income before reclassifications	1	—	1
Transfer of amounts from Accumulated other comprehensive income to affiliate	—	27	27
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period Other comprehensive income	1	27	28
Balance, December 31, 2015	$2	$—	$2
______________________________________
(a)All amounts are net of tax.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 18 to the Consolidated Financial Statements "Retirement Benefits and Trusteed Assets").

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, cash in banks, and temporary investments purchased with remaining maturities of three months or less. Restricted cash consists of funds held to satisfy requirements of certain debt and DTE Energy partnership operating agreements. Restricted cash designated for interest and principal payments within one year is classified as a Current Asset.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Receivables
Accounts receivable are primarily composed of trade receivables and unbilled revenue. The Registrants' Accounts receivable are stated at net realizable value.
The allowance for doubtful accounts for DTE Electric and DTE Gas is generally calculated using the aging approach that utilizes rates developed in reserve studies. DTE Electric and DTE Gas establish an allowance for uncollectible accounts based on historical losses and management’s assessment of existing economic conditions, customer trends, and other factors. Customer accounts are generally considered delinquent if the amount billed is not received by the due date, which is typically in 21 days, however, factors such as assistance programs may delay aggressive action. DTE Electric and DTE Gas assess late payment fees on trade receivables based on past-due terms with customers. Customer accounts are written off when collection efforts have been exhausted. The time period for write-off is 150 days after service has been terminated.
The customer allowance for doubtful accounts for DTE Energy's other businesses is calculated based on specific review of probable future collections based on receivable balances in excess of 30 days.
DTE Energy unbilled revenues of $620 million and $773 million, including $237 million and $250 million of DTE Electric unbilled revenues, are included in Customer Accounts receivable at December 31, 2015 and 2014, respectively.
Notes Receivable
Notes receivable, or financing receivables, for DTE Energy are primarily comprised of capital lease receivables and loans and are included in Notes receivable and Other current assets on DTE Energy’s Consolidated Statements of Financial Position. Notes receivable, or financing receivables, for DTE Electric are primarily comprised of loans.
Notes receivable are typically considered delinquent when payment is not received for periods ranging from 60 to 120 days. The Registrants cease accruing interest (nonaccrual status), consider a note receivable impaired, and establish an allowance for credit loss when it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the note receivable. Cash payments received on nonaccrual status notes receivable, that do not bring the account contractually current, are first applied to contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
In determining the allowance for credit losses for notes receivable, the Registrants consider the historical payment experience and other factors that are expected to have a specific impact on the counterparty’s ability to pay. In addition, the Registrants monitor the credit ratings of the counterparties from which they have Notes receivable.
Inventories
Inventory related to utility operations is generally valued at average cost. Inventory related to non-utility operations is valued at the lower of cost or market.
DTE Gas' natural gas inventory of $65 million and $43 million as of December 31, 2015 and 2014, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas remaining in storage exceeded the LIFO cost by $60 million and $110 million at December 31, 2015 and 2014, respectively.
Property, Retirement and Maintenance, and Depreciation and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads, and AFUDC for utility property. The cost of utility properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for Fermi 2.
Utility property at DTE Electric and DTE Gas is depreciated over its estimated useful life using straight-line rates approved by the MPSC.
DTE Energy's non-utility property is depreciated over its estimated useful life using the straight-line method.
Depreciation and amortization expense also includes the amortization of certain regulatory assets for the Registrants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Approximately $4 million and $16 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2015 and 2014, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 8 to the Consolidated Financial Statements, "Regulatory Matters".
The cost of nuclear fuel is capitalized. The amortization of nuclear fuel is included within Fuel, purchased power, and gas — utility in the DTE Energy Consolidated Statements of Operations, and Fuel and purchased power in the DTE Electric Consolidated Statements of Operations, and is recorded using the units-of-production method.
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
Intangible Assets
DTE Energy has certain Intangible assets as shown below:

	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	38	45
Contract intangible assets	117	122
	156	168
Less accumulated amortization	62	57
Intangible assets, net	94	111
Less current intangible assets	5	9
	$89	$102
DTE Electric has certain Intangible assets as shown below:

	December 31,
	2015	2014
	(In millions)
Emission allowances	$1	$1
Renewable energy credits	38	45
	39	46
Less current intangible assets	5	9
	$34	$37
Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the businesses by the Registrants. DTE Energy amortizes contract Intangible assets on a straight-line basis over the expected period of benefit, ranging from 1 to 26 years. DTE Energy's Intangible assets amortization expense was $11 million in 2015, $12 million in 2014, and $14 million in 2013.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Energy's estimated contract intangible amortization expense expected to be recognized during each year through 2020:

Estimated amortization expense	(In millions)
2016	$10
2017	$7
2018	$7
2019	$7
2020	$5
Excise and Sales Taxes
The Registrants record the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Registrants' Consolidated Statements of Operations.
Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. The deferred amounts are included in Other long-term assets on the Registrant's Consolidated Statements of Financial Position. In accordance with MPSC regulations applicable to DTE Energy’s electric and gas utilities the unamortized discount, premium, and expense related to utility debt redeemed with a refinancing are amortized over the life of the replacement issue. Discount, premium, and expense on early redemptions of debt associated with DTE Energy's non-utility operations are charged to earnings.
Investments in Debt and Equity Securities
The Registrants generally classify investments in debt and equity securities as either trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in earnings or in Other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to Regulatory assets or liabilities, due to a recovery mechanism from customers. The Registrants' equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 11 of the Consolidated Financial Statements, "Fair Value".
Government Grants
Grants are recognized when there is reasonable assurance that the grant will be received and that any conditions associated with the grant will be met. When grants are received related to Property, plant, and equipment, the Registrants reduce the cost of the assets on their Consolidated Statements of Financial Position, resulting in lower depreciation expense over the life of the associated asset. Grants received related to expenses are reflected as a reduction of the associated expense in the period in which the expense is incurred.
DTE Energy Foundation
DTE Energy's charitable contributions to the DTE Energy Foundation were $12 million, $25 million, and $18 million for the years ended December 31, 2015, 2014, and 2013, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

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
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively and early adoption is permitted. Had the Registrants early adopted this ASU it would have decreased assets and liabilities on DTE Energy’s and DTE Electric’s Consolidated Statements of Financial Position by $74 million and $36 million, respectively, at December 31, 2015, and $73 million and $35 million, respectively, at December 31, 2014.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It is to be applied prospectively and early adoption is permitted. The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016, including interim periods therein. It may be applied either prospectively or retrospectively, and early adoption is permitted. The Registrants adopted this ASU at December 31, 2015. The adoption of this ASU impacted DTE Energy’s and DTE Electric’s Consolidated Statements of Financial Position by decreasing assets and liabilities for 2014 by $75 million and $2 million, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — ACQUISITIONS AND EXIT ACTIVITIES
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
Exit Activities
On December 17, 2015, DTE Energy announced the closure of the Shenango coke battery plant in response to a sharp downturn in the North American steel industry. The plant, which is included in the Power and Industrial Projects segment, is located in Pittsburgh, PA. As a result of the closure, DTE Energy recorded a one-time pre-tax non-cash impairment charge of $111 million. The charge included $96 million to fully impair the long-lived assets, employee severance expenses related to the workforce reduction of approximately 170 employees for $3 million, and other expenses, including write downs of inventory, of $12 million. DTE Energy's coke production has been shifted to a larger, more efficient coke battery plant in the Power and Industrial Projects segment. Production of coke from the Shenango coke battery plant ceased in January 2016.
A summary of the charges in the Consolidated Statements of Operations resulting from DTE Energy's exit activities is shown below:

2015
(In millions)
Fuel, purchased power, and gas — non-utility	$5
Operation and maintenance	10
Asset (gains) losses and impairments, net	96
Total Exit Activity Charges	$111
For amounts accrued at December 31, 2015 related to these exit activities, DTE Energy expects future cash payments of approximately $7 million to be made in 2016. DTE Energy anticipates incurring additional costs, including environmental remediation costs, in connection with the closure. An estimate of the amount of additional costs and timing of the activities cannot be determined at December 31, 2015 as alternatives are currently being evaluated, however, the likelihood of these costs being material to DTE Energy's Consolidated Financial Statements is remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2015	2014
Property, plant, and equipment	(In millions)
DTE Electric
Generation	$11,767	$10,712
Distribution	7,816	7,414
Other	1,808	1,679
Total DTE Electric	21,391	19,805
DTE Gas
Distribution	3,124	2,946
Storage	453	448
Transmission and other	890	863
Total DTE Gas	4,467	4,257
Non-utility and other	2,263	2,476
Total DTE Energy	28,121	26,538
Less accumulated depreciation and amortization
DTE Electric
Generation	(4,346)	(3,863)
Distribution	(2,707)	(2,822)
Other	(593)	(531)
Total DTE Electric	(7,646)	(7,216)
DTE Gas
Distribution	(1,163)	(1,130)
Storage	(147)	(142)
Transmission and other	(370)	(363)
Total DTE Gas	(1,680)	(1,635)
Non-utility and other	(761)	(867)
Total DTE Energy	(10,087)	(9,718)
Net DTE Energy Property, plant, and equipment	$18,034	$16,820
Net DTE Electric Property, plant, and equipment	$13,745	$12,589
AFUDC and interest capitalized was approximately $34 million and $37 million for DTE Energy for the years ended December 31, 2015 and 2014, respectively, including AFUDC capitalized of approximately $31 million and $32 million for DTE Electric for the years ended December 31, 2015 and 2014, respectively.
The composite depreciation rate for DTE Electric was approximately 3.5% in 2015 and 3.4% in 2014 and 2013. The composite depreciation rate for DTE Gas was 2.6% in 2015 and 2.4% in 2014 and 2013. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2015 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	40	41	N/A
DTE Gas	N/A	50	53
The estimated useful lives for DTE Electric's Other utility assets range from 5 to 62 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 5 to 70 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 55 years.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of Depreciation and amortization expense for DTE Energy, including DTE Electric:

	2015	2014	2013
	(In millions)
Property, plant, and equipment	$740	$683	$630
Regulatory assets and liabilities	150	159	163
Securitized regulatory assets (a)	(38)	303	301
	$852	$1,145	$1,094
The following is a summary of Depreciation and amortization expense for DTE Electric:

	2015	2014	2013
	(In millions)
Property, plant, and equipment	$545	$489	$457
Regulatory assets and liabilities	126	135	138
Securitized regulatory assets (a)	(38)	303	301
	$633	$927	$896
_______________________________________

(a)
Securitization surcharges ended in December 2014 with remaining over recovery refunded to customers in 2015. Securitization bonds were paid and Securitization regulatory assets amortization was completed in 2015. The $38 million credit represents the final adjustments to close out the Securitization program.

Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in accumulated depreciation and amortization on the Registrants' Consolidated Financial Statements. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years for DTE Energy and 5 to 15 years for DTE Electric. The following balances for capitalized software relate to DTE Energy, including DTE Electric:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Amortization expense of capitalized software	$98	$77	$71
Gross carrying value of capitalized software	$770	$668
Accumulated amortization of capitalized software	$439	$335
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Amortization expense of capitalized software	$80	$71	$64
Gross carrying value of capitalized software	$664	$590
Accumulated amortization of capitalized software	$369	$293
Property under capital leases for the Registrants is as follows:

	DTE Energy		DTE Electric
	2015	2014	2015	2014
	(In millions)
Gross property under capital leases	$48	$35	$22	$9
Accumulated amortization of property under capital leases	$26	$27	$1	$5

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — JOINTLY-OWNED UTILITY PLANT
DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly-owned plants are included in Fuel, purchased power, and gas — utility and Operation and maintenance expenses in the DTE Energy Consolidated Statements of Operations and Fuel and purchased power and Operation and maintenance expenses in the DTE Electric Consolidated Statements of Operations. Ownership information of the two utility plants as of December 31, 2015 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In service date	1984-1985	1973
Total plant capacity	1,270 MW	1,955 MW
Ownership interest	(a)	49%
Investment in Property, plant, and equipment (in millions)	$1,779	$443
Accumulated depreciation (in millions)	$1,053	$154
_______________________________________

(a)
DTE Electric's ownership interest is 63% in Unit No. 1, 81% of the facilities applicable to Belle River used jointly by the Belle River and St. Clair Power Plants and 75% in common facilities used at Unit No. 2.

Belle River
The Michigan Public Power Agency (MPPA) has an ownership interest in Belle River Unit No. 1 and other related facilities. The MPPA is entitled to 19% of the total capacity and energy of the plant and is responsible for the same percentage of the plant’s operation, maintenance, and capital improvement costs.
Ludington Hydroelectric Pumped Storage
Consumers Energy Company has an ownership interest in the Ludington Hydroelectric Pumped Storage Plant. Consumers Energy is entitled to 51% of the total capacity and energy of the plant and is responsible for the same percentage of the plant’s operation, maintenance, and capital improvement costs.

NOTE 7 — ASSET RETIREMENT OBLIGATIONS
DTE Electric has a legal retirement obligation for the decommissioning costs for its Fermi 1 and Fermi 2 nuclear plants, dismantlement of facilities located on leased property, and various other operations. DTE Electric has conditional retirement obligations for asbestos and PCB removal at certain of its power plants and various distribution equipment. DTE Gas has conditional retirement obligations for gas pipelines, certain service centers, compressor and gate stations. The Registrants recognize such obligations as liabilities at fair market value when they are incurred, which generally is at the time the associated assets are placed in service. Fair value is measured using expected future cash outflows discounted at the Registrants' credit-adjusted risk-free rate. For its utility operations, the Registrants recognize in the Consolidated Statements of Operations removal costs in accordance with regulatory treatment. Any differences between costs recognized related to asset retirement and those reflected in rates are recognized as either a Regulatory asset or liability on the Consolidated Statements of Financial Position.
If a reasonable estimate of fair value cannot be made in the period in which the retirement obligation is incurred, such as for assets with indeterminate lives, the liability is recognized when a reasonable estimate of fair value can be made. Natural gas storage system and certain other distribution assets for DTE Gas and substations, manholes, and certain other distribution assets for DTE Electric have an indeterminate life. Therefore, no liability has been recorded for these assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the asset retirement obligations for 2015 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2014	$1,962	$1,796
Accretion	119	111
Liabilities incurred	33	33
Revision in estimated cash flows	80	80
Asset retirement obligations at December 31, 2015	$2,194	$2,020
The Revision in estimated cash flows was principally attributed to the impact of the Coal Combustion Residuals on DTE Electric's coal ash storage facility AROs. Refer to Note 17 to the Consolidated Financial Statements, "Commitments and Contingencies", for discussion of the implications of the Coal Combustion Residuals.
Approximately $1.8 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. DTE Electric believes the MPSC and FERC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the Nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. For additional discussion of Nuclear decommissioning trust fund assets, see Note 11 to the Consolidated Financial Statements, "Fair Value".

NOTE 8 — REGULATORY MATTERS
Regulation
DTE Electric and DTE Gas are subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of generating facilities and regulatory assets, conditions of service, accounting, and operating-related matters. DTE Electric is also regulated by the FERC with respect to financing authorization and wholesale electric activities. Regulation results in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses.
The Registrants are unable to predict the outcome of the unresolved regulatory matters discussed herein. Resolution of these matters is dependent upon future MPSC orders and appeals, which may materially impact the Consolidated Financial Statements of the Registrants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Regulatory Assets and Liabilities
DTE Electric and DTE Gas are required to record Regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. Future regulatory changes or changes in the competitive environment could result in the discontinuance of this accounting treatment for Regulatory assets and liabilities for some or all of the Registrants' businesses and may require the write-off of the portion of any Regulatory asset or liability that was no longer probable of recovery through regulated rates. Management believes that currently available facts support the continued use of Regulatory assets and liabilities and that all Regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2015	2014	2015	2014
Assets	(In millions)
Recoverable pension and other postretirement costs:
Pension	$2,112	$2,284	$1,592	$1,743
Other postretirement costs	256	234	198	191
Asset retirement obligation	565	448	565	448
Recoverable Michigan income taxes	248	267	203	220
Removal costs asset	118	15	118	15
Unamortized loss on reacquired debt	63	67	41	44
Other recoverable income taxes	61	66	61	66
Deferred environmental costs	54	59	—	—
Transitional Reconciliation Mechanism	43	14	43	14
Cost to achieve Performance Excellence Process	33	54	28	46
Accrued PSCR/GCR revenue	12	61	—	34
Recoverable income taxes related to Securitized regulatory assets	—	19	—	19
Other	159	139	137	119
	3,724	3,727	2,986	2,959
Less amount included in Current Assets	(32)	(76)	(17)	(46)
	$3,692	$3,651	$2,969	$2,913
Securitized regulatory assets	$—	$34	$—	$34

	DTE Energy		DTE Electric
	2015	2014	2015	2014
Liabilities	(In millions)
Removal costs liability	$291	$308	$—	$—
Renewable energy	197	227	197	227
Negative pension offset	46	67	—	—
Accrued PSCR/GCR refund	37	—	15	—
Refundable income taxes	23	33	—	—
Energy optimization	10	24	—	14
Fermi 2 refueling outage	4	16	4	16
Securitization over recovery	—	71	—	71
Refundable revenue decoupling/deferred gain	—	63	—	63
Other	2	11	2	4
	$610	$820	$218	$395
Less amount included in Current Liabilities	(41)	(153)	(19)	(150)
	$569	$667	$199	$245

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

As noted below, certain Regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in DTE Electric's or DTE Gas' rate base, thereby providing a return on invested costs (except as noted). Certain other regulatory assets are not included in rate base but accrue recoverable carrying charges until surcharges to collect the assets are billed. Certain Regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.
ASSETS

•
Recoverable pension and other postretirement costs — Accounting rules for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as a Regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs. (a)

•
Asset retirement obligation — This obligation is for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant. (a)

•
Recoverable Michigan income taxes — In July 2007, the MBT was enacted by the State of Michigan. State deferred tax liabilities were established for DTE Energy’s utilities and offsetting Regulatory assets were recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense. In May 2011, the MBT was repealed and the MCIT was enacted. The Regulatory asset was remeasured to reflect the impact of the MCIT tax rate. (a)

•	Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.

•
Unamortized loss on reacquired debt — The unamortized discount, premium, and expense related to debt redeemed with a refinancing are deferred, amortized, and recovered over the life of the replacement issue.

•
Other recoverable income taxes — Income taxes receivable from DTE Electric’s customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric’s rates. This asset will reverse over the remaining life of the related plant. (a)

•
Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with DTE Gas' former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings. (a)

•
Transitional Reconciliation Mechanism (TRM) — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system, effective July 1, 2014. Annual reconciliations will be filed and surcharges will be implemented to recover approved amounts.

•
Cost to achieve Performance Excellence Process (PEP) — The MPSC authorized the deferral of costs to implement the PEP. These costs consist of employee severance, project management, and consultant support. These costs are amortized over a ten-year period beginning with the year subsequent to the year the costs were deferred.

•
Accrued PSCR/GCR revenue — Receivable for the temporary under-recovery of and carrying costs on fuel and purchased power costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary under-recovery of and carrying costs on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
Recoverable income taxes related to Securitized regulatory assets — Receivable for the recovery of income taxes to be paid on the non-bypassable securitization bond surcharge. A non-bypassable securitization tax surcharge, which ended in December 2014, was in place to recover the income tax over a 14-year period. (a)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

•
Securitized regulatory assets — The net book balance of the Fermi 2 nuclear plant was written off in 1998 and an equivalent regulatory asset was established. In 2001, the Fermi 2 regulatory asset and certain other regulatory assets were securitized pursuant to PA 142 and an MPSC order. A non-bypassable securitization bond surcharge, which ended in December 2014, was in place to recover the Securitized regulatory asset over a 14-year period.

________________________________________________
(a)Regulatory assets not earning a return or accruing carrying charges.
LIABILITIES

•	Removal costs liability — The amount collected from customers for the funding of future asset removal activities.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•
Negative pension offset — DTE Gas' negative pension costs are not included as a reduction to its authorized rates; therefore, DTE Gas is accruing a Regulatory liability to eliminate the impact on earnings of the negative pension expense accrued. This Regulatory liability will reverse to the extent DTE Gas' pension expense is positive in future years.

•
Accrued PSCR/GCR refund — Liability for the temporary over-recovery of and a return on power supply costs and transmission costs incurred by DTE Electric which are recoverable through the PSCR mechanism and temporary over-recovery of and a return on gas costs incurred by DTE Gas which are recoverable through the GCR mechanism.

•
Refundable income taxes — Income taxes refundable to DTE Gas' customers representing the difference in property-related deferred income taxes payable and amounts recognized pursuant to MPSC authorization.

•	Energy optimization (EO) — Amounts collected in rates in excess of energy optimization expenditures.

•	Fermi 2 refueling outage — Accrued liability for refueling outage at Fermi 2 pursuant to MPSC authorization.

•	Securitization over recovery — Over recovery of securitization bond expenses.

•
Refundable revenue decoupling/deferred gain — Amounts were originally accrued as refundable to DTE Electric customers for the change in revenue resulting from the difference between actual average sales per customer compared to the base level of average sales per customer established by the MPSC. In 2012, the MCOA issued a decision reversing the MPSC's decision to authorize a RDM for DTE Electric. The revenue decoupling liability was reversed and, after receiving an order from the MPSC to defer the resulting gain for future amortization, DTE Electric created a regulatory liability representing its obligation to refund the gain. The deferred gain was amortized into earnings in 2014 and 2015.

2014 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on December 19, 2014 requesting an increase in base rates of $370 million based on a projected twelve-month period ending June 30, 2016. The requested increase in base rates was due primarily to an increase in net plant resulting from infrastructure investments, plant acquisitions, environmental compliance, and reliability improvement projects. The rate filing also included projected changes in sales, working capital, operation and maintenance expenses, return on equity, and capital structure. On July 1, 2015, DTE Electric realized an annual revenue increase of $230 million consisting of $190 million of self-implemented base rate increase related to the December 19, 2014 rate request and $40 million associated with the required elimination of a credit surcharge. On December 11, 2015, the MPSC issued an order approving an annual revenue increase of $238 million for service rendered on or after December 17, 2015. The rate order also provided for a reduction of the return on equity from 10.5% to 10.3% on a capital structure of 50% debt and 50% equity. On December 22, 2015, DTE Electric petitioned the MPSC for a rehearing and clarification of several issues related to the December 11, 2015 MPSC rate order. The three main issues addressed in the rehearing request were related to the recovery of the cost of the operating license for Fermi 3, the capitalization of the cost of tree trimming, and costs related to certain land and a building located near DTE Electric's Detroit headquarters. On January 19, 2016, the MPSC issued an order authorizing DTE Electric to begin amortization of the cost of the Fermi 3 operating license over a 20-year period without a return on the unamortized balance. The MPSC denied the capitalization of the tree trimming costs and the cost related to the land and building. DTE Electric recorded a disallowance of $10 million related to tree trim costs in the fourth quarter of 2015 which was previously capitalized as of September 30, 2015. The land and building have economic value independent of recovery through rates and therefore no impairment charge was recorded for these assets. The MPSC order also stated that any changes to the revenue deficiency will be addressed in a final rehearing order in this case.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. DTE Electric anticipates self-implementing a rate increase in August 2016 with an MPSC order expected by February 2017.
PSCR Proceedings
The PSCR process is designed to allow DTE Electric to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. DTE Electric's power supply costs include fuel and related transportation costs, purchased and net interchange power costs, nitrogen oxide and sulfur dioxide emission allowances costs, urea costs, transmission costs, and MISO costs. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation filings.
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
Customer Settlement
In July 2014, an industrial customer of DTE Electric filed a complaint with the MPSC alleging they had been overcharged for the period of February 2008 through March 2014, and sought payment from DTE Electric of $22 million, plus interest. In July 2015, the MPSC issued an order that found the customer is entitled to a refund in the amount of $20 million, plus interest calculated at 7% per annum. In July 2015, DTE Electric issued a customer refund of $25 million, inclusive of interest. Approximately $16 million of the refund obligation is expected to be recovered through the PSCR and other regulatory mechanisms. DTE Electric does not expect this order to have a material impact to its Consolidated Statements of Operations.
2015 DTE Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant of $800 million, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. DTE Gas anticipates self-implementing a rate increase in November 2016 with an MPSC order expected by December 2016. Concurrent with the MPSC order in this rate case, the existing IRM surcharge will be terminated. However, in this rate case filing, DTE Gas requested to implement a new IRM surcharge to become effective in January 2017.
DTE Gas IRM
In November 2014, DTE Gas filed an application with the MPSC for approval of an increased IRM surcharge to recover an additional $47 million of annual capital expenditures in 2016 and 2017 for its gas main renewal program. In November 2015, the MPSC issued an order authorizing an expansion of its gas main renewal program and an increase in the IRM surcharge of $16 million for 2016 and $31 million for 2017. The 2017 increase is subject to a reduction to the 2016 level if the 2016 target is not met. The IRM surcharge authorized by the order in this filing will become effective in July 2016 and will be terminated upon the implementation of base rates requested in the December 18, 2015 rate case filing.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 9 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had an income tax receivable from DTE Energy of $6 million and $29 million at December 31, 2015 and 2014, respectively.
The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2015	2014	2013
DTE Energy	(In millions)
Income Before Income Taxes	$950	$1,275	$922
Income tax expense at 35% statutory rate	$333	$446	$323
Production tax credits	(122)	(119)	(68)
Investment tax credits	(7)	(6)	(6)
Depreciation	(4)	(4)	(4)
AFUDC - Equity	(8)	(7)	(5)
Employee Stock Ownership Plan dividends	(5)	(4)	(4)
Domestic production activities deduction	—	—	(14)
State and local income taxes, net of federal benefit	35	51	37
Enactment of New York Corporate Income Tax Legislation, net of federal benefit	—	8	—
Other, net	8	(1)	(5)
Income Tax Expense	$230	$364	$254
Effective income tax rate	24.2%	28.5%	27.5%

	2015	2014	2013
DTE Electric	(In millions)
Income Before Income Taxes	$836	$830	$741
Income tax expense at 35% statutory rate	$293	$291	$260
Production tax credits	(31)	(22)	(15)
Investment tax credits	(5)	(5)	(5)
Depreciation	3	3	3
AFUDC - Equity	(7)	(7)	(5)
Employee Stock Ownership Plan dividends	(3)	(3)	(2)
Domestic production activities deduction	—	(2)	(18)
State and local income taxes, net of federal benefit	43	43	41
Other, net	(1)	—	(5)
Income Tax Expense	$292	$298	$254
Effective income tax rate	34.9%	35.9%	34.3%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Components of the Registrants' Income Tax Expense were as follows:

	2015	2014	2013
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(3)	$(16)	$74
State and other income tax	(4)	24	16
Total current income taxes	(7)	8	90
Deferred income tax expense
Federal	178	289	122
State and other income tax	59	67	42
Total deferred income taxes	237	356	164
Total	$230	$364	$254

	2015	2014	2013
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$(26)	$(19)	$123
State and other income tax	(2)	20	23
Total current income taxes	(28)	1	146
Deferred income tax expense
Federal	252	251	68
State and other income tax	68	46	40
Total deferred income taxes	320	297	108
Total	$292	$298	$254
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Consolidated Financial Statements. Consistent with rate making treatment, deferred taxes are offset in the tables below for temporary differences which have related Regulatory assets and liabilities.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2015	2014	2015	2014
	(In millions)
Property, plant, and equipment	$(4,211)	$(3,832)	$(3,468)	$(3,152)
Securitized regulatory assets	5	(2)	5	(3)
Tax credit carry-forwards	465	296	53	—
Pension and benefits	(301)	(152)	(193)	(43)
Federal net operating loss carry-forward	177	—	142	—
State and local net operating loss carry-forwards	63	39	16	—
Investments in equity method investees	(82)	(84)	—	—
Other	(4)	65	(53)	12
	(3,888)	(3,670)	(3,498)	(3,186)
Less valuation allowance	(35)	(31)	—	—
Long-term deferred income tax liabilities	$(3,923)	$(3,701)	$(3,498)	$(3,186)

Deferred income tax assets	$1,088	$861	$453	$357
Deferred income tax liabilities	(5,011)	(4,562)	(3,951)	(3,543)
	$(3,923)	$(3,701)	$(3,498)	$(3,186)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Tax credit carry forwards for DTE Energy include $181 million of general business credits that expire from 2034 through 2035 and $284 million of alternative minimum tax credits that may be carried forward indefinitely. The alternative minimum tax credits are production tax credits earned prior to 2006 but not utilized. The majority of these alternative minimum tax credits were generated from projects that had received a private letter ruling (PLR) from the IRS. These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment.
DTE Energy has a federal net operating loss carry-forward available for use on the tax return of $517 million as of December 31, 2015, which includes approximately $9 million related to windfall tax benefits attributable to stock-based compensation for which a benefit will be recorded in additional paid-in capital if and when realized. The federal net operating loss carry-forward expires in 2035. No valuation allowance is required for the federal net operating loss deferred tax asset.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $63 million and $39 million at December 31, 2015 and 2014, respectively. The state and local net operating loss carry-forwards expire from 2016 through 2035. DTE Energy has recorded valuation allowances at December 31, 2015 and 2014 of approximately $35 million and $31 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
DTE Electric has state and local deferred tax assets related to net operating loss carry-forwards of $16 million at December 31, 2015, while there was no state and local deferred tax asset related to net operating loss carry-forwards at December 31, 2014. No valuation allowance is required for DTE Electric's state and local net operating loss carry-forwards.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2015	2014	2013
DTE Energy	(In millions)
Balance at January 1	$9	$10	$11
Lapse of statute of limitations	(6)	(1)	(1)
Balance at December 31	$3	$9	$10

	2015	2014	2013
DTE Electric	(In millions)
Balance at January 1	$4	$4	$4
Balance at December 31	$4	$4	$4
DTE Energy had $2 million of unrecognized tax benefits at December 31, 2015 and 2014, that, if recognized, would favorably impact its effective tax rate. DTE Energy does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
DTE Electric had $3 million and $2 million of unrecognized tax benefits at December 31, 2015 and 2014, respectively, that, if recognized, would favorably impact its effective tax rate. DTE Electric does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations. Accrued interest pertaining to income taxes for both DTE Energy and DTE Electric totaled $1 million at December 31, 2015 and 2014. The Registrants had no accrued penalties pertaining to income taxes. The Registrants recognized interest expense (income) related to income taxes of a nominal amount in 2015, 2014, and 2013.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In 2015, DTE Energy, including DTE Electric, settled a federal tax audit for the 2013 tax year. DTE Energy's federal income tax returns for 2014 and subsequent years remain subject to examination by the IRS. DTE Energy's MBT and MCIT returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

NOTE 10 — EARNINGS PER SHARE
DTE Energy reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table as of December 31:

	2015	2014	2013
	(In millions, expect per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$727	$905	$661
Average number of common shares outstanding	179	177	175
Weighted average net restricted shares outstanding	—	—	1
Dividends declared — common shares	$508	$475	$453
Dividends declared — net restricted shares	2	1	1
Total distributed earnings	$510	$476	$454
Net Income less distributed earnings	$217	$429	$207
Distributed (dividends per common share)	$2.84	$2.69	$2.59
Undistributed	1.21	2.42	1.17
Total Basic Earnings per Common Share	$4.05	$5.11	$3.76

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$727	$905	$661
Average number of common shares outstanding	179	177	175
Weighted average net restricted shares outstanding	—	—	1
Dividends declared — common shares	$508	$475	$453
Dividends declared — net restricted shares	2	1	1
Total distributed earnings	$510	$476	$454
Net Income less distributed earnings	$217	$429	$207
Distributed (dividends per common share)	$2.84	$2.69	$2.59
Undistributed	1.21	2.41	1.17
Total Diluted Earnings per Common Share	$4.05	$5.10	$3.76

NOTE 11 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2015 and 2014. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3	Netting (a)	Net Balance	Level 1	Level 2	Level 3	Netting (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$13	$3	$—	$—	$16	$13	$99	$—	$—	$112
Nuclear decommissioning trusts	759	477	—	—	1,236	792	449	—	—	1,241
Other investments (c)	149	—	—	—	149	100	50	—	—	150
Derivative assets:
Commodity Contracts:
Natural Gas	193	91	103	(285)	102	555	140	92	(681)	106
Electricity	—	239	68	(232)	75	—	295	47	(280)	62
Other	2	—	3	(2)	3	42	—	3	(42)	3
Other derivative contracts (d)	—	12	—	(9)	3	—	4	—	(3)	1
Total derivative assets	195	342	174	(528)	183	597	439	142	(1,006)	172
Total	$1,116	$822	$174	$(528)	$1,584	$1,502	$1,037	$142	$(1,006)	$1,675

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(218)	$(57)	$(108)	$294	$(89)	$(578)	$(78)	$(62)	$679	$(39)
Electricity	—	(243)	(62)	253	(52)	—	(290)	(52)	298	(44)
Other	(2)	—	(8)	8	(2)	(32)	(9)	(4)	45	—
Other derivative contracts (d)	—	(7)	—	7	—	—	(5)	—	3	(2)
Total derivative liabilities	(220)	(307)	(178)	562	(143)	(610)	(382)	(118)	1,025	(85)
Total	$(220)	$(307)	$(178)	$562	$(143)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$896	$515	$(4)	$34	$1,441	$892	$655	$24	$19	$1,590
Assets:
Current	$174	$284	$128	$(441)	$145	$582	$504	$109	$(955)	$240
Noncurrent (e)	942	538	46	(87)	1,439	920	533	33	(51)	1,435
Total Assets	$1,116	$822	$174	$(528)	$1,584	$1,502	$1,037	$142	$(1,006)	$1,675
Liabilities:
Current	$(174)	$(260)	$(87)	$464	$(57)	$(572)	$(357)	$(112)	$964	$(77)
Noncurrent	(46)	(47)	(91)	98	(86)	(38)	(25)	(6)	61	(8)
Total Liabilities	$(220)	$(307)	$(178)	$562	$(143)	$(610)	$(382)	$(118)	$1,025	$(85)
Net Assets (Liabilities) at the end of the period	$896	$515	$(4)	$34	$1,441	$892	$655	$24	$19	$1,590
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At December 31, 2015, available-for-sale securities of $16 million included $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2014, available-for-sale securities of $112 million, included $105 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)	Excludes cash surrender value of life insurance investments.

(d)	Primarily includes foreign currency exchange contracts.

(e)
Includes $149 million and $150 million at December 31, 2015 and 2014, respectively, of other investments that are included in DTE Energy's Consolidated Statements of Financial Position in Other investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents (a)	$5	$3	$—	$8	$5	$99	$—	$104
Nuclear decommissioning trusts	759	477	—	1,236	792	449	—	1,241
Other investments	8	—	—	8	97	50	—	147
Derivative assets — FTRs	—	—	3	3	—	—	3	3
Total	$772	$480	$3	$1,255	$894	$598	$3	$1,495

Assets:
Current	$5	$3	$3	$11	$5	$99	$3	$107
Noncurrent	767	477	—	1,244	889	499	—	1,388
Total Assets	$772	$480	$3	$1,255	$894	$598	$3	$1,495
_______________________________________

(a)
At December 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2014, available-for-sale securities of $104 million included $96 million and $8 million of cash equivalents included in Restricted cash and Other investments, respectively, on DTE Electric's Consolidated Statements of Financial Position.

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
Combined Notes to Consolidated Financial Statements — (Continued)

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$30	$(5)	$(1)	$24	$(52)	$13	$3	$(36)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(2)	—	—	(2)
Total gains (losses):
Included in earnings	(44)	44	(8)	(8)	(40)	25	(5)	(20)
Recorded in Regulatory assets/liabilities	—	—	12	12	—	—	8	8
Purchases, issuances, and settlements:
Purchases	—	2	—	2	—	1	—	1
Issuances	—	—	—	—	—	(3)	—	(3)
Settlements	9	(35)	(8)	(34)	124	(41)	(7)	76
Net Assets (Liabilities) as of December 31	$(5)	$6	$(5)	$(4)	$30	$(5)	$(1)	$24
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2015 and 2014 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(135)	$13	$(7)	$(129)	$35	$9	$(4)	$40

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In millions)
Net Assets as of December 31	$3	$3
Change in fair value recorded in Regulatory assets/liabilities	12	8
Purchases, issuances, and settlements:
Settlements	(12)	(8)
Net Assets as of December 31	$3	$3
The amount of total gains (losses) included in Regulatory assets and liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2015 and 2014 and reflected in DTE Electric's Consolidated Statements of Financial Position	$3	$3
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the years ended December 31, 2015 and 2014, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of December 31, 2015 and 2014:

	December 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$103	$(108)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50	) —	$2.77	/MMBtu	$(0.19	)/MMBtu
Electricity	$68	$(62)	Discounted Cash Flow	Forward basis price (per MWh)	$(11	) —	$14	/MWh	$2	/MWh

	December 31, 2014
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$92	$(62)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(2.28	) —	$7.83	/MMBtu	$(0.22	)/MMBtu
Electricity	$47	$(52)	Discounted Cash Flow	Forward basis price (per MWh)	$(14	) —	$15	/MWh	$4	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, are generally estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by DTE Energy's Treasury Department which reports to DTE Energy's Vice President and Treasurer.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$32	$—	$—	$32	$41	$—	$—	$41
Dividends payable	$131	$131	$—	$—	$122	$122	$—	$—
Short-term borrowings	$499	$—	$499	$—	$398	$—	$398	$—
Long-term debt, excluding capital leases	$9,285	$496	$8,136	$1,203	$8,606	$489	$8,308	$706
The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$12	$—	$—	$12
Notes receivable — affiliates	$—	$—	$—	$—	$8	$—	$—	$8
Short-term borrowings — affiliates	$75	$—	$—	$75	$84	$—	$—	$84
Short-term borrowings — other	$272	$—	$272	$—	50	$—	$50	$—
Long-term debt, excluding capital leases	$5,624	$—	$5,432	$545	$5,259	$—	$5,341	$496
For further fair value information on financial and derivative instruments see Note 12 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments".
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of its operating licenses. This obligation is reflected as an ARO on DTE Electric's Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric is continuing to fund FERC jurisdictional amounts for decommissioning even though explicit provisions are not included in FERC rates. See Note 7 to the Consolidated Financial Statements, "Asset Retirement Obligations".

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31, 2015	December 31, 2014
	(In millions)
Fermi 2	$1,211	$1,221
Fermi 1	3	3
Low-level radioactive waste	22	17
Total	$1,236	$1,241
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Realized gains	$39	$54	$83
Realized losses	$(33)	$(33)	$(41)
Proceeds from sales of securities	$885	$1,146	$1,118
Realized gains and losses from the sale of securities for the Fermi 2 and the low-level radioactive waste funds are recorded to the Regulatory asset and Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2015			December 31, 2014
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$731	$195	$(68)	$756	$204	$(39)
Debt securities	499	16	(4)	474	21	(2)
Cash and cash equivalents	6	—	—	11	—	—
	$1,236	$211	$(72)	$1,241	$225	$(41)
The debt securities at December 31, 2015 and 2014 had an average maturity of approximately 6 years and 7 years, respectively. Securities held in the Nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset.
Other Securities
At December 31, 2015 and 2014, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the years ended December 31, 2015 and 2014. Gains related to trading securities held at December 31, 2015, 2014, and 2013 were $1 million, $14 million, and $22 million, respectively, for DTE Energy, including $1 million, $12 million, and $19 million, respectively, relating to DTE Electric. The trading gains or losses related to the Rabbi Trust assets are allocated from DTE Energy to DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 12 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
The Registrants recognize all derivatives at their fair value as Derivative assets or liabilities on their respective Consolidated Statements of Financial Position unless they qualify for certain scope exceptions, including the normal purchases and normal sales exception. Further, derivatives that qualify and are designated for hedge accounting are classified as either hedges of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as hedges of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). For cash flow hedges, the portion of the derivative gain or loss that is effective in offsetting the change in the value of the underlying exposure is deferred in Accumulated other comprehensive income (loss) and later reclassified into earnings when the underlying transaction occurs. Gains or losses from the ineffective portion of cash flow hedges are recognized in earnings immediately. For fair value hedges, changes in fair values for the derivative and hedged item are recognized in earnings each period. For derivatives that do not qualify or are not designated for hedge accounting, changes in fair value are recognized in earnings each period.
The Registrants' primary market risk exposure is associated with commodity prices, credit, and interest rates. The Registrants have risk management policies to monitor and manage market risks. The Registrants use derivative instruments to manage some of the exposure. DTE Energy uses derivative instruments for trading purposes in its Energy Trading segment. Contracts classified as derivative instruments include electricity, natural gas, oil, certain coal forwards, futures, options, swaps, and foreign currency exchange contracts. Items not classified as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and natural gas storage assets.
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
Power and Industrial Projects — This segment manages and operates energy and pulverized coal projects, a coke battery, reduced emissions fuel projects, landfill gas recovery, and power generation assets. Primarily fixed-price contracts are used in the marketing and management of the segment assets. These contracts are generally not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy’s credit policies and its December 31, 2015 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

•
Marketing and Origination — Represents derivative activity transacted by originating substantially hedged positions with wholesale energy marketers, producers, end-users, utilities, retail aggregators, and alternative energy suppliers.

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

The following table presents the fair value of derivative instruments as of December 31, 2015 and 2014 for DTE Energy:

	December 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$12	$(7)	$4	$(5)
Commodity Contracts:
Natural Gas	387	(383)	787	(718)
Electricity	307	(305)	342	(342)
Other	5	(10)	45	(45)
Total derivatives not designated as hedging instruments:	$711	$(705)	$1,178	$(1,110)

Current	$570	$(521)	$1,083	$(1,041)
Noncurrent	141	(184)	95	(69)
Total derivatives	$711	$(705)	$1,178	$(1,110)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments as of December 31, 2015 and 2014 for DTE Electric:

	December 31,
	2015	2014
	(In millions)
FTRs — Other current assets	$3	$3
Total derivatives not designated as hedging instrument	$3	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $7 million at December 31, 2015 and 2014, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $2 million and $5 million at December 31, 2015 and 2014, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $37 million and $61 million as of December 31, 2015 and 2014, respectively. There was $2 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of December 31, 2015. There was no cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $19 million as of December 31, 2014. DTE Energy recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2015. DTE Energy recorded cash collateral paid of $44 million and cash collateral received of $2 million not related to unrealized derivative positions as of December 31, 2014. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$387	$(285)	$102	$787	$(681)	$106
Electricity	307	(232)	75	342	(280)	62
Other	5	(2)	3	45	(42)	3
Other derivative contracts (a)	12	(9)	3	4	(3)	1
Total derivative assets	$711	$(528)	$183	$1,178	$(1,006)	$172

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(383)	$294	$(89)	$(718)	$679	$(39)
Electricity	(305)	253	(52)	(342)	298	(44)
Other	(10)	8	(2)	(45)	45	—
Other derivative contracts (a)	(7)	7	—	(5)	3	(2)
Total derivative liabilities	$(705)	$562	$(143)	$(1,110)	$1,025	$(85)
_______________________________________

(a)	Primarily includes foreign currency exchange contracts.
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$570	$141	$(521)	$(184)	$1,083	$95	$(1,041)	$(69)
Counterparty netting	(441)	(85)	441	85	(955)	(51)	955	51
Collateral adjustment	—	(2)	23	13	—	—	9	10
Total derivatives as reported	$129	$54	$(57)	$(86)	$128	$44	$(77)	$(8)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for years ended December 31, 2015 and 2014 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
Derivatives not Designated as Hedging Instruments		2015	2014
		(In millions)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	$3	$(2)
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	(34)	(30)
Natural Gas	Fuel, purchased power, and gas — non-utility	(44)	(5)
Electricity	Operating Revenues — Non-utility operations	54	123
Other	Operating Revenues — Non-utility operations	(7)	(7)
Total		$(28)	$79
Revenues and energy costs related to trading contracts are presented on a net basis in DTE Energy's Consolidated Statements of Operations. Commodity derivatives used for trading purposes, and financial non-trading commodity derivatives, are accounted for using the MTM method with unrealized and realized gains and losses recorded in Operating Revenues — Non-utility operations. Non-trading physical commodity sale and purchase derivative contracts are generally accounted for using the MTM method with unrealized and realized gains and losses for sales recorded in Operating Revenues — Non-utility operations and purchases recorded in Fuel, purchased power, and gas — non-utility.
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2015:

Commodity	Number of Units
Natural Gas (MMBtu)	1,740,824,930
Electricity (MWh)	27,668,865
Oil (Gallons)	21,756,000
Foreign Currency Exchange (Canadian dollars)	72,328,008
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2015, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $412 million.
As of December 31, 2015, DTE Energy had approximately $592 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $5 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $500 million. The net remaining amount of approximately $87 million is derived from the $412 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 13 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates (a) of debt outstanding at December 31 were:

	2015	2014
	(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured
4.4% due 2016 to 2033	$1,947	$1,647
DTE Electric Taxable Debt, Principally Secured
4.4% due 2016 to 2045	5,314	4,824
DTE Electric Tax-Exempt Revenue Bonds (b)
5.2% due 2020 to 2030	310	330
DTE Gas Taxable Debt, Principally Secured
4.9% due 2018 to 2045	1,124	1,099
Other Long-Term Debt, Including Non-Recourse Debt	110	121
DTE Energy Total Long-Term Debt	8,805	8,021
Less amount due within one year for DTE Energy	(465)	(161)
	$8,340	$7,860
DTE Electric Securitization Bonds
6.6% due 2015	$—	$105
Less amount due within one year	—	(105)
	$—	$—
DTE Energy Junior Subordinated Debentures
6.5% due 2061	$280	$280
5.25% due 2062	200	200
	$480	$480
DTE Electric's long-term debt outstanding and weighted average interest rates (a) of debt outstanding at December 31 were:

	2015	2014
	(In millions)
Mortgage bonds, notes, and other
DTE Electric Taxable Debt, Principally Secured
4.4% due 2016 to 2045	$5,314	$4,824
DTE Electric Tax-Exempt Revenue Bonds (b)
5.2% due 2020 to 2030	310	330
DTE Electric Total Long-Term Debt	5,624	5,154
Less amount due within one year for DTE Electric	(151)	(10)
	$5,473	$5,144
DTE Electric Securitization Bonds
6.6% due 2015	$—	$105
Less amount due within one year	—	(105)
	$—	$—
_______________________________________

(a)	Weighted average interest rates as of December 31, 2015 are shown below the description of each category of debt.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Debt Issuances
In 2015, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds (a)	3.70%	2045	$500
DTE Energy	June	Senior Notes (b)	3.30%	2022	300
DTE Gas	August	Mortgage Bonds (c)	3.35%	2027	40
DTE Gas	August	Mortgage Bonds (c)	4.21%	2045	125
					$965
_______________________________________

(a)	Proceeds were used for the redemption of long-term debt, repayment of short-term borrowings, and general corporate purposes.

(b)	Proceeds were used for general corporate purposes.

(c)	Proceeds were used for the redemption of long-term debt and general corporate purposes.
Debt Redemptions
In 2015, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Securitization Bonds	6.62%	2015	$105
DTE Electric	March	Mortgage Bonds	7.904%	2016	10
DTE Gas	September	Senior Notes	5.94%	2015	140
DTE Electric	December	Tax-Exempt Revenue Bonds	5.00%	2015	20
DTE Energy	Various	Other Long-Term Debt	Various	2015	11
					$286
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount or premium on debt:

	2016	2017	2018	2019	2020	2021 and Thereafter	Total
	(In millions)
DTE Energy (a)	$465	$9	$407	$427	$688	$7,304	$9,300
DTE Electric	$151	$—	$300	$—	$632	$4,552	$5,635
_______________________________________

(a)	Amounts include DTE Electric's scheduled debt maturities.
Junior Subordinated Debentures
At December 31, 2015, DTE Energy had $280 million of 6.5% Junior Subordinated Debentures due 2061 and $200 million of 5.25% Junior Subordinated Debentures due 2062. DTE Energy has the right to defer interest payments on the debt securities. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2015, no interest payments have been deferred on the debt securities.
Cross Default Provisions
Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2015, the amount of authorized and unissued stock is as follows:

Company	Type of Stock	Par Value	Shares Authorized
DTE Energy	Preferred	$—	5,000,000
DTE Electric	Preferred	$100	6,747,484
DTE Electric	Preference	$1	30,000,000
DTE Gas	Preferred	$1	7,000,000
DTE Gas	Preference	$1	4,000,000

NOTE 15 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric, and DTE Gas have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the facilities are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2015, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.51 to 1, 0.51 to 1, and 0.48 to 1, respectively, and are in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2015 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2020	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at December 31, 2015
Commercial paper issuances	33	272	194	499
Letters of credit	130	—	—	130
	163	272	194	629
Net availability at December 31, 2015	$1,207	$128	$106	$1,441
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
The weighted average interest rate for short-term borrowings was 0.6% and 0.4% at December 31, 2015 and 2014, respectively, for DTE Energy. The weighted average interest rate for short-term borrowings was 0.7% and 0.5% at December 31, 2015 and 2014, respectively, for DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At December 31, 2015, a $25 million letter of credit was in place, raising the capacity under this facility to $125 million. The $25 million letter of credit is included in the table above. The amount outstanding under this agreement was $103 million and $37 million at December 31, 2015 and 2014, respectively and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2015, the effect of this provision was to restrict the payment of approximately $920 million of Retained earnings totaling $4.8 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 16 — CAPITAL AND OPERATING LEASES
Lessee - Operating Lease — The Registrants lease various assets under operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles, and other equipment. The lease arrangements expire at various dates through 2046.
The Registrants' future minimum lease payments under non-cancelable leases at December 31, 2015 were:

	DTE Energy	DTE Electric
	Operating Leases	Operating Leases
	(In millions)
2016	$37	$24
2017	30	18
2018	25	15
2019	21	14
2020	13	10
Thereafter	71	35
Total minimum lease payments	$197	$116
Rental expense for DTE Energy operating leases was $43 million in 2015, $38 million in 2014, and $34 million in 2013, including rental expense for DTE Electric operating leases of $32 million in 2015, $26 million in 2014, and $28 million in 2013.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Lessor - Capital Lease — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has an energy services agreement, a portion of which is accounted for as a capital lease. The agreement expires in 2019, with a three or five year renewal option. The components of DTE Energy's net investment in capital leases at December 31, 2015, were as follows:

DTE Energy
Capital Leases
(In millions)
2016	$13
2017	13
2018	13
2019	10
2020	9
Thereafter	—
Total minimum future lease receipts	58
Residual value of leased pipeline	40
Less unearned income	(27)
Net investment in capital lease	71
Less current portion	(6)
$65

NOTE 17 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides, and hazardous air pollutants.
The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides emissions beginning in January 2015. DTE Electric expects to meet its obligations under CSAPR. In November 2015, the EPA proposed an update to the CSAPR ozone season program by issuing the CSAPR Update Rule. The proposed rule was subsequently published in the Federal Register in December 2015. Beginning in 2017, this proposal would reduce summertime (May - September) emissions of oxides of nitrogen (NOX) from power plants in 23 states in the eastern half of the U.S., including DTE Energy facilities. The CSAPR Update Rule is intended to reduce air quality impacts of the interstate transport of air pollution on downwind areas' ability to meet the 2008 ozone standard and to respond to the July 2015 remand of certain CSAPR budgets by the U.S. Court of Appeals for the D.C. Circuit. EPA expects to promulgate the final rule in the summer of 2016. It is not possible to quantify the impact of this rulemaking at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule required reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric requested and was granted compliance date extensions for all relevant units to April 2016. DTE Electric has tested several technologies as MATS compliance alternatives to Flue Gas Desulfurization (FGD) systems to determine technological and economic feasibility. Dry Sorbent Injection (DSI) and Activated Carbon Injection (ACI) technologies were deemed feasible and their implementation will allow units that would not have been economical for FGD installations to continue operation in compliance with MATS. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. Subsequently, in December 2015, the Court of Appeals ordered a remand of the MATS rule back to the EPA without staying the rule. DTE Electric does not expect this decision to have a material effect on its compliance plans at this time.
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan will recommend designations by October 2016 and the EPA will finalize designations by October 2017. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant, but not relating to the July 2009 NOV/FOV. Among other relief, the EPA requested the court to require DTE Electric to install and operate the best available control technology at Unit 2 of the Monroe Power Plant. Further, the EPA requested the court to issue a preliminary injunction to require DTE Electric to (i) begin the process of obtaining the necessary permits for the Monroe Unit 2 modification and (ii) offset the pollution from Monroe Unit 2 through emissions reductions from DTE Electric's fleet of coal-fired power plants until the new control equipment is operating. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River power plants as well as additional claims related to work performed at the Monroe Power Plant. In addition, the Sierra Club caused to be filed a motion to add a claim regarding the River Rouge Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, Trenton Channel Unit 9 and denied the claims related to River Rouge Power Plant that were brought by the Sierra Club. In June 2014, the EPA filed a motion requesting certification for appeal of the March 2014 summary judgment decision. In October 2014, the EPA and the U.S. Department of Justice filed the anticipated notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. It is not possible to determine the potential impact of the final carbon standards (also known as the EPA Clean Power Plan) on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
To comply with air pollution requirements, DTE Electric spent approximately $2.3 billion through 2015. DTE Electric estimates making capital expenditures of approximately $40 million in 2016.
Water — In response to an EPA regulation, DTE Electric would be required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2015. The final rule requires studies to be completed by April 2018 to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by each state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2015 and 2014, DTE Electric had $8 million and $10 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash became effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Certain effluent limitations guidelines requirements will be required to be performed in conjunction with the coal combustion residuals requirements. Costs associated with the building of new facilities over the next seven years to comply with coal combustion residuals requirements and effluent limitations guidelines are estimated to be approximately $290 million. See Note 7 to the Consolidated Financial Statements, "Asset Retirement Obligations", for estimated costs of closure of old facilities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of five of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2015 and 2014, DTE Gas had $22 million and $24 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy’s non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The Michigan coke battery facility received and responded to information requests from the EPA that resulted in the issuance of a NOV in June 2007 alleging potential maximum achievable control technologies and new source review violations. The EPA is in the process of reviewing DTE Energy’s position of demonstrated compliance and has not initiated escalated enforcement. At this time, DTE Energy cannot predict the impact of this issue but expects no further action. Furthermore, the Michigan coke battery facility is the subject of an investigation by the MDEQ concerning visible emissions readings that resulted from DTE Energy self reporting to MDEQ questionable activities by an employee of a contractor hired by DTE Energy to perform the visible emissions readings. At this time, DTE Energy cannot predict the impact of this investigation.
The Shenango coke battery received two NOVs from the Pennsylvania Department of Environmental Protection (PADEP) in 2010 alleging violations of the permit for the Pennsylvania coke battery facility in connection with coal pile storm water runoff. DTE Energy settled the alleged violations by implementing best management practices to address the issues and repair/upgrade its wastewater treatment plant. DTE Energy received a construction permit to upgrade its existing waste water treatment system. Due to the December 2015 decision to close the Shenango coke battery in January 2016, DTE Energy will not proceed with the upgrade to its wastewater treatment system.
The Shenango coke battery received an NOV from the Allegheny County, PA Health Department pertaining to excessive opacity readings from fugitive sources in excess of its standards for the Pennsylvania coke battery facility. Fugitive sources at the plant are in full compliance with the applicable Federal Opacity Standards. DTE Energy agreed to a Consent Order and Agreement with Allegheny County pursuant to which DTE Energy paid a fine of $300,000 and spent $300,000 for a supplemental environmental project. In May 2014, the Group Against Smog & Pollution (GASP) filed a complaint alleging that DTE Energy's coke battery facility in Pennsylvania was in violation of visible emissions limits under the Federal Clean Air Act and/or Article XXI of the Allegheny County, PA Health Department's Rules and Regulations. DTE Energy believed that the GASP suit was without merit and filed a motion to dismiss in July 2014. In March 2015, the U.S. District Court granted DTE Energy's motion for dismissal. In April 2015, GASP filed a notice of appeal. In January 2016, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of dismissal.
Other
In 2010, the EPA finalized a new 1-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2018. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with MDEQ to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

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
DTE Electric has $1.5 billion in primary coverage and $1.25 billion of excess coverage for stabilization, decontamination, debris removal, repair and/or replacement of property, and decommissioning. The combined coverage limit for total property damage is $2.75 billion. The total limit for property damage for non-nuclear events is $2 billion and an aggregate of $328 million of coverage for extra expenses over a two-year period.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2015 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2015 is approximately $268 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at December 31, 2015. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2015, DTE Energy had approximately $55 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,900 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2016 and 2017.
Purchase Commitments
As of December 31, 2015, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2016 through 2051 for DTE Energy, and 2016 through 2033 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2016	$2,038	$493
2017	1,160	412
2018	611	240
2019	397	120
2020	353	88
2021 and thereafter	3,043	992
	$7,602	$2,345
DTE Energy and DTE Electric expect that 2016 annual capital expenditures and contributions to equity method investees will be approximately $2.7 billion and $1.6 billion, respectively. The Registrants have made certain commitments in connection with the estimated 2016 annual capital expenditures and contributions to equity method investees.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Bankruptcies
Certain of the Registrants' customers and suppliers have filed for bankruptcy protection under the U.S. Bankruptcy Code. The Registrants regularly review contingent matters relating to these customers and suppliers and their purchase and sale contracts, and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.
Michigan Sales and Use Tax Litigation
In 2010, the Michigan Department of Treasury finalized a sales and use tax audit of DTE Electric for the period from January 2003 to September 2006. It determined that DTE Electric’s electric distribution equipment was not eligible for an industrial-processing exemption and therefore was subject to the use tax.  DTE Electric paid the tax for the period under audit and filed a claim in the Michigan Court of Claims disputing the tax determination.  DTE Electric has continued to apply an appropriate industrial-processing exemption percentage, where applicable, for purchases in the years subsequent to 2006.
The Michigan Court of Claims found in favor of DTE Electric, and that determination was subsequently appealed to the Michigan Supreme Court.  In July 2015, the Michigan Supreme Court issued an opinion finding that DTE Electric was eligible for a partial industrial-processing exemption on its electric distribution equipment based on the proportion of exempt use of that equipment. The Supreme Court reversed the lower court decision in part and remanded the case to the Michigan Court of Claims.  DTE Electric reached a settlement with the Michigan Department of Treasury in February 2016 and will receive a partial refund of amounts previously paid.
Other Contingencies
The Registrants are involved in certain other legal, regulatory, administrative, and environmental proceedings before various courts, arbitration panels, and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits, inquiries from various regulators, and pending judicial matters. The Registrants cannot predict the final disposition of such proceedings. The Registrants regularly review legal matters and record provisions for claims that they can estimate and are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on the Registrants' Consolidated Financial Statements in the periods they are resolved.
For a discussion of contingencies related to regulatory matters and derivatives see Notes 8 and 12 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments", respectively.

NOTE 18 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Pension Plan Benefits
DTE Energy has qualified defined benefit retirement plans for eligible represented and non-represented employees. The plans are noncontributory and provide traditional retirement benefits based on the employees’ years of benefit service, average final compensation, and age at retirement. In addition, certain represented and non-represented employees are covered under cash balance provisions that determine benefits on annual employer contributions and interest credits. DTE Energy also maintains supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy Corporate Services, LLC (LLC), a subsidiary of DTE Energy. DTE Electric is allocated net periodic benefit costs for its share of the amounts of the combined plans.
Effective January 1, 2012 for the Registrants' non-represented employees, and in June 2011 for certain DTE Energy represented employees and March 2013 for the majority of DTE Electric represented employees, the Registrants discontinued offering a defined benefit retirement plan to newly hired employees. In its place, the Registrants will annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006 and additional amounts when it deems appropriate. DTE Energy contributed $177 million, including $145 million of DTE Electric contributions, to the qualified pension plans in 2015. At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $180 million in contributions, including $145 million of DTE Electric contributions, to the pension plans in 2016.
Net pension cost for DTE Energy includes the following components:

	2015	2014	2013
	(In millions)
Service cost	$100	$83	$94
Interest cost	210	212	192
Expected return on plan assets	(296)	(273)	(266)
Amortization of net actuarial loss	205	157	208
Special termination benefits	2	—	—
Net pension cost	$221	$179	$228

	2015	2014
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$19	$805
Amortization of net actuarial loss	(205)	(157)
Prior service credit	—	(7)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(186)	$641
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$35	$820
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$162	$206
Net pension cost for DTE Electric includes the following components:

	2015	2014	2013
	(In millions)
Service cost	$77	$64	$73
Interest cost	160	162	146
Expected return on plan assets	(210)	(194)	(184)
Amortization of:
Net actuarial loss	147	110	148
Prior service cost	1	2	1
Special termination benefits	1	—	—
Net pension cost	$176	$144	$184

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2015	2014
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(13)	$614
Amortization of net actuarial loss	(147)	(110)
Prior service credit	—	(2)
Amortization of prior service cost	(1)	(2)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(161)	$500
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$15	$644
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$115	$149
Prior service cost	$1	$1
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2015	2014	2015	2014
	(In millions)
Accumulated benefit obligation, end of year	$4,569	$4,853	$3,401	$3,712
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,269	$4,380	$4,018	$3,341
Service cost	100	83	75	64
Interest cost	210	212	156	162
Plan amendments	—	(7)	—	(2)
Actuarial (gain) loss	(357)	836	(273)	634
Transfer due to plan sponsorship change	—	—	(99)	—
Special termination benefits	2	—	—	—
Benefits paid	(253)	(235)	(192)	(181)
Projected benefit obligation, end of year	$4,971	$5,269	$3,685	$4,018
Change in plan assets
Plan assets at fair value, beginning of year	$3,981	$3,720	$2,812	$2,632
Actual return on plan assets	(79)	301	(56)	212
Company contributions	183	195	145	149
Benefits paid	(253)	(235)	(192)	(181)
Plan assets at fair value, end of year	$3,832	$3,981	$2,709	$2,812
Funded status of the plans	$(1,139)	$(1,288)	$(976)	$(1,206)
Amount recorded as:
Current liabilities	$(6)	$(8)	$—	$(6)
Noncurrent liabilities	(1,133)	(1,280)	(976)	(1,200)
	$(1,139)	$(1,288)	$(976)	$(1,206)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$180	$194	$—	$44
Prior service credit	(1)	(1)	—	—
	$179	$193	$—	$44
Amounts recognized in Regulatory assets (see Note 8 - "Regulatory Matters")
Net actuarial loss	$2,113	$2,285	$1,588	$1,738
Prior service cost (credit)	(1)	(1)	4	5
	$2,112	$2,284	$1,592	$1,743

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

At December 31, 2015, the benefits related to the Registrants' qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

	DTE Energy	DTE Electric
	(In millions)
2016	$274	$213
2017	285	221
2018	297	231
2019	306	238
2020	314	244
2021-2025	1,662	1,279
Total	$3,138	$2,426
Assumptions used in determining the projected benefit obligation and net pension costs of the Registrants are:

	2015	2014	2013
Projected benefit obligation
Discount rate	4.50%	4.12%	4.95%
Rate of compensation increase	4.65%	4.65%	4.20%
Net pension costs
Discount rate	4.12%	4.95%	4.15%
Rate of compensation increase	4.65%	4.20%	4.20%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.25%
The Registrants employ a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.75% and other postretirement benefit plans of 8.00% for 2016. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2016 given the current investment strategy.
The Registrants employ a total return investment approach whereby a mix of equities, fixed income, and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income, and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value stocks, and large and small market capitalizations. Fixed income securities generally include market duration bonds of companies from diversified industries, mortgage-backed securities, non-U.S. securities, bank loans, and U.S. Treasuries. Pension assets include long duration U.S. government and diversified corporate bonds intended to partially mitigate liability volatility caused by changes in discount rates. Other assets, such as private markets and hedge funds, are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Target allocations for the Registrants' pension plan assets as of December 31, 2015 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non-U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' pension plan assets at December 31, 2015 and 2014 (a):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
DTE Energy asset category:
Short-term Investments (b)	$23	$—	$—	$23	$46	$—	$—	$46
Equity Securities
U.S. Large Cap (c)	842	—	—	842	899	—	—	899
U.S. Small Cap and Mid Cap (d)	219	—	—	219	225	—	—	225
Non-U.S. (e)	510	251	—	761	526	219	—	745
Fixed Income Securities (f)	5	1,024	—	1,029	7	1,113	—	1,120
Hedge Funds and Similar Investments (g)	220	96	452	768	226	95	438	759
Private Equity and Other (h)	—	—	190	190	—	—	187	187
Securities Lending (i)	(129)	(25)	—	(154)	(189)	(50)	—	(239)
Securities Lending Collateral (i)	129	25	—	154	189	50	—	239
DTE Energy Total	$1,819	$1,371	$642	$3,832	$1,929	$1,427	$625	$3,981

DTE Electric asset category:
Short-term Investments (b)	$16	$—	$—	$16	$33	$—	$—	$33
Equity Securities
U.S. Large Cap (c)	599	—	—	599	638	—	—	638
U.S. Small Cap and Mid Cap (d)	157	—	—	157	162	—	—	162
Non-U.S. (e)	367	178	—	545	378	157	—	535
Fixed Income Securities (f)	4	699	—	703	5	758	—	763
Hedge Funds and Similar Investments (g)	158	69	325	552	163	68	315	546
Private Equity and Other (h)	—	—	137	137	—	—	135	135
Securities Lending (i)	(93)	(18)	—	(111)	(136)	(36)	—	(172)
Securities Lending Collateral (i)	93	18	—	111	136	36	—	172
DTE Electric Total	$1,301	$946	$462	$2,709	$1,379	$983	$450	$2,812
_______________________________________

(a)	For a description of levels within the fair value hierarchy, see Note 11 to the Consolidated Financial Statements, "Fair Value".

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

(g)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded debt and equity, publicly traded mutual funds, commingled and limited partnership funds, and non-exchange traded securities. Pricing for Level 1 and Level 2 assets in this category is obtained from quoted prices in actively traded markets and quoted prices from broker or pricing services. Non-exchange traded securities held in commingled funds are classified as Level 2 assets. Valuations for some Level 3 assets in this category may be based on limited observable inputs as there may be little, if any, publicly available pricing.

(h)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relevant publicly-traded comparables, and comparable transactions.

(i)
In 2014, the Registrants began a securities lending program with a third-party agent. The program allows the agent to lend certain securities from the Registrants' pension trusts to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair values of securities by comparison of market-based price sources.
The following table provides a reconciliation of beginning and ending balances of DTE Energy's pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$438	$187	$625	$395	$170	$565
Total realized/unrealized gains (losses)	10	10	20	22	16	38
Purchases, sales, and settlements:
Purchases	4	32	36	22	31	53
Sales	—	(39)	(39)	(1)	(30)	(31)
Ending Balance at December 31	$452	$190	$642	$438	$187	$625
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$10	$(3)	$7	$21	$11	$32
The following table provides a reconciliation of beginning and ending balances of DTE Electric's pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$315	$135	$450	$285	$122	407
Total realized/unrealized gains (losses)	7	7	14	15	12	27
Purchases, sales, and settlements:
Purchases	3	23	26	16	22	38
Sales	—	(28)	(28)	(1)	(21)	(22)
Ending Balance at December 31	$325	$137	$462	$315	$135	$450
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$7	$(2)	$5	$15	$8	$23
There were no transfers from or into Level 3 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2015 and 2014 for either of the Registrants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. Separate qualified VEBA and other benefit trusts exist. DTE Energy contributed $199 million to these trusts, including $175 million of DTE Electric contributions, for the defined benefit other postretirement medical and life insurance benefit plans during 2015. At the discretion of management, DTE Energy anticipates making up to $20 million of contributions, through contributions from DTE Gas, to the trusts in 2016.
Starting in 2012, in lieu of offering future employees defined benefit post-employment health care and life insurance benefits, the Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America (UWUA) for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $5 million in 2015, $4 million in 2014, and $2 million in 2013, including DTE Electric contributions of $3 million in 2015, $2 million in 2014, and $1 million in 2013.
Beginning in 2013, the Registrants replaced the defined benefit employer-sponsored retiree medical, prescription drug, and dental coverage with a notional allocation to a Retiree Reimbursement Account. This change applies to both current and future Medicare eligible non-represented and future represented retirees, spouses, surviving spouses, or same sex domestic partners when the youngest of the retiree's covered household turns age 65. The amount of the annual allocation to each participant is determined by the employee's retirement date, and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.
Net other postretirement credit for DTE Energy includes the following components:

	2015	2014	2013
	(In millions)
Service cost	$34	$34	$47
Interest cost	81	89	88
Expected return on plan assets	(131)	(122)	(110)
Amortization of:
Net actuarial loss	43	20	64
Prior service credit	(126)	(144)	(131)
Net other postretirement credit	$(99)	$(123)	$(42)

	2015	2014
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(68)	$192
Amortization of net actuarial loss	(43)	(20)
Amortization of prior service credit	126	144
Total recognized in Regulatory assets and Other comprehensive income (loss)	$15	$316
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(84)	$193
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$32	$43
Prior service credit	$(118)	$(126)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net other postretirement credit for DTE Electric includes the following components:

	2015	2014	2013
	(In millions)
Service cost	$25	$26	$35
Interest cost	62	68	67
Expected return on plan assets	(90)	(85)	(74)
Amortization of:
Net actuarial loss	31	14	47
Prior service credit	(95)	(109)	(100)
Net other postretirement credit	$(67)	$(86)	$(25)

	2015	2014
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$(57)	$144
Amortization of net actuarial loss	(31)	(14)
Amortization of prior service credit	95	109
Total recognized in Regulatory assets and Other comprehensive income (loss)	$7	$239
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(60)	$153
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$22	$31
Prior service credit	$(89)	$(94)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2015	2014	2015	2014
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$2,044	$1,878	$1,558	$1,430
Service cost	34	34	25	26
Interest cost	81	89	62	68
Actuarial (gain) loss	(224)	131	(166)	100
Benefits paid	(89)	(88)	(65)	(66)
Accumulated postretirement benefit obligation, end of year	$1,846	$2,044	$1,414	$1,558
Change in plan assets
Plan assets at fair value, beginning of year	$1,528	$1,527	$1,038	$1,061
Actual return on plan assets	(25)	62	(19)	41
Company contributions	199	24	175	—
Benefits paid	(85)	(85)	(63)	(64)
Plan assets at fair value, end of year	$1,617	$1,528	$1,131	$1,038
Funded status, end of year	$(229)	$(516)	$(283)	$(520)
Amount recorded as:
Noncurrent assets	$—	$—	$24	$—
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(228)	(515)	(307)	(520)
	$(229)	$(516)	$(283)	$(520)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$24	$34	$—	$—
Prior service credit	(2)	(5)	—	—
	$22	$29	$—	$—
Amounts recognized in Regulatory assets (see Note 8 - "Regulatory Matters")
Net actuarial loss	$387	$488	$297	$385
Prior service credit	(131)	(254)	(99)	(194)
	$256	$234	$198	$191
At December 31, 2015, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2016	$100	$77
2017	105	81
2018	108	84
2019	113	88
2020	116	90
2021-2025	621	476
Total	$1,163	$896

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2015	2014	2013
Accumulated postretirement benefit obligation
Discount rate	4.50%	4.10%	4.95%
Health care trend rate pre- and post- 65	6.25 / 6.75%	7.50 / 6.50%	7.50 / 6.50%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2027	2025 / 2024	2025 / 2024
Other postretirement benefit costs
Discount rate (prior to interim remeasurement)	4.10%	4.95%	4.15%
Discount rate (post interim remeasurement)	N/A	N/A	4.30%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%
Health care trend rate pre- and post- 65	7.50 / 6.50%	7.50 / 6.50%	7.00%
Ultimate health care trend rate	4.50%	4.50%	5.00%
Year in which ultimate reached pre- and post- 65	2025 / 2024	2025 / 2024	2021
A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs for DTE Energy by $6 million, including $4 million for DTE Electric, in 2015 and would have increased the accumulated benefit obligation for DTE Energy by $100 million, including $74 million for DTE Electric, at December 31, 2015. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs for DTE Energy by $5 million, including $4 million for DTE Electric, in 2015 and would have decreased the accumulated benefit obligation for DTE Energy by $86 million, including $64 million for DTE Electric, at December 31, 2015.
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefit plans is similar to those previously described for the pension plans.
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2015 are listed below:

U.S. Large Cap Equity Securities	17%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2015 and 2014 (a):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
DTE Energy asset category:	(In millions)
Short-term Investments (b)	$7	$—	$—	$7	$6	$—	$—	$6
Equity Securities
U.S. Large Cap (c)	264	—	—	264	266	—	—	266
U.S. Small Cap and Mid Cap (d)	138	—	—	138	149	—	—	149
Non-U.S. (e)	262	55	—	317	222	59	—	281
Fixed Income Securities (f)	23	390	—	413	15	360	—	375
Hedge Funds and Similar Investments (g)	109	45	171	325	107	45	168	320
Private Equity and Other (h)	—	—	153	153	—	—	131	131
Securities Lending (i)	(122)	(6)	—	(128)	(141)	(17)	—	(158)
Securities Lending Collateral (i)	122	6	—	128	141	17	—	158
DTE Energy Total	$803	$490	$324	$1,617	$765	$464	$299	$1,528

DTE Electric asset category:
Short-term Investments (b)	$5	$—	$—	$5	$4	$—	$—	$4
Equity Securities
U.S. Large Cap (c)	183	—	—	183	179	—	—	179
U.S. Small Cap and Mid Cap (d)	97	—	—	97	102	—	—	102
Non-U.S. (e)	184	37	—	221	151	39	—	190
Fixed Income Securities (f)	17	272	—	289	11	243	—	254
Hedge Funds and Similar Investments (g)	76	32	119	227	73	31	114	218
Private Equity and Other (h)	—	—	109	109	—	—	91	91
Securities Lending (i)	(87)	(4)	—	(91)	(98)	(11)	—	(109)
Securities Lending Collateral (i)	87	4	—	91	98	11	—	109
DTE Electric Total	$562	$341	$228	$1,131	$520	$313	$205	$1,038
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 11 to the Consolidated Financial Statements, "Fair Value".

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

(f)
This category includes corporate bonds from diversified industries, U.S. Treasuries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as Level 2 assets.

(g)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded debt and equity, publicly traded mutual funds, commingled and limited partnership funds, and non-exchange traded securities. Pricing for Level 1 and Level 2 assets in this category is obtained from quoted prices in actively traded markets and quoted prices from broker or pricing services. Non-exchange traded securities held in commingled funds are classified as Level 2 assets. Valuations for some Level 3 assets in this category may be based on limited observable inputs as there may be little, if any, publicly available pricing.

(h)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. Pricing for investments in this category is based on limited observable inputs as there is little, if any, publicly available pricing. Valuations for assets in this category may be based on discounted cash flow analyses, relevant publicly-traded comparables, and comparable transactions.

(i)
In 2014, the Registrants began a securities lending program with a third-party agent. The program allows the agent to lend certain securities from the Registrants' VEBA trust to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The DTE Energy Company Master VEBA Trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair values of securities by comparison of market-based price sources.
The following table provides a reconciliation of beginning and ending balances of DTE Energy's other postretirement benefit plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$168	$131	$299	$159	$101	$260
Total realized/unrealized gains (losses)	4	9	13	8	9	17
Purchases, sales, and settlements:
Purchases	11	34	45	9	33	42
Sales	(12)	(21)	(33)	(8)	(12)	(20)
Ending Balance at December 31	$171	$153	$324	$168	$131	$299
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$—	$3	$3	$7	$8	$15
The following table provides a reconciliation of beginning and ending balances of DTE Electric's other postretirement benefit plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Hedge Funds and Similar Investments	Private Equity and Other	Total	Hedge Funds and Similar Investments	Private Equity and Other	Total
	(In millions)
Beginning Balance at January 1	$114	$91	$205	$111	$71	$182
Total realized/unrealized gains (losses)	3	6	9	5	6	11
Purchases, sales, and settlements:
Purchases	11	26	37	4	22	26
Sales	(9)	(14)	(23)	(6)	(8)	(14)
Ending Balance at December 31	$119	$109	$228	$114	$91	$205
The amount of total gains for the period attributable to the change in unrealized gains or losses related to assets still held at the end of the period	$—	$2	$2	$5	$5	$10
There were no transfers from or into Level 3 and there were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2015 and 2014 for either of the Registrants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Interim Re-Measurement of Other Postretirement Benefit Obligation
In March 2013, the Registrants reached agreements on new four-year labor contracts with certain represented employees under several bargaining units. As a term of the agreements, the Registrants replaced the defined benefit employer-sponsored retiree medical, prescription drug, and dental coverage for future Medicare eligible retirees and their covered dependents with an allocation to a Retiree Reimbursement Account, when the youngest of the retiree's covered household turns age 65. The initial amount of the allocation of $3,250 per year for each eligible participant increases each year at the lower of the rate of medical inflation or 2%. The modification in retiree health coverage will reduce future other postretirement benefit costs.
Based on the impact of such benefit cost savings on the Registrants' Consolidated Financial Statements, the Registrants re-measured their retiree health plan as of March 31, 2013. In performing the re-measurement, the Registrants updated their significant actuarial assumptions, including an adjustment to the discount rate from 4.15% at December 31, 2012 to 4.30% at March 31, 2013. Plan assets were also updated to reflect fair value as of the re-measurement date. Beginning April 2013, net other postretirement benefit costs were recorded based on the updated actuarial assumptions and benefit changes resulting from the new labor contracts.
DTE Energy Common Stock
DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Master VEBA Trust for funding its other postretirement benefit plans:

Date	Number of Shares	Price per Share	Amount
			(In millions)
February 17, 2015	1,427,835	$81.91	$117
			$117
The above contribution was made on behalf of DTE Electric, which paid DTE Energy cash consideration of $117 million in February 2015.
During 2015, DTE Energy also made cash contributions of $82 million, including DTE Electric contributions of $58 million, to the DTE Energy Company Master VEBA Trust for its other postretirement benefit plans.
Grantor Trust
DTE Gas maintains a Grantor Trust that invests in life insurance contracts and income securities to fund other postretirement benefit obligations. Employees and retirees have no right, title, or interest in the assets of the Grantor Trust, and DTE Gas can revoke the trust subject to providing the MPSC with prior notification. DTE Gas accounts for its investment at fair value, which approximated $18 million at December 31, 2015 and 2014, with unrealized gains and losses recorded to earnings. The Grantor Trust investment is included in Other investments on DTE Energy's Consolidated Statements of Financial Position.
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. The cost of these plans was $49 million, $48 million, and $41 million in each of the years 2015, 2014, and 2013, respectively, for DTE Energy, and $23 million, $24 million, and $21 million in each of the years 2015, 2014, and 2013, respectively, for DTE Electric.
Plan Changes
In 2015, certain executive retirement benefit plans were amended to transfer the obligation for benefits as attributed to the LLC. The related plan liabilities were transferred from DTE Electric and DTE Gas to the LLC. The related Rabbi Trust assets were also transferred to DTE Energy from DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 19 — STOCK-BASED COMPENSATION
DTE Energy’s stock incentive program permits the grant of incentive stock options, non-qualifying stock options, stock awards, performance shares, and performance units to employees and members of its Board of Directors. As a result of a stock award, a settlement of an award of performance shares, or by exercise of a participant’s stock option, DTE Energy may deliver common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DTE Energy in the name of the participant. Key provisions of the stock incentive program are:

•	Authorized limit is 14,500,000 shares of common stock;

•	Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DTE Energy’s stock on the date of the grant; and

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

DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2015	2014	2013
	(In millions)
Stock-based compensation expense	$34	$103	$99
Tax benefit	$13	$40	$38
Stock-based compensation cost capitalized in Property, plant, and equipment	$5	$16	$15
Stock Options
Options are exercisable according to the terms of the individual stock option award agreements and expire ten years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.
The following table summarizes DTE Energy's stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2014	444,278	$43.56
Exercised	(178,017)	$45.07
Forfeited or expired	(3,979)	$44.72
Options outstanding and exercisable at December 31, 2015	262,282	$42.52	$10
As of December 31, 2015, the weighted average remaining contractual life for the exercisable shares is 2.80 years. As of December 31, 2015, all options were vested. No options vested during 2015.
There were no options granted during 2015, 2014, or 2013. The intrinsic value of options exercised for the years ended December 31, 2015, 2014, and 2013 was $7 million, $11 million, and $12 million, respectively. No option expense was recognized for 2015, 2014, or 2013.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The number, weighted average exercise price, and weighted average remaining contractual life of DTE Energy options outstanding as of December 31, 2015 were as follows:

Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$27.00	—	$38.00	22,083	$27.70	3.16
$38.01	—	$42.00	80,434	$41.79	2.16
$42.01	—	$45.00	116,665	$43.90	3.79
$45.01	—	$50.00	43,100	$47.75	1.15
			262,282	$42.52	2.80
Restricted Stock Awards
Stock awards granted under the plan are restricted for varying periods, generally for three years. Participants have all rights of a shareholder with respect to a stock award, including the right to receive dividends and vote the shares. Prior to vesting in stock awards, the participant: (i) may not sell, transfer, pledge, exchange, or otherwise dispose of shares; (ii) shall not retain custody of the share certificates; and (iii) will deliver to DTE Energy a stock power with respect to each stock award upon request.
The stock awards are recorded at cost that approximates fair value on the date of grant. The cost is amortized to compensation expense over the vesting period.
Stock award activity for DTE Energy for the years ended December 31 was:

	2015	2014	2013
Fair value of awards vested (in millions)	$9	$11	$8
Restricted common shares awarded	144,300	159,590	127,785
Weighted average market price of shares awarded	$83.43	$70.09	$64.72
Compensation cost charged against income (in millions)	$10	$10	$23
The following table summarizes DTE Energy’s restricted stock awards activity for the year ended December 31, 2015:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	416,318	$62.82
Grants	144,300	$83.43
Forfeitures	(12,721)	$74.78
Vested and issued	(165,453)	$55.73
Balance at December 31, 2015	382,444	$73.26
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2014 and 2015 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. Performance shares awarded prior to 2014 are liability awards and are remeasured to fair value at each reporting period. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy recorded compensation expense for performance share awards as follows:

	2015	2014	2013
	(In millions)
Compensation expense	$24	$93	$77
Cash settlements (a)	$13	$11	$9
Stock settlements (a)	$71	$61	$56
_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the awards.
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
The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2015:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	1,554,697	$69.32
Grants	467,288	$83.85
Forfeitures	(47,067)	$76.22
Payouts	(532,700)	$—
Balance at December 31, 2015	1,442,218	$75.85
Unrecognized Compensation Costs
As of December 31, 2015, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$11	1.11
Performance shares	37	0.97
	$48	1.00
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2015, 2014, and 2013 for stock-based compensation expense was approximately $21 million, $62 million, and $58 million, respectively.

NOTE 20 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.2 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
Gas Storage and Pipelines consists of natural gas pipeline, gathering, and storage businesses.
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects.
Energy Trading consists of energy marketing and trading operations.
Corporate and Other includes various holding company activities, holds certain non-utility debt, and energy-related investments.
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Electric	$36	$29	$26
Gas	3	6	4
Gas Storage and Pipelines	8	9	3
Power and Industrial Projects	785	794	816
Energy Trading	32	33	43
Corporate and Other	4	3	(24)
	$868	$874	$868

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2015
Operating Revenues — Utility operations	$4,901	1,376	—	—	—	—	(39)	$6,238
Operating Revenues — Non-utility operations	$—	—	243	2,224	2,459	2	(829)	$4,099
Depreciation and amortization	$637	104	30	78	2	1	—	$852
Interest income	$—	(7)	(8)	(8)	(2)	(52)	64	$(13)
Interest expense	$258	62	24	32	6	132	(64)	$450
Equity in earnings of equity method investees	$2	6	47	8	—	3	—	$66
Income Tax Expense (Benefit)	$290	72	70	(140)	(15)	(47)	—	$230
Net Income (Loss) Attributable to DTE Energy Company	$542	132	107	16	(22)	(48)	—	$727
Investment in equity method investees	$10	9	296	183	—	16	—	$514
Capital expenditures and acquisitions	$1,785	273	161	36	6	—	—	$2,261
Goodwill	$1,208	743	24	26	17	—	—	$2,018
Total Assets	$19,539	4,299	1,047	860	590	3,530	(1,128)	$28,737

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2014
Operating Revenues — Utility operations	$5,283	1,636	—	—	—	—	(35)	$6,884
Operating Revenues — Non-utility operations	$—	—	203	2,289	3,762	2	(839)	$5,417
Depreciation and amortization	$933	99	34	77	1	1	—	$1,145
Interest income	$(1)	(7)	(6)	(5)	—	(48)	57	$(10)
Interest expense	$250	57	22	28	7	122	(57)	$429
Equity in earnings of equity method investees	$1	7	35	5	—	—	—	$48
Income Tax Expense (Benefit)	$296	78	53	(100)	77	(40)	—	$364
Net Income (Loss) Attributable to DTE Energy Company	$528	140	82	90	122	(57)	—	$905
Investment in equity method investees	$8	10	224	184	—	8	—	$434
Capital expenditures and acquisitions	$1,561	224	184	77	3	—	—	$2,049
Goodwill	$1,208	743	24	26	17	—	—	$2,018
Total Assets	$18,713	4,247	883	998	755	3,209	(906)	$27,899

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2013
Operating Revenues — Utility operations	$5,199	1,474	—	—	—	—	(30)	$6,643
Operating Revenues — Non-utility operations	$—	—	132	1,950	1,771	3	(838)	$3,018
Depreciation and amortization	$902	95	23	72	1	1	—	$1,094
Interest income	$(1)	(7)	(7)	(6)	—	(51)	63	$(9)
Interest expense	$268	58	18	27	8	120	(63)	$436
Equity in earnings of equity method investees	$1	6	44	8	—	—	—	$59
Income Tax Expense (Benefit)	$252	77	45	(45)	(38)	(37)	—	$254
Net Income (Loss) Attributable to DTE Energy Company	$484	143	70	66	(58)	(44)	—	$661
Investment in equity method investees	$9	10	201	189	—	6	—	$415
Capital expenditures and acquisitions	$1,325	209	245	93	3	1	—	$1,876
Goodwill	$1,208	743	24	26	17	—	—	$2,018
Total Assets	$17,508	3,920	823	1,054	624	2,945	(939)	$25,935

NOTE 21 — RELATED PARTY TRANSACTIONS
DTE Electric has agreements with affiliated companies to sell energy for resale, purchase fuel and power, provide fuel supply services, and provide power plant operation and maintenance services. DTE Electric has agreements with certain DTE Energy affiliates where DTE Electric charges the affiliates for their use of the shared capital assets of DTE Electric. A shared services company accumulates various corporate support services expenses and charges various subsidiaries of DTE Energy, including DTE Electric. DTE Electric records federal, state, and local income taxes payable to or receivable from DTE Energy based on its federal, state, and local tax provisions.
The following is a summary of DTE Electric's transactions with affiliated companies:

	2015	2014	2013
	(In millions)
Revenues
Energy sales	$2	$2	$2
Other services	$6	$5	$7
Shared capital assets	$33	$26	$23
Costs
Fuel and purchased power	$9	$4	$4
Other services and interest	$2	$(1)	$(1)
Corporate expenses (net)	$334	$304	$334
Other
Dividends declared	$395	$370	$342
Dividends paid	$395	$370	$342
Capital contribution from DTE Energy	$300	$190	$400
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2015 and 2014.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

For DTE Electric, there were no charitable contributions to the DTE Energy Foundation for the years ended December 31, 2015 and 2014, while there were $18 million in contributions for the year ended December 31, 2013. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
4	Acquisitions and Exit Activities
18	Retirement Benefits and Trusteed Assets
19	Stock-Based Compensation

NOTE 22 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2015
Operating Revenues	$2,984	$2,268	$2,598	$2,487	$10,337
Operating Income	$461	$204	$440	$134	$1,239
Net Income Attributable to DTE Energy Company	$273	$109	$265	$80	$727
Basic Earnings per Share	$1.53	$0.61	$1.47	$0.45	$4.05
Diluted Earnings per Share	$1.53	$0.61	$1.47	$0.45	$4.05
2014
Operating Revenues	$3,930	$2,698	$2,595	$3,078	$12,301
Operating Income	$560	$249	$239	$542	$1,590
Net Income Attributable to DTE Energy Company	$326	$124	$156	$299	$905
Basic Earnings per Share	$1.84	$0.70	$0.88	$1.68	$5.11
Diluted Earnings per Share	$1.84	$0.70	$0.88	$1.68	$5.10
DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2015
Operating Revenues	$1,203	$1,147	$1,385	$1,165	$4,900
Operating Income	$268	$214	$400	$192	$1,074
Net Income	$137	$99	$216	$92	$544
2014
Operating Revenues	$1,410	$1,281	$1,357	$1,234	$5,282
Operating Income	$271	$259	$272	$250	$1,052
Net Income	$137	$130	$136	$129	$532

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
See Item 8. Financial Statements and Supplementary Data for management’s evaluation of the Registrants' disclosure controls and procedures, their report on internal control over financial reporting, and their conclusion on changes in internal control over financial reporting.

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence
DTE Electric
Information required of DTE Electric by Part III (Items 10, 11, 12, and 13) of this Form 10-K is omitted per General Instruction I (2) (c) of Form 10-K for wholly-owned subsidiaries (reduced disclosure format).

Item 14. Principal Accountant Fees and Services
DTE Energy
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be held May 5, 2016. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

DTE Electric
For the years ended December 31, 2015 and 2014, professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2015 and December 31, 2014, respectively, and fees billed for other services rendered by PwC during those periods.

	2015	2014
Audit fees (a)	$1,329,245	$1,337,674
Audit-related fees (b)	12,000	11,000
Total	$1,341,245	$1,348,674
_______________________________________

(a)
Represents the aggregate fees for the audits of DTE Electric’s annual financial statements included in the Annual Reports on Form 10-K and for the reviews of the financial statements included in the Quarterly Reports on Form 10-Q.

(b)	Represents the aggregate fees billed for audit-related services for various attest services.
The above listed fees were pre-approved by the DTE Energy Audit Committee. Prior to engagement, the DTE Energy Audit Committee pre-approves these services by category of service. The DTE Energy Audit Committee may delegate to the chair of the Audit Committee, or to one or more other designated members of the Audit Committee, the authority to grant pre-approvals of all permitted services or classes of these permitted services to be provided by the independent auditor up to, but not exceeding, a pre-defined limit. The decision of the designated member to pre-approve a permitted service will be reported to the DTE Energy Audit Committee at the next scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3)	Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.96	Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 3, 2016	X

10.97	First Amendment to DTE Energy Company Executive Performance Plan Effective May 7, 2015, dated as of February 3, 2016	X

10.98	First Amendment to DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005, dated as of February 4, 2016	X

10.99	First Amendment to DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 1, 2014, dated as of February 4, 2016	X

12.65	Computation of Ratio of Earnings to Fixed Charges	X

12.66	Computation of Ratio of Earnings to Fixed Charges		X

21.11	Subsidiaries of DTE Energy	X

23.30	Consent of PricewaterhouseCoopers LLP	X

23.31	Consent of PricewaterhouseCoopers LLP		X

31.109	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.110	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.111	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.112	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.109	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.110	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.111	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.112	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015)	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to DTE Energy’s Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)
X

Supplemental Indenture, dated as of May 15, 2006, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4-239 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2006). (2006 Series B 6.35% Senior Notes due 2016)
X

Supplemental Indenture, dated as of December 1, 2011, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-274 to DTE Energy’s Form 8-K dated December 7, 2011). (2011 Series I 6.50% Junior Subordinated Debentures due 2061)
X

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to DTE Energy’s Form 8-K dated October 1, 2012) (2012 Series C 5.25% Junior Subordinated Debentures due 2062)
X

Supplemental Indenture, dated as of December 1, 2013, between DTE Energy and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 Series F Senior Notes due 2023)
X

Supplemental Indenture, dated as of May 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-284 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014). (2014 Series C due 2024)
X

Supplemental Indenture, dated as of November 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-287 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 Series G due 2019)
X

Supplemental Indenture, dated as of June 15, 2015, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to DTE Energy Company’s Form 8-K filed on June 17, 2015). (2015 Series B due 2022)
X

4(b)
Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
		X	X

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment)
		X	X

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment)
		X	X

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment)
X	X

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment)
X	X

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment)
X	X

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment)
X	X

Supplemental Indenture, dated as of February 15, 1990, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-212 to Detroit Edison's Form 10-K for the year ended December 31, 2000). (1990 Series B)
X	X

Supplemental Indenture, dated as of May 1, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-178 to Detroit Edison's Form 10-K for the year ended December 31, 1996). (1991 Series CP)
X	X

Supplemental Indenture, dated as of May 15, 1991, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-179 to Detroit Edison's Form 10-K for the year ended December 31, 1996). (1991 Series DP)
X	X

Supplemental Indenture, dated as of February 29, 1992, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-187 to Detroit Edison's Form 10-Q for the quarter ended March 31, 1998). (1992 Series AP)
X	X

Supplemental Indenture, dated as of April 26, 1993, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-215 to Detroit Edison's Form 10-K for the year ended December 31, 2000). (amendment)
X	X

Supplemental Indenture, dated as of September 17, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Registration Statement on Form S-3 (File No. 333-100000)). (amendment and successor trustee)
X	X

Supplemental Indenture, dated as of October 15, 2002, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-230 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2002). (2002 Series B)
X	X

Supplemental Indenture, dated as of April 1, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.3 to Detroit Edison's Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series BR)
X	X

Supplemental Indenture, dated as of September 15, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to Detroit Edison's Form 8-K dated September 29, 2005). (2005 Series C)
X	X

Supplemental Indenture, dated as of September 30, 2005, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between Detroit Edison and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-248 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2005). (2005 Series E)
X	X

Supplemental Indenture, dated as of May 15, 2006, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-250 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2006). (2006 Series A)
X	X

Supplemental Indenture, dated as of December 1, 2007, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and J.P. Morgan Trust Company, National Association, as successor trustee (Exhibit 4.2 to Detroit Edison's Form 8-K dated December 18, 2007). (2007 Series A)
X	X

Supplemental Indenture, dated as of May 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-253 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET)
X	X

Supplemental Indenture, dated as of June 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-255 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series G)
X	X

Supplemental Indenture, dated as of July 1, 2008 to Mortgage and Deed of Trust, dated as of October 1, 1924 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-257 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT)
X	X

Supplemental Indenture, dated as of August 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-269 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series B)
X	X

Supplemental Indenture, dated as of September 1, 2010, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-271 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series A)
X	X

Supplemental Indenture, dated as of May 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-275 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2011). (2011 Series B)
X	X

Supplemental Indenture, dated as of August 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-276 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series GT)
X	X

Supplemental Indenture, dated as of August 15, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-277 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series D, 2011 Series E, 2011 Series F)
X	X

Supplemental Indenture, dated as of September 1, 2011, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-278 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2011). (2011 Series H)
X	X

Supplemental Indenture dated as of June 20, 2012, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-279 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2012). (2012 Series A and B)
X	X

Supplemental Indenture, dated as of March 15, 2013, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-280 to DTE Electric Form 10-Q for the quarter ended March 31, 2013). (2013 Series A)
	X	X

Supplemental Indenture, dated as of August 1, 2013, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-281 to DTE Electric’s Form 10-Q for the quarter ended September 30, 2013). (2013 Series B)
	X	X

Supplemental Indenture, dated as of June 1, 2014, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-282 to DTE Electric's Form 10-Q for the quarter ended June 30, 2014). (2014 Series A and B)
	X	X

Supplemental Indenture, dated as of July 1, 2014, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon, N.A., as successor trustee (Exhibit 4-283 to DTE Electric's Form 10-Q for the quarter ended June 30, 2014). (2014 Series D and E)
	X	X

Supplemental Indenture, dated as of March 1, 2015, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-289 to DTE Electric's Form 10-Q for the quarter ended March 31, 2015). (2015 Series A due 2045)
	X	X

4(c)
Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison's Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
	X	X

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2002). (6.35% Senior Notes due 2032)
	X	X

Sixteenth Supplemental Indenture, dated as of April 1, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Registration Statement on Form S-4 (File No. 333-123926)). (2005 Series BR 5.45% Senior Notes due 2035)
	X	X

Eighteenth Supplemental Indenture, dated as of September 15, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Form 8-K dated September 29, 2005). (2005 Series C 5.19% Senior Notes due October 1, 2023)
	X	X

Nineteenth Supplemental Indenture, dated as of September 30, 2005, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-247 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2005). (2005 Series E 5.70% Senior Notes due 2037)
	X	X

Twentieth Supplemental Indenture, dated as of May 15, 2006, to the Collateral Trust Indenture dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-249 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2006). (2006 Series A Senior Notes due 2036)
	X	X

Twenty-second Supplemental Indenture, dated as of December 1, 2007, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to Detroit Edison's Form 8-K dated December 18, 2007). (2007 Series A Senior Notes due 2038)
	X	X

Twenty-fourth Supplemental Indenture, dated as of May 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A. as successor trustee (Exhibit 4-254 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series ET Variable Rate Senior Notes due 2029)
	X	X

Twenty-fifth Supplemental Indenture, dated as of June 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-256 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series G 5.60% Senior Notes due 2018)
	X	X

Twenty-sixth Supplemental Indenture, dated as of July 1, 2008 to the Collateral Trust Indenture, dated as of June 30, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-258 to Detroit Edison's Form 10-Q for the quarter ended June 30, 2008). (2008 Series KT Variable Rate Senior Notes due 2020)
	X	X

Thirty-first Supplemental Indenture, dated as of August 1, 2010 to the Collateral Trust Indenture, dated as of June 1, 1993 between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-270 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series B 3.45% Senior Notes due 2020)
	X	X

Thirty-second Supplemental Indenture, dated as of September 1, 2010, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-272 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2010). (2010 Series A 4.89% Senior Notes due 2020)
	X	X

4(d)
Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., as trustee, related to Senior Debt Securities (Exhibit 4-1 to Michigan Consolidated Gas Company Registration Statement on Form S-3 (File No. 333-63370)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Fourth Supplemental Indenture dated as of February 15, 2003, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-3 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% Senior Notes, 2003 Series A due 2033)
X

Fifth Supplemental Indenture dated as of October 1, 2004, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-6 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (5.00% Senior Notes, 2004 Series E due 2019)
X

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (5.26% Senior Notes, 2008 Series A due 2013, 6.04% Senior Notes, 2008 Series B due 2018 and 6.44% Senior Notes, 2008 Series C due 2023)
X

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
X

Eighth Supplemental Indenture, dated as of August 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (5.94% Senior Notes, 2008 Series H due 2015 and 6.36% Senior Notes, 2008 Series I due 2020)
X

4(e)
Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)
X

Thirty-eighth Supplemental Indenture dated as of October 1, 2004 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-5 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (2004 Series E collateral bonds)
X

Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series B and C Collateral Bonds)
X

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
X

Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series I Collateral Bonds)
X

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series C, D, and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

4(f)	Registration Rights Agreement, dated as of June 16, 2015, among DTE Energy Company and the Initial Purchasers named therein. (Exhibit 4.2 to DTE Energy Company’s Form 8-K filed on June 17, 2015)	X

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Gerardo Norcia, Peter B. Oleksiak, Bruce D. Peterson, and non-employee Directors (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)
X

10(b)
Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company's Form 10-K for the year ended December 31, 1993)
		X	X

10(c)
Certain arrangements pertaining to the employment of David E. Meador with The Detroit Edison Company, dated January 14, 1997 (Exhibit 10-5 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)
		X	X

10(d)	Certain arrangements pertaining to the employment of Bruce D. Peterson, dated May 22, 2002 (Exhibit 10-48 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(e)	DTE Energy Company Annual Incentive Plan (Exhibit 10-44 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2001)	X

10(f)	Amended and Restated DTE Energy Company Long-Term Incentive Plan (as Amended February 6, 2014) (Exhibit 10-88 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2014)	X

10(g)
DTE Energy Company Retirement Plan for Non-Employee Directors' Fees (as Amended and Restated effective as of December 31, 1998) (Exhibit 10-31 to DTE Energy’s Form 10-K for the year ended December 31, 1998)
X

10(h)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)	X	X

10(i)	Description of Executive Life Insurance Plan (Exhibit 10-47 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(j)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

10(k)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 23, 2005)	X

10(l)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 29, 2006)	X

10(m)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of December 2, 2009 (Exhibit 10.1 to DTE Energy’s Form 8-K dated December 8, 2009)
X

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2012)
X

10(n)	DTE Energy Company Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.76 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

First Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of March 19, 2013 (Exhibit 10.92 to Form DTE Energy’s 10-K for the year ended December 31, 2014)
X

Second Amendment to the DTE Energy Company Supplemental Retirement Plan (Amended and Restated, effective as of January 1, 2005) dated as of November 11, 2014 (Exhibit 10.93 to DTE Energy’s Form 10-K for the year ended December 31, 2014)
X

10(o)	DTE Energy Company Supplemental Savings Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.77 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

	Second Amendment to the DTE Energy Supplemental Savings Plan dated as of November 13, 2012 (Exhibit 10.81 to DTE Energy’s Form 10-K for the year ended December 31, 2012)	X

10(p)	DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.78 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

10(q)
DTE Energy Company Plan for Deferring the Payment of Directors' Fees as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.79 to DTE Energy’s Form 10-K for the year ended December 31, 2008)
X

First Amendment, dated as of June 25, 2015, to the DTE Energy Company Plan for Deferring the Payment of Directors’ Fees (as Amended and Restated effective as of January 1, 2005) (Exhibit 10.95 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2015)
X

10(r)
DTE Energy Company Deferred Stock Compensation Plan for Non-Employee Directors as Amended and Restated, effective January 1, 2005 (Exhibit 10.80 to DTE Energy’s Form 10-K for the year ended December 31, 2008)
X

10(s)
Form of Third Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

10(t)
Form of Third Amended and Restated DTE Gas Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A., and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.02 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

10(u)
Form of Third Amended and Restated DTE Electric Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC, as Administrative Agent, and Citibank N.A., JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's and DTE Electric Company's Form 8-K filed on April 21, 2015)
		X	X

10(v)
Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Peter B. Oleksiak, Gerardo Norcia, Bruce D. Peterson and Larry E. Steward (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

10(w)	Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and Donna M. England (Exhibit 10-90 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)	X

10(x)
Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and each of Lisa A. Muschong, David Ruud and Mark W. Stiers (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)
X

99(a)
Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of October 15, 2010 (Exhibit 99-54 to DTE Energy’s Form 10-K for the year ended December 31, 2010)
X

First Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of March 13, 2013 (Exhibit 99-55 to DTE Energy’s Form 10-K for the year end December 13, 2013)
X

Second Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of September 30, 2013 (Exhibit 99-56 to DTE Energy’s Form 10-K for the year ended December 31, 2013)
X

Third Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A., dated as of October 3, 2014 (Exhibit 99-57 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2014)
X

Fourth Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and JP Morgan Chase Bank, N.A. dated as of November 28, 2014 (Exhibit 99-58 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015)
X

Fifth Amendment to the Amendment and Restatement of Master Trust Agreement for the DTE Energy Company Master Plan Trust between DTE Energy Corporate Services, LLC and DTE Energy Investment Committee and Great-West Trust Company, LLC dated as of August 7, 2015 (Exhibit 99-59 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015)
X

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2015	2014	2013
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$54	$55	$62
Additions:
Charged to costs and expenses	93	95	94
Charged to other accounts (a)	14	20	23
Deductions (b)	(112)	(116)	(124)
Balance at End of Period	$49	$54	$55
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2015	2014	2013
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$29	$28	$35
Additions:
Charged to costs and expenses	51	50	52
Charged to other accounts (a)	6	10	11
Deductions (b)	(58)	(59)	(70)
Balance at End of Period	$28	$29	$28
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ DONNA M. ENGLAND	By:	/S/ JAMES B. NICHOLSON
	Donna M. England Chief Accounting Officer (Principal Accounting Officer)		James B. Nicholson, Director

By:	/S/ DAVID A. BRANDON	By:	/S/ CHARLES W. PRYOR, JR.
	David A. Brandon, Director		Charles W. Pryor, Jr., Director

By:	/S/ W. FRANK FOUNTAIN, JR.	By:	/S/ JOSUE ROBLES, JR.
	W. Frank Fountain, Jr., Director		Josue Robles, Jr., Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ RUTH G. SHAW
	Charles G. McClure Jr., Director		Ruth G. Shaw, Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ DAVID A. THOMAS
	Gail J. McGovern, Director		David A. Thomas, Director

By:	/S/ MARK A. MURRAY	By:	/S/ JAMES H. VANDENBERGHE
	Mark A. Murray, Director		James H. Vandenberghe, Director
Date: February 10, 2016

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ DONNA M. ENGLAND	By:	/S/ LISA A. MUSCHONG
	Donna M. England Chief Accounting Officer (Principal Accounting Officer)		Lisa A. Muschong, Director

By:	/S/ DAVID E. MEADOR	By:	/S/ BRUCE D. PETERSON
	David E. Meador, Director		Bruce D. Peterson, Director
Date: February 10, 2016
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.