Form 10-Q
period 2016-03-31
DTE ENERGY CO; DTE Electric Co
filed 2016-04-26
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at March 31, 2016:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,435,404

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

THIS PAGE INTENTIONALLY LEFT BLANK

DEFINITIONS

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

IRM	Infrastructure Recovery Mechanism

MDEQ	Michigan Department of Environmental Quality

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the Internal Revenue Service.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

Shenango	Shenango Incorporated is a coke battery plant located in Pittsburgh, PA, that was closed in January 2016 and is included in the Power and Industrial Projects segment.

DEFINITIONS

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

FILING FORMAT
This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q report should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2015 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•	impact of regulation by the EPA, FERC, MPSC, NRC, and CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the financial condition of DTE Energy's significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission, or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,664	$1,841
Non-utility operations	902	1,143
	2,566	2,984

Operating Expenses
Fuel, purchased power, and gas — utility	565	693
Fuel, purchased power, and gas — non-utility	776	1,005
Operation and maintenance	516	526
Depreciation and amortization	229	209
Taxes other than income	99	100
Asset (gains) losses and impairments, net	—	(10)
	2,185	2,523
Operating Income	381	461

Other (Income) and Deductions
Interest expense	113	110
Interest income	(11)	(4)
Other income	(52)	(51)
Other expenses	8	10
	58	65
Income Before Income Taxes	323	396

Income Tax Expense	83	122

Net Income	240	274

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(7)	1

Net Income Attributable to DTE Energy Company	$247	$273

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.38	$1.53

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.37	$1.53

Weighted Average Common Shares Outstanding
Basic	179	178
Diluted	180	178
Dividends Declared per Common Share	$0.73	$0.69

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Income	$240	$274

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2 and $2, respectively	3	3
Foreign currency translation	2	(3)
Other comprehensive income	5	—

Comprehensive income	245	274
Less comprehensive income (loss) attributable to noncontrolling interests	(7)	1
Comprehensive Income Attributable to DTE Energy Company	$252	$273

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$35	$37
Restricted cash	23	23
Accounts receivable (less allowance for doubtful accounts of $42 and $49, respectively)
Customer	1,185	1,276
Other	80	72
Inventories
Fuel and gas	351	480
Materials and supplies	309	323
Derivative assets	109	129
Regulatory assets	36	32
Other	234	203
	2,362	2,575
Investments
Nuclear decommissioning trust funds	1,246	1,236
Investments in equity method investees	542	514
Other	191	186
	1,979	1,936
Property
Property, plant, and equipment	28,273	28,121
Less accumulated depreciation and amortization	(10,146)	(10,087)
	18,127	18,034
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,699	3,692
Intangible assets	90	89
Notes receivable	79	85
Derivative assets	53	54
Other	157	179
	6,096	6,117
Total Assets	$28,564	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$649	$809
Accrued interest	119	89
Dividends payable	131	131
Short-term borrowings	365	499
Current portion long-term debt, including capital leases	462	473
Derivative liabilities	67	57
Gas inventory equalization	87	—
Regulatory liabilities	30	41
Other	299	429
	2,209	2,528
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,266	8,265
Junior subordinated debentures	480	480
Capital lease obligations	12	15
	8,758	8,760
Other Liabilities
Deferred income taxes	4,006	3,923
Regulatory liabilities	585	569
Asset retirement obligations	2,227	2,194
Unamortized investment tax credit	60	62
Derivative liabilities	96	86
Accrued pension liability	1,130	1,133
Accrued postretirement liability	199	228
Nuclear decommissioning	179	177
Other	205	207
	8,687	8,579
Commitments and Contingencies (Notes 4 and 10)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,435,404 and 179,470,213 shares issued and outstanding, respectively	4,118	4,123
Retained earnings	4,909	4,794
Accumulated other comprehensive loss	(140)	(145)
Total DTE Energy Company Equity	8,887	8,772
Noncontrolling interests	23	23
Total Equity	8,910	8,795
Total Liabilities and Equity	$28,564	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities	(In millions)
Net Income	$240	$274
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	229	209
Nuclear fuel amortization	15	13
Allowance for equity funds used during construction	(5)	(5)
Deferred income taxes	80	84
Equity earnings of equity method investees	(15)	(16)
Dividends from equity method investees	18	16
Asset (gains) losses and impairments, net	—	(10)
Changes in assets and liabilities:
Accounts receivable, net	97	(8)
Inventories	143	172
Accounts payable	(93)	(123)
Gas inventory equalization	87	130
Accrued pension liability	(3)	2
Accrued postretirement liability	(29)	(135)
Derivative assets and liabilities	40	49
Regulatory assets and liabilities	34	(4)
Other current and noncurrent assets and liabilities	(97)	99
Net cash from operating activities	741	747
Investing Activities
Plant and equipment expenditures — utility	(394)	(366)
Plant and equipment expenditures — non-utility	(30)	(39)
Acquisition	—	(240)
Proceeds from sale of assets	—	13
Restricted cash for debt redemption, principally Securitization, net	—	96
Proceeds from sale of nuclear decommissioning trust fund assets	260	246
Investment in nuclear decommissioning trust funds	(262)	(250)
Distributions from equity method investees	3	3
Contributions to equity method investees	(26)	(22)
Other	12	3
Net cash used for investing activities	(437)	(556)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	495
Redemption of long-term debt	(11)	(117)
Short-term borrowings, net	(134)	(398)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock	(131)	(122)
Other	3	(7)
Net cash used for financing activities	(306)	(140)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	51
Cash and Cash Equivalents at Beginning of Period	37	48
Cash and Cash Equivalents at End of Period	$35	$99

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$134	$186
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

				Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests
	Common Stock		Retained Earnings
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Net Income (Loss)	—	—	247	—	(7)	240
Dividends declared on common stock	—	—	(131)	—	—	(131)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Benefit obligations, net of tax	—	—	—	3	—	3
Foreign currency translation	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	359	28	(1)	—	7	34
Balance, March 31, 2016	179,435	$4,118	$4,909	$(140)	$23	$8,910

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,153	$1,203

Operating Expenses
Fuel and purchased power — utility	335	390
Operation and maintenance	324	317
Depreciation and amortization	176	155
Taxes other than income	73	73
	908	935
Operating Income	245	268

Other (Income) and Deductions
Interest expense	65	63
Interest income	(8)	—
Other income	(16)	(15)
Other expenses	7	9
	48	57
Income Before Income Taxes	197	211

Income Tax Expense	70	74

Net Income	$127	$137

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Income	$127	$137
Other comprehensive income, net of tax:
Transfer of benefit obligations, net of taxes of $18 in 2015	—	28
Comprehensive income	$127	$165

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$17	$15
Accounts receivable (less allowance for doubtful accounts of $26 and $28, respectively)
Customer	618	657
Affiliates	8	14
Other	43	40
Inventories
Fuel	232	271
Materials and supplies	259	251
Notes receivable
Other	5	—
Regulatory assets	25	17
Prepaid property tax	84	44
Other	31	22
	1,322	1,331
Investments
Nuclear decommissioning trust funds	1,246	1,236
Other	34	35
	1,280	1,271
Property
Property, plant, and equipment	21,476	21,391
Less accumulated depreciation and amortization	(7,681)	(7,646)
	13,795	13,745
Other Assets
Regulatory assets	2,981	2,969
Intangible assets	38	34
Prepaid postretirement costs — affiliates	24	24
Other	119	144
	3,162	3,171
Total Assets	$19,559	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$56	$40
Other	288	329
Accrued interest	66	62
Current portion long-term debt, including capital leases	148	157
Regulatory liabilities	27	19
Short-term borrowings
Affiliates	97	75
Other	211	272
Other	122	138
	1,015	1,092
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,438	5,437
Capital lease obligations	12	15
	5,450	5,452
Other Liabilities
Deferred income taxes	3,566	3,498
Regulatory liabilities	213	199
Asset retirement obligations	2,049	2,020
Unamortized investment tax credit	56	58
Nuclear decommissioning	179	177
Accrued pension liability — affiliates	979	976
Accrued postretirement liability — affiliates	288	307
Other	69	66
	7,399	7,301

Commitments and Contingencies (Notes 4 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	4,086
Retained earnings	1,607	1,585
Accumulated other comprehensive income	2	2
	5,695	5,673
Total Liabilities and Shareholder’s Equity	$19,559	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Activities
Net Income	$127	$137
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	176	155
Nuclear fuel amortization	15	13
Allowance for equity funds used during construction	(4)	(5)
Deferred income taxes	70	76
Changes in assets and liabilities:
Accounts receivable, net	57	(3)
Inventories	31	2
Accounts payable	25	(8)
Accrued pension liability — affiliates	3	(88)
Accrued postretirement liability — affiliates	(19)	(128)
Regulatory assets and liabilities	40	(43)
Other current and noncurrent assets and liabilities	(68)	65
Net cash from operating activities	453	173
Investing Activities
Plant and equipment expenditures	(315)	(311)
Acquisition	—	(240)
Proceeds from the sale of assets	6	—
Restricted cash for debt redemption, principally Securitization, net	—	96
Notes receivable from affiliate	—	8
Proceeds from sale of nuclear decommissioning trust fund assets	260	246
Investment in nuclear decommissioning trust funds	(262)	(250)
Transfer of Rabbi Trust assets to affiliate	—	137
Other	14	2
Net cash used for investing activities	(297)	(312)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	496
Redemption of long-term debt	(10)	(115)
Short-term borrowings, net — affiliate	22	(49)
Short-term borrowings, net — other	(61)	(50)
Dividends on common stock	(105)	(99)
Other	—	(4)
Net cash from (used for) financing activities	(154)	179
Net Increase in Cash and Cash Equivalents	2	40
Cash and Cash Equivalents at Beginning of the Period	15	14
Cash and Cash Equivalents at End of the Period	$17	$54

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$100	$154

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	127	—	127
Dividends declared on common stock	—	—	—	(105)	—	(105)
Balance, March 31, 2016	138,632	$1,386	$2,700	$1,607	$2	$5,695

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Regulatory Matters	DTE Energy and DTE Electric
Note 5	Earnings per Share	DTE Energy
Note 6	Fair Value	DTE Energy and DTE Electric
Note 7	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 8	Long-Term Debt	DTE Energy and DTE Electric
Note 9	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 10	Commitments and Contingencies	DTE Energy and DTE Electric
Note 11	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 12	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2015 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.

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
Certain prior year balances for the Registrants were reclassified to match the current year's Consolidated Financial Statements presentation. Such revisions include amounts reclassified to separate Operating Revenues and Fuel, purchased power, and gas between Utility operations and Non-utility operations and from Operations and maintenance to Fuel, purchased power, and gas — non-utility related to the Power and Industrial Projects segment. The reclassifications did not affect DTE Energy's Net Income for the prior periods, as such, they are not deemed material to the previously issued Consolidated Financial Statements. For reclassifications of debt issuance costs arising from ASU 2015-03, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2016, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2016, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2016 and December 31, 2015. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	March 31, 2016	December 31, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$9	$14
Restricted cash	7	8
Accounts receivable	14	18
Inventories	70	82
Property, plant, and equipment, net	62	66
Other current and long-term assets	3	4
	$165	$192

LIABILITIES
Accounts payable and accrued current liabilities	$8	$13
Current portion long-term debt, including capital leases	7	8
Mortgage bonds, notes, and other	8	10
Other current and long-term liabilities	6	6
	$29	$37
Amounts for DTE Energy's non-consolidated VIEs as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(In millions)
Investment in equity method investees	$194	$136
Notes receivable	$15	$15
Future funding commitments	$9	$—

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction, and contract services. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power and Industrial Projects recognized approximately $19 million of Other income for the three months ended March 31, 2016 and 2015, respectively.
Changes in Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2016 and 2015, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate		Unrecognized Tax Benefits
	Three Months Ended March 31,		March 31,
	2016	2015	2016
			(In millions)
DTE Energy	26%	31%	$3
DTE Electric	36%	35%	$4
The 5% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2016 is primarily due to higher production tax credits in 2016.
DTE Energy had $2 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. DTE Electric had $3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $6 million at March 31, 2016 and December 31, 2015, respectively.
Unrecognized Compensation Costs
As of March 31, 2016, DTE Energy had $82 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.79 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Note 1 of the Consolidated Financial Statements, "Organization and Basis of Presentation." Certain entities are now deemed to be VIEs and are included in DTE Energy's non-consolidated VIE table. This implementation did not have a significant impact on the Registrants' Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015, and interim periods therein. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The effect of the adoption decreased assets and liabilities on DTE Energy’s and DTE Electric’s Consolidated Statements of Financial Position by $75 million and $36 million, respectively, at December 31, 2015.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. The guidance applies to investments for which there is not a readily determinable fair value (market quote) or the investment is in a mutual fund without a publicly available net asset value. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Note 6 of the Consolidated Financial Statements, "Fair Value." This implementation did not have a significant impact on the Registrants' Consolidated Financial Statements.
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB deferred implementation of the revenue standard to be effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively and early adoption is permitted in the preceding year. In March 2016, the FASB issued an ASU that amends and clarifies the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net. In April 2016, the FASB issued an ASU that amends and clarifies the identification of performance obligations and accounting for licenses of intellectual property. Both ASUs issued in 2016 have the same deferred effective date. The Registrants are currently assessing the impact of these ASUs on their Consolidated Financial Statements.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU primarily impacts accounting for equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) and financial liabilities under the fair value option. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Upon adoption, entities will be required to make a cumulative-effect adjustment to the Statements of Financial Position as of the beginning of the first reporting period in which the guidance is effective. Changes to the accounting for equity securities without a readily determinable fair value will be applied prospectively. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants are currently assessing the impact of this ASU on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statements of Cash Flows. Under the new standard, income tax benefits and deficiencies are to be recognized in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This provision is to be applied prospectively. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to the retained earnings as of the date of adoption. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This provision can be applied prospectively or retrospectively for all periods presented. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. DTE Energy is currently assessing the impact of this ASU on its Consolidated Financial Statements.

NOTE 4 — REGULATORY MATTERS
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
On December 11, 2015, the MPSC issued an order approving an annual revenue increase of $238 million for service rendered on or after December 17, 2015. The rate order also provided for a return on equity of 10.3% on a capital structure of 50% debt and 50% equity. On December 22, 2015, DTE Electric and other intervenors petitioned the MPSC for a rehearing and clarification of several issues related to the December 11, 2015 MPSC rate order. On February 23, 2016, the MPSC issued a final rehearing order in this case that adjusted the annual revenue increase to $243 million for service rendered on or after March 1, 2016.
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
2015 DTE Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. DTE Gas anticipates self-implementing a rate increase in November 2016 with an MPSC order expected by December 2016. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — EARNINGS PER SHARE
DTE Energy reports both basic and diluted earnings per share. The calculation of diluted earnings per share assumes the issuance of potentially dilutive common shares outstanding during the period from the exercise of stock options. A reconciliation of both calculations is presented in the following table:

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$247	$273
Average number of common shares outstanding	179	178
Dividends declared — common shares	$131	$123
Dividends declared — net restricted shares	—	1
Total distributed earnings	$131	$124
Net Income less distributed earnings	$116	$149
Distributed (dividends per common share)	$0.73	$0.69
Undistributed	0.65	0.84
Total Basic Earnings per Common Share	$1.38	$1.53
Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$247	$273
Average number of common shares outstanding	180	178
Dividends declared — common shares	$131	$123
Dividends declared — net restricted shares	—	1
Total distributed earnings	$131	$124
Net Income less distributed earnings	$116	$149
Distributed (dividends per common share)	$0.73	$0.69
Undistributed	0.64	0.84
Total Diluted Earnings per Common Share	$1.37	$1.53

NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2016 and December 31, 2015. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016						December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets:
Cash equivalents (c)	$11	$3	$—	$—	$—	$14	$13	$3	$—	$—	$—	$16
Nuclear decommissioning trusts	752	491	—	3	—	1,246	759	473	—	4	—	1,236
Other investments (d)	154	—	—	—	—	154	149	—	—	—	—	149
Derivative assets:
Commodity Contracts:
Natural Gas	133	89	76	—	(216)	82	193	91	103	—	(285)	102
Electricity	—	305	72	—	(299)	78	—	239	68	—	(232)	75
Other	3	—	1	—	(3)	1	2	—	3	—	(2)	3
Foreign currency exchange contracts	—	6	—	—	(5)	1	—	12	—	—	(9)	3
Total derivative assets	136	400	149	—	(523)	162	195	342	174	—	(528)	183
Total	$1,053	$894	$149	$3	$(523)	$1,576	$1,116	$818	$174	$4	$(528)	$1,584

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(188)	$(52)	$(110)	$—	$258	$(92)	$(218)	$(57)	$(108)	$—	$294	$(89)
Electricity	—	(308)	(88)	—	327	(69)	—	(243)	(62)	—	253	(52)
Other	(5)	—	(8)	—	12	(1)	(2)	—	(8)	—	8	(2)
Foreign currency exchange contracts	—	(4)	—	—	3	(1)	—	(7)	—	—	7	—
Total derivative liabilities	(193)	(364)	(206)	—	600	(163)	(220)	(307)	(178)	—	562	(143)
Total	$(193)	$(364)	$(206)	$—	$600	$(163)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$860	$530	$(57)	$3	$77	$1,413	$896	$511	$(4)	$4	$34	$1,441
Assets:
Current	$118	$325	$98	$—	$(418)	$123	$174	$284	$128	$—	$(441)	$145
Noncurrent	935	569	51	3	(105)	1,453	942	534	46	4	(87)	1,439
Total Assets	$1,053	$894	$149	$3	$(523)	$1,576	$1,116	$818	$174	$4	$(528)	$1,584
Liabilities:
Current	$(150)	$(296)	$(99)	$—	$478	$(67)	$(174)	$(260)	$(87)	$—	$464	$(57)
Noncurrent	(43)	(68)	(107)	—	122	(96)	(46)	(47)	(91)	—	98	(86)
Total Liabilities	$(193)	$(364)	$(206)	$—	$600	$(163)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$860	$530	$(57)	$3	$77	$1,413	$896	$511	$(4)	$4	$34	$1,441
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At March 31, 2016, available-for-sale securities of $14 million included $7 million and $7 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2015, available-for-sale securities of $16 million, included $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016					December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$4	$3	$—	$—	$7	$5	$3	$—	$—	$8
Nuclear decommissioning trusts	752	491	—	3	1,246	759	473	—	4	1,236
Other investments	8	—	—	—	8	8	—	—	—	8
Derivative assets — FTRs	—	—	1	—	1	—	—	3	—	3
Total	$764	$494	$1	$3	$1,262	$772	$476	$3	$4	$1,255

Assets:
Current	$4	$3	$1	$—	$8	$5	$3	$3	$—	$11
Noncurrent	760	491	—	3	1,254	767	473	—	4	1,244
Total Assets	$764	$494	$1	$3	$1,262	$772	$476	$3	$4	$1,255
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At March 31, 2016, available-for-sale securities of $7 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds and commingled funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. The institutional mutual funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on publicly available NAVs. The commingled funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on a calculated NAV as a practical expedient. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered to be preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(5)	$6	$(5)	$(4)	$30	$(5)	$(1)	$24
Transfers into Level 3 from Level 2	—	—	—	—	—	—	(1)	(1)
Transfers from Level 3 into Level 2	(1)	—	—	(1)	—	—	—	—
Total gains (losses):
Included in earnings	(20)	(58)	(1)	(79)	(29)	7	(2)	(24)
Recorded in Regulatory assets	—	—	(2)	(2)	—	—	(2)	(2)
Purchases, issuances, and settlements:
Settlements	(8)	36	1	29	(1)	(9)	1	(9)
Net Assets (Liabilities) as of March 31	$(34)	$(16)	$(7)	$(57)	$—	$(7)	$(5)	$(12)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(72)	$(3)	$(1)	$(76)	$(91)	$(3)	$(2)	$(96)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Assets as of December 31	$3	$3
Change in fair value recorded in Regulatory assets	(2)	(2)
Purchases, issuances, and settlements:
Settlements	—	—
Net Assets as of March 31	$1	$1
The amount of total gains (losses) included in Regulatory assets attributed to the change in unrealized gains (losses) related to assets held at March 31, 2016 and 2015 and reflected in DTE Electric's Consolidated Statements of Financial Position	$—	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three months ended March 31, 2016 and 2015, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$76	$(110)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.21	) —	$3.62	/MMBtu	$(0.12	)/MMBtu
Electricity	$72	$(88)	Discounted Cash Flow	Forward basis price (per MWh)	$(14	) —	$13	/MWh	$1	/MWh

	December 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$103	$(108)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50	) —	$2.77	/MMBtu	$(0.19	)/MMBtu
Electricity	$68	$(62)	Discounted Cash Flow	Forward basis price (per MWh)	$(11	) —	$14	/MWh	$2	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$32	$—	$—	$32	$32	$—	$—	$32
Dividends payable	$131	$131	$—	$—	$131	$131	$—	$—
Short-term borrowings	$365	$—	$365	$—	$499	$—	$499	$—
Long-term debt, excluding capital leases	$9,201	$495	$8,353	$1,299	$9,210	$496	$8,136	$1,203
The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$5	$—	$—	$5
Short-term borrowings — affiliates	$97	$—	$—	$97	$75	$—	$—	$75
Short-term borrowings — other	$211	$—	$211	$—	272	$—	$272	$—
Long-term debt, excluding capital leases	$5,579	$—	$5,501	$717	$5,588	$—	$5,432	$545
For further fair value information on financial and derivative instruments see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2016	December 31, 2015
	(In millions)
Fermi 2	$1,220	$1,211
Fermi 1	3	3
Low-level radioactive waste	23	22
Total	$1,246	$1,236
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Realized gains	$9	$9
Realized losses	$(15)	$(7)
Proceeds from sales of securities	$260	$246

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability. The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2016			December 31, 2015
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$728	$199	$(68)	$731	$195	$(68)
Debt securities	512	24	(2)	499	16	(4)
Cash and cash equivalents	6	—	—	6	—	—
	$1,246	$223	$(70)	$1,236	$211	$(72)
The debt securities at March 31, 2016 and December 31, 2015 had an average maturity of approximately 6 years, respectively. Securities held in the Nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset and Nuclear decommissioning liability. Unrealized losses on the low-level radioactive waste funds are recognized as a Nuclear decommissioning liability.
Other Securities
At March 31, 2016 and December 31, 2015, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three months ended March 31, 2016 and 2015. Gains related to trading securities held at March 31, 2016 and March 31, 2015 were $5 million and $1 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

NOTE 7 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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
DTE Gas — DTE Gas purchases, stores, transports, distributes and sells natural gas, and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2019. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Energy Trading — Foreign Currency Exchange Risk — Energy Trading has foreign currency exchange forward contracts to economically hedge fixed Canadian dollar commitments existing under natural gas and power purchase and sale contracts and natural gas transportation contracts. Energy Trading enters into these contracts to mitigate price volatility with respect to fluctuations of the Canadian dollar relative to the U.S. dollar. These derivatives are accounted for by recording changes in fair value to earnings unless hedge accounting criteria are met.
Corporate and Other — Interest Rate Risk — DTE Energy may use interest rate swaps, treasury locks, and other derivatives to hedge the risk associated with interest rate market volatility.
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2016 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments as of March 31, 2016 and December 31, 2015 for DTE Energy:

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	$6	$(4)	$12	$(7)
Commodity Contracts:
Natural Gas	298	(350)	387	(383)
Electricity	377	(396)	307	(305)
Other	4	(13)	5	(10)
Total derivatives not designated as hedging instruments:	$685	$(763)	$711	$(705)

Current	$527	$(545)	$570	$(521)
Noncurrent	158	(218)	141	(184)
Total derivatives	$685	$(763)	$711	$(705)
The following table presents the fair value of derivative instruments as of March 31, 2016 and December 31, 2015 for DTE Electric:

	March 31, 2016	December 31, 2015
	(In millions)
FTRs — Other current assets	$1	$3
Total derivatives not designated as hedging instrument	$1	$3
Certain of DTE Energy's derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions as well as related cash collateral. Such netting arrangements generally do not have restrictions. Under such netting arrangements, DTE Energy offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces DTE Energy's Total Assets and Liabilities. Cash collateral is allocated between the fair value of derivative instruments and customer accounts receivable and payable with the same counterparty on a pro-rata basis to the extent there is exposure. Any cash collateral remaining, after the exposure is netted to zero, is reflected in Accounts receivable and Accounts payable as collateral paid or received, respectively.
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $2 million and $7 million outstanding at March 31, 2016 and December 31, 2015, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $2 million at March 31, 2016 and December 31, 2015, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.

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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $79 million and $37 million as of March 31, 2016 and December 31, 2015, respectively. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $84 million as of March 31, 2016. DTE Energy had $2 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of December 31, 2015. DTE Energy recorded cash collateral paid of $5 million and cash collateral received of $3 million not related to unrealized derivative positions as of March 31, 2016. DTE Energy recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2015. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$298	$(216)	$82	$387	$(285)	$102
Electricity	377	(299)	78	307	(232)	75
Other	4	(3)	1	5	(2)	3
Foreign currency exchange contracts	6	(5)	1	12	(9)	3
Total derivative assets	$685	$(523)	$162	$711	$(528)	$183

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(350)	$258	$(92)	$(383)	$294	$(89)
Electricity	(396)	327	(69)	(305)	253	(52)
Other	(13)	12	(1)	(10)	8	(2)
Foreign currency exchange contracts	(4)	3	(1)	(7)	7	—
Total derivative liabilities	$(763)	$600	$(163)	$(705)	$562	$(143)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$527	$158	$(545)	$(218)	$570	$141	$(521)	$(184)
Counterparty netting	(415)	(101)	415	101	(441)	(85)	441	85
Collateral adjustment	(3)	(4)	63	21	—	(2)	23	13
Total derivatives as reported	$109	$53	$(67)	$(96)	$129	$54	$(57)	$(86)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 for DTE Energy is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2016	2015
		(In millions)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	$(5)	$1
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	(56)	(126)
Natural Gas	Fuel, purchased power, and gas — non-utility	41	21
Electricity	Operating Revenues — Non-utility operations	(24)	31
Other	Operating Revenues — Non-utility operations	(2)	(2)
Total		$(46)	$(75)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2016:

Commodity	Number of Units
Natural Gas (MMBtu)	1,864,037,929
Electricity (MWh)	31,063,981
Oil (Gallons)	19,992,000
Foreign Currency Exchange (Canadian dollars)	84,218,522
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $437 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of March 31, 2016, DTE Energy had approximately $639 million of derivatives in net liability positions, for which hard triggers exist. Collateral of approximately $2 million has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $491 million. The net remaining amount of approximately $146 million is derived from the $437 million noted above.

NOTE 8 — LONG-TERM DEBT
Debt Redemptions
In 2016, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	7.904%	2016	$10
DTE Energy	Various	Other Long-Term Debt	Various	2016	1
					$11

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
DTE Energy, DTE Electric and DTE Gas, have unsecured revolving credit agreements that can be used for general corporate borrowings, but are intended to provide liquidity support for each of the companies’ commercial paper programs. Borrowings under the revolvers are available at prevailing short-term interest rates. Additionally, DTE Energy has other facilities to support letter of credit issuance.
In April 2016, DTE Energy, DTE Electric, and DTE Gas exercised the extension features in their revolving credit agreements to add one year to the existing maturities. Each of these revolvers' expirations were extended from April 2020 to April 2021.
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2016, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.50 to 1, 0.51 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at March 31, 2016 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2020	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at March 31, 2016
Commercial paper issuances	71	211	83	365
Letters of credit	167	—	—	167
	238	211	83	532
Net availability at March 31, 2016	$1,132	$189	$217	$1,538

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At March 31, 2016, a $35 million letter of credit was in place, raising the capacity under this facility to $135 million. The $35 million letter of credit is included in the table above. The amount outstanding under this agreement was $106 million and $103 million at March 31, 2016 and December 31, 2015, respectively, and was fully offset by the posted collateral.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2 and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015.

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
The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
To comply with air pollution requirements, DTE Electric spent approximately $2.3 billion through 2015. DTE Electric estimates making capital expenditures of approximately $45 million in 2016.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. No new permits have been issued, consequently no compliance timelines have been established. Certain effluent limitations guidelines requirements will be required to be performed in conjunction with the coal combustion residuals requirements. Costs associated with the building of new facilities over the next seven years to comply with coal combustion residuals requirements and effluent limitations guidelines are estimated to be approximately $290 million.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
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
The decision to close the Shenango facility has prompted the PADEP, the EPA, and the Allegheny County, PA Health Department to submit demand letters under the 2012 consent decree for stipulated penalties related to water and air matters since 2012. The stipulated penalties totaling $534,000 have been assessed to the facility of which $189,000 remains unpaid as of March 31, 2016. DTE Energy is currently working with the respective regulatory agencies to settle all matters.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nuclear Operations
Nuclear Fuel Disposal Costs
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2016 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2016 is approximately $270 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $56 million at March 31, 2016. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2016, DTE Energy had approximately $56 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For a discussion of contingencies related to regulatory matters and derivatives see Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended March 31,	(In millions)
Service cost	$23	$25	$6	$9
Interest cost	54	53	20	20
Expected return on plan assets	(77)	(74)	(32)	(33)
Amortization of:
Net actuarial loss	40	51	8	11
Prior service credit	—	—	(30)	(31)
Net periodic benefit cost (credit)	$40	$55	$(28)	$(24)
The following table details the components of net periodic benefit costs for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended March 31,	(In millions)
Service cost	$18	$20	$5	$7
Interest cost	41	40	15	16
Expected return on plan assets	(55)	(53)	(23)	(23)
Amortization of:
Net actuarial loss	29	38	6	8
Prior service credit	—	—	(22)	(24)
Net periodic benefit cost (credit)	$33	$45	$(19)	$(16)
Pension and Other Postretirement Contributions
At the discretion of management, DTE Energy may make contributions up to $175 million, including contributions from DTE Electric of $145 million, to its pension plans in 2016.
At the discretion of management, DTE Energy may make up to $20 million, through contributions from DTE Gas, to its other postretirement benefit plans in 2016.

NOTE 12 — SEGMENT AND RELATED INFORMATION
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Inter-segment Revenues
Electric	$9	$9
Gas	—	1
Gas Storage and Pipelines	2	1
Power and Industrial Projects	148	180
Energy Trading	10	9
Corporate and Other	—	1
	$169	$201

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of the DTE Energy business segments follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Utility operations
Electric	$1,153	$1,203
Gas	520	647
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	67	57
Power and Industrial Projects	446	567
Energy Trading	549	711
Corporate and Other	—	—
Reconciliation and Eliminations	(169)	(201)
Total	$2,566	$2,984

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$127	$136
Gas	87	111
Gas Storage and Pipelines	30	27
Power and Industrial Projects	17	33
Energy Trading	(7)	(9)
Corporate and Other	(7)	(25)
Net Income Attributable to DTE Energy Company	$247	$273

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
Net Income attributable to DTE Energy in the three months ended March 31, 2016 was $247 million, or $1.37 per diluted share, compared to Net Income attributable to DTE Energy of $273 million, or $1.53 per diluted share, in the three months ended March 31, 2015. The decrease in Net Income for the three months ended March 31, 2016 is primarily due to decreased earnings in the Gas, Power and Industrial Projects, and Electric segments, partially offset by improved results in the Corporate and Other segment.
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
DTE Gas' capital investments over the 2016-2020 period are estimated at $1.6 billion comprised of $800 million for base infrastructure, $600 million for gas main renewal, meter move out, and pipeline integrity programs, and $200 million for expenditures related to the NEXUS Pipeline. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.

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
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide and sulfur dioxide, with further emission controls planned for reductions of mercury and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years. To comply with these requirements, DTE Electric spent approximately $2.3 billion through 2015. It is estimated that DTE Electric will make capital expenditures of approximately $45 million in 2016.
The EPA is implementing regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing electric generating units (EGUs). The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time. Pending or future legislation or other regulatory actions could have a material impact on DTE Electric's operations and financial position and the rates charged to its customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures, the purchase of emission credits from market sources, higher costs of purchased power, and the retirement of facilities where control equipment is not economical. DTE Electric would seek to recover these incremental costs through increased rates charged to its utility customers, as authorized by the MPSC.
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas-fired generation, and/or nuclear sources, energy efficiency initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
For further discussion of environmental matters see Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies."
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$127	$136
Gas	87	111
Gas Storage and Pipelines	30	27
Power and Industrial Projects	17	33
Energy Trading	(7)	(9)
Corporate and Other	(7)	(25)
Net Income Attributable to DTE Energy Company	$247	$273
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,153	$1,203
Fuel and purchased power — utility	335	390
Gross Margin	818	813
Operation and maintenance	324	317
Depreciation and amortization	176	157
Taxes other than income	73	73
Operating Income	245	266
Other (Income) and Deductions	48	57
Income Tax Expense	70	73
Segment Net Income Attributable to DTE Energy Company	$127	$136
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	—	1
DTE Electric Net Income Attributable to DTE Energy Company	$127	$137
See DTE Electric's Consolidated Statement of Operations for a complete view of its results.
Gross Margin increased $5 million in the three months ended March 31, 2016. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Base rates	$60
Amortization of refundable revenue decoupling/deferred gain in 2015	(32)
Weather	(29)
Other	6
Increase in gross margin	$5

	Three Months Ended March 31,
	2016	2015
	(In thousands of MWh)
DTE Electric Sales
Residential	3,618	3,852
Commercial	4,109	4,160
Industrial	2,421	2,464
Other	78	85
	10,226	10,561
Interconnection sales (a)	693	946
Total DTE Electric Sales	10,919	11,507

DTE Electric Deliveries
Retail and wholesale	10,226	10,561
Electric retail access, including self generators (b)	1,159	1,256
Total DTE Electric Sales and Deliveries	11,385	11,817
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense increased $7 million in the three months ended March 31, 2016. The increase was due primarily to increased restoration and line clearance expenses of $17 million and higher employee benefits expenses of $11 million, partially offset by lower power plant generation expenses of $10 million, lower expenses related to the transition of PLD customers to DTE Electric's distribution system of $4 million, lower corporate administrative expenses of $4 million, and lower uncollectible expenses of $3 million. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense increased $19 million in the three months ended March 31, 2016. The increase was due primarily to $13 million of increased expenses due to an increased depreciable base and $6 million associated with the TRM.
Other (Income) and Deductions decreased $9 million in the three months ended March 31, 2016. The decrease was due primarily to $8 million of interest income related to a sales and use tax settlement and $4 million of higher investment earnings, partially offset by $2 million of higher interest expenses.
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
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Utility operations	$520	$647
Cost of gas — utility	233	307
Gross Margin	287	340
Operation and maintenance	96	111
Depreciation and amortization	26	25
Taxes other than income	19	19
Operating Income	146	185
Other (Income) Deductions	11	12
Income Tax Expense	48	62
Net Income Attributable to DTE Energy Company	$87	$111
Gross Margin decreased $53 million in the three months ended March 31, 2016. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	$(56)
Midstream storage and transportation revenues	(4)
Infrastructure recovery mechanism	3
Revenue decoupling mechanism	3
Energy optimization revenue	(2)
Other	3
Decrease in gross margin	$(53)

	Three Months Ended March 31,
	2016	2015
Gas Markets (in Bcf)
Gas sales	55	69
End user transportation	56	62
	111	131
Intermediate transportation	67	103
	178	234
Operation and maintenance expense decreased $15 million in the three months ended March 31, 2016. The decrease was due primarily to decreased uncollectible expenses of $5 million, decreased gas operations expenses of $3 million, decreased transmission expenses of $2 million, decreased energy optimization expenses of $2 million, decreased corporate administrative expenses of $2 million, and decreased employee benefits expenses of $1 million.
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
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. DTE Gas anticipates self-implementing a rate increase in November 2016 with an MPSC order expected by December 2016. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$67	$57
Operation and maintenance	16	12
Depreciation and amortization	8	7
Taxes other than income	1	1
Operating Income	42	37
Other (Income) and Deductions	(8)	(8)
Income Tax Expense	19	18
Net Income	31	27
Net Income Attributable to Noncontrolling Interests	1	—
Net Income Attributable to DTE Energy Company	$30	$27
Operating Revenues — Non-utility operations increased $10 million in the three months ended March 31, 2016. The increase was due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems.
Operation and maintenance expenses increased $4 million in the three months ended March 31, 2016. The increase was due primarily to increased activity on the Bluestone and Susquehanna projects, partially offset by lower gas storage operations expenses.
Outlook — Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. Planning and design activities are underway for Bluestone Pipeline's 2016 expansion in Broome County, New York. Additionally, the Susquehanna gathering system is being expanded with additional compression facilities and gathering lines. Despite recent pressure on producers from low commodity prices, DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of approximately $117 million at March 31, 2016. A FERC application was filed in the fourth quarter of 2015 with an estimated in service date in the fourth quarter of 2017.

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$446	$567
Fuel, purchased power, and gas — non-utility	383	476
Gross Margin	63	91
Operation and maintenance	75	85
Depreciation and amortization	18	20
Taxes other than income	5	5
Asset (gains) losses and impairments, net	—	(10)
Operating Loss	(35)	(9)
Other (Income) and Deductions	(14)	(17)
Income Taxes
Expense (Benefit)	(5)	1
Production Tax Credits	(25)	(27)
	(30)	(26)
Net Income	9	34
Net Income (Loss) Attributable to Noncontrolling Interests	(8)	1
Net Income Attributable to DTE Energy Company	$17	$33
Gross Margin decreased $28 million in the three months ended March 31, 2016. The decrease was due primarily to a $29 million decrease due to lower demand in the steel business, including a $14 million decrease associated with the closure of the Shenango coke battery, partially offset by a $3 million increase primarily associated with higher sales in the on-site business.
Operation and maintenance expense decreased $10 million in the three months ended March 31, 2016. The decrease was due primarily to $9 million of lower spending as a result of the closure of the Shenango coke battery and cost control due to lower demand and $2 million of lower general administrative expenses in the steel business.
Asset (gains) losses and impairments, net decreased $10 million in the three months ended March 31, 2016. The decrease was due primarily to a gain associated with the sale of a landfill gas project in 2015.
Net Income (Loss) Attributable to Noncontrolling Interests increased by $9 million in the three months ended March 31, 2016. The loss allocated to noncontrolling interests is primarily due to lease arrangements with investors at various REF facilities.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at nine sites including facilities located at six third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of relocating underutilized facility equipment at an existing site to a new third-party owned coal-fired power plant. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant.
DTE Energy expects decreased production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2016. A downturn in the steel industry in the United States will negatively impact the volume and pricing of metallurgical coke sales for the near term. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$549	$711
Purchased power and gas — non-utility	541	707
Gross Margin	8	4
Operation and maintenance	16	17
Depreciation and amortization	1	—
Taxes other than income	1	2
Operating Loss	(10)	(15)
Other (Income) and Deductions	1	—
Income Tax Expense (Benefit)	(4)	(6)
Net Loss Attributable to DTE Energy Company	$(7)	$(9)
Operating Revenues — Non-utility operations were primarily impacted by a decrease in gas prices, mainly in Energy Trading's gas structured strategy in the three months ended March 31, 2016.
Gross Margin increased $4 million in the three months ended March 31, 2016. The increase in the first quarter was due to an increase in unrealized margins of $23 million, partially offset by a decrease in realized margins of $19 million. The increase in unrealized margins of $23 million is due to favorable results of $64 million, primarily in the gas structured, and gas storage strategies, offset by unfavorable results of $41 million, primarily in the power full requirements and gas trading strategies. The decrease in realized margins of $19 million is due to unfavorable results of $56 million, primarily in the gas structured, gas storage, and gas transportation strategies, partially offset by favorable results of $37 million, primarily in the power and gas trading strategies.
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the favorable unrealized results of $64 million in the three months ended March 31, 2016 are timing related gains and losses related to gas strategies of $43 million. The timing related items of $43 million include the variance of timing losses of $30 million in the first quarter of 2015, and timing gains of $13 million in the first quarter of 2016 which will reverse in future periods as the underlying contracts settle. Included in the unfavorable realized results of $56 million in the three months ended March 31, 2016 are timing related gains related to gas strategies of $29 million recognized in previous years that reversed as the underlying contracts were settled.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes, and changes in operating rules of regional transmission organizations. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, and holds certain non-utility debt and energy-related investments. The net loss of $7 million in the three months ended March 31, 2016, represents a decrease of $18 million from the net loss of $25 million in the comparable 2015 period. The decreased loss was due primarily to an effective income tax rate adjustment.

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

	Three Months Ended March 31,
	2016	2015
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities:
Net Income	$240	$274
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	229	209
Nuclear fuel amortization	15	13
Allowance for equity funds used during construction	(5)	(5)
Deferred income taxes	80	84
Asset (gains) losses and impairments, net	—	(10)
Working capital and other	182	182
Net cash from operating activities	741	747
Investing Activities:
Plant and equipment expenditures — utility	(394)	(366)
Plant and equipment expenditures — non-utility	(30)	(39)
Acquisition	—	(240)
Proceeds from sale of assets	—	13
Restricted cash for debt redemption, principally Securitization, net	—	96
Other	(13)	(20)
Net cash used for investing activities	(437)	(556)
Financing Activities:
Issuance of long-term debt, net of issuance costs	—	495
Redemption of long-term debt	(11)	(117)
Short-term borrowings, net	(134)	(398)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock and other	(128)	(129)
Net cash used for financing activities	(306)	(140)
Net Increase (Decrease) in Cash and Cash Equivalents	$(2)	$51

Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations in the three months ended March 31, 2016 decreased by $6 million compared to the three months ended March 31, 2015. The operating cash flow comparison reflects decreased Net Income after adjusting for non-cash and non-operating items (primarily Depreciation and amortization and asset impairments).
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
Net cash used for investing activities decreased by $119 million in 2016 due to an acquisition in 2015, partially offset by increased capital expenditures by the utility business, decreased proceeds from the sale of assets, and the decrease in restricted cash for the redemption of Securitization bonds.
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
Net cash used for financing activities increased by $166 million in 2016 due primarily to decreased issuances of long-term debt and increased repurchases of common stock, partially offset by decreased redemptions of long-term debt and decreased short-term borrowings.
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
DTE Energy has approximately $460 million in long-term debt maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.

DTE Energy has approximately $1.6 billion of available liquidity at March 31, 2016, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue up to $100 million of common stock in 2016 through its pension and other employee benefit plans.
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letter of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $437 million.
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
See Notes 4, 8, 9, 10, and 11 to the Consolidated Financial Statements, "Regulatory Matters," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 6 to the Consolidated Financial Statements, "Fair Value."

The following tables provide details on changes in DTE Energy's MTM net asset (or liability) position during the three months ended March 31, 2016:

Total
(In millions)
MTM at December 31, 2015	$40
Reclassified to realized upon settlement	(35)
Changes in fair value recorded to income	(46)
Amounts recorded to unrealized income	(81)
Changes in fair value recorded in regulatory assets	(2)
Change in collateral held by (for) others	42
MTM at March 31, 2016	$(1)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2019 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2016	2017	2018	2019 and Beyond	Total Fair Value
	(In millions)
Level 1	$(47)	$(13)	$(1)	$4	$(57)
Level 2	17	14	5	—	36
Level 3	(9)	(4)	—	(44)	(57)
MTM before collateral adjustments	$(39)	$(3)	$4	$(40)	(78)
Collateral adjustments					77
MTM at March 31, 2016					$(1)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2016:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$155	$(2)	$153
BBB+ and BBB	227	—	227
BBB−	44	—	44
Total Investment Grade	426	(2)	424
Non-investment grade (b)	12	(5)	7
Internally Rated — investment grade (c)	293	—	293
Internally Rated — non-investment grade (d)	14	(1)	13
Total	$745	$(8)	$737
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

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented less than 2% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2016, DTE Energy had a floating rate debt-to-total debt ratio of approximately 4.0%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations, and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at March 31, 2016 and 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2016 and 2015:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2016	2015	2016	2015	Change in the Fair Value of
	(In millions)
Natural gas contracts	$17	$(2)	$(17)	$2	Commodity contracts
Electricity contracts	$17	$(2)	$(16)	$2	Commodity contracts
Oil contracts	$1	$2	$(1)	$(2)	Commodity contracts
Interest rate risk	$(356)	$(357)	$377	$377	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings
On or about January 19, 2016, the Office of the District Attorney, County of Yolo, California issued investigative subpoenas to Woodland Biomass Power Ltd. and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy, (the "Woodland Companies"). The subpoenas relate to the biomass operations and disposal practices of the Woodland Companies in Yolo County, and require the Woodland Companies to produce documents, respond to interrogatories, and provide oral testimony and answer questions under oath in connection with the investigation.
For more information on material legal proceedings and matters related to the Registrants, see Notes 4 and 10, to the Consolidated Financial Statements, "Regulatory Matters," and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2015 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2016:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2016 — 01/31/2016	668	$80.04	—	—	—
02/01/2016 — 02/29/2016	434,811	$84.17	—	—	—
03/01/2016 — 03/31/2016	2,792	$78.02	—	—	—
Total	438,271		—
_______________________________________

(a)
Represents shares of DTE Energy common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. Also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

12.67	Computation of Ratio of Earnings to Fixed Charges	X

12.68	Computation of Ratio of Earnings to Fixed Charges		X

31.113	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.114	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.115	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.116	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.113	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.114	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.115	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.116	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

10.100
Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, Trevor F. Lauer, David E. Meador, Peter B. Oleksiak, Gerardo Norcia, Bruce D. Peterson, and Larry E. Steward (Exhibit 10.1 to DTE Energy Company's Form 8-K filed on March 5, 2014.)
X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 26, 2016
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)