Form 10-Q
period 2016-06-30
DTE ENERGY CO; DTE Electric Co
filed 2016-07-26
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at June 30, 2016:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,435,004

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

DEFINITIONS

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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,435	$1,357	$3,099	$3,198
Non-utility operations	827	911	1,729	2,054
	2,262	2,268	4,828	5,252

Operating Expenses
Fuel, purchased power, and gas — utility	414	434	979	1,127
Fuel, purchased power, and gas — non-utility	717	769	1,493	1,774
Operation and maintenance	542	532	1,058	1,058
Depreciation and amortization	243	220	472	429
Taxes other than income	91	91	190	191
Asset (gains) losses and impairments, net	(1)	18	(1)	8
	2,006	2,064	4,191	4,587
Operating Income	256	204	637	665

Other (Income) and Deductions
Interest expense	114	115	227	225
Interest income	(3)	(2)	(14)	(6)
Other income	(57)	(49)	(109)	(100)
Other expenses	7	9	15	19
	61	73	119	138
Income Before Income Taxes	195	131	518	527

Income Tax Expense	50	26	133	148

Net Income	145	105	385	379

Less: Net Loss Attributable to Noncontrolling Interests	(7)	(4)	(14)	(3)

Net Income Attributable to DTE Energy Company	$152	$109	$399	$382

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.84	$0.61	$2.22	$2.13

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.84	$0.61	$2.22	$2.13

Weighted Average Common Shares Outstanding
Basic	179	179	179	179
Diluted	180	179	180	179
Dividends Declared per Common Share	$0.73	$0.69	$1.46	$1.38

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Income	$145	$105	$385	$379

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $(1), $2, $1, and $4, respectively	(1)	3	2	6
Foreign currency translation	(1)	1	1	(2)
Other comprehensive income (loss)	(2)	4	3	4

Comprehensive income	143	109	388	383
Less comprehensive loss attributable to noncontrolling interests	(7)	(4)	(14)	(3)
Comprehensive Income Attributable to DTE Energy Company	$150	$113	$402	$386

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$32	$37
Restricted cash	22	23
Accounts receivable (less allowance for doubtful accounts of $42 and $49, respectively)
Customer	1,180	1,276
Other	82	72
Inventories
Fuel and gas	385	480
Materials and supplies	332	323
Derivative assets	53	129
Regulatory assets	11	32
Other	161	203
	2,258	2,575
Investments
Nuclear decommissioning trust funds	1,275	1,236
Investments in equity method investees	633	514
Other	193	186
	2,101	1,936
Property
Property, plant, and equipment	28,371	28,121
Less accumulated depreciation and amortization	(10,076)	(10,087)
	18,295	18,034
Other Assets
Goodwill	2,018	2,018
Regulatory assets	3,729	3,692
Intangible assets	97	89
Notes receivable	77	85
Derivative assets	35	54
Other	159	179
	6,115	6,117
Total Assets	$28,769	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$745	$809
Accrued interest	91	89
Dividends payable	269	131
Short-term borrowings	175	499
Current portion long-term debt, including capital leases	165	473
Derivative liabilities	47	57
Gas inventory equalization	46	—
Regulatory liabilities	37	41
Other	308	429
	1,883	2,528
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	8,551	8,265
Junior subordinated debentures	780	480
Capital lease obligations	12	15
	9,343	8,760
Other Liabilities
Deferred income taxes	4,026	3,923
Regulatory liabilities	572	569
Asset retirement obligations	2,238	2,194
Unamortized investment tax credit	93	62
Derivative liabilities	94	86
Accrued pension liability	1,136	1,133
Accrued postretirement liability	175	228
Nuclear decommissioning	184	177
Other	226	207
	8,744	8,579
Commitments and Contingencies (Notes 4 and 10)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,435,004 and 179,470,213 shares issued and outstanding, respectively	4,129	4,123
Retained earnings	4,791	4,794
Accumulated other comprehensive loss	(142)	(145)
Total DTE Energy Company Equity	8,778	8,772
Noncontrolling interests	21	23
Total Equity	8,799	8,795
Total Liabilities and Equity	$28,769	$28,662

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities	(In millions)
Net Income	$385	$379
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	472	429
Nuclear fuel amortization	29	28
Allowance for equity funds used during construction	(10)	(10)
Deferred income taxes	134	148
Equity earnings of equity method investees	(35)	(32)
Dividends from equity method investees	33	30
Asset (gains) losses and impairments, net	—	8
Changes in assets and liabilities:
Accounts receivable, net	81	234
Inventories	86	73
Accounts payable	(10)	(119)
Gas inventory equalization	46	56
Accrued pension liability	3	(96)
Accrued postretirement liability	(53)	(192)
Derivative assets and liabilities	93	48
Regulatory assets and liabilities	71	89
Other current and noncurrent assets and liabilities	(53)	107
Net cash from operating activities	1,272	1,180
Investing Activities
Plant and equipment expenditures — utility	(797)	(781)
Plant and equipment expenditures — non-utility	(64)	(114)
Acquisition	—	(241)
Proceeds from sale of assets	—	16
Restricted cash for debt redemption, principally Securitization, net	1	99
Proceeds from sale of nuclear decommissioning trust fund assets	741	440
Investment in nuclear decommissioning trust funds	(744)	(446)
Distributions from equity method investees	7	9
Contributions to equity method investees	(121)	(32)
Other	39	14
Net cash used for investing activities	(938)	(1,036)
Financing Activities
Issuance of long-term debt, net of issuance costs	588	793
Redemption of long-term debt	(313)	(118)
Short-term borrowings, net	(324)	(398)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock	(262)	(246)
Other	5	(2)
Net cash from (used for) financing activities	(339)	38
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	182
Cash and Cash Equivalents at Beginning of Period	37	48
Cash and Cash Equivalents at End of Period	$32	$230

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$154	$206
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Net Income (Loss)	—	—	399	—	(14)	385
Dividends declared on common stock	—	—	(400)	—	—	(400)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Benefit obligations, net of tax	—	—	—	2	—	2
Foreign currency translation	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	359	39	(2)	—	12	49
Balance, June 30, 2016	179,435	$4,129	$4,791	$(142)	$21	$8,799

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,215	$1,147	$2,368	$2,350

Operating Expenses
Fuel and purchased power — utility	361	381	696	771
Operation and maintenance	332	319	656	636
Depreciation and amortization	187	165	363	320
Taxes other than income	70	68	143	141
	950	933	1,858	1,868
Operating Income	265	214	510	482

Other (Income) and Deductions
Interest expense	65	67	130	130
Interest income	—	—	(8)	—
Other income	(17)	(13)	(33)	(28)
Other expenses	6	8	13	17
	54	62	102	119
Income Before Income Taxes	211	152	408	363

Income Tax Expense	76	53	146	127

Net Income	$135	$99	$262	$236

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Income	$135	$99	$262	$236
Other comprehensive income, net of tax:
Transfer of benefit obligations, net of taxes of $— and $18 in 2015, respectively	—	—	—	28
Comprehensive income	$135	$99	$262	$264

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$15
Accounts receivable (less allowance for doubtful accounts of $24 and $28, respectively)
Customer	694	657
Affiliates	9	14
Other	34	40
Inventories
Fuel	233	271
Materials and supplies	264	251
Notes receivable
Affiliates	62	—
Other	5	—
Regulatory assets	9	17
Other	58	66
	1,381	1,331
Investments
Nuclear decommissioning trust funds	1,275	1,236
Other	31	35
	1,306	1,271
Property
Property, plant, and equipment	21,479	21,391
Less accumulated depreciation and amortization	(7,577)	(7,646)
	13,902	13,745
Other Assets
Regulatory assets	2,998	2,969
Intangible assets	47	34
Prepaid postretirement costs — affiliates	24	24
Other	121	144
	3,190	3,171
Total Assets	$19,779	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$50	$40
Other	313	329
Accrued interest	63	62
Accrued vacation	46	44
Current portion long-term debt, including capital leases	148	157
Regulatory liabilities	34	19
Short-term borrowings
Affiliates	108	75
Other	—	272
Other	74	94
	836	1,092
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,735	5,437
Capital lease obligations	12	15
	5,747	5,452
Other Liabilities
Deferred income taxes	3,605	3,498
Regulatory liabilities	214	199
Asset retirement obligations	2,057	2,020
Unamortized investment tax credit	89	58
Nuclear decommissioning	184	177
Accrued pension liability — affiliates	981	976
Accrued postretirement liability — affiliates	273	307
Other	68	66
	7,471	7,301

Commitments and Contingencies (Notes 4 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,086	4,086
Retained earnings	1,637	1,585
Accumulated other comprehensive income	2	2
Total Shareholder’s Equity	5,725	5,673
Total Liabilities and Shareholder’s Equity	$19,779	$19,518

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
Operating Activities
Net Income	$262	$236
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	363	320
Nuclear fuel amortization	29	28
Allowance for equity funds used during construction	(9)	(10)
Deferred income taxes	146	127
Changes in assets and liabilities:
Accounts receivable, net	(32)	(43)
Inventories	25	(15)
Accounts payable	32	(28)
Accrued pension liability — affiliates	5	(183)
Accrued postretirement liability — affiliates	(34)	(150)
Regulatory assets and liabilities	82	38
Other current and noncurrent assets and liabilities	(44)	48
Net cash from operating activities	825	368
Investing Activities
Plant and equipment expenditures	(640)	(665)
Acquisition	—	(241)
Proceeds from the sale of assets	6	—
Restricted cash for debt redemption, principally Securitization, net	—	96
Notes receivable from affiliate	(62)	8
Proceeds from sale of nuclear decommissioning trust fund assets	741	440
Investment in nuclear decommissioning trust funds	(744)	(446)
Transfer of Rabbi Trust assets to affiliate	—	137
Other	36	14
Net cash used for investing activities	(663)	(657)
Financing Activities
Issuance of long-term debt, net of issuance costs	297	495
Redemption of long-term debt	(10)	(115)
Capital contribution by parent company	—	300
Short-term borrowings, net — affiliate	33	(30)
Short-term borrowings, net — other	(272)	(50)
Dividends on common stock	(210)	(199)
Other	(2)	(3)
Net cash from (used for) financing activities	(164)	398
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	109
Cash and Cash Equivalents at Beginning of the Period	15	14
Cash and Cash Equivalents at End of the Period	$13	$123

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$112	$154

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	262	—	262
Dividends declared on common stock	—	—	—	(210)	—	(210)
Balance, June 30, 2016	138,632	$1,386	$2,700	$1,637	$2	$5,725

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2016, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2016, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2016 and December 31, 2015. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	June 30, 2016	December 31, 2015
	(In millions)
ASSETS
Cash and cash equivalents	$11	$14
Restricted cash	6	8
Accounts receivable	29	18
Inventories	101	82
Property, plant, and equipment, net	59	66
Other current and long-term assets	2	4
	$208	$192

LIABILITIES
Accounts payable and accrued current liabilities	$21	$13
Current portion long-term debt, including capital leases	6	8
Mortgage bonds, notes, and other	7	10
Other current and long-term liabilities	6	6
	$40	$37
Amounts for DTE Energy's non-consolidated VIEs as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In millions)
Investment in equity method investees	$195	$136
Notes receivable	$15	$15
Future funding commitments	$8	$—

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings, allowance for equity funds used during construction, and contract services. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated. Power and Industrial Projects recognized approximately $20 million of Other income for the three months ended June 30, 2016 and 2015, respectively, and approximately $39 million of Other income for the six months ended June 30, 2016 and 2015, respectively.
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2016 and 2015, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate				Unrecognized Tax Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2016	2015	2016	2015	2016
					(In millions)
DTE Energy	26%	20%	26%	28%	$3
DTE Electric	36%	35%	36%	35%	$4
The 6% increase in DTE Energy's effective tax rate for the three months ended June 30, 2016 is primarily due to higher production tax credits in the second quarter of 2015.
DTE Energy had $2 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. DTE Electric had $3 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $8 million and $6 million at June 30, 2016 and December 31, 2015, respectively.
Unrecognized Compensation Costs
As of June 30, 2016, DTE Energy had $77 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.56 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $8 million for the three months ended June 30, 2016 and 2015, respectively while such allocation was $19 million and $12 million for the six months ended June 30, 2016 and 2015, respectively.

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
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively and early adoption is permitted in the preceding year. The Registrants are currently assessing the impact of the ASU, as amended on their Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the Statements of Cash Flows. Under the new standard, income tax benefits and deficiencies are to be recognized in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This provision is to be applied prospectively. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to the retained earnings as of the date of adoption. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This provision can be applied prospectively or retrospectively for all periods presented. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The ASU will not have a significant impact on DTE Energy's Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for the Registrants beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

NOTE 4 — REGULATORY MATTERS
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. On July 1, 2016, DTE Electric filed an application with the MPSC for a $245 million self-implemented base rate increase effective August 1, 2016. A final MPSC order in this case is expected by February 2017.
2015 DTE Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On May 11, 2016, DTE Gas filed an application with the MPSC for a $103 million self-implemented base rate increase effective November 1, 2016. A final MPSC order in this case is expected by December 2016.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy’s participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Stock options do not receive cash dividends, as such, these awards are not considered participating securities.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$152	$109	$399	$382
Average number of common shares outstanding	179	179	179	179
Dividends declared — common shares	$131	$124	$261	$247
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$131	$124	$262	$248
Net Income less distributed earnings	$21	$(15)	$137	$134
Distributed (dividends per common share)	$0.73	$0.69	$1.46	$1.38
Undistributed	0.11	(0.08)	0.76	0.75
Total Basic Earnings per Common Share	$0.84	$0.61	$2.22	$2.13
Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$152	$109	$399	$382
Average number of common shares outstanding	179	179	179	179
Average incremental shares from assumed exercise of options	1	—	1	—
Common shares for dilutive calculation	180	179	180	179
Dividends declared — common shares	$131	$124	$261	$247
Dividends declared — net restricted shares	—	—	1	1
Total distributed earnings	$131	$124	$262	$248
Net Income less distributed earnings	$21	$(15)	$137	$134
Distributed (dividends per common share)	$0.73	$0.69	$1.46	$1.38
Undistributed	0.11	(0.08)	0.76	0.75
Total Diluted Earnings per Common Share	$0.84	$0.61	$2.22	$2.13

NOTE 6 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2016 and December 31, 2015. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016						December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Netting (b)	Net Balance
	(In millions)
Assets:
Cash equivalents (c)	$6	$3	$—	$—	$—	$9	$13	$3	$—	$—	$—	$16
Nuclear decommissioning trusts	853	422	—	—	—	1,275	759	473	—	4	—	1,236
Other investments (d)	159	—	—	—	—	159	149	—	—	—	—	149
Derivative assets:
Commodity Contracts:
Natural Gas	171	65	62	—	(248)	50	193	91	103	—	(285)	102
Electricity	—	196	43	—	(207)	32	—	239	68	—	(232)	75
Other	1	2	4	—	(2)	5	2	—	3	—	(2)	3
Foreign currency exchange contracts	—	6	—	—	(5)	1	—	12	—	—	(9)	3
Total derivative assets	172	269	109	—	(462)	88	195	342	174	—	(528)	183
Total	$1,190	$694	$109	$—	$(462)	$1,531	$1,116	$818	$174	$4	$(528)	$1,584

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(193)	$(58)	$(124)	$—	$263	$(112)	$(218)	$(57)	$(108)	$—	$294	$(89)
Electricity	—	(191)	(49)	—	212	(28)	—	(243)	(62)	—	253	(52)
Other	(3)	(3)	(5)	—	10	(1)	(2)	—	(8)	—	8	(2)
Foreign currency exchange contracts	—	(3)	—	—	3	—	—	(7)	—	—	7	—
Total derivative liabilities	(196)	(255)	(178)	—	488	(141)	(220)	(307)	(178)	—	562	(143)
Total	$(196)	$(255)	$(178)	$—	$488	$(141)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$994	$439	$(69)	$—	$26	$1,390	$896	$511	$(4)	$4	$34	$1,441
Assets:
Current	$151	$220	$67	$—	$(376)	$62	$174	$284	$128	$—	$(441)	$145
Noncurrent	1,039	474	42	—	(86)	1,469	942	534	46	4	(87)	1,439
Total Assets	$1,190	$694	$109	$—	$(462)	$1,531	$1,116	$818	$174	$4	$(528)	$1,584
Liabilities:
Current	$(166)	$(204)	$(72)	$—	$395	$(47)	$(174)	$(260)	$(87)	$—	$464	$(57)
Noncurrent	(30)	(51)	(106)	—	93	(94)	(46)	(47)	(91)	—	98	(86)
Total Liabilities	$(196)	$(255)	$(178)	$—	$488	$(141)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$994	$439	$(69)	$—	$26	$1,390	$896	$511	$(4)	$4	$34	$1,441
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At June 30, 2016, available-for-sale securities of $9 million included $6 million and $3 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2015, available-for-sale securities of $16 million, included $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016					December 31, 2015
	Level 1	Level 2	Level 3	Other (a)	Net Balance	Level 1	Level 2	Level 3	Other (a)	Net Balance
	(In millions)
Assets:
Cash equivalents (b)	$—	$3	$—	$—	$3	$5	$3	$—	$—	$8
Nuclear decommissioning trusts	853	422	—	—	1,275	759	473	—	4	1,236
Other investments	8	—	—	—	8	8	—	—	—	8
Derivative assets — FTRs	—	—	4	—	4	—	—	3	—	3
Total	$861	$425	$4	$—	$1,290	$772	$476	$3	$4	$1,255

Assets:
Current	$—	$3	$4	$—	$7	$5	$3	$3	$—	$11
Noncurrent	861	422	—	—	1,283	767	473	—	4	1,244
Total Assets	$861	$425	$4	$—	$1,290	$772	$476	$3	$4	$1,255
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At June 30, 2016, available-for-sale securities of $3 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of March 31	$(34)	$(16)	$(7)	$(57)	$—	$(7)	$(5)	$(12)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(36)	12	2	(22)	(5)	18	1	14
Recorded in Regulatory liabilities	—	—	6	6	—	—	13	13
Purchases, issuances, and settlements:
Purchases	—	1	—	1	—	1	—	1
Settlements	8	(3)	(2)	3	(3)	(9)	(8)	(20)
Net Assets (Liabilities) as of June 30	$(62)	$(6)	$(1)	$(69)	$(8)	$3	$1	$(4)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(41)	$(4)	$2	$(43)	$(20)	$15	$1	$(4)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(5)	$6	$(5)	$(4)	$30	$(5)	$(1)	$24
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(1)	—	—	(1)	—	—	—	—
Total gains (losses):
Included in earnings	(56)	(46)	1	(101)	(35)	24	(2)	(13)
Recorded in Regulatory liabilities	—	—	4	4	—	—	11	11
Purchases, issuances, and settlements:
Purchases	—	1	—	1	—	2	—	2
Settlements	—	33	(1)	32	(3)	(18)	(7)	(28)
Net Assets (Liabilities) as of June 30	$(62)	$(6)	$(1)	$(69)	$(8)	$3	$1	$(4)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(113)	$(7)	$1	$(119)	$(112)	$11	$(1)	$(102)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Assets as of beginning of period	$1	$1	$3	$3
Change in fair value recorded in Regulatory liabilities	6	13	4	11
Purchases, issuances, and settlements:
Settlements	(3)	(9)	(3)	(9)
Net Assets as of June 30	$4	$5	$4	$5
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at June 30, 2016 and 2015 and reflected in DTE Electric's Consolidated Statements of Financial Position	$4	$5	$4	$5
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and six months ended June 30, 2016 and 2015, and there were no transfers from or into Level 3 for DTE Electric during the same periods.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$62	$(124)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.36	) —	$3.68	/MMBtu	$(0.10	)/MMBtu
Electricity	$43	$(49)	Discounted Cash Flow	Forward basis price (per MWh)	$(14	) —	$13	/MWh	$1	/MWh

	December 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$103	$(108)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50	) —	$2.77	/MMBtu	$(0.19	)/MMBtu
Electricity	$68	$(62)	Discounted Cash Flow	Forward basis price (per MWh)	$(11	) —	$14	/MWh	$2	/MWh
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
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$32	$—	$—	$32	$32	$—	$—	$32
Dividends payable	$269	$269	$—	$—	$131	$131	$—	$—
Short-term borrowings	$175	$—	$175	$—	$499	$—	$499	$—
Long-term debt, excluding capital leases	$9,488	$807	$8,538	$1,438	$9,210	$496	$8,136	$1,203

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$5	$—	$—	$5
Notes receivable — affiliates	$62	$—	$—	$62	$—	$—	$—	$—
Short-term borrowings — affiliates	$108	$—	$—	$108	$75	$—	$—	$75
Short-term borrowings — other	$—	$—	$—	$—	$272	$—	$272	$—
Long-term debt, excluding capital leases	$5,877	$—	$5,999	$755	$5,588	$—	$5,432	$545
For further fair value information on financial and derivative instruments, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2016	December 31, 2015
	(In millions)
Fermi 2	$1,247	$1,211
Fermi 1	3	3
Low-level radioactive waste	25	22
Total	$1,275	$1,236
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Realized gains	$37	$13	$46	$22
Realized losses	$(25)	$(5)	$(40)	$(12)
Proceeds from sales of securities	$481	$194	$741	$440

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

	June 30, 2016			December 31, 2015
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$831	$180	$(53)	$731	$195	$(68)
Debt securities	438	29	(2)	499	16	(4)
Cash and cash equivalents	6	—	—	6	—	—
	$1,275	$209	$(55)	$1,236	$211	$(72)
The debt securities at June 30, 2016 and December 31, 2015 had an average maturity of approximately 7 and 6 years, respectively. Securities held in the Nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset and Nuclear decommissioning liability. Unrealized losses on the low-level radioactive waste funds are recognized as a Nuclear decommissioning liability.
Other Securities
At June 30, 2016 and December 31, 2015, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three and six months ended June 30, 2016 and 2015. Gains related to trading securities held at June 30, 2016 and June 30, 2015 were $10 million and $1 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2016 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments as of June 30, 2016 and December 31, 2015 for DTE Energy:

	June 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	$298	$(375)	$387	$(383)
Electricity	239	(240)	307	(305)
Other	7	(11)	5	(10)
Foreign currency exchange contracts	6	(3)	12	(7)
Total derivatives not designated as hedging instruments:	$550	$(629)	$711	$(705)

Current	$429	$(442)	$570	$(521)
Noncurrent	121	(187)	141	(184)
Total derivatives	$550	$(629)	$711	$(705)
The following table presents the fair value of derivative instruments as of June 30, 2016 and December 31, 2015 for DTE Electric:

	June 30, 2016	December 31, 2015
	(In millions)
FTRs — Other current assets	$4	$3
Total derivatives not designated as hedging instrument	$4	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $5 million and $7 million outstanding at June 30, 2016 and December 31, 2015, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $1 million and $2 million at June 30, 2016 and December 31, 2015, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
For contracts with certain clearing agents, the fair value of derivative instruments is netted against realized positions with the net balance reflected as either 1) a Derivative asset or liability or 2) an Account receivable or payable. Other than certain clearing agents, Accounts receivable and Accounts payable that are subject to netting arrangements have not been offset against the fair value of Derivative assets and liabilities. Certain contracts that have netting arrangements have not been offset in DTE Energy's Consolidated Statements of Financial Position. The impact of netting these derivative instruments and cash collateral related to such contracts is not material. Only the gross amounts for these derivative instruments are included in the table below.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For DTE Energy, the total cash collateral posted, net of cash collateral received, was $40 million and $37 million as of June 30, 2016 and December 31, 2015, respectively. DTE Energy had $6 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $32 million as of June 30, 2016. DTE Energy had $2 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of December 31, 2015. DTE Energy recorded cash collateral paid of $16 million and cash collateral received of $2 million not related to unrealized derivative positions as of June 30, 2016. DTE Energy recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2015. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$298	$(248)	$50	$387	$(285)	$102
Electricity	239	(207)	32	307	(232)	75
Other	7	(2)	5	5	(2)	3
Foreign currency exchange contracts	6	(5)	1	12	(9)	3
Total derivative assets	$550	$(462)	$88	$711	$(528)	$183

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(375)	$263	$(112)	$(383)	$294	$(89)
Electricity	(240)	212	(28)	(305)	253	(52)
Other	(11)	10	(1)	(10)	8	(2)
Foreign currency exchange contracts	(3)	3	—	(7)	7	—
Total derivative liabilities	$(629)	$488	$(141)	$(705)	$562	$(143)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$429	$121	$(442)	$(187)	$570	$141	$(521)	$(184)
Counterparty netting	(372)	(84)	372	84	(441)	(85)	441	85
Collateral adjustment	(4)	(2)	23	9	—	(2)	23	13
Total derivatives as reported	$53	$35	$(47)	$(94)	$129	$54	$(57)	$(86)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 for DTE Energy is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2016	2015	2016	2015
		(In millions)
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	$(30)	$(4)	$(86)	$(130)
Natural Gas	Fuel, purchased power, and gas — non-utility	(9)	12	32	33
Electricity	Operating Revenues — Non-utility operations	19	15	(5)	46
Other	Operating Revenues — Non-utility operations	—	2	(2)	—
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	1	—	(4)	1
Total		$(19)	$25	$(65)	$(50)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2016:

Commodity	Number of Units
Natural Gas (MMBtu)	1,838,453,487
Electricity (MWh)	37,370,289
Oil (Gallons)	18,102,000
Foreign Currency Exchange (Canadian dollars)	80,449,368
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $322 million.
As of June 30, 2016, DTE Energy had approximately $482 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $425 million. The net remaining amount of approximately $57 million is derived from the $322 million noted above.

NOTE 8 — LONG-TERM DEBT
Debt Issuances
In 2016, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	May	Mortgage Bonds	3.70%	2046	$300
DTE Energy	May	Junior Subordinated Debentures	5.375%	2076	300
					$600
Debt Redemptions
In 2016, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	7.904%	2016	$10
DTE Energy	June	Senior Notes	6.35%	2016	300
DTE Energy	Various	Other Long-Term Debt	Various	2016	3
					$313

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2016, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.50 to 1, 0.51 to 1, and 0.44 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at June 30, 2016 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2021	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at June 30, 2016
Commercial paper issuances	175	—	—	175
Letters of credit	139	—	—	139
	314	—	—	314
Net availability at June 30, 2016	$1,056	$400	$300	$1,756
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At June 30, 2016, a $35 million letter of credit was in place, raising the capacity under this facility to $135 million. The $35 million letter of credit is included in the table above. The amount outstanding under this agreement was $63 million and $103 million at June 30, 2016 and December 31, 2015, respectively, and was fully offset by the posted collateral.

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
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology (EGU MACT) Rule was finalized in December 2011. The MATS rule required reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric requested and was granted compliance date extensions for all relevant units to April 2016. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. Subsequently, in December 2015, the Court of Appeals ordered a remand of the MATS rule back to the EPA without staying the rule. A petition to the U.S. Supreme Court for review of the D.C. Circuit’s remand of the rule was denied in April 2016, leaving the MATS rule in place. DTE Electric is currently operating in compliance with the rule at all regulated units. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, at this time DTE Electric does not expect future decisions to have a material effect on its compliance program.

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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims are all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. No new permits have been issued, consequently no compliance timelines have been established. Certain effluent limitations guidelines requirements will be required to be performed in conjunction with the coal combustion residuals requirements. Costs associated with the building of new facilities over the next seven years to comply with coal combustion residuals requirements and effluent limitations guidelines are estimated to be approximately $280 million.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of five of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of three additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2016 and December 31, 2015, DTE Gas had $38 million and $22 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
As a result of a multimedia inspection by the EPA, EES Coke, the Michigan coke battery facility, a wholly-owned subsidiary of DTE Energy, received two FOVs related to: 1) failing to repeat benzene sampling of waste streams due to a process change and use of calibration gas that is inconsistent with the applicable regulation; and 2) alleged deficiencies in its oil pollution prevention measures and spill prevention, control and countermeasures plan. EES Coke is currently working with the EPA to address the alleged violations. At this time, DTE Energy cannot predict the impact of the final settlement.
In January 2016, the Yolo Solano County Health Department in California with the District Attorney issued subpoenas to investigate the ash management and disposition practices of Woodland Biomass Power, Ltd., and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy (the Woodland Companies), a renewable power generation facility. We are currently working with the County Health Department and District Attorney's office to sample the beneficially reused ash and appropriately manage it according to the results. Additional reviews are being conducted to verify if biomass ash sent to landfills was properly characterized and managed. The Woodland Companies are currently negotiating a settlement with the District Attorney. As of June 30, 2016, DTE Energy had $3 million accrued for this matter. Changes in estimated remediation and settlement costs, if any, that occur upon completion of the investigation are not expected to have a material impact on DTE Energy’s Consolidated Financial Statements.
Riverview Energy Systems, LLC, a 50% owned landfill gas recovery facility, received a NOV in May 2015 due to stack test and landfill gas sample results exceeding permitting levels for sulfur.  A permit application to correct issues has been submitted, and a consent order was negotiated with the MDEQ. The consent order requires Riverview Energy Systems to pay $375,000 and install a sulfur control system.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The decision to close the Shenango facility has prompted the PADEP, the EPA, and the Allegheny County, PA Health Department to submit demand letters under the 2012 consent decree for stipulated penalties related to water and air matters since 2012. The stipulated penalties totaling $534,000 have been accrued of which $190,000 remained unpaid as of June 30, 2016. DTE Energy is currently working with the respective regulatory agencies to settle all matters.
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
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2016 is approximately $850 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2016 is approximately $323 million. Payment under these guarantees is considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at June 30, 2016. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2016, DTE Energy had approximately $54 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 4 and 7 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended June 30,	(In millions)
Service cost	$23	$24	$7	$8
Interest cost	55	53	20	21
Expected return on plan assets	(78)	(74)	(32)	(32)
Amortization of:
Net actuarial loss	41	52	8	11
Prior service credit	—	—	(29)	(32)
Net periodic benefit cost (credit)	$41	$55	$(26)	$(24)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Six Months Ended June 30,	(In millions)
Service cost	$46	$49	$13	$17
Interest cost	109	106	40	41
Expected return on plan assets	(155)	(148)	(64)	(65)
Amortization of:
Net actuarial loss	81	103	16	22
Prior service credit	—	—	(59)	(63)
Net periodic benefit cost (credit)	$81	$110	$(54)	$(48)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three Months Ended June 30,	(In millions)
Service cost	$17	$18	$5	$6
Interest cost	42	41	16	15
Expected return on plan assets	(55)	(52)	(22)	(22)
Amortization of:
Net actuarial loss	28	36	5	8
Prior service cost (credit)	1	1	(22)	(23)
Net periodic benefit cost (credit)	$33	$44	$(18)	$(16)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Six Months Ended June 30,	(In millions)
Service cost	$35	$38	$10	$13
Interest cost	83	81	31	31
Expected return on plan assets	(110)	(105)	(45)	(45)
Amortization of:
Net actuarial loss	57	74	11	16
Prior service cost (credit)	1	1	(44)	(47)
Net periodic benefit cost (credit)	$66	$89	$(37)	$(32)
Pension and Other Postretirement Contributions
At the discretion of management, DTE Energy may make contributions up to $175 million, including contributions from DTE Electric of $145 million, to its pension plans in 2016.
At the discretion of management, DTE Energy may make contributions up to $20 million, through contributions from DTE Gas, to its other postretirement benefit plans in 2016.

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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Inter-segment Revenues
Electric	$8	$9	$17	$18
Gas	3	—	3	1
Gas Storage and Pipelines	3	5	5	6
Power and Industrial Projects	150	215	298	395
Energy Trading	8	7	18	16
Corporate and Other	2	—	2	1
	$174	$236	$343	$437
Financial data of the DTE Energy business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations
Electric	$1,215	$1,148	$2,368	$2,351
Gas	231	218	751	865
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	69	57	136	114
Power and Industrial Projects	444	556	890	1,123
Energy Trading	476	524	1,025	1,235
Corporate and Other	1	1	1	1
Reconciliation and Eliminations	(174)	(236)	(343)	(437)
Total	$2,262	$2,268	$4,828	$5,252

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$135	$99	$262	$235
Gas	13	(7)	100	104
Gas Storage and Pipelines	35	25	65	52
Power and Industrial Projects	15	8	32	41
Energy Trading	(23)	(3)	(30)	(12)
Corporate and Other	(23)	(13)	(30)	(38)
Net Income Attributable to DTE Energy Company	$152	$109	$399	$382

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
Net Income attributable to DTE Energy in the second quarter of 2016 was $152 million, or $0.84 per diluted share, compared to Net Income attributable to DTE Energy of $109 million, or $0.61 per diluted share, in the second quarter of 2015. Net Income attributable to DTE Energy in the six months ended June 30, 2016 was $399 million, or $2.22 per diluted share, compared to Net Income attributable to DTE Energy of $382 million, or $2.13 per diluted share, in the six months ended June 30, 2015. The increase in net income in the second quarter is primarily due to increased earnings in the Electric, Gas, and Gas Storage and Pipeline segments, partially offset by decreased earnings in the Energy Trading segment. The increase in Net Income for the six months ended June 30, 2016 is primarily due to increased earnings in the Electric and Gas Storage and Pipelines segments, partially offset by decreased earnings in the Power and Industrial Projects and Energy Trading segments.
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
DTE Electric's capital investments over the 2016-2020 period are estimated at $8.2 billion comprised of $3.8 billion for maintenance and other projects, $3.2 billion for distribution infrastructure, and $1.2 billion for new generation. DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire an additional eight coal-fired generating units through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The retired facilities will be replaced with natural gas-fired generation and renewables. DTE Electric plans to seek regulatory approval in general rate case filings and renewable energy plan filings for capital expenditures consistent with prior ratemaking treatment.

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
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to additional emission controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury, and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years. To comply with these requirements, DTE Electric spent approximately $2.3 billion through 2015. It is estimated that DTE Electric will make capital expenditures of approximately $45 million in 2016.
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
For further discussion of environmental matters, see Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies."
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

RESULTS OF OPERATIONS
The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$135	$99	$262	$235
Gas	13	(7)	100	104
Gas Storage and Pipelines	35	25	65	52
Power and Industrial Projects	15	8	32	41
Energy Trading	(23)	(3)	(30)	(12)
Corporate and Other	(23)	(13)	(30)	(38)
Net Income Attributable to DTE Energy Company	$152	$109	$399	$382
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,215	$1,148	$2,368	$2,351
Fuel and purchased power — utility	361	381	696	771
Gross Margin	854	767	1,672	1,580
Operation and maintenance	332	319	656	636
Depreciation and amortization	187	166	363	323
Taxes other than income	70	68	143	141
Operating Income	265	214	510	480
Other (Income) and Deductions	54	62	102	119
Income Tax Expense	76	53	146	126
Segment Net Income Attributable to DTE Energy Company	$135	$99	$262	$235
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	—	—	—	1
DTE Electric Net Income Attributable to DTE Energy Company	$135	$99	$262	$236
See DTE Electric's Consolidated Statement of Operations for a complete view of its results.
Gross Margin increased $87 million and $92 million in the three and six months ended June 30, 2016, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Base rates	$60	$120
Weather	25	(4)
PSCR disallowance in 2015	19	19
Amortization of refundable revenue decoupling/deferred gain in 2015	(31)	(63)
Regulatory mechanisms and other	14	20
Increase in gross margin	$87	$92

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands of MWh)
DTE Electric Sales
Residential	3,569	3,324	7,187	7,176
Commercial	4,233	4,278	8,342	8,438
Industrial	2,557	2,534	4,978	4,998
Other	58	62	136	147
	10,417	10,198	20,643	20,759
Interconnection sales (a)	843	1,699	1,536	2,645
Total DTE Electric Sales	11,260	11,897	22,179	23,404

DTE Electric Deliveries
Retail and wholesale	10,417	10,198	20,643	20,759
Electric retail access, including self generators (b)	1,331	1,230	2,490	2,486
Total DTE Electric Sales and Deliveries	11,748	11,428	23,133	23,245
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $13 million and $20 million in the three and six months ended June 30, 2016, respectively. The increase in the second quarter was due primarily to increased power plant generation expenses of $10 million, higher line clearance expenses of $9 million, and higher employee benefits expenses of $7 million, partially offset by lower restoration expenses of $9 million, lower energy optimization expenses of $2 million, and lower expenses related to the transition of PLD customers to DTE Electric's distribution system of $2 million. The increase in the six month period was due primarily to higher line clearance expenses of $19 million and higher employee benefits expenses of $18 million, partially offset by lower corporate administrative expenses of $8 million, lower expenses related to the transition of PLD customers to DTE Electric's distribution system of $6 million, and lower energy optimization expenses of $2 million. The MPSC approved a TRM that provides for recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers that is reflected in the Depreciation and amortization line in DTE Energy's and DTE Electric's Consolidated Statements of Operations.
Depreciation and amortization expense increased $21 million and $40 million in the three and six months ended June 30, 2016, respectively. The increase in the second quarter was due primarily to $12 million associated with the TRM and $10 million of increased expenses due to an increased depreciable base. The increase in the six month period was due primarily to $20 million of increased expenses due to an increased depreciable base and $18 million associated with the TRM.
Other (Income) and Deductions decreased $8 million and $17 million in the three and six months ended June 30, 2016, respectively. The decrease in the second quarter was due primarily to $5 million of higher investment earnings and $2 million of lower interest expense. The decrease in the six month period was due primarily to $9 million of higher investment earnings and $8 million of interest income related to a sales and use tax settlement.
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
DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire an additional eight coal-fired generating units through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The retired facilities will be replaced with natural gas-fired generation and renewables.

DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.3% to 10.5% on a capital structure of 50% equity and 50% debt. On July 1, 2016, DTE Electric filed an application with the MPSC for a $245 million self-implemented base rate increase effective August 1, 2016. A final MPSC order in this case is expected by February 2017.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Utility operations	$231	$218	$751	$865
Cost of gas — utility	58	61	291	368
Gross Margin	173	157	460	497
Operation and maintenance	98	111	194	222
Depreciation and amortization	26	26	52	51
Taxes other than income	17	17	36	36
Operating Income	32	3	178	188
Other (Income) Deductions	11	13	22	25
Income Tax Expense (Benefit)	8	(3)	56	59
Net Income (Loss) Attributable to DTE Energy Company	$13	$(7)	$100	$104
Gross Margin increased $16 million and decreased $37 million in the three and six months ended June 30, 2016, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Weather	$8	$(48)
Midstream storage and transportation revenues	1	(3)
Infrastructure recovery mechanism	3	6
Revenue decoupling mechanism	(3)	—
Energy optimization revenue	(1)	(3)
Other	8	11
Increase (decrease) in gross margin	$16	$(37)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gas Markets (in Bcf)
Gas sales	18	16	73	85
End user transportation	42	35	98	97
	60	51	171	182
Intermediate transportation	53	59	120	162
	113	110	291	344

Operation and maintenance expense decreased $13 million and $28 million in the three and six months ended June 30, 2016, respectively. The decrease in the second quarter was due primarily to decreased employee benefit expenses of $5 million, decreased uncollectible expenses of $4 million, decreased gas operations expenses of $2 million, and decreased transmission expenses of $1 million. The decrease in the six month period was due primarily to decreased uncollectible expenses of $9 million, decreased employee benefit expenses of $6 million, decreased gas operations expenses of $5 million, decreased transmission expenses of $3 million, decreased corporate administrative expenses of $3 million, and decreased energy optimization expenses of $2 million. The decreased uncollectible, gas operations and transmission expenses for the three and six months ended June 30, 2016 were primarily the result of weather-related impacts of warm weather in the first quarter of 2016. Additionally, DTE Gas took actions to reduce costs to partially offset the negative impacts to revenue and gross margin resulting from the warm weather in the first quarter of 2016.
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
DTE Gas filed a rate case with the MPSC on December 18, 2015 requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. The requested increase in base rates is due primarily to an increase in net plant, inclusive of IRM capital investments being recovered through approved IRM surcharge filings. The rate filing includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.5% to 10.75% on a capital structure of 52% equity and 48% debt. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed will be terminated. However, DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On May 11, 2016, DTE Gas filed an application with the MPSC for a $103 million self-implemented base rate increase effective November 1, 2016. A final MPSC order in this case is expected by December 2016.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$69	$57	$136	$114
Operation and maintenance	16	13	32	25
Depreciation and amortization	11	7	19	14
Taxes other than income	1	1	2	2
Operating Income	41	36	83	73
Other (Income) and Deductions	(11)	(6)	(19)	(14)
Income Tax Expense	17	16	36	34
Net Income	35	26	66	53
Less: Net Income Attributable to Noncontrolling Interests	—	1	1	1
Net Income Attributable to DTE Energy Company	$35	$25	$65	$52
Operating Revenues — Non-utility operations increased $12 million and $22 million in the three and six months ended June 30, 2016, respectively. The increases were due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems.
Net Income Attributable to DTE Energy Company increased $10 million and $13 million in the three and six months ended June 30, 2016, respectively. The increases were due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems and increased earnings from pipeline investments.

Outlook — Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices. Procurement activities are underway for Bluestone Pipeline's 2016 expansion in Broome County, New York. Additionally, the Susquehanna gathering system is being expanded with additional compression facilities and gathering lines. Despite recent pressure on producers from low commodity prices, DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of approximately $205 million at June 30, 2016. A FERC application was filed in the fourth quarter of 2015 and an order is expected in the first quarter of 2017. The NEXUS Pipeline has an estimated in service date in the fourth quarter of 2017.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$444	$556	$890	$1,123
Fuel, purchased power, and gas — non-utility	384	468	767	944
Gross Margin	60	88	123	179
Operation and maintenance	83	89	158	174
Depreciation and amortization	18	20	36	40
Taxes other than income	2	4	7	9
Asset (gains) losses and impairments, net	—	18	—	8
Operating Loss	(43)	(43)	(78)	(52)
Other (Income) and Deductions	(18)	(17)	(32)	(34)
Income Taxes
Benefit	(7)	(8)	(12)	(7)
Production Tax Credits	(26)	(21)	(51)	(48)
	(33)	(29)	(63)	(55)
Net Income	8	3	17	37
Less: Net Loss Attributable to Noncontrolling Interests	(7)	(5)	(15)	(4)
Net Income Attributable to DTE Energy Company	$15	$8	$32	$41
Gross Margin decreased $28 million and $56 million in the three and six months ended June 30, 2016, respectively. The decrease in the second quarter was due primarily to a $29 million decrease due to lower demand in the steel business, including a $15 million decrease associated with the closure of the Shenango coke battery. The decrease in the six month period was due primarily to a $58 million decrease due to lower demand in the steel business, including $29 million associated with the closure of the Shenango coke battery, partially offset by a $3 million increase primarily associated with higher sales in the on-site business.
Operation and maintenance expense decreased $6 million and $16 million in the three and six months ended June 30, 2016, respectively. The decrease in the second quarter was due primarily to $13 million of lower spending as a result of the closure of the Shenango coke battery and cost control due to lower demand in the steel business, partially offset by a $7 million increase associated with a new project in the REF business. The decrease in the six month period was due primarily to $22 million of lower spending as a result of the closure of the Shenango coke battery and cost control due to lower demand in the steel business and $2 million of lower general and administrative expenses in the steel business, partially offset by a $10 million increase associated with a new project in the REF business.

Asset (gains) losses and impairments, net increased $18 million and $8 million in the three and six months ended June 30, 2016, respectively. The increases were due primarily to 2015 asset impairments resulting from contract terminations, partially offset by a gain associated with the sale of a landfill gas project in 2015.
Net Loss Attributable to Noncontrolling Interests increased by $2 million and $11 million in the three and six months ended June 30, 2016, respectively. The loss allocated to noncontrolling interests is primarily due to lease arrangements with investors at various REF facilities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$476	$524	$1,025	$1,235
Purchased power and gas — non-utility	496	509	1,037	1,216
Gross Margin	(20)	15	(12)	19
Operation and maintenance	16	17	32	34
Depreciation and amortization	—	—	1	—
Taxes other than income	—	1	1	3
Operating Loss	(36)	(3)	(46)	(18)
Other (Income) and Deductions	2	2	3	2
Income Tax Benefit	(15)	(2)	(19)	(8)
Net Loss Attributable to DTE Energy Company	$(23)	$(3)	$(30)	$(12)
Operating Revenues — Non-utility operations were primarily impacted by a decrease in gas prices, partially offset by an increase in volumes, mainly in Energy Trading's gas structured strategy in the three and six months ended June 30, 2016.
Gross Margin decreased $35 million and $31 million in the three and six months ended June 30, 2016, respectively. The decrease in the second quarter was due to a decrease in unrealized margins of $36 million, partially offset by an increase in realized margins of $1 million. The decrease in unrealized margins of $36 million is due to unfavorable results of $59 million, primarily in the gas structured and gas storage strategies, offset by favorable results of $23 million, primarily in the gas trading, power full requirements, and power trading strategies. The increase in realized margins of $1 million is due to favorable results of $22 million, primarily in the gas structured and gas storage strategies, partially offset by unfavorable results of $21 million, primarily in the gas and power trading strategies.

The decrease in the six month period was due to a decrease in realized margins of $27 million, and a decrease in unrealized margins of $4 million. The decrease in realized margins of $27 million is due to unfavorable results of $56 million, primarily in the power full requirements, gas transportation, gas storage, and gas structured strategies, offset by favorable results of $29 million, primarily in the power, gas, and environmental trading strategies. The decrease in unrealized margins of $4 million is due to unfavorable results of $18 million, primarily in the gas transportation, gas trading, and environmental trading strategies, partially offset by favorable results of $14 million, primarily in the gas storage and gas structured strategies.
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the unfavorable unrealized results of $59 million in the three months ended June 30, 2016 are timing related losses related to gas strategies of $42 million which will reverse in future periods as the underlying contracts settle. Included in the favorable realized results of $22 million in the three months ended June 30, 2016 are timing related losses related to gas strategies of $9 million recognized in previous periods that reversed as the underlying contracts were settled.
Included in the favorable unrealized results of $14 million in the six months ended June 30, 2016 are timing related gains related to gas strategies of $1 million. The timing related items of $1 million include the variance of timing losses of $35 million in the six months ended June 30, 2015, and timing losses of $34 million in the six months ended June 30, 2016 which will reverse in future periods as the underlying contracts settle. Included in the unfavorable realized results of $56 million in the six months ended June 30, 2016 are timing related gains related to gas strategies of $20 million recognized in previous periods that reversed as the underlying contracts were settled.
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
See Notes 6 and 7 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, and holds certain non-utility debt and energy-related investments. The net losses of $23 million and $30 million in the three and six months ended June 30, 2016, represents an increase of $10 million and a decrease of $8 million from the net losses of $13 million and $38 million in the comparable 2015 periods. The changes in losses were due primarily to effective income tax rate adjustments.

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

	Six Months Ended June 30,
	2016	2015
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities:
Net Income	$385	$379
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	472	429
Nuclear fuel amortization	29	28
Allowance for equity funds used during construction	(10)	(10)
Deferred income taxes	134	148
Asset (gains) losses and impairments, net	—	8
Working capital and other	262	198
Net cash from operating activities	1,272	1,180
Investing Activities:
Plant and equipment expenditures — utility	(797)	(781)
Plant and equipment expenditures — non-utility	(64)	(114)
Acquisition	—	(241)
Proceeds from sale of assets	—	16
Restricted cash for debt redemption, principally Securitization, net	1	99
Contributions to equity method investees	(121)	(32)
Other	43	17
Net cash used for investing activities	(938)	(1,036)
Financing Activities:
Issuance of long-term debt, net of issuance costs	588	793
Redemption of long-term debt	(313)	(118)
Short-term borrowings, net	(324)	(398)
Issuance of common stock	—	9
Repurchase of common stock	(33)	—
Dividends on common stock and other	(257)	(248)
Net cash from (used for) financing activities	(339)	38
Net Increase (Decrease) in Cash and Cash Equivalents	$(5)	$182
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations in the six months ended June 30, 2016 increased by $92 million compared to the six months ended June 30, 2015. The operating cash flow comparison reflects an increase in Net Income and adjustments for non-cash and non-operating items as well as cash from working capital items partially offset by decreases in Deferred income taxes and asset impairments.
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
Net cash used for investing activities decreased by $98 million in 2016 due to an acquisition in 2015 and lower capital expenditures by the non-utility business, partially offset by the decrease in restricted cash for the redemption of Securitization bonds and higher contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop.
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
Net cash used for financing activities increased by $377 million in 2016 due primarily to decreased issuances coupled with increased redemptions of long-term debt and increased repurchases of common stock, partially offset by decreased short-term borrowings.
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
DTE Energy has approximately $1.8 billion of available liquidity at June 30, 2016, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue up to $100 million of common stock in 2016 through its pension and other employee benefit plans.
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $322 million.

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
The following tables provide details on changes in DTE Energy's MTM net asset (or liability) position during the six months ended June 30, 2016:

Total
(In millions)
MTM at December 31, 2015	$40
Reclassified to realized upon settlement	(24)
Changes in fair value recorded to income	(65)
Amounts recorded to unrealized income	(89)
Changes in fair value recorded in regulatory liabilities	4
Change in collateral held by (for) others	(8)
MTM at June 30, 2016	$(53)

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2019 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2016	2017	2018	2019 and Beyond	Total Fair Value
	(In millions)
Level 1	$(11)	$(16)	$(1)	$4	$(24)
Level 2	16	(4)	3	(1)	14
Level 3	(10)	(3)	3	(59)	(69)
MTM before collateral adjustments	$(5)	$(23)	$5	$(56)	(79)
Collateral adjustments					26
MTM at June 30, 2016					$(53)

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
The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2016:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade (a)
A− and Greater	$162	$(2)	$160
BBB+ and BBB	175	—	175
BBB−	47	—	47
Total Investment Grade	384	(2)	382
Non-investment grade (b)	21	(4)	17
Internally Rated — investment grade (c)	233	—	233
Internally Rated — non-investment grade (d)	9	—	9
Total	$647	$(6)	$641
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 22% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented less than 3% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2016, DTE Energy had a floating rate debt-to-total debt ratio of approximately 1.9%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts, long-term debt obligations, and foreign currency exchange forward contracts. The commodity contracts and foreign currency exchange risk listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at June 30, 2016 and 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2016 and 2015:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2016	2015	2016	2015	Change in the Fair Value of
	(In millions)
Natural gas contracts	$12	$(2)	$(12)	$2	Commodity contracts
Electricity contracts	$15	$15	$(15)	$(17)	Commodity contracts
Oil contracts	$1	$2	$(1)	$(2)	Commodity contracts
Interest rate risk	$(389)	$(372)	$408	$394	Long-term debt
For further discussion of market risk, see Note 7 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings
For more information on material legal proceedings and matters related to the Registrants, see Notes 4 and 10 to the Consolidated Financial Statements, "Regulatory Matters," and "Commitments and Contingencies," respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2016:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2016 — 04/30/2016	4,500	$86.51	—	—	—
05/01/2016 — 05/31/2016	500	$86.27	—	—	—
06/01/2016 — 06/30/2016	3,220	$84.20	—	—	—
Total	8,220		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.293	Supplemental Indenture, dated as of May 1, 2016, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2016 Series A)	X	X

4.294	Supplemental Indenture, dated as of June 1, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2015 Series BR)	X

10.101
Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A, as Co-Syndication Agents

X

10.102
Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Gas the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents

X

10.103
Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and further amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC., as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents

		X	X

12.69	Computation of Ratio of Earnings to Fixed Charges	X

12.70	Computation of Ratio of Earnings to Fixed Charges		X

31.117	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.118	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.119	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.120	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.117	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.118	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.119	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.120	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

4.295
Supplemental Indenture, dated as of May 15, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated May 27, 2016) (2016 Series B)

X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 26, 2016
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)