Form 10-K
period 2016-12-31
DTE ENERGY CO; DTE Electric Co
filed 2017-02-09
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
1-11607	DTE Energy Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	DTE Electric Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-0478650
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	New York Stock Exchange

DTE Energy	2012 Series C 5.25% Junior Subordinated Debentures due 2062	New York Stock Exchange

DTE Energy	2016 Series B 5.375% Junior Subordinated Debentures due 2076	New York Stock Exchange

DTE Energy	2016 Series F 6.00% Junior Subordinated Debentures due 2076	New York Stock Exchange

DTE Energy	6.50% Corporate Units	New York Stock Exchange

DTE Electric Company (DTE Electric)	None	None
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
DTE Energy                ☐                DTE Electric                 ☒

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
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
On June 30, 2016, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $17.1 billion(based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2017:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,432,999

DTE Electric	Common Stock, $10 par value, directly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2017 Annual Meeting of Common Shareholders to be held May 4, 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

THIS PAGE INTENTIONALLY LEFT BLANK

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

AGS
Appalachia Gathering System is a midstream natural gas asset located in Pennsylvania and West Virginia. DTE Energy purchased 100% of AGS in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

AMV	Applicable Market Value

ASU	Accounting Standards Update issued by the FASB

CFTC	U.S. Commodity Futures Trading Commission

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHG	Greenhouse gases

IRM	Infrastructure Recovery Mechanism

IRS	Internal Revenue Service

ISO	Independent System Operator

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

DEFINITIONS

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

Production tax credits
Tax credits as authorized under Sections 45K and 45 of the Internal Revenue Code that are designed to stimulate investment in and development of alternate fuel sources. The amount of a production tax credit can vary each year as determined by the IRS.

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

RDM	A Revenue Decoupling Mechanism authorized by the MPSC that is designed to minimize the impact on revenues of changes in average customer usage.

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

RSN	Remarketable Senior Notes

RTO	Regional Transmission Organization

SEC	Securities and Exchange Commission

Securitization	DTE Electric financed specific stranded costs at lower interest rates through the sale of rate reduction bonds by a wholly-owned special purpose entity, The Detroit Edison Securitization Funding LLC.

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

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

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MMBtu	One million BTU

MMcf/d	Million cubic feet of gas per day

MW	Megawatt of electricity

MWh	Megawatthour of electricity

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as “anticipate,” “believe,” “expect,” “projected,” “aspiration,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

•
impact of regulation by the EPA, the FERC, the MPSC, the NRC, and for DTE Energy, the CFTC, as well as other applicable governmental proceedings and regulations, including any associated impact on rate structures;

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the financial condition of DTE Energy's significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	the cost of protecting assets against, or damage due to, cyber crime and terrorism;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission, or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals;

•	implementation of new information systems; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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
DTE Gas is a Michigan corporation organized in 1898 and is a wholly-owned subsidiary of DTE Energy. DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity.
DTE Energy's other businesses are involved in 1) natural gas pipelines, gathering, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and for DTE Energy, the CFTC.
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
Corporate Structure
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure. For financial information by segment for the last three years, see Note 22 to the Consolidated Financial Statements in Item 8 of this Report, "Segment and Related Information."
Electric

•
The Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.

Gas

•
The Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.

Non-utility Operations

•	Gas Storage and Pipelines consists of natural gas pipeline, gathering, transportation, and storage businesses.

•
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects.

•	Energy Trading consists of energy marketing and trading operations.
Corporate and Other

•	Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments.
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
Operating Revenues by Service

	2016	2015	2014
	(In millions)
Residential	$2,477	$2,186	$2,168
Commercial	1,754	1,701	1,761
Industrial	654	645	767
Other(a)	290	281	494
Subtotal	5,175	4,813	5,190
Interconnection sales(b)	50	88	93
Electric segment Operating Revenues	$5,225	$4,901	$5,283
______________________________

(a)	Includes revenue associated with the under or over recoveries of tracking mechanisms and deferred gain amortization of the previously reversed RDM liability.

(b)	Represents power that is not distributed by DTE Electric.

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
Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 28.0 million tons of low-sulfur western coal and approximately 2.3 million tons of Appalachian coal to be delivered from 2017 to 2021. All of these contracts have pricing schedules. DTE Electric has approximately 90% of the expected coal requirements for 2017 under contract. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under contract through 2021. Contracts covering expected vessel transportation requirements for delivery of purchased coal to electric generating facilities are under contract through 2019.
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
Generating facilities owned and in service as of December 31, 2016 are shown in the following table:

	Location by Michigan		Net Generation Capacity(a)
Facility	County	Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1958	272
St. Clair	St. Clair	1953, 1954, 1959, 1961, and 1969	1,367
Trenton Channel	Wayne	1968	520
			7,044
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	2,033
Nuclear-fueled Steam-Electric Fermi 2(d)	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(e)	Mason	1973	985
Renewables(f)
Wind
Brookfield Wind Park	Huron	2014	75
Echo Wind Park	Huron	2014	112
Gratiot Wind Park	Gratiot	2011 and 2012	102
Pinnebog Wind Park	Huron	2016	51
Thumb Wind Project	Huron and Sanilac	2012	110
			450
Solar	Various	2010-2016	16
			11,669
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

(b)
The Belle River capability represents DTE Electric’s entitlement to 81% of the capacity and energy of the plant. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(c)	The Monroe generating plant provided 38% of DTE Electric’s total 2016 power plant generation.

(d)
In December 2016, the NRC approved the extension of the operating license of Fermi 2 which permits the power plant to continue generating electricity until 2045. The original operating license for the plant would have expired in 2025.

(e)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,010 MW. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(f)	In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 489 MW of renewable power generated from wind, solar, and biomass facilities.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.

DTE Electric owns and operates 690 distribution substations with a capacity of approximately 35,526,000 kilovolt-amperes (kVA) and approximately 438,000 line transformers with a capacity of approximately 31,392,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2016 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,459	14,959
24 kV	182	689
40 kV	2,297	376
120 kV	61	8
	30,999	16,032
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
See Notes 8, 9, 12, and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," "Fair Value," and "Commitments and Contingencies."
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

The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2016, 2015, and 2014 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. Energy legislation passed in 2016 retained the 10% retail access cap with some revisions as discussed in "Energy Legislation" in Item 7 of this Report. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2017.
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
GAS
Description
DTE Energy's Gas segment consists principally of DTE Gas, a natural gas utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million residential, commercial, and industrial customers throughout Michigan, and the sale of storage and transportation capacity.
Operating Revenues by Service

	2016	2015	2014
	(In millions)
Gas sales	$970	$1,019	$1,233
End-user transportation	189	191	218
Intermediate transportation	50	59	68
Storage and other	115	107	117
Gas segment Operating Revenues	$1,324	$1,376	$1,636

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

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
DTE Gas' natural gas sales, end-user transportation, and intermediate transportation volumes, revenues, and Net Income, are impacted by weather. Given the seasonal nature of the business, revenues and Net Income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and DTE Gas typically realizes substantially reduced revenues and earnings in the second quarter and losses in the third quarter. The impacts of changes in average customer usage are minimized by the RDM.
DTE Gas operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Gas.

Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.5 Bcf, with approximately 67% of the volume coming from underground storage for 2016. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers, and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2019.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2016 are as follows:

	Availability (MMcf/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2018
Viking Gas Transmission Company	21	2022
Vector Pipeline L.P.	50	2022
Trunkline Gas Company	51	2017
ANR Pipeline Company	154	2028
Panhandle Eastern Pipeline Company	95	2029
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 19,000 miles of distribution mains, approximately 1,149,000 service pipelines, and approximately 1,297,000 active meters, and DTE Gas owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
DTE Gas leases a portion of its pipeline system to the Vector Pipeline Partnership (an affiliate) through a capital lease arrangement. See Note 17 to the Consolidated Financial Statements in Item 8 of the Report, "Capital and Operating Leases."
Regulation
DTE Gas is subject to the regulatory jurisdiction of the MPSC, which issues orders pertaining to rates, recovery of certain costs, including the costs of regulatory assets, conditions of service, accounting, and operating-related matters. DTE Gas' MPSC-approved rates charged to customers have historically been designed to allow for the recovery of costs, plus an authorized rate of return on investments. DTE Gas operates natural gas storage and transportation facilities in Michigan as intrastate facilities regulated by the MPSC and provides intrastate storage and transportation services pursuant to a MPSC-approved tariff.
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
See Notes 9 and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies."
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
GAS STORAGE AND PIPELINES
Description
Gas Storage and Pipelines owns natural gas storage fields, lateral and gathering pipeline systems, compression and surface facilities, and has ownership interests in interstate pipelines serving the Midwest, Ontario, and Northeast markets. The pipeline and storage assets are primarily supported by long-term, fixed-price revenue contracts.

Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines
Appalachia Gathering System(a)	100%	110-mile pipeline delivering Marcellus Shale gas to Texas Eastern Pipeline and Stonewall Gas Gathering system	PA and WV
Stonewall Gas Gathering(a)	55%	68-mile pipeline connecting Appalachia Gathering System to Columbia Pipeline	WV
Bluestone Pipeline	100%	55-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
Susquehanna gathering system	100%	Gathering system delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Millennium Pipeline	26%	186-mile pipeline serving markets in the Northeast	NY
Michigan gathering systems	100%	Gathers production gas in northern Michigan	MI
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI
_______________________________________

(a)
In October 2016, DTE Energy closed on an acquisition of midstream natural gas assets that are part of the Gas Storage and Pipelines segment. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information.

The assets of these businesses are well integrated with other DTE Energy operations. Pursuant to an operating agreement, DTE Gas provides physical operations, maintenance, and technical support for the Washington 10 and 28 storage facilities and for the Michigan gathering systems.
In addition, DTE Energy owns a 50% interest in the NEXUS Pipeline, a proposed 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers. A FERC application was filed in the fourth quarter of 2015. With the departure of one of the three FERC commissioners on February 3, 2017, a necessary quorum of three FERC commissioners no longer exists, thereby delaying pipeline approvals until a new commissioner is appointed. However, given a timely new FERC commissioner appointment and FERC order, DTE remains committed to a fourth quarter 2017 in-service date for the NEXUS pipeline.
Regulation
Gas Storage and Pipelines operates natural gas storage facilities in Michigan as intrastate facilities regulated by the MPSC, and provides intrastate storage and related services pursuant to an MPSC-approved tariff. Gas Storage and Pipelines also provides interstate services in accordance with an Operating Statement on file with the FERC. Vector and Millennium Pipelines provide interstate transportation services in accordance with their FERC-approved tariffs. In addition, Vector is subject to applicable laws, rules and regulations in Canada. NEXUS Pipeline, when operational, will also provide interstate transportation services in accordance with their FERC-approved tariffs. Gas Storage and Pipelines' gathering and pipeline assets are subject to the rules and regulations of the MPSC, Pennsylvania Public Utility Commission, the West Virginia Public Service Commission, and the New York Public Service Commission.

Strategy and Competition
Gas Storage and Pipelines expects to continue its steady growth plan by expanding existing assets, acquiring and/or developing new assets that are typically supported with long-term customer commitments. The focus will be on opportunities in the Midwest to Northeast region to supply natural gas to meet growing demand and displace less attractive supply from certain regions in North America. Much of the growth in demand for natural gas is expected to occur in the eastern Canada and the northeast U.S. regions. Gas Storage and Pipelines believes that the Vector, Millennium, and NEXUS Pipelines are well positioned to provide access routes and low-cost expansion options to these markets. In addition, Gas Storage and Pipelines believes that Millennium Pipeline is well positioned for growth in production from the Marcellus Shale, especially with respect to production in northern Pennsylvania. Gas Storage and Pipelines has agreements with key Marcellus shale producers that support its Bluestone Pipeline, Susquehanna gathering, AGS, and SGG businesses. Gas Storage and Pipelines is evaluating new pipeline and storage investment opportunities that could include additional pipeline and gathering expansions, laterals, compression, and other Marcellus/Utica shale midstream development or partnering opportunities.
Gas Storage and Pipelines has competition from other pipelines and storage providers. Operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Gas Storage and Pipelines.
POWER AND INDUSTRIAL PROJECTS
Description
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. This business segment provides services using project assets usually located on or near the customers' premises in the steel, automotive, pulp and paper, airport, chemical, and other industries as follows:

•
Steel and Petroleum Coke — Power and Industrial Projects produces metallurgical coke from a coke battery with a capacity of 1.0 million tons per year and has an investment in a second coke battery with a capacity of 1.2 million tons per year. Power and Industrial Projects also provides pulverized coal and petroleum coke to the steel, pulp and paper, and other industries.

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

•
Reduced Emissions Fuel — Power and Industrial Projects has constructed and placed in service REF facilities at eleven sites including facilities located at eight third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. In addition, DTE Energy has entered into an agreement to operate an REF facility owned by an outside party located at a third-party owned coal-fired power plant. The facilities blend a proprietary additive with coal used in coal-fired power plants, resulting in reduced emissions of nitrogen oxide and mercury. Qualifying facilities are eligible to generate tax credits for ten years upon achieving certain criteria. The value of a tax credit is adjusted annually by an inflation factor published by the IRS. The value of the tax credit is reduced if the reference price of coal exceeds certain thresholds. The economic benefit of the REF facilities is dependent upon the generation of production tax credits.

Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Facility	Location	Service Type
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	Various sites in MI, IN, OH, and NY	Electric Distribution, Chilled Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	IL, KY, and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital	CA	Electricity, Steam, and Chilled Water
Wholesale Power and Renewables
Pulp and Paper	AL	Electric Generation and Steam
Renewables	CA and MN	Electric Generation
Landfill Gas Recovery	Various U.S. sites	Electric Generation and Landfill Gas
REF	MI, OH, OK, IL, PA, and WI	REF Supply

	2016	2015	2014
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$103	$77	$84
Power Generation	8	11	11
Landfill Gas Recovery	3	3	2
	$114	$91	$97
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

Power and Industrial Projects intends to focus on the following areas for growth:

•	Providing operating services to owners of on-site industrial power plants;

•	Obtaining investors in the REF projects;

•	Relocating underutilized REF facilities to alternative coal-fired power plants which may provide increased production and emission reduction opportunities in 2017 and future years;

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects which may qualify for tax credits.
ENERGY TRADING
Description
Energy Trading focuses on physical and financial power and gas marketing and trading, structured transactions, enhancement of returns from its asset portfolio and optimization of contracted natural gas pipeline transportation, and storage positions. Energy Trading also provides natural gas, power, and related services which may include the management of associated storage and transportation contracts on the customers’ behalf and the supply or purchase of renewable energy credits to various customers. Energy Trading's customer base is predominantly utilities, local distribution companies, pipelines, producers and generators, and other marketing and trading companies. Energy Trading enters into derivative financial instruments as part of its marketing and hedging activities. These financial instruments are generally accounted for under the MTM method, which results in the recognition in earnings of unrealized gains and losses from changes in the fair value of the derivatives. Energy Trading utilizes forwards, futures, swaps, and option contracts to mitigate risk associated with marketing and trading activity, as well as for proprietary trading within defined risk guidelines. Energy Trading also provides commodity risk management services to the other businesses within DTE Energy.
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
CORPORATE AND OTHER
Description
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments.

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

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Water	$90	$—	$—	$90
Contaminated and other sites	10	45	—	55
Coal combustion residuals and effluent limitations guidelines	295	—	—	295
Estimated total future expenditures through 2023	$395	$45	$—	$440
Estimated 2017 expenditures	$30	$30	$—	$60
Estimated 2018 expenditures	$75	$5	$—	$80
Water — The EPA finalized regulations on cooling water intake in August 2014. DTE Electric is conducting studies to determine the best technology for reducing the environmental impacts of the cooling water intake structures at each of its facilities. DTE Electric may be required to install technologies to reduce the impacts of the cooling water intakes.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Gas owns, or previously owned, 14 such former MGP sites. DTE Electric owns, or previously owned, three former MGP sites. DTE Energy anticipates the cost amortization methodology approved by the MPSC for DTE Gas, which allows DTE Gas to amortize the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse effect on DTE Energy's operations. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
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
Coal Combustion Residuals and Effluent Limitations Guidelines — In April 2015, the EPA published a final rule for the disposal of coal combustion residuals, commonly known as coal ash. The rule became effective in October 2015. The rule is based on the continued listing of coal ash as a non-hazardous waste and relies on various self-implementation design and performance standards. DTE Electric owns and operates 3 permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.
In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. The initial costs to comply with this rule are under development and estimates are included in the Coal Combustion Residual and Effluent Limitations Guidelines amount in the above table.

Air — DTE Electric is subject to the EPA ozone and fine particulate transport, and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to emission controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, mercury, and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years. DTE Electric does not anticipate additional capital expenditures to comply with air pollution requirements through 2023, pending the results of future rulemakings.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
See Management’s Discussion and Analysis in Item 7 of this Report and Notes 8, 9, and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Asset Retirement Obligations," "Regulatory Matters," and "Commitments and Contingencies."
EMPLOYEES
DTE Energy had approximately 10,000 employees as of December 31, 2016, of which approximately 4,800 were represented by unions. DTE Electric had approximately 4,600 employees as of December 31, 2016, of which approximately 2,600 were represented by unions. There are several bargaining units for DTE Energy’s represented employees. The majority of represented employees for both DTE Energy and DTE Electric are under contracts that expire in 2017 and 2020.

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

Changes to Michigan's electric retail access program could negatively impact the Registrants' financial performance. The State of Michigan currently experiences a hybrid market, where the MPSC continues to regulate electric rates for DTE Electric customers, while alternative electric suppliers charge market-based rates. MPSC rate orders, and energy legislation enacted by the State of Michigan, have placed a 10% cap on the total potential retail access migration. However, even with the legislated 10% cap on participation, there continues to be legislative and financial risk associated with the electric retail access program. Electric retail access migration is sensitive to market price and full service electric price changes. The Registrants are required under current regulation to provide full service to retail access customers that choose to return, potentially resulting in the need for additional generating capacity.
The MISO regional energy market, including the State of Michigan, is expected to face capacity constraints due primarily to the retirement of coal-fired generation caused by increasingly stringent environmental requirements. Significant investment in new natural gas-fired generation and renewables will be required.
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
Operation of a nuclear facility subjects the Registrants to risk. Ownership of an operating nuclear generating plant subjects the Registrants to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation, increased capital expenditures to meet industry requirements, and operational factors that can significantly impact the performance and cost of operating a nuclear facility compared to other generation options. While the Registrants maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover the Registrants' costs in the event of an accident or business interruption at the nuclear generating plant, which may affect the Registrants' financial performance. In addition, while the Registrants have a nuclear decommissioning trust fund to finance the decommissioning of the nuclear generating plant, there can be no assurances that such fund will be sufficient to fund the cost of decommissioning.
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
The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the Registrants' ability, as well as the ability of their subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies, and the market as a whole, could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2021, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
Construction and capital improvements to the Registrants' power facilities, DTE Energy's distribution systems and its Gas Storage and Pipelines business subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at DTE Electric's multiple power generation and distribution facilities, at DTE Energy's gas distribution system, and at DTE Energy's Gas, Storage and Pipelines business. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies), construction disputes, impediments to acquiring rights-of-way or land rights on a timely basis and on acceptable terms, cost overruns and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance, operations, or expected investment returns at the affected facilities, businesses and development projects.
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
Renewable portfolio standards and energy efficiency programs may affect the Registrants' business. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing state legislation, but do not know what requirements may be added by federal legislation. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
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
Regional, national, and international economic conditions can have an unfavorable impact on the Registrants. The Registrants' utility and DTE Energy's non-utility businesses follow the economic cycles of the customers they serve and credit risk of counterparties they do business with. Should the financial conditions of some of DTE Energy's significant customers deteriorate as a result of regional, national or international economic conditions, reduced volumes of electricity and gas, and demand for energy services DTE Energy supplies, collections of accounts receivable, reductions in federal and state energy assistance funding, and potentially higher levels of lost gas or stolen gas and electricity could result in decreased earnings and cash flows.

Threats of cyber crime and terrorism could affect the Registrants' business. The Registrants may be threatened by issues such as cyber crime or terrorism that may disrupt the Registrants' operations and could harm the Registrants' operating results.
Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including the Registrants, has increased in frequency, scope, and potential impact in recent years. The Registrants' industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, all of the Registrants' technology systems are vulnerable to disability or failures due to cyber crime, acts of war or terrorism, and other causes. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants might be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
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
Failure to maintain the security of personally identifiable information could adversely affect the Registrants. In connection with the Registrants' businesses, they collect and retain personally identifiable information of their customers, shareholders, and employees. Customers, shareholders, and employees expect that the Registrants will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss, or fraudulent use of customer, shareholder, employee, or Registrant data by cybercrime or otherwise could adversely impact the Registrants' reputation and could result in significant costs, fines, and litigation.
Failure to successfully implement new processes and information systems could interrupt the Registrants’ operations. Registrants' businesses depend on numerous information systems for operations, financial information, and billings. The Registrants are in the midst of an initiative to replace its customer billing systems in the second quarter of 2017. Failure to successfully implement this initiative could affect the Registrants ability to timely and accurately bill and collect from its customers which could have a material adverse effect on the Registrants’ business, operating results and financial condition.
Failure to attract and retain key executive officers and other skilled professional and technical employees could have an adverse effect on the Registrants’ operations. The Registrants' businesses are dependent on their ability to attract and retain skilled employees. Competition for skilled employees in some areas is high, and the inability to attract and retain these employees could adversely affect the Registrants' business and future operating results. In addition, the Registrants have an aging utility workforce, and the failure of a successful transfer of knowledge and expertise could negatively impact their operations.
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 4,800 and DTE Electric's approximately 2,600 represented employees. The majority of represented employees are under contracts that expire in 2017 and 2020. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
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
The Registrants' businesses have safety risks. The Registrants' electric distribution system, power plants, renewable energy equipment, and other facilities, and DTE Energy's gas distribution system, gas infrastructure, and other facilities, could be involved in incidents that result in injury, death, or property loss to employees, customers, or the public. Although the Registrants have insurance coverage for many potential incidents, depending upon the nature and severity of any incident, they could experience financial loss, damage to their reputation, and negative consequences from regulatory agencies or other public authorities.

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
After closure of the Shenango coke battery plant, the Allegheny County, PA Health Department issued a demand for $482,000 to resolve the facility’s certain alleged clean air act violations. Shenango filed an appeal of such demand on August 19, 2016. In November 2016, the parties reached a settlement and Shenango agreed to pay $231,000.
For more information on the closure of the Shenango coke battery plant, see Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities."
For more information on legal proceedings and matters related to the Registrants, see Notes 9 and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies," respectively.

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

				Dividends Paid per Share
Year	Quarter	High	Low
2016
	First	$91.00	$78.01	$0.7300
	Second	$99.13	$84.77	$0.7300
	Third	$100.45	$90.61	$0.7700
	Fourth	$99.92	$89.66	$0.8250
2015
	First	$92.27	$76.84	$0.6900
	Second	$84.27	$73.23	$0.6900
	Third	$85.12	$74.53	$0.7300
	Fourth	$85.36	$77.35	$0.7300
At December 31, 2016, there were 179,432,581 shares of DTE Energy common stock outstanding. These shares were held by a total of 56,453 shareholders of record.
DTE Energy paid cash dividends on common stock of $531 million in 2016, $501 million in 2015, and $470 million in 2014. The amount of future dividends will depend on DTE Energy's earnings, cash flows, financial condition, and other factors that are periodically reviewed by the DTE Energy Board of Directors. Although there can be no assurances, DTE Energy anticipates paying dividends for the foreseeable future.
All of the 138,632,324 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
DTE Electric paid cash dividends on common stock of $420 million in 2016, $395 million in 2015, and $370 million in 2014.
For information on DTE Energy dividend restrictions, see Note 16 to the Consolidated Financial Statements in Item 8 of this Report, "Short-Term Credit Arrangements and Borrowings."
All of DTE Energy's equity compensation plans that provide for the annual awarding of stock-based compensation have been approved by shareholders. For additional detail, see Note 21 to the Consolidated Financial Statements in Item 8 of this Report, "Stock-Based Compensation."
See the following table for information as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	171,517	$41.59	2,301,228

UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2016:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2016 — 10/31/2016	63	$91.81	—	—	—
11/01/2016 — 11/30/2016	3,763	$85.25	—	—	—
12/01/2016 — 12/31/2016	450	$82.03	—	—	—
Total	4,276		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2012	2013	2014	2015	2016
DTE Energy Company	14.90	14.89	34.61	(3.77)	26.93
S&P 500 Index	16.00	32.39	13.69	1.38	11.95
S&P 500 Multi-Utilities Index	4.24	17.88	28.94	(1.73)	18.56

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2011	2012	2013	2014	2015	2016
DTE Energy Company	100	114.90	132.01	177.70	171.00	217.04
S&P 500 Index	100	116.00	153.57	174.60	177.01	196.16
S&P 500 Multi-Utilities Index	100	104.24	122.88	158.44	155.70	184.59

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

	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Operating Revenues	$10,630	$10,337	$12,301	$9,661	$8,791
Net Income Attributable to DTE Energy Company
Income from continuing operations attributable to DTE Energy Company	$868	$727	$905	$661	$666
Discontinued operations(a)	—	—	—	—	(56)
Net Income Attributable to DTE Energy Company	$868	$727	$905	$661	$610
Diluted Earnings Per Common Share
Income from continuing operations	$4.83	$4.05	$5.10	$3.76	$3.88
Discontinued operations	—	—	—	—	(0.33)
Diluted Earnings Per Common Share	$4.83	$4.05	$5.10	$3.76	$3.55
Financial Information
Dividends declared per share of common stock	$3.06	$2.84	$2.69	$2.59	$2.42
Total Assets(b)(c)	$32,041	$28,662	$27,827	$25,864	$26,244
Long-Term Debt(b)(c)(d)	$11,269	$8,760	$8,271	$7,143	$6,940
Shareholders’ equity(c)	$9,011	$8,772	$8,327	$7,921	$7,373
_______________________________________

(a)	Discontinued operations represents DTE Energy's Unconventional Gas Production business that was sold in 2012 resulting in a $55 million after-tax loss on sale.

(b)
In 2016, DTE Energy adopted new accounting guidance related to the presentation of debt issuance costs on the Consolidated Statements of Financial Position. As a result of the adoption, Total Assets and Long-Term Debt were adjusted to conform to the new presentation. The effect of the adoption decreased assets and liabilities on the Consolidated Statements of Financial Position for 2015, 2014, 2013, and 2012 by $75 million, $72 million, $71 million, and $74 million, respectively. See Note 3 to the Consolidated Financial Statements in Item 8 of this Report, "New Accounting Pronouncements," for additional information related to the new accounting standard.

(c)
In October 2016, DTE Energy closed on an acquisition of midstream natural gas assets that are part of the Gas Storage and Pipelines segment. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information.

(d)	Long-Term Debt includes Capital lease obligations and excludes debt due within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.
EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2016 Operating Revenues of approximately $10.6 billion and Total Assets of approximately $32.0 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.

The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$868	$727	$905
Diluted Earnings per Common Share	$4.83	$4.05	$5.10
The increase in 2016 Net Income Attributable to DTE Energy Company is primarily due to higher earnings in the Electric and Power and Industrial Projects segments. The decrease in 2015 Net Income Attributable to DTE Energy Company is primarily due to lower earnings in the Energy Trading and Power and Industrial Projects segments.
Please see detailed explanations of segment performance in the following "Results of Operations" section.
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
ENERGY LEGISLATION
On December 21, 2016, the Governor of Michigan signed Michigan Senate Bills 437-438 into law. Senate Bills 437-438 set out to address Michigan's electric supply reliability, protect retail open access, support the transition to cleaner energy, and ensure the cost competitiveness of Michigan's infrastructure transformation. The legislation will be effective on April 20, 2017, and involves a number of regulatory proceedings and processes that will be implemented over a period of years. The following are key provisions of the law:
Retail Open Access Provisions — The legislation maintains the current 10% availability for retail access and continues the queue for utility customers who wish to switch from utility service to retail access. Current retail access customers have the right to expand their energy usage at existing facilities beyond the 10% cap. The bill also provides the potential for periodic downward adjustments to the 10% cap where the MPSC determines that retail open access load dropped below the 10% cap. Cap reductions would go into effect in the year of the MPSC determination and for 5 years thereafter. The cap may return to 10% if not adjusted for 6 consecutive calendar years.
Resource Adequacy Requirements and Establishment of a Capacity Charge — The MPSC will implement a process to address adequacy of electric supply, that will consider a variety of mechanisms, including capacity forward auctions, a prevailing state compensation mechanism, a state reliability mechanism and a state capacity charge. The process is designed to require timely demonstration that sufficient capacity will be secured for all customers to facilitate resource adequacy.

Integrated Resource Planning Process (IRP) and Certificate of Necessity (CON) — Utilities are required to file an IRP no later than 2 years after the effective date of the Act to plan for a range of cost factors, including fuel costs, demand forecasts, resource adequacy, competitive pricing, environmental regulations, and transmission options before constructing major projects. The IRP, a comprehensive planning process, will be coordinated with the current CON process. New base load generation facilities with 225MW of capacity or higher must use the CON process. The voluntary threshold for use of the CON process will be reduced from $500 million to $100 million.
Regulatory Reform — The legislation requires the MPSC to review its policies on a regular basis for qualifying facilities under the Public Utilities Regulatory Policies Act (PURPA). The current twelve-month deadline for the MPSC to complete a base rate case will be reduced to 10 months after a rate filing. The ability of utilities to self-implement rates six months after a base rate filing will be eliminated.
Renewable Portfolio Standard (RPS) and Energy Efficiency — A new goal to achieve 35% renewable energy/energy waste reduction by 2025 will be established. The current renewable energy requirements are increasing from 10% to 15%, by 2021. Utilities must achieve 12.5% by 2019. A Voluntary Green Pricing Program will be established and allow customers to request that a certain portion of their energy come from renewable sources. Utilities are authorized to create on-bill financing programs for residential customers who wish to invest in energy efficiency or clean energy installation projects.
Net Metering — The MPSC will conduct a study on an appropriate tariff reflecting equitable cost of service for utility revenue requirements for net metering customers. The MPSC will approve such a tariff in any rate case filed after June 1, 2018.
Code of Conduct Reform — Value Added Programs and Services (VAPS) — The legislation will allow utilities to offer VAPS if the program does not unduly restrain trade or competition in an unregulated market. VAPS are programs and services that are utility or energy related and may include, but are not limited to, home comfort and protection, appliance service, building energy performance, alternative energy options, or engineering or constructions services.
DTE Energy was involved in the legislative process leading to the passage of Senate Bills 437-438, and is incorporating the new requirements into its capital and regulatory planning process.
The foregoing discussion is included as a summary only. Moreover, the legislation is subject to future rulemaking which has yet to occur. For a complete review of the aforementioned legislation, please visit Michigan's legislation website at www.legislature.mi.gov.
CAPITAL INVESTMENTS
DTE Energy's utility businesses require significant capital investments to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with environmental regulations and renewable energy requirements.
DTE Electric's capital investments over the 2017-2021 period are estimated at $8.4 billion comprised of $3.2 billion for maintenance and other projects, $3.2 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire an additional eight coal-fired generating units through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The retired facilities will be replaced with natural gas-fired generation and renewables. DTE Electric plans to build natural gas turbine plants to provide approximately 1,000 megawatts of energy between 2021 and 2023. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to be constructed and in service between 2018 and 2020 and 25 megawatts of company-owned solar projects which will be constructed and in service between 2019 and 2020. DTE Electric is also currently constructing 50 megawatts of solar generation expected to be in service mid-2017. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
DTE Gas' capital investments over the 2017-2021 period are estimated at $1.8 billion comprised of $1.0 billion for base infrastructure, $700 million for gas main renewal, meter move out, and pipeline integrity programs, and $100 million for expenditures related to the NEXUS Pipeline. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters," for a description of DTE Gas' IRM.

DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2017-2021 period are estimated at $2.2 billion to $2.8 billion for gathering and pipeline investments and expansions, including the NEXUS Pipeline. Power and Industrial Projects' capital investments over the 2017-2021 period are estimated at $600 million to $1.0 billion for investments in cogeneration and on-site energy projects.
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
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxide, sulfur dioxide, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants. To comply with these requirements, DTE Electric spent approximately $2.4 billion through 2016. DTE Electric does not anticipate additional capital expenditures through 2023.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
See Items 1. and 2. Business and Properties and Note 18 to the Consolidated Financial Statements in Item 8 of this Report, "Commitments and Contingencies," for further discussion of Environmental Matters.

OUTLOOK
The next few years will be a period of rapid change for DTE Energy and for the energy industry. DTE Energy's strong utility base, combined with its integrated non-utility operations, position it well for long-term growth.
Looking forward, DTE Energy will focus on several areas that are expected to improve future performance:

•	electric and gas customer satisfaction;

•	electric distribution system reliability;

•	new electric generation;

•	gas distribution system renewal;

•	rate competitiveness and affordability;

•	regulatory stability and investment recovery for the electric and gas utilities;

•	employee safety and engagement;

•	cost structure optimization across all business segments;

•	cash, capital, and liquidity to maintain or improve financial strength; and

•	investments that integrate assets and leverage skills and expertise.
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

	2016	2015	2014
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$622	$542	$528
Gas	138	132	140
Gas Storage and Pipelines	119	107	82
Power and Industrial Projects	95	16	90
Energy Trading	(45)	(22)	122
Corporate and Other	(61)	(48)	(57)
Net Income Attributable to DTE Energy Company	$868	$727	$905
ELECTRIC
The Management’s Narrative Analysis of Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.

The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	2016	2015	2014
	(In millions)
Operating Revenues — Utility operations	$5,225	$4,901	$5,283
Fuel and purchased power — utility	1,532	1,573	1,705
Gross Margin	3,693	3,328	3,578
Operation and maintenance	1,455	1,344	1,332
Depreciation and amortization	750	637	933
Taxes other than income	284	277	268
Asset (gains) losses and impairments, net	—	—	(1)
Operating Income	1,204	1,070	1,046
Other (Income) and Deductions	229	238	222
Income Tax Expense	353	290	296
Segment Net Income Attributable to DTE Energy Company	$622	$542	$528
Reconciliation of Segment Net Income Attributable to DTE Energy Company to DTE Electric Net Income	—	2	4
DTE Electric Net Income Attributable to DTE Energy Company	$622	$544	$532
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results.
Gross Margin increased $365 million in 2016 and decreased $250 million in 2015. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	2016	2015
	(In millions)
Base sales, inclusive of weather effect	$232	$24
Implementation of new rates	82	117
Securitization bond and tax surcharge	40	(376)
PSCR disallowance in 2015	19	(19)
Renewable energy program	12	3
Amortization of refundable revenue decoupling/deferred gain in 2015	(63)	—
Regulatory mechanisms and other	43	1
Increase (decrease) in Electric segment Gross Margin	$365	$(250)
Reconciliation of Electric segment Gross Margin to DTE Electric Gross Margin	—	(1)
Increase (decrease) in DTE Electric Gross Margin	$365	$(251)

	2016	2015	2014
	(In thousands of MWh)
DTE Electric Sales
Residential	15,875	15,001	14,940
Commercial	17,521	17,192	16,792
Industrial	10,004	9,690	10,199
Other	264	291	517
	43,664	42,174	42,448
Interconnection sales(a)	2,334	4,108	3,630
Total DTE Electric Sales	45,998	46,282	46,078

DTE Electric Deliveries
Retail and wholesale	43,664	42,174	42,448
Electric retail access, including self generators(b)	4,936	4,899	5,033
Total DTE Electric Sales and Deliveries	48,600	47,073	47,481
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric residential and commercial sales increased in 2016 due primarily to favorable weather. Industrial sales increased due to a customer settlement adjustment in 2015.
Operation and maintenance expense increased $111 million in 2016 and increased $12 million in 2015. The increase in 2016 was primarily due to increased power plant generation expenses of $55 million related to outages, increased distribution operations expenses of $13 million, and $47 million of expenses related to the deferral of negative other postretirement costs pursuant to the order in DTE Electric's base rate case, received in December 2015. The increase in the power plant generation expenses included $19 million of costs related to a fire at a generation facility which DTE Electric believes will be partially reimbursed by insurance proceeds in 2017. The increase in 2015 was primarily due to increased power plant generation expenses of $28 million, increased line clearance expenses of $25 million, increased distribution operations expenses of $13 million, and $18 million of expenses related to the transition of PLD customers to DTE Electric's distribution system effective July 1, 2014, partially offset by decreased storm restoration expenses of $63 million and decreased employee benefits of $7 million.
Depreciation and amortization expense increased $113 million in 2016 and decreased $296 million in 2015. In 2016, $38 million of the increase was due to a higher depreciable base, $42 million was primarily due to the end of Securitization amortization in 2015, and an additional $42 million was associated with the TRM, offset by a $9 million decrease in nuclear decommissioning amortization. The 2015 decrease was due to $342 million of decreased amortization related to Securitization and $15 million was associated with the TRM, partially offset by $61 million of increased expenses due to an increased depreciable base.
Other (Income) and Deductions decreased $9 million in 2016 and increased $16 million in 2015. The decrease in 2016 was primarily due to $13 million of higher investment earnings, $8 million of interest income related to a sales and use tax settlement, offset by $3 million of Low Income Self-Sufficiency Plan (LSP) contributions to not-for-profit organizations, $2 million AFUDC equity, and $6 million higher debt expense. The increase in 2015 was primarily due to lower investment earnings of $11 million and higher interest expense of $8 million.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustained strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, impact of 2016 Michigan energy legislation, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy efficiency programs. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.

DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. DTE Electric recorded a refund liability of $27 million at December 31, 2016 representing the 2016 portion of the estimated refund due to customers. DTE Electric is required to file a self-implementation reconciliation with the MPSC by April 30, 2017.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	2016	2015	2014
	(In millions)
Operating Revenues — Utility operations	$1,324	$1,376	$1,636
Cost of gas — utility	454	526	725
Gross Margin	870	850	911
Operation and maintenance	411	430	456
Depreciation and amortization	106	104	99
Taxes other than income	64	62	61
Asset (gains) losses and impairments, net	4	—	—
Operating Income	285	254	295
Other (Income) and Deductions	70	50	77
Income Tax Expense	77	72	78
Net Income Attributable to DTE Energy Company	$138	$132	$140
Gross Margin increased $20 million in 2016 and decreased $61 million in 2015. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

	2016	2015
	(In millions)
Implementation of new rates	$23	$—
Infrastructure recovery mechanism	12	12
Home protection program	4	4
Midstream storage and transportation revenues	(2)	(10)
Revenue decoupling mechanism	(7)	7
Weather	(22)	(64)
Other	12	(10)
Increase (decrease) in Gross Margin	$20	$(61)

	2016	2015	2014
	(In Bcf)
Gas Markets
Gas sales	116	122	138
End-user transportation	182	169	167
	298	291	305
Intermediate transportation	214	289	305
Total Gas sales	512	580	610

Operation and maintenance expense decreased $19 million in 2016 and decreased $26 million in 2015. The decrease in 2016 was primarily due to decreased uncollectible expenses of $14 million and decreased transmission expenses of $8 million. The decreased uncollectible expenses and transmission expenses in 2016 were primarily the result of weather-related impacts of warmer weather in 2016. Additionally, DTE Gas took actions to reduce costs to partially offset the negative impacts to revenue and gross margin resulting from the warmer weather in 2016. The decrease in 2015 was primarily due to decreased gas operations expenses of $12 million, decreased employee benefits expenses of $10 million, decreased transmission expenses of $3 million, and decreased uncollectible expenses of $3 million.
Other (Income) and Deductions increased $20 million in 2016 and decreased $27 million in 2015. The increase in 2016 was primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations. The decrease in 2015 was primarily due to the 2014 contributions to the DTE Energy Foundation and other not-for-profit organizations.
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
DTE Gas filed a rate case with the MPSC on December 18, 2015, requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed was to be terminated. DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On November 1, 2016, DTE Gas self-implemented a base rate increase of $103 million.
On December 9, 2016, the MPSC issued an order approving an annual revenue increase of $122 million for service rendered on or after December 16, 2016. The rate order also provided for a return on equity of 10.1% and authorized DTE Gas to implement a new IRM surcharge of approximately $8 million that became effective in January 2017.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	2016	2015	2014
	(In millions)
Operating Revenues — Non-utility operations	$302	$243	$203
Cost of gas — Non-utility	6	—	—
Operation and maintenance	81	58	46
Depreciation and amortization	45	30	34
Taxes other than income	4	5	4
Asset (gains) losses and impairments, net	—	—	1
Operating Income	166	150	118
Other (Income) and Deductions	(31)	(29)	(19)
Income Tax Expense	71	70	53
Net Income	126	109	84
Less: Net Income Attributable to Noncontrolling Interests	7	2	2
Net Income Attributable to DTE Energy Company	$119	$107	$82
Operating Revenues — Non-utility operations increased $59 million in 2016 and increased $40 million in 2015. The 2016 increase was due primarily to the acquisition of AGS and SGG in 2016 and increased volumes on the Bluestone Pipeline and Susquehanna gathering systems. The 2015 increase was due primarily to increased volumes on the Bluestone Pipeline and Susquehanna gathering systems, partially offset by decreased gas storage revenues due to expiring contracts being replaced with contracts at lower rates.

Operation and maintenance expense increased $23 million in 2016 and increased $12 million in 2015. The 2016 increase was due primarily to the transaction costs related to the acquisition of AGS and SGG in 2016 and increased activity on the Susquehanna gathering system. The 2015 increase was due primarily to increased activity on the Bluestone and Susquehanna gathering systems and increased gas storage operations expense.
Depreciation and amortization expense increased $15 million in 2016 and decreased $4 million in 2015. The 2016 increase was due primarily to the acquisition of AGS and SGG in 2016 and additional Bluestone and Susquehanna expansion projects placed in service. The 2015 decrease was due primarily to a change in the estimated useful life of Susquehanna gathering assets related to a contract extension in the fourth quarter of 2014, partially offset by additional Bluestone and Susquehanna expansion projects placed in service.
Other (Income) and Deductions increased $2 million in 2016 and increased $10 million in 2015. The 2016 increase was due primarily to increased earnings from pipeline investments, partially offset by increased interest expense as a result of the acquisition of AGS and SGG in 2016. The 2015 increase was due primarily to increased earnings from pipeline investments.
Net Income Attributable to Noncontrolling Interests increased $5 million due to the acquisition of SGG.
See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities" for discussion of the acquisition of AGS and SGG in October 2016.
Outlook — The Bluestone Pipeline expansion is expected to be in service in early 2017. Additionally, the Susquehanna gathering system will be expanded with additional compression facilities and gathering lines as needed to accommodate shipper demand. DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of $322 million at December 31, 2016. A FERC application was filed in the fourth quarter of 2015. With the departure of one of the three FERC commissioners on February 3, 2017, a necessary quorum of three FERC commissioners no longer exists, thereby delaying pipeline approvals until a new commissioner is appointed. However, given a timely new FERC commissioner appointment and FERC order, DTE remains committed to a fourth quarter 2017 in-service date for the NEXUS pipeline.
The October 2016 acquisition of AGS and SGG provides a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities.
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

POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	2016	2015	2014
	(In millions)
Operating Revenues — Non-utility operations	$1,906	$2,224	$2,289
Fuel, purchased power, and gas — non-utility	1,640	1,837	1,913
Gross Margin	266	387	376
Operation and maintenance	320	379	368
Depreciation and amortization	72	78	77
Taxes other than income	13	15	15
Asset (gains) losses and impairments, net	(1)	106	(12)
Operating Loss	(138)	(191)	(72)
Other (Income) and Deductions	(52)	(58)	(66)
Income Taxes
Benefit	(26)	(49)	(3)
Production Tax Credits	(114)	(91)	(97)
	(140)	(140)	(100)
Net Income	54	7	94
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(41)	(9)	4
Net Income Attributable to DTE Energy Company	$95	$16	$90
Gross Margin decreased $121 million in 2016 and increased $11 million in 2015. The 2016 decrease was primarily due to a $58 million decrease associated with the closure of the Shenango coke battery, a $56 million decrease due to lower demand in the steel business, and a $12 million decrease primarily due to termination of a lease arrangement in the REF business, offset by a $4 million increase primarily due to lower fuel cost in a renewable power project business. The 2015 increase was primarily due to an $8 million increase in production at a renewable power project, a $6 million increase in pricing at two landfill gas projects, a $6 million increase associated with a newly constructed project in the on-site business, and a $5 million increase in production in the REF business, partially offset by a $13 million decrease in product sales at the steel projects. For more information on the Shenango coke battery closure, see Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities."
Operation and maintenance expense decreased $59 million in 2016 and increased $11 million in 2015. The 2016 decrease was primarily due to $68 million of lower spending as a result of the closure of the Shenango coke battery, cost control due to lower demand in the steel business, and $4 million of lower spending primarily due to the closure a renewable power project, partially offset by a $14 million increase associated with new projects in the REF business. The 2015 increase was primarily due to costs associated with closure of the Shenango coke battery.
Depreciation and amortization expense decreased by $6 million in 2016 and increased by $1 million in 2015. The 2016 decrease was due primarily to the closure of Shenango coke battery at the end of 2015.
Asset (gains) losses and impairments, net increased by $107 million in 2016 and decreased by $118 million in 2015. The 2016 increase was due primarily to a loss associated with the closure of the Shenango coke battery recorded in the prior year. The 2015 decrease was due primarily to the closure of the Shenango coke battery and a renewable power project.
Other (Income) and Deductions decreased $6 million in 2016 and decreased $8 million in 2015. The 2016 decrease was due primarily to $9 million related to the reduction of refined coal produced at REF sites with investors and $8 million of lower equity earnings primarily from a renewable power project, offset by an $11 million increase related to contributions to the DTE Energy Foundation and other not-for-profit organizations recorded in the prior year. The 2015 decrease was due primarily to contributions to the DTE Energy Foundation and other not-for-profit organizations.

Income Taxes — Benefit decreased by $23 million in 2016 and increased by $46 million in 2015. The 2016 decrease was primarily driven by a lower pretax loss of $33 million, offset by a $10 million worthless stock deduction due to the Shenango closure. The increase in 2015 was primarily due to the impact of the closure of the Shenango coke battery and a renewable power project.
Income Taxes — Production Tax Credits increased by $23 million in 2016 and decreased $6 million in 2015. The 2016 increase was primarily due to new projects in the REF business. The 2015 decrease was primarily due to the reduction of ownership interests in the REF projects.
Net Income (Loss) Attributable to Noncontrolling Interests decreased by $32 million in 2016 and decreased by $13 million in 2015. The 2016 decrease consists of $27 million due to new lease arrangements and $5 million due to existing lease arrangements with investors at various REF facilities. The 2015 loss allocated to noncontrolling interests was primarily due to lease arrangements with investors at various REF facilities.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at eleven sites including facilities located at eight third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of entering into a sub license agreement with a new third-party owned and operated REF facility.
DTE Energy expects lower production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2017. A downturn in the steel industry in the United States will continue to negatively impact the volume and pricing of metallurgical coke sales for the near-term. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	2016	2015	2014
	(In millions)
Operating Revenues — Non-utility operations	$2,575	$2,459	$3,762
Purchased power and gas — non-utility	2,552	2,417	3,478
Gross Margin	23	42	284
Operation and maintenance	63	67	70
Depreciation and amortization	3	2	1
Taxes other than income	2	4	4
Operating Income (Loss)	(45)	(31)	209
Other (Income) and Deductions	29	6	10
Income Tax Expense (Benefit)	(29)	(15)	77
Net Income (Loss) Attributable to DTE Energy Company	$(45)	$(22)	$122
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility were impacted by an increase in volumes, partially offset by a decrease in gas prices for the year ended December 31, 2016, primarily in the gas structured strategy. For 2015, these line items were impacted by a decrease in gas prices, partially offset by an increase in volumes, primarily in the gas structured strategy.
Gross Margin decreased $19 million in 2016 and decreased $242 million in 2015. The decrease in 2016 and the decrease in 2015 were primarily due to timing from MTM adjustments on certain transactions in the gas structured strategy.

The decrease in Gross Margin in 2016 represents a $46 million decrease in unrealized margins offset by a $27 million increase in realized margins. The $46 million decrease in unrealized margins was due to $74 million of unfavorable results, primarily in gas structured, gas full requirements, gas transportation, and power trading strategies, offset by $28 million of favorable results, primarily in gas trading and power full requirements strategies. The $27 million increase in realized margins was due to $48 million of favorable results, primarily in power full requirements, gas full requirements, power trading, and gas structured strategies, offset by $21 million of unfavorable results, primarily in the gas transportation strategy.
The decrease in Gross Margin in 2015 represents a $155 million decrease in realized margins and an $87 million decrease in unrealized margins. The $155 million decrease in realized margins was due to $201 million of unfavorable results, primarily in gas structured, and power trading strategies, offset by $46 million of favorable results, primarily in power full requirements and gas transportation strategies. The $87 million decrease in unrealized margins was due to $120 million of unfavorable results, primarily in the gas structured strategy, offset by $33 million of favorable results, primarily in power full requirements and gas transportation strategies.
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
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $74 million of unfavorable unrealized results for the year ended December 31, 2016, related to gas strategies was $46 million of timing related losses which will reverse in future periods as the underlying contracts settle. Included in the $21 million of unfavorable realized results for the year ended December 31, 2016 related to gas strategies was $4 million of timing related gains recognized in previous periods that reversed as the underlying contracts settled.
Included in the $201 million of unfavorable realized results for the year ended December 31, 2015 related to gas strategies was $113 million of timing related gains and losses recognized in previous years that reversed as the underlying contracts settled. The $113 million of timing related items was comprised of a reversal of timing related losses of $65 million in 2014 and a reversal of timing gains of $48 million in 2015. Included in the $120 million of unfavorable unrealized results for the year ended December 31, 2015, related to gas strategies was $126 million of timing related gains and losses. The $126 million of timing related items was the variance of timing gains of $102 million in 2014 and timing losses of $24 million in 2015, which will reverse in future periods as the underlying contracts settle.
Other (Income) and Deductions increased $23 million in 2016 due primarily to contributions to the DTE Energy Foundation.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes, and changes in operating rules of RTOs. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the "Fair Value" section herein and Notes 12 and 13 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The 2016 net loss of $61 million represents an increase of $13 million from the 2015 net loss of $48 million due primarily to state tax adjustments related to the Gas Storage and Pipelines acquisition and the write-off of unamortized debt issuance costs associated with the redemption of Junior Subordinated Debentures. The 2015 net loss of $48 million represents an improvement of $9 million from the 2014 net loss of $57 million due primarily to 2014 investment impairments and lower deferred tax expense related to the impact of New York state income tax reform enacted in March 2014, partially offset by higher interest expense.
See Note 10 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2017 will be approximately $1.9 billion. DTE Energy anticipates base level utility capital investments; environmental, renewable, and energy optimization expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2017 of approximately $3.0 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	2016	2015	2014
Cash and Cash Equivalents	(In millions)
Cash Flows From (Used For)
Operating Activities
Net Income	$834	$720	$911
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	976	852	1,145
Nuclear fuel amortization	58	46	48
Allowance for equity funds used during construction	(21)	(21)	(21)
Deferred income taxes	265	237	356
Asset (gains) losses and impairments, net	8	107	(4)
Working capital and other	(36)	(25)	(590)
Net cash from operating activities	2,084	1,916	1,845
Investing Activities
Plant and equipment expenditures — utility	(1,898)	(1,817)	(1,784)
Plant and equipment expenditures — non-utility	(147)	(203)	(265)
Acquisition, net of cash acquired	(1,147)	(241)	—
Proceeds from sale of assets	6	16	45
Restricted cash for debt redemption, principally Securitization, net	1	97	3
Contributions to equity method investees	(239)	(98)	(42)
Other	36	42	(17)
Net cash used for investing activities	(3,388)	(2,204)	(2,060)
Financing Activities
Issuance of long-term debt, net of issuance costs	2,035	956	1,736
Redemption of long-term debt	(807)	(286)	(1,237)
Repurchase of long-term debt	(59)	—	—
Issuance of equity units, net of issuance costs	654	—	—
Short-term borrowings, net	—	101	267
Repurchase of common stock	(33)	—	(52)
Dividends on common stock	(531)	(501)	(470)
Contributions from noncontrolling interests	114	23	—
Other	(14)	(16)	(33)
Net cash from financing activities	1,359	277	211
Net Increase (Decrease) in Cash and Cash Equivalents	$55	$(11)	$(4)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased $168 million in 2016. The increase in operating cash flows reflects an increase in Net Income and adjustments for non-cash and non-operating items, primarily Depreciation and amortization, partially offset by decreases from Asset (gains) losses and impairments, net and working capital items.
Cash from operations increased $71 million in 2015. The increase in operating cash flows reflects a decrease in cash expenditures for working capital items, partially offset by lower Net Income after adjusting for non-cash and non-operating items. The decreases in Depreciation and amortization and Deferred income taxes are partially offset by the increase in Asset (gains) losses and impairments, net, which is primarily due to DTE Energy's closure of the Shenango coke battery plant in 2015. See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities."

The change in working capital items in 2016 primarily related to increases in cash used for Accounts receivable, net and Regulatory assets and liabilities, partially offset by increases in cash from Accounts payable, the Accrued pension liability, and the Accrued postretirement liability. The change in working capital items in 2015 primarily related to increases in Regulatory assets and liabilities, Derivative assets and liabilities, Accounts receivable, net, and Inventories, partially offset by decreases in Accrued pension liability, Accrued postretirement liability, and Accounts payable.
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures and acquisitions. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured fully valued assets.
Capital spending within the utility businesses is primarily to maintain and improve electric generation and the electric and natural gas distribution infrastructure, and to comply with environmental regulations and renewable energy requirements.
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
Net cash used for investing activities increased $1.2 billion in 2016 due primarily to DTE Energy's acquisition of midstream natural gas assets, net of cash acquired of $83 million, of $1.1 billion, as described in Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities," as well as increased Contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop.
Net cash used for investing activities increased $144 million in 2015 due primarily to DTE Energy's $241 million acquisition in January 2015. This is partially offset by the increase in restricted cash for debt redemption as this activity primarily relates to Securitization bonds that were fully redeemed in March 2015.
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
Net cash from financing activities increased $1.1 billion in 2016. The increase is primarily attributable to increases in Issuances of long-term debt and equity units, which are partially offset by increased Redemptions of long-term debt and a decrease in Short-term borrowings, net. The increased issuances in 2016, were primarily related to the acquisition of midstream natural gas assets. See details in the "Acquisition Financing" section of Note 14 to the Consolidated Financial Statements in Item 8 of this Report, "Long-Term Debt."
Net cash from financing activities increased $66 million in 2015. The increase is primarily attributable to decreased Redemptions of long-term debt, which is offset by decreases in Issuances of long-term debt, Short-term borrowings, and Repurchase of common stock.

Outlook
DTE Energy expects cash flows from operations to increase over the long-term, primarily as a result of growth from the utility and non-utility businesses. Growth in the utilities is expected to be driven primarily by capital spending to maintain and improve the electric generation and electric and natural gas distribution infrastructure and to comply with new and existing state and federal regulations that will result in additional environmental and renewable energy investments which will increase the base from which rates are determined. Non-utility growth is expected from additional investments, primarily in the Gas Storage and Pipelines and Power and Industrial Projects segments. In October 2016, DTE Energy closed on an acquisition of midstream natural gas assets that are part of the Gas Storage and Pipelines segment. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for more information. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Note 14 to the Consolidated Financial Statements, "Long-Term Debt," for more information.
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
DTE Energy has approximately $15 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.5 billion of available liquidity at December 31, 2016, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making 2017 contributions to the pension plans of up to $310 million and does not anticipate making any contributions to the other postretirement benefit plans.
Various subsidiaries and an equity investee of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $429 million.
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
See Notes 9, 10, 14, 16, and 20 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters," "Income Taxes," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," and "Retirement Benefits and Trusteed Assets."

Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2016:

	Total	2017	2018-2019	2020-2021	2022 and Thereafter
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other(a)	$10,592	$9	$1,908	$1,155	$7,520
Junior subordinated debentures(b)	780	—	—	—	780
Capital lease obligations	13	6	7	—	—
Interest	8,432	468	899	797	6,268
Stock purchase contract(c)	101	33	68	—	—
Operating leases	175	33	52	24	66
Electric, gas, fuel, transportation, and storage purchase obligations(d)	6,011	2,224	1,325	612	1,850
Long-term DTE Electric renewable energy power purchase agreements(e)(f)	1,295	82	164	164	885
Other long-term obligations(g)(h)(i)	414	88	307	9	10
Total obligations	$27,813	$2,943	$4,730	$2,761	$17,379
_______________________________________

(a)	Excludes $10 million of unamortized debt discount and premium, net and $67 million of unamortized debt issuance costs.

(b)	Excludes $24 million of unamortized debt issuance costs.

(c)	Includes $3 million of interest.

(d)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(e)
The agreements represent the minimum settlements with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 44% to 100%.

(f)	Excludes a power purchase agreement with a non-utility affiliate of DTE Energy.

(g)	Includes liabilities for unrecognized tax benefits of $10 million.

(h)	Excludes other long-term liabilities of $163 million not directly derived from contracts or other agreements.

(i)
At December 31, 2016, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to the other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the "Capital Resources and Liquidity" and "Critical Accounting Estimates" sections herein and in Note 20 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."

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

In October 2016, Moody's downgraded DTE Energy's unsecured debt rating from A3 to Baa1 following the midstream natural gas assets acquisition.
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
See Note 9 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters."
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2016 and 2015. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
The fair values the Registrants calculate for their derivatives may change significantly as inputs and assumptions are updated for new information. Actual cash returns realized on derivatives may be different from the results the Registrants estimate using models. As fair value calculations are estimates based largely on commodity prices, the Registrants perform sensitivity analyses on the fair values of forward contracts. See the sensitivity analysis in Item 7A. of this report, "Quantitative and Qualitative Disclosures About Market Risk." See also the "Fair Value" section herein.
See Notes 12 and 13 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
DTE Energy performed its annual impairment test as of October 1, 2016 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. As part of the annual impairment test, DTE Energy also compared the aggregate fair value of the reporting units to its overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to an acquisition control premium (the price in excess of a stock's market price that investors typically pay to gain control of an entity).
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2016 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Terminal Multiple(b)	Valuation Methodology(c)
	(In millions)
Electric	$1,208	43%	6%	10.0x	DCF, assuming stock sale
Gas	743	37%	6%	11.0x	DCF, assuming stock sale
Gas Storage and Pipelines	292	74%	8%	12.0x	DCF, assuming asset sale
Power and Industrial Projects(d)	26	39%	7%	11.0x	DCF, assuming asset sale(e)
Energy Trading	17	66%	10%	n/a(f)	DCF, assuming asset sale
	$2,286
______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation, and amortization (EBITDA).

(c)	Discounted cash flows (DCF) incorporated 2017-2021 projected cash flows plus a calculated terminal value.

(d)	Power and Industrial Projects excludes the Biomass reporting unit, as this unit has no allocated goodwill.

(e)	Asset sales were assumed, except for Power and Industrial Projects' reduced emissions fuels projects, which assumed stock sales.

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
DTE Energy operates a coke battery with assets of approximately $101 million within the Power and Industrial Projects reporting unit. DTE Energy continues to monitor the steel industry as further deterioration could lead to a future impairment of the assets.
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
DTE Energy had pension costs of $167 million in 2016, $221 million in 2015, and $179 million in 2014. Other postretirement benefit credits were $111 million in 2016, $99 million in 2015, and $123 million in 2014. Pension costs and other postretirement benefit credits for 2016 are calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 7.75% for the pension plans and 8.00% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2017 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 47% in equity markets, 25% in fixed income markets, including long duration bonds, and 28% invested in other assets. DTE Energy's 2017 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active investment management of 41% in equity markets, 25% in fixed income markets, and 34% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. Given market conditions and financial market risk considerations, DTE Energy is decreasing its long-term rate of return assumptions for the pension plans from 7.75% in 2016 to 7.50% in 2017 and the other postretirement plans from 8.00% in 2016 to 7.75% in 2017. DTE Energy believes these rates are reasonable assumptions for the long-term rate of return on the plan assets for 2017 given its investment strategy. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.

DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Financial markets in 2016 modestly detracted from DTE Energy's investment performance resulting in unrecognized net losses. As of December 31, 2016, DTE Energy had $410 million of cumulative losses that remain to be recognized in the calculation of the MRV of pension assets related to investment performance in 2016 and 2015. For the other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 4.25% for the pension and other postretirement plans at December 31, 2016 compared to 4.50% for the pension and other postretirement plans at December 31, 2015.
The mortality assumptions that DTE Energy used to determine the pension and other postretirement benefit obligations as of December 31, 2016, were updated to incorporate the MP-2016 generational projection scale issued by the Society of Actuaries in 2016. The mortality assumptions used at December 31, 2016 are the RP-2014 mortality table, with variations by type of plan and participant’s union status and employment status, projected back to 2006 using Scale MP-2014 and projected forward using Scale MP-2016.
DTE Energy estimates the 2017 total pension costs will be consistent with the 2016 pension costs, at approximately $175 million in 2017. The reduction in pension costs from the update to the mortality assumptions was offset by a lower discount rate and a decrease from 2016 expected returns. The 2017 other postretirement benefit credit will approximate $16 million compared to a $110 million credit in 2016 primarily due to 2012/2013 plan change credits being fully recognized in 2017.
The health care trend rates for DTE Energy assume 6.50% for pre-65 participants and 6.75% for post-65 participants for 2017, trending down to 4.50% for both pre-65 and post-65 participants in 2028.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2016 pension costs by approximately $40 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2016 pension costs by approximately $33 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2016 other postretirement credit by approximately $16 million. Lowering the discount rate assumption by one percentage point would have decreased the 2016 other postretirement credit by approximately $26 million. Lowering the health care cost trend assumptions by one percentage point would have increased the other postretirement credit for 2016 by approximately $5 million.
The value of the qualified pension and other postretirement benefit plan assets was $5.8 billion at December 31, 2016 and $5.4 billion at December 31, 2015. At December 31, 2016, DTE Energy's qualified pension plans were underfunded by $1.0 billion and its other postretirement benefit plans were underfunded by $37 million. The 2016 funding levels modestly improved as plan sponsor contributions and favorable mortality changes offset a lower discount rate and modestly lower financial market returns.

Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $179 million in 2016 and $177 million in 2015. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $310 million in 2017 and up to $1.2 billion over the next five years. DTE Energy made other postretirement benefit plan contributions of $20 million in 2016 and $199 million in 2015. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2017 or over the next five years. The planned pension contributions will be made in cash or a combination of cash and DTE Energy common stock.
See Note 20 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."
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
Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2016 and 2015 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
See Note 10 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements in Item 8 of this Report, "New Accounting Pronouncements."
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 12 and 13 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 12 to the Consolidated Financial Statements in Item 8 of this Report, "Fair Value."
The following tables provide details on changes in DTE Energy's MTM net asset (or liability) position during 2016:

Total
(In millions)
MTM at December 31, 2015	$40
Reclassified to realized upon settlement	(4)
Changes in fair value recorded to income	(109)
Amounts recorded to unrealized income	(113)
Changes in fair value recorded in regulatory liabilities	6
Change in collateral held by (for) others	(13)
Option premiums paid (received) and other	(6)
MTM at December 31, 2016	$(86)
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2020 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2017	2018	2019	2020 and Beyond	Total Fair Value
	(In millions)
Level 1	$(12)	$(1)	$4	$(1)	$(10)
Level 2	(15)	1	4	1	(9)
Level 3	(19)	(7)	(4)	(58)	(88)
MTM before collateral adjustments	$(46)	$(7)	$4	$(58)	(107)
Collateral adjustments					21
MTM at December 31, 2016					$(86)

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
DTE Energy's Gas Storage and Pipelines business segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage, gathering, and transportation. DTE Energy manages its exposure through the use of short, medium, and long-term storage, gathering, and transportation contracts.

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
Credit Risk
The Registrants regularly review contingent matters relating to customers and their contracts and record provisions for amounts considered at risk of probable loss in the allowance for doubtful accounts. The Registrants believe their accrued amounts are adequate for probable loss.
Trading Activities
DTE Energy is exposed to credit risk through trading activities. Credit risk is the potential loss that may result if the trading counterparties fail to meet their contractual obligations. DTE Energy utilizes both external and internal credit assessments when determining the credit quality of trading counterparties.
The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2016:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$187	$(2)	$185
BBB+ and BBB	213	—	213
BBB-	41	—	41
Total Investment Grade	441	(2)	439
Non-investment grade(b)	3	(1)	2
Internally Rated — investment grade(c)	235	—	235
Internally Rated — non-investment grade(d)	20	(6)	14
Total	$699	$(9)	$690
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 20% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of December 31, 2016, DTE Energy had a floating rate debt-to-total debt ratio of approximately 4.3%.

Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through December 2020.
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at December 31, 2016 and 2015 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analysis calculations as of December 31, 2016 and 2015:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2016	2015	2016	2015	Change in the Fair Value of
	(In millions)
Gas contracts	$14	$(5)	$(14)	$5	Commodity contracts
Power contracts	$18	$16	$(18)	$(16)	Commodity contracts
Interest rate risk — DTE Energy	$(529)	$(372)	$510	$395	Long-term debt
Interest rate risk — DTE Electric	$(235)	$(225)	$252	$243	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2016, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting. During the second quarter of 2017, DTE Energy intends to implement a new customer billing system which is designed to improve efficiency and enhance the customer experience.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Energy Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 9, 2017

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,497	$6,238	$6,884
Non-utility operations	4,133	4,099	5,417
	10,630	10,337	12,301

Operating Expenses
Fuel, purchased power, and gas — utility	1,968	2,081	2,407
Fuel, purchased power, and gas — non-utility	3,562	3,481	4,615
Operation and maintenance	2,302	2,214	2,204
Depreciation and amortization	976	852	1,145
Taxes other than income	370	364	352
Asset (gains) losses and impairments, net	7	106	(12)
	9,185	9,098	10,711
Operating Income	1,445	1,239	1,590

Other (Income) and Deductions
Interest expense	472	450	429
Interest income	(20)	(13)	(10)
Other income	(207)	(209)	(196)
Other expenses	95	61	92
	340	289	315
Income Before Income Taxes	1,105	950	1,275

Income Tax Expense	271	230	364

Net Income	834	720	911

Less: Net Income (Loss) Attributable to Noncontrolling Interests	(34)	(7)	6

Net Income Attributable to DTE Energy Company	$868	$727	$905

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$4.84	$4.05	$5.11

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$4.83	$4.05	$5.10

Weighted Average Common Shares Outstanding
Basic	179	179	177
Diluted	179	179	177
Dividends Declared per Common Share	$3.06	$2.84	$2.69
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net Income	$834	$720	$911

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $6, $8, and $(9), respectively	11	13	(18)
Net unrealized gains on investments during the period, net of taxes of $1, $—, and $1, respectively	1	1	1
Foreign currency translation	—	(4)	(2)
Other comprehensive income (loss)	12	10	(19)

Comprehensive income	846	730	892
Less comprehensive income (loss) attributable to noncontrolling interests	(34)	(7)	6
Comprehensive Income Attributable to DTE Energy Company	$880	$737	$886
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$92	$37
Restricted cash	21	23
Accounts receivable (less allowance for doubtful accounts of $41 and $49, respectively)
Customer	1,522	1,276
Other	71	72
Inventories
Fuel and gas	416	480
Materials and supplies	356	323
Derivative assets	47	129
Regulatory assets	42	32
Other	195	203
	2,762	2,575
Investments
Nuclear decommissioning trust funds	1,320	1,236
Investments in equity method investees	752	514
Other	201	186
	2,273	1,936
Property
Property, plant, and equipment	30,029	28,121
Accumulated depreciation and amortization	(10,299)	(10,087)
	19,730	18,034
Other Assets
Goodwill	2,286	2,018
Regulatory assets	3,871	3,692
Intangible assets	842	89
Notes receivable	73	85
Derivative assets	34	54
Other	170	179
	7,276	6,117
Total Assets	$32,041	$28,662
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,079	$809
Accrued interest	96	89
Dividends payable	148	131
Short-term borrowings	499	499
Current portion long-term debt, including capital leases	14	473
Derivative liabilities	69	57
Regulatory liabilities	34	41
Other	498	429
	2,437	2,528
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,506	8,280
Junior subordinated debentures	756	465
Capital lease obligations	7	15
	11,269	8,760
Other Liabilities
Deferred income taxes	4,162	3,923
Regulatory liabilities	555	569
Asset retirement obligations	2,197	2,194
Unamortized investment tax credit	93	62
Derivative liabilities	98	86
Accrued pension liability	1,152	1,133
Accrued postretirement liability	36	228
Nuclear decommissioning	194	177
Other	349	207
	8,836	8,579
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,432,581 and 179,470,213 shares issued and outstanding, respectively	4,030	4,123
Retained earnings	5,114	4,794
Accumulated other comprehensive loss	(133)	(145)
Total DTE Energy Company Equity	9,011	8,772
Noncontrolling interests	488	23
Total Equity	9,499	8,795
Total Liabilities and Equity	$32,041	$28,662
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating Activities	(In millions)
Net Income	$834	$720	$911
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	976	852	1,145
Nuclear fuel amortization	58	46	48
Allowance for equity funds used during construction	(21)	(21)	(21)
Deferred income taxes	265	237	356
Equity earnings of equity method investees	(68)	(66)	(48)
Dividends from equity method investees	68	64	55
Asset (gains) losses and impairments, net	8	107	(4)
Changes in assets and liabilities:
Accounts receivable, net	(226)	259	48
Inventories	37	1	(177)
Accounts payable	145	(158)	128
Accrued pension liability	19	(147)	627
Accrued postretirement liability	(192)	(287)	165
Derivative assets and liabilities	126	47	(199)
Regulatory assets and liabilities	(40)	85	(1,177)
Other current and noncurrent assets and liabilities	95	177	(12)
Net cash from operating activities	2,084	1,916	1,845
Investing Activities
Plant and equipment expenditures — utility	(1,898)	(1,817)	(1,784)
Plant and equipment expenditures — non-utility	(147)	(203)	(265)
Acquisition, net of cash acquired	(1,147)	(241)	—
Proceeds from sale of assets	6	16	45
Restricted cash for debt redemption, principally Securitization, net	1	97	3
Proceeds from sale of nuclear decommissioning trust fund assets	1,457	885	1,146
Investment in nuclear decommissioning trust funds	(1,463)	(898)	(1,156)
Distributions from equity method investees	11	19	13
Contributions to equity method investees	(239)	(98)	(42)
Other	31	36	(20)
Net cash used for investing activities	(3,388)	(2,204)	(2,060)
Financing Activities
Issuance of long-term debt, net of issuance costs	2,035	956	1,736
Redemption of long-term debt	(807)	(286)	(1,237)
Repurchase of long-term debt	(59)	—	—
Issuance of equity units, net of issuance costs	654	—	—
Short-term borrowings, net	—	101	267
Repurchase of common stock	(33)	—	(52)
Dividends on common stock	(531)	(501)	(470)
Contributions from noncontrolling interests	114	23	—
Other	(14)	(16)	(33)
Net cash from financing activities	1,359	277	211
Net Increase (Decrease) in Cash and Cash Equivalents	55	(11)	(4)
Cash and Cash Equivalents at Beginning of Period	37	48	52
Cash and Cash Equivalents at End of Period	$92	$37	$48

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$448	$428	$415
Income taxes	$(1)	$14	$(35)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$312	$207	$212
Premium on equity units	$98	$—	$—
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	177,087	$3,907	$4,150	$(136)	$33	$7,954
Net Income	—	—	905	—	6	911
Dividends declared on common stock	—	—	(476)	—	—	(476)
Repurchase of common stock	(713)	(52)	—	—	—	(52)
Benefit obligations, net of tax	—	—	—	(18)	—	(18)
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	(2)	—	(2)
Stock-based compensation, distributions to noncontrolling interests, and other	617	49	(1)	—	(24)	24
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income (Loss)	—	—	727	—	(7)	720
Dividends declared on common stock	—	—	(510)	—	—	(510)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to VEBA Trust	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	13	—	13
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	(4)	—	(4)
Stock-based compensation, net contributions from noncontrolling interests, and other	946	93	(1)	—	15	107
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Implementation of ASU 2016-09	—	—	3	—	—	3
Net Income (Loss)	—	—	868	—	(34)	834
Dividends declared on common stock	—	—	(548)	—	—	(548)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Premium on equity units	—	(98)	—	—	—	(98)
Issuance costs of equity units	—	(18)	—	—	—	(18)
Acquisition of SGG	—	—	—	—	390	390
Benefit obligations, net of tax	—	—	—	11	—	11
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	357	56	(3)	—	109	162
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016, which is the end of the period covered by this report. Based on this evaluation, DTE Electric’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2016, DTE Electric’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, DTE Electric’s internal control over financial reporting. During the second quarter of 2017, DTE Electric intends to implement a new customer billing system which is designed to improve efficiency and enhance the customer experience.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DTE Electric Company and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 9, 2017

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Revenues — Utility operations	$5,225	$4,900	$5,282

Operating Expenses
Fuel and purchased power — utility	1,532	1,574	1,706
Operation and maintenance	1,455	1,342	1,331
Depreciation and amortization	750	633	927
Taxes other than income	284	277	267
Asset (gains) losses and impairments, net	—	—	(1)
	4,021	3,826	4,230
Operating Income	1,204	1,074	1,052

Other (Income) and Deductions
Interest expense	264	258	250
Interest income	(8)	—	(1)
Other income	(61)	(60)	(62)
Other expenses	34	40	35
	229	238	222
Income Before Income Taxes	975	836	830

Income Tax Expense	353	292	298

Net Income	$622	$544	$532
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net Income	$622	$544	$532
Other comprehensive income (loss), net of tax:
Transfer of benefit obligations, net of taxes of $18 in 2015	—	27	—
Benefit obligations, net of taxes of $(4) in 2014	—	—	(10)
Net unrealized gains on investments during the period, net of taxes of $—, $—, and $—, respectively	—	1	—
Other comprehensive income (loss)	—	28	(10)
Comprehensive Income	$622	$572	$522
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13	$15
Accounts receivable (less allowance for doubtful accounts of $25 and $28, respectively)
Customer	728	657
Affiliates	12	14
Other	29	40
Inventories
Fuel	225	271
Materials and supplies	271	251
Regulatory assets	36	17
Other	63	66
	1,377	1,331
Investments
Nuclear decommissioning trust funds	1,320	1,236
Other	36	35
	1,356	1,271
Property
Property, plant, and equipment	22,094	21,391
Accumulated depreciation and amortization	(7,721)	(7,646)
	14,373	13,745
Other Assets
Regulatory assets	3,113	2,969
Intangible assets	31	34
Prepaid postretirement costs — affiliates	114	24
Other	125	144
	3,383	3,171
Total Assets	$20,489	$19,518
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2016	2015
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$58	$40
Other	452	329
Accrued interest	65	62
Current portion long-term debt, including capital leases	6	157
Regulatory liabilities	27	19
Short-term borrowings
Affiliates	117	75
Other	62	272
Other	146	138
	933	1,092
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,878	5,437
Capital lease obligations	7	15
	5,885	5,452
Other Liabilities
Deferred income taxes	3,793	3,498
Regulatory liabilities	229	199
Asset retirement obligations	2,012	2,020
Unamortized investment tax credit	90	58
Nuclear decommissioning	194	177
Accrued pension liability — affiliates	1,008	976
Accrued postretirement liability — affiliates	269	307
Other	81	66
	7,676	7,301
Commitments and Contingencies (Notes 8 and 17)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,206	4,086
Retained earnings	1,787	1,585
Accumulated other comprehensive income	2	2
Total Shareholder's Equity	5,995	5,673
Total Liabilities and Shareholder's Equity	$20,489	$19,518
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating Activities	(In millions)
Net Income	$622	$544	$532
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	750	633	927
Nuclear fuel amortization	58	46	48
Allowance for equity funds used during construction	(18)	(20)	(21)
Deferred income taxes	342	320	297
Asset (gains) losses and impairments, net	—	—	(1)
Changes in assets and liabilities:
Accounts receivable, net	(64)	33	33
Inventories	26	(22)	(97)
Prepaid postretirement benefit costs — affiliates	(90)	(24)	—
Accounts payable	59	(46)	11
Accrued pension liability — affiliates	32	(224)	495
Accrued postretirement liability — affiliates	(38)	(213)	151
Regulatory assets and liabilities	10	65	(926)
Other current and noncurrent assets and liabilities	(34)	58	(65)
Net cash from operating activities	1,655	1,150	1,384
Investing Activities
Plant and equipment expenditures	(1,503)	(1,545)	(1,561)
Acquisitions	—	(310)	—
Proceeds from sale of assets	6	—	—
Restricted cash for debt redemption, principally Securitization, net	—	96	4
Notes receivable — affiliates	—	8	192
Proceeds from sale of nuclear decommissioning trust fund assets	1,457	885	1,146
Investment in nuclear decommissioning trust funds	(1,463)	(898)	(1,156)
Transfer of Rabbi Trust assets to affiliate	—	137	—
Other	30	6	(14)
Net cash used for investing activities	(1,473)	(1,621)	(1,389)
Financing Activities
Issuance of long-term debt, net of issuance costs	355	495	942
Redemption of long-term debt	(10)	(135)	(837)
Repurchase of long-term debt	(59)	—	—
Capital contribution by parent company	120	300	190
Short-term borrowings, net — affiliate	41	(8)	26
Short-term borrowings, net — other	(210)	222	50
Dividends on common stock	(420)	(395)	(370)
Other	(1)	(7)	(9)
Net cash from (used for) financing activities	(184)	472	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	1	(13)
Cash and Cash Equivalents at Beginning of Period	15	14	27
Cash and Cash Equivalents at End of Period	$13	$15	$14

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$252	$244	$240
Income taxes	$6	$(53)	$4
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$232	$150	$162
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2013	138,632	$1,386	$2,210	$1,274	$(16)	$4,854
Net Income	—	—	—	532	—	532
Dividends declared on common stock	—	—	—	(370)	—	(370)
Benefit obligations, net of tax	—	—	—	—	(10)	(10)
Capital contribution by parent company	—	—	190	—	—	190
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	544	—	544
Dividends declared on common stock	—	—	—	(395)	—	(395)
Transfer of benefit obligations, net of tax	—	—	—	—	27	27
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	300	—	—	300
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	622	—	622
Dividends declared on common stock	—	—	—	(420)	—	(420)
Capital contribution by parent company	—	—	120	—	—	120
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisitions and Exit Activities	DTE Energy and DTE Electric
Note 5	Goodwill	DTE Energy
Note 6	Property, Plant, and Equipment	DTE Energy and DTE Electric
Note 7	Jointly-Owned Utility Plant	DTE Energy and DTE Electric
Note 8	Asset Retirement Obligations	DTE Energy and DTE Electric
Note 9	Regulatory Matters	DTE Energy and DTE Electric
Note 10	Income Taxes	DTE Energy and DTE Electric
Note 11	Earnings Per Share	DTE Energy
Note 12	Fair Value	DTE Energy and DTE Electric
Note 13	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 14	Long-Term Debt	DTE Energy and DTE Electric
Note 15	Preferred and Preference Securities	DTE Energy and DTE Electric
Note 16	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 17	Capital and Operating Leases	DTE Energy and DTE Electric
Note 18	Commitments and Contingencies	DTE Energy and DTE Electric
Note 19	Nuclear Operations	DTE Energy and DTE Electric
Note 20	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 21	Stock-Based Compensation	DTE Energy and DTE Electric
Note 22	Segment and Related Information	DTE Energy
Note 23	Related Party Transactions	DTE Electric
Note 24	Supplementary Quarterly Financial Information (Unaudited)	DTE Energy and DTE Electric

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

•
DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses involved in 1) natural gas pipelines, gathering, and storage; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and for DTE Energy, the CFTC.

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
Certain prior year balances for the Registrants were reclassified to match the current year's Consolidated Financial Statements presentation. For reclassifications of debt issuance costs arising from ASU 2015-03 and reclassifications of share-based payment transactions arising from ASU 2016-09, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
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
DTE Energy acquired a 55% interest in SGG in October 2016. SGG owns and operates midstream natural gas assets. SGG has contracts through which certain construction risk is designed to pass-through to the customers, with DTE Energy retaining operational and customer default risk. SGG is a VIE with DTE Energy as the primary beneficiary. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for more information.
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2016, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2016, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2016 and 2015. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	December 31, 2016			December 31, 2015
	SGG(a)	Other	Total	Total
	(In millions)
ASSETS
Cash and cash equivalents	$36	$27	$63	$14
Restricted cash	—	7	7	8
Accounts receivable	8	34	42	18
Inventories	3	112	115	82
Property, plant, and equipment, net	398	76	474	66
Goodwill	17	—	17	—
Intangible assets	586	—	586	—
Other current and long-term assets	1	1	2	4
	$1,049	$257	$1,306	$192

LIABILITIES
Accounts payable and accrued current liabilities	$19	$32	$51	$13
Current portion long-term debt, including capital leases	—	5	5	8
Mortgage bonds, notes, and other	—	5	5	10
Other current and long-term liabilities	2	15	17	6
	$21	$57	$78	$37
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.
Amounts for DTE Energy's non-consolidated VIEs as of December 31, 2016 and 2015 are as follows:

	2016	2015
	(In millions)
Investment in equity method investees	$187	$136
Notes receivable	$15	$15
Future funding commitments	$7	$—
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above. At December 31, 2016 and 2015, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $73 million and $81 million respectively. The difference is being amortized over the life of the underlying assets.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Equity method investees are described below:

	Investments		% Owned
Segment	2016	2015	2016	2015	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$322	$89	50%	50%	A proposed 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers
Vector Pipeline	100	96	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	116	111	26%	26%	186-mile pipeline serving markets in the Northeast
	538	296
Other Equity Method Investees
Other Segments	214	218
	$752	$514
The balances in Other Equity Method Investees are individually insignificant and are primarily from the Power and Industrial Projects segment. These investments are comprised of projects that deliver energy and utility-type products and services to an industrial customer, sell electricity from renewable energy projects under long-term power purchase agreements, and produce and sell metallurgical coke.
For further information by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."

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
For further discussion of recovery mechanisms authorized by the MPSC, see Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
DTE Energy's non-utility businesses recognize revenues as services are provided and products are delivered. For discussion of derivative contracts, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Other Income
Other income for the Registrants is recognized for non-operating income such as equity earnings of equity method investees, allowance for equity funds used during construction, contract services, and gains (losses) from trading securities. DTE Energy's Power and Industrial Projects segment also recognizes Other income in connection with the sale of membership interests in reduced emissions fuel facilities to investors. In exchange for the cash received, the investors will receive a portion of the economic attributes of the facilities, including income tax attributes. The transactions are not treated as a sale of membership interests for financial reporting purposes. Other income is considered earned when refined coal is produced and tax credits are generated.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of DTE Energy's Other income:

	2016	2015	2014
	(In millions)
Income from REF investees	$75	$83	$78
Equity earnings of equity method investees	68	66	48
Contract services	21	27	23
Allowance for equity funds used during construction	21	21	21
Gains from trading securities	15	1	14
Other	7	11	12
	$207	$209	$196
The following is a summary of DTE Electric's Other income:

	2016	2015	2014
	(In millions)
Contract services	$20	$27	$22
Allowance for equity funds used during construction	18	20	21
Gains from trading securities allocated from DTE Energy	15	1	14
Equity earnings of equity method investees	2	2	1
Other	6	10	4
	$61	$60	$62
For information on equity earnings of equity method investees by segment, see Note 22 to the Consolidated Financial Statements, "Segment and Related Information."
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
The Energy Trading segment participates in the energy markets through various ISOs and RTOs. These markets require that Energy Trading submits hourly day-ahead, real-time bids and offers for energy at locations across each region. Energy Trading submits bids in the annual and monthly auction revenue rights and FTR auctions to the RTOs. Energy Trading accounts for these transactions on a net hourly basis for the day-ahead, real-time, and FTR markets. These transactions are related to trading contracts which, if derivatives, are presented on a net basis in Operating Revenues — Non-utility operations, and if non-derivatives, the realized gains and losses for sales are recorded in Operating Revenues — Non-utility operations and purchases are recorded in Fuel, purchased power, and gas — non-utility in the DTE Energy Consolidated Statements of Operations.
DTE Electric and Energy Trading record accruals for future net purchases adjustments based on historical experience, and reconcile accruals to actual costs when invoices are received from MISO and other ISOs and RTOs.
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common shareholders’ equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for the Registrants include unrealized gains and losses on available-for-sale securities and changes in benefit obligations, consisting of deferred actuarial losses and prior service costs. The amounts recorded to Accumulated other comprehensive income (loss) relating solely to DTE Energy also include unrealized gains and losses from derivatives accounted for as cash flow hedges, DTE Energy's interest in other comprehensive income of equity investees which comprise the net unrealized gains and losses on investments, and foreign currency translation adjustments. Refer to Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets," regarding the transfer of a portion of DTE Electric benefit obligations in 2015.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2016 and 2015:

	Net Unrealized Loss on Derivatives	Net Unrealized Gain/(Loss) on Investments	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2014	$(4)	$(5)	$(144)	$(2)	$(155)
Other comprehensive income (loss) before reclassifications	—	1	2	(4)	(1)
Amounts reclassified from Accumulated other comprehensive income	—	—	11	—	11
Net current-period Other comprehensive income (loss)	—	1	13	(4)	10
Balance, December 31, 2015	$(4)	$(4)	$(131)	$(6)	$(145)
Other comprehensive loss before reclassifications	—	—	(3)	—	(3)
Amounts reclassified from Accumulated other comprehensive income	—	1	14	—	15
Net current-period Other comprehensive income	—	1	11	—	12
Balance, December 31, 2016	$(4)	$(3)	$(120)	$(6)	$(133)
______________________________________
(a)All amounts are net of tax, except for Foreign currency translation.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 20 to the Consolidated Financial Statements "Retirement Benefits and Trusteed Assets").

The following table summarizes the changes in DTE Electric's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2016 and 2015:

	Net Unrealized Gain on Investments	Benefit Obligations(b)	Total
	(In millions)
Balance, December 31, 2014	$1	$(27)	$(26)
Other comprehensive income before reclassifications	1	—	1
Transfer of amounts from Accumulated other comprehensive income to affiliate	—	27	27
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period Other comprehensive income	1	27	28
Balance, December 31, 2015	$2	$—	$2
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from Accumulated other comprehensive income	—	—	—
Net current-period Other comprehensive income	—	—	—
Balance, December 31, 2016	$2	$—	$2
______________________________________
(a)All amounts are net of tax.

(b)
The amounts reclassified from Accumulated other comprehensive income (loss) are included in the computation of the net periodic pension and other postretirement benefit costs (see Note 20 to the Consolidated Financial Statements "Retirement Benefits and Trusteed Assets").

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
The customer allowance for doubtful accounts for DTE Energy's other businesses is calculated based on specific review of probable future collections based on receivable balances generally in excess of 30 days.
DTE Energy unbilled revenues of $814 million and $620 million, including $267 million and $237 million of DTE Electric unbilled revenues, are included in Customer Accounts receivable at December 31, 2016 and 2015, respectively.
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
DTE Gas' natural gas inventory of $45 million and $65 million as of December 31, 2016 and 2015, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $132 million and $60 million at December 31, 2016 and 2015, respectively.
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
Approximately $27 million and $4 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2016 and 2015, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
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
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2016			December 31, 2015
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships(a)	40 years(b)	$770	$(5)	$765	$—	$—	$—
Contract intangibles	6 to 26 years	111	(65)	46	117	(62)	55
		881	(70)	811	117	(62)	55

DTE Electric renewable energy credits	(c)	30	—	30	38	—	38
DTE Electric emission allowances	(c)	1	—	1	1	—	1
		31	—	31	39	—	39
Less current DTE Electric intangible assets		—	—	—	5	—	5
Long-term intangible assets
DTE Electric		$31	$—	$31	$34	$—	$34
DTE Energy		$912	$(70)	$842	$151	$(62)	$89
______________________________________

(a)
In October 2016, DTE Energy acquired midstream natural gas assets that are part of the Gas Storage and Pipelines segment. The intangible assets recorded as a result of the acquisition pertain to existing customer relationships. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information.

(b)
The useful life of the customer relationship intangible assets is based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of gas resources in the region.

(c)	Emission allowances and renewable energy credits are charged to expense, using average cost, as the allowances and credits are consumed in the operation of the business.
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2021:

	2017	2018	2019	2020	2021
	(In millions)
Estimated amortization expense	$26	$26	$26	$24	$21
DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $16 million in 2016, $11 million in 2015, and $12 million in 2014.
Excise and Sales Taxes
The Registrants record the billing of excise and sales taxes as a receivable with an offsetting payable to the applicable taxing authority, with no net impact on the Registrants’ Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Deferred Debt Costs
The costs related to the issuance of long-term debt are deferred and amortized over the life of each debt issue. The deferred amounts are included as a direct deduction from the carrying amount of each debt issue in Mortgage bonds, notes, and other and Junior subordinated debentures on DTE Energy's Consolidated Statements of Financial Position and in Mortgage bonds, notes, and other on DTE Electric's Consolidated Statements of Financial Position. In accordance with MPSC regulations applicable to DTE Energy’s electric and gas utilities, the unamortized discount, premium, and expense related to utility debt redeemed with a refinancing are amortized over the life of the replacement issue. Discount, premium, and expense on early redemptions of debt associated with DTE Energy's non-utility operations are charged to earnings.
Investments in Debt and Equity Securities
The Registrants generally classify investments in debt and equity securities as either trading or available-for-sale and have recorded such investments at market value with unrealized gains or losses included in earnings or in Other comprehensive income or loss, respectively. Changes in the fair value of Fermi 2 nuclear decommissioning investments are recorded as adjustments to Regulatory assets or liabilities, due to a recovery mechanism from customers. The Registrants' equity investments are reviewed for impairment each reporting period. If the assessment indicates that the impairment is other than temporary, a loss is recognized resulting in the equity investment being written down to its estimated fair value. See Note 12 of the Consolidated Financial Statements, "Fair Value."
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
DTE Energy Foundation
DTE Energy's charitable contributions to the DTE Energy Foundation were $26 million, $12 million, and $25 million for the years ended December 31, 2016, 2015, and 2014, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
21	Stock-Based Compensation

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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015 and interim periods therein. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Note 14 of the Consolidated Financial Statements, "Long-Term Debt." The effect of the adoption decreased assets and liabilities on DTE Energy's and DTE Electric's Consolidated Statements of Financial Position by $75 million and $36 million, respectively, at December 31, 2015.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. The guidance applies to investments for which there is not a readily determinable fair value (market quote) or the investment is in a mutual fund without a publicly available net asset value. It is effective for the Registrants for the first interim period within annual reporting periods beginning after December 15, 2015. It is to be applied retrospectively. The Registrants adopted this ASU at January 1, 2016. The implementation of this guidance is reflected in Notes 12 and 20 to the Consolidated Financial Statements, "Fair Value" and "Retirement Benefits and Trusteed Assets," respectively. This implementation did not have a significant impact on the Registrants' Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. Under the new standard, income tax benefits and deficiencies are to be recognized in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. This provision is to be applied prospectively. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to the retained earnings as of the date of adoption. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This provision can be applied prospectively or retrospectively for all periods presented. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Effective July 1, 2016 DTE Energy elected to early adopt this standard, as permitted. As a result of the adoption, DTE Energy recognized $1 million of excess tax benefits on stock-based compensation expense in its Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis. DTE Energy also recognized a $3 million cumulative-effect adjustment to increase Retained earnings under the modified retrospective approach. While there was no impact to the current period, cash flows related to the excess tax benefits on DTE Energy's Consolidated Statements of Cash Flows will be classified as operating activities on a prospective basis. Due to the prospective election, prior period amounts have not been adjusted. In addition, cash paid on the employees’ behalf related to restricted shares withheld for tax purposes have been classified as a financing activity on a retrospective basis. For the year ended December 31, 2016, the implementation resulted in an increase to Net cash from operating activities with a corresponding decrease to Net cash from financing activities of $4 million. This retrospective application resulted in an increase to Net cash from operating activities with a corresponding decrease to Net cash from financing activities of $5 million and $6 million for the years ended December 31, 2015 and 2014, respectively. Finally, DTE Energy's stock compensation expense continues to reflect estimated forfeitures.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively and early adoption is permitted in the preceding year. The Registrants do not plan to early adopt the standard. The Registrants are currently assessing the impact of the ASU, as amended, on their Consolidated Financial Statements as well as the transition method the Registrants will use to adopt the guidance. Specifically, the Registrants are considering whether the new guidance will affect accounting for certain contracts where collectibility is in question, contributions in aid of construction, and other utility industry-related areas.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants expect an increase in assets and liabilities, however, they are currently assessing the impact of this ASU on their Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for public entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 4 — ACQUISITIONS AND EXIT ACTIVITIES
Gas Storage and Pipelines Acquisition
Effective October 1, 2016, DTE Energy closed on the purchase of midstream natural gas assets in support of the strategy to continue to grow and earn competitive returns for shareholders. DTE Energy purchased 100% of AGS, located in Pennsylvania and West Virginia, and 40% of SGG, located in West Virginia, from M3 Midstream. In addition, DTE Energy purchased 15% of SGG from Vega Energy Partners, resulting in 55% total ownership of SGG by DTE Energy.
Consideration transferred for the entities acquired was approximately $1.2 billion paid in cash and the assumption of SGG debt of $204 million. The $204 million of debt is comprised of DTE Energy's 55% interest in SGG of $112 million and 45% related to noncontrolling interest partners of $92 million. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Note 14 to the Consolidated Financial Statements, "Long-Term Debt," for more information. These entities are part of DTE Energy's Gas Storage and Pipelines segment which currently owns and manages a network of natural gas gathering, transmission, and storage facilities servicing the Midwest, Ontario and Northeast markets. SGG has been deemed to be a VIE, and DTE Energy is the primary beneficiary. Thus, SGG's assets and liabilities are included in DTE Energy's Consolidated Statements of Financial Position. See Note 1 to the Consolidated Financial Statements, "Organization and Basis of Presentation," for more information.
DTE Energy has applied purchase accounting to the acquired entities. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to (i) final working capital settlement adjustments, and (ii) resolution of any indemnification claims that might be deducted from the $130 million of cash consideration paid and held in escrow. As such, DTE Energy can not estimate the potential amount of the additional revisions to the purchase price allocation in 2017. The excess purchase price over the fair value of net assets acquired totaled approximately $268 million and was classified as goodwill. The factors contributing to the recognition of goodwill are based on various strategic benefits that are expected to be realized from the AGS and SGG acquisition. The acquisition will provide DTE Energy with a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities. The goodwill is expected to be deductible for income tax purposes.
The preliminary allocation of the purchase price is based on estimated fair values of the AGS and SGG assets acquired and liabilities assumed at the date of acquisition, October 1, 2016. The components of the preliminary purchase price allocation are as follows:

(In millions)
Assets
Cash	$83
Accounts receivable	24
Inventory	6
Property, plant, and equipment, net	730
Goodwill	268
Customer relationship intangibles	770
Other current assets	1
$1,882
Liabilities
Accounts payable	$19
Other current liabilities	14
Long-term debt	204
Other long-term liabilities	26
$263
Less noncontrolling interest	390
Total cash consideration	$1,229

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $770 million as of the acquisition date. The fair value of the intangible assets acquired was estimated by applying the income approach. The income approach is based upon discounted projected future cash flows attributable to the existing contracts and agreements. The fair value measurement is based on significant unobservable inputs, including management estimates and assumptions, and thus represents a Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs include revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted-average amortization life of 10 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region. See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies," for more information.
The fair value of the noncontrolling interest in the table above was derived based on the purchase price DTE Energy paid for the 55% interest in SGG.
DTE Energy has evaluated pre-acquisition contingencies relating to AGS and SGG that existed as of the acquisition date. Based on the evaluation, DTE Energy has determined that $39 million of certain pre-acquisition contingencies, related to repairing existing right-of-ways, are probable in nature and estimable as of the acquisition date. Accordingly, DTE Energy has recorded its best estimates for these contingencies as part of the purchase accounting for AGS and SGG.
DTE Energy has incurred $15 million of direct transaction costs for the year ended December 31, 2016. These costs are primarily related to advisory fees and are included in Operation and maintenance in DTE Energy's Consolidated Statements of Operations.
DTE Energy's 2016 Consolidated Statements of Operations include Operating Revenues — Non-utility operations of $39 million and Net Income of $4 million associated with the acquired entities for the three-month period following the acquisition date, excluding the $15 million transaction costs described above. The pro forma financial information has not been presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.
DTE Electric Acquisitions
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
Exit Activities
On December 17, 2015, DTE Energy announced the closure of the Shenango coke battery plant in response to a sharp downturn in the North American steel industry. The plant, which was included in the Power and Industrial Projects segment, is located in Pittsburgh, PA. As a result of the closure, DTE Energy recorded a one-time pre-tax non-cash impairment charge of $111 million. The charge included $96 million to fully impair the long-lived assets, employee severance expenses related to the workforce reduction of approximately 170 employees for $3 million, and other expenses, including write downs of inventory, of $12 million. DTE Energy's coke production has been shifted to a larger, more efficient coke battery plant in the Power and Industrial Projects segment. Production of coke from the Shenango coke battery plant ceased in January 2016.

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
As of December 31, 2016, DTE Energy had approximately $4 million accrued related to these exit activities and expects future cash payments of this remaining balance to be made in 2017. DTE Energy does not anticipate incurring significant additional expenses, including required environmental remediation costs, in connection with the closure.

NOTE 5 — GOODWILL
DTE Energy has goodwill resulting from purchase business combinations.
The following is the summary of change in the carrying amount of goodwill for the years ended December 31:

	2016	2015
	(In millions)
Balance as of January 1	$2,018	$2,018
Goodwill attributable to Gas Storage and Pipelines acquisition	268	—
Balance at December 31	$2,286	$2,018
Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information related to the acquisition.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2016	2015
Property, plant, and equipment	(In millions)
DTE Electric
Generation	$11,990	$11,767
Distribution	8,134	7,816
Other	1,970	1,808
Total DTE Electric	22,094	21,391
DTE Gas
Distribution	3,382	3,124
Storage	503	453
Transmission and other	925	890
Total DTE Gas	4,810	4,467
Non-utility and other	3,125	2,263
Total DTE Energy	30,029	28,121
Accumulated depreciation and amortization
DTE Electric
Generation	(4,364)	(4,346)
Distribution	(2,769)	(2,707)
Other	(588)	(593)
Total DTE Electric	(7,721)	(7,646)
DTE Gas
Distribution	(1,198)	(1,163)
Storage	(152)	(147)
Transmission and other	(370)	(370)
Total DTE Gas	(1,720)	(1,680)
Non-utility and other	(858)	(761)
Total DTE Energy	(10,299)	(10,087)
Net DTE Energy Property, plant, and equipment	$19,730	$18,034
Net DTE Electric Property, plant, and equipment	$14,373	$13,745
The following is a summary of the Registrants' AFUDC and interest capitalized for the years ended December 31:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
	(In millions)
Allowance for debt funds used during construction and interest capitalized	$10	$13	$8	$11
Allowance for equity funds used during construction	21	21	18	20
Total	$31	$34	$26	$31
The composite depreciation rate for DTE Electric was approximately 3.5% in 2016 and 2015, and 3.4% in 2014. The composite depreciation rate for DTE Gas was 2.4%, 2.6%, and 2.4% in 2016, 2015, and 2014, respectively. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2016 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	40	41	N/A
DTE Gas	N/A	50	53

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The estimated useful lives for DTE Electric's Other utility assets range from 4 to 62 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 5 to 70 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 55 years.
The following is a summary of Depreciation and amortization expense for DTE Energy, including DTE Electric:

	2016	2015	2014
	(In millions)
Property, plant, and equipment	$783	$740	$683
Regulatory assets and liabilities	193	150	159
Securitized regulatory assets(a)	—	(38)	303
	$976	$852	$1,145
_______________________________________

(a)
Securitization surcharges ended in December 2014 with remaining over recovery refunded to customers in 2015. Securitization bonds were paid and Securitization regulatory assets amortization was completed in 2015. The $38 million credit represents the final adjustments to close out the Securitization program.

The following is a summary of Depreciation and amortization expense for DTE Electric:

	2016	2015	2014
	(In millions)
Property, plant, and equipment	$582	$545	$489
Regulatory assets and liabilities	168	126	135
Securitized regulatory assets(a)	—	(38)	303
	$750	$633	$927
_______________________________________

(a)
Securitization surcharges ended in December 2014 with remaining over recovery refunded to customers in 2015. Securitization bonds were paid and Securitization regulatory assets amortization was completed in 2015. The $38 million credit represents the final adjustments to close out the Securitization program.

Capitalized software costs are classified as Property, plant, and equipment and the related amortization is included in accumulated depreciation and amortization on the Registrants' Consolidated Financial Statements. The Registrants capitalize the costs associated with computer software developed or obtained for use in their businesses. The Registrants amortize capitalized software costs on a straight-line basis over the expected period of benefit, ranging from 3 to 15 years for DTE Energy and 4 to 15 years for DTE Electric.
The following balances for capitalized software relate to DTE Energy, including DTE Electric:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Amortization expense of capitalized software	$89	$98	$77
Gross carrying value of capitalized software	$715	$770
Accumulated amortization of capitalized software	$435	$439
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Amortization expense of capitalized software	$83	$80	$71
Gross carrying value of capitalized software	$610	$664
Accumulated amortization of capitalized software	$365	$369

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Property under capital leases for the Registrants is as follows:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
	(In millions)
Gross property under capital leases	$44	$48	$18	$22
Accumulated amortization of property under capital leases	$32	$26	$6	$1

NOTE 7 — JOINTLY-OWNED UTILITY PLANT
DTE Electric has joint ownership interest in two power plants, Belle River and Ludington Hydroelectric Pumped Storage. DTE Electric’s share of direct expenses of the jointly-owned plants are included in Fuel, purchased power, and gas — utility and Operation and maintenance expenses in the DTE Energy Consolidated Statements of Operations and Fuel and purchased power— utility and Operation and maintenance expenses in the DTE Electric Consolidated Statements of Operations.
Ownership information of the two utility plants as of December 31, 2016 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In service date	1984-1985	1973
Total plant capacity	1,270 MW	2,010 MW
Ownership interest	(a)	49%
Investment in Property, plant, and equipment (in millions)	$1,807	$504
Accumulated depreciation (in millions)	$1,049	$184
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

NOTE 8 — ASSET RETIREMENT OBLIGATIONS
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
A reconciliation of the asset retirement obligations for 2016 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2015	$2,194	$2,020
Accretion	129	119
Liabilities incurred	5	—
Liabilities settled	(6)	(4)
Revision in estimated cash flows(a)	(125)	(123)
Asset retirement obligations at December 31, 2016	$2,197	$2,012
_______________________________________

(a)
The revision in estimated cash flows was principally attributed to the extension of the operating license of Fermi 2 which permits the power plant to continue generating electricity until 2045. The extension approved by the NRC was received in December 2016. The original operating license for the plant would have expired in 2025.

Approximately $1.8 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
A portion of the funds recovered through the Fermi 2 decommissioning surcharge and deposited in external trust accounts is designated for the removal of non-radioactive assets and returning the site to greenfield. This removal and greenfielding is not considered a legal liability. Therefore, it is not included in the asset retirement obligation, but is reflected as the Nuclear decommissioning liability. The decommissioning of Fermi 1 is funded by DTE Electric. Contributions to the Fermi 1 trust are discretionary. For additional discussion of Nuclear decommissioning trust fund assets, see Note 12 to the Consolidated Financial Statements, "Fair Value."

NOTE 9 — REGULATORY MATTERS
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
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$2,159	$2,112	$1,642	$1,592
Other postretirement costs	286	256	207	198
Asset retirement obligation	613	565	613	565
Recoverable Michigan income taxes	231	248	187	203
Removal costs asset	193	118	193	118
Deferred environmental costs	78	54	—	—
Recoverable income taxes related to AFUDC equity	59	49	53	44
Unamortized loss on reacquired debt	59	63	39	41
Other recoverable income taxes	57	61	57	61
Customer360 deferred costs	33	16	33	16
Transitional Reconciliation Mechanism	30	43	30	43
Accrued PSCR/GCR revenue	22	12	19	—
Cost to achieve Performance Excellence Process	12	33	10	28
Other	81	94	66	77
	3,913	3,724	3,149	2,986
Less amount included in Current Assets	(42)	(32)	(36)	(17)
	$3,871	$3,692	$3,113	$2,969

	DTE Energy		DTE Electric
	2016	2015	2016	2015
Liabilities	(In millions)
Removal costs liability	$266	$291	$—	$—
Renewable energy	145	197	145	197
Negative other postretirement offset	56	—	55	—
Negative pension offset	36	46	—	—
Fermi 2 refueling outage	27	4	27	4
Refundable self-implemented rates	27	—	27	—
Refundable income taxes	11	23	—	—
Accrued PSCR/GCR refund	7	37	—	15
Energy optimization	4	10	—	—
Other	10	2	2	2
	589	610	256	218
Less amount included in Current Liabilities	(34)	(41)	(27)	(19)
	$555	$569	$229	$199

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
ASSETS

•
Recoverable pension and other postretirement costs — Accounting standards for pension and other postretirement benefit costs require, among other things, the recognition in Other comprehensive income of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. DTE Electric and DTE Gas record the impact of actuarial gains or losses and prior service costs as a Regulatory asset since the traditional rate setting process allows for the recovery of pension and other postretirement costs. The asset will reverse as the deferred items are amortized and recognized as components of net periodic benefit costs.(a)

•
Asset retirement obligation — This obligation is for Fermi 2 decommissioning costs. The asset captures the timing differences between expense recognition and current recovery in rates and will reverse over the remaining life of the related plant.(a)

•
Recoverable Michigan income taxes — The State of Michigan enacted a corporate income tax resulting in the establishment of state deferred tax liabilities for DTE Energy's utilities.  Offsetting Regulatory assets were also recorded as the impacts of the deferred tax liabilities will be reflected in rates as the related taxable temporary differences reverse and flow through current income tax expense.

•	Removal costs asset — Receivable for the recovery of asset removal expenditures in excess of amounts collected from customers.(a)

•
Deferred environmental costs — The MPSC approved the deferral of investigation and remediation costs associated with DTE Gas' former MGP sites. Amortization of deferred costs is over a ten-year period beginning in the year after costs were incurred, with recovery (net of any insurance proceeds) through base rate filings.(a)

•
Recoverable income taxes related to AFUDC equity — Accounting standards for income taxes require recognition of a deferred tax liability for the equity component of AFUDC.  A regulatory asset is required for the future increase in taxes payable related to the equity component of AFUDC that will be recovered from customers through future rates over the remaining life of the related plant.

•
Unamortized loss on reacquired debt — The unamortized discount, premium, and expense related to debt redeemed with a refinancing are deferred, amortized, and recovered over the life of the replacement issue.

•
Other recoverable income taxes — Income taxes receivable from DTE Electric's customers representing the difference in property-related deferred income taxes and amounts previously reflected in DTE Electric's rates. This asset will reverse over the remaining life of the related plant.

•
Customer360 deferred costs — The MPSC approved the deferral and amortization of certain costs associated with implementing Customer360, which is an integrated software application that enables improved interface among customer service, billing, meter reading, credit and collections, device management, account management, and retail access. The approved 15-year amortization period will begin after the billing system is put into operation in the second quarter of 2017.

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

•
Negative other postretirement offset — Effective with base rate orders received in December 2015 and December 2016 for DTE Electric and DTE Gas, respectively, negative other postretirement costs are not included as a reduction to their authorized rates; therefore, DTE Electric and DTE Gas are accruing a Regulatory liability to eliminate the impact on earnings of the negative other postretirement expense accrued. The Regulatory liabilities will reverse to the extent DTE Electric and DTE Gas' other postretirement expense is positive in future years.

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

•
Refundable self-implemented rates — Amounts refundable to customers for base rates implemented from August 1, 2016 to December 31, 2016 in excess of amounts authorized in the January 2017 DTE Electric rate order from the MPSC.

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
On December 11, 2015, the MPSC issued an order approving an annual revenue increase of $238 million for service rendered on or after December 17, 2015. The rate order also provided for a return on equity of 10.3%. On December 22, 2015, DTE Electric and other intervenors petitioned the MPSC for a rehearing and clarification of several issues related to the December 11, 2015 MPSC rate order. On February 23, 2016, the MPSC issued a final rehearing order in this case that adjusted the annual revenue increase to $243 million for service rendered on or after March 1, 2016.
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. DTE Electric has recorded a refund liability of $27 million at December 31, 2016, representing the 2016 portion of the estimated refund due to customers. DTE Electric will file a self-implementation reconciliation with the MPSC by April 30, 2017.

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
2015 DTE Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on December 18, 2015, requesting an increase in base rates of $183 million, inclusive of $41 million of existing IRM surcharges which are expected to be converted into base rates, based on a projected twelve-month period ending October 31, 2017. Concurrent with the MPSC order in this rate case, the existing IRM surcharge being billed was to be terminated. DTE Gas requested to implement a new IRM surcharge of approximately $9 million to become effective in January 2017. On November 1, 2016, DTE Gas self-implemented a base rate increase of $103 million.
On December 9, 2016, the MPSC issued an order approving an annual revenue increase of $122 million for service rendered on or after December 16, 2016. The rate order also provided for a return on equity of 10.1% and authorized DTE Gas to implement a new IRM surcharge of approximately $8 million that became effective in January 2017.
2016 DTE Main Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on November 1, 2016 requesting an increase in depreciation rates of $156 million when compared to current depreciation rates for Plant in service balances as of December 31, 2015. DTE Electric also requested that the MPSC issue an order in this case authorizing DTE Electric to: (1) retain and continue its present depreciation accrual rates during the self-implementation period in its next general rate case filed subsequent to November 1, 2016 and (2) implement the new depreciation accrual rates approved in this case prospectively for financial reporting and rate making purposes effective with a final order in DTE Electric's next general rate case filed subsequent to November 1, 2016. An MPSC final order in this case is expected in 2018.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $9 million and $6 million at December 31, 2016 and 2015, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2016	2015	2014
DTE Energy	(In millions)
Income Before Income Taxes	$1,105	$950	$1,275
Income tax expense at 35% statutory rate	$387	$333	$446
Production tax credits	(145)	(122)	(119)
Investment tax credits	(5)	(7)	(6)
Depreciation	(4)	(4)	(4)
Noncontrolling Interests	12	2	(2)
AFUDC Equity	(10)	(8)	(7)
Employee Stock Ownership Plan dividends	(5)	(5)	(4)
Subsidiary stock loss	(10)	—	—
State and local income taxes, net of federal benefit	58	35	51
Enactment of New York Corporate Income Tax Legislation, net of federal benefit	—	—	8
Other, net	(7)	6	1
Income Tax Expense	$271	$230	$364
Effective income tax rate	24.5%	24.2%	28.5%

	2016	2015	2014
DTE Electric	(In millions)
Income Before Income Taxes	$975	$836	$830
Income tax expense at 35% statutory rate	$341	$293	$291
Production tax credits	(30)	(31)	(22)
Investment tax credits	(4)	(5)	(5)
Depreciation	3	3	3
AFUDC Equity	(6)	(7)	(7)
Employee Stock Ownership Plan dividends	(3)	(3)	(3)
Domestic production activities deduction	—	—	(2)
State and local income taxes, net of federal benefit	56	43	43
Other, net	(4)	(1)	—
Income Tax Expense	$353	$292	$298
Effective income tax rate	36.2%	34.9%	35.9%
Components of the Registrants' Income Tax Expense were as follows:

	2016	2015	2014
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(1)	$(3)	$(16)
State and other income tax	7	(4)	24
Total current income taxes	6	(7)	8
Deferred income tax expense
Federal	184	178	289
State and other income tax	81	59	67
Total deferred income taxes	265	237	356
	$271	$230	$364

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2016	2015	2014
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$—	$(26)	$(19)
State and other income tax	11	(2)	20
Total current income taxes	11	(28)	1
Deferred income tax expense
Federal	268	252	251
State and other income tax	74	68	46
Total deferred income taxes	342	320	297
	$353	$292	$298
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in the Consolidated Financial Statements.
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
	(In millions)
Property, plant, and equipment	$(4,596)	$(4,211)	$(3,702)	$(3,468)
Securitized regulatory assets	—	5	—	5
Tax credit carry-forwards	643	465	116	53
Pension and benefits	(324)	(301)	(222)	(193)
Federal net operating loss carry-forward	190	177	42	142
State and local net operating loss carry-forwards	59	63	1	16
Investments in equity method investees	(109)	(82)	—	—
Other	11	(4)	(28)	(53)
	(4,126)	(3,888)	(3,793)	(3,498)
Less valuation allowance	(36)	(35)	—	—
Long-term deferred income tax liabilities	$(4,162)	$(3,923)	$(3,793)	$(3,498)

Deferred income tax assets	$1,463	$1,088	$569	$453
Deferred income tax liabilities	(5,625)	(5,011)	(4,362)	(3,951)
	$(4,162)	$(3,923)	$(3,793)	$(3,498)
Tax credit carry-forwards for DTE Energy include $359 million of general business credits that expire from 2034 through 2036 and $284 million of alternative minimum tax credits that may be carried forward indefinitely. The alternative minimum tax credits are production tax credits earned prior to 2006 but not utilized. The majority of these alternative minimum tax credits were generated from projects that had received a private letter ruling (PLR) from the IRS. These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a federal net operating loss carry-forward of $544 million as of December 31, 2016, which will expire from 2035 through 2036. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $59 million and $63 million at December 31, 2016 and 2015, respectively. The state and local net operating loss carry-forwards expire from 2017 through 2036. DTE Energy has recorded valuation allowances at December 31, 2016 and 2015 of approximately $36 million and $35 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Tax credit carry-forwards for DTE Electric include $116 million of general business credits that expire from 2035 through 2036. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has a federal net operating loss carry-forward of $120 million as of December 31, 2016, which will expire in 2035. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has state and local deferred tax assets related to net operating loss carry-forwards of $1 million at December 31, 2016, while there was $16 million state and local deferred tax asset related to net operating loss carry-forwards at December 31, 2015. No valuation allowance is required for DTE Electric's state and local net operating loss carry-forwards.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2016	2015	2014
DTE Energy	(In millions)
Balance at January 1	$3	$9	$10
Additions for tax positions of prior years	7	—	—
Lapse of statute of limitations	—	(6)	(1)
Balance at December 31	$10	$3	$9

	2016	2015	2014
DTE Electric	(In millions)
Balance at January 1	$4	$4	$4
Additions for tax positions of prior years	9	—	—
Balance at December 31	$13	$4	$4
DTE Energy had $7 million and $2 million of unrecognized tax benefits at December 31, 2016 and 2015, respectively, that, if recognized, would favorably impact its effective tax rate. DTE Energy does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
DTE Electric had $8 million and $3 million of unrecognized tax benefits at December 31, 2016 and 2015, respectively, that, if recognized, would favorably impact its effective tax rate. DTE Electric does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $3 million and $1 million at December 31, 2016 and 2015, respectively. DTE Energy recognized interest expense related to income taxes of $2 million in 2016 and a nominal amount in 2015 and 2014. DTE Energy had accrued no penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $4 million and $1 million at December 31, 2016 and 2015, respectively. DTE Electric recognized interest expense related to income taxes of $3 million in 2016 and a nominal amount in 2015 and 2014. DTE Electric had accrued no penalties pertaining to income taxes.
In 2016, DTE Energy, including DTE Electric, settled a federal tax audit for the 2014 tax year. DTE Energy's federal income tax returns for 2015 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax and Michigan Corporate Income Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 11 — EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net income, adjusted for income allocated to participating securities, by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. DTE Energy's participating securities are restricted shares under the stock incentive program that contain rights to receive non-forfeitable dividends. Equity units, performance shares, and stock options do not receive cash dividends; as such, these awards are not considered participating securities. For additional information, see Notes 14 and 21 to Consolidated Financial Statements, "Long-Term Debt" and "Stock-Based Compensation," respectively.
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2016	2015	2014
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$868	$727	$905
Less allocation of earnings to net restricted stock awards	(2)	(2)	(1)
Net income available to common shareholders — basic	$866	$725	$904

Average number of common shares outstanding	179	179	177
Basic Earnings per Common Share	$4.84	$4.05	$5.11

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$868	$727	$905
Less allocation of earnings to net restricted stock awards	(2)	(2)	(1)
Net income available to common shareholders — diluted	$866	$725	$904

Average number of common shares outstanding	179	179	177
Diluted Earnings per Common Share(a)	$4.83	$4.05	$5.10
_______________________________________

(a)	The 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the year ended December 31, 2016, as the dilutive stock price threshold was not met.

NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2016 and 2015. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015(a):

	December 31, 2016						December 31, 2015
	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Netting(c)	Net Balance
	(In millions)
Assets:
Cash equivalents(d)	$14	$3	$—	$—	$—	$17	$13	$3	$—	$—	$—	$16
Nuclear decommissioning trusts	906	414	—	—	—	1,320	759	473	—	4	—	1,236
Other investments(e)	165	—	—	—	—	165	149	—	—	—	—	149
Derivative assets:
Commodity Contracts:
Natural Gas	216	79	53	—	(306)	42	193	91	103	—	(285)	102
Electricity	—	154	39	—	(157)	36	—	239	68	—	(232)	75
Other	—	—	2	—	—	2	2	—	3	—	(2)	3
Foreign currency exchange contracts	—	6	—	—	(5)	1	—	12	—	—	(9)	3
Total derivative assets	216	239	94	—	(468)	81	195	342	174	—	(528)	183
Total	$1,301	$656	$94	$—	$(468)	$1,583	$1,116	$818	$174	$4	$(528)	$1,584

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(226)	$(86)	$(149)	$—	$321	$(140)	$(218)	$(57)	$(108)	$—	$294	$(89)
Electricity	—	(159)	(30)	—	163	(26)	—	(243)	(62)	—	253	(52)
Other	—	—	(3)	—	2	(1)	(2)	—	(8)	—	8	(2)
Foreign currency exchange contracts	—	(3)	—	—	3	—	—	(7)	—	—	7	—
Total derivative liabilities	(226)	(248)	(182)	—	489	(167)	(220)	(307)	(178)	—	562	(143)
Total	$(226)	$(248)	$(182)	$—	$489	$(167)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$1,075	$408	$(88)	$—	$21	$1,416	$896	$511	$(4)	$4	$34	$1,441
Assets:
Current	$205	$199	$60	$—	$(400)	$64	$174	$284	$128	$—	$(441)	$145
Noncurrent	1,096	457	34	—	(68)	1,519	942	534	46	4	(87)	1,439
Total Assets	$1,301	$656	$94	$—	$(468)	$1,583	$1,116	$818	$174	$4	$(528)	$1,584
Liabilities:
Current	$(203)	$(211)	$(79)	$—	$424	$(69)	$(174)	$(260)	$(87)	$—	$464	$(57)
Noncurrent	(23)	(37)	(103)	—	65	(98)	(46)	(47)	(91)	—	98	(86)
Total Liabilities	$(226)	$(248)	$(182)	$—	$489	$(167)	$(220)	$(307)	$(178)	$—	$562	$(143)
Net Assets (Liabilities) at the end of the period	$1,075	$408	$(88)	$—	$21	$1,416	$896	$511	$(4)	$4	$34	$1,441
_______________________________________

(a)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(d)
At December 31, 2016, available-for-sale securities of $17 million included $7 million and $10 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2015, available-for-sale securities of $16 million, included $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(e)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015(a):

	December 31, 2016					December 31, 2015
	Level 1	Level 2	Level 3	Other(b)	Net Balance	Level 1	Level 2	Level 3	Other(b)	Net Balance
	(In millions)
Assets:
Cash equivalents(c)	$8	$3	$—	$—	$11	$5	$3	$—	$—	$8
Nuclear decommissioning trusts	906	414	—	—	1,320	759	473	—	4	1,236
Other investments	9	—	—	—	9	8	—	—	—	8
Derivative assets — FTRs	—	—	2	—	2	—	—	3	—	3
Total	$923	$417	$2	$—	$1,342	$772	$476	$3	$4	$1,255

Assets:
Current	$8	$3	$2	$—	$13	$5	$3	$3	$—	$11
Noncurrent	915	414	—	—	1,329	767	473	—	4	1,244
Total Assets	$923	$417	$2	$—	$1,342	$772	$476	$3	$4	$1,255
_______________________________________

(a)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
At December 31, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2015, available-for-sale securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(5)	$6	$(5)	$(4)	$30	$(5)	$(1)	$24
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses):
Included in earnings	(159)	(2)	1	(160)	(44)	44	(8)	(8)
Recorded in Regulatory liabilities	—	—	6	6	—	—	12	12
Purchases, issuances, and settlements:
Purchases	—	1	—	1	—	2	—	2
Settlements	68	4	(3)	69	9	(35)	(8)	(34)
Net Assets (Liabilities) as of December 31	$(96)	$9	$(1)	$(88)	$(5)	$6	$(5)	$(4)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2016 and 2015 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(166)	$7	$2	$(157)	$(135)	$13	$(7)	$(129)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(In millions)
Net Assets as of January 1	$3	$3
Change in fair value recorded in Regulatory liabilities	6	12
Purchases, issuances, and settlements:
Settlements	(7)	(12)
Net Assets as of December 31	$2	$3
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2016 and 2015 and reflected in DTE Electric's Consolidated Statements of Financial Position	$2	$3
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the years ended December 31, 2016 and 2015, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of December 31, 2016 and 2015:

	December 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(149)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.00	) —	$7.90	/MMBtu	$(0.05	)/MMBtu
Electricity	$39	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(6	) —	$12	/MWh	$1	/MWh

	December 31, 2015
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$103	$(108)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.50	) —	$2.77	/MMBtu	$(0.19	)/MMBtu
Electricity	$68	$(62)	Discounted Cash Flow	Forward basis price (per MWh)	$(11	) —	$14	/MWh	$2	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, and notes payable are generally estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by DTE Energy's Treasury Department which reports to DTE Energy's Vice President and Treasurer and DTE Energy's Controller's Department which reports to DTE Energy's Vice President and Controller.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$36	$—	$—	$36	$32	$—	$—	$32
Dividends payable	$148	$148	$—	$—	$131	$131	$—	$—
Short-term borrowings	$499	$—	$499	$—	$499	$—	$499	$—
Notes payable — Other(a)	$17	$—	$—	$17	$—	$—	$—	$—
Long-term debt(b)	$11,270	$1,465	$9,384	$1,056	$9,210	$496	$8,136	$1,203
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, premiums, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$5	$—	$—	$5	$5	$—	$—	$5
Short-term borrowings — affiliates	$117	$—	$—	$117	$75	$—	$—	$75
Short-term borrowings — other	$62	$—	$62	$—	272	$—	$272	$—
Notes payable — Other(a)	$6	$—	$—	$6	$—	$—	$—	$—
Long-term debt(b)	$5,878	$—	$6,026	$264	$5,588	$—	$5,432	$545
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
For further fair value information on financial and derivative instruments, see Note 13 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Nuclear Decommissioning Trust Funds
DTE Electric has a legal obligation to decommission its nuclear power plants following the expiration of its operating licenses. This obligation is reflected as an Asset retirement obligation on DTE Electric's Consolidated Statements of Financial Position. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. See Note 8 to the Consolidated Financial Statements, "Asset Retirement Obligations."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31, 2016	December 31, 2015
	(In millions)
Fermi 2	$1,291	$1,211
Fermi 1	3	3
Low-level radioactive waste	26	22
	$1,320	$1,236
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Realized gains	$74	$39	$54
Realized losses	$(63)	$(33)	$(33)
Proceeds from sale of securities	$1,457	$885	$1,146
Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2016			December 31, 2015
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$887	$222	$(46)	$731	$195	$(68)
Debt securities	425	11	(5)	499	16	(4)
Cash and cash equivalents	8	—	—	6	—	—
	$1,320	$233	$(51)	$1,236	$211	$(72)
The debt securities at December 31, 2016 and 2015 had an average maturity of approximately 7 years and 6 years, respectively. Securities held in the Nuclear decommissioning trust funds are classified as available-for-sale. As DTE Electric does not have the ability to hold impaired investments for a period of time sufficient to allow for the anticipated recovery of market value, all unrealized losses are considered to be other-than-temporary impairments.
Unrealized losses incurred by the Fermi 2 trust are recognized as a Regulatory asset and Nuclear decommissioning liability. Unrealized losses on the low-level radioactive waste funds are recognized as a Nuclear decommissioning liability.
Other Securities
At December 31, 2016 and 2015, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the years ended December 31, 2016 and 2015. Gains related to trading securities held at December 31, 2016, 2015, and 2014 were $15 million, $1 million, and $14 million, respectively, for the Registrants The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 13 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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
Gas Storage and Pipelines — This segment is primarily engaged in services related to the gathering, transportation, and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally these contracts are not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2016 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments as of December 31, 2016 and 2015 for DTE Energy:

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	$348	$(461)	$387	$(383)
Electricity	193	(189)	307	(305)
Other	2	(3)	5	(10)
Foreign currency exchange contracts	6	(3)	12	(7)
Total derivatives not designated as hedging instruments	$549	$(656)	$711	$(705)

Current	$447	$(493)	$570	$(521)
Noncurrent	102	(163)	141	(184)
Total derivatives	$549	$(656)	$711	$(705)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments as of December 31, 2016 and 2015 for DTE Electric:

	December 31,
	2016	2015
	(In millions)
FTRs — Other current assets	$2	$3
Total derivatives not designated as hedging instruments	$2	$3
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $2 million and $7 million outstanding at December 31, 2016 and 2015, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $2 million at December 31, 2016 and 2015. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $34 million and $37 million as of December 31, 2016 and 2015, respectively. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $28 million as of December 31, 2016. DTE Energy had $2 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $36 million as of December 31, 2015. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $5 million not related to unrealized derivative positions as of December 31, 2016. DTE Energy recorded cash collateral paid of $6 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2015. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$348	$(306)	$42	$387	$(285)	$102
Electricity	193	(157)	36	307	(232)	75
Other	2	—	2	5	(2)	3
Foreign currency exchange contracts	6	(5)	1	12	(9)	3
Total derivative assets	$549	$(468)	$81	$711	$(528)	$183

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(461)	$321	$(140)	$(383)	$294	$(89)
Electricity	(189)	163	(26)	(305)	253	(52)
Other	(3)	2	(1)	(10)	8	(2)
Foreign currency exchange contracts	(3)	3	—	(7)	7	—
Total derivative liabilities	$(656)	$489	$(167)	$(705)	$562	$(143)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$447	$102	$(493)	$(163)	$570	$141	$(521)	$(184)
Counterparty netting	(396)	(65)	396	65	(441)	(85)	441	85
Collateral adjustment	(4)	(3)	28	—	—	(2)	23	13
Total derivatives as reported	$47	$34	$(69)	$(98)	$129	$54	$(57)	$(86)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for years ended December 31, 2016 and 2015 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
Derivatives not Designated as Hedging Instruments		2016	2015
		(In millions)
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	$(153)	$(34)
Natural Gas	Fuel, purchased power, and gas — non-utility	(2)	(44)
Electricity	Operating Revenues — Non-utility operations	43	54
Other	Operating Revenues — Non-utility operations	5	(7)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	3
Total		$(109)	$(28)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2016:

Commodity	Number of Units
Natural Gas (MMBtu)	1,753,295,124
Electricity (MWh)	30,831,794
Oil (Gallons)	14,112,000
Foreign Currency Exchange (Canadian dollars)	79,565,807
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2016, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $429 million.
As of December 31, 2016, DTE Energy had approximately $487 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $433 million. The net remaining amount of approximately $54 million is derived from the $429 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Rate(a)	Maturity Date	2016	2015
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	3.0%	2019 — 2033	$3,325	$1,950
DTE Electric Taxable Debt, Principally Secured	4.4%	2018 — 2046	5,615	5,325
DTE Electric Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2029	310	310
DTE Gas Taxable Debt, Principally Secured	4.9%	2018 — 2046	1,250	1,125
Other Long-Term Debt, including Non-Recourse Debt			92	105
Total Long-Term Debt			10,592	8,815
Unamortized debt discount and premium, net			(10)	(10)
Unamortized debt issuance costs(c)			(67)	(60)
Long-term debt due within one year			(9)	(465)
			$10,506	$8,280
Junior Subordinated Debentures
Subordinated debentures	5.6%	2062 — 2076	$780	$480
Unamortized debt issuance costs(c)			(24)	(15)
			$756	$465
_______________________________________

(a)	Weighted average interest rate as of December 31, 2016.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

(c)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance related to simplifying the presentation of debt issuance costs. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Rate(a)	Maturity Date	2016	2015
			(In millions)
Mortgage bonds, notes, and other
Taxable Debt, Principally Secured	4.4%	2018 — 2046	$5,615	$5,325
Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2029	310	310
Total Long-Term Debt			5,925	5,635
Unamortized debt discount			(10)	(11)
Unamortized debt issuance costs(c)			(37)	(36)
Long-term debt due within one year			—	(151)
			$5,878	$5,437
_______________________________________

(a)	Weighted average interest rate as of December 31, 2016.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

(c)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance related to simplifying the presentation of debt issuance costs. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Debt Issuances
In 2016, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	May	Mortgage Bonds(a)	3.70%	2046	$300
DTE Energy	May	Junior Subordinated Debentures(b)	5.375%	2076	300
DTE Energy	October	Equity Units(c)	(d)	2024	675
DTE Energy	October	Senior Notes(c)	2.85%	2026	600
DTE Energy	October	Senior Notes(e)	1.50%	2019	400
DTE Energy	December	Junior Subordinated Debentures(f)	6.00%	2076	280
DTE Gas	December	Mortgage Bonds(a)	4.07%	2046	125
					$2,680
_______________________________________

(a)	Proceeds were used for repayment of short-term borrowings and general corporate purposes.

(b)	Proceeds were used for repayment of long-term debt and general corporate purposes.

(c)	Proceeds were used for the acquisition, see "Acquisition Financing" below for more information.

(d)	See "Acquisition Financing" below for more information regarding the rates associated with the Equity Units.

(e)	Proceeds were used for the acquisition and general corporate purposes, see "Acquisition Financing" below for more information.

(f)	Proceeds were used for the repayment of Junior Subordinated Debentures.
Debt Redemptions
In 2016, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	March	Mortgage Bonds	7.904%	2016	$10
DTE Energy	June	Senior Notes	6.35%	2016	300
DTE Energy	December	Junior Subordinated Debentures	6.50%	2061	280
DTE Energy	December	Senior Secured Term Loan(a)	8.75%(b)	2022	204
DTE Energy	Various	Other Long-Term Debt	Various	2016	13
					$807
_______________________________________

(a)	Debt was assumed as part of the Gas Storage and Pipelines acquisition. See Note 4 of the Consolidated Financial Statements, "Acquisitions and Exit Activities".

(b)	Senior Security Term Loan bore interest at LIBOR (subject to a 1% floor) + 7.75%.
The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount or premium on debt:

	2017	2018	2019	2020	2021	2022 and Thereafter	Total
	(In millions)
DTE Energy(a)	$9	$406	$1,502	$688	$467	$8,300	$11,372
DTE Electric	$—	$300	$—	$632	$462	$4,531	$5,925
_______________________________________

(a)	Amounts include DTE Electric's scheduled debt maturities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Remarketed Bonds
In August 2016, DTE Electric repurchased $59 million of 5.50% Tax Exempt Revenue Bonds. In September 2016, DTE Electric reissued the $59 million of Tax Exempt Revenue Bonds in a long-term mode at 1.45% for a five-year term. The final maturity is August 1, 2029.
In September 2016, DTE Electric remarketed $82 million of Tax Exempt Revenue Bonds in a long-term mode at 1.45% for a five-year term. The final maturity is September 1, 2030.
Junior Subordinated Debentures
At December 31, 2016, DTE Energy had $200 million of 5.25% Junior Subordinated Debentures due 2062, $300 million of 5.375% Junior Subordinated Debentures due 2076 and $280 million of 6% Junior Subordinated Debentures due 2076. DTE Energy has the right to defer interest payments on the debt securities. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2016, no interest payments have been deferred on the debt securities.
Cross Default Provisions
Substantially all of the net utility properties of DTE Electric and DTE Gas are subject to the lien of mortgages. Should DTE Electric or DTE Gas fail to timely pay their indebtedness under these mortgages, such failure may create cross defaults in the indebtedness of DTE Energy.
Acquisition Financing
Effective October 1, 2016, DTE Energy closed on the purchase of midstream natural gas assets. The acquisition was financed through the issuance of Equity Units and Senior Notes. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for more information on the acquisition.
In October 2016, DTE issued $675 million of Equity Units. Each Equity Unit has a stated amount of $50, initially in the form of a Corporate Unit, is comprised of (i) a forward purchase contract to buy DTE Energy common stock (stock purchase contract) and (ii) a 1/20 undivided beneficial ownership interest in $1,000 principal amount of DTE Energy’s 2016 Series C 1.5% RSNs due 2024. The RSN debt instruments and the stock purchase contract equity instruments are deemed to be separate instruments as the investor may trade the RSNs separately from the stock purchase contracts and may also settle the stock purchase contracts separately. The Corporate Units are listed on the New York Stock Exchange under the symbol DTV.
The stock purchase contract obligates the holder to purchase from DTE Energy on the settlement date, October 1, 2019, for a price of $50 per stock purchase contract, the following number of shares of DTE Energy’s common stock, subject to anti-dilution adjustments:

•
if the AMV of DTE Energy’s common stock, which is the average volume-weighted average price of DTE Energy’s common stock for the trading days during the 20 consecutive scheduled trading day period ending on the third scheduled trading day immediately preceding the stock purchase contract settlement date, is equal to or greater than $116.31, 0.4299 shares of common stock;

•	if the AMV is less than $116.31 but greater than $93.05, a number of shares of common stock equal to $50 divided by the AMV, rounded to the nearest 1/10,000th of a share; and

•	if the AMV is less than or equal to $93.05, 0.5373 shares of common stock.
The RSNs bear interest at a rate of 1.5% per year, payable quarterly, and mature on October 1, 2024. The RSNs will be remarketed in 2019. If this remarketing is successful, the interest rate on the RSNs will be reset, and thereafter interest will be payable semi-annually at the reset rate. If there is no successful remarketing, the interest rate on the RSNs will not be reset, and the holders of the RSNs will have the right to put the RSNs to DTE Energy at a price equal to 100% of the principal amount, and the proceeds of the put right will be deemed to have been applied against the holders’ obligation under the stock purchase contracts. DTE Energy may also redeem, in whole or in part, the RSNs in the event of a failed final remarketing.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy will also pay the stock purchase contract holders quarterly contract adjustment payments at a rate of 5% per year of the stated amount of $50 per Equity Unit, or $2.50 per year, commencing on January 1, 2017. The present value of the future contract adjustment payments of $98 million is recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. The treasury stock method will be used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $116.31 (the threshold appreciation price). If payments for the stock purchase contract are deferred, DTE Energy may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, DTE Energy may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs.
Until settlement of the stock purchase contracts, the shares of stock underlying each contract are not outstanding. Under the terms of the stock purchase contracts, assuming no anti-dilution or other adjustments, DTE Energy will issue between 5.8 million and 7.3 million shares of its common stock in October 2019. A total of 9 million shares of DTE Energy’s common stock have been reserved for issuance in connection with the stock purchase contracts.
Selected information about DTE Energy’s 2016 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	RSN Maturity Date
(In millions, except interest rates)
10/5/2016	13.5	$654	$675	1.5%	5.0%	10/1/2019	10/1/2024
In October 2016, DTE Energy issued $400 million of 2016 Series D 1.50% Senior Notes due 2019 and $600 million of Series E 2.85% Senior Notes due 2026. The proceeds from the Senior Notes were used for the acquisition and general corporate purposes.

NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2016, the amount of authorized and unissued stock is as follows:

Company	Type of Stock	Par Value	Shares Authorized
DTE Energy	Preferred	$—	5,000,000
DTE Electric	Preferred	$100	6,747,484
DTE Electric	Preference	$1	30,000,000
DTE Gas	Preferred	$1	7,000,000
DTE Gas	Preference	$1	4,000,000

NOTE 16 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2016, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.53 to 1, 0.50 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2016 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2017	$100	$—	$—	$100
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2021	1,200	400	300	1,900
	1,370	400	300	2,070
Amounts outstanding at December 31, 2016
Commercial paper issuances	257	62	180	499
Letters of credit	154	—	—	154
	411	62	180	653
Net availability at December 31, 2016	$959	$338	$120	$1,417
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
The weighted average interest rate for short-term borrowings was 0.9% and 0.6% at December 31, 2016 and 2015, respectively, for DTE Energy. The weighted average interest rate for short-term borrowings was 0.8% and 0.7% at December 31, 2016 and 2015, respectively, for DTE Electric.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At December 31, 2016, a $35 million letter of credit was in place, raising the capacity under this facility to $135 million. The $35 million letter of credit is included in the table above. The amount outstanding under this agreement was $50 million and $103 million at December 31, 2016 and 2015, respectively and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2016, the effect of this provision was to restrict the payment of approximately $1.5 billion of Retained earnings totaling $5.1 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 17 — CAPITAL AND OPERATING LEASES
Lessee — Operating Lease — The Registrants lease various assets under operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles, and other equipment. The lease arrangements expire at various dates through 2046.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' future minimum lease payments under non-cancelable operating leases at December 31, 2016 were:

	DTE Energy	DTE Electric
	(In millions)
2017	$33	$18
2018	28	15
2019	24	14
2020	13	10
2021	11	9
2022 and thereafter	66	31
Total minimum lease payments	$175	$97
Rental expense for DTE Energy operating leases was $43 million in 2016 and 2015, and $38 million in 2014, including rental expense for DTE Electric operating leases of $28 million in 2016, $32 million in 2015, and $26 million in 2014.
Lessor — Capital Lease — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has an energy services agreement, a portion of which is accounted for as a capital lease. The agreement expires in 2019, with a three or five year renewal option.
The components of DTE Energy's net investment in capital leases at December 31, 2016, were as follows:

DTE Energy
(In millions)
2017	$12
2018	12
2019	11
2020	9
2021	—
2022 and thereafter	—
Total minimum future lease receipts	44
Residual value of leased pipeline	40
Less unearned income	(20)
Net investment in capital lease	64
Less current portion	(7)
$57

NOTE 18 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, mercury and other emissions. Additional rulemakings may occur over the next few years which could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Cross State Air Pollution Rule (CSAPR), required further reductions of sulfur dioxide and nitrogen oxides (NOx) emissions beginning in January 2015. On September 7, 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the CSAPR Update Rule. Beginning in May 2017, this rule is expected to reduce summertime (May - September) NOx emissions from power plants in 22 states in the eastern half of the U.S., including DTE Energy facilities. The CSAPR Update Rule is intended to reduce air quality impacts of the interstate transport of air pollution on downwind areas' ability to meet the 2008 ozone National Ambient Air Quality Standards implementing power sector emission budgets and NOx allowance trading programs. DTE Electric expects to meet its obligations under CSAPR. DTE Electric does not expect this rule to have a material effect on its compliance program.
The Mercury and Air Toxics Standards (MATS) rule, formerly known as the Electric Generating Unit Maximum Achievable Control Technology Rule was finalized in December 2011. The MATS rule required reductions of mercury and other hazardous air pollutants beginning in April 2015. DTE Electric requested and was granted compliance date extensions for all relevant units to April 2016. In November 2014, the U.S. Supreme Court agreed to review a challenge to the MATS rule based on a narrowly focused question of how the EPA considered costs in regulating air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed the decision of the Court of Appeals for the D.C. District and remanded the MATS rule to the Court of Appeals for further consideration based on their decision that the EPA must consider costs prior to deciding to regulate under the provisions of the Clean Air Act. Subsequently, in December 2015, the Court of Appeals ordered a remand of the MATS rule back to the EPA without staying the rule. A petition to the U.S. Supreme Court for review of the D.C. Circuit’s remand of the rule was denied in April 2016, leaving the MATS rule in place. DTE Electric is currently substantially in compliance with the rule at all regulated units. Although various issues surrounding the MATS rule remain subject to litigation in the D.C. Circuit, at this time DTE Electric does not expect future decisions to have a material effect on its compliance program.
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended designations to the EPA in October 2016 and the EPA will finalize designations by October 2017. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. DTE Energy and DTE Electric have 45 days from the date of the Sixth Circuit Court judgment to petition the Court for rehearing or for a hearing en banc.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants believe that the plants and generating units identified by the EPA and the Sierra Club have complied with all applicable federal environmental regulations. Depending upon the outcome of the litigation and further discussions with the EPA regarding the two NOVs/FOVs, DTE Electric could be required to install additional pollution control equipment at some or all of the power plants in question, implement early retirement of facilities where control equipment is not economical, engage in supplemental environmental programs, and/or pay fines. The Registrants cannot predict the financial impact or outcome of this matter, or the timing of its resolution.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.4 billion through 2016. DTE Electric does not anticipate additional capital expenditures through 2023.
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2015. The final rule requires studies to be completed by April 2018 to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by each state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2016 and 2015, DTE Electric had $8 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant or as a basin becomes inactive. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In November 2015, the EPA finalized effluent limitations guidelines for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. No new permits have been issued, consequently no compliance timelines have been established. Certain effluent limitations guidelines requirements will be required to be performed in conjunction with the coal combustion residuals requirements. Costs associated with the building of new facilities or installation of controls over the next 6 years to comply with coal combustion residuals requirements and effluent limitations guidelines are estimated to be approximately $296 million.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of two additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2016 and 2015, DTE Gas had $43 million and $22 million accrued for remediation, respectively. The increase in the accrual was primarily due to additional cleanup efforts identified in 2016 at an MGP site.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The District Attorney's office of Yolo County, California is investigating the ash management and disposition practices of Woodland Biomass Power, Ltd., and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy (the Woodland Companies), a renewable wood-fired power generation facility. The District Attorney has alleged that some of the ash generated at the Woodland Companies' generating facility should have been characterized and handled as hazardous waste under California regulation. Woodland is cooperating with the investigation, and has committed to remove or remediate any ash that was improperly characterized. The investigation will likely result in a negotiated settlement, including reimbursement of the District Attorney's investigation costs. As of December 31, 2016, DTE Energy had approximately $4 million accrued for this matter. Changes in estimated remediation and settlement costs, if any, that occur upon completion of the investigation are not expected to have a material impact on DTE Energy’s Consolidated Financial Statements.
Other
In 2010, the EPA finalized a new one-hour sulfur dioxide ambient air quality standard that requires states to submit plans for non-attainment areas to be in compliance by 2018. Michigan's non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of sulfur dioxide emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with MDEQ to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2016 is approximately $620 million. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2016 is approximately $279 million. Payments under these guarantees are considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $44 million and $6 million, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. The amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at December 31, 2016. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2016, DTE Energy had approximately $56 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,800 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2017 and 2020.
Purchase Commitments
As of December 31, 2016, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2017 through 2051 for DTE Energy, and 2017 through 2033 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2017	$2,394	$515
2018	1,226	520
2019	570	165
2020	412	104
2021	373	104
2022 and thereafter	2,745	904
	$7,720	$2,312

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Annual capital expenditures and contributions to equity method investees in 2017 for DTE Energy and DTE Electric are expected to be approximately $3.0 billion and $1.4 billion, respectively. The Registrants have made certain commitments in connection with the estimated 2017 annual capital expenditures and contributions to equity method investees.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 9 and 13 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

NOTE 19 — NUCLEAR OPERATIONS
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
Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $48 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
Public Liability Insurance
As required by federal law, DTE Electric maintains $450 million of public liability insurance for a nuclear incident. For liabilities arising from a terrorist act outside the scope of TRIA, the policy is subject to one industry aggregate limit of $300 million. Further, under the Price-Anderson Amendments Act of 2005, deferred premium charges up to $127 million could be levied against each licensed nuclear facility, but not more than $19 million per year per facility. Thus, deferred premium charges could be levied against all owners of licensed nuclear facilities in the event of a nuclear incident at any of these facilities.
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
DTE Electric currently employs a spent nuclear fuel storage strategy utilizing a fuel pool and a dry cask storage facility. The spent nuclear fuel storage strategy is expected to provide sufficient spent fuel storage capability for the life of the plant as defined by the original operating license.
The federal government continues to maintain its legal obligation to accept spent nuclear fuel from Fermi 2 for permanent storage. Issues relating to long-term waste disposal policy and to the disposition of funds contributed by DTE Electric ratepayers to the federal waste fund await future governmental action.

NOTE 20 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
Pension Plan Benefits
DTE Energy has qualified defined benefit retirement plans for eligible represented and non-represented employees. The plans are noncontributory and provide traditional retirement benefits based on the employee's years of benefit service, average final compensation, and age at retirement. In addition, certain represented and non-represented employees are covered under cash balance provisions that determine benefits on annual employer contributions and interest credits. DTE Energy also maintains supplemental nonqualified, noncontributory, retirement benefit plans for selected management employees. These plans provide for benefits that supplement those provided by DTE Energy’s other retirement plans.
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by the LLC. DTE Electric is allocated net periodic benefit costs for its share of the amounts of the combined plans.
The Registrants’ policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006 and additional amounts when it deems appropriate. DTE Energy contributed $179 million, including $145 million of DTE Electric contributions, to the qualified pension plans in 2016. At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $310 million in contributions, including $270 million of DTE Electric contributions, to the pension plans in 2017.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net pension cost for DTE Energy includes the following components:

	2016	2015	2014
	(In millions)
Service cost	$92	$100	$83
Interest cost	219	210	212
Expected return on plan assets	(309)	(296)	(273)
Amortization of:
Net actuarial loss	164	205	157
Prior service cost	1	—	—
Other	—	2	—
Net pension cost	$167	$221	$179

	2016	2015
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$197	$19
Amortization of net actuarial loss	(164)	(205)
Prior service credit	7	—
Amortization of prior service cost	(1)	—
Total recognized in Regulatory assets and Other comprehensive income (loss)	$39	$(186)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$206	$35
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$172	$162
Prior service cost	$1	$—
Net pension cost for DTE Electric includes the following components:

	2016	2015	2014
	(In millions)
Service cost	$71	$77	$64
Interest cost	166	160	162
Expected return on plan assets	(220)	(210)	(194)
Amortization of:
Net actuarial loss	118	147	110
Prior service cost	1	1	2
Other	—	1	—
Net pension cost	$136	$176	$144

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2016	2015
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial (gain) loss	$167	$(13)
Amortization of net actuarial loss	(115)	(147)
Prior service credit	(1)	—
Amortization of prior service cost	(1)	(1)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$50	$(161)
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$186	$15
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$122	$115
Prior service cost	$1	$1
The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
	(In millions)
Accumulated benefit obligation, end of year	$4,753	$4,569	$3,548	$3,401
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$4,971	$5,269	$3,685	$4,018
Service cost	92	100	69	75
Interest cost	219	210	162	156
Plan amendments	7	—	(1)	—
Actuarial (gain) loss	141	(357)	124	(273)
Transfer due to plan sponsorship change	—	—	—	(99)
Special termination benefits	—	2	—	—
Benefits paid	(259)	(253)	(194)	(192)
Projected benefit obligation, end of year	$5,171	$4,971	$3,845	$3,685
Change in plan assets
Plan assets at fair value, beginning of year	$3,832	$3,981	$2,709	$2,812
Actual return on plan assets	253	(79)	177	(56)
Company contributions	186	183	145	145
Benefits paid	(259)	(253)	(194)	(192)
Plan assets at fair value, end of year	$4,012	$3,832	$2,837	$2,709
Funded status of the plans	$(1,159)	$(1,139)	$(1,008)	$(976)
Amount recorded as:
Current liabilities	$(7)	$(6)	$—	$—
Noncurrent liabilities	(1,152)	(1,133)	(1,008)	(976)
	$(1,159)	$(1,139)	$(1,008)	$(976)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$163	$180	$—	$—
Prior service cost (credit)	8	(1)	—	—
	$171	$179	$—	$—
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$2,163	$2,113	$1,641	$1,588
Prior service cost (credit)	(4)	(1)	1	4
	$2,159	$2,112	$1,642	$1,592
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

At December 31, 2016, the benefits related to DTE Energy's qualified and nonqualified pension plans and DTE Electric's qualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

	DTE Energy	DTE Electric
	(In millions)
2017	$285	$218
2018	297	225
2019	306	232
2020	315	239
2021	322	245
2022-2026	1,695	1,272
Total	$3,220	$2,431
Assumptions used in determining the projected benefit obligation and net pension costs of the Registrants are:

	2016	2015	2014
Projected benefit obligation
Discount rate	4.25%	4.50%	4.12%
Rate of compensation increase	4.65%	4.65%	4.65%
Net pension costs
Discount rate	4.50%	4.12%	4.95%
Rate of compensation increase	4.65%	4.65%	4.20%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
The Registrants employ a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.50% and other postretirement benefit plans of 7.75% for 2017. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2017 given the current investment strategy.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Target allocations for the Registrants' pension plan assets as of December 31, 2016 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	22%
U.S. Small Cap and Mid Cap Equity Securities	5
Non-U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' pension plan assets at December 31, 2016 and 2015(a)(b):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Other(c)	Total	Level 1	Level 2	Other(c)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(d)	$—	$22	$—	$22	$23	$—	$—	$23
Equity Securities
U.S. Large Cap(e)	875	5	—	880	842	—	—	842
U.S. Small Cap and Mid Cap(f)	229	3	—	232	219	—	—	219
Non-U.S.(g)	479	18	269	766	510	—	251	761
Fixed Income Securities(h)	1	1,037	52	1,090	5	974	50	1,029
Hedge Funds and Similar Investments(i)	231	—	578	809	220	—	548	768
Private Equity and Other(j)	—	—	213	213	—	—	190	190
Securities Lending(k)	(53)	(25)	—	(78)	(129)	(25)	—	(154)
Securities Lending Collateral(k)	53	25	—	78	129	25	—	154
DTE Energy Total	$1,815	$1,085	$1,112	$4,012	$1,819	$974	$1,039	$3,832

DTE Electric asset category:
Short-term Investments(d)	$—	$16	$—	$16	$16	$—	$—	$16
Equity Securities
U.S. Large Cap(e)	622	4	—	626	599	—	—	599
U.S. Small Cap and Mid Cap(f)	165	2	—	167	157	—	—	157
Non-U.S.(g)	344	13	191	548	367	—	178	545
Fixed Income Securities(h)	—	745	—	745	4	699	—	703
Hedge Funds and Similar Investments(i)	166	—	416	582	158	—	394	552
Private Equity and Other(j)	—	—	153	153	—	—	137	137
Securities Lending(k)	(38)	(18)	—	(56)	(93)	(18)	—	(111)
Securities Lending Collateral(k)	38	18	—	56	93	18	—	111
DTE Electric Total	$1,297	$780	$760	$2,837	$1,301	$699	$709	$2,709
_______________________________________

(a)	For a description of levels within the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance which eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

(c)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(d)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(e)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(f)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(g)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(h)
This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage-backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

(i)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds or limited partnership funds are classified as NAV assets.

(j)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. All pricing for investments in this category are classified as NAV assets.

(k)
The Registrants have a securities lending program with a third-party agent. The program allows the agent to lend certain securities from the Registrants' pension trusts to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

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
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2016 and 2015 for either of the Registrants.
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. Separate qualified VEBA and other benefit trusts exist. DTE Energy contributed $20 million to these trusts, through contributions from DTE Gas, for the defined benefit other postretirement medical and life insurance benefit plans during 2016. DTE Energy does not anticipate making any contributions to the trusts in 2017.
DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $6 million in 2016, $5 million in 2015, and $4 million in 2014, including DTE Electric contributions of $3 million in 2016 and 2015, and $2 million in 2014.
The Registrants also contribute a fixed amount to a Retiree Reimbursement Account, for both current and future Medicare eligible non-represented and future represented retirees, spouses, surviving spouses, or same sex domestic partners when the youngest of the retiree's covered household turns age 65. The amount of the annual allocation to each participant is determined by the employee's retirement date, and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net other postretirement credit for DTE Energy includes the following components:

	2016	2015	2014
	(In millions)
Service cost	$27	$34	$34
Interest cost	80	81	89
Expected return on plan assets	(129)	(131)	(122)
Amortization of:
Net actuarial loss	30	43	20
Prior service credit	(118)	(126)	(144)
Other	(1)	—	—
Net other postretirement credit	$(111)	$(99)	$(123)

	2016	2015
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial gain	$(68)	$(68)
Amortization of net actuarial loss	(30)	(43)
Amortization of prior service credit	119	126
Total recognized in Regulatory assets and Other comprehensive income (loss)	$21	$15
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(90)	$(84)
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$16	$32
Prior service credit	$(14)	$(118)
Net other postretirement credit for DTE Electric includes the following components:

	2016	2015	2014
	(In millions)
Service cost	$20	$25	$26
Interest cost	61	62	68
Expected return on plan assets	(90)	(90)	(85)
Amortization of:
Net actuarial loss	21	31	14
Prior service credit	(89)	(95)	(109)
Net other postretirement credit	$(77)	$(67)	$(86)

	2016	2015
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial gain	$(59)	$(57)
Amortization of net actuarial loss	(21)	(31)
Amortization of prior service credit	89	95
Total recognized in Regulatory assets	$9	$7
Total recognized in net periodic benefit cost and Regulatory assets	$(68)	$(60)
Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$10	$22
Prior service credit	$(10)	$(89)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2016	2015	2016	2015
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,846	$2,044	$1,414	$1,558
Service cost	27	34	20	25
Interest cost	80	81	61	62
Actuarial gain	(75)	(224)	(62)	(166)
Benefits paid	(83)	(89)	(60)	(65)
Accumulated postretirement benefit obligation, end of year	$1,795	$1,846	$1,373	$1,414
Change in plan assets
Plan assets at fair value, beginning of year	$1,617	$1,528	$1,131	$1,038
Actual return on plan assets	122	(25)	87	(19)
Company contributions	20	199	—	175
Benefits paid	(1)	(85)	—	(63)
Plan assets at fair value, end of year	$1,758	$1,617	$1,218	$1,131
Funded status, end of year	$(37)	$(229)	$(155)	$(283)
Amount recorded as:
Noncurrent assets	$—	$—	$114	$24
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(36)	(228)	(269)	(307)
	$(37)	$(229)	$(155)	$(283)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$12	$24	$—	$—
Prior service credit	—	(2)	—	—
	$12	$22	$—	$—
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$300	$387	$217	$297
Prior service credit	(14)	(131)	(10)	(99)
	$286	$256	$207	$198
______________________________________
(a)See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
At December 31, 2016, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2017	$96	$74
2018	101	79
2019	106	82
2020	110	85
2021	114	88
2022-2026	595	457
Total	$1,122	$865

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2016	2015	2014
Accumulated postretirement benefit obligation
Discount rate	4.25%	4.50%	4.10%
Health care trend rate pre- and post- 65	6.50 / 6.75%	6.25 / 6.75%	7.50 / 6.50%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2028	2027	2025 / 2024
Other postretirement benefit costs
Discount rate	4.50%	4.10%	4.95%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Health care trend rate pre- and post- 65	6.25 / 6.75%	7.50 / 6.50%	7.50 / 6.50%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2027	2025 / 2024	2025 / 2024
A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs for DTE Energy by $5 million, including $4 million for DTE Electric, in 2016 and would have increased the accumulated benefit obligation for DTE Energy by $88 million, including $65 million for DTE Electric, at December 31, 2016. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs for DTE Energy by $5 million, including $3 million for DTE Electric, in 2016 and would have decreased the accumulated benefit obligation for DTE Energy by $77 million, including $57 million for DTE Electric, at December 31, 2016.
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefit plans is similar to those previously described for the pension plans.
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2016 are listed below:

U.S. Large Cap Equity Securities	17%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	20
Fixed Income Securities	25
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2016 and 2015(a)(b):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Other(c)	Total	Level 1	Level 2	Other(c)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(d)	$39	$1	$—	$40	$7	$—	$—	$7
Equity Securities
U.S. Large Cap(e)	284	—	—	284	264	—	—	264
U.S. Small Cap and Mid Cap(f)	156	—	—	156	138	—	—	138
Non-U.S.(g)	262	1	61	324	262	—	55	317
Fixed Income Securities(h)	15	299	125	439	23	275	115	413
Hedge Funds and Similar Investments(i)	114	—	224	338	109	—	216	325
Private Equity and Other(j)	—	—	177	177	—	—	153	153
Securities Lending(k)	(28)	(3)	—	(31)	(122)	(6)	—	(128)
Securities Lending Collateral(k)	28	3	—	31	122	6	—	128
DTE Energy Total	$870	$301	$587	$1,758	$803	$275	$539	$1,617

DTE Electric asset category:
Short-term Investments(d)	$28	$1	$—	$29	$5	$—	$—	$5
Equity Securities
U.S. Large Cap(e)	195	—	—	195	183	—	—	183
U.S. Small Cap and Mid Cap(f)	109	—	—	109	97	—	—	97
Non-U.S.(g)	182	1	41	224	184	—	37	221
Fixed Income Securities(h)	10	203	90	303	17	189	83	289
Hedge Funds and Similar Investments(i)	80	—	154	234	76	—	151	227
Private Equity and Other(j)	—	—	124	124	—	—	109	109
Securities Lending(k)	(20)	(1)	—	(21)	(87)	(4)	—	(91)
Securities Lending Collateral(k)	20	1	—	21	87	4	—	91
DTE Electric Total	$604	$205	$409	$1,218	$562	$189	$380	$1,131
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)
Certain December 31, 2015 balances have been adjusted for the adoption of accounting guidance which eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements," for additional information related to the new accounting standard.

(c)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(d)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(e)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(f)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(g)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(h)
This category includes corporate bonds from diversified industries, U.S. Treasuries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

(i)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.

(j)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. All investments in this category are classified as NAV assets.

(k)
The Registrants have a securities lending program with a third-party agent. The program allows the agent to lend certain securities from the Registrants' VEBA trust to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

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
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2016 and 2015 for either of the Registrants.
Grantor Trust
DTE Gas maintains a Grantor Trust that invests in life insurance contracts and income securities to fund other postretirement benefit obligations. Employees and retirees have no right, title, or interest in the assets of the Grantor Trust, and DTE Gas can revoke the trust subject to providing the MPSC with prior notification. DTE Gas accounts for its investment at fair value, which approximated $20 million and $18 million at December 31, 2016 and 2015, respectively, with unrealized gains and losses recorded to earnings. The Grantor Trust investment is included in Other investments on DTE Energy's Consolidated Statements of Financial Position.
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $51 million, $49 million, and $48 million for the years ended December 31, 2016, 2015, and 2014, respectively. For DTE Electric, the cost of these plans was $23 million for the years ended December 31, 2016 and 2015, respectively, and $24 million for the year ended December 31, 2014.
Plan Changes
In 2015, certain executive retirement benefit plans were amended to transfer the obligation for benefits as attributed to the LLC. The related plan liabilities were transferred from DTE Electric and DTE Gas to the LLC and DTE Energy. The related Rabbi Trust assets were also transferred to DTE Energy from DTE Electric.

NOTE 21 — STOCK-BASED COMPENSATION
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy records compensation expense at fair value over the vesting period for all awards it grants.
The following table summarizes the components of stock-based compensation for DTE Energy:

	2016	2015	2014
	(In millions)
Stock-based compensation expense	$61	$34	$103
Tax benefit	$24	$13	$40
Stock-based compensation cost capitalized in Property, plant, and equipment	$10	$5	$16
Stock Options
Options are exercisable according to the terms of the individual stock option award agreements and expire ten years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.
The following table summarizes DTE Energy's stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding at December 31, 2015	262,282	$42.52
Exercised	(90,765)	$44.29
Options outstanding and exercisable at December 31, 2016	171,517	$41.59	$9
As of December 31, 2016, the weighted average remaining contractual life for the exercisable shares is 2.63 years. As of December 31, 2016, all options were vested. No options vested during 2016.
There were no options granted during 2016, 2015, or 2014. The intrinsic value of options exercised for the years ended December 31, 2016, 2015, and 2014 was $4 million, $7 million, and $11 million, respectively. No option expense was recognized for 2016, 2015, or 2014.
The number, weighted average exercise price, and weighted average remaining contractual life of DTE Energy options outstanding as of December 31, 2016 were as follows:

Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$27.00	—	$38.00	19,583	$27.70	2.41
$38.01	—	$42.00	49,334	$41.79	1.41
$42.01	—	$45.00	97,500	$43.95	3.41
$45.01	—	$50.00	5,100	$47.75	0.40
			171,517	$41.59	2.63
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Stock award activity for DTE Energy for the years ended December 31 was:

	2016	2015	2014
Fair value of awards vested (in millions)	$9	$9	$11
Restricted common shares awarded	145,240	144,300	159,590
Weighted average market price of shares awarded	$87.28	$83.43	$70.09
Compensation cost charged against income (in millions)	$11	$10	$10
The following table summarizes DTE Energy’s restricted stock awards activity for the year ended December 31, 2016:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	382,444	$73.26
Grants	145,240	$87.28
Forfeitures	(12,315)	$80.99
Vested and issued	(130,084)	$66.78
Balance at December 31, 2016	385,285	$80.10
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2016, 2015, and 2014 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. Performance shares awarded prior to 2014 are liability awards and are remeasured to fair value at each reporting period. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded compensation expense for performance share awards as follows:

	2016	2015	2014
	(In millions)
Compensation expense	$50	$24	$93
Cash settlements(a)	$7	$13	$11
Stock settlements(a)	$38	$71	$61
_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the awards.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2016:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	1,442,218	$75.85
Grants	517,104	$87.35
Forfeitures	(57,120)	$81.39
Payouts	(509,690)	$—
Balance at December 31, 2016	1,392,512	$79.97
Unrecognized Compensation Costs
As of December 31, 2016, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$12	1.09
Performance shares	41	1.06
	$53	1.07
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2016, 2015, and 2014 for stock-based compensation expense was approximately $38 million, $21 million, and $62 million, respectively.

NOTE 22 — SEGMENT AND RELATED INFORMATION
DTE Energy sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Electric segment consists principally of DTE Electric, which is engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million residential, commercial, and industrial customers in southeastern Michigan.
Gas segment consists principally of DTE Gas, which is engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million residential, commercial, and industrial customers throughout Michigan and the sale of storage and transportation capacity.
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
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Electric	$43	$36	$29
Gas	9	3	6
Gas Storage and Pipelines	9	8	9
Power and Industrial Projects	602	785	794
Energy Trading	39	32	33
Corporate and Other	2	4	3
	$704	$868	$874
Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2016
Operating Revenues — Utility operations	$5,225	1,324	—	—	—	—	(52)	$6,497
Operating Revenues — Non-utility operations	$—	—	302	1,906	2,575	2	(652)	$4,133
Depreciation and amortization	$750	106	45	72	3	—	—	$976
Interest expense	$264	60	39	32	6	148	(77)	$472
Interest income	$(8)	(6)	(9)	(8)	(1)	(65)	77	$(20)
Equity in earnings of equity method investees	$2	6	60	—	—	—	—	$68
Income Tax Expense (Benefit)	$353	77	71	(140)	(29)	(61)	—	$271
Net Income (Loss) Attributable to DTE Energy Company	$622	138	119	95	(45)	(61)	—	$868
Investment in equity method investees	$11	10	538	166	—	27	—	$752
Capital expenditures and acquisitions	$1,503	395	1,322	39	7	3	—	$3,269
Goodwill	$1,208	743	292	26	17	—	—	$2,286
Total Assets	$20,417	4,729	2,417	683	660	4,648	(1,513)	$32,041

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2015
Operating Revenues — Utility operations	$4,901	1,376	—	—	—	—	(39)	$6,238
Operating Revenues — Non-utility operations	$—	—	243	2,224	2,459	2	(829)	$4,099
Depreciation and amortization	$637	104	30	78	2	1	—	$852
Interest expense	$258	62	24	32	6	132	(64)	$450
Interest income	$—	(7)	(8)	(8)	(2)	(52)	64	$(13)
Equity in earnings of equity method investees	$2	6	47	8	—	3	—	$66
Income Tax Expense (Benefit)	$290	72	70	(140)	(15)	(47)	—	$230
Net Income (Loss) Attributable to DTE Energy Company	$542	132	107	16	(22)	(48)	—	$727
Investment in equity method investees	$10	9	296	183	—	16	—	$514
Capital expenditures and acquisitions	$1,785	273	161	36	6	—	—	$2,261
Goodwill	$1,208	743	24	26	17	—	—	$2,018
Total Assets	$19,503	4,294	1,047	860	590	3,496	(1,128)	$28,662

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2014
Operating Revenues — Utility operations	$5,283	1,636	—	—	—	—	(35)	$6,884
Operating Revenues — Non-utility operations	$—	—	203	2,289	3,762	2	(839)	$5,417
Depreciation and amortization	$933	99	34	77	1	1	—	$1,145
Interest expense	$250	57	22	28	7	122	(57)	$429
Interest income	$(1)	(7)	(6)	(5)	—	(48)	57	$(10)
Equity in earnings of equity method investees	$1	7	35	5	—	—	—	$48
Income Tax Expense (Benefit)	$296	78	53	(100)	77	(40)	—	$364
Net Income (Loss) Attributable to DTE Energy Company	$528	140	82	90	122	(57)	—	$905
Investment in equity method investees	$8	10	224	184	—	8	—	$434
Capital expenditures and acquisitions	$1,561	224	184	77	3	—	—	$2,049
Goodwill	$1,208	743	24	26	17	—	—	$2,018
Total Assets	$18,678	4,242	883	998	755	3,177	(906)	$27,827

NOTE 23 — RELATED PARTY TRANSACTIONS
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of DTE Electric's transactions with affiliated companies:

	2016	2015	2014
	(In millions)
Revenues
Energy sales	$10	$2	$2
Other services	$(1)	$6	$5
Shared capital assets	$33	$33	$26
Costs
Fuel and purchased power	$10	$9	$4
Other services and interest	$(1)	$2	$(1)
Corporate expenses, net	$370	$334	$304
Other
Dividends declared	$420	$395	$370
Dividends paid	$420	$395	$370
Capital contribution from DTE Energy	$120	$300	$190
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2016 and 2015.
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
4	Acquisitions and Exit Activities
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

NOTE 24 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2016
Operating Revenues	$2,566	$2,262	$2,928	$2,874	$10,630
Operating Income	$381	$256	$507	$301	$1,445
Net Income Attributable to DTE Energy Company	$247	$152	$338	$131	$868
Basic Earnings per Share	$1.38	$0.84	$1.88	$0.73	$4.84
Diluted Earnings per Share	$1.37	$0.84	$1.88	$0.73	$4.83
2015
Operating Revenues	$2,984	$2,268	$2,598	$2,487	$10,337
Operating Income	$461	$204	$440	$134	$1,239
Net Income Attributable to DTE Energy Company	$273	$109	$265	$80	$727
Basic Earnings per Share	$1.53	$0.61	$1.47	$0.45	$4.05
Diluted Earnings per Share	$1.53	$0.61	$1.47	$0.45	$4.05

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2016
Operating Revenues	$1,153	$1,215	$1,608	$1,249	$5,225
Operating Income	$245	$265	$501	$193	$1,204
Net Income	$127	$135	$285	$75	$622
2015
Operating Revenues	$1,203	$1,147	$1,385	$1,165	$4,900
Operating Income	$268	$214	$400	$192	$1,074
Net Income	$137	$99	$216	$92	$544

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

Item 14. Principal Accountant Fees and Services
DTE Energy
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be held May 4, 2017. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

DTE Electric
For the years ended December 31, 2016 and 2015, professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2016 and 2015, respectively, and fees billed for other services rendered by PwC during those periods.

	2016	2015
Audit fees(a)	$1,330,268	$1,329,245
Audit-related fees(b)	12,000	12,000
Total	$1,342,268	$1,341,245
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

(i) Exhibits filed herewith:

4.297
Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (2016 First Mortgage Bonds Series G)
X

12.73	Computation of Ratio of Earnings to Fixed Charges	X

12.74	Computation of Ratio of Earnings to Fixed Charges		X

21.12	Subsidiaries of DTE Energy	X

23.32	Consent of PricewaterhouseCoopers LLP	X

23.33	Consent of PricewaterhouseCoopers LLP		X

31.125	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.126	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.127	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.128	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.125	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.126	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.127	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.128	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

Exhibit Number	Description	DTE Energy	DTE Electric

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015)	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to DTE Energy’s Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)
X

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to DTE Energy’s Form 8-K dated October 1, 2012). (2012 Series C 5.25% Junior Subordinated Debentures due 2062)
X

Supplemental Indenture, dated as of December 1, 2013, between DTE Energy and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 Series F Senior Notes due 2023)
X

Supplemental Indenture, dated as of May 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-284 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014). (2014 Series C due 2024)
X

Supplemental Indenture, dated as of November 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-287 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 Series G due 2019)
X

Supplemental Indenture, dated as of May 15, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated May 27, 2016). (2016 Series B)
X

Supplemental Indenture, dated as of June 1, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-294 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016). (2015 Series BR)
X

Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016). (2016 Series C)
X

Supplemental Indenture, dated as of October 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 8-K dated October 5, 2016). (2016 Series D and E)
X

Supplemental Indenture, dated as of December 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated December 7, 2016). (2016 Series F)
X

Exhibit Number	Description	DTE Energy	DTE Electric

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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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

Supplemental Indenture, dated as of March 1, 2015, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-289 to DTE Electric's Form 10-Q for the quarter ended March 31, 2015). (2015 Series A)
		X	X

Supplemental Indenture, dated as of May 1, 2016, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 4-293 to DTE Electric's Form 10-Q for the quarter ended June 30, 2016). (2016 Series A)
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
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

Sixth Supplemental Indenture dated as of April 1, 2008, to the Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-241 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (6.04% Senior Notes, 2008 Series B due 2018 and 6.44% Senior Notes, 2008 Series C due 2023)
X

Seventh Supplemental Indenture, dated as of June 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-243 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (6.78% Senior Notes, 2008 Series F due 2028)
X

Eighth Supplemental Indenture, dated as of August 1, 2008 to Indenture dated as of June 1, 1998 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-251 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (6.36% Senior Notes, 2008 Series I due 2020)
X

4(e)
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
X

Exhibit Number	Description	DTE Energy	DTE Electric

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

First Amendment to DTE Energy Company Long-Term Incentive Plan Amended and Restated Effective May 1, 2014, dated as of February 4, 2016 (Exhibit 10.99 to DTE Energy's Form 10-K for the year ended December 31, 2015)
X

10(g)
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
X

Exhibit Number	Description	DTE Energy	DTE Electric

Second Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of May 5, 2011 (Exhibit 10.80 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2012)
X

Third Amendment to the DTE Energy Company Executive Supplemental Retirement Plan (Amended and Restated Effective January 1, 2005) dated as of February 3, 2016 (Exhibit 10.96 to DTE Energy's Form 10-K for the year ended December 31, 2015)
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

First Amendment to DTE Energy Company Executive Deferred Compensation Plan as Amended and Restated, effective as of January 1, 2005, dated as of February 4, 2016 (Exhibit 10.98 to DTE Energy’s Form 10-K for the year ended December 31, 2015)
X

10(q)
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
X

10(s)
Form of Third Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A, as Co-Syndication Agents (Exhibit 10.101 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016)
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(t)
Form of Third Amended and Restated DTE Gas Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A., and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.02 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Gas the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.102 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016)
X

10(u)
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

Request for Extension of Termination Date, dated as of March 17, 2016, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and further amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC., as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents (Exhibit 10.103 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016)
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
X

10(y)	First Amendment to DTE Energy Company Executive Performance Plan Effective May 7, 2015, dated as of February 3, 2016 (Exhibit 10.97 to DTE Energy's Form 10-K for the year ended December 31, 2015)	X

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2016	2015	2014
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$49	$54	$55
Additions:
Charged to costs and expenses	78	93	95
Charged to other accounts(a)	18	14	20
Deductions(b)	(104)	(112)	(116)
Balance at End of Period	$41	$49	$54
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2016	2015	2014
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$28	$29	$28
Additions:
Charged to costs and expenses	49	51	50
Charged to other accounts(a)	8	6	10
Deductions(b)	(60)	(58)	(59)
Balance at End of Period	$25	$28	$29
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 9, 2017
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
Date: February 9, 2017

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 9, 2017
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
Date: February 9, 2017
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.