Form 10-Q
period 2017-03-31
DTE ENERGY CO; DTE Electric Co
filed 2017-04-26
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

DTE Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
			(Do not check if a smaller reporting company)	Emerging growth company ☐
DTE Electric	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
			(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at March 31, 2017:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,387,424

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

MDEQ	Michigan Department of Environmental Quality

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

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

DEFINITIONS

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of City of Detroit's Public Lighting Department customers to DTE Electric's distribution system.

SO2	Sulfur Dioxide

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	Heat value (energy content) of fuel

MMBtu	One million BTU

MWh	Megawatthour of electricity

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q report should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2016 Annual Report on Form 10-K.

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

Part I — Financial Information

Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,718	$1,664
Non-utility operations	1,518	902
	3,236	2,566

Operating Expenses
Fuel, purchased power, and gas — utility	529	565
Fuel, purchased power, and gas — non-utility	1,180	776
Operation and maintenance	600	516
Depreciation and amortization	249	229
Taxes other than income	109	99
	2,667	2,185
Operating Income	569	381

Other (Income) and Deductions
Interest expense	125	113
Interest income	(3)	(11)
Other income	(64)	(52)
Other expenses	7	8
	65	58
Income Before Income Taxes	504	323

Income Tax Expense	110	83

Net Income	394	240

Less: Net Loss Attributable to Noncontrolling Interests	(6)	(7)

Net Income Attributable to DTE Energy Company	$400	$247

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.23	$1.38

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.23	$1.37

Weighted Average Common Shares Outstanding
Basic	179	179
Diluted	179	180
Dividends Declared per Common Share	$0.825	$0.73

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net Income	$394	$240

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $2, for both periods	4	3
Foreign currency translation	—	2
Other comprehensive income	4	5

Comprehensive income	398	245
Less comprehensive loss attributable to noncontrolling interests	(6)	(7)
Comprehensive Income Attributable to DTE Energy Company	$404	$252

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$82	$92
Restricted cash	20	21
Accounts receivable (less allowance for doubtful accounts of $32 and $41, respectively)
Customer	1,408	1,522
Other	101	71
Inventories
Fuel and gas	286	416
Materials and supplies	354	356
Derivative assets	68	47
Regulatory assets	26	42
Other	222	195
	2,567	2,762
Investments
Nuclear decommissioning trust funds	1,364	1,320
Investments in equity method investees	868	752
Other	210	201
	2,442	2,273
Property
Property, plant, and equipment	30,287	30,029
Accumulated depreciation and amortization	(10,421)	(10,299)
	19,866	19,730
Other Assets
Goodwill	2,292	2,286
Regulatory assets	3,833	3,871
Intangible assets	837	842
Notes receivable	71	73
Derivative assets	73	34
Other	168	170
	7,274	7,276
Total Assets	$32,149	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$910	$1,079
Accrued interest	131	96
Dividends payable	148	148
Short-term borrowings	59	499
Current portion long-term debt, including capital leases	13	14
Derivative liabilities	33	69
Gas inventory equalization	86	—
Regulatory liabilities	37	34
Other	417	498
	1,834	2,437
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,999	10,506
Junior subordinated debentures	756	756
Capital lease obligations	3	7
	11,758	11,269
Other Liabilities
Deferred income taxes	4,270	4,162
Regulatory liabilities	563	555
Asset retirement obligations	2,229	2,197
Unamortized investment tax credit	91	93
Derivative liabilities	93	98
Accrued pension liability	1,022	1,152
Accrued postretirement liability	63	36
Nuclear decommissioning	203	194
Other	335	349
	8,869	8,836
Commitments and Contingencies (Notes 5 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,387,424 and 179,432,581 shares issued and outstanding, respectively	3,958	4,030
Retained earnings	5,365	5,114
Accumulated other comprehensive loss	(129)	(133)
Total DTE Energy Company Equity	9,194	9,011
Noncontrolling interests	494	488
Total Equity	9,688	9,499
Total Liabilities and Equity	$32,149	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Activities
Net Income	$394	$240
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	249	229
Nuclear fuel amortization	12	15
Allowance for equity funds used during construction	(7)	(5)
Deferred income taxes	100	80
Equity earnings of equity method investees	(26)	(15)
Dividends from equity method investees	18	18
Changes in assets and liabilities:
Accounts receivable, net	84	97
Inventories	135	143
Accounts payable	(33)	(93)
Gas inventory equalization	86	87
Accrued pension liability	(130)	(3)
Accrued postretirement liability	27	(29)
Derivative assets and liabilities	(100)	40
Regulatory assets and liabilities	128	34
Other current and noncurrent assets and liabilities	(150)	(93)
Net cash from operating activities	787	745
Investing Activities
Plant and equipment expenditures — utility	(533)	(394)
Plant and equipment expenditures — non-utility	(22)	(30)
Proceeds from sale of nuclear decommissioning trust fund assets	394	260
Investment in nuclear decommissioning trust funds	(378)	(262)
Distributions from equity method investees	6	3
Contributions to equity method investees	(112)	(26)
Other	4	12
Net cash used for investing activities	(641)	(437)
Financing Activities
Issuance of long-term debt, net of issuance costs	496	—
Redemption of long-term debt	(5)	(11)
Short-term borrowings, net	(440)	(134)
Repurchase of common stock	(51)	(33)
Dividends on common stock	(148)	(131)
Other	(8)	(1)
Net cash used for financing activities	(156)	(310)
Net Decrease in Cash and Cash Equivalents	(10)	(2)
Cash and Cash Equivalents at Beginning of Period	92	37
Cash and Cash Equivalents at End of Period	$82	$35

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$196	$134

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	400	—	(6)	394
Dividends declared on common stock	—	—	(148)	—	—	(148)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Benefit obligations, net of tax	—	—	—	4	—	4
Stock-based compensation, net contributions from noncontrolling interests, and other	478	(21)	(1)	—	12	(10)
Balance, March 31, 2017	179,387	$3,958	$5,365	$(129)	$494	$9,688

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,175	$1,153

Operating Expenses
Fuel and purchased power — utility	314	335
Operation and maintenance	383	324
Depreciation and amortization	181	176
Taxes other than income	80	73
	958	908
Operating Income	217	245

Other (Income) and Deductions
Interest expense	66	65
Interest income	—	(8)
Other income	(19)	(16)
Other expenses	7	7
	54	48
Income Before Income Taxes	163	197

Income Tax Expense	57	70

Net Income	$106	$127

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net Income	$106	$127
Other comprehensive income	—	—
Comprehensive Income	$106	$127

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$11	$13
Accounts receivable (less allowance for doubtful accounts of $19 and $25, respectively)
Customer	654	728
Affiliates	19	12
Other	38	29
Inventories
Fuel	178	225
Materials and supplies	276	271
Regulatory assets	11	36
Prepaid property tax	89	45
Other	16	18
	1,292	1,377
Investments
Nuclear decommissioning trust funds	1,364	1,320
Other	34	36
	1,398	1,356
Property
Property, plant, and equipment	22,276	22,094
Accumulated depreciation and amortization	(7,812)	(7,721)
	14,464	14,373
Other Assets
Regulatory assets	3,090	3,113
Intangible assets	32	31
Prepaid postretirement costs — affiliates	114	114
Other	125	125
	3,361	3,383
Total Assets	$20,515	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$55	$58
Other	384	452
Accrued interest	72	65
Current portion long-term debt, including capital leases	5	6
Regulatory liabilities	33	27
Short-term borrowings
Affiliates	205	117
Other	59	62
Other	149	146
	962	933
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,879	5,878
Capital lease obligations	3	7
	5,882	5,885
Other Liabilities
Deferred income taxes	3,850	3,793
Regulatory liabilities	241	229
Asset retirement obligations	2,041	2,012
Unamortized investment tax credit	88	90
Nuclear decommissioning	203	194
Accrued pension liability — affiliates	885	1,008
Accrued postretirement liability — affiliates	290	269
Other	79	81
	7,677	7,676
Commitments and Contingencies (Notes 5 and 11)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,206	4,206
Retained earnings	1,786	1,787
Accumulated other comprehensive income	2	2
Total Shareholder’s Equity	5,994	5,995
Total Liabilities and Shareholder’s Equity	$20,515	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Activities
Net Income	$106	$127
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	181	176
Nuclear fuel amortization	12	15
Allowance for equity funds used during construction	(6)	(4)
Deferred income taxes	57	70
Changes in assets and liabilities:
Accounts receivable, net	58	57
Inventories	44	31
Accounts payable	26	25
Accrued pension liability — affiliates	(123)	3
Accrued postretirement liability — affiliates	21	(19)
Regulatory assets and liabilities	122	40
Other current and noncurrent assets and liabilities	(87)	(68)
Net cash from operating activities	411	453
Investing Activities
Plant and equipment expenditures	(408)	(315)
Proceeds from sale of assets	—	6
Proceeds from sale of nuclear decommissioning trust fund assets	394	260
Investment in nuclear decommissioning trust funds	(378)	(262)
Other	5	14
Net cash used for investing activities	(387)	(297)
Financing Activities
Redemption of long-term debt	—	(10)
Short-term borrowings, net — affiliate	88	22
Short-term borrowings, net — other	(3)	(61)
Dividends on common stock	(108)	(105)
Other	(3)	—
Net cash used for financing activities	(26)	(154)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	2
Cash and Cash Equivalents at Beginning of Period	13	15
Cash and Cash Equivalents at End of Period	$11	$17

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$134	$100

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	106	—	106
Dividends declared on common stock	—	—	—	(108)	—	(108)
Other	—	—	—	1	—	1
Balance, March 31, 2017	138,632	$1,386	$2,820	$1,786	$2	$5,994

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisition	DTE Energy
Note 5	Regulatory Matters	DTE Energy and DTE Electric
Note 6	Earnings per Share	DTE Energy
Note 7	Fair Value	DTE Energy and DTE Electric
Note 8	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 9	Long-Term Debt	DTE Energy
Note 10	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 11	Commitments and Contingencies	DTE Energy and DTE Electric
Note 12	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 13	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

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
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2016 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2017.

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
DTE Energy owns a 55% interest in SGG, which owns and operates midstream natural gas assets. SGG has contracts through which certain construction risk is designed to pass-through to the customers, with DTE Energy retaining operational and customer default risk. SGG is a VIE with DTE Energy as the primary beneficiary. See Note 4 to the Consolidated Financial Statements, "Acquisition," for more information.
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2017, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2017, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2017 and December 31, 2016. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	March 31, 2017			December 31, 2016
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$52	$11	$63	$36	$27	$63
Restricted cash	—	7	7	—	7	7
Accounts receivable	10	19	29	8	34	42
Inventories	3	59	62	3	112	115
Property, plant, and equipment, net	397	75	472	398	76	474
Goodwill	22	—	22	17	—	17
Intangible assets	583	—	583	586	—	586
Other current and long-term assets	—	1	1	1	1	2
	$1,067	$172	$1,239	$1,049	$257	$1,306

LIABILITIES
Accounts payable and accrued current liabilities	$19	$21	$40	$19	$32	$51
Current portion long-term debt, including capital leases	—	5	5	—	5	5
Mortgage bonds, notes, and other	—	4	4	—	5	5
Other current and long-term liabilities	2	14	16	2	15	17
	$21	$44	$65	$21	$57	$78
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2017	December 31, 2016
	(In millions)
Investments in equity method investees	$186	$187
Notes receivable	$15	$15
Future funding commitments	$6	$7

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Equity earnings of equity method investees	$26	$15
Income from REF investees	18	19
Gains from trading securities	8	5
Allowance for equity funds used during construction	7	5
Contract services	4	6
Other	1	2
	$64	$52
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gains from trading securities allocated from DTE Energy	$8	$5
Allowance for equity funds used during construction	6	4
Contract services	4	6
Other	1	1
	$19	$16
Changes in Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2017 and 2016, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.
Income Taxes
The effective tax rate and unrecognized tax benefits of the Registrants are as follows:

	Effective Tax Rate		Unrecognized Tax Benefits
	Three Months Ended March 31,		March 31,
	2017	2016	2017
			(In millions)
DTE Energy	22%	26%	$10
DTE Electric	35%	36%	$13
The 4% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2017 is primarily due to $13 million of excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.
DTE Energy had $7 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. DTE Electric had $8 million of unrecognized tax benefits that, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Electric had income tax receivables with DTE Energy of $10 million and $9 million at March 31, 2017 and December 31, 2016, respectively.
Unrecognized Compensation Costs
As of March 31, 2017, DTE Energy had $92 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.82 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $8 million and $10 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It is applied prospectively. The Registrants adopted this ASU at January 1, 2017. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Financial Statements.
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard is to be applied retrospectively, and early adoption is permitted in the preceding year. The Registrants do not plan to early adopt the standard. The Registrants are currently assessing the impact of the ASU, as amended, on their Consolidated Financial Statements as well as the transition method the Registrants will use to adopt the guidance. The Registrants have completed the preliminary evaluations of the impact of this guidance and do not expect the ASU to significantly affect results of operations for tariff-based sales, which represent a majority of the Registrants' revenues, and the remaining non-tariff revenues. The Registrants will continue to evaluate the impact of the ASU on existing revenue recognition policies and procedures and monitor the unresolved industry-related issues. Specifically, the Registrants are considering whether the new guidance will affect accounting for certain contracts where collectibility is in question, contributions in aid of construction, and other utility industry-related areas. The Registrants are evaluating information that would be useful for users of the Consolidated Financial Statements, including information already provided in disclosures outside of the Combined Notes to the Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The standard will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The ASU is effective for the Registrants beginning after December 15, 2017, including interim periods therein. Early adoption is permitted. The components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits are disclosed in Note 12 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets." The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

NOTE 4 — ACQUISITION
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
Consideration transferred for the entities acquired was approximately $1.2 billion paid in cash and the assumption of SGG debt of $204 million. The $204 million of debt was comprised of DTE Energy's 55% interest in SGG of $112 million and 45% related to noncontrolling interest partners of $92 million. The acquisition was financed through the issuance of Equity Units and Senior Notes. These entities are part of DTE Energy's Gas Storage and Pipelines segment which owns and manages a network of natural gas gathering, transmission, and storage facilities servicing the Midwest, Ontario, and Northeast markets. SGG has been deemed to be a VIE, and DTE Energy is the primary beneficiary. Thus, SGG's assets and liabilities are included in DTE Energy's Consolidated Statements of Financial Position. See Note 1 to the Consolidated Financial Statements, "Organization and Basis of Presentation," for more information.
DTE Energy has applied purchase accounting to the acquired entities. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to (i) final working capital settlement adjustments, and (ii) resolution of any indemnification claims that might be deducted from the $130 million of cash consideration paid and held in escrow. As such, DTE Energy cannot estimate the potential amount of the additional revisions to the purchase price allocation in 2017. The excess purchase price over the fair value of net assets acquired totaled approximately $268 million and was classified as goodwill. During the first quarter of 2017, a final working capital adjustment was recognized resulting in an additional goodwill of approximately $6 million. The factors contributing to the recognition of goodwill are based on various strategic benefits that are expected to be realized from the AGS and SGG acquisition. The acquisition provides DTE Energy with a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities. The goodwill is expected to be deductible for income tax purposes.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The preliminary allocation of the purchase price was based on estimated fair values of the AGS and SGG assets acquired and liabilities assumed at the date of acquisition, October 1, 2016. The components of the preliminary purchase price allocation were as follows:

(In millions)
Assets
Cash	$83
Accounts receivable	24
Inventory	6
Property, plant, and equipment, net	730
Goodwill	268
Customer relationship intangibles	770
Other current assets	1
$1,882
Liabilities
Accounts payable	$19
Other current liabilities	14
Long-term debt	204
Other long-term liabilities	26
$263
Less noncontrolling interest	390
Total cash consideration	$1,229
The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $770 million as of the acquisition date. The fair value of the intangible assets acquired was estimated by applying the income approach. The income approach was based upon discounted projected future cash flows attributable to the existing contracts and agreements. The fair value measurement was based on significant unobservable inputs, including management estimates and assumptions, and thus represents a Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs included revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted-average amortization life of 10 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region.
The fair value of the noncontrolling interest in the table above was derived based on the purchase price DTE Energy paid for the 55% interest in SGG.
DTE Energy evaluated pre-acquisition contingencies relating to AGS and SGG that existed as of the acquisition date. Based on the evaluation, DTE Energy determined that $39 million of certain pre-acquisition contingencies, related to repairing existing right-of-ways, are probable in nature and estimable as of the acquisition date. Accordingly, DTE Energy recorded its best estimates for these contingencies as part of the purchase accounting for AGS and SGG.
DTE Energy incurred $15 million of direct transaction costs for the year ended December 31, 2016. These costs were primarily related to advisory fees and included in Operation and maintenance in DTE Energy's 2016 Consolidated Statements of Operations.
DTE Energy's 2016 Consolidated Statements of Operations included Operating Revenues — Non-utility operations of $39 million and Net Income of $4 million associated with the acquired entities for the three-month period following the acquisition date, excluding the $15 million transaction costs described above. The pro forma financial information was not presented for DTE Energy because the effects of the acquisition were not material to the Consolidated Statements of Operations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REGULATORY MATTERS
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. DTE Electric has recorded a refund liability of $37 million, representing the total estimated refund due to customers, inclusive of interest, at March 31, 2017. DTE Electric will file a self-implementation reconciliation with the MPSC by April 30, 2017.
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5% on capital structure. DTE Electric anticipates self-implementing a rate increase in November 2017 with an MPSC order expected by April 2018.
PSCR Proceedings
The PSCR process is designed to allow DTE Electric to recover all of its power supply costs if incurred under reasonable and prudent policies and practices. DTE Electric's power supply costs include fuel and related transportation costs, purchased and net interchange power costs, NOx and SO2 emission allowances costs, urea costs, transmission costs, MISO, and other related costs. The MPSC reviews these costs, policies, and practices for prudence in annual plan and reconciliation filings.
2015 PSCR Year — In March 2016, DTE Electric filed its 2015 PSCR reconciliation. The Administrative Law Judge and certain intervenors in the reconciliation case have challenged the recovery of approximately $13 million of costs related to a customer settlement. Resolution of this matter is expected in 2017.
2016 DTE Main Electric Depreciation Case Filing
DTE Electric filed a depreciation case with the MPSC on November 1, 2016 requesting an increase in depreciation rates of $156 million when compared to current depreciation rates for Plant in service balances as of December 31, 2015. An MPSC order in this case is expected in 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 — EARNINGS PER SHARE
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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
Basic Earnings per Share
Net income attributable to DTE Energy Company	$400	$247
Less allocation of earnings to net restricted stock awards	(1)	—
Net income available to common shareholders — basic	$399	$247

Average number of common shares outstanding	179	179
Basic Earnings per Common Share	$2.23	$1.38

Diluted Earnings per Share
Net income attributable to DTE Energy Company	$400	$247
Less allocation of earnings to net restricted stock awards	(1)	—
Net income available to common shareholders — diluted	$399	$247

Average number of common shares outstanding	179	180
Diluted Earnings per Common Share(a)	$2.23	$1.37
_______________________________________

(a)
The October 2016 Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2017, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2017 and December 31, 2016. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2017					December 31, 2016
	Level 1	Level 2	Level 3	Netting(a)	Net Balance	Level 1	Level 2	Level 3	Netting(a)	Net Balance
	(In millions)
Assets:
Cash equivalents(b)	$14	$3	$—	$—	$17	$14	$3	$—	$—	$17
Nuclear decommissioning trusts(c)
Equity securities	890	—	—	—	890	887	—	—	—	887
Fixed income securities	11	460	—	—	471	11	414	—	—	425
Cash equivalents	3	—	—	—	3	8	—	—	—	8
Other investments(d)
Equity securities	110	—	—	—	110	104	—	—	—	104
Fixed income securities	63	—	—	—	63	61	—	—	—	61
Derivative assets
Commodity Contracts
Natural Gas	82	151	71	(206)	98	216	79	53	(306)	42
Electricity	—	152	34	(146)	40	—	154	39	(157)	36
Other	—	—	1	—	1	—	—	2	—	2
Foreign currency exchange contracts	—	5	—	(3)	2	—	6	—	(5)	1
Total derivative assets	82	308	106	(355)	141	216	239	94	(468)	81
Total	$1,173	$771	$106	$(355)	$1,695	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Derivative liabilities
Commodity Contracts
Natural Gas	$(82)	$(121)	$(86)	$202	$(87)	$(226)	$(86)	$(149)	$321	$(140)
Electricity	—	(157)	(40)	158	(39)	—	(159)	(30)	163	(26)
Other	—	—	(3)	3	—	—	—	(3)	2	(1)
Foreign currency exchange contracts	—	(2)	—	2	—	—	(3)	—	3	—
Total derivative liabilities	(82)	(280)	(129)	365	(126)	(226)	(248)	(182)	489	(167)
Total	$(82)	$(280)	$(129)	$365	$(126)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,091	$491	$(23)	$10	$1,569	$1,075	$408	$(88)	$21	$1,416
Assets:
Current	$78	$228	$60	$(281)	$85	$205	$199	$60	$(400)	$64
Noncurrent	1,095	543	46	(74)	1,610	1,096	457	34	(68)	1,519
Total Assets	$1,173	$771	$106	$(355)	$1,695	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Current	$(63)	$(213)	$(36)	$279	$(33)	$(203)	$(211)	$(79)	$424	$(69)
Noncurrent	(19)	(67)	(93)	86	(93)	(23)	(37)	(103)	65	(98)
Total Liabilities	$(82)	$(280)	$(129)	$365	$(126)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,091	$491	$(23)	$10	$1,569	$1,075	$408	$(88)	$21	$1,416
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At March 31, 2017 and December 31, 2016, available-for-sale securities of $17 million, included $7 million and $10 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)
At March 31, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $15 million. These commitments will be funded by existing nuclear decommissioning trust funds.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents(a)	$8	$3	$—	$11	$8	$3	$—	$11
Nuclear decommissioning trusts(b)
Equity securities	890	—	—	890	887	—	—	887
Fixed income securities	11	460	—	471	11	414	—	425
Cash equivalents	3	—	—	3	8	—	—	8
Other investments
Equity securities	9	—	—	9	9	—	—	9
Derivative assets — FTRs	—	—	1	1	—	—	2	2
Total	$921	$463	$1	$1,385	$923	$417	$2	$1,342

Assets:
Current	$8	$3	$1	$12	$8	$3	$2	$13
Noncurrent	913	460	—	1,373	915	414	—	1,329
Total Assets	$921	$463	$1	$1,385	$923	$417	$2	$1,342
_______________________________________

(a)
At March 31, 2017 and December 31, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position, respectively.

(b)
At March 31, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $15 million. These commitments will be funded by existing nuclear decommissioning trust funds.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(96)	$9	$(1)	$(88)	$(5)	$6	$(5)	$(4)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(1)	—	—	(1)
Total gains (losses)
Included in earnings	52	(9)	1	44	(20)	(58)	(1)	(79)
Recorded in Regulatory liabilities	—	—	2	2	—	—	(2)	(2)
Purchases, issuances, and settlements
Settlements	29	(6)	(4)	19	(8)	36	1	29
Net Liabilities as of March 31	$(15)	$(6)	$(2)	$(23)	$(34)	$(16)	$(7)	$(57)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$35	$(3)	$—	$32	$(72)	$(3)	$(1)	$(76)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net Assets as of January 1	$2	$3
Change in fair value recorded in Regulatory liabilities	2	(2)
Purchases, issuances, and settlements
Settlements	(3)	—
Net Assets as of March 31	$1	$1
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at March 31, 2017 and 2016 and reflected in DTE Electric's Consolidated Statements of Financial Position	$—	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three months ended March 31, 2017 and 2016, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$71	$(86)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(0.87)	—	$6.25	/MMBtu	$(0.14	)/MMBtu
Electricity	$34	$(40)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$8	/MWh	$1	/MWh

	December 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(149)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.00)	—	$7.90	/MMBtu	$(0.05	)/MMBtu
Electricity	$39	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$12	/MWh	$1	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$31	$—	$—	$31	$36	$—	$—	$36
Dividends payable	$148	$148	$—	$—	$148	$148	$—	$—
Short-term borrowings	$59	$—	$59	$—	$499	$—	$499	$—
Notes payable — Other(a)	$18	$—	$—	$18	$17	$—	$—	$17
Long-term debt(b)	$11,762	$1,505	$9,874	$1,044	$11,270	$1,465	$9,384	$1,056
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, premiums, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$—	$—	$—	$—	$5	$—	$—	$5
Short-term borrowings — affiliates	$205	$—	$—	$205	$117	$—	$—	$117
Short-term borrowings — other	$59	$—	$59	$—	$62	$—	$62	$—
Notes payable — Other(a)	$6	$—	$—	$6	$6	$—	$—	$6
Long-term debt(b)	$5,879	$—	$6,016	$262	$5,878	$—	$6,026	$264
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
For further fair value information on financial and derivative instruments, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2017	December 31, 2016
	(In millions)
Fermi 2	$1,350	$1,291
Fermi 1	3	3
Low-level radioactive waste	11	26
Total	$1,364	$1,320

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Realized gains	$23	$9
Realized losses	$(8)	$(15)
Proceeds from sale of securities	$394	$260
Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2017			December 31, 2016
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$890	$250	$(38)	$887	$222	$(46)
Fixed income securities	471	12	(4)	425	11	(5)
Cash equivalents	3	—	—	8	—	—
	$1,364	$262	$(42)	$1,320	$233	$(51)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2017
(In millions)
Due within one year	$19
Due after one through five years	109
Due after five through ten years	91
Due after ten years	252
$471
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
Other Securities
At March 31, 2017 and December 31, 2016, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three months ended March 31, 2017 and 2016. Gains related to trading securities held at March 31, 2017 and 2016 were $8 million and $5 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 — FINANCIAL AND OTHER DERIVATIVE INSTRUMENTS
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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2020. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
Gas Storage and Pipelines — This segment is primarily engaged in services related to the gathering, transportation, and storage of natural gas. Primarily fixed-priced contracts are used in the marketing and management of transportation and storage services. Generally, these contracts are not derivatives and are therefore accounted for under the accrual method.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2017 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity Contracts
Natural Gas	$304	$(289)	$348	$(461)
Electricity	186	(197)	193	(189)
Other	1	(3)	2	(3)
Foreign currency exchange contracts	5	(2)	6	(3)
Total derivatives not designated as hedging instruments	$496	$(491)	$549	$(656)

Current	$349	$(312)	$447	$(493)
Noncurrent	147	(179)	102	(163)
Total derivatives	$496	$(491)	$549	$(656)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the fair value of derivative instruments for DTE Electric:

	March 31, 2017	December 31, 2016
	(In millions)
FTRs — Other current assets	$1	$2
Total derivatives not designated as hedging instrument	$1	$2
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $3 million and $2 million outstanding at March 31, 2017 and December 31, 2016, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million and $2 million at March 31, 2017 and December 31, 2016, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $48 million and $34 million as of March 31, 2017 and December 31, 2016, respectively. DTE Energy had $3 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $13 million as of March 31, 2017. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $28 million as of December 31, 2016. DTE Energy recorded cash collateral paid of $41 million and cash collateral received of $3 million not related to unrealized derivative positions as of March 31, 2017. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $5 million not related to unrealized derivative positions as of December 31, 2016. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2017			December 31, 2016
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity Contracts
Natural Gas	$304	$(206)	$98	$348	$(306)	$42
Electricity	186	(146)	40	193	(157)	36
Other	1	—	1	2	—	2
Foreign currency exchange contracts	5	(3)	2	6	(5)	1
Total derivative assets	$496	$(355)	$141	$549	$(468)	$81

Derivative liabilities
Commodity Contracts
Natural Gas	$(289)	$202	$(87)	$(461)	$321	$(140)
Electricity	(197)	158	(39)	(189)	163	(26)
Other	(3)	3	—	(3)	2	(1)
Foreign currency exchange contracts	(2)	2	—	(3)	3	—
Total derivative liabilities	$(491)	$365	$(126)	$(656)	$489	$(167)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2017				December 31, 2016
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$349	$147	$(312)	$(179)	$447	$102	$(493)	$(163)
Counterparty netting	(278)	(74)	278	74	(396)	(65)	396	65
Collateral adjustment	(3)	—	1	12	(4)	(3)	28	—
Total derivatives as reported	$68	$73	$(33)	$(93)	$47	$34	$(69)	$(98)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2017	2016
		(In millions)
Commodity Contracts
Natural Gas	Operating Revenues — Non-utility operations	$57	$(56)
Natural Gas	Fuel, purchased power, and gas — non-utility	61	41
Electricity	Operating Revenues — Non-utility operations	(7)	(24)
Other	Operating Revenues — Non-utility operations	—	(2)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	—	(5)
Total		$111	$(46)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2017:

Commodity	Number of Units
Natural Gas (MMBtu)	1,781,816,780
Electricity (MWh)	35,032,431
Oil (Gallons)	12,936,000
Foreign Currency Exchange (Canadian dollars)	73,633,072
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $437 million.
As of March 31, 2017, DTE Energy had approximately $397 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $342 million. The net remaining amount of approximately $55 million is derived from the $437 million noted above.

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2017, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	March	Senior Notes(a)	3.80%	2027	$500
					$500
_______________________________________

(a)	Proceeds were used for repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2017, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	Various	Other Long-Term Debt	Various	2017	$5
					$5

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2017, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.53 to 1, 0.50 to 1, and 0.45 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at March 31, 2017 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019(a)	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2021	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at March 31, 2017
Commercial paper issuances	—	59	—	59
Letters of credit	139	—	—	139
	139	59	—	198
Net availability at March 31, 2017	$1,281	$341	$300	$1,922
_______________________________________

(a)
In February 2017, DTE Energy amended its $100 million letter of credit facility. The facility's maturity date was amended from February 2017 to February 2019. As part of this amendment, DTE Energy increased its $100 million letter of credit facility to $150 million.

In April 2017, DTE Energy, DTE Electric, and DTE Gas exercised the extension features in their revolving credit agreements to add one year to the existing maturities. Each of these revolvers' expirations were extended from April 2021 to April 2022.
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At March 31, 2017, a $35 million letter of credit was in place, raising the capacity under this facility to $135 million. The $35 million letter of credit is included in the table above. The amount outstanding under this agreement was $16 million and $50 million at March 31, 2017 and December 31, 2016, respectively, and was fully offset by the posted collateral.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOx. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce NOx, SO2, mercury, and other emissions. Additional rulemakings may occur over the next few years which could require additional controls for SO2, NOx, and other hazardous air pollutants.
The Cross State Air Pollution Rule (CSAPR), required further reductions of SO2 and NOx emissions beginning in January 2015. On September 7, 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the CSAPR Update Rule. Beginning in May 2017, this rule is expected to reduce summertime (May - September) NOx emissions from power plants in 22 states in the eastern half of the U.S., including DTE Electric facilities. The CSAPR Update Rule is intended to reduce air quality impacts of the interstate transport of air pollution on downwind areas' ability to meet the 2008 ozone National Ambient Air Quality Standards implementing power sector emission budgets and NOx allowance trading programs. DTE Electric expects to meet its obligations under CSAPR. DTE Electric does not expect this rule to have a material effect on its compliance program.
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. The EPA will designate areas as either attainment or non-attainment with ozone standards by October 2017. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA caused to be filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA caused to be filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge granted again DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed until the appeal is resolved by the Court of Appeals for the Sixth Circuit. Oral arguments for the appeal occurred in December 2015. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On February 24, 2017, DTE Energy and DTE Electric filed a petition with the Sixth Circuit Court for a rehearing and a rehearing en banc. The Court requested responses to the petition from the EPA and the Sierra Club, which were filed on April 3, 2017.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. It is not possible to determine the potential impact of this order on existing sources at this time.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2017 and December 31, 2016, DTE Electric had $8 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of CCR, commonly known as coal ash, became effective in October 2015. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. At certain facilities, the rule requires the installation of monitoring wells, compliance with groundwater standards, and the closure of basins at the end of the useful life of the associated power plant or as a basin becomes inactive. At other facilities, the rule requires ash laden waters be moved from earthen basins to steel and concrete tanks.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. The State of Michigan has issued a National Pollutant Discharge Elimination System permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits have been issued for other facilities, consequently no compliance timelines have been established. Under the current rule, certain ELG requirements would be required to be performed in conjunction with the CCR. Over the next six years, to comply with the ELG requirements of the November 2015 rules and for CCR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $309 million.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization wastewater, among others. The administrative stay will become effective when published in the Federal Register. The ELG compliance requirements, deadlines, and compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of four additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2017 and December 31, 2016, DTE Gas had $41 million and $43 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The District Attorney's office of Yolo County, California has been investigating the ash management and disposition practices of Woodland Biomass Power, Ltd., and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy (the Woodland Companies), a renewable wood-fired power generation facility. The District Attorney alleged that some of the ash generated at the Woodland Companies' generating facility should have been characterized and handled as hazardous waste under California regulation. DTE Energy is currently working through a final settlement, which includes reimbursement of the District Attorney's investigation costs. As of March 31, 2017, DTE Energy had approximately $4 million accrued for this matter. DTE Energy does not expect changes in estimated remediation and settlement costs to be materially different than the amounts accrued at March 31, 2017.
Other
In 2010, the EPA finalized a new one-hour SO2 ambient air quality standard that requires states to submit plans and associated timelines for non-attainment areas that demonstrate attainment with the new SO2 standard in three phases. Phase 1 addresses non-attainment areas designated based on ambient monitoring data. Phase 2 addresses non-attainment areas with large sources of SO2 and modeled concentrations exceeding the National Ambient Air Quality Standards for SO2. Phase 3 addresses smaller sources of SO2 with modeled or monitored exceedances of the new SO2 standard.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with MDEQ to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plans (SIPs) for Phase 2 areas describing the control strategy and timeline for demonstrating compliance with the new SO2 standard are due to the EPA by mid-2018. DTE Energy is currently working with the MDEQ to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy as it currently is under development.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2017 is approximately $620 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2017 is approximately $308 million. Payment under these guarantees is considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $53 million and $8 million, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at March 31, 2017. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2017, DTE Energy had approximately $56 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,800 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2017 and 2020.
Purchase Commitments
DTE Energy and DTE Electric expect that 2017 annual capital expenditures and contributions to equity method investees will be approximately $3.0 billion and $1.5 billion, respectively. The Registrants have made certain commitments in connection with the estimated 2017 annual capital expenditures and contributions to equity method investees.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 5 and 8 to the Consolidated Financial Statements, "Regulatory Matters," and "Financial and Other Derivative Instruments," respectively.

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended March 31,	(In millions)
Service cost	$24	$23	$7	$6
Interest cost	54	54	18	20
Expected return on plan assets	(78)	(77)	(33)	(32)
Amortization of:
Net actuarial loss	43	40	3	8
Prior service credit	—	—	(3)	(30)
Net periodic benefit cost (credit)	$43	$40	$(8)	$(28)
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended March 31,	(In millions)
Service cost	$18	$18	$5	$5
Interest cost	41	41	14	15
Expected return on plan assets	(55)	(55)	(23)	(23)
Amortization of:
Net actuarial loss	31	29	2	6
Prior service credit	—	—	(2)	(22)
Net periodic benefit cost (credit)	$35	$33	$(4)	$(19)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During the first three months of 2017, DTE Energy made cash contributions of $126 million, including contributions from DTE Electric of $125 million, to its pension plans. At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $180 million, including additional contributions from DTE Electric of $145 million, to its pension plans in 2017.
DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2017.

NOTE 13 — SEGMENT AND RELATED INFORMATION
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Electric	$12	$9
Gas	3	—
Gas Storage and Pipelines	7	2
Power and Industrial Projects	168	148
Energy Trading	11	10
Corporate and Other	1	—
	$202	$169

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Utility operations
Electric	$1,175	$1,153
Gas	557	520
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	105	67
Power and Industrial Projects	548	446
Energy Trading	1,052	549
Corporate and Other	1	—
Reconciliation and Eliminations	(202)	(169)
Total	$3,236	$2,566

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$106	$127
Gas	107	87
Gas Storage and Pipelines	45	30
Power and Industrial Projects	30	17
Energy Trading	96	(7)
Corporate and Other	16	(7)
Net Income Attributable to DTE Energy Company	$400	$247

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$400	$247
Diluted Earnings per Common Share	$2.23	$1.37
The increase in Net Income for the three months ended March 31, 2017 is primarily due to higher earnings in the Energy Trading and Gas segments, partially offset by lower earnings in the Electric segment.
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
DTE Electric's capital investments over the 2017-2021 period are estimated at $8.4 billion comprised of $3.2 billion for capital replacements and other projects, $3.2 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire an additional eight coal-fired generating units through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The retired facilities will be replaced with natural gas-fired generation and renewables. DTE Electric plans to build natural gas turbine plants to provide approximately 1,000 megawatts of energy between 2021 and 2023. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to be constructed and in service between 2018 and 2020, and 25 megawatts of company-owned solar projects which will be constructed and in service between 2019 and 2020. DTE Electric is also currently constructing 50 megawatts of solar generation expected to be in service mid-2017. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
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

DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOx. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce NOx, SO2, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for SO2, NOx, and other hazardous air pollutants. To comply with these requirements, DTE Electric spent approximately $2.4 billion through 2016. DTE Electric does not anticipate additional capital expenditures through 2023.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
For further discussion of environmental matters, see Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies."
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$106	$127
Gas	107	87
Gas Storage and Pipelines	45	30
Power and Industrial Projects	30	17
Energy Trading	96	(7)
Corporate and Other	16	(7)
Net Income Attributable to DTE Energy Company	$400	$247
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,175	$1,153
Fuel and purchased power — utility	314	335
Gross Margin	861	818
Operation and maintenance	383	324
Depreciation and amortization	181	176
Taxes other than income	80	73
Operating Income	217	245
Other (Income) and Deductions	54	48
Income Tax Expense	57	70
DTE Electric Net Income Attributable to DTE Energy Company	$106	$127
See DTE Electric's Consolidated Statements of Operations for a complete view of its results.
Gross Margin increased $43 million in the three months ended March 31, 2017. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.

The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$46
Base sales	2
Weather	(13)
Regulatory mechanisms and other	8
Increase in gross margin	$43

	Three Months Ended March 31,
	2017	2016
	(In thousands of MWh)
DTE Electric Sales
Residential	3,518	3,618
Commercial	4,083	4,109
Industrial	2,375	2,421
Other	79	78
	10,055	10,226
Interconnection sales(a)	672	693
Total DTE Electric Sales	10,727	10,919

DTE Electric Deliveries
Retail and wholesale	10,055	10,226
Electric retail access, including self-generators(b)	1,194	1,159
Total DTE Electric Sales and Deliveries	11,249	11,385
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $59 million in the three months ended March 31, 2017. The increase was primarily due to increased power plant generation expenses of $28 million related to outages, increased storm restoration expenses of $21 million, increased distribution operations expenses of $6 million, and increased benefits expense of $4 million. The increased power plant generation expenses include $9 million of costs related to the 2016 fire at a generation facility, which DTE Electric expects to be partially reimbursed by insurance proceeds.
Depreciation and amortization expense increased $5 million in the three months ended March 31, 2017. The increase was primarily due to $4 million of increased expenses due to an increased depreciable base and an increase of $4 million associated with the TRM, partially offset by a decrease of $3 million in amortization of regulatory assets.
Other (Income) and Deductions increased $6 million in the three months ended March 31, 2017. The increase was primarily due to lower interest income of $8 million related to a sales and use tax settlement received in 2016, partially offset by $3 million of higher investment earnings.
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

DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is due primarily to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5% on capital structure. DTE Electric anticipates self-implementing a rate increase in November 2017 with an MPSC order expected by April 2018.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Utility operations	$557	$520
Cost of gas — utility	221	233
Gross Margin	336	287
Operation and maintenance	107	96
Depreciation and amortization	30	26
Taxes other than income	20	19
Operating Income	179	146
Other (Income) and Deductions	13	11
Income Tax Expense	59	48
Net Income Attributable to DTE Energy Company	$107	$87
Gross Margin increased $49 million in the three months ended March 31, 2017. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various gross margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$54
Revenue decoupling mechanism	5
Weather	(12)
Other	2
Increase in gross margin	$49

	Three Months Ended March 31,
	2017	2016
	(In Bcf)
Gas Markets
Gas sales	53	55
End-user transportation	52	56
	105	111
Intermediate transportation	82	67
Total Gas sales	187	178
Operation and maintenance expense increased $11 million in the three months ended March 31, 2017. The increase was primarily due to increased employee benefits expenses of $8 million, increased corporate expenses of $2 million, and increased energy optimization expenses of $2 million, partially offset by decreased uncollectible expense of $1 million.

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
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$105	$67
Cost of gas — Non-utility	6	—
Operation and maintenance	19	16
Depreciation and amortization	19	8
Taxes other than income	3	1
Operating Income	58	42
Other (Income) and Deductions	(14)	(8)
Income Tax Expense	21	19
Net Income	51	31
Less: Net Income Attributable to Noncontrolling Interests	6	1
Net Income Attributable to DTE Energy Company	$45	$30
Operating Revenues — Non-utility operations increased $38 million in the three months ended March 31, 2017. The increase was primarily due to the acquisition of AGS and SGG and increased volumes from Susquehanna gathering.
Depreciation and amortization expense increased $11 million in the three months ended March 31, 2017. The increase is primarily due to the acquisition of AGS and SGG.
Other (Income) and Deductions increased $6 million in the three months ended March 31, 2017. This increase is primarily due to higher pipeline earnings from AFUDC recorded on the NEXUS Pipeline.
Net Income Attributable to Noncontrolling Interests increased $5 million in the three months ended March 31, 2017. The increase is primarily due to the acquisition of SGG.
See Note 4 to the Consolidated Financial Statements, "Acquisition," for discussion of the acquisition of AGS and SGG in October 2016.
Outlook — The Bluestone Pipeline expansion is expected to be in service in the second quarter of 2017. Additionally, the Susquehanna gathering system will be expanded with additional compression facilities and gathering lines as needed to accommodate shipper demand. DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of $435 million at March 31, 2017. A FERC application was filed in the fourth quarter of 2015. With the departure of one of the three remaining FERC commissioners on February 3, 2017, a necessary quorum of three FERC commissioners no longer exists, thereby delaying pipeline approvals until at least one new commissioner is appointed. Construction will commence as soon as the FERC order is received. Premised on a timely appointment of at least one FERC Commissioner, DTE Energy is targeting a year-end 2017 in-service date for the NEXUS Pipeline.

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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$548	$446
Fuel, purchased power, and gas — non-utility	486	383
Gross Margin	62	63
Operation and maintenance	82	75
Depreciation and amortization	18	18
Taxes other than income	4	5
Operating Loss	(42)	(35)
Other (Income) and Deductions	(16)	(14)
Income Taxes
Benefit	(6)	(5)
Production Tax Credits	(38)	(25)
	(44)	(30)
Net Income	18	9
Less: Net Loss Attributable to Noncontrolling Interests	(12)	(8)
Net Income Attributable to DTE Energy Company	$30	$17
Operating Revenues — Non-utility operations increased $102 million in the three months ended March 31, 2017. The increase was primarily due to $96 million associated with higher production in the REF business, and a $9 million increase primarily due to higher sales as a result of improved conditions in the steel business.
Gross Margin decreased $1 million in the three months ended March 31, 2017. The decrease was primarily due to $4 million of lower sales associated with expired contracts in the on-site business, and a $3 million decrease associated with production in the REF business, offset by a $9 million increase primarily due to higher sales as a result of improved business conditions in the steel business.
Operation and maintenance expense increased $7 million in the three months ended March 31, 2017. The increase was primarily due to $4 million of higher maintenance in the renewables projects, and $2 million of higher spending primarily due to new projects and higher production in the REF business.
Income Tax — Production Tax Credits increased by $13 million in the three months ended March 31, 2017. The increase was primarily due to new projects and higher production in the REF business.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at eleven sites including facilities located at eight third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of entering into a sub license agreement with a third-party owned and operated REF facility.

DTE Energy expects improved production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2017. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$1,052	$549
Purchased power and gas — non-utility	873	541
Gross Margin	179	8
Operation and maintenance	19	16
Depreciation and amortization	1	1
Taxes other than income	1	1
Operating Income (Loss)	158	(10)
Other (Income) and Deductions	1	1
Income Tax Expense (Benefit)	61	(4)
Net Income (Loss) Attributable to DTE Energy Company	$96	$(7)
Operating Revenues — Non-utility operations increased $503 million in the three months ended March 31, 2017. The increase was due primarily to high gas prices, primarily in the gas structured strategy.
Gross Margin increased $171 million in the three months ended March 31, 2017. The increase was due primarily to timing from MTM adjustments on certain transactions in the gas structured strategy.
The increase in Gross Margin in the three months ended March 31, 2017 represents a $91 million increase in unrealized margins and a $80 million increase in realized margins. The $91 million increase in unrealized margins was due to $103 million of favorable results, primarily in gas structured and power full requirements strategies, offset by $12 million of unfavorable results, primarily in power and gas trading strategies. The $80 million increase in realized margins was due to $85 million of favorable results, primarily in gas structured, gas storage, gas full requirements, and environmental, power and gas trading strategies, offset by $5 million of unfavorable results, primarily in the power full requirements strategy.
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $103 million of favorable unrealized results for the three months ended March 31, 2017, related to gas strategies was $95 million of timing related gains which will reverse in future periods as the underlying contracts settle. Included in the $85 million of favorable realized results for the three months ended March 31, 2017 related to gas strategies was $71 million of timing related losses recognized in previous periods that reversed as the underlying contracts settled.

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
See also the "Fair Value" section herein and Notes 7 and 8 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net income of $16 million in the three months ended March 31, 2017 represents an increase of $23 million from the net loss of $7 million in the comparable 2016 period. The increase was due primarily to effective income tax rate adjustments and $13 million of excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.

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

	Three Months Ended March 31,
	2017	2016
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities
Net Income	$394	$240
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	249	229
Nuclear fuel amortization	12	15
Allowance for equity funds used during construction	(7)	(5)
Deferred income taxes	100	80
Working capital and other	39	186
Net cash from operating activities	787	745
Investing Activities
Plant and equipment expenditures — utility	(533)	(394)
Plant and equipment expenditures — non-utility	(22)	(30)
Contributions to equity method investees	(112)	(26)
Other	26	13
Net cash used for investing activities	(641)	(437)
Financing Activities
Issuance of long-term debt, net of issuance costs	496	—
Redemption of long-term debt	(5)	(11)
Short-term borrowings, net	(440)	(134)
Repurchase of common stock	(51)	(33)
Dividends on common stock and other	(156)	(132)
Net cash used for financing activities	(156)	(310)
Net Decrease in Cash and Cash Equivalents	$(10)	$(2)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased by $42 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in operating cash flows reflects an increase to Net Income, Depreciation and amortization, and Deferred income taxes, partially offset by a decrease to working capital adjustments.
Cash used for Investing Activities
Cash inflows associated with investing activities are primarily generated from the sale of assets, while cash outflows are the result of plant and equipment expenditures. In any given year, DTE Energy looks to realize cash from under-performing or non-strategic assets or matured, fully valued assets.
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

Net cash used for investing activities increased by $204 million in 2017 due to increased capital expenditures by the utility business and increased contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop.
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
Net cash used for financing activities decreased by $154 million in 2017 due primarily to an increase in Issuance of long-term debt, partially offset by a decrease to Short-term borrowings, net and increased Repurchase of common stock and Dividends on common stock.
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
DTE Energy has approximately $10 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $2.0 billion of available liquidity at March 31, 2017, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $180 million, including contributions from DTE Electric of $145 million, to its pension plans in 2017. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2017.
Various subsidiaries and an equity investee of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $437 million.
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

See Notes 5, 9, 10, 11, and 12 to the Consolidated Financial Statements, "Regulatory Matters," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
FAIR VALUE
Derivatives are generally recorded at fair value and shown as Derivative assets or liabilities. Contracts DTE Energy typically classifies as derivative instruments include power, natural gas, oil, and certain coal forwards, futures, options and swaps, and foreign currency exchange contracts. Items DTE Energy does not generally account for as derivatives include natural gas inventory, pipeline transportation contracts, renewable energy credits, and storage assets. See Notes 7 and 8 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
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
The Registrants have established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further discussion of the fair value hierarchy, see Note 7 to the Consolidated Financial Statements, "Fair Value."
The following tables provide details on changes in DTE Energy's MTM net asset (or liability) position:

Three Months Ended
March 31, 2017
(In millions)
MTM at December 31, 2016	$(86)
Reclassified to realized upon settlement	(1)
Changes in fair value recorded to income	111
Amounts recorded to unrealized income	110
Changes in fair value recorded in regulatory liabilities	2
Change in collateral held for others	(11)
MTM at March 31, 2017	$15

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2020 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2017	2018	2019	2020 and Beyond	Total Fair Value
	(In millions)
Level 1	$(2)	$(1)	$4	$(1)	$—
Level 2	11	5	8	4	28
Level 3	1	13	4	(41)	(23)
MTM before collateral adjustments	$10	$17	$16	$(38)	5
Collateral adjustments					10
MTM at March 31, 2017					$15

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2017:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$210	$(1)	$209
BBB+ and BBB	230	—	230
BBB−	33	—	33
Total Investment Grade	473	(1)	472
Non-investment grade(b)	4	—	4
Internally Rated — investment grade(c)	331	—	331
Internally Rated — non-investment grade(d)	17	(2)	15
Total	$825	$(3)	$822
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

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented approximately 15% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2017, DTE Energy had a floating rate debt-to-total debt ratio of approximately 0.6%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analysis involved increasing and decreasing forward prices and rates at March 31, 2017 and 2016 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2017	2016	2017	2016	Change in the Fair Value of
	(In millions)
Gas contracts	$21	$17	$(21)	$(17)	Commodity contracts
Power contracts	$9	$17	$(10)	$(16)	Commodity contracts
Interest rate risk — DTE Energy	$(540)	$(356)	$526	$377	Long-term debt
Interest rate risk — DTE Electric	$(232)	$(214)	$249	$230	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting. In April 2017, DTE Energy implemented a new customer billing system which is designed to improve efficiency and enhance the customer experience.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting. In April 2017, DTE Electric implemented a new customer billing system which is designed to improve efficiency and enhance the customer experience.

Part II — Other Information

Item 1. Legal Proceedings
As a result of a multimedia inspection by the EPA, EES Coke, the Michigan coke battery facility, a wholly-owned subsidiary of DTE Energy, received two FOVs in 2015 related to: 1) failing to repeat benzene sampling of waste streams due to a process change and use of calibration gas that is inconsistent with the applicable regulation; and 2) alleged deficiencies in its oil pollution prevention measures and spill prevention, control and countermeasures plan. EES Coke is currently working with the EPA to address the alleged violations. At this time, DTE Energy cannot predict the impact of the final settlement.
For more information on legal proceedings and matters related to the Registrants, see Notes 5 and 11 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2016 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2017:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2017 — 01/31/2017	2,232	$95.68	—	—	—
02/01/2017 — 02/28/2017	568,633	$97.95	—	—	—
03/01/2017 — 03/31/2017	1,014	$93.45	—	—	—
Total	571,879		—
_______________________________________

(a)
Represents shares of DTE Energy common stock purchased on the open market to provide shares to participants under various employee compensation and incentive programs. This also includes shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

4.298
Supplemental Indenture, dated as of March 1, 2017 to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (2017 Series A)
X

12.75	Computation of Ratio of Earnings to Fixed Charges	X

12.76	Computation of Ratio of Earnings to Fixed Charges		X

31.129	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.130	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.131	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.132	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.129	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.130	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.131	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.132	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 26, 2017
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)