Form 10-Q
period 2017-06-30
DTE ENERGY CO; DTE Electric Co
filed 2017-07-26
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at June 30, 2017:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,393,579

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 Equity Units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

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

SO2	Sulfur Dioxide

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of the Registrants. Words such as “anticipate,” “believe,” “expect,” “may,” “could,” “projected,” “aspiration,” “plans,” and “goals” signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of the Registrants including, but not limited to, the following:

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,423	$1,435	$3,141	$3,099
Non-utility operations	1,432	827	2,950	1,729
	2,855	2,262	6,091	4,828

Operating Expenses
Fuel, purchased power, and gas — utility	396	414	925	979
Fuel, purchased power, and gas — non-utility	1,248	717	2,428	1,493
Operation and maintenance	559	542	1,159	1,058
Depreciation and amortization	249	243	498	472
Taxes other than income	97	91	206	190
Asset (gains) losses and impairments, net	3	(1)	3	(1)
	2,552	2,006	5,219	4,191
Operating Income	303	256	872	637

Other (Income) and Deductions
Interest expense	133	114	258	227
Interest income	(2)	(3)	(5)	(14)
Other income	(66)	(57)	(130)	(109)
Other expenses	6	7	13	15
	71	61	136	119
Income Before Income Taxes	232	195	736	518

Income Tax Expense	57	50	167	133

Net Income	175	145	569	385

Less: Net Loss Attributable to Noncontrolling Interests	(2)	(7)	(8)	(14)

Net Income Attributable to DTE Energy Company	$177	$152	$577	$399

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.99	$0.84	$3.21	$2.22

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$0.99	$0.84	$3.21	$2.22

Weighted Average Common Shares Outstanding
Basic	179	179	179	179
Diluted	179	180	179	180
Dividends Declared per Common Share	$0.825	$0.73	$1.65	$1.46

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Income	$175	$145	$569	$385

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $2, $(1), $4, and $1, respectively	3	(1)	7	2
Net unrealized gains on investments during the period, net of taxes of $—, respectively	1	—	1	—
Foreign currency translation	—	(1)	—	1
Other comprehensive income (loss)	4	(2)	8	3

Comprehensive income	179	143	577	388
Less: Comprehensive loss attributable to noncontrolling interests	(2)	(7)	(8)	(14)
Comprehensive Income Attributable to DTE Energy Company	$181	$150	$585	$402

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$62	$92
Restricted cash	22	21
Accounts receivable (less allowance for doubtful accounts of $36 and $41, respectively)
Customer	1,451	1,522
Other	92	71
Inventories
Fuel and gas	353	416
Materials and supplies	390	356
Derivative assets	81	47
Regulatory assets	12	42
Other	168	195
	2,631	2,762
Investments
Nuclear decommissioning trust funds	1,392	1,320
Investments in equity method investees	941	752
Other	217	201
	2,550	2,273
Property
Property, plant, and equipment	30,599	30,029
Accumulated depreciation and amortization	(10,536)	(10,299)
	20,063	19,730
Other Assets
Goodwill	2,291	2,286
Regulatory assets	3,861	3,871
Intangible assets	890	842
Notes receivable	70	73
Derivative assets	58	34
Other	168	170
	7,338	7,276
Total Assets	$32,582	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$988	$1,079
Accrued interest	105	96
Dividends payable	296	148
Short-term borrowings	420	499
Current portion long-term debt, including capital leases	412	14
Derivative liabilities	39	69
Gas inventory equalization	35	—
Regulatory liabilities	61	34
Other	391	498
	2,747	2,437
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	10,600	10,506
Junior subordinated debentures	756	756
Capital lease obligations	2	7
	11,358	11,269
Other Liabilities
Deferred income taxes	4,293	4,162
Regulatory liabilities	551	555
Asset retirement obligations	2,261	2,197
Unamortized investment tax credit	138	93
Derivative liabilities	63	98
Accrued pension liability	1,019	1,152
Accrued postretirement liability	36	36
Nuclear decommissioning	206	194
Other	339	349
	8,906	8,836
Commitments and Contingencies (Notes 5 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,393,579 and 179,432,581 shares issued and outstanding, respectively	3,968	4,030
Retained earnings	5,245	5,114
Accumulated other comprehensive loss	(125)	(133)
Total DTE Energy Company Equity	9,088	9,011
Noncontrolling interests	483	488
Total Equity	9,571	9,499
Total Liabilities and Equity	$32,582	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
Operating Activities
Net Income	$569	$385
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	498	472
Nuclear fuel amortization	24	29
Allowance for equity funds used during construction	(12)	(10)
Deferred income taxes	164	134
Equity earnings of equity method investees	(51)	(35)
Dividends from equity method investees	37	33
Asset (gains) losses and impairments, net	3	—
Changes in assets and liabilities:
Accounts receivable, net	49	81
Inventories	32	86
Accounts payable	23	(10)
Gas inventory equalization	35	46
Accrued pension liability	(133)	3
Accrued postretirement liability	—	(53)
Derivative assets and liabilities	(123)	93
Regulatory assets and liabilities	216	71
Other current and noncurrent assets and liabilities	(148)	(49)
Net cash from operating activities	1,183	1,276
Investing Activities
Plant and equipment expenditures — utility	(968)	(797)
Plant and equipment expenditures — non-utility	(68)	(64)
Proceeds from sale of nuclear decommissioning trust fund assets	705	741
Investment in nuclear decommissioning trust funds	(688)	(744)
Distributions from equity method investees	7	7
Contributions to equity method investees	(175)	(121)
Other	(62)	40
Net cash used for investing activities	(1,249)	(938)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	588
Redemption of long-term debt	(6)	(313)
Short-term borrowings, net	(79)	(324)
Repurchase of common stock	(51)	(33)
Dividends on common stock	(296)	(262)
Other	(27)	1
Net cash from (used for) financing activities	36	(343)
Net Decrease in Cash and Cash Equivalents	(30)	(5)
Cash and Cash Equivalents at Beginning of Period	92	37
Cash and Cash Equivalents at End of Period	$62	$32

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$218	$154

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	577	—	(8)	569
Dividends declared on common stock	—	—	(444)	—	—	(444)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Benefit obligations, net of tax	—	—	—	7	—	7
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	485	(11)	(2)	—	3	(10)
Balance, June 30, 2017	179,394	$3,968	$5,245	$(125)	$483	$9,571

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,218	$1,215	$2,393	$2,368

Operating Expenses
Fuel and purchased power — utility	355	361	669	696
Operation and maintenance	336	332	719	656
Depreciation and amortization	180	187	361	363
Taxes other than income	75	70	155	143
	946	950	1,904	1,858
Operating Income	272	265	489	510

Other (Income) and Deductions
Interest expense	72	65	138	130
Interest income	—	—	—	(8)
Other income	(17)	(17)	(36)	(33)
Other expenses	5	6	12	13
	60	54	114	102
Income Before Income Taxes	212	211	375	408

Income Tax Expense	74	76	131	146

Net Income	$138	$135	$244	$262

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Income	$138	$135	$244	$262
Other comprehensive income	—	—	—	—
Comprehensive Income	$138	$135	$244	$262

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	June 30,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$9	$13
Accounts receivable (less allowance for doubtful accounts of $20 and $25, respectively)
Customer	742	728
Affiliates	15	12
Other	48	29
Inventories
Fuel	184	225
Materials and supplies	292	271
Regulatory assets	8	36
Other	62	63
	1,360	1,377
Investments
Nuclear decommissioning trust funds	1,392	1,320
Other	35	36
	1,427	1,356
Property
Property, plant, and equipment	22,436	22,094
Accumulated depreciation and amortization	(7,881)	(7,721)
	14,555	14,373
Other Assets
Regulatory assets	3,129	3,113
Intangible assets	34	31
Prepaid postretirement costs — affiliates	114	114
Other	125	125
	3,402	3,383
Total Assets	$20,744	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	June 30,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$48	$58
Other	359	452
Accrued interest	66	65
Current portion long-term debt, including capital leases	305	6
Regulatory liabilities	56	27
Short-term borrowings
Affiliates	78	117
Other	326	62
Other	133	146
	1,371	933
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	5,580	5,878
Capital lease obligations	2	7
	5,582	5,885
Other Liabilities
Deferred income taxes	3,872	3,793
Regulatory liabilities	248	229
Asset retirement obligations	2,070	2,012
Unamortized investment tax credit	135	90
Nuclear decommissioning	206	194
Accrued pension liability — affiliates	886	1,008
Accrued postretirement liability — affiliates	271	269
Other	80	81
	7,768	7,676
Commitments and Contingencies (Notes 5 and 11)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,206	4,206
Retained earnings	1,815	1,787
Accumulated other comprehensive income	2	2
Total Shareholder’s Equity	6,023	5,995
Total Liabilities and Shareholder’s Equity	$20,744	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
Operating Activities
Net Income	$244	$262
Adjustments to reconcile Net Income to net cash from operating activities:
Depreciation and amortization	361	363
Nuclear fuel amortization	24	29
Allowance for equity funds used during construction	(10)	(9)
Deferred income taxes	130	146
Changes in assets and liabilities:
Accounts receivable, net	(36)	(32)
Inventories	23	25
Accounts payable	(4)	32
Accrued pension liability — affiliates	(122)	5
Accrued postretirement liability — affiliates	2	(34)
Regulatory assets and liabilities	193	82
Other current and noncurrent assets and liabilities	(91)	(44)
Net cash from operating activities	714	825
Investing Activities
Plant and equipment expenditures	(737)	(640)
Proceeds from sale of assets	—	6
Notes receivable, including affiliates	5	(62)
Proceeds from sale of nuclear decommissioning trust fund assets	705	741
Investment in nuclear decommissioning trust funds	(688)	(744)
Other	(5)	36
Net cash used for investing activities	(720)	(663)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	297
Redemption of long-term debt	—	(10)
Short-term borrowings, net — affiliate	(39)	33
Short-term borrowings, net — other	264	(272)
Dividends on common stock	(216)	(210)
Other	(7)	(2)
Net cash from (used for) financing activities	2	(164)
Net Decrease in Cash and Cash Equivalents	(4)	(2)
Cash and Cash Equivalents at Beginning of Period	13	15
Cash and Cash Equivalents at End of Period	$9	$13

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$133	$112

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	244	—	244
Dividends declared on common stock	—	—	—	(216)	—	(216)
Balance, June 30, 2017	138,632	$1,386	$2,820	$1,815	$2	$6,023

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Acquisition	DTE Energy
Note 5	Regulatory Matters	DTE Energy and DTE Electric
Note 6	Earnings per Share	DTE Energy
Note 7	Fair Value	DTE Energy and DTE Electric
Note 8	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 9	Long-Term Debt	DTE Energy and DTE Electric
Note 10	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 11	Commitments and Contingencies	DTE Energy and DTE Electric
Note 12	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 13	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

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
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of June 30, 2017, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of June 30, 2017, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure is generally limited to its investment, notes receivable, and future funding commitments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of June 30, 2017 and December 31, 2016. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	June 30, 2017			December 31, 2016
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$33	$15	$48	$36	$27	$63
Restricted cash	—	7	7	—	7	7
Accounts receivable	9	36	45	8	34	42
Inventories	3	62	65	3	112	115
Property, plant, and equipment, net	395	71	466	398	76	474
Goodwill	22	—	22	17	—	17
Intangible assets	580	—	580	586	—	586
Other current and long-term assets	1	—	1	1	1	2
	$1,043	$191	$1,234	$1,049	$257	$1,306

LIABILITIES
Accounts payable and accrued current liabilities	$20	$37	$57	$19	$32	$51
Current portion long-term debt, including capital leases	—	4	4	—	5	5
Mortgage bonds, notes, and other	—	3	3	—	5	5
Other current and long-term liabilities	2	15	17	2	15	17
	$22	$59	$81	$21	$57	$78
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Investments in equity method investees	$182	$187
Notes receivable	$17	$15
Future funding commitments	$15	$7

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Equity earnings of equity method investees	$25	$20	$51	$35
Income from REF entities	22	20	40	39
Gains from trading securities	5	5	13	10
Allowance for equity funds used during construction	5	5	12	10
Contract services	4	5	8	11
Other	5	2	6	4
	$66	$57	$130	$109
The following is a summary of DTE Electric's Other income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gains from trading securities allocated from DTE Energy	$5	$5	$13	$10
Contract services	5	5	9	11
Allowance for equity funds used during construction	4	5	10	9
Equity earnings of equity method investees	1	1	1	1
Other	2	1	3	2
	$17	$17	$36	$33
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2017 and 2016, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.
Income Taxes
The effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
DTE Energy	25%	26%	23%	26%
DTE Electric	35%	36%	35%	36%
The 3% decrease in DTE Energy's effective tax rate for the six months ended June 30, 2017 was primarily due to $13 million of excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.
DTE Energy's total amount of unrecognized tax benefits as of June 30, 2017 and December 31, 2016 was $10 million. The amount, if recognized, that would favorably impact DTE Energy's effective tax rate as of June 30, 2017 and December 31, 2016 was $6 million and $7 million, respectively. DTE Electric's total amount of unrecognized tax benefits as of June 30, 2017 and December 31, 2016 was $13 million, of which $8 million, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Electric had income tax receivables with DTE Energy of $9 million at June 30, 2017 and December 31, 2016.
Unrecognized Compensation Costs
As of June 30, 2017, DTE Energy had $83 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.60 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $9 million for the three months ended June 30, 2017 and 2016, respectively, while such allocation was $18 million and $19 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. The ASU replaces the current lower of cost or market test with a lower of cost or net realizable value test when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. It was applied prospectively. The Registrants adopted this ASU at January 1, 2017. The adoption of the ASU did not have a significant impact on the Registrants' Consolidated Financial Statements.
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied retrospectively. The Registrants will adopt the standard effective January 1, 2018. The Registrants are currently assessing the impact of the ASU, as amended, on their Consolidated Financial Statements as well as the transition method the Registrants will use to adopt the guidance. The Registrants have completed the preliminary evaluations of the impact of this guidance and do not expect the ASU to significantly affect results of operations for tariff-based sales, which represent a majority of the Registrants' revenues, and the remaining non-tariff revenues. The Registrants will continue to evaluate the impact of the ASU on existing revenue recognition policies and procedures and monitor the unresolved industry-related issues. The previously disclosed issue regarding contributions in aid of construction (CIAC) has been resolved, subject to finalization of implementation guidance. The Registrants do not expect CIAC to be in the scope of the ASU, therefore, the accounting will not change as a result of ASC 606. Based on recent developments in the industry-related issue resolution process, accounting for certain contracts where collectibility is in question is not expected to result in a significant change. The Registrants are evaluating information that would be useful for users of the Consolidated Financial Statements and have determined the ASU will result in additional disclosures for revenue compared to the current guidance.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases. Both leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Registrants do not plan to early adopt the standard. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants expect an increase in assets and liabilities, however, they are currently assessing the impact of this ASU on their Consolidated Financial Statements. This assessment includes monitoring unresolved utility industry implementation guidance.

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
DTE Energy has applied purchase accounting to the acquired entities. The allocation of the purchase price included in the Consolidated Statements of Financial Position is preliminary and may be revised up to one year from the date of acquisition due to adjustments in the estimated fair value of the assets acquired and the liabilities assumed. The purchase price is subject to (i) final working capital settlement adjustments and (ii) resolution of any indemnification claims that might be deducted from the $130 million of cash consideration paid and held in escrow. As such, DTE Energy cannot estimate the potential amount of the additional revisions to the purchase price allocation in 2017. The excess purchase price over the fair value of net assets acquired was classified as goodwill. Through the second quarter of 2017, the final working capital adjustments and certain indemnification claims were settled, resulting in purchase accounting adjustments of approximately $5 million of additional goodwill. As of June 30, 2017, total goodwill was approximately $273 million. The remaining cash consideration held in escrow as of June 30, 2017 was approximately $28 million. The factors contributing to the recognition of goodwill are based on various strategic benefits that are expected to be realized from the AGS and SGG acquisition. The acquisition provides DTE Energy with a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities. The goodwill is expected to be deductible for income tax purposes.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The preliminary allocation of the purchase price was based on estimated fair values of the AGS and SGG assets acquired and liabilities assumed at the date of acquisition, October 1, 2016. The components of the preliminary purchase price allocation, inclusive of purchase accounting adjustments, are as follows:

(In millions)
Assets
Cash	$83
Accounts receivable	24
Inventory	6
Property, plant, and equipment, net	730
Goodwill	273
Customer relationship intangibles	770
Other current assets	1
$1,887
Liabilities
Accounts payable	$19
Other current liabilities	14
Long-term debt	204
Other long-term liabilities	26
$263
Less: Noncontrolling interest	392
Total cash consideration	$1,232
The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $770 million as of the acquisition date. The fair value of the intangible assets acquired was estimated by applying the income approach. The income approach was based upon discounted projected future cash flows attributable to the existing contracts and agreements. The fair value measurement was based on significant unobservable inputs, including management estimates and assumptions, and thus represents a Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs included revenue and expense projections and discount rates based on the risks associated with the entities. The intangible assets are amortized on a straight-line basis over a period of 40 years, which is based on the number of years the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts with a weighted-average amortization life of 10 years and expected renewal rates, based on the estimated volume and production lives of gas resources in the region.
The fair value of the noncontrolling interest in the table above was derived based on the purchase price DTE Energy paid for the 55% interest in SGG.
DTE Energy evaluated pre-acquisition contingencies relating to AGS and SGG that existed as of the acquisition date. Based on the evaluation, DTE Energy determined that $39 million of certain pre-acquisition contingencies, related to repairing existing rights-of-way, are probable in nature and estimable as of the acquisition date. Accordingly, DTE Energy recorded its best estimates for these contingencies as part of the purchase accounting for AGS and SGG.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REGULATORY MATTERS
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. On April 28, 2017, DTE Electric filed to refund its customers their pro-rata share of the revenue collected through the self-implementation surcharge in effect from August 1, 2016 through February 7, 2017. As of June 30, 2017, DTE Electric has recorded a refund liability of $37 million, representing the total estimated refund due to customers, inclusive of interest.
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5% on capital structure. To mitigate the impact to its customers regarding ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Electric suggested regulatory accounting treatment for the pension and postretirement cost components previously included as capital overhead. If the MPSC adopts DTE Electric's suggestion, the rate request will be reduced. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." DTE Electric anticipates self-implementing a rate increase in November 2017, with an MPSC order expected by April 2018.
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
2015 PSCR Year — In March 2016, DTE Electric filed its 2015 PSCR reconciliation that included the recovery of approximately $13 million of costs related to the pass through of a billing adjustment associated with a previous MPSC ordered customer refund. On July 12, 2017, the MPSC issued an order that disallowed recovery of this 2015 PSCR billing adjustment pass through of approximately $16 million, inclusive of interest. DTE Electric recorded the impact of this disallowance in the second quarter of 2017.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$177	$152	$577	$399
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — basic	$177	$152	$576	$398

Average number of common shares outstanding	179	179	179	179
Basic Earnings per Common Share	$0.99	$0.84	$3.21	$2.22

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$177	$152	$577	$399
Less: Allocation of earnings to net restricted stock awards	—	—	1	1
Net income available to common shareholders — diluted	$177	$152	$576	$398

Average number of common shares outstanding	179	179	179	179
Incremental shares attributable to:
Average dilutive performance share awards and stock options(a)	—	1	—	1
Average number of common shares outstanding — diluted	179	180	179	180
Diluted Earnings per Common Share	$0.99	$0.84	$3.21	$2.22
_______________________________________

(a)
The 2016 equity units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at June 30, 2017 and December 31, 2016. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	June 30, 2017					December 31, 2016
	Level 1	Level 2	Level 3	Netting(a)	Net Balance	Level 1	Level 2	Level 3	Netting(a)	Net Balance
	(In millions)
Assets:
Cash equivalents(b)	$15	$3	$—	$—	$18	$14	$3	$—	$—	$17
Nuclear decommissioning trusts(c)
Equity securities	911	—	—	—	911	887	—	—	—	887
Fixed income securities	9	470	—	—	479	11	414	—	—	425
Cash equivalents	2	—	—	—	2	8	—	—	—	8
Other investments(d)
Equity securities	114	—	—	—	114	104	—	—	—	104
Fixed income securities	65	—	—	—	65	61	—	—	—	61
Derivative assets
Commodity Contracts
Natural Gas	74	96	56	(155)	71	216	79	53	(306)	42
Electricity	—	206	60	(207)	59	—	154	39	(157)	36
Other	—	—	8	—	8	—	—	2	—	2
Foreign currency exchange contracts	—	3	—	(2)	1	—	6	—	(5)	1
Total derivative assets	74	305	124	(364)	139	216	239	94	(468)	81
Total	$1,190	$778	$124	$(364)	$1,728	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Derivative liabilities
Commodity Contracts
Natural Gas	$(74)	$(69)	$(73)	$156	$(60)	$(226)	$(86)	$(149)	$321	$(140)
Electricity	—	(214)	(54)	227	(41)	—	(159)	(30)	163	(26)
Other	—	—	(3)	3	—	—	—	(3)	2	(1)
Foreign currency exchange contracts	—	(2)	—	1	(1)	—	(3)	—	3	—
Total derivative liabilities	(74)	(285)	(130)	387	(102)	(226)	(248)	(182)	489	(167)
Total	$(74)	$(285)	$(130)	$387	$(102)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,116	$493	$(6)	$23	$1,626	$1,075	$408	$(88)	$21	$1,416
Assets:
Current	$74	$225	$74	$(274)	$99	$205	$199	$60	$(400)	$64
Noncurrent	1,116	553	50	(90)	1,629	1,096	457	34	(68)	1,519
Total Assets	$1,190	$778	$124	$(364)	$1,728	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Current	$(61)	$(215)	$(58)	$295	$(39)	$(203)	$(211)	$(79)	$424	$(69)
Noncurrent	(13)	(70)	(72)	92	(63)	(23)	(37)	(103)	65	(98)
Total Liabilities	$(74)	$(285)	$(130)	$387	$(102)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,116	$493	$(6)	$23	$1,626	$1,075	$408	$(88)	$21	$1,416
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At June 30, 2017, available-for-sale securities of $18 million, included $7 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2016, available-for-sale securities of $17 million, included $7 million and $10 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)
At June 30, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $15 million. These commitments will be funded by existing nuclear decommissioning trust funds.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents(a)	$8	$3	$—	$11	$8	$3	$—	$11
Nuclear decommissioning trusts(b)
Equity securities	911	—	—	911	887	—	—	887
Fixed income securities	9	470	—	479	11	414	—	425
Cash equivalents	2	—	—	2	8	—	—	8
Other investments
Equity securities	9	—	—	9	9	—	—	9
Derivative assets — FTRs	—	—	8	8	—	—	2	2
Total	$939	$473	$8	$1,420	$923	$417	$2	$1,342

Assets:
Current	$8	$3	$8	$19	$8	$3	$2	$13
Noncurrent	931	470	—	1,401	915	414	—	1,329
Total Assets	$939	$473	$8	$1,420	$923	$417	$2	$1,342
_______________________________________

(a)
At June 30, 2017 and December 31, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position, respectively.

(b)
At June 30, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $15 million. These commitments will be funded by existing nuclear decommissioning trust funds.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Liabilities as of March 31	$(15)	$(6)	$(2)	$(23)	$(34)	$(16)	$(7)	$(57)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(6)	21	—	15	(36)	12	2	(22)
Recorded in Regulatory liabilities	—	—	11	11	—	—	6	6
Purchases, issuances, and settlements
Purchases	—	—	—	—	—	1	—	1
Settlements	4	(9)	(4)	(9)	8	(3)	(2)	3
Net Assets (Liabilities) as of June 30	$(17)	$6	$5	$(6)	$(62)	$(6)	$(1)	$(69)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(20)	$20	$—	$—	$(41)	$(4)	$2	$(43)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(96)	$9	$(1)	$(88)	$(5)	$6	$(5)	$(4)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(1)	—	—	(1)
Total gains (losses)
Included in earnings	46	11	1	58	(56)	(46)	1	(101)
Recorded in Regulatory liabilities	—	—	13	13	—	—	4	4
Purchases, issuances, and settlements
Issuances	—	—	—	—	—	1	—	1
Settlements	33	(14)	(8)	11	—	33	(1)	32
Net Assets (Liabilities) as of June 30	$(17)	$6	$5	$(6)	$(62)	$(6)	$(1)	$(69)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$16	$17	$(1)	$32	$(113)	$(7)	$1	$(119)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Assets as of beginning of period	$1	$1	$2	$3
Change in fair value recorded in Regulatory liabilities	11	6	13	4
Purchases, issuances, and settlements
Settlements	(4)	(3)	(7)	(3)
Net Assets as of June 30	$8	$4	$8	$4
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at June 30, 2017 and 2016 and reflected in DTE Electric's Consolidated Statements of Financial Position	$8	$4	$8	$4
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and six months ended June 30, 2017 and 2016, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	June 30, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$56	$(73)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.30)	—	$6.35	/MMBtu	$(0.08	)/MMBtu
Electricity	$60	$(54)	Discounted Cash Flow	Forward basis price (per MWh)	$(4)	—	$8	/MWh	$1	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(149)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.00)	—	$7.90	/MMBtu	$(0.05	)/MMBtu
Electricity	$39	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$12	/MWh	$1	/MWh
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
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	June 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$33	$—	$—	$33	$36	$—	$—	$36
Dividends payable	$296	$296	$—	$—	$148	$148	$—	$—
Short-term borrowings	$420	$—	$420	$—	$499	$—	$499	$—
Notes payable — Other(a)	$17	$—	$—	$17	$17	$—	$—	$17
Long-term debt(b)	$11,762	$1,553	$10,241	$830	$11,270	$1,465	$9,384	$1,056
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, premiums, and issuance costs. Excludes Capital lease obligations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	June 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$—	$—	$—	$—	$5	$—	$—	$5
Short-term borrowings — affiliates	$78	$—	$—	$78	$117	$—	$—	$117
Short-term borrowings — other	$326	$—	$326	$—	$62	$—	$62	$—
Notes payable — Other(a)	$5	$—	$—	$5	$6	$—	$—	$6
Long-term debt(b)	$5,880	$—	$6,214	$160	$5,878	$—	$6,026	$264
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	June 30, 2017	December 31, 2016
	(In millions)
Fermi 2	$1,377	$1,291
Fermi 1	3	3
Low-level radioactive waste	12	26
Total	$1,392	$1,320
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Realized gains	$26	$37	$49	$46
Realized losses	$(8)	$(25)	$(16)	$(40)
Proceeds from sale of securities	$311	$481	$705	$741
Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	June 30, 2017			December 31, 2016
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$911	$257	$(38)	$887	$222	$(46)
Fixed income securities	479	14	(3)	425	11	(5)
Cash equivalents	2	—	—	8	—	—
	$1,392	$271	$(41)	$1,320	$233	$(51)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

June 30, 2017
(In millions)
Due within one year	$15
Due after one through five years	99
Due after five through ten years	103
Due after ten years	262
$479
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
Other Securities
At June 30, 2017 and December 31, 2016, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three and six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017 and 2016, gains related to trading securities held at June 30, 2017 and 2016 were $5 million for the Registrants. For the six months ended June 30, 2017 and 2016, gains related to trading securities held at June 30, 2017 and 2016 were $13 million and $10 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its June 30, 2017 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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

The following table presents the fair value of derivative instruments for DTE Energy:

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity Contracts
Natural Gas	$226	$(216)	$348	$(461)
Electricity	266	(268)	193	(189)
Other	8	(3)	2	(3)
Foreign currency exchange contracts	3	(2)	6	(3)
Total derivatives not designated as hedging instruments	$503	$(489)	$549	$(656)

Current	$355	$(334)	$447	$(493)
Noncurrent	148	(155)	102	(163)
Total derivatives	$503	$(489)	$549	$(656)
The following table presents the fair value of derivative instruments for DTE Electric:

	June 30, 2017	December 31, 2016
	(In millions)
FTRs — Other current assets	$8	$2
Total derivatives not designated as hedging instrument	$8	$2

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $1 million and $2 million outstanding at June 30, 2017 and December 31, 2016, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $3 million and $2 million at June 30, 2017 and December 31, 2016, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $44 million and $34 million as of June 30, 2017 and December 31, 2016, respectively. DTE Energy had $1 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $24 million as of June 30, 2017. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $28 million as of December 31, 2016. DTE Energy recorded cash collateral paid of $23 million and cash collateral received of $2 million not related to unrealized derivative positions as of June 30, 2017. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $5 million not related to unrealized derivative positions as of December 31, 2016. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	June 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity Contracts
Natural Gas	$226	$(155)	$71	$348	$(306)	$42
Electricity	266	(207)	59	193	(157)	36
Other	8	—	8	2	—	2
Foreign currency exchange contracts	3	(2)	1	6	(5)	1
Total derivative assets	$503	$(364)	$139	$549	$(468)	$81

Derivative liabilities
Commodity Contracts
Natural Gas	$(216)	$156	$(60)	$(461)	$321	$(140)
Electricity	(268)	227	(41)	(189)	163	(26)
Other	(3)	3	—	(3)	2	(1)
Foreign currency exchange contracts	(2)	1	(1)	(3)	3	—
Total derivative liabilities	$(489)	$387	$(102)	$(656)	$489	$(167)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	June 30, 2017				December 31, 2016
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$355	$148	$(334)	$(155)	$447	$102	$(493)	$(163)
Counterparty netting	(273)	(90)	273	90	(396)	(65)	396	65
Collateral adjustment	(1)	—	22	2	(4)	(3)	28	—
Total derivatives as reported	$81	$58	$(39)	$(63)	$47	$34	$(69)	$(98)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2017	2016	2017	2016
		(In millions)
Commodity Contracts
Natural Gas	Operating Revenues — Non-utility operations	$20	$(30)	$77	$(86)
Natural Gas	Fuel, purchased power, and gas — non-utility	(15)	(9)	46	32
Electricity	Operating Revenues — Non-utility operations	13	19	6	(5)
Other	Operating Revenues — Non-utility operations	(1)	—	(1)	(2)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(1)	1	(1)	(4)
Total		$16	$(19)	$127	$(65)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of June 30, 2017:

Commodity	Number of Units
Natural Gas (MMBtu)	1,751,695,227
Electricity (MWh)	33,160,985
Oil (Gallons)	10,584,000
Foreign Currency Exchange (Canadian dollars)	69,543,810
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $484 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of June 30, 2017, DTE Energy had approximately $403 million of derivatives in net liability positions, for which hard triggers exist. There is $2 million collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $343 million. The net remaining amount of approximately $58 million is derived from the $484 million noted above.

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2017, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	March	Senior Notes(a)	3.80%	2027	$500
					$500
_______________________________________

(a)	Proceeds were used for repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2017, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	Various	Other Long-Term Debt	Various	2017	$6
					$6
In July 2017, DTE Electric gave notice of its intent to call for the redemption of $300 million of 5.60% senior notes, due in June 2018, to be redeemed in August 2017.

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At June 30, 2017, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.54 to 1, 0.51 to 1, and 0.47 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at June 30, 2017 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2017	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at June 30, 2017
Commercial paper issuances	—	326	94	420
Letters of credit	102	—	—	102
	102	326	94	522
Net availability at June 30, 2017	$1,318	$74	$206	$1,598
DTE Energy has other outstanding letters of credit which are not included in the above described facilities totaling approximately $17 million which are used for various corporate purposes.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At June 30, 2017, the capacity under this facility was $100 million. The amount outstanding under this agreement was $32 million and $50 million at June 30, 2017 and December 31, 2016, respectively, and was fully offset by the posted collateral.

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
The Cross State Air Pollution Rule (CSAPR), required further reductions of SO2 and NOx emissions beginning in January 2015. On September 7, 2016, the EPA finalized an update to the CSAPR ozone season program by issuing the CSAPR Update Rule. This rule is expected to reduce summertime (May-September) NOx emissions from power plants in 22 states in the eastern half of the U.S., including DTE Electric facilities. The CSAPR Update Rule is intended to reduce air quality impacts of the interstate transport of air pollution on downwind areas' ability to meet the 2008 ozone National Ambient Air Quality Standards implementing power sector emission budgets and NOx allowance trading programs. DTE Electric expects to meet its obligations under CSAPR. DTE Electric does not expect this rule to have a material effect on its compliance program.
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. In June 2017, the EPA extended its deadline to designate areas as either attainment or non-attainment with ozone standards from October 2017 to October 2018. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. Oral arguments before the Sixth Circuit occurred in December 2015. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On February 24, 2017, DTE Energy and DTE Electric filed a petition with the Sixth Circuit Court for a rehearing and a rehearing en banc, which was denied on May 1, 2017. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in district court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy have until July 31, 2017 to file a petition for writ of certiorari, or the stay will be lifted.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At June 30, 2017 and December 31, 2016, DTE Electric had $8 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of CCR, commonly known as coal ash, became effective in October 2015, and was revised in October 2016. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive.
In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. The State of Michigan has issued a National Pollutant Discharge Elimination System permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits have been issued for other facilities, consequently no compliance timelines have been established. Under the current rule, certain ELG requirements would be required to be performed in conjunction with the CCR. Over the next six years, to comply with the ELG requirements of the November 2015 rules and for CCR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $313 million.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule to postpone certain applicable deadlines within the ELG rule, with comments due by July 6, 2017. The ELG compliance requirements, deadlines, and compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of five additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of June 30, 2017 and December 31, 2016, DTE Gas had $41 million and $43 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
Non-utility
DTE Energy's non-utility businesses are subject to a number of environmental laws and regulations dealing with the protection of the environment from various pollutants.
The District Attorney's office of Yolo County, California has been investigating the ash management and disposition practices of Woodland Biomass Power, Ltd., and DTE Woodland, LLC, wholly-owned subsidiaries of DTE Energy (the Woodland Companies), a renewable wood-fired power generation facility. The District Attorney alleged that some of the ash generated at the Woodland Companies' generating facility should have been characterized and handled as hazardous waste under California regulation. In the second quarter of 2017, DTE Energy reached a final settlement of approximately $4 million, which includes reimbursement of the District Attorney's investigation costs.
Other
In 2010, the EPA finalized a new one-hour SO2 ambient air quality standard that requires states to submit plans and associated timelines for non-attainment areas that demonstrate attainment with the new SO2 standard in phases. Phase 1 addresses non-attainment areas designated based on ambient monitoring data. Phase 2 addresses non-attainment areas with large sources of SO2 and modeled concentrations exceeding the National Ambient Air Quality Standards for SO2. Phase 3 addresses smaller sources of SO2 with modeled or monitored exceedances of the new SO2 standard.
Michigan's Phase 1 non-attainment area includes DTE Energy facilities in southwest Detroit and areas of Wayne County. Modeling runs by the MDEQ suggest that emission reductions may be required by significant sources of SO2 emissions in these areas, including DTE Electric power plants and DTE Energy's Michigan coke battery facility. As part of the state implementation plan process, DTE Energy has worked with the MDEQ to develop air permits reflecting significant SO2 emission reductions that, in combination with other non-DTE Energy sources' emission reduction strategies, will help the state attain the standard and sustain its attainment. Since several non-DTE Energy sources are also part of the proposed compliance plan, DTE Energy is unable to determine the full impact of the final required emissions reductions at this time.
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plans (SIPs) for Phase 2 areas describing the control strategy and timeline for demonstrating compliance with the new SO2 standard are due to the EPA by mid-2018. DTE Energy is currently working with the MDEQ to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy, as it is currently under development.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2017 was approximately $620 million. Payment under these guarantees is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at June 30, 2017 was approximately $340 million. Payment under these guarantees is considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $64 million and $9 million at June 30, 2017, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at June 30, 2017. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of June 30, 2017, DTE Energy had approximately $56 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended June 30,	(In millions)
Service cost	$23	$23	$6	$7
Interest cost	53	55	19	20
Expected return on plan assets	(77)	(78)	(32)	(32)
Amortization of:
Net actuarial loss	43	41	4	8
Prior service credit	—	—	(4)	(29)
Net periodic benefit cost (credit)	$42	$41	$(7)	$(26)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Six Months Ended June 30,	(In millions)
Service cost	$47	$46	$13	$13
Interest cost	107	109	37	40
Expected return on plan assets	(155)	(155)	(65)	(64)
Amortization of:
Net actuarial loss	86	81	7	16
Prior service credit	—	—	(7)	(59)
Net periodic benefit cost (credit)	$85	$81	$(15)	$(54)
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended June 30,	(In millions)
Service cost	$19	$17	$5	$5
Interest cost	40	42	14	16
Expected return on plan assets	(56)	(55)	(22)	(22)
Amortization of:
Net actuarial loss	31	28	2	5
Prior service cost (credit)	—	1	(3)	(22)
Net periodic benefit cost (credit)	$34	$33	$(4)	$(18)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Six Months Ended June 30,	(In millions)
Service cost	$37	$35	$10	$10
Interest cost	81	83	28	31
Expected return on plan assets	(111)	(110)	(45)	(45)
Amortization of:
Net actuarial loss	62	57	4	11
Prior service cost (credit)	—	1	(5)	(44)
Net periodic benefit cost (credit)	$69	$66	$(8)	$(37)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During the first six months of 2017, DTE Energy made cash contributions of $127 million, including contributions from DTE Electric of $125 million, to its pension plans. At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $180 million, including additional contributions from DTE Electric of $145 million, to its pension plans in 2017.
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Electric	$13	$8	$25	$17
Gas	2	3	5	3
Gas Storage and Pipelines	15	3	22	5
Power and Industrial Projects	156	150	324	298
Energy Trading	8	8	19	18
Corporate and Other	—	2	1	2
	$194	$174	$396	$343

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations
Electric	$1,218	$1,215	$2,393	$2,368
Gas	220	231	777	751
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	113	69	218	136
Power and Industrial Projects	507	444	1,055	890
Energy Trading	991	476	2,043	1,025
Corporate and Other	—	1	1	1
Reconciliation and Eliminations	(194)	(174)	(396)	(343)
Total	$2,855	$2,262	$6,091	$4,828

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$138	$135	$244	$262
Gas	1	13	108	100
Gas Storage and Pipelines	40	35	85	65
Power and Industrial Projects	30	15	60	32
Energy Trading	—	(23)	96	(30)
Corporate and Other	(32)	(23)	(16)	(30)
Net Income Attributable to DTE Energy Company	$177	$152	$577	$399

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$177	$152	$577	$399
Diluted Earnings per Common Share	$0.99	$0.84	$3.21	$2.22
The increase in Net Income in the second quarter was primarily due to higher earnings in the Power and Industrial Projects and Energy Trading segments, partially offset by lower earnings in the Gas segment. The increase in Net Income in the six month period was primarily due to higher earnings in the Gas Storage and Pipelines, Power and Industrial Projects, and Energy Trading segments, partially offset by lower earnings in the Electric segment.
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
In May 2017, DTE Energy announced its plan to reduce carbon emissions. This goal will be attained by cutting carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050. To achieve this reduction, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy efficiency, demand response, and highly-efficient natural gas-fired power plants. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2017-2021 period are estimated at $8.4 billion comprised of $3.2 billion for capital replacements and other projects, $3.2 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired three coal-fired generation units at the Trenton Channel and River Rouge facilities and has announced plans to retire its remaining fourteen coal-fired generating units. Eight of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy efficiency, demand response, and natural gas-fired generation. DTE Electric plans to build a natural gas turbine plant to provide approximately 1,100 megawatts of energy between 2021 and 2023. In the third quarter of 2017, DTE Electric plans to file a certificate of necessity with the MPSC seeking approval for the planned build of the natural gas turbine plant. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to be constructed and in service between 2018 and 2020, and 25 megawatts of company-owned solar projects which will be constructed and in service between 2019 and 2020. DTE Electric completed construction on 48 megawatts of solar generation in 2017 and expects an additional 2 megawatts of solar generation to be in service mid-2017. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
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
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2017-2021 period are estimated at $2.2 billion to $2.8 billion for gathering and pipeline investments and expansions, including the NEXUS Pipeline. Power and Industrial Projects' capital investments over the 2017-2021 period are estimated at $600 million to $1.0 billion for investments in cogeneration and on-site energy projects. These investments include the acquisitions of an operating landfill gas facility in April 2017 and a landfill gas development project in May 2017.

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

RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP, as well as the non-GAAP financial measures, Utility Margin and Non-utility Margin, discussed below, which DTE Energy uses as measures of its operational performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.
DTE Energy uses Utility Margin and Non-utility Margin, non-GAAP financial measures, to assess its performance by reportable segment.
Utility Margin includes electric and gas Operating Revenues net of Fuel, purchased power, and gas expenses. The utilities’ fuel, purchased power, and natural gas supply are passed through to customers, and therefore, result in changes to the utilities’ revenues that are comparable to changes in such expenses. As such, DTE Energy believes Utility Margin provides a meaningful basis for evaluating the utilities’ operations across periods, as it excludes the revenue effect of fluctuations in these expenses.
The Non-utility Margin relates to our Power and Industrial Projects and Energy Trading segments. For the Power and Industrial Projects segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of refined coal to third parties and the affiliated Electric utility, metallurgical coke and related by-products, petroleum coke, renewable natural gas, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.
Utility Margin and Non-utility Margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for the results of operations presented in accordance with GAAP. Utility Margin and Non-utility Margin do not intend to represent operating income, the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.

The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments. Segment information, described below, includes intercompany revenues and expenses, and other income and deductions that are eliminated in the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$138	$135	$244	$262
Gas	1	13	108	100
Gas Storage and Pipelines	40	35	85	65
Power and Industrial Projects	30	15	60	32
Energy Trading	—	(23)	96	(30)
Corporate and Other	(32)	(23)	(16)	(30)
Net Income Attributable to DTE Energy Company	$177	$152	$577	$399
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Results for Electric segment with a reconciliation to DTE Electric are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,218	$1,215	$2,393	$2,368
Fuel and purchased power — utility	355	361	669	696
Utility Margin	863	854	1,724	1,672
Operation and maintenance	336	332	719	656
Depreciation and amortization	180	187	361	363
Taxes other than income	75	70	155	143
Operating Income	272	265	489	510
Other (Income) and Deductions	60	54	114	102
Income Tax Expense	74	76	131	146
Net Income Attributable to DTE Energy Company	$138	$135	$244	$262
See DTE Electric's Consolidated Statements of Operations for a complete view of its results.
Utility Margin increased $9 million and $52 million in the three and six months ended June 30, 2017, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$51	$97
Base sales	3	5
Weather	(20)	(33)
PSCR disallowance	(13)	(13)
Regulatory mechanisms and other	(12)	(4)
Increase in Utility Margin	$9	$52

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands of MWh)
DTE Electric Sales
Residential	3,436	3,569	6,954	7,187
Commercial	4,324	4,233	8,407	8,342
Industrial	2,458	2,557	4,833	4,978
Other	61	58	140	136
	10,279	10,417	20,334	20,643
Interconnection sales(a)	1,340	843	2,012	1,536
Total DTE Electric Sales	11,619	11,260	22,346	22,179

DTE Electric Deliveries
Retail and wholesale	10,279	10,417	20,334	20,643
Electric retail access, including self-generators(b)	1,194	1,331	2,388	2,490
Total DTE Electric Sales and Deliveries	11,473	11,748	22,722	23,133
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense increased $4 million and $63 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to increased storm restoration expenses of $8 million, increased power plant generation expenses related to the 2016 fire at a generation facility of $8 million, and increased benefits expense of $3 million, partially offset by decreased power plant generation expenses of $10 million related to outages and decreased distribution operations expense of $3 million. The increase in the six month period was primarily due to increased storm restoration expenses of $29 million, increased power plant generation expenses of $9 million related to outages, $17 million related to the 2016 fire at a generation facility, and increased benefits expense of $7 million. DTE Electric expects the power plant generation expenses related to the 2016 fire at a generation facility to be partially reimbursed by insurance proceeds.
Depreciation and amortization expense decreased $7 million and $2 million in the three and six months ended June 30, 2017, respectively. The decrease in the second quarter was primarily due to a decrease of $14 million associated with the TRM, and a decrease of $2 million in amortization of regulatory assets, partially offset by $9 million increased expense due to an increased depreciable base. The decrease in the six month period was primarily due to a decrease of $10 million associated with the TRM and a decrease of $5 million in amortization of regulatory assets, partially offset by $13 million of increased expense due to an increased depreciable base.
Other (Income) and Deductions increased $6 million and $12 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to higher interest expense of $6 million. The increase in the six month period was primarily due to lower interest income of $8 million related to a sales and use tax settlement received in 2016 and higher interest expense of $8 million, partially offset by $3 million of higher investment earnings.
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
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5% on capital structure. DTE Electric anticipates self-implementing a rate increase in November 2017 with an MPSC order expected by April 2018.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$220	$231	$777	$751
Cost of gas — utility	45	58	266	291
Utility Margin	175	173	511	460
Operation and maintenance	113	98	220	194
Depreciation and amortization	30	26	60	52
Taxes other than income	18	17	38	36
Operating Income	14	32	193	178
Other (Income) and Deductions	13	11	26	22
Income Tax Expense	—	8	59	56
Net Income Attributable to DTE Energy Company	$1	$13	$108	$100
Utility Margin increased $2 million and $51 million in the three and six months ended June 30, 2017, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Six Months
	(In millions)
Implementation of new rates	$15	$69
Revenue decoupling mechanism	1	6
Weather	(12)	(24)
Other	(2)	—
Increase in Utility Margin	$2	$51

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Bcf)
Gas Markets
Gas sales	16	18	69	73
End-user transportation	33	42	85	98
	49	60	154	171
Intermediate transportation	68	53	150	120
Total Gas sales	117	113	304	291
Operation and maintenance expense increased $15 million and $26 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to increased employee benefits expenses of $8 million, increased gas operations expenses of $3 million, and increased corporate and affiliated expenses of $2 million. The increase in the six month period was primarily due to increased employee benefits expenses of $16 million, increased gas operations expenses of $3 million, and increased corporate and affiliated expenses of $7 million.
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

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$113	$69	$218	$136
Cost of gas — Non-utility	9	—	15	—
Operation and maintenance	19	16	38	32
Depreciation and amortization	19	11	38	19
Taxes other than income	1	1	4	2
Asset (gains) losses and impairments, net	1	—	1	—
Operating Income	64	41	122	83
Other (Income) and Deductions	(9)	(11)	(23)	(19)
Income Tax Expense	26	17	47	36
Net Income	47	35	98	66
Less: Net Income Attributable to Noncontrolling Interests	7	—	13	1
Net Income Attributable to DTE Energy Company	$40	$35	$85	$65
Operating Revenues — Non-utility operations increased $44 million and $82 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter and six month period was primarily due to the acquisition of AGS and SGG and increased volumes from Susquehanna gathering.
Depreciation and amortization expense increased $8 million and $19 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter and six month period was primarily due to the acquisition of AGS and SGG.
Other (Income) and Deductions decreased $2 million and increased $4 million in the three and six months ended June 30, 2017, respectively. The decrease in the second quarter was primarily due to higher net interest expense, partially offset by AFUDC recorded on the NEXUS Pipeline. The increase in the six month period was primarily due to higher pipeline earnings from pipeline investments, including AFUDC recorded on the NEXUS Pipeline, partially offset by higher net interest expense.
Net Income Attributable to Noncontrolling Interests increased $7 million and $12 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter and six month period was primarily due to the acquisition of SGG.
See Note 4 to the Consolidated Financial Statements, "Acquisition," for discussion of the acquisition of AGS and SGG in October 2016.
Outlook — The Susquehanna gathering system is being expanded with additional compression facilities and gathering lines as needed to accommodate shipper demand. DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.
Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline with an investment balance of $510 million at June 30, 2017. A FERC application was filed in the fourth quarter of 2015. With the departure of two FERC commissioners, a necessary quorum of three FERC commissioners no longer exists, thereby delaying pipeline approvals. Construction will commence as soon as the FERC order is received. Premised on a timely reinstatement of a quorum at the FERC, DTE Energy is targeting a 2018 in-service date for the NEXUS Pipeline.
The October 2016 acquisition of AGS and SGG provides a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities.

In May 2017, DTE Energy filed a FERC application for approval of the Birdsboro Pipeline, a 14-mile lateral to serve a new power plant in Pennsylvania. DTE Energy is targeting a 2018 in-service date.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$507	$444	$1,055	$890
Fuel, purchased power, and gas — non-utility	442	384	928	767
Non-utility Margin	65	60	127	123
Operation and maintenance	86	83	168	158
Depreciation and amortization	19	18	37	36
Taxes other than income	2	2	6	7
Asset (gains) losses and impairments, net	2	—	2	—
Operating Loss	(44)	(43)	(86)	(78)
Other (Income) and Deductions	(23)	(18)	(39)	(32)
Income Taxes
Benefit	(4)	(7)	(10)	(12)
Production Tax Credits	(38)	(26)	(76)	(51)
	(42)	(33)	(86)	(63)
Net Income	21	8	39	17
Less: Net Loss Attributable to Noncontrolling Interests	(9)	(7)	(21)	(15)
Net Income Attributable to DTE Energy Company	$30	$15	$60	$32
Operating Revenues — Non-utility operations increased $63 million and $165 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to a $40 million increase associated with higher sales as a result of improved conditions in the steel business, a $36 million increase associated with new projects and higher production in the REF business, and a $2 million increase in the landfill gas business, offset by a $10 million decrease in the renewable business due to lower production as a result of an outage, and a $5 million decrease in lower sales primarily associated with expired contracts in the on-site business. The increase in the six month period was primarily due to a $132 million increase associated with new projects and higher production in the REF business, a $49 million increase primarily due to higher sales as a result of improved conditions in the steel business, offset by a $10 million decrease in the renewable business due to lower production as a result of an outage, and a $5 million decrease in lower sales primarily associated with expired contracts in the on-site business.
Non-utility Margin increased $5 million and $4 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to a $17 million increase associated with higher sales as a result of improved conditions in the steel business, and a $2 million increase in the landfill gas business, offset by an $8 million decrease in the renewable business due to lower production as a result of an outage, a $4 million decrease in lower sales primarily associated with expired contracts in the on-site business, and a $2 million decrease associated with new projects and production in the REF business. The increase in the six month period was primarily due to a $26 million increase primarily due to higher sales as a result of improved conditions in the steel business, offset by an $8 million decrease in the renewable business due to lower production as a result of an outage, an $8 million decrease in lower sales primarily associated with expired contracts in the on-site business, and a $5 million decrease associated with new projects and production in the REF business.

Operation and maintenance expense increased $3 million and $10 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter was primarily due to $3 million of higher spending due to new projects and higher production in the REF business. The increase in the six month period was primarily due to $5 million of higher spending due to new projects and higher production in the REF business, and $5 million of higher maintenance in the renewables projects.
Other (Income) and Deductions increased $5 million and $7 million in the three and six months ended June 30, 2017, respectively. The increase was primarily due to insurance settlement and higher equity earnings.
Income Taxes — Production Tax Credits increased $12 million and $25 million in the three and six months ended June 30, 2017, respectively. The increase was primarily due to new projects and higher production in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $2 million and $6 million in the three and six months ended June 30, 2017, respectively. The increase was due to higher production in the existing lease arrangements with investors at various REF facilities.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at eleven sites including facilities located at eight third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. DTE Energy will continue to optimize these facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites. DTE Energy is in the process of entering into a sublicense agreement with a third-party owned and operated REF facility.
DTE Energy expects improved production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2017. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. In the second quarter of 2017, Power and Industrial Projects acquired an operating landfill gas facility and a landfill gas development project. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$991	$476	$2,043	$1,025
Purchased power and gas — non-utility	972	496	1,845	1,037
Non-utility Margin	19	(20)	198	(12)
Operation and maintenance	16	16	35	32
Depreciation and amortization	1	—	2	1
Taxes other than income	2	—	3	1
Operating Income (Loss)	—	(36)	158	(46)
Other (Income) and Deductions	—	2	1	3
Income Tax Expense (Benefit)	—	(15)	61	(19)
Net Income (Loss) Attributable to DTE Energy Company	$—	$(23)	$96	$(30)
Operating Revenues — Non-utility operations increased $515 million and $1,018 million in the three and six months ended June 30, 2017, respectively. The increase was primarily due to higher gas prices impacting the gas structured strategy.

Non-utility Margin increased $39 million and $210 million in the three and six months ended June 30, 2017, respectively. The increase in the second quarter represents a $38 million increase in unrealized margins and a $1 million increase in realized margins. The $38 million increase in unrealized margins was due to $55 million of favorable results, primarily in gas structured and gas storage strategies, offset by $17 million of unfavorable results, primarily in power full requirements and gas and power trading strategies. The $1 million increase in realized margins was due to $6 million of favorable results, primarily in the environmental trading strategy, offset by $5 million of unfavorable results, primarily in the gas full requirements, power trading, and gas structured strategies.
The increase in the six month period represents a $108 million increase in unrealized margins and a $102 million increase in realized margins. The $108 million increase in unrealized margins was due to $132 million of favorable results, primarily in gas structured, environmental trading and gas storage strategies, offset by $24 million of unfavorable results, primarily in gas and power trading and power full requirements strategies. The $102 million increase in realized margins was due to $102 million of favorable results, primarily in gas structured, gas storage, environmental trading, and gas full requirements strategies.
Natural gas structured transactions typically involve a physical purchase or sale of natural gas in the future and/or natural gas basis financial instruments which are derivatives and a related non-derivative pipeline transportation contract. These gas structured transactions can result in significant earnings volatility as the derivative components are marked-to-market without revaluing the related non-derivative contracts. Included in the $55 million of favorable unrealized results for the three months ended June 30, 2017 related to gas strategies was $48 million of timing related gains which will reverse in future periods as the underlying contracts settle. Included in the $5 million of unfavorable realized results for the three months ended June 30, 2017 related to gas strategies was $10 million of timing related gains recognized in previous periods that reversed as the underlying contracts settled.
Included in the $132 million of favorable unrealized results for the six months ended June 30, 2017 related to gas strategies was $126 million of timing related gains which will reverse in future periods as the underlying contracts settle. Included in the $102 million of favorable realized results for the six months ended June 30, 2017 related to gas strategies was $78 million of timing related losses recognized in previous periods that reversed as the underlying contracts settled.
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
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net losses of $32 million and $16 million in the three and six months ended June 30, 2017, represent an increase of $9 million and a decrease of $14 million from the net losses of $23 million and $30 million in the comparable 2016 periods. The increase in the second quarter was primarily due to effective income tax rate adjustments. The decrease in the six month period was primarily due to $13 million of excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.

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

	Six Months Ended June 30,
	2017	2016
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities
Net Income	$569	$385
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	498	472
Nuclear fuel amortization	24	29
Allowance for equity funds used during construction	(12)	(10)
Deferred income taxes	164	134
Asset (gains) losses and impairments, net	3	—
Working capital and other	(63)	266
Net cash from operating activities	1,183	1,276
Investing Activities
Plant and equipment expenditures — utility	(968)	(797)
Plant and equipment expenditures — non-utility	(68)	(64)
Contributions to equity method investees	(175)	(121)
Other	(38)	44
Net cash used for investing activities	(1,249)	(938)
Financing Activities
Issuance of long-term debt, net of issuance costs	495	588
Redemption of long-term debt	(6)	(313)
Short-term borrowings, net	(79)	(324)
Repurchase of common stock	(51)	(33)
Dividends on common stock and other	(323)	(261)
Net cash from (used for) financing activities	36	(343)
Net Decrease in Cash and Cash Equivalents	$(30)	$(5)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations decreased by $93 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in operating cash flows reflects a decrease to working capital adjustments, partially offset by an increase to Net Income, Deferred income taxes, and Depreciation and amortization.

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
Net cash used for investing activities increased by $311 million in 2017 due to increased capital expenditures, increased contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop, and the two acquisitions of landfill gas facilities, which are presented in Investing Activities — Other.
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
Net cash from financing activities increased by $379 million in 2017 primarily due to a decrease in redemptions of long-term debt and a decrease in short-term borrowings, partially offset by a decrease in issuances of long-term debt, and increased Dividends on common stock and Repurchases of common stock.
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
DTE Energy has approximately $410 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.7 billion of available liquidity at June 30, 2017, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $180 million, including contributions from DTE Electric of $145 million, to its pension plans in 2017. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2017.

Various subsidiaries and an equity investee of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of June 30, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $484 million.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Six Months Ended
June 30, 2017
(In millions)
MTM at December 31, 2016	$(86)
Reclassified to realized upon settlement	(19)
Changes in fair value recorded to income	127
Amounts recorded to unrealized income	108
Changes in fair value recorded in regulatory liabilities	13
Change in collateral held for others	2
MTM at June 30, 2017	$37
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2020 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2017	2018	2019	2020 and Beyond	Total Fair Value
	(In millions)
Level 1	$(4)	$1	$4	$(1)	$—
Level 2	5	6	6	3	20
Level 3	(3)	17	10	(30)	(6)
MTM before collateral adjustments	$(2)	$24	$20	$(28)	14
Collateral adjustments					23
MTM at June 30, 2017					$37

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

The following table displays the credit quality of DTE Energy's trading counterparties as of June 30, 2017:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$257	$(1)	$256
BBB+ and BBB	266	—	266
BBB−	68	—	68
Total Investment Grade	591	(1)	590
Non-investment grade(b)	9	(1)	8
Internally Rated — investment grade(c)	271	—	271
Internally Rated — non-investment grade(d)	19	(1)	18
Total	$890	$(3)	$887
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of June 30, 2017, DTE Energy had a floating rate debt-to-total debt ratio of approximately 3.5%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at June 30, 2017 and 2016 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of June 30,		As of June 30,
Activity	2017	2016	2017	2016	Change in the Fair Value of
	(In millions)
Gas contracts	$15	$12	$(15)	$(12)	Commodity contracts
Power contracts	$11	$15	$(11)	$(15)	Commodity contracts
Interest rate risk — DTE Energy	$(529)	$(389)	$521	$408	Long-term debt
Interest rate risk — DTE Electric	$(226)	$(222)	$242	$237	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
In April 2017, DTE Energy implemented a new customer billing system which is designed to improve efficiency and enhance the customer experience. Pre-implementation testing and post-implementation reviews were conducted by Management to provide reasonable assurance that internal controls surrounding the system implementation were properly designed to prevent material financial statement errors. Internal controls over our financial reporting have been updated as necessary to accommodate modifications to our customer billing system and billing and cash collection processes. Management continues to support, sustain, and monitor our ongoing continuous improvement efforts in connection with the transition to the new billing system to provide reasonable assurance of effective internal control over financial reporting.
Except as described above, there have been no changes in DTE Energy's internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
In April 2017, DTE Electric implemented a new customer billing system which is designed to improve efficiency and enhance the customer experience. Pre-implementation testing and post-implementation reviews were conducted by Management to provide reasonable assurance that internal controls surrounding the system implementation were properly designed to prevent material financial statement errors. Internal controls over our financial reporting have been updated as necessary to accommodate modifications to our customer billing system and billing and cash collection processes. Management continues to support, sustain, and monitor our ongoing continuous improvement efforts in connection with the transition to the new billing system to provide reasonable assurance of effective internal control over financial reporting.

Except as described above, there have been no changes in DTE Electric's internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
As a result of a multimedia inspection by the EPA, EES Coke, the Michigan coke battery facility, a wholly-owned subsidiary of DTE Energy, received two FOVs in 2015 related to: 1) failing to repeat benzene sampling of waste streams due to a process change and use of calibration gas that is inconsistent with the applicable regulation; and 2) alleged deficiencies in its oil pollution prevention measures and spill prevention, control and countermeasures plan. In May 2017, EES Coke reached a settlement with the EPA and agreed to pay $165,000 to resolve this matter.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2017:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
04/01/2017 — 04/30/2017	5,627	$100.20	—	—	—
05/01/2017 — 05/31/2017	58	$104.26	—	—	—
06/01/2017 — 06/30/2017	1,735	$91.94	—	—	—
Total	7,420		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.104
Request for Extension of Termination Date, effective as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A, as Co-Syndication Agents
X

10.105
Request for Extension of Termination Date, effective as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Gas the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents
X

10.106
Request for Extension of Termination Date, effective as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and further amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC., as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents.
		X	X

12.77	Computation of Ratio of Earnings to Fixed Charges	X

12.78	Computation of Ratio of Earnings to Fixed Charges		X

31.133	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.134	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.135	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.136	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.133	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.134	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.135	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.136	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	July 26, 2017
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)