Form 10-Q
period 2017-09-30
DTE ENERGY CO; DTE Electric Co
filed 2017-10-25
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
DTE Energy                Yes ☐ No ☒            DTE Electric                Yes ☐ No ☒
Number of shares of Common Stock outstanding at September 30, 2017:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,390,286

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

ANPR	Advanced Notice of Proposed Rulemaking

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

CON	Certificate of Necessity

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity units	DTE Energy's 2016 Equity Units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy own a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOX	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,573	$1,748	$4,714	$4,847
Non-utility operations	1,672	1,180	4,622	2,909
	3,245	2,928	9,336	7,756

Operating Expenses
Fuel, purchased power, and gas — utility	437	503	1,362	1,482
Fuel, purchased power, and gas — non-utility	1,469	1,034	3,897	2,527
Operation and maintenance	566	562	1,725	1,620
Depreciation and amortization	258	230	756	702
Taxes other than income	91	92	297	282
Asset (gains) losses and impairments, net	6	—	9	(1)
	2,827	2,421	8,046	6,612
Operating Income	418	507	1,290	1,144

Other (Income) and Deductions
Interest expense	146	114	404	341
Interest income	(4)	(3)	(9)	(17)
Other income	(74)	(51)	(204)	(160)
Other expenses	13	12	26	27
	81	72	217	191
Income Before Income Taxes	337	435	1,073	953

Income Tax Expense	74	110	241	243

Net Income	263	325	832	710

Less: Net Loss Attributable to Noncontrolling Interests	(7)	(13)	(15)	(27)

Net Income Attributable to DTE Energy Company	$270	$338	$847	$737

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.51	$1.88	$4.72	$4.10

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$1.51	$1.88	$4.72	$4.10

Weighted Average Common Shares Outstanding
Basic	179	179	179	179
Diluted	179	180	179	180
Dividends Declared per Common Share	$0.825	$0.77	$2.475	$2.23

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Income	$263	$325	$832	$710

Other comprehensive income, net of tax:
Benefit obligations, net of taxes of $2, $2, $6, and $3, respectively	3	4	10	6
Net unrealized gains on investments during the period, net of taxes of $1, respectively	—	1	1	1
Foreign currency translation	2	(1)	2	—
Other comprehensive income	5	4	13	7

Comprehensive income	268	329	845	717
Less: Comprehensive loss attributable to noncontrolling interests	(7)	(13)	(15)	(27)
Comprehensive Income Attributable to DTE Energy Company	$275	$342	$860	$744

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$63	$92
Restricted cash	23	21
Accounts receivable (less allowance for doubtful accounts of $39 and $41, respectively)
Customer	1,395	1,522
Other	166	71
Inventories
Fuel and gas	453	416
Materials and supplies	363	356
Derivative assets	76	47
Regulatory assets	6	42
Other	270	195
	2,815	2,762
Investments
Nuclear decommissioning trust funds	1,439	1,320
Investments in equity method investees	971	752
Other	224	201
	2,634	2,273
Property
Property, plant, and equipment	30,924	30,029
Accumulated depreciation and amortization	(10,617)	(10,299)
	20,307	19,730
Other Assets
Goodwill	2,293	2,286
Regulatory assets	3,828	3,871
Intangible assets	883	842
Notes receivable	74	73
Derivative assets	62	34
Other	175	170
	7,315	7,276
Total Assets	$33,071	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$994	$1,079
Accrued interest	131	96
Dividends payable	148	148
Short-term borrowings	659	499
Current portion long-term debt, including capital leases	109	14
Derivative liabilities	42	69
Regulatory liabilities	86	34
Other	429	498
	2,598	2,437
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,038	10,506
Junior subordinated debentures	756	756
Capital lease obligations	1	7
	11,795	11,269
Other Liabilities
Deferred income taxes	4,396	4,162
Regulatory liabilities	489	555
Asset retirement obligations	2,288	2,197
Unamortized investment tax credit	138	93
Derivative liabilities	48	98
Accrued pension liability	922	1,152
Accrued postretirement liability	6	36
Nuclear decommissioning	213	194
Other	325	349
	8,825	8,836
Commitments and Contingencies (Notes 5 and 11)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,390,286 and 179,432,581 shares issued and outstanding, respectively	3,978	4,030
Retained earnings	5,515	5,114
Accumulated other comprehensive loss	(120)	(133)
Total DTE Energy Company Equity	9,373	9,011
Noncontrolling interests	480	488
Total Equity	9,853	9,499
Total Liabilities and Equity	$33,071	$32,041

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Operating Activities
Net Income	$832	$710
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	756	702
Nuclear fuel amortization	39	44
Allowance for equity funds used during construction	(17)	(15)
Deferred income taxes	261	244
Equity earnings of equity method investees	(77)	(49)
Dividends from equity method investees	55	52
Asset (gains) losses and impairments, net	5	—
Changes in assets and liabilities:
Accounts receivable, net	43	6
Inventories	(41)	10
Accounts payable	25	39
Accrued pension liability	(230)	(1)
Accrued postretirement liability	(30)	(80)
Derivative assets and liabilities	(133)	122
Regulatory assets and liabilities	260	93
Other current and noncurrent assets and liabilities	(198)	(110)
Net cash from operating activities	1,550	1,767
Investing Activities
Plant and equipment expenditures — utility	(1,439)	(1,267)
Plant and equipment expenditures — non-utility	(133)	(75)
Proceeds from sale of nuclear decommissioning trust fund assets	951	1,135
Investment in nuclear decommissioning trust funds	(936)	(1,140)
Distributions from equity method investees	10	8
Contributions to equity method investees	(194)	(199)
Other	(63)	35
Net cash used for investing activities	(1,804)	(1,503)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,010	646
Redemption of long-term debt	(385)	(322)
Repurchase of long-term debt	—	(59)
Short-term borrowings, net	160	(89)
Repurchase of common stock	(51)	(33)
Dividends on common stock	(444)	(393)
Other	(65)	15
Net cash from (used for) financing activities	225	(235)
Net Increase (Decrease) in Cash and Cash Equivalents	(29)	29
Cash and Cash Equivalents at Beginning of Period	92	37
Cash and Cash Equivalents at End of Period	$63	$66

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$222	$168

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	847	—	(15)	832
Dividends declared on common stock	—	—	(444)	—	—	(444)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Benefit obligations, net of tax	—	—	—	10	—	10
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	481	(1)	(2)	—	7	4
Balance, September 30, 2017	179,390	$3,978	$5,515	$(120)	$480	$9,853

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,434	$1,608	$3,827	$3,976

Operating Expenses
Fuel and purchased power — utility	428	495	1,097	1,191
Operation and maintenance	349	363	1,068	1,019
Depreciation and amortization	188	176	549	539
Taxes other than income	74	73	229	216
	1,039	1,107	2,943	2,965
Operating Income	395	501	884	1,011

Other (Income) and Deductions
Interest expense	68	66	206	196
Interest income	—	—	—	(8)
Other income	(21)	(15)	(57)	(48)
Other expenses	11	9	23	22
	58	60	172	162
Income Before Income Taxes	337	441	712	849

Income Tax Expense	118	156	249	302

Net Income	$219	$285	$463	$547

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Income	$219	$285	$463	$547
Other comprehensive income	—	—	—	—
Comprehensive Income	$219	$285	$463	$547

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	September 30,	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$12	$13
Accounts receivable (less allowance for doubtful accounts of $23 and $25, respectively)
Customer	770	728
Affiliates	16	12
Other	86	29
Inventories
Fuel	182	225
Materials and supplies	282	271
Regulatory assets	5	36
Prepaid property tax	107	45
Other	14	18
	1,474	1,377
Investments
Nuclear decommissioning trust funds	1,439	1,320
Other	35	36
	1,474	1,356
Property
Property, plant, and equipment	22,606	22,094
Accumulated depreciation and amortization	(7,921)	(7,721)
	14,685	14,373
Other Assets
Regulatory assets	3,108	3,113
Intangible assets	33	31
Prepaid postretirement costs — affiliates	114	114
Other	124	125
	3,379	3,383
Total Assets	$21,012	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	September 30,	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$52	$58
Other	371	452
Accrued interest	70	65
Current portion long-term debt, including capital leases	5	6
Regulatory liabilities	70	27
Short-term borrowings
Affiliates	66	117
Other	311	62
Other	146	146
	1,091	933
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,016	5,878
Capital lease obligations	1	7
	6,017	5,885
Other Liabilities
Deferred income taxes	3,985	3,793
Regulatory liabilities	189	229
Asset retirement obligations	2,094	2,012
Unamortized investment tax credit	136	90
Nuclear decommissioning	213	194
Accrued pension liability — affiliates	826	1,008
Accrued postretirement liability — affiliates	252	269
Other	75	81
	7,770	7,676
Commitments and Contingencies (Notes 5 and 11)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,206	4,206
Retained earnings	1,926	1,787
Accumulated other comprehensive income	2	2
Total Shareholder’s Equity	6,134	5,995
Total Liabilities and Shareholder’s Equity	$21,012	$20,489

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Operating Activities
Net Income	$463	$547
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	549	539
Nuclear fuel amortization	39	44
Allowance for equity funds used during construction	(14)	(13)
Deferred income taxes	248	298
Changes in assets and liabilities:
Accounts receivable, net	(104)	(135)
Inventories	32	18
Accounts payable	32	59
Accrued pension liability — affiliates	(182)	9
Accrued postretirement liability — affiliates	(17)	(52)
Regulatory assets and liabilities	223	100
Other current and noncurrent assets and liabilities	(174)	(119)
Net cash from operating activities	1,095	1,295
Investing Activities
Plant and equipment expenditures	(1,103)	(999)
Notes receivable, including affiliates	5	(64)
Proceeds from sale of nuclear decommissioning trust fund assets	951	1,135
Investment in nuclear decommissioning trust funds	(936)	(1,140)
Other	(5)	40
Net cash used for investing activities	(1,088)	(1,028)
Financing Activities
Issuance of long-term debt, net of issuance costs	435	355
Redemption of long-term debt	(300)	(10)
Repurchase of long-term debt	—	(59)
Short-term borrowings, net — affiliate	(51)	37
Short-term borrowings, net — other	249	(272)
Dividends on common stock	(324)	(315)
Other	(17)	(2)
Net cash used for financing activities	(8)	(266)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	1
Cash and Cash Equivalents at Beginning of Period	13	15
Cash and Cash Equivalents at End of Period	$12	$16

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$112	$118

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	463	—	463
Dividends declared on common stock	—	—	—	(324)	—	(324)
Balance, September 30, 2017	138,632	$1,386	$2,820	$1,926	$2	$6,134

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
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and for DTE Energy, the CFTC.
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
The Registrants hold variable interests in NEXUS, including a 50% ownership interest. NEXUS is a joint venture which is in the process of constructing a 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for NEXUS under the equity method.
The Registrants hold ownership interests in certain limited partnerships. The limited partnerships include investment funds which support regional development and economic growth, as well as, an operational business providing energy-related products. These entities are generally VIEs as a result of certain characteristics of the limited partnership voting rights. The ownership interests are accounted for under the equity method as the Registrants are not the primary beneficiaries.
DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of September 30, 2017, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of September 30, 2017, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and in Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 11 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of September 30, 2017 and December 31, 2016. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	September 30, 2017			December 31, 2016
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$31	$13	$44	$36	$27	$63
Restricted cash	—	8	8	—	7	7
Accounts receivable	11	30	41	8	34	42
Inventories	3	84	87	3	112	115
Property, plant, and equipment, net	397	70	467	398	76	474
Goodwill	25	—	25	17	—	17
Intangible assets	576	—	576	586	—	586
Other current and long-term assets	1	—	1	1	1	2
	$1,044	$205	$1,249	$1,049	$257	$1,306

LIABILITIES
Accounts payable and accrued current liabilities	$26	$29	$55	$19	$32	$51
Current portion long-term debt, including capital leases	—	3	3	—	5	5
Mortgage bonds, notes, and other	—	2	2	—	5	5
Other current and long-term liabilities	1	15	16	2	15	17
	$27	$49	$76	$21	$57	$78
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.
Amounts for DTE Energy's non-consolidated VIEs are as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Investments in equity method investees	$716	$509
Notes receivable	$17	$15
Future funding commitments	$688	$692

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Equity earnings of equity method investees	$26	$14	$77	$49
Income from REF entities	20	20	60	59
Gains from trading securities	6	5	19	15
Allowance for equity funds used during construction	5	5	17	15
Contract services	9	5	17	16
Other	8	2	14	6
	$74	$51	$204	$160
The following is a summary of DTE Electric's Other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Gains from trading securities allocated from DTE Energy	$6	$5	$19	$15
Contract services	9	5	18	16
Allowance for equity funds used during construction	4	4	14	13
Equity earnings of equity method investees	—	—	1	1
Other	2	1	5	3
	$21	$15	$57	$48
Changes in Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2017 and 2016, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity.
Income Taxes
The effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
DTE Energy	22%	25%	22%	25%
DTE Electric	35%	35%	35%	36%
The 3% decrease in DTE Energy's effective tax rate for the three months ended September 30, 2017 was primarily due to higher forecasted production tax credits in 2017. The 3% decrease in DTE Energy's effective tax rate for the nine months ended September 30, 2017 was primarily due to higher forecasted production tax credits in 2017 and $13 million of excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy's total amount of unrecognized tax benefits as of September 30, 2017 and December 31, 2016 was $10 million. The amount, if recognized, that would favorably impact DTE Energy's effective tax rate as of September 30, 2017 and December 31, 2016 was $6 million and $7 million, respectively. DTE Electric's total amount of unrecognized tax benefits as of September 30, 2017 and December 31, 2016 was $13 million, of which $8 million, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $9 million at September 30, 2017 and December 31, 2016.
Unrecognized Compensation Costs
As of September 30, 2017, DTE Energy had $71 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.35 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $10 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, while such allocation was $28 million and $26 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied retrospectively. The Registrants will adopt the standard effective January 1, 2018 using the modified retrospective approach. The Registrants are finalizing the assessment of the impact of the ASU, as amended, on their Consolidated Financial Statements. The ASU is not expected to significantly affect the Registrants' results of operations. The Registrants will continue to evaluate the impact of the ASU on existing revenue recognition policies and procedures. Industry-related issues being vetted through the final stages of the American Institute of Certified Public Accountants' Power and Utilities Industry Task Force process will continue to be monitored. The ASU will result in additional disclosures for revenue compared to the current guidance. Accordingly, the Registrants are evaluating information that would be useful for users of the Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Registrants do not plan to early adopt the standard. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements, with certain practical expedients permitted. The Registrants expect an increase in assets and liabilities, however, they are currently assessing the impact of this ASU on their Consolidated Financial Statements. This assessment includes monitoring unresolved utility industry implementation guidance. The Registrants have conducted outreach activities across their lines of business and have begun implementation of a third-party software tool that will assist with the initial adoption and ongoing compliance.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The standard will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The ASU is effective for the Registrants for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Registrants will adopt the standard effective January 1, 2018. The components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits are disclosed in Note 12 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets." The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy applied purchase accounting to the acquired entities. The excess purchase price over the fair value of net assets acquired was classified as goodwill. September 30, 2017 marked the expiration of the one-year period from the acquisition to revise the fair value of assets acquired and liabilities assumed. As of September 30, 2017, the final working capital adjustments and certain indemnification claims were settled. The settlements and final revisions to the purchase price allocation resulted in purchase accounting adjustments of approximately $7 million of additional goodwill. The factors contributing to the recognition of goodwill were based on various strategic benefits that are expected to be realized from the AGS and SGG acquisition. The acquisition provides DTE Energy with a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities. The goodwill is expected to be deductible for income tax purposes.
The final allocation of the purchase price was based on estimated fair values of the AGS and SGG assets acquired and liabilities assumed at the date of acquisition, October 1, 2016. The components of the final purchase price allocation, inclusive of purchase accounting adjustments, are as follows:

(In millions)
Assets
Cash	$83
Accounts receivable	24
Inventory	6
Property, plant, and equipment, net	719
Goodwill	275
Customer relationship intangibles	770
Other current assets	1
$1,878
Liabilities
Accounts payable	$19
Other current liabilities	11
Long-term debt	204
Other long-term liabilities	20
$254
Less: Noncontrolling interest	392
Total cash consideration	$1,232
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
DTE Energy evaluated pre-acquisition contingencies relating to the purchase that existed as of the acquisition date. Based on the evaluation, DTE Energy determined that $30 million of certain pre-acquisition contingencies, related to repairing existing rights-of-way, were probable in nature and estimable as of the acquisition date. Accordingly, DTE Energy recorded its best estimates for these contingencies as part of purchase accounting, which are included in the Other current and long-term liabilities in the purchase price allocation table above.

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

NOTE 5 — REGULATORY MATTERS
2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. On April 28, 2017, DTE Electric filed to refund its customers their pro-rata share of the revenue collected through the self-implementation surcharge in effect from August 1, 2016 through February 7, 2017. On September 15, 2017, the MPSC approved a settlement authorizing DTE Electric to refund its customers $38.5 million of the self-implementation surcharge during the months of October through December 2017. DTE has recorded a refund liability for the settlement as of September 30, 2017.
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Electric suggested regulatory accounting treatment for the pension and postretirement cost components previously included as capital overhead. If the MPSC adopts DTE Electric's suggestion, the rate request will be reduced. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." On September 8, 2017, DTE Electric filed an application with the MPSC for a $125 million self-implemented base rate increase effective November 1, 2017. A final MPSC order in this case is expected by April 2018.
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
2015 PSCR Year — In March 2016, DTE Electric filed its 2015 PSCR reconciliation that included the recovery of approximately $13 million of costs related to the pass through of a billing adjustment associated with a previous MPSC ordered customer refund. On July 12, 2017, the MPSC issued an order that disallowed recovery of this 2015 PSCR billing adjustment pass through of approximately $16 million, inclusive of interest. DTE Electric recorded the impact of the disallowance in the second quarter of 2017 and filed a claim of appeal with the Michigan Court of Appeals in August 2017.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Certificate of Necessity
On July 31, 2017, DTE Electric filed a request for authority to build a 1,100 megawatt natural gas fueled combined cycle generation facility at DTE Electric's Belle River Power Plant. DTE Electric requested the MPSC to issue three CONs for the following: (1) power supplied by the proposed project is needed, (2) the size, fuel type, and other design characteristics of the proposed project represent the most reasonable and prudent means of meeting the power need, and (3) the estimated capital costs of $989 million for the proposed project will be recoverable in rates from DTE Electric's customers. DTE Electric also reserved the right to revise, amend, or otherwise change the relief it is requesting in any way appropriate, including updating of the cost estimate within the 150 days of the filing date. DTE Electric expects an order in this proceeding from the MPSC by April 28, 2018.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$270	$338	$847	$737
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — basic	$269	$338	$845	$736

Average number of common shares outstanding	179	179	179	179
Basic Earnings per Common Share	$1.51	$1.88	$4.72	$4.10

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$270	$338	$847	$737
Less: Allocation of earnings to net restricted stock awards	1	—	2	1
Net income available to common shareholders — diluted	$269	$338	$845	$736

Average number of common shares outstanding	179	179	179	179
Incremental shares attributable to:
Average dilutive performance share awards and stock options(a)	—	1	—	1
Average number of common shares outstanding — diluted	179	180	179	180
Diluted Earnings per Common Share	$1.51	$1.88	$4.72	$4.10
_______________________________________

(a)
The 2016 equity units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017, as the dilutive stock price threshold was not met.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at September 30, 2017 and December 31, 2016. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	September 30, 2017					December 31, 2016
	Level 1	Level 2	Level 3	Netting(a)	Net Balance	Level 1	Level 2	Level 3	Netting(a)	Net Balance
	(In millions)
Assets:
Cash equivalents(b)	$16	$3	$—	$—	$19	$14	$3	$—	$—	$17
Nuclear decommissioning trusts(c)
Equity securities	949	—	—	—	949	887	—	—	—	887
Fixed income securities	10	474	—	—	484	11	414	—	—	425
Cash equivalents	6	—	—	—	6	8	—	—	—	8
Other investments(d)
Equity securities	120	—	—	—	120	104	—	—	—	104
Fixed income securities	63	—	—	—	63	58	—	—	—	58
Cash equivalents	4	—	—	—	4	3	—	—	—	3
Derivative assets
Commodity Contracts
Natural Gas	64	104	62	(151)	79	216	79	53	(306)	42
Electricity	—	155	47	(148)	54	—	154	39	(157)	36
Other	—	—	4	—	4	—	—	2	—	2
Foreign currency exchange contracts	—	3	—	(2)	1	—	6	—	(5)	1
Total derivative assets	64	262	113	(301)	138	216	239	94	(468)	81
Total	$1,232	$739	$113	$(301)	$1,783	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Derivative liabilities
Commodity Contracts
Natural Gas	$(64)	$(76)	$(64)	$151	$(53)	$(226)	$(86)	$(149)	$321	$(140)
Electricity	—	(159)	(40)	164	(35)	—	(159)	(30)	163	(26)
Other	—	—	(2)	2	—	—	—	(3)	2	(1)
Foreign currency exchange contracts	—	(4)	—	2	(2)	—	(3)	—	3	—
Total derivative liabilities	(64)	(239)	(106)	319	(90)	(226)	(248)	(182)	489	(167)
Total	$(64)	$(239)	$(106)	$319	$(90)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,168	$500	$7	$18	$1,693	$1,075	$408	$(88)	$21	$1,416
Assets:
Current	$65	$194	$61	$(225)	$95	$205	$199	$60	$(400)	$64
Noncurrent	1,167	545	52	(76)	1,688	1,096	457	34	(68)	1,519
Total Assets	$1,232	$739	$113	$(301)	$1,783	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Current	$(60)	$(183)	$(54)	$255	$(42)	$(203)	$(211)	$(79)	$424	$(69)
Noncurrent	(4)	(56)	(52)	64	(48)	(23)	(37)	(103)	65	(98)
Total Liabilities	$(64)	$(239)	$(106)	$319	$(90)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,168	$500	$7	$18	$1,693	$1,075	$408	$(88)	$21	$1,416
_______________________________________

(a)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(b)
At September 30, 2017, available-for-sale securities of $19 million, included $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2016, available-for-sale securities of $17 million, included $7 million and $10 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(c)
At September 30, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $25 million. These commitments will be funded by existing nuclear decommissioning trust funds.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents(a)	$8	$3	$—	$11	$8	$3	$—	$11
Nuclear decommissioning trusts(b)
Equity securities	949	—	—	949	887	—	—	887
Fixed income securities	10	474	—	484	11	414	—	425
Cash equivalents	6	—	—	6	8	—	—	8
Other investments
Equity securities	10	—	—	10	9	—	—	9
Derivative assets — FTRs	—	—	4	4	—	—	2	2
Total	$983	$477	$4	$1,464	$923	$417	$2	$1,342

Assets:
Current	$8	$3	$4	$15	$8	$3	$2	$13
Noncurrent	975	474	—	1,449	915	414	—	1,329
Total Assets	$983	$477	$4	$1,464	$923	$417	$2	$1,342
_______________________________________

(a)
At September 30, 2017 and December 31, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

(b)
At September 30, 2017, the Nuclear Decommissioning Master Trust had outstanding commitments to invest in private equity investments of approximately $25 million. These commitments will be funded by existing nuclear decommissioning trust funds.

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
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of June 30	$(17)	$6	$5	$(6)	$(62)	$(6)	$(1)	$(69)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	(1)	—	—	(1)
Total gains (losses)
Included in earnings	(8)	33	1	26	(65)	24	—	(41)
Recorded in Regulatory liabilities	—	—	2	2	—	—	2	2
Purchases, issuances, and settlements
Settlements	23	(32)	(6)	(15)	28	(24)	(2)	2
Net Assets (Liabilities) as of September 30	$(2)	$7	$2	$7	$(100)	$(6)	$(1)	$(107)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(8)	$18	$1	$11	$(50)	$6	$—	$(44)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of December 31	$(96)	$9	$(1)	$(88)	$(5)	$6	$(5)	$(4)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	38	45	1	84	(123)	(22)	1	(144)
Recorded in Regulatory liabilities	—	—	15	15	—	—	6	6
Purchases, issuances, and settlements
Issuances	—	—	—	—	—	1	—	1
Settlements	56	(47)	(13)	(4)	28	9	(3)	34
Net Assets (Liabilities) as of September 30	$(2)	$7	$2	$7	$(100)	$(6)	$(1)	$(107)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$8	$35	$—	$43	$(165)	$(1)	$2	$(164)
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Assets as of beginning of period	$8	$4	$2	$3
Change in fair value recorded in Regulatory liabilities	2	2	15	6
Purchases, issuances, and settlements
Settlements	(6)	(3)	(13)	(6)
Net Assets as of September 30	$4	$3	$4	$3
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at September 30, 2017 and 2016 and reflected in DTE Electric's Consolidated Statements of Financial Position	$1	$1	$4	$3
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three and nine months ended September 30, 2017 and 2016, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	September 30, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$62	$(64)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.92)	—	$6.36	/MMBtu	$(0.03	)/MMBtu
Electricity	$47	$(40)	Discounted Cash Flow	Forward basis price (per MWh)	$(10)	—	$7	/MWh	$1	/MWh

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(149)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.00)	—	$7.90	/MMBtu	$(0.05	)/MMBtu
Electricity	$39	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$12	/MWh	$1	/MWh
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
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	September 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$36	$—	$—	$36	$36	$—	$—	$36
Dividends payable	$148	$148	$—	$—	$148	$148	$—	$—
Short-term borrowings	$659	$—	$659	$—	$499	$—	$499	$—
Notes payable — Other(a)	$16	$—	$—	$16	$17	$—	$—	$17
Long-term debt(b)	$11,897	$1,554	$10,522	$744	$11,270	$1,465	$9,384	$1,056
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, premiums, and issuance costs. Excludes Capital lease obligations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	September 30, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable, excluding capital leases	$—	$—	$—	$—	$5	$—	$—	$5
Short-term borrowings — affiliates	$66	$—	$—	$66	$117	$—	$—	$117
Short-term borrowings — other	$311	$—	$311	$—	$62	$—	$62	$—
Notes payable — Other(a)	$5	$—	$—	$5	$6	$—	$—	$6
Long-term debt(b)	$6,016	$—	$6,395	$163	$5,878	$—	$6,026	$264
_______________________________________

(a)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	September 30, 2017	December 31, 2016
	(In millions)
Fermi 2	$1,423	$1,291
Fermi 1	3	3
Low-level radioactive waste	13	26
Total	$1,439	$1,320
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Realized gains	$14	$13	$63	$59
Realized losses	$(7)	$(8)	$(23)	$(48)
Proceeds from sale of securities	$246	$394	$951	$1,135
Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	September 30, 2017			December 31, 2016
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$949	$287	$(34)	$887	$222	$(46)
Fixed income securities	484	14	(2)	425	11	(5)
Cash equivalents	6	—	—	8	—	—
	$1,439	$301	$(36)	$1,320	$233	$(51)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

September 30, 2017
(In millions)
Due within one year	$15
Due after one through five years	100
Due after five through ten years	111
Due after ten years	258
$484
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
Other Securities
At September 30, 2017 and December 31, 2016, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the three and nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, gains related to trading securities held at September 30, 2017 and 2016 were $6 million and $5 million, respectively, for the Registrants. For the nine months ended September 30, 2017 and 2016, gains related to trading securities held at September 30, 2017 and 2016 were $19 million and $15 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its September 30, 2017 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.

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

The following table presents the fair value of derivative instruments for DTE Energy:

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity Contracts
Natural Gas	$230	$(204)	$348	$(461)
Electricity	202	(199)	193	(189)
Other	4	(2)	2	(3)
Foreign currency exchange contracts	3	(4)	6	(3)
Total derivatives not designated as hedging instruments	$439	$(409)	$549	$(656)

Current	$301	$(297)	$447	$(493)
Noncurrent	138	(112)	102	(163)
Total derivatives	$439	$(409)	$549	$(656)
The following table presents the fair value of derivative instruments for DTE Electric:

	September 30, 2017	December 31, 2016
	(In millions)
FTRs — Other current assets	$4	$2
Total derivatives not designated as hedging instrument	$4	$2

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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $2 million outstanding at September 30, 2017 and December 31, 2016, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $3 million and $2 million at September 30, 2017 and December 31, 2016, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $42 million and $34 million as of September 30, 2017 and December 31, 2016, respectively. DTE Energy had $12 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $30 million as of September 30, 2017. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $28 million as of December 31, 2016. DTE Energy recorded cash collateral paid of $25 million and cash collateral received of $1 million not related to unrealized derivative positions as of September 30, 2017. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $5 million not related to unrealized derivative positions as of December 31, 2016. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	September 30, 2017			December 31, 2016
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity Contracts
Natural Gas	$230	$(151)	$79	$348	$(306)	$42
Electricity	202	(148)	54	193	(157)	36
Other	4	—	4	2	—	2
Foreign currency exchange contracts	3	(2)	1	6	(5)	1
Total derivative assets	$439	$(301)	$138	$549	$(468)	$81

Derivative liabilities
Commodity Contracts
Natural Gas	$(204)	$151	$(53)	$(461)	$321	$(140)
Electricity	(199)	164	(35)	(189)	163	(26)
Other	(2)	2	—	(3)	2	(1)
Foreign currency exchange contracts	(4)	2	(2)	(3)	3	—
Total derivative liabilities	$(409)	$319	$(90)	$(656)	$489	$(167)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	September 30, 2017				December 31, 2016
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$301	$138	$(297)	$(112)	$447	$102	$(493)	$(163)
Counterparty netting	(225)	(64)	225	64	(396)	(65)	396	65
Collateral adjustment	—	(12)	30	—	(4)	(3)	28	—
Total derivatives as reported	$76	$62	$(42)	$(48)	$47	$34	$(69)	$(98)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
		2017	2016	2017	2016
		(In millions)
Commodity Contracts
Natural Gas	Operating Revenues — Non-utility operations	$(14)	$16	$63	$(70)
Natural Gas	Fuel, purchased power, and gas — non-utility	10	(59)	56	(27)
Electricity	Operating Revenues — Non-utility operations	33	23	39	18
Other	Operating Revenues — Non-utility operations	2	1	1	(1)
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	—	(3)	(4)
Total		$29	$(19)	$156	$(84)
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of September 30, 2017:

Commodity	Number of Units
Natural Gas (MMBtu)	1,751,191,598
Electricity (MWh)	28,924,416
Foreign Currency Exchange (Canadian dollars)	89,049,511
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $470 million.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

As of September 30, 2017, DTE Energy had approximately $339 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $276 million. The net remaining amount of approximately $63 million is derived from the $470 million noted above.

NOTE 9 — LONG-TERM DEBT
Debt Issuances
In 2017, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Energy	March	Senior Notes(a)	3.80%	2027	$500
DTE Electric	August	General and Refunding Mortgage Bonds(b)	3.75%	2047	440
DTE Gas	September	First Mortgage Bonds(a)	3.08%	2029	40
DTE Gas	September	First Mortgage Bonds(a)	3.75%	2047	40
					$1,020
_______________________________________

(a)	Proceeds were used for repayment of short-term borrowings and general corporate purposes.

(b)	Proceeds were used to repay $300 million of DTE Electric's 2008 series G 5.60% Senior Notes due on June 15, 2018, for the repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2017, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity	Amount
					(In millions)
DTE Electric	August	Senior Notes	5.60%	2018	$300
DTE Energy	September	Secured Note(a)	7.29%	2029	77
DTE Energy	Various	Other Long-Term Debt	Various	2017	8
					$385
_______________________________________

(a)
DTE Energy's Gas Storage and Pipelines segment recognized a $16 million net loss on extinguishment of debt associated with early repayment, consisting of $20 million of early redemption premiums and $4 million of unamortized debt premiums. The loss is reflected in Other (Income) and Deductions — Interest Expense on the Consolidated Statements of Operations.

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
The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At September 30, 2017, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.54 to 1, 0.51 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The availability under the facilities in place at September 30, 2017 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019(a)	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at September 30, 2017
Commercial paper issuances	98	311	250	659
Letters of credit	132	—	—	132
	230	311	250	791
Net availability at September 30, 2017	$1,190	$89	$50	$1,329
_______________________________________

(a)	In August 2017, DTE Energy amended its $70 million letter of credit facility. The facility's maturity date was extended from September 2017 to September 2019.
DTE Energy has approximately $17 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At September 30, 2017, the capacity under this facility was $100 million. The amount outstanding under this agreement was $32 million and $50 million at September 30, 2017 and December 31, 2016, respectively, and was fully offset by the posted collateral.

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. The Registrants expect the EPA to designate areas as either attainment or non-attainment with the 2015 ozone standards in the fourth quarter of 2017. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.

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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. Oral arguments before the Sixth Circuit occurred in December 2015. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On February 24, 2017, DTE Energy and DTE Electric filed a petition with the Sixth Circuit Court for a rehearing and a rehearing en banc, which was denied on May 1, 2017. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in district court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy filed a petition for writ of certiorari on July 31, 2017. Responses to the petition are due November 1, 2017.
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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At September 30, 2017 and December 31, 2016, DTE Electric had $8 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of CCR, commonly known as coal ash, became effective in October 2015, and was revised in October 2016. In September 2017, the EPA indicated that it intends to reconsider certain provisions of the CCR Rule, but the nature and timing of such a reconsideration is unknown. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive.
In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. The State of Michigan has issued a National Pollutant Discharge Elimination System permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits have been issued for other facilities, consequently no compliance timelines have been established. Under the current rule, certain ELG requirements would be required to be performed in conjunction with the CCR. Over the next six years, to comply with the ELG requirements of the November 2015 rules and for CCR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $311 million.
On April 12, 2017, the EPA granted a petition for reconsideration of the ELG Rule. The EPA also signed an administrative stay of the ELG Rule’s compliance deadlines for fly ash transport water, bottom ash transport water, and flue gas desulfurization (FGD) wastewater, among others. On June 6, 2017, the EPA published in the Federal Register a proposed rule to postpone certain applicable deadlines within the ELG rule. The final rule was published on September 18, 2017, which extended the earliest compliance deadlines for the FGD wastewater and bottom ash transport until November 1, 2020 in order for the EPA to propose and finalize a new ruling. The ELG compliance requirements, final deadlines, and compliance costs will not be known until the EPA completes its reconsideration of the ELG Rule.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of September 30, 2017 and December 31, 2016, DTE Gas had $41 million and $43 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plans (SIPs) for Phase 2 areas describing the control strategy and timeline for demonstrating compliance with the new SO2 standard are due to the EPA by April 2018. DTE Energy is currently working with the MDEQ to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy, as it is currently under development.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2017 was approximately $620 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at September 30, 2017 was approximately $364 million. Payment under these guarantees is considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $75 million and $9 million at September 30, 2017, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at September 30, 2017. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of September 30, 2017, DTE Energy had approximately $57 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy's approximately 4,800 represented employees, including DTE Electric's approximately 2,600 represented employees. The majority of the represented employees are under contracts that expire in 2020 and 2021.
Purchase Commitments
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $2.5 billion and $1.5 billion in 2017 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with these estimated 2017 expenditures and contributions to equity method investees.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended September 30,	(In millions)
Service cost	$22	$23	$7	$7
Interest cost	53	55	18	20
Expected return on plan assets	(78)	(77)	(33)	(33)
Amortization of:
Net actuarial loss	46	43	3	6
Prior service cost (credit)	1	—	(3)	(29)
Net periodic benefit cost (credit)	$44	$44	$(8)	$(29)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Nine Months Ended September 30,	(In millions)
Service cost	$69	$69	$20	$20
Interest cost	160	164	55	60
Expected return on plan assets	(233)	(232)	(98)	(97)
Amortization of:
Net actuarial loss	132	124	10	22
Prior service cost (credit)	1	—	(10)	(88)
Net periodic benefit cost (credit)	$129	$125	$(23)	$(83)
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Electric:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three Months Ended September 30,	(In millions)
Service cost	$16	$18	$5	$5
Interest cost	40	42	14	15
Expected return on plan assets	(56)	(55)	(23)	(23)
Amortization of:
Net actuarial loss	32	31	2	4
Prior service cost (credit)	1	—	(2)	(22)
Net periodic benefit cost (credit)	$33	$36	$(4)	$(21)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Nine Months Ended September 30,	(In millions)
Service cost	$53	$53	$15	$15
Interest cost	121	125	42	46
Expected return on plan assets	(167)	(165)	(68)	(68)
Amortization of:
Net actuarial loss	94	88	6	15
Prior service cost (credit)	1	1	(7)	(66)
Net periodic benefit cost (credit)	$102	$102	$(12)	$(58)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Pension and Other Postretirement Contributions
During the first nine months of 2017, DTE Energy made cash contributions of $220 million, including contributions from DTE Electric of $185 million, to its pension plans. At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $88 million, including additional contributions from DTE Electric of $85 million, to its pension plans in 2017.
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Electric	$11	$15	$36	$32
Gas	1	5	6	8
Gas Storage and Pipelines	10	2	32	7
Power and Industrial Projects	138	178	462	476
Energy Trading	8	10	27	28
Corporate and Other	1	—	2	2
	$169	$210	$565	$553

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations
Electric	$1,434	$1,608	$3,827	$3,976
Gas	152	160	929	911
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	115	63	333	199
Power and Industrial Projects	537	524	1,592	1,414
Energy Trading	1,174	782	3,217	1,807
Corporate and Other	2	1	3	2
Reconciliation and Eliminations	(169)	(210)	(565)	(553)
Total	$3,245	$2,928	$9,336	$7,756

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$219	$285	$463	$547
Gas	(15)	(4)	93	96
Gas Storage and Pipelines	36	28	121	93
Power and Industrial Projects	44	34	104	66
Energy Trading	1	(4)	97	(34)
Corporate and Other	(15)	(1)	(31)	(31)
Net Income Attributable to DTE Energy Company	$270	$338	$847	$737

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
The following table summarizes DTE Energy's financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$270	$338	$847	$737
Diluted Earnings per Common Share	$1.51	$1.88	$4.72	$4.10
The decrease in Net Income in the third quarter was primarily due to lower earnings in the Electric and Corporate and Other segments, partially offset by higher earnings in the Power and Industrial Projects and Gas Storage and Pipelines segments. The increase in Net Income in the nine-month period was primarily due to higher earnings in the Energy Trading, Power and Industrial Projects, and Gas Storage and Pipelines segments, partially offset by lower earnings in the Electric segment.
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
In May 2017, DTE Energy announced its plan to reduce carbon emissions. This goal will be attained by cutting carbon emissions 30% by the early 2020s, 45% by 2030, 75% by 2040, and more than 80% by 2050. To achieve this reduction, DTE Energy will transition away from coal-powered sources and incorporate more renewable energy, energy efficiency, demand response, and highly-efficient natural gas fueled power plants. DTE Energy has already begun the transition in the way it produces power through the continued retirement of its aging coal-fired plants. Refer to the "Capital Investments" section below for further discussion.
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
DTE Electric's capital investments over the 2017-2021 period are estimated at $8.4 billion comprised of $3.2 billion for capital replacements and other projects, $3.2 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired four coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining thirteen coal-fired generating units. Seven of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy efficiency, demand response, and natural gas fueled generation. DTE Electric plans to build a natural gas fueled combined cycle generation facility to provide approximately 1,100 megawatts of energy beginning in 2022. In the third quarter of 2017, DTE Electric filed a CON with the MPSC seeking approval for the planned build of this natural gas plant. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to be constructed and in service between 2018 and 2020, and 25 megawatts of company-owned solar projects which will be constructed and in service between 2019 and 2020. DTE Electric constructed and placed in service 50 megawatts of solar generation in 2017. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA Clean Power Plan on existing sources at this time.
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
Increased costs for energy produced from traditional coal-based sources due to recent, pending, and future regulatory initiatives, could also increase the economic viability of energy produced from renewable, natural gas fueled generation, and/or nuclear sources, energy efficiency initiatives, and the potential development of market-based trading of carbon instruments which could provide new business opportunities for DTE Energy's utility and non-utility segments. At the present time, it is not possible to quantify the financial impacts of these climate related regulatory initiatives on the Registrants or their customers.
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
Utility Margin and Non-utility Margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for the results of operations presented in accordance with GAAP. Utility Margin and Non-utility Margin do not intend to represent operating income, the most comparable GAAP measure, as an indicator of operating performance and are not necessarily comparable to similarly titled measures reported by other companies.

The following sections provide a detailed discussion of the operating performance and future outlook of DTE Energy's segments. Segment information, described below, includes intercompany revenues and expenses, and other income and deductions that are eliminated in the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$219	$285	$463	$547
Gas	(15)	(4)	93	96
Gas Storage and Pipelines	36	28	121	93
Power and Industrial Projects	44	34	104	66
Energy Trading	1	(4)	97	(34)
Corporate and Other	(15)	(1)	(31)	(31)
Net Income Attributable to DTE Energy Company	$270	$338	$847	$737
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$1,434	$1,608	$3,827	$3,976
Fuel and purchased power — utility	428	495	1,097	1,191
Utility Margin	1,006	1,113	2,730	2,785
Operation and maintenance	349	363	1,068	1,019
Depreciation and amortization	188	176	549	539
Taxes other than income	74	73	229	216
Operating Income	395	501	884	1,011
Other (Income) and Deductions	58	60	172	162
Income Tax Expense	118	156	249	302
Net Income Attributable to DTE Energy Company	$219	$285	$463	$547
See DTE Electric's Consolidated Statements of Operations for a complete view of its results.
Utility Margin decreased $107 million and $55 million in the three and nine months ended September 30, 2017, respectively. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$—	$97
PSCR disallowance	—	(13)
Base sales	(19)	(14)
Weather	(84)	(117)
Regulatory mechanisms and other	(4)	(8)
Decrease in Utility Margin	$(107)	$(55)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands of MWh)
DTE Electric Sales
Residential	4,335	5,174	11,290	12,361
Commercial	4,801	5,085	13,208	13,427
Industrial	2,627	2,618	7,461	7,596
Other	48	57	188	193
	11,811	12,934	32,147	33,577
Interconnection sales(a)	318	456	2,330	1,992
Total DTE Electric Sales	12,129	13,390	34,477	35,569

DTE Electric Deliveries
Retail and wholesale	11,811	12,934	32,147	33,577
Electric retail access, including self-generators(b)	1,249	1,241	3,636	3,731
Total DTE Electric Sales and Deliveries	13,060	14,175	35,783	37,308
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.
Operation and maintenance expense decreased $14 million and increased $49 million in the three and nine months ended September 30, 2017, respectively. The decrease in the third quarter was primarily due to decreased power plant generation expenses of $24 million related to outages, partially offset by increased distribution operations expenses of $7 million and increased expenses of $2 million related to the 2016 fire at a generation facility. The increase in the nine-month period was primarily due to increased storm restoration expenses of $24 million, increased distribution operations expenses of $7 million, and $19 million related to the 2016 fire at a generation facility. DTE Electric expects the power plant generation expenses related to the 2016 fire at a generation facility to be partially reimbursed by insurance proceeds.
Depreciation and amortization expense increased $12 million and $10 million in the three and nine months ended September 30, 2017, respectively. The increase in the third quarter was primarily due to $15 million of increased expense from an increased depreciable base, partially offset by a decrease of $3 million in amortization of regulatory assets. The increase in the nine-month period was primarily due to $27 million of increased expenses from an increased depreciable base, partially offset by a decrease of $10 million associated with the TRM and a decrease of $7 million in amortization of regulatory assets.
Other (Income) and Deductions decreased $2 million and increased $10 million in the three and nine months ended September 30, 2017, respectively. The decrease in the third quarter was primarily due to $2 million of contributions to not-for-profit organizations in 2016. The increase in the nine-month period was primarily due to lower interest income of $8 million related to a sales and use tax settlement received in 2016 and higher interest expense of $10 million, partially offset by $5 million of higher investment earnings and $2 million of contributions to not-for-profit organizations in 2016.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability. Looking forward, additional factors may impact earnings, such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, impact of 2016 Michigan energy legislation, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy efficiency programs.
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5% on capital structure. On September 8, 2017, DTE Electric filed an application with the MPSC for a $125 million self-implemented base rate increase effective November 1, 2017. A final MPSC order in this case is expected by April 2018.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Utility operations	$152	$160	$929	$911
Cost of gas — utility	12	15	278	306
Utility Margin	140	145	651	605
Operation and maintenance	110	99	330	293
Depreciation and amortization	31	27	91	79
Taxes other than income	10	13	48	49
Operating Income (Loss)	(11)	6	182	184
Other (Income) and Deductions	12	13	38	35
Income Tax Expense (Benefit)	(8)	(3)	51	53
Net Income (Loss) Attributable to DTE Energy Company	$(15)	$(4)	$93	$96
Utility Margin decreased $5 million and increased $46 million in the three and nine months ended September 30, 2017, respectively. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	Three Months	Nine Months
	(In millions)
Implementation of new rates	$1	$70
Revenue decoupling mechanism	—	6
Weather	2	(22)
Other	(8)	(8)
Increase (decrease) in Utility Margin	$(5)	$46

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Bcf)
Gas Markets
Gas sales	8	7	77	80
End-user transportation	34	38	119	136
	42	45	196	216
Intermediate transportation	55	44	205	164
Total Gas sales	97	89	401	380
Operation and maintenance expense increased $11 million and $37 million in the three and nine months ended September 30, 2017, respectively. The increase in the third quarter was primarily due to increased employee benefits expenses of $8 million and increased gas operations expenses of $2 million. The increase in the nine-month period was primarily due to increased employee benefits expenses of $24 million, increased corporate expenses of $8 million, and increased gas operations expenses of $5 million.
Depreciation and amortization expense increased $4 million and $12 million in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily due to increased expense from an increased depreciable base and higher depreciation rates.

Outlook — DTE Gas will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Gas expects that planned significant infrastructure capital investments will result in earnings growth. Looking forward, additional factors may impact earnings such as weather, the outcome of regulatory proceedings, benefit plan design changes, and investment returns and changes in discount rate assumptions in benefit plans and health care costs. DTE Gas expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$115	$63	$333	$199
Cost of gas — Non-utility	8	—	23	—
Operation and maintenance	19	15	57	47
Depreciation and amortization	19	8	57	27
Taxes other than income	1	1	5	3
Asset (gains) losses and impairments, net	1	—	2	—
Operating Income	67	39	189	122
Other (Income) and Deductions	5	(9)	(18)	(28)
Income Tax Expense	19	19	66	55
Net Income	43	29	141	95
Less: Net Income Attributable to Noncontrolling Interests	7	1	20	2
Net Income Attributable to DTE Energy Company	$36	$28	$121	$93
Operating Revenues — Non-utility operations increased $52 million and $134 million in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily due to the acquisition of AGS and SGG and increased volumes from Susquehanna gathering.
Cost of gas — Non-utility increased $8 million and $23 million in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily driven by physical purchase of gas from AGS customers for resale to optimize available transportation capacity.
Operation and maintenance expense and Depreciation and amortization expense increased in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily due to the acquisition of AGS and SGG.
Other (Income) and Deductions decreased $14 million and $10 million in the three and nine months ended September 30, 2017, respectively. The decrease in both periods was primarily driven by recognizing a $16 million net loss on extinguishment of debt within the storage business, partially offset by increased AFUDC recorded on the NEXUS Pipeline.
Net Income Attributable to Noncontrolling Interests increased $6 million and $18 million in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily due to the acquisition of SGG.
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

Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline, with an investment balance of $534 million at September 30, 2017. A FERC application was filed in the fourth quarter of 2015 and was approved on August 25, 2017. Construction is scheduled to commence in October 2017, with a third quarter 2018 in-service target date for the NEXUS Pipeline.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$537	$524	$1,592	$1,414
Fuel, purchased power, and gas — non-utility	460	451	1,388	1,218
Non-utility Margin	77	73	204	196
Operation and maintenance	80	78	248	236
Depreciation and amortization	18	18	55	54
Taxes other than income	3	3	9	10
Asset (gains) losses and impairments, net	5	(1)	7	(1)
Operating Loss	(29)	(25)	(115)	(103)
Other (Income) and Deductions	(21)	(12)	(60)	(44)
Income Taxes
Expense (Benefit)	2	1	(8)	(11)
Production Tax Credits	(40)	(34)	(116)	(85)
	(38)	(33)	(124)	(96)
Net Income	30	20	69	37
Less: Net Loss Attributable to Noncontrolling Interests	(14)	(14)	(35)	(29)
Net Income Attributable to DTE Energy Company	$44	$34	$104	$66
Operating Revenues — Non-utility operations increased $13 million and $178 million in the three and nine months ended September 30, 2017, respectively. The increases are due to the following:

	Three Months	Nine Months
	(In millions)
Lower coal prices offset by higher production associated with new projects in the REF business	$(17)	$115
Higher sales due to improved conditions in the steel business	36	85
Lower production and one-time revenue recovery in third quarter 2016 in the renewables business	(5)	(16)
Other	(1)	(6)
	$13	$178

Non-utility Margin increased $4 million and $8 million in the three and nine months ended September 30, 2017, respectively. The increases are due to the following:

	Three Months	Nine Months
	(In millions)
Higher sales due to improved conditions in the steel business	$11	$38
Lower sales primarily associated with expired contracts in the on-site business	(3)	(11)
Lower production and one-time revenue recovery in third quarter 2016 in the renewables business	(4)	(13)
Other	—	(6)
	$4	$8
Operation and maintenance expense increased $2 million and $12 million in the three and nine months ended September 30, 2017, respectively. The increase in the third quarter was primarily due to higher maintenance in the renewables projects. The increase in the nine-month period was primarily due to $6 million of higher maintenance in the renewables projects and $5 million of higher spending due to new projects in the REF business.
Asset (gains) losses and impairments, net decreased $6 million and $8 million in the three and nine months ended September 30, 2017, respectively. The decrease in both periods was primarily due to a $6 million impairment recorded in the petroleum coke business in 2017.
Other (Income) and Deductions increased $9 million and $16 million in the three and nine months ended September 30, 2017, respectively. The increase in the third quarter was primarily due to a $6 million increase in equity earnings in the renewable business and a $4 million increase due to an insurance settlement in the renewable business. The increase in the nine-month period was primarily due to a $6 million increase in equity earnings in the renewable business, a $4 million increase due to an insurance settlement in the renewable business, a $3 million increase in equity earnings in the landfill gas business, and a $2 million increase due to an insurance settlement in the REF business.
Income Taxes — Production Tax Credits increased $6 million and $31 million in the three and nine months ended September 30, 2017, respectively. The increase in both periods was primarily due to new projects in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $6 million in the nine months ended September 30, 2017. The increase was due to higher production in the existing lease arrangements with investors at various REF facilities.
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
DTE Energy expects sustained production levels of metallurgical coke and pulverized coal supplied to steel industry customers for 2018. The segment has four renewable power generation facilities in operation. On-site energy services will continue to be delivered in accordance with the terms of long-term contracts. In October 2017, a Power and Industrial Projects subsidiary and Ford Motor Company (Ford) entered into a 30-year agreement to build, own, and operate utility assets to supply utility services to Ford’s new Research & Engineering Campus located in Dearborn, Michigan. Simultaneously, DTE Electric and Ford entered into a 30-year agreement to supply steam to the campus using a combined heat and power facility owned by DTE Electric. Construction is scheduled to begin in the fourth quarter of 2017, with commercial operation expected to begin in late 2019. DTE Energy will continue to look for additional investment opportunities and other energy projects at favorable prices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Revenues — Non-utility operations	$1,174	$782	$3,217	$1,807
Purchased power and gas — non-utility	1,154	773	2,999	1,810
Non-utility Margin	20	9	218	(3)
Operation and maintenance	15	14	50	46
Depreciation and amortization	1	1	3	2
Taxes other than income	1	1	4	2
Operating Income (Loss)	3	(7)	161	(53)
Other (Income) and Deductions	1	—	2	3
Income Tax Expense (Benefit)	1	(3)	62	(22)
Net Income (Loss) Attributable to DTE Energy Company	$1	$(4)	$97	$(34)
Operating Revenues — Non-utility operations increased $392 million and $1,410 million in the three and nine months ended September 30, 2017, respectively. The increase in the third quarter was primarily due to higher volumes in the gas structured strategy. The increase in the nine-month period was primarily due to higher gas prices and higher volumes in the gas structured strategy.
Non-utility Margin increased $11 million and $221 million in the three and nine months ended September 30, 2017, respectively. The increases were due to the unrealized and realized margins presented in the following tables:

Three Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and power trading strategies(b)	$53
Unfavorable results, primarily in gas trading and gas transportation strategies	(15)
$38
Realized Margins(a)
Unfavorable results, primarily in power full requirements, environmental trading, power trading, and gas storage strategies(c)	$(39)
Favorable results, primarily in the gas trading strategy	12
$(27)
Increase in Non-utility Margin	$11
_______________________________________

(a)
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

(b)	Amount includes $39 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $2 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

Nine Months
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured, gas full requirements, and environmental trading strategies(b)	$158
Unfavorable results, primarily in gas trading and power full requirements strategies	(15)
$143
Realized Margins(a)
Favorable results, primarily in gas structured, gas storage, and gas trading strategies(c)	$94
Unfavorable results, primarily in power full requirements and power trading strategies	(16)
$78
Increase in Non-utility Margin	$221
_______________________________________

(a)
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

(b)	Amount includes $152 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $89 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Outlook — In the near-term, Energy Trading expects market conditions to remain challenging, and the profitability of this segment may be impacted by the volatility in commodity prices and the uncertainty of impacts associated with financial reform, regulatory changes, and changes in operating rules of Regional Transmission Organizations. Significant portions of the Energy Trading portfolio are economically hedged. Most financial instruments and physical power and natural gas contracts are deemed derivatives, whereas natural gas inventory, pipeline transportation, renewable energy credits, and storage assets are not derivatives. As a result, Energy Trading will experience earnings volatility as derivatives are marked-to-market without revaluing the underlying non-derivative contracts and assets. Energy Trading's strategy is to economically manage the price risk of these underlying non-derivative contracts and assets with futures, forwards, swaps, and options. This results in gains and losses that are recognized in different interim and annual accounting periods.
See also the "Fair Value" section herein and Notes 7 and 8 to the Consolidated Financial Statements, "Fair Value" and "Financial and Other Derivative Instruments," respectively.
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net losses of $15 million and $31 million in the three and nine months ended September 30, 2017, represent an increase of $14 million and no change from the net losses of $1 million and $31 million in the comparable 2016 periods. The increase in the third quarter was primarily due to effective income tax rate adjustments. For the nine-month period, decreases primarily due to interest expense and effective income tax rate adjustments were offset by excess tax benefits on stock-based compensation recognized in accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted effective July 1, 2016.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2017 will be approximately $1.9 billion. DTE Energy anticipates base level utility capital investments; environmental, renewable, and energy optimization expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2017 of approximately $2.5 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	Nine Months Ended September 30,
	2017	2016
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities
Net Income	$832	$710
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	756	702
Nuclear fuel amortization	39	44
Allowance for equity funds used during construction	(17)	(15)
Deferred income taxes	261	244
Asset (gains) losses and impairments, net	5	—
Working capital and other	(326)	82
Net cash from operating activities	1,550	1,767
Investing Activities
Plant and equipment expenditures — utility	(1,439)	(1,267)
Plant and equipment expenditures — non-utility	(133)	(75)
Contributions to equity method investees	(194)	(199)
Other	(38)	38
Net cash used for investing activities	(1,804)	(1,503)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,010	646
Redemption of long-term debt	(385)	(322)
Repurchase of long-term debt	—	(59)
Short-term borrowings, net	160	(89)
Repurchase of common stock	(51)	(33)
Dividends on common stock and other	(509)	(378)
Net cash from (used for) financing activities	225	(235)
Net Increase (Decrease) in Cash and Cash Equivalents	$(29)	$29
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations decreased by $217 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in operating cash flows reflects a decrease to working capital adjustments, partially offset by an increase to Net Income, Deferred income taxes, and Depreciation and amortization.
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

Net cash used for investing activities increased by $301 million in 2017 due to increased capital expenditures, and the two acquisitions of landfill gas facilities, which are presented in Investing Activities — Other.
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
Net cash from financing activities increased by $460 million in 2017 primarily due to an increase in Issuance of long-term debt and Short-term borrowings, partially offset by an increase in Redemption of long-term debt, Dividends on common stock, and Repurchase of common stock.
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
DTE Energy has approximately $110 million in long-term debt, including capital leases, maturing in the next twelve months. The repayment of the debt is expected to be paid through internally generated funds or the issuance of long-term debt.
DTE Energy has approximately $1.4 billion of available liquidity at September 30, 2017, consisting of cash and amounts available under unsecured revolving credit agreements.
At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $88 million, including contributions from DTE Electric of $85 million, to its pension plans in 2017. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2017.
Various subsidiaries and an equity investee of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of September 30, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $470 million.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Nine Months Ended
September 30, 2017
(In millions)
MTM at December 31, 2016	$(86)
Reclassified to realized upon settlement	(34)
Changes in fair value recorded to income	156
Amounts recorded to unrealized income	122
Changes in fair value recorded in regulatory liabilities	15
Change in collateral	(3)
MTM at September 30, 2017	$48
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2020 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2017	2018	2019	2020 and Beyond	Total Fair Value
	(In millions)
Level 1	$(7)	$2	$5	$—	$—
Level 2	5	6	6	6	23
Level 3	(14)	17	12	(8)	7
MTM before collateral adjustments	$(16)	$25	$23	$(2)	30
Collateral adjustments					18
MTM at September 30, 2017					$48

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
DTE Energy's Gas Storage and Pipelines segment has exposure to natural gas price fluctuations which impact the pricing for natural gas storage, gathering, and transportation. DTE Energy manages its exposure through the use of short, medium, and long-term storage, gathering, and transportation contracts.
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
The following table displays the credit quality of DTE Energy's trading counterparties as of September 30, 2017:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$242	$—	$242
BBB+ and BBB	282	—	282
BBB−	86	—	86
Total Investment Grade	610	—	610
Non-investment grade(b)	2	—	2
Internally Rated — investment grade(c)	266	—	266
Internally Rated — non-investment grade(d)	15	—	15
Total	$893	$—	$893
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 18% of the total gross credit exposure.

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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of September 30, 2017, DTE Energy had a floating rate debt-to-total debt ratio of approximately 5.3%.
Foreign Currency Exchange Risk
DTE Energy has foreign currency exchange risk arising from market price fluctuations associated with fixed priced contracts. These contracts are denominated in Canadian dollars and are primarily for the purchase and sale of natural gas and power, as well as for long-term transportation capacity. To limit DTE Energy's exposure to foreign currency exchange fluctuations, DTE Energy has entered into a series of foreign currency exchange forward contracts through June 2022.

Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at September 30, 2017 and 2016 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of September 30,		As of September 30,
Activity	2017	2016	2017	2016	Change in the Fair Value of
	(In millions)
Gas contracts	$3	$17	$(3)	$(17)	Commodity contracts
Power contracts	$9	$14	$(11)	$(14)	Commodity contracts
Interest rate risk — DTE Energy	$(545)	$(388)	$548	$408	Long-term debt
Interest rate risk — DTE Electric	$(249)	$(235)	$267	$252	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For information on legal proceedings and matters related to the Registrants, see Notes 5 and 11 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2017:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
07/01/2017 — 07/31/2017	2,287	$106.05	—	—	—
08/01/2017 — 08/31/2017	7,066	$97.73	—	—	—
09/01/2017 — 09/30/2017	440	$97.78	—	—	—
Total	9,793		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

10.107
Supplemental Indenture, dated as of August 1, 2017, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (2017 Series B).
		X	X

10.108
Forty-Eighth Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (2017 First Mortgage Bonds Series C and D).
X

12.79	Computation of Ratio of Earnings to Fixed Charges	X

12.80	Computation of Ratio of Earnings to Fixed Charges		X

31.137	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.138	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.139	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.140	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.137	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.138	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.139	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.140	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	October 25, 2017
DTE ENERGY COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/DONNA M. ENGLAND
Donna M. England Chief Accounting Officer
(Duly Authorized Officer)