Form 10-K
period 2017-12-31
DTE ENERGY CO; DTE Electric Co
filed 2018-02-16
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
1-11607	DTE Energy Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-3217752

1-2198	DTE Electric Company (a Michigan corporation) One Energy Plaza Detroit, Michigan 48226-1279 313-235-4000	38-0478650
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on which Registered
DTE Energy Company (DTE Energy)	Common stock, without par value	New York Stock Exchange

DTE Energy	2012 Series C 5.25% Junior Subordinated Debentures due 2062	New York Stock Exchange

DTE Energy	2016 Series B 5.375% Junior Subordinated Debentures due 2076	New York Stock Exchange

DTE Energy	2016 Series F 6.00% Junior Subordinated Debentures due 2076	New York Stock Exchange

DTE Energy	2017 Series E 5.25% Junior Subordinated Debentures due 2077	New York Stock Exchange

DTE Energy	6.50% Corporate Units	New York Stock Exchange

DTE Electric Company (DTE Electric)	None	None
Securities registered pursuant to Section 12(g) of the Act:

DTE Energy	None	DTE Electric	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DTE Energy	Yes ☒ No ☐	DTE Electric	Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

DTE Energy	Yes ☐ No ☒	DTE Electric	Yes ☐ No ☒
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

DTE Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

DTE Electric	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
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
On June 30, 2017, the aggregate market value of DTE Energy's voting and non voting common equity held by non-affiliates was approximately $18.7 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of Common Stock outstanding at January 31, 2018:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	179,385,962

DTE Electric	Common Stock, $10 par value, directly-owned by DTE Energy	138,632,324
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DTE Energy's definitive Proxy Statement for its 2018 Annual Meeting of Common Shareholders to be held May 3, 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.
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

AMV	Applicable Market Value

ANPR	Advanced Noticed of Proposed Rulemaking

ARO	Asset Retirement Obligation

ASU	Accounting Standards Update issued by the FASB

CCR	Coal Combustion Residuals

CFTC	U.S. Commodity Futures Trading Commission

CON	Certificate of Necessity

DOE	U.S. Department of Energy

DTE Electric	DTE Electric Company (a direct wholly-owned subsidiary of DTE Energy) and subsidiary companies

DTE Energy	DTE Energy Company, directly or indirectly the parent of DTE Electric, DTE Gas, and numerous non-utility subsidiaries

DTE Gas	DTE Gas Company (an indirect wholly-owned subsidiary of DTE Energy) and subsidiary companies

EGU	Electric Generating Unit

ELG	Effluent Limitations Guidelines

EPA	U.S. Environmental Protection Agency

Equity Units	DTE Energy's 2016 Equity Units issued in October 2016, which were used to finance the October 1, 2016 Gas Storage and Pipelines acquisition.

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FOV	Finding of Violation

FTRs	Financial Transmission Rights are financial instruments that entitle the holder to receive payments related to costs incurred for congestion on the transmission grid.

GCR	A Gas Cost Recovery mechanism authorized by the MPSC that allows DTE Gas to recover through rates its natural gas costs.

GHGs	Greenhouse gases

IRM	Infrastructure Recovery Mechanism

IRS	Internal Revenue Service

ISO	Independent System Operator

LIBOR	London Inter-Bank Offered Rates

LLC	DTE Energy Corporate Services, LLC, a subsidiary of DTE Energy

MDEQ	Michigan Department of Environmental Quality

MGP	Manufactured Gas Plant

MISO	Midcontinent Independent System Operator, Inc.

MPSC	Michigan Public Service Commission

MTM	Mark-to-market

NAV	Net Asset Value

NEIL	Nuclear Electric Insurance Limited

NEXUS	NEXUS Gas Transmission, LLC, a joint venture in which DTE Energy owns a 50% partnership interest.

Non-utility	An entity that is not a public utility. Its conditions of service, prices of goods and services, and other operating related matters are not directly regulated by the MPSC.

NOV	Notice of Violation

NOx	Nitrogen Oxides

NRC	U.S. Nuclear Regulatory Commission

PLD	City of Detroit's Public Lighting Department

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

Shenango	Shenango Incorporated is a coke battery plant located in Pittsburgh, PA, that was closed in January 2016 and is included in the Power and Industrial Projects segment.

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TRIA	Terrorism Risk Insurance Program Reauthorization Act of 2015

TRM
A Transitional Reconciliation Mechanism authorized by the MPSC that allows DTE Electric to recover through rates the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system.

VEBA	Voluntary Employees Beneficiary Association

VIE	Variable Interest Entity

Units of Measurement

Bcf	Billion cubic feet of natural gas

BTU	British thermal unit, heat value (energy content) of fuel

kWh	Kilowatthour of electricity

MDth/d	Million dekatherms per day

MMBtu	One million BTU

MW	Megawatt of electricity

MWh	Megawatthour of electricity

THIS PAGE INTENTIONALLY LEFT BLANK

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

•	the amount and timing of cost recovery allowed as a result of regulatory proceedings, related appeals, or new legislation, including legislative amendments and retail access programs;

•	economic conditions and population changes in the Registrants' geographic area resulting in changes in demand, customer conservation, and thefts of electricity and, for DTE Energy, natural gas;

•	environmental issues, laws, regulations, and the increasing costs of remediation and compliance, including actual and potential new federal and state requirements;

•	the cost of protecting assets against, or damage due to, cyber crime and terrorism;

•	health, safety, financial, environmental, and regulatory risks associated with ownership and operation of nuclear facilities;

•	volatility in the short-term natural gas storage markets impacting third-party storage revenues related to DTE Energy;

•	impact of volatility of prices in the oil and gas markets on DTE Energy's gas storage and pipelines operations;

•	impact of volatility in prices in the international steel markets on DTE Energy's power and industrial projects operations;

•	volatility in commodity markets, deviations in weather, and related risks impacting the results of DTE Energy's energy trading operations;

•	changes in the cost and availability of coal and other raw materials, purchased power, and natural gas;

•	advances in technology that produce power or reduce power consumption;

•	changes in the financial condition of DTE Energy's significant customers and strategic partners;

•	the potential for losses on investments, including nuclear decommissioning and benefit plan assets and the related increases in future expense and contributions;

•	access to capital markets and the results of other financing efforts which can be affected by credit agency ratings;

•	instability in capital markets which could impact availability of short and long-term financing;

•	the timing and extent of changes in interest rates;

•	the level of borrowings;

•	the potential for increased costs or delays in completion of significant capital projects;

•	changes in, and application of, federal, state, and local tax laws and their interpretations, including the Internal Revenue Code, regulations, rulings, court proceedings, and audits;

•	the effects of weather and other natural phenomena on operations and sales to customers, and purchases from suppliers;

•	unplanned outages;

•	employee relations and the impact of collective bargaining agreements;

•	the risk of a major safety incident at an electric distribution or generation facility and, for DTE Energy, a gas storage, transmission, or distribution facility;

•	the availability, cost, coverage, and terms of insurance and stability of insurance providers;

•	cost reduction efforts and the maximization of plant and distribution system performance;

•	the effects of competition;

•	changes in and application of accounting standards and financial reporting regulations;

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy, and other business issues;

•	contract disputes, binding arbitration, litigation, and related appeals; and

•	the risks discussed in the Registrants' public filings with the Securities and Exchange Commission.
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
Operating Revenues by Service

	2017	2016	2015
	(In millions)
Residential	$2,310	$2,477	$2,186
Commercial	1,758	1,754	1,701
Industrial	667	654	645
Other(a)	313	290	281
Subtotal	5,048	5,175	4,813
Interconnection sales(b)	54	50	88
Electric segment Operating Revenues	$5,102	$5,225	$4,901
______________________________

(a)	Includes revenue associated with the under or over recoveries of tracking mechanisms and for 2015 deferred gain amortization of the previously reversed RDM liability.

(b)	Represents power that is not distributed by DTE Electric.

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
Fuel Supply and Purchased Power
DTE Electric's power is generated from a variety of fuels and is supplemented with purchased power. DTE Electric expects to have an adequate supply of fuel and purchased power to meet its obligation to serve customers. DTE Electric's generating capability is heavily dependent upon the availability of coal. Coal is purchased from various sources in different geographic areas under agreements that vary in both pricing and terms. DTE Electric expects to obtain the majority of its coal requirements through long-term contracts, with the balance to be obtained through short-term agreements and spot purchases. DTE Electric has long-term and short-term contracts for the purchase of approximately 26.7 million tons of low-sulfur western coal and approximately 1 million tons of Appalachian coal to be delivered from 2018 to 2021. All of these contracts have pricing schedules. DTE Electric has approximately 94% of the expected coal requirements for 2018 under contract. Given the geographic diversity of supply, DTE Electric believes it can meet its expected generation requirements. DTE Electric leases a fleet of rail cars and has the expected western and eastern coal rail requirements under contract through 2021. Contracts covering expected vessel transportation requirements for delivery of purchased coal to electric generating facilities are under contract through 2019.
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
Generating facilities owned and in service as of December 31, 2017 are shown in the following table:

	Location by Michigan County		Net Generation Capacity(a)
Facility		Year in Service	(MW)
Fossil-fueled Steam-Electric
Belle River(b)	St. Clair	1984 and 1985	1,034
Greenwood	St. Clair	1979	785
Monroe(c)	Monroe	1971, 1973, and 1974	3,066
River Rouge	Wayne	1958	272
St. Clair	St. Clair	1953, 1954, 1961, and 1969	1,216
Trenton Channel	Wayne	1968	520
			6,893
Natural gas and Oil-fueled Peaking Units	Various	1966-1971, 1981, 1999, 2002, and 2003	2,033
Nuclear-fueled Steam-Electric Fermi 2	Monroe	1988	1,141
Hydroelectric Pumped Storage Ludington(d)	Mason	1973	1,019
Renewables(e)
Wind
Brookfield Wind Park	Huron	2014	75
Echo Wind Park	Huron	2014	112
Gratiot Wind Park	Gratiot	2011 and 2012	102
Pinnebog Wind Park	Huron	2016	51
Thumb Wind Project	Huron and Sanilac	2012	110
			450
Solar
Utility-Owned SolarCurrents	Various	2010-2016	16
Utility Scale Solar	Various	2017	50
			66
			11,602
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

(c)	The Monroe generating plant provided 40% of DTE Electric’s total 2017 power plant generation.

(d)	Represents DTE Electric’s 49% interest in Ludington with a total capability of 2,080 MW. See Note 7 to the Consolidated Financial Statements in Item 8 of this Report, "Jointly-Owned Utility Plant."

(e)	In addition to the owned renewable facilities described above, DTE Electric has long-term contracts for 489 MW of renewable power generated from wind, solar, and biomass facilities.
See "Capital Investments" in Management's Discussion and Analysis in Item 7 of this Report for information regarding plant retirements and future capital expenditures.

DTE Electric owns and operates 692 distribution substations with a capacity of approximately 36,357,000 kilovolt-amperes (kVA) and approximately 440,500 line transformers with a capacity of approximately 31,777,000 kVA.
Circuit miles of electric distribution lines owned and in service as of December 31, 2017 are shown in the following table:

	Circuit Miles
Operating Voltage-Kilovolts (kV)	Overhead	Underground
4.8 kV to 13.2 kV	28,479	15,122
24 kV	182	689
40 kV	2,301	378
120 kV	61	8
	31,023	16,197
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
Strategy and Competition
DTE Electric's electrical generation operations seek to provide the energy needs of customers in a cost effective manner. With potential capacity constraints in the MISO region, there will be increased dependency on DTE Electric's generation to provide reliable service and price stability for customers. This generation will require a large investment in DTE Electric's aging coal fleet, proposed natural gas fueled combined cycle generation facility, and renewables.
DTE Electric's distribution operations focus is on distributing energy in a safe, cost effective, and reliable manner to customers. DTE Electric seeks to increase operational efficiencies to increase customer satisfaction at an affordable rate.

The electric retail access program in Michigan gives electric customers the option of retail access to alternative electric suppliers, subject to limits. Customers with retail access to alternative electric suppliers represented approximately 10% of retail sales in 2017, 2016, and 2015 and consisted primarily of industrial and commercial customers. MPSC rate orders and 2008 energy legislation enacted by the State of Michigan have placed a 10% cap on the total retail access related migration, mitigating some of the unfavorable effects of electric retail access on DTE Electric's financial performance and full service customer rates. Energy legislation passed in 2016 retained the 10% retail access cap with some revisions. DTE Electric expects that customers with retail access to alternative electric suppliers will represent approximately 10% of retail sales in 2018.
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
Operating Revenues by Service

	2017	2016	2015
	(In millions)
Gas sales	$1,002	$970	$1,019
End-user transportation	206	189	191
Intermediate transportation	49	50	59
Other	131	115	107
Gas segment Operating Revenues	$1,388	$1,324	$1,376

•	Gas sales — Includes the sale and delivery of natural gas primarily to residential and small-volume commercial and industrial customers.

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

•	Other — Includes revenues from natural gas storage, appliance maintenance, facility development, and other energy-related services.
DTE Gas' natural gas sales, end-user transportation, and intermediate transportation volumes, revenues, and Net Income, are impacted by weather. Given the seasonal nature of the business, revenues and Net Income are concentrated in the first and fourth quarters of the calendar year. By the end of the first quarter, the heating season is largely over, and DTE Gas typically realizes substantially reduced revenues and earnings in the second quarter, and losses in the third quarter. The impacts of changes in annual average customer usage are minimized by the RDM.
DTE Gas operations are not dependent upon a limited number of customers, and the loss of any one or a few customers would not have a material adverse effect on the results of DTE Gas.

Natural Gas Supply
DTE Gas' gas distribution system has a planned maximum daily send-out capacity of 2.4 Bcf, with approximately 65% of the volume coming from underground storage for 2017. Peak-use requirements are met through utilization of storage facilities, pipeline transportation capacity, and purchased gas supplies. Because of the geographic diversity of supply and its pipeline transportation and storage capacity, DTE Gas is able to reliably meet supply requirements. DTE Gas believes natural gas supply and pipeline capacity will be sufficiently available to meet market demands in the foreseeable future.
DTE Gas purchases natural gas supplies in the open market by contracting with producers and marketers, and maintains a diversified portfolio of natural gas supply contracts. Supplier, producing region, quantity, and available transportation diversify DTE Gas' natural gas supply base. Natural gas supply is obtained from various sources in different geographic areas (Gulf Coast, Mid-Continent, Canada, and Michigan) under agreements that vary in both pricing and terms. Gas supply pricing is generally tied to the New York Mercantile Exchange and published price indices to approximate current market prices combined with MPSC-approved fixed price supplies with varying terms and volumes through 2020.
DTE Gas is directly connected to interstate pipelines, providing access to most of the major natural gas supply producing regions in the Gulf Coast, Mid-Continent, and Canadian regions. The primary long-term transportation supply contracts at December 31, 2017 are listed below. In addition, DTE Gas has contracted for 75 MDth/d of capacity on the NEXUS Pipeline, for a term of 15-years beginning with the anticipated third quarter 2018 in-service date.

	Availability (MDth/d)	Contract Expiration
Great Lakes Gas Transmission L.P.	30	2022
Viking Gas Transmission Company	21	2022
Vector Pipeline L.P.	20	2022
ANR Pipeline Company	204	2028
Panhandle Eastern Pipeline Company	125	2029
Properties
DTE Gas owns distribution, storage, and transportation properties that are located in the State of Michigan. The distribution system includes approximately 19,500 miles of distribution mains, approximately 1,216,000 service pipelines, and approximately 1,262,000 active meters, and DTE Gas owns approximately 2,000 miles of transmission pipelines that deliver natural gas to the distribution districts and interconnect DTE Gas storage fields with the sources of supply and the market areas.
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
Strategy and Competition
DTE Gas' strategy is to ensure the safe, reliable, and cost effective delivery of natural gas service within its franchised markets in Michigan. In addition, DTE Gas is promoting the extension of its distribution system to underserved markets and the increased use of natural gas furnaces, water heaters, and appliances within its current customer base. DTE Gas continues to focus on the reduction of operating costs and the delivery of energy efficiency products and services to its customers, making natural gas service the preferred fuel and even more affordable for its customers.
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

Properties
Gas Storage and Pipelines holds the following properties:

Property Classification	% Owned	Description	Location
Pipelines
Appalachia Gathering System(a)	100%	114-mile pipeline delivering Marcellus Shale gas to Texas Eastern Pipeline and Stonewall Gas Gathering system	PA and WV
Stonewall Gas Gathering(a)	55%	68-mile pipeline connecting Appalachia Gathering System to Columbia Pipeline	WV
Bluestone Pipeline	100%	59-mile pipeline delivering Marcellus Shale gas to Millennium Pipeline and Tennessee Pipeline	PA and NY
Susquehanna gathering system	100%	Gathering system delivering Southwestern Energy's Marcellus Shale gas production to Bluestone Pipeline	PA
Vector Pipeline	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers	IL, IN, MI, and Ontario
Millennium Pipeline	26%	251-mile pipeline serving markets in the Northeast	NY
Michigan gathering systems	100%	Gathers production gas in northern Michigan	MI
Storage
Washington 10	100%	75 Bcf of storage capacity	MI
Washington 28	50%	16 Bcf of storage capacity	MI
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
In addition, DTE Energy owns a 50% interest in the NEXUS Pipeline, a 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. A FERC application was filed in the fourth quarter of 2015 and was approved in August 2017. Construction has commenced with an anticipated third quarter 2018 in-service date.
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
Strategy and Competition
Gas Storage and Pipelines expects to continue its steady growth plan by expanding existing assets, acquiring and/or developing new assets that are typically supported with long-term customer commitments. The focus will be on opportunities in the Midwest to Northeast region to supply natural gas to meet growing demand and displace less attractive supply from certain regions in North America. Much of the growth in demand for natural gas is expected to occur in the eastern Canada and the northeast U.S. regions. Gas Storage and Pipelines believes that the Vector, Millennium, and NEXUS Pipelines are well positioned to provide access routes and low-cost expansion options to these markets due to growth in production from the Marcellus/Utica Shales in Pennsylvania and West Virginia. Gas Storage and Pipelines has agreements with key Marcellus shale producers that support its Bluestone Pipeline, Susquehanna gathering, AGS, and SGG businesses. Gas Storage and Pipelines is evaluating new pipeline and storage investment opportunities that could include additional pipeline and gathering expansions, laterals, compression, and other Marcellus/Utica shale midstream development or partnering opportunities.

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
Industrial Energy Services

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

Renewable Energy

•
Wholesale Power and Renewables — Power and Industrial Projects holds ownership interests in, and operates, five renewable generating plants with a capacity of 217 MWs. The electric output is sold under long-term power purchase agreements.

•
Landfill Gas Recovery — Power and Industrial Projects has ownership interests in, and operates, twenty-two landfill gas recovery sites in eight different states. The sites recover methane from landfills and converts the gas to generate electricity, replace fossil fuels in industrial and manufacturing operations, or refine to pipeline-quality gas, which can then be used as vehicle fuel.

Reduced Emissions Fuel

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

Properties and Other
The following are significant properties operated by Power and Industrial Projects:

Business Areas	Location	Service Type
Industrial Energy Services
Steel and Petroleum Coke
Pulverized Coal Operations	MI	Pulverized Coal
Coke Production	MI	Metallurgical Coke Supply
Other Investment in Coke Production and Petroleum Coke	IN and MS	Metallurgical Coke Supply and Pulverized Petroleum Coke
On-Site Energy
Automotive	IN, MI, NY, and OH	Electric Distribution, Chilled Water, Waste Water, Steam, Cooling Tower Water, Reverse Osmosis Water, Compressed Air, Mist, and Dust Collectors
Airports	MI and PA	Electricity and Hot and Chilled Water
Chemical Manufacturing	KY and OH	Electricity, Steam, Natural Gas, Compressed Air, and Wastewater
Consumer Manufacturing	OH	Electricity, Steam, Wastewater, and Sewer
Business Park	PA	Electricity
Hospital and University	CA and IL	Electricity, Steam, and Chilled Water
Renewable Energy
Pulp and Paper	AL	Electric Generation and Steam
Renewables	CA and MN	Electric Generation
Landfill Gas Recovery	AZ, CA, MI, NC, NY, OH, TX, and UT	Electric Generation and Renewable Natural Gas
Reduced Emissions Fuel	MI, OH, OK, IL, PA, TX, and WI	REF Supply

	2017	2016	2015
	(In millions)
Production Tax Credits Generated (Allocated to DTE Energy)
REF	$144	$103	$77
Renewables	6	8	11
Landfill Gas Recovery	3	3	3
	$153	$114	$91
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
Strategy and Competition
Power and Industrial Projects will continue leveraging its energy-related operating experience and project management capability to develop and grow its steel, on-site energy, and renewable energy businesses, and optimize the REF businesses. Power and Industrial Projects will also continue to pursue opportunities to provide asset management and operations services to third parties. There are limited competitors for Power and Industrial Projects' existing disparate businesses who provide similar products and services. Power and Industrial Projects' operations are dependent upon a limited number of customers, and the loss of any one or a few customers could have a material adverse effect on the results of Power and Industrial Projects.
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

Power and Industrial Projects intends to focus on the following areas for growth:

•	Providing operating services to owners of on-site industrial power plants;

•	Acquiring and developing landfill gas recovery facilities, renewable energy projects, and other energy projects which may qualify for tax credits;

•	Obtaining investors in the REF projects.
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

ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation and expect to continue recovering environmental costs related to utility operations through rates charged to customers. The following table summarizes DTE Energy's, including DTE Electric's, estimated significant future environmental expenditures based upon current regulations. Pending or future reconsiderations of current regulations may impact the estimated expenditures summarized in the table below. The amounts reported in the table do not include any expenditures related to the EPA Clean Power Plan as discussed below. Actual costs to comply could vary substantially. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented.

	DTE Electric	DTE Gas	Non-utility	Total
	(In millions)
Water	$35	$—	$—	$35
Contaminated and other sites	5	35	—	40
Coal combustion residuals and effluent limitations guidelines	295	—	—	295
Estimated total future expenditures through 2024	$335	$35	$—	$370
Estimated 2018 expenditures	$10	$30	$—	$40
Estimated 2019 expenditures	$65	$—	$—	$65
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
Air — DTE Electric is subject to the EPA ozone and fine particulate transport, and acid rain regulations that limit power plant emissions of sulfur dioxide and nitrogen oxides. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to emission controls on fossil-fueled power plants to reduce nitrogen oxides, sulfur dioxide, mercury, and other emissions. These rulemakings could require additional controls for sulfur dioxide, nitrogen oxides, and other hazardous air pollutants over the next few years. DTE Electric does not anticipate additional capital expenditures to comply with air pollution requirements through 2024, pending the results of future rulemakings.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA has finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. In October 2017, the EPA issued a proposal to repeal the Clean Power Plan, and a notice that it is intending to issue an ANPR that may create a replacement rule for the Clean Power Plan. It is not possible to determine the potential impact of the EPA's repeal, and potential replacement of the Clean Power Plan on existing sources at this time.
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
EMPLOYEES
DTE Energy and its subsidiaries had approximately 10,200 employees as of December 31, 2017, of which approximately 5,000 were represented by unions. DTE Electric had approximately 4,700 employees as of December 31, 2017, of which approximately 2,700 were represented by unions. There are several bargaining units for DTE Energy subsidiaries' represented employees. The majority of represented employees for both DTE Energy and DTE Electric are under contracts that expire in 2020 and 2021.

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
Uncertainty around future environmental regulations creates difficulty planning long-term capital projects in the Registrants' generation fleet and, for DTE Energy's gas distribution businesses. These laws and regulations require the Registrants to seek a variety of environmental licenses, permits, inspections, and other regulatory approvals. The Registrants could be required to install expensive pollution control measures or limit or cease activities, including the retirement of certain generating plants, based on these regulations. Additionally, the Registrants may become a responsible party for environmental cleanup at sites identified by a regulatory body. The Registrants cannot predict with certainty the amount and timing of future expenditures related to environmental matters because of the difficulty of estimating cleanup costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on potentially responsible parties.
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

Threats of cyber crime, physical security, and terrorism could affect the Registrants' business. The Registrants may be threatened by issues such as cyber crime, physical security, or terrorism that may disrupt the Registrants' operations, and could harm the Registrants' operating results.
Cyber crime, which includes the use of malware, computer viruses, and other means for disruption or unauthorized access against companies, including the Registrants, has increased in frequency, scope, and potential impact in recent years. The Registrants' industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, all of the Registrants' technology systems are vulnerable to disability or failures due to cyber crime, physical security threats, acts of war or terrorism, and other causes. If the Registrants' information technology systems were to fail and they were unable to recover in a timely way, the Registrants may be unable to fulfill critical business functions, which could have a material adverse effect on the Registrants' business, operating results, and financial condition.
In addition, the Registrants' generation plants and electrical distribution facilities, and DTE Energy's gas pipeline and storage facilities, in particular, may be targets of physical security threats or terrorist activities that could disrupt the Registrants' ability to produce or distribute some portion of their products. The Registrants have increased security as a result of past events and may be required by regulators or by the future threat environment to make investments in security that the Registrants cannot currently predict.
Failure to maintain the security of personally identifiable information could adversely affect the Registrants. In connection with the Registrants' businesses, they collect and retain personally identifiable information of their customers, shareholders, and employees. Customers, shareholders, and employees expect that the Registrants will adequately protect their personal information. The regulatory environment surrounding information security and privacy is increasingly demanding. A significant theft, loss, or fraudulent use of customer, shareholder, employee, or Registrant data by cybercrime or otherwise, could adversely impact the Registrants' reputation, and could result in significant costs, fines, and litigation.
Operation of a nuclear facility subjects the Registrants to risk. Ownership of an operating nuclear generating plant subjects the Registrants to significant additional risks. These risks include, among others, plant security, environmental regulation and remediation, changes in federal nuclear regulation, increased capital expenditures to meet industry requirements, and operational factors that can significantly impact the performance and cost of operating a nuclear facility compared to other generation options. While the Registrants maintain insurance for various nuclear-related risks, there can be no assurances that such insurance will be sufficient to cover the Registrants' costs in the event of an accident or business interruption at the nuclear generating plant, which may affect the Registrants' financial performance. In addition, while the Registrants have a nuclear decommissioning trust fund to finance the decommissioning of the nuclear generating plant, there can be no assurances that such fund will be sufficient to fund the cost of decommissioning. A decline in market value of assets held in decommissioning trust funds due to poor investment performance or other factors may increase the funding requirements for these obligations. Any increase in funding requirements may have a material impact on the Registrants’ liquidity, financial position, or results of operations.
Construction and capital improvements to the Registrants' power facilities, DTE Energy's distribution systems and its Gas Storage and Pipelines business subject them to risk. The Registrants are managing ongoing, and planning future, significant construction and capital improvement projects at DTE Electric's multiple power generation and distribution facilities, at DTE Energy's gas distribution system, and at DTE Energy's Gas Storage and Pipelines business. Many factors that could cause delays or increased prices for these complex projects are beyond the Registrants' control, including the cost of materials and labor, subcontractor performance, timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies), construction disputes, impediments to acquiring rights-of-way or land rights on a timely basis and on acceptable terms, cost overruns, and weather conditions. Failure to complete these projects on schedule and on budget for any reason could adversely affect the Registrants' financial performance, operations, or expected investment returns at the affected facilities, businesses and development projects.

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
Emerging technologies may have a material adverse effect on the Registrants. Advances in technology that produce power or reduce power consumption include cost-effective renewable energy technologies, distributed generation, energy efficiency technologies, and energy storage devices. Such developments may impact the price of energy, may affect energy deliveries as customer-owned generation becomes more cost-effective, may require further improvements to our distribution systems to address changing load demands, and could make portions of our electric system power supply and/or distribution facilities obsolete prior to the end of their useful lives. Such technologies could also result in further declines in commodity prices or demand for delivered energy. Each of these factors could materially affect the Registrants’ results of operations, cash flows, or financial position.
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

The Registrants' ability to access capital markets is important. The Registrants' ability to access capital markets is important to operate their businesses and to fund capital investments. Turmoil in credit markets may constrain the Registrants' ability, as well as the ability of their subsidiaries, to issue new debt, including commercial paper, and refinance existing debt at reasonable interest rates. In addition, the level of borrowing by other energy companies, and the market as a whole, could limit the Registrants' access to capital markets. The Registrants' long-term revolving credit facilities do not expire until 2022, but the Registrants regularly access capital markets to refinance existing debt or fund new projects at the Registrants' utilities and DTE Energy's non-utility businesses, and the Registrants cannot predict the pricing or demand for those future transactions.
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
DTE Energy's ability to utilize production tax credits may be limited. To reduce U.S. dependence on imported oil, the Internal Revenue Code provides production tax credits as an incentive for taxpayers to produce fuels and electricity from alternative sources. DTE Energy generated production tax credits from coke production, landfill gas recovery, reduced emission fuel, renewable energy generation, and gas production operations. If DTE Energy's production tax credits were disallowed in whole or in part as a result of an IRS audit or changes in tax law there could be additional tax liabilities owed for previously recognized tax credits that could significantly impact DTE Energy's earnings and cash flows.
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
Renewable portfolio standards and energy efficiency programs may affect the Registrants' business. The Registrants are subject to existing Michigan, and potential future, federal legislation and regulation requiring them to secure sources of renewable energy. The Registrants have complied with the existing federal and state legislation, but do not know what requirements may be added by federal or state legislation in the future. In addition, the Registrants expect to comply with new Michigan legislation increasing the percentage of power required to be provided by renewable energy sources. The Registrants cannot predict the financial impact or costs associated with complying with potential future legislation and regulations. Compliance with these requirements can significantly increase capital expenditures and operating expenses and can negatively affect the affordability of the rates charged to customers.
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
A work interruption may adversely affect the Registrants. There are several bargaining units for DTE Energy's approximately 5,000 and DTE Electric's approximately 2,700 represented employees. The majority of represented employees are under contracts that expire in 2020 and 2021. A union choosing to strike would have an impact on the Registrants' businesses. The Registrants are unable to predict the effect a work stoppage would have on their costs of operations and financial performance.
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
The Registrants may not be fully covered by insurance. The Registrants have a comprehensive insurance program in place to provide coverage for various types of risks, including catastrophic damage as a result of severe weather or other natural disasters, war, terrorism, or a combination of other significant unforeseen events that could impact the Registrants' operations. Economic losses might not be covered in full by insurance, or the Registrants' insurers may be unable to meet contractual obligations.

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
The Yolo-Solano Air Quality Management District issued nine notices of violation alleging that Woodland Biomass Power, LLC, which operates a renewable wood-fired power generation facility, failed a 2016 source test that was to demonstrate compliance with the facility’s PM-10 lb/hr daily emission permit limit, violated NOx annual emission permit limits in 2013 and 2015 and related record keeping and reporting violations, failed a 2017 source test that was to demonstrate compliance with the facility’s NOx lb/hr emission permit limit, and a fugitive dust violation that occurred in 2017.  On January 5, 2018, Woodland Biomass Power, LLC paid a final settlement of $525,000 to resolve all the notice of violation issues.

An FOV was issued by the EPA to DTE Electric in 2017 alleging violations related to exceedances of the mercury emission limits for the Monroe Power Plant. DTE Electric is currently working with the EPA to address the alleged violations.  At this time, DTE Electric cannot predict the impact of the final settlement.
For more information on legal proceedings and matters related to the Registrants, see Notes 9 and 18 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DTE Energy common stock is listed on the New York Stock Exchange, which is the principal market for such stock. The following table indicates the reported high and low sales prices of DTE Energy common stock on the Composite Tape of the New York Stock Exchange and dividends declared per share for each quarterly period during the past two years:

				Dividends Declared per Share
Year	Quarter	High	Low
2017
	First	$102.96	$96.56	$0.8250
	Second	$111.35	$100.97	$0.8250
	Third	$113.71	$104.19	$0.8250
	Fourth	$116.74	$106.21	$0.8825
2016
	First	$91.00	$78.01	$0.7300
	Second	$99.13	$84.77	$0.7300
	Third	$100.45	$90.61	$0.7700
	Fourth	$99.92	$89.66	$0.8250
At December 31, 2017, there were 179,386,967 shares of DTE Energy common stock outstanding. These shares were held by a total of 53,437 shareholders of record.
DTE Energy paid cash dividends on common stock of $592 million in 2017, $531 million in 2016, and $501 million in 2015. The amount of future dividends will depend on DTE Energy's earnings, cash flows, financial condition, and other factors that are periodically reviewed by the DTE Energy Board of Directors. Although there can be no assurances, DTE Energy anticipates paying dividends for the foreseeable future.
All of the 138,632,234 issued and outstanding shares of DTE Electric common stock, par value $10 per share, are owned by DTE Energy, and constitute 100% of the voting securities of DTE Electric. Therefore, no market exists for DTE Electric's common stock.
DTE Electric paid cash dividends on common stock of $432 million in 2017, $420 million in 2016, and $395 million in 2015.
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
See the following table for information as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders	105,994	$42.95	1,437,769

UNREGISTERED SALES OF DTE ENERGY EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DTE Energy's purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2017:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
10/01/2017 — 10/31/2017	3,269	$99.19	—	—	—
11/01/2017 — 11/30/2017	—	$—	—	—	—
12/01/2017 — 12/31/2017	1,300	$89.46	—	—	—
Total	4,569		—
_______________________________________

(a)	Represents shares of DTE Energy common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.
COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
Total Return to DTE Energy Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Year Ended December 31,
Company/Index	2013	2014	2015	2016	2017
DTE Energy Company	14.89	34.61	(3.77)	26.93	14.59
S&P 500 Index	32.39	13.69	1.38	11.95	21.82
S&P 500 Multi-Utilities Index	17.88	28.94	(1.73)	18.56	12.09

	Indexed Returns Year Ended December 31,
	Base Period
Company/Index	2012	2013	2014	2015	2016	2017
DTE Energy Company	100	114.89	154.65	148.82	188.89	216.45
S&P 500 Index	100	132.39	150.51	152.59	170.83	208.11
S&P 500 Multi-Utilities Index	100	117.88	151.99	149.36	177.08	198.49

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

	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Operating Revenues	$12,607	$10,630	$10,337	$12,301	$9,661
Net Income Attributable to DTE Energy Company(a)	$1,134	$868	$727	$905	$661
Diluted Earnings Per Common Share	$6.32	$4.83	$4.05	$5.10	$3.76
Financial Information
Dividends declared per share of common stock	$3.36	$3.06	$2.84	$2.69	$2.59
Total Assets(b)	$33,767	$32,041	$28,662	$27,827	$25,864
Long-Term Debt(b)(c)	$12,185	$11,269	$8,760	$8,271	$7,143
Shareholders’ equity(b)	$9,512	$9,011	$8,772	$8,327	$7,921
_______________________________________

(a)	The 2017 results include a $105 million net income tax benefit related to the enactment of the TCJA.

(b)
In October 2016, DTE Energy closed on an acquisition of midstream natural gas assets that are part of the Gas Storage and Pipelines segment. See Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information.

(c)	Long-Term Debt includes Capital lease obligations and excludes debt due within one year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion is separately filed by DTE Energy and DTE Electric. However, DTE Electric does not make any representations as to information related solely to DTE Energy or the subsidiaries of DTE Energy other than itself.

EXECUTIVE OVERVIEW
DTE Energy is a diversified energy company with 2017 Operating Revenues of approximately $12.6 billion and Total Assets of approximately $33.8 billion. DTE Energy is the parent company of DTE Electric and DTE Gas, regulated electric and natural gas utilities engaged primarily in the business of providing electricity and natural gas sales, distribution, and storage services throughout Michigan. DTE Energy operates three energy-related non-utility segments with operations throughout the United States.
The following table summarizes DTE Energy's financial results:

	Years Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$1,134	$868	$727
Diluted Earnings per Common Share	$6.32	$4.83	$4.05
The increase in 2017 Net Income Attributable to DTE Energy Company is primarily due to higher earnings in the Gas Storage and Pipelines, Energy Trading, and Power and Industrial Projects segments, partially offset by lower earnings in the Corporate and Other segment. The 2017 increase is also due to $105 million of net income tax benefit related to the enactment of the TCJA. The increase in 2016 Net Income Attributable to DTE Energy Company is primarily due to higher earnings in the Electric and Power and Industrial Projects segments.
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

DTE Electric's capital investments over the 2018-2022 period are estimated at $10.4 billion comprised of $4.1 billion for capital replacements and other projects, $4.3 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired four coal-fired generation units at the Trenton Channel, River Rouge, and St Clair facilities and has announced plans to retire its remaining thirteen coal-fired generating units. Seven of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy efficiency, demand response, and natural gas fueled generation. In September 2016, DTE Electric received an order from the MPSC in its amended Renewable Energy Plan approving two 150 megawatt wind projects expected to be constructed and in service between 2018 and 2020, and 25 megawatts of company-owned solar projects which will be constructed and in service between 2019 and 2020. DTE Electric constructed and placed in service 50 megawatts of solar generation in 2017. DTE Electric plans to build a natural gas fueled combined cycle generation facility to provide approximately 1,100 megawatts of energy beginning in 2022. In the third quarter of 2017, DTE Electric filed a CON with the MPSC seeking approval for the planned build of this natural gas plant. On January 31, 2018, DTE Electric filed its five-year distribution operations investment and maintenance plan to improve system reliability with the MPSC. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
DTE Gas' capital investments over the 2018-2022 period are estimated at $2.1 billion comprised of $950 million for base infrastructure, $1.1 billion for gas main renewal, meter move out, and pipeline integrity programs, and $10 million for expenditures related to the NEXUS Pipeline. DTE Gas plans to seek regulatory approval in general rate case filings for base infrastructure capital expenditures consistent with prior ratemaking treatment.
DTE Energy's non-utility businesses' capital investments are primarily for expansion, growth, and ongoing maintenance. Gas Storage and Pipelines' capital investments over the 2018-2022 period are estimated at $2.8 billion to $3.4 billion for gathering and pipeline investments and expansions, including the NEXUS Pipeline. Power and Industrial Projects' capital investments over the 2018-2022 period are estimated at $800 million to $1.2 billion for investments in cogeneration and on-site energy projects.
ENVIRONMENTAL MATTERS
The Registrants are subject to extensive environmental regulation. Additional costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply could vary substantially. The Registrants expect to continue recovering environmental costs related to utility operations through rates charged to customers, as authorized by the MPSC.
DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOx. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce NOx, SO2, mercury and other emissions. Additional rulemakings are expected over the next few years which could require additional controls for SO2, NOx, and other hazardous air pollutants. To comply with existing requirements, DTE Electric spent approximately $2.4 billion through 2017. DTE Electric does not anticipate additional capital expenditures through 2024.
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric since DTE Electric has no plans to build new coal-fired generation, and any potential new gas generation will be able to comply with the applicable standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA's repeal and possible replacement of the Clean Power Plan on existing sources at this time.

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

	2017	2016	2015
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$606	$622	$542
Gas	146	138	132
Gas Storage and Pipelines	275	119	107
Power and Industrial Projects	138	95	16
Energy Trading	72	(45)	(22)
Corporate and Other	(103)	(61)	(48)
Net Income Attributable to DTE Energy Company	$1,134	$868	$727
ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction I (2) (a) of Form 10-K for wholly-owned subsidiaries.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	2017	2016	2015
	(In millions)
Operating Revenues — Utility operations	$5,102	$5,225	$4,901
Fuel and purchased power — utility	1,454	1,532	1,573
Utility Margin	3,648	3,693	3,328
Operation and maintenance	1,428	1,455	1,344
Depreciation and amortization	753	750	637
Taxes other than income	302	284	277
Operating Income	1,165	1,204	1,070
Other (Income) and Deductions	238	229	238
Income Tax Expense	321	353	290
Net Income Attributable to DTE Energy Company	$606	$622	$542
See DTE Electric's Consolidated Statements of Operations in Item 8 of this Report for a complete view of its results.

Utility Margin decreased $45 million in 2017 and increased $365 million in 2016. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

	2017	2016
	(In millions)
Implementation of new rates	$124	$198
PSCR disallowance in 2017 and 2015, respectively	(13)	19
Base sales	(26)	20
Weather	(109)	96
Securitization bond and tax surcharge	—	40
Renewable energy program	—	12
Amortization of refundable revenue decoupling/deferred gain in 2015	—	(63)
Regulatory mechanisms and other	(21)	43
Increase (decrease) in Utility Margin	$(45)	$365

	2017	2016	2015
	(In thousands of MWh)
DTE Electric Sales
Residential	14,885	15,875	15,001
Commercial	17,283	17,521	17,192
Industrial	9,897	10,004	9,690
Other	258	264	291
	42,323	43,664	42,174
Interconnection sales(a)	2,623	2,334	4,108
Total DTE Electric Sales	44,946	45,998	46,282

DTE Electric Deliveries
Retail and wholesale	42,323	43,664	42,174
Electric retail access, including self generators(b)	4,820	4,936	4,899
Total DTE Electric Sales and Deliveries	47,143	48,600	47,073
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self generators that have purchased power from alternative energy suppliers to supplement their power requirements.
DTE Electric sales decreased for residential, commercial, and industrial primarily due to favorable weather in 2016.
Operation and maintenance expense decreased $27 million in 2017 and increased $111 million in 2016. The decrease in 2017 was primarily due to decreased power plant generation expenses of $66 million, partially offset by increased storm restoration expenses of $27 million, and increased line clearance expenses of $10 million. The decrease in power plant generation expenses includes an increase of $6 million of costs related to the 2016 fire at a generation facility, offset by $21 million of insurance proceeds received in 2017. The increase in 2016 was primarily due to increased power plant generation expenses of $55 million related to outages, increased distribution operations expenses of $13 million, and $47 million of expenses related to the deferral of negative other postretirement costs pursuant to the order in DTE Electric's base rate case, received in December 2015. The increase in the power plant generation expenses included $19 million of costs related to a fire at a generation facility which were partially reimbursed by insurance proceeds in 2017.
Depreciation and amortization expense increased $3 million in 2017 and increased $113 million in 2016. In 2017, the increase was due to $45 million of increased expense from an increased depreciable base, partially offset by a decrease of $29 million associated with the TRM, and a decrease of $13 million in amortization of regulatory assets. In 2016, $38 million of the increase was due to a higher depreciable base, $42 million was primarily due to the end of Securitization amortization in 2015, and an additional $42 million was associated with the TRM, offset by a $9 million decrease in nuclear decommissioning amortization.

Other (Income) and Deductions increased $9 million in 2017 and decreased $9 million in 2016. The increase in 2017 was primarily due to higher interest expense of $10 million, lower interest income of $8 million related to a sales and use tax settlement received in 2016, and a $7 million contribution to the DTE Energy Foundation, partially offset by $12 million of higher investment earnings and a $3 million decrease in Low Income Self-Sufficiency Plan (LSP) contributions to not-for-profit organizations in 2016. The decrease in 2016 was primarily due to $13 million of higher investment earnings, $8 million of interest income related to a sales and use tax settlement, offset by $3 million of LSP contributions to not-for-profit organizations, $2 million AFUDC equity, and $6 million higher interest expense.
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
On January 19, 2018, DTE Electric filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined our recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	2017	2016	2015
	(In millions)
Operating Revenues — Utility operations	$1,388	$1,324	$1,376
Cost of gas — utility	443	454	526
Utility Margin	945	870	850
Operation and maintenance	451	411	430
Depreciation and amortization	123	106	104
Taxes other than income	65	64	62
Asset (gains) losses and impairments, net	—	4	—
Operating Income	306	285	254
Other (Income) and Deductions	82	70	50
Income Tax Expense	78	77	72
Net Income Attributable to DTE Energy Company	$146	$138	$132
Utility Margin increased $75 million in 2017 and increased $20 million in 2016. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.

The following table details changes in various Utility Margin components relative to the comparable prior period:

	2017	2016
	(In millions)
Implementation of new rates	$80	$23
Revenue decoupling mechanism	4	(7)
Home protection program	3	4
Midstream storage and transportation revenues	(5)	(2)
Weather	(6)	(22)
Infrastructure recovery mechanism	—	12
Other	(1)	12
Increase in Utility Margin	$75	$20

	2017	2016	2015
	(In Bcf)
Gas Markets
Gas sales	119	116	122
End-user transportation	165	182	169
	284	298	291
Intermediate transportation	260	214	289
Total Gas sales	544	512	580
Operation and maintenance expense increased $40 million in 2017 and decreased $19 million in 2016. The increase in 2017 was primarily due to increased employee benefits expenses of $30 million, increased corporate expenses of $3 million, and increased gas operations expenses of $3 million. The decrease in 2016 was primarily due to decreased uncollectible expenses of $14 million and decreased transmission expenses of $8 million. The decreased uncollectible expenses and transmission expenses in 2016 were primarily the result of weather-related impacts of warmer weather in 2016. Additionally, DTE Gas took actions to reduce costs to partially offset the negative impacts to revenue and utility margin resulting from the warmer weather in 2016.
Depreciation and amortization expense increased $17 million in 2017 and increased $2 million in 2016. The increase in 2017 was primarily due to increased expense from an increased depreciable base and higher depreciation rates.
Other (Income) and Deductions increased $12 million in 2017 and increased $20 million in 2016. The increase in 2017 was primarily due to increased contributions to the DTE Energy Foundation and other not-for-profit organizations of $7 million and higher interest expense of $5 million. The increase in 2016 was primarily due to contributions to the DTE Energy Foundation and other not-for-profit organizations.
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
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates is primarily due to an increase in net plant. The rate filing also includes projected changes in sales, operations, maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. A final MPSC order in this case is expected by September 2018.
On January 19, 2018, DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined our recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.

GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	2017	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$453	$302	$243
Cost of gas — Non-utility	30	6	—
Operation and maintenance	83	81	58
Depreciation and amortization	76	45	30
Taxes other than income	8	4	5
Asset (gains) losses and impairments, net	2	—	—
Operating Income	254	166	150
Other (Income) and Deductions	(18)	(31)	(29)
Income Tax Expense (Benefit)	(30)	71	70
Net Income	302	126	109
Less: Net Income Attributable to Noncontrolling Interests	27	7	2
Net Income Attributable to DTE Energy Company	$275	$119	$107
Operating Revenues — Non-utility operations increased $151 million in 2017 and increased $59 million in 2016. The increase in both periods was primarily due to the acquisition of AGS and SGG in October 2016 and increased volumes on the Bluestone Pipeline and Susquehanna gathering systems.
Cost of gas — Non-utility increased $24 million in 2017 and increased $6 million in 2016. The increase in both periods was primarily driven by the physical purchase of gas from AGS customers for resale to optimize available transportation capacity.
Operation and maintenance expense increased $2 million in 2017 and increased $23 million in 2016. The 2016 increase was primarily due to the transaction costs related to the acquisition of AGS and SGG in 2016 and increased activity on the Susquehanna gathering system.
Depreciation and amortization expense increased $31 million in 2017 and increased $15 million in 2016. The 2017 increase was primarily due to the acquisition of AGS and SGG in October 2016. The 2016 increase was due primarily to the acquisition of AGS and SGG and additional Bluestone and Susquehanna expansion projects placed in service.
Other (Income) and Deductions decreased $13 million in 2017 and increased $2 million in 2016. The 2017 decrease was primarily due to a $16 million net loss on extinguishment of debt within the storage business, and contributions to the DTE Energy Foundation and other not-for-profit organizations, partially offset by increased earnings from pipeline investments. The 2016 increase was primarily due to increased earnings from pipeline investments, partially offset by increased interest expense as a result of the acquisition of AGS and SGG in 2016.
Income Tax Expense (Benefit) decreased $101 million in 2017 from the expense of $71 million in 2016 and increased $1 million in 2016. The 2017 decrease was primarily due to the $115 million remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017. This was partially offset by increased tax expense on higher earnings in 2017.
Net Income Attributable to Noncontrolling Interests increased $20 million in 2017 and increased $5 million in 2016. The increase in both periods was primarily due to the acquisition of SGG in October 2016.
See Note 4 to the Consolidated Financial Statements in Item 8 of this Report, "Acquisitions and Exit Activities" for discussion of the acquisition of AGS and SGG in October 2016.
Outlook — The Bluestone Pipeline and Susquehanna gathering system are being expanded with additional compression facilities and gathering lines as needed to accommodate shipper demand. DTE Energy believes its long-term agreement with Southwestern Energy Production Company and the quality of the natural gas reserves in the Marcellus region soundly positions Bluestone Pipeline and Susquehanna gathering system for future growth.

Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline. The FERC application was approved on August 25, 2017 and construction commenced in October 2017. DTE Energy anticipates a third quarter 2018 in-service date for the NEXUS Pipeline.
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
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity from renewable energy projects. Power and Industrial Projects results are discussed below:

	2017	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$2,089	$1,906	$2,224
Fuel, purchased power, and gas — non-utility	1,813	1,640	1,837
Non-utility Margin	276	266	387
Operation and maintenance	343	320	379
Depreciation and amortization	72	72	78
Taxes other than income	11	13	15
Asset (gains) losses and impairments, net	20	(1)	106
Operating Loss	(170)	(138)	(191)
Other (Income) and Deductions	(64)	(52)	(58)
Income Taxes
Benefit	(42)	(26)	(49)
Production Tax Credits	(153)	(114)	(91)
	(195)	(140)	(140)
Net Income	89	54	7
Less: Net Loss Attributable to Noncontrolling Interests	(49)	(41)	(9)
Net Income Attributable to DTE Energy Company	$138	$95	$16

Operating Revenues — Non-utility operations increased $183 million in 2017 and decreased $318 million in 2016. The changes are due to the following:

2017
(In millions)
Higher demand due to improved conditions in the steel business	$107
Higher production driven by new projects, offset by lower coal prices in the REF business	102
Lower production and one-time recovery in 2016, offset by an acquisition in the renewables business	(9)
Lower sales primarily associated with expired contracts in the on-site business	(17)
$183

2016
(In millions)
Closure of the Shenango coke battery and lower demand in the steel business	$(264)
Termination of a lease agreement in the REF business	(40)
Contract termination at a renewable power project facility, offset by a one-time revenue recovery	(9)
Other	(5)
$(318)
Non-utility Margin increased $10 million in 2017 and decreased $121 million in 2016. The changes are due to the following:

2017
(In millions)
Higher demand due to improved conditions in the steel business	$42
Lower production and one-time recovery in 2016 in the renewables business	(11)
Lower sales primarily associated with expired contracts in the on-site business	(15)
Other	(6)
$10

2016
(In millions)
Closure of the Shenango coke battery and lower demand in the steel business	$(114)
Termination of a lease agreement in the REF business	(12)
Lower fuel costs in a renewable power project business	5
$(121)
Operation and maintenance expense increased $23 million in 2017 and decreased $59 million in 2016. The 2017 increase was primarily due to an increase in maintenance spending driven by improved conditions in the steel business of $16 million, higher maintenance and a new acquisition in the renewables business of $7 million, and an increase associated with new projects in the REF business of $5 million, offset by lower spending as a result of the closure of the Shenango coke battery in 2015 of $6 million. The 2016 decrease was primarily due to lower spending as a result of the closure of the Shenango coke battery in 2015 of $68 million, cost control due to lower demand in the steel business, and lower spending primarily due to the closure of a renewable power project of $4 million, partially offset by an increase associated with new projects in the REF business of $14 million.
Asset (gains) losses and impairments, net decreased by $21 million in 2017 from the net gain of $1 million in 2016 and decreased by $107 million in 2016 from the net loss of $106 million in 2015. The 2017 decrease was primarily due to an impairment in the REF business of $14 million and an impairment of a petroleum coke project of $6 million. The 2016 decrease was primarily due to a loss associated with the closure of the Shenango coke battery in 2015.

Other (Income) and Deductions increased $12 million in 2017 and decreased $6 million in 2016. The 2017 increase was primarily due to increased equity earnings in the renewable business of $9 million and insurance settlements in the renewable and REF businesses of $6 million, offset by increased contributions to the DTE Energy Foundation of $6 million. The 2016 decrease was primarily due to the reduction of refined coal produced at REF sites with investors of $9 million and lower equity earnings primarily from a renewable power project of $8 million, offset by higher contributions to the DTE Energy Foundation and other not-for-profit organizations in 2015 of $11 million.
Income Taxes — Benefit increased by $16 million in 2017 and decreased by $23 million in 2016. The 2017 increase was primarily due to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017 of $21 million, an increase due to higher pretax loss of $7 million, and a decrease due to a worthless stock deduction associated with the Shenango closure in 2016 of $10 million. The decrease in 2016 was primarily driven by a lower pretax loss of $33 million, offset by a $10 million worthless stock deduction due to the Shenango closure.
Income Taxes — Production Tax Credits increased by $39 million in 2017 and increased $23 million in 2016. The increase in both periods was primarily due to new projects in the REF business.
Net Loss Attributable to Noncontrolling Interests increased by $8 million in 2017 and increased by $32 million in 2016. The 2017 increase is primarily due to a change in the ownership percentage in one of the REF projects of $8 million. The 2016 increase consists of $27 million due to new lease arrangements and $5 million due to existing lease arrangements with investors at various REF facilities.
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

	2017	2016	2015
	(In millions)
Operating Revenues — Non-utility operations	$4,277	$2,575	$2,459
Purchased power and gas — non-utility	4,077	2,552	2,417
Non-utility Margin	200	23	42
Operation and maintenance	68	63	67
Depreciation and amortization	5	3	2
Taxes other than income	4	2	4
Operating Income (Loss)	123	(45)	(31)
Other (Income) and Deductions	2	29	6
Income Tax Expense (Benefit)	49	(29)	(15)
Net Income (Loss) Attributable to DTE Energy Company	$72	$(45)	$(22)
Operating Revenues — Non-utility operations and Purchased power and gas — non-utility were impacted by an increase in both volumes and gas prices for the year ended December 31, 2017, primarily in the gas structured strategy. For 2016, these line items were impacted by an increase in volumes, partially offset by a decrease in gas prices, primarily in the gas structured strategy.

Non-utility Margin increased $177 million in 2017 and decreased $19 million in 2016. The change in both periods was primarily due to timing from the unrealized and realized margins presented in the following tables:

2017
(In millions)
Unrealized Margins(a)
Favorable results, primarily in gas structured and gas full requirements strategies(b)	$113
Unfavorable results, primarily in power and gas trading and power full requirements strategies	(26)
$87
Realized Margins(a)
Favorable results, primarily in gas structured, environmental trading and gas storage strategies(c)	$103
Unfavorable results, primarily in the power full requirements strategy	(13)
$90
Increase in Non-utility Margin	$177
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

(b)	Amount includes $113 million of timing related gains related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $95 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.

2016
(In millions)
Unrealized Margins(a)
Unfavorable results, primarily in gas structured, gas full requirements, gas transportation, and power trading strategies(b)	$(74)
Favorable results, primarily in gas trading and power full requirements strategies	28
$(46)
Realized Margins(a)
Favorable results, primarily in power full requirements, gas full requirements, power trading, and gas structured strategies	$48
Unfavorable results, primarily in the gas transportation strategy(c)	(21)
$27
Decrease in Non-utility Margin	$(19)
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

(b)	Amount includes $46 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $4 million of timing related gains related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
Other (Income) and Deductions decreased $27 million in 2017 and increased $23 million in 2016. The change in both periods was primarily due to 2016 contributions to the DTE Energy Foundation.
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

CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The 2017 net loss of $103 million represents an increase of $42 million from the 2016 net loss of $61 million due primarily to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate from the enactment of the TCJA in December 2017 resulting in income tax expense of $34 million, and the contribution of land and improvements to the DTE Energy Beacon Park Foundation. The 2016 net loss of $61 million represents an increase of $13 million from the 2015 net loss of $48 million due primarily to state tax adjustments related to the Gas Storage and Pipelines acquisition and the write-off of unamortized debt issuance costs associated with the redemption of Junior Subordinated Debentures.
See Note 10 to the Consolidated Financial Statements in Item 8 of this Report, "Income Taxes."

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
DTE Energy uses cash to maintain and invest in the electric and natural gas utilities, to grow the non-utility businesses, to retire, and pay interest on long-term debt, and to pay dividends. DTE Energy believes it will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. DTE Energy expects that cash from operations in 2018 will be approximately $2.0 billion. DTE Energy anticipates base level utility capital investments, including environmental, renewable, and energy waste reduction expenditures; expenditures for non-utility businesses; and contributions to equity method investees in 2018 of approximately $3.6 billion. DTE Energy plans to seek regulatory approval to include utility capital expenditures in regulatory rate base consistent with prior treatment. Capital spending for growth of existing or new non-utility businesses will depend on the existence of opportunities that meet strict risk-return and value creation criteria.

	2017	2016	2015
Cash and Cash Equivalents	(In millions)
Cash Flow From (Used For)
Operating Activities
Net Income	$1,112	$834	$720
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,030	976	852
Nuclear fuel amortization	53	58	46
Allowance for equity funds used during construction	(23)	(21)	(21)
Deferred income taxes	196	265	237
Asset (gains) losses and impairments, net	38	8	107
Working capital and other	(289)	(36)	(25)
Net cash from operating activities	2,117	2,084	1,916
Investing Activities
Plant and equipment expenditures — utility	(2,037)	(1,898)	(1,817)
Plant and equipment expenditures — non-utility	(213)	(147)	(203)
Acquisition, net of cash acquired	—	(1,147)	(241)
Restricted cash for debt redemption, principally Securitization, net	(2)	1	97
Contributions to equity method investees	(299)	(239)	(98)
Other	(13)	42	58
Net cash used for investing activities	(2,564)	(3,388)	(2,204)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,398	2,035	956
Redemption of long-term debt	(385)	(807)	(286)
Repurchase of long-term debt	—	(59)	—
Issuance of equity units, net of issuance costs	—	654	—
Short-term borrowings, net	122	—	101
Repurchase of common stock	(51)	(33)	—
Dividends on common stock and other	(592)	(531)	(501)
Contributions from noncontrolling interests	50	114	23
Distributions to noncontrolling interests	(40)	(5)	(8)
Other	(81)	(9)	(8)
Net cash from financing activities	421	1,359	277
Net Increase (Decrease) in Cash and Cash Equivalents	$(26)	$55	$(11)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased $33 million in 2017. The increase in operating cash flows reflects an increase in Net Income and adjustments for non-cash and non-operating items, primarily Depreciation and amortization, and Assets (gains) losses and impairments, partially offset by a decrease to Deferred income taxes and working capital adjustments.
Cash from operations increased $168 million in 2016. The increase in operating cash flows reflects an increase in Net Income and adjustments for non-cash and non-operating items, primarily Depreciation and amortization, partially offset by decreases from Asset (gains) losses and impairments, net and working capital items.
The change in working capital items in 2017 primarily related to increases of cash used for Accounts Receivable, Inventories, Accrued pension liability, Derivative assets and liabilities, Equity earnings of equity method investees, and Other current and noncurrent assets and liabilities, partially offset by increases in cash from the Accrued postretirement liability, and Regulatory assets and liabilities. The change in working capital items in 2016 primarily related to increases in cash used for Accounts receivable, and Regulatory assets and liabilities, partially offset by increases in cash from Accounts payable, Accrued pension liability, and Accrued postretirement liability.

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
Net cash used for investing activities decreased $824 million in 2017 due primarily to DTE Energy's 2016 acquisition of midstream natural gas assets, partially offset by increased capital expenditures, Contributions to equity method investees, primarily the NEXUS Pipeline as it continues to develop, and two acquisitions of landfill gas facilities, which are presented in Investing Activities - Other.
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
DTE Energy's strategy is to have a targeted debt portfolio blend of fixed and variable interest rates and maturity. DTE Energy continually evaluates its leverage target, which is currently 50% to 54%, to ensure it is consistent with the objective of a strong investment grade debt rating.
Net cash from financing activities decreased $938 million in 2017. The decrease is primarily attributable to a decrease in Issuances of long-term debt and equity units, Contributions from noncontrolling interests, an increase in Dividends on common stock, and Distributions to noncontrolling interests, partially offset by an increase to Short-term borrowings, and a decrease to Redemptions and Repurchases of long-term debt.
Net cash from financing activities increased $1.1 billion in 2016. The increase is primarily attributable to increases in Issuances of long-term debt and equity units, which are partially offset by increased Redemptions of long-term debt and a decrease in Short-term borrowings. The increased issuances in 2016 were primarily related to the acquisition of midstream natural gas assets. See details in the "Acquisition Financing" section of Note 14 to the Consolidated Financial Statements in Item 8 of this Report, "Long-Term Debt."
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
DTE Energy has approximately $1.4 billion of available liquidity at December 31, 2017, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $300 million in 2018 through the dividend reinvestment plan and pension and other employee benefit plans.
At the discretion of management, and depending upon financial market conditions, DTE Energy may make contributions up to $200 million, including contributions from DTE Electric of $175 million, to its pension plans in 2018. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2018.
Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $456 million.
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
See Notes 9, 10, 14, 16, 18, and 20 to the Consolidated Financial Statements in Item 8 of this Report, "Regulatory Matters," "Income Taxes," "Long-Term Debt," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets."

Contractual Obligations
The following table details DTE Energy's, including DTE Electric's, contractual obligations for debt redemptions, leases, purchase obligations, and other long-term obligations as of December 31, 2017:

	Total	2018	2019-2020	2021-2022	2023 and Thereafter
	(In millions)
Long-term debt:
Mortgage bonds, notes, and other(a)	$11,227	$104	$2,180	$1,078	$7,865
Junior subordinated debentures(b)	1,180	—	—	—	1,180
Capital lease obligations	6	5	1	—	—
Interest	9,877	504	970	849	7,554
Stock purchase contract(c)	68	34	34	—	—
Operating leases	166	40	56	22	48
Electric, gas, fuel, transportation, and storage purchase obligations(d)	5,713	2,162	1,421	663	1,467
Long-term DTE Electric renewable energy power purchase agreements(e)(f)	1,219	85	166	166	802
Other long-term obligations(g)(h)(i)	614	484	106	16	8
Total obligations	$30,070	$3,418	$4,934	$2,794	$18,924
_______________________________________

(a)	Excludes $15 million of unamortized debt discount and $69 million of unamortized debt issuance costs.

(b)	Excludes $35 million of unamortized debt issuance costs.

(c)	Includes $2 million of interest.

(d)	Excludes amounts associated with full requirements contracts where no stated minimum purchase volume is required.

(e)
The agreements represent the minimum settlements with suppliers for renewable energy and renewable energy credits under existing contract terms which expire from 2030 through 2035. DTE Electric's share of plant output ranges from 44% to 100%.

(f)	Excludes a power purchase agreement with a non-utility affiliate of DTE Energy.

(g)	Includes liabilities for unrecognized tax benefits of $10 million.

(h)	Excludes other long-term liabilities of $178 million not directly derived from contracts or other agreements.

(i)
At December 31, 2017, DTE Energy met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 for the defined benefit pension plans. DTE Energy may contribute more than the minimum funding requirements for the pension plans and may also make contributions to the other postretirement benefit plans; however, these amounts are not included in the table above as such amounts are discretionary. Planned funding levels are disclosed in the "Capital Resources and Liquidity" and "Critical Accounting Estimates" sections herein and in Note 20 to the Consolidated Financial Statements in Item 8 of this Report, "Retirement Benefits and Trusteed Assets."

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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2017 and 2016. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
DTE Energy performed its annual impairment test as of October 1, 2017 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. As part of the annual impairment test, DTE Energy also compared the aggregate fair value of the reporting units to its overall market capitalization. The implied premium of the aggregate fair value over market capitalization is likely attributable to an acquisition control premium (the price in excess of a stock's market price that investors typically pay to gain control of an entity).
The results of the test and key estimates that were incorporated are as follows as of the October 1, 2017 valuation date:

Reporting Unit	Goodwill	Fair Value Reduction %(a)	Discount Rate	Terminal Multiple(b)	Valuation Methodology(c)
	(In millions)
Electric	$1,208	46%	6%	10.0x	DCF, assuming stock sale
Gas	743	35%	6%	11.0x	DCF, assuming stock sale
Gas Storage and Pipelines	299	48%	8%	11.0x	DCF, assuming asset sale
Power and Industrial Projects(d)	26	21%	8%	10.0x	DCF, assuming asset sale(e)
Energy Trading	17	32%	13%	n/a(f)	DCF, assuming asset sale
	$2,293
______________________________________

(a)	Percentage by which the fair value of equity of the reporting unit would need to decline to equal its carrying value, including goodwill.

(b)	Multiple of enterprise value (sum of debt plus equity value) to earnings before interest, taxes, depreciation, and amortization (EBITDA).

(c)	Discounted cash flows (DCF) incorporated 2018-2022 projected cash flows plus a calculated terminal value.

(d)	Power and Industrial Projects excludes the Biomass reporting unit, as this unit has no allocated goodwill.

(e)	Asset sales were assumed, except for Power and Industrial Projects' reduced emissions fuels projects, which assumed stock sales.

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
DTE Energy had pension costs of $172 million in 2017, $167 million in 2016, and $221 million in 2015. Other postretirement benefit credits were $31 million in 2017, $111 million in 2016, and $99 million in 2015. Pension costs and other postretirement benefit credits for 2017 were calculated based upon several actuarial assumptions, including an expected long-term rate of return on plan assets of 7.50% for the pension plans and 7.75% for the other postretirement benefit plans. In developing the expected long-term rate of return assumptions, DTE Energy evaluated asset class risk and return expectations, as well as inflation assumptions. Projected returns are based on broad equity, bond, and other markets. DTE Energy's 2018 expected long-term rate of return on pension plan assets is based on an asset allocation assumption utilizing active investment management of 40% in equity markets, 32% in fixed income markets, including long duration bonds, and 28% invested in other assets. DTE Energy's 2018 expected long-term rate of return on other postretirement plan assets is based on an asset allocation assumption utilizing active investment management of 40% in equity markets, 26% in fixed income markets, and 34% invested in other assets. Because of market volatility, DTE Energy periodically reviews the asset allocation and rebalances the portfolio when considered appropriate. Given market conditions and financial market risk considerations, DTE Energy is maintaining its long-term rate of return assumptions for the pension plans and other post retirement plans at 7.50% and 7.75%, respectively for 2018. DTE Energy believes these rates are reasonable assumptions for the long-term rate of return on the plan assets for 2018 given its investment strategy. DTE Energy will continue to evaluate the actuarial assumptions, including its expected rate of return, at least annually.
DTE Energy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the expected return on plan assets by the market-related value (MRV) of plan assets at the beginning of the year, taking into consideration anticipated contributions and benefit payments that are to be made during the year. Current accounting rules provide that the MRV of plan assets can be either fair value or a calculated value that recognizes changes in fair value in a systematic and rational manner over not more than five years. For the pension plans, DTE Energy uses a calculated value when determining the MRV of the pension plan assets and recognizes changes in fair value over a three-year period. Accordingly, the future value of assets will be impacted as previously deferred gains or losses are recognized. Positive asset performance in 2017 resulted in unrecognized net gains. As of December 31, 2017, DTE Energy had $223 million of cumulative gains that remain to be recognized in the calculation of the MRV of pension assets related to investment performance in 2017 and 2016. For the other postretirement benefit plans, DTE Energy uses fair value when determining the MRV of other postretirement benefit plan assets, therefore all investment gains and losses have been recognized in the calculation of MRV for these plans.
The discount rate that DTE Energy utilizes for determining future pension and other postretirement benefit obligations is based on a yield curve approach and a review of bonds that receive one of the two highest ratings given by a recognized rating agency. The yield curve approach matches projected pension plan and other postretirement benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The discount rate determined on this basis was 3.70% for the pension and other postretirement plans at December 31, 2017 compared to 4.25% for the pension and other postretirement plans at December 31, 2016.
DTE Energy changed the mortality assumption as of December 31, 2017 to reflect the updated MP-2017 projection scale, along with the actual experience and credibility of each population. The mortality assumptions used at December 31, 2017 are the RP-2014 mortality table, projected back to 2006 using Scale MP-2014 and projected forward using Scale MP-2017 with generational projection. The base mortality tables vary by type of plan, employee's union status and employment status, with additional adjustments to reflect the actual experience and credibility of each population.

DTE Energy estimates the 2018 total pension costs will be approximately $150 million in 2018, compared to $172 million in 2017. The reduction in total pension costs is primarily due to updated demographic assumptions and positive asset performance, offset by a lower discount rate. The 2018 other postretirement benefit credit will be approximately $30 million compared to $31 million in 2017.
The health care trend rates for DTE Energy assume 6.75% for pre-65 participants and 7.25% for post-65 participants for 2018, trending down to 4.50% for both pre-65 and post-65 participants in 2030.
Future actual pension and other postretirement benefit costs or credits will depend on future investment performance, changes in future discount rates, and various other factors related to plan design.
Lowering the expected long-term rate of return on the plan assets by one percentage point would have increased the 2017 pension costs by approximately $42 million. Lowering the discount rate and the salary increase assumptions by one percentage point would have increased the 2017 pension costs by approximately $38 million. Lowering the expected long-term rate of return on plan assets by one percentage point would have decreased the 2017 other postretirement credit by approximately $18 million. Lowering the discount rate assumption by one percentage point would have decreased the 2017 other postretirement credit by approximately $26 million. Lowering the health care cost trend assumptions by one percentage point would have increased the other postretirement credit for 2017 by approximately $5 million.
The value of the qualified pension and other postretirement benefit plan assets was $6.5 billion at December 31, 2017 and $5.8 billion at December 31, 2016. At December 31, 2017, DTE Energy's qualified pension plans were underfunded by $807 million and its other postretirement benefit plans were underfunded by $62 million. The 2017 funding levels improved as positive asset performance and plan sponsor contributions offset a decrease in discount rates.
Pension and other postretirement costs and pension cash funding requirements may increase in future years without typical returns in the financial markets. DTE Energy made contributions to its qualified pension plans of $223 million in 2017 and $179 million in 2016. At the discretion of management, consistent with the Pension Protection Act of 2006, and depending upon financial market conditions, DTE Energy anticipates making contributions to its qualified pension plans of up to $200 million in 2018 and up to $415 million over the next five years. DTE Energy did not make other postretirement benefit plan contributions in 2017 and made contributions of $20 million in 2016. DTE Energy does not anticipate making any contributions to its other postretirement plans in 2018 or over the next five years. The planned pension contributions will be made in cash and/or DTE Energy common stock.
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

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. The Registrants also assess their ability to utilize tax attributes, including those in the form of carry-forwards, for which the benefits have already been reflected in the Consolidated Financial Statements. The Registrants believe the resulting tax reserve balances as of December 31, 2017 and 2016 are appropriate. The ultimate outcome of such matters could result in favorable or unfavorable adjustments to the Registrants' Consolidated Financial Statements, and such adjustments could be material.
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
The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

Total
(In millions)
MTM at December 31, 2016	$(86)
Reclassified to realized upon settlement	(52)
Changes in fair value recorded to income	128
Amounts recorded to unrealized income	76
Changes in fair value recorded in regulatory liabilities	25
Change in collateral	(7)
MTM at December 31, 2017	$8

The table below shows the maturity of DTE Energy's MTM positions. The positions from 2021 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2018	2019	2020	2021 and Beyond	Total Fair Value
	(In millions)
Level 1	$3	$3	$(1)	$2	$7
Level 2	(16)	6	4	3	(3)
Level 3	(5)	10	1	(15)	(9)
MTM before collateral adjustments	$(18)	$19	$4	$(10)	(5)
Collateral adjustments					13
MTM at December 31, 2017					$8

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

The following table displays the credit quality of DTE Energy's trading counterparties as of December 31, 2017:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A- and Greater	$226	$—	$226
BBB+ and BBB	265	—	265
BBB-	65	—	65
Total Investment Grade	556	—	556
Non-investment grade(b)	6	—	6
Internally Rated — investment grade(c)	295	(1)	294
Internally Rated — non-investment grade(d)	20	(2)	18
Total	$877	$(3)	$874
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
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and LIBOR. As of December 31, 2017, DTE Energy had a floating rate debt-to-total debt ratio of approximately 4.8%.
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
Summary of Sensitivity Analyses
The Registrants performed sensitivity analyses on the fair values of commodity contracts and long-term debt obligations. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at December 31, 2017 and 2016 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of December 31,		As of December 31,
Activity	2017	2016	2017	2016	Change in the Fair Value of
	(In millions)
Gas contracts	$—	$14	$—	$(14)	Commodity contracts
Power contracts	$5	$18	$(7)	$(18)	Commodity contracts
Interest rate risk — DTE Energy	$(576)	$(529)	$581	$510	Long-term debt
Interest rate risk — DTE Electric	$(246)	$(235)	$263	$252	Long-term debt
For further discussion of market risk, see Management's Discussion and Analysis in Item 7 of this Report and Note 13 to the Consolidated Financial Statements in Item 8 of this Report, "Financial and Other Derivative Instruments."

Item 8. Financial Statements and Supplementary Data
The following Consolidated Financial Statements and financial statement schedules are included herein:

DTE Energy — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Energy has assessed the effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2017, DTE Energy’s internal control over financial reporting was effective based on those criteria.
The effectiveness of DTE Energy’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited DTE Energy’s financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DTE Energy Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DTE Energy Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 16, 2018

We have served as the Company’s auditor since 2008.

DTE Energy Company
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$6,434	$6,497	$6,238
Non-utility operations	6,173	4,133	4,099
	12,607	10,630	10,337

Operating Expenses
Fuel, purchased power, and gas — utility	1,881	1,968	2,081
Fuel, purchased power, and gas — non-utility	5,283	3,562	3,481
Operation and maintenance	2,335	2,302	2,214
Depreciation and amortization	1,030	976	852
Taxes other than income	391	370	364
Asset (gains) losses and impairments, net	41	7	106
	10,961	9,185	9,098
Operating Income	1,646	1,445	1,239

Other (Income) and Deductions
Interest expense	536	472	450
Interest income	(12)	(20)	(13)
Other income	(268)	(207)	(209)
Other expenses	103	95	61
	359	340	289
Income Before Income Taxes	1,287	1,105	950

Income Tax Expense	175	271	230

Net Income	1,112	834	720

Less: Net Loss Attributable to Noncontrolling Interests	(22)	(34)	(7)

Net Income Attributable to DTE Energy Company	$1,134	$868	$727

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.32	$4.84	$4.05

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$6.32	$4.83	$4.05

Weighted Average Common Shares Outstanding
Basic	179	179	179
Diluted	179	179	179
Dividends Declared per Common Share	$3.36	$3.06	$2.84
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Income	$1,112	$834	$720

Other comprehensive income (loss), net of tax:
Benefit obligations, net of taxes of $5, $6, and $8, respectively	10	11	13
Net unrealized gains on derivatives during the period, net of taxes of $—, $—, and $—, respectively	1	—	—
Net unrealized gains on investments during the period, net of taxes of $1, $1, and $—, respectively	1	1	1
Foreign currency translation	1	—	(4)
Other comprehensive income	13	12	10

Comprehensive income	1,125	846	730
Less: Comprehensive loss attributable to noncontrolling interests	(22)	(34)	(7)
Comprehensive Income Attributable to DTE Energy Company	$1,147	$880	$737
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position

	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$66	$92
Restricted cash	23	21
Accounts receivable (less allowance for doubtful accounts of $49 and $41, respectively)
Customer	1,758	1,522
Other	98	71
Inventories
Fuel and gas	399	416
Materials and supplies	380	356
Derivative assets	103	47
Regulatory assets	55	42
Other	199	195
	3,081	2,762
Investments
Nuclear decommissioning trust funds	1,492	1,320
Investments in equity method investees	1,073	752
Other	232	201
	2,797	2,273
Property
Property, plant, and equipment	31,424	30,029
Accumulated depreciation and amortization	(10,703)	(10,299)
	20,721	19,730
Other Assets
Goodwill	2,293	2,286
Regulatory assets	3,723	3,871
Intangible assets	867	842
Notes receivable	73	73
Derivative assets	51	34
Other	161	170
	7,168	7,276
Total Assets	$33,767	$32,041
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,171	$1,079
Accrued interest	111	96
Dividends payable	158	148
Short-term borrowings	621	499
Current portion long-term debt, including capital leases	109	14
Derivative liabilities	99	69
Regulatory liabilities	18	34
Other	525	498
	2,812	2,437
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,039	10,506
Junior subordinated debentures	1,145	756
Capital lease obligations	1	7
	12,185	11,269
Other Liabilities
Deferred income taxes	1,888	4,162
Regulatory liabilities	2,875	555
Asset retirement obligations	2,320	2,197
Unamortized investment tax credit	122	93
Derivative liabilities	47	98
Accrued pension liability	924	1,152
Accrued postretirement liability	61	36
Nuclear decommissioning	220	194
Other	323	349
	8,780	8,836
Commitments and Contingencies (Notes 9 and 18)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 179,386,967 and 179,432,581 shares issued and outstanding, respectively	3,989	4,030
Retained earnings	5,643	5,114
Accumulated other comprehensive loss	(120)	(133)
Total DTE Energy Company Equity	9,512	9,011
Noncontrolling interests	478	488
Total Equity	9,990	9,499
Total Liabilities and Equity	$33,767	$32,041
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating Activities	(In millions)
Net Income	$1,112	$834	$720
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	1,030	976	852
Nuclear fuel amortization	53	58	46
Allowance for equity funds used during construction	(23)	(21)	(21)
Deferred income taxes	196	265	237
Equity earnings of equity method investees	(102)	(68)	(66)
Dividends from equity method investees	74	68	64
Asset (gains) losses and impairments, net	38	8	107
Changes in assets and liabilities:
Accounts receivable, net	(252)	(226)	259
Inventories	(4)	37	1
Accounts payable	129	145	(158)
Accrued pension liability	(228)	19	(147)
Accrued postretirement liability	25	(192)	(287)
Derivative assets and liabilities	(94)	126	47
Regulatory assets and liabilities	217	(40)	85
Other current and noncurrent assets and liabilities	(54)	95	177
Net cash from operating activities	2,117	2,084	1,916
Investing Activities
Plant and equipment expenditures — utility	(2,037)	(1,898)	(1,817)
Plant and equipment expenditures — non-utility	(213)	(147)	(203)
Acquisition, net of cash acquired	—	(1,147)	(241)
Restricted cash for debt redemption, principally Securitization, net	(2)	1	97
Proceeds from sale of nuclear decommissioning trust fund assets	1,240	1,457	885
Investment in nuclear decommissioning trust funds	(1,226)	(1,463)	(898)
Distributions from equity method investees	10	11	19
Contributions to equity method investees	(299)	(239)	(98)
Other	(37)	37	52
Net cash used for investing activities	(2,564)	(3,388)	(2,204)
Financing Activities
Issuance of long-term debt, net of issuance costs	1,398	2,035	956
Redemption of long-term debt	(385)	(807)	(286)
Repurchase of long-term debt	—	(59)	—
Issuance of equity units, net of issuance costs	—	654	—
Short-term borrowings, net	122	—	101
Repurchase of common stock	(51)	(33)	—
Dividends on common stock	(592)	(531)	(501)
Contributions from noncontrolling interests	50	114	23
Distributions to noncontrolling interests	(40)	(5)	(8)
Other	(81)	(9)	(8)
Net cash from financing activities	421	1,359	277
Net Increase (Decrease) in Cash and Cash Equivalents	(26)	55	(11)
Cash and Cash Equivalents at Beginning of Period	92	37	48
Cash and Cash Equivalents at End of Period	$66	$92	$37

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$495	$448	$428
Income taxes	$4	$(1)	$14
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$295	$312	$207
Premium on equity units	$—	$98	$—
See Combined Notes to Consolidated Financial Statements

DTE Energy Company
Consolidated Statements of Changes in Equity

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	176,991	$3,904	$4,578	$(155)	$15	$8,342
Net Income (Loss)	—	—	727	—	(7)	720
Dividends declared on common stock	—	—	(510)	—	—	(510)
Issuance of common stock	105	9	—	—	—	9
Contribution of common stock to pension plan	1,428	117	—	—	—	117
Benefit obligations, net of tax	—	—	—	13	—	13
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	(4)	—	(4)
Stock-based compensation, net contributions from noncontrolling interests, and other	946	93	(1)	—	15	107
Balance, December 31, 2015	179,470	$4,123	$4,794	$(145)	$23	$8,795
Implementation of ASU 2016-09	—	—	3	—	—	3
Net Income (Loss)	—	—	868	—	(34)	834
Dividends declared on common stock	—	—	(548)	—	—	(548)
Repurchase of common stock	(394)	(33)	—	—	—	(33)
Premium on equity units	—	(98)	—	—	—	(98)
Issuance costs of equity units	—	(18)	—	—	—	(18)
Acquisition of SGG	—	—	—	—	390	390
Benefit obligations, net of tax	—	—	—	11	—	11
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	357	56	(3)	—	109	162
Balance, December 31, 2016	179,433	$4,030	$5,114	$(133)	$488	$9,499
Net Income (Loss)	—	—	1,134	—	(22)	1,112
Dividends declared on common stock	—	—	(602)	—	—	(602)
Repurchase of common stock	(524)	(51)	—	—	—	(51)
Benefit obligations, net of tax	—	—	—	10	—	10
Net change in unrealized gains on derivatives, net of tax	—	—	—	1	—	1
Net change in unrealized gains on investments, net of tax	—	—	—	1	—	1
Foreign currency translation	—	—	—	1	—	1
Stock-based compensation, net contributions from noncontrolling interests, and other	478	10	(3)	—	12	19
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
See Combined Notes to Consolidated Financial Statements

DTE Electric — Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017, which is the end of the period covered by this report. Based on this evaluation, DTE Electric’s CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
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
Management of DTE Electric has assessed the effectiveness of DTE Electric’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2017, DTE Electric’s internal control over financial reporting was effective based on those criteria.
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
(c) Changes in internal control over financial reporting
There have been no changes in DTE Electric’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, DTE Electric’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
DTE Electric Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of DTE Electric Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 16, 2018

We have served as the Company's auditor since 2008.

DTE Electric Company
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Revenues — Utility operations	$5,102	$5,225	$4,900

Operating Expenses
Fuel and purchased power — utility	1,454	1,532	1,574
Operation and maintenance	1,428	1,455	1,342
Depreciation and amortization	753	750	633
Taxes other than income	302	284	277
	3,937	4,021	3,826
Operating Income	1,165	1,204	1,074

Other (Income) and Deductions
Interest expense	274	264	258
Interest income	—	(8)	—
Other income	(77)	(61)	(60)
Other expenses	40	34	40
	237	229	238
Income Before Income Taxes	928	975	836

Income Tax Expense	327	353	292

Net Income	$601	$622	$544
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Income	$601	$622	$544
Other comprehensive income, net of tax:
Transfer of benefit obligations, net of taxes of $18 in 2015	—	—	27
Net unrealized gains on investments during the period, net of taxes of $1, $—, and $—, respectively	1	—	1
Other comprehensive income	1	—	28
Comprehensive Income	$602	$622	$572
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position

	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$15	$13
Accounts receivable (less allowance for doubtful accounts of $31 and $25, respectively)
Customer	791	728
Affiliates	20	12
Other	37	29
Inventories
Fuel	190	225
Materials and supplies	275	271
Regulatory assets	50	36
Other	68	63
	1,446	1,377
Investments
Nuclear decommissioning trust funds	1,492	1,320
Other	36	36
	1,528	1,356
Property
Property, plant, and equipment	22,972	22,094
Accumulated depreciation and amortization	(7,984)	(7,721)
	14,988	14,373
Other Assets
Regulatory assets	3,005	3,113
Intangible assets	25	31
Prepaid postretirement costs — affiliates	113	114
Other	123	125
	3,266	3,383
Total Assets	$21,228	$20,489
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Financial Position — (Continued)

	December 31,
	2017	2016
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable
Affiliates	$52	$58
Other	416	452
Accrued interest	72	65
Current portion long-term debt, including capital leases	5	6
Regulatory liabilities	17	27
Short-term borrowings
Affiliates	116	117
Other	238	62
Other	145	146
	1,061	933
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,017	5,878
Capital lease obligations	1	7
	6,018	5,885
Other Liabilities
Deferred income taxes	2,088	3,793
Regulatory liabilities	2,137	229
Asset retirement obligations	2,125	2,012
Unamortized investment tax credit	120	90
Nuclear decommissioning	220	194
Accrued pension liability — affiliates	811	1,008
Accrued postretirement liability — affiliates	311	269
Other	72	81
	7,884	7,676
Commitments and Contingencies (Notes 9 and 18)

Shareholder's Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,306	4,206
Retained earnings	1,956	1,787
Accumulated other comprehensive income	3	2
Total Shareholder's Equity	6,265	5,995
Total Liabilities and Shareholder's Equity	$21,228	$20,489
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating Activities	(In millions)
Net Income	$601	$622	$544
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	753	750	633
Nuclear fuel amortization	53	58	46
Allowance for equity funds used during construction	(18)	(18)	(20)
Deferred income taxes	345	342	320
Changes in assets and liabilities:
Accounts receivable, net	(80)	(64)	33
Inventories	31	26	(22)
Prepaid postretirement benefit costs — affiliates	1	(90)	(24)
Accounts payable	(2)	59	(46)
Accrued pension liability — affiliates	(197)	32	(224)
Accrued postretirement liability — affiliates	42	(38)	(213)
Regulatory assets and liabilities	202	10	65
Other current and noncurrent assets and liabilities	(147)	(34)	58
Net cash from operating activities	1,584	1,655	1,150
Investing Activities
Plant and equipment expenditures	(1,574)	(1,503)	(1,545)
Acquisitions	—	—	(310)
Restricted cash for debt redemption, principally Securitization, net	—	—	96
Proceeds from sale of nuclear decommissioning trust fund assets	1,240	1,457	885
Investment in nuclear decommissioning trust funds	(1,226)	(1,463)	(898)
Transfer of Rabbi Trust assets to affiliate	—	—	137
Other	18	36	14
Net cash used for investing activities	(1,542)	(1,473)	(1,621)
Financing Activities
Issuance of long-term debt, net of issuance costs	435	355	495
Redemption of long-term debt	(300)	(10)	(135)
Repurchase of long-term debt	—	(59)	—
Capital contribution by parent company	100	120	300
Short-term borrowings, net — affiliate	(1)	41	(8)
Short-term borrowings, net — other	176	(210)	222
Dividends on common stock	(432)	(420)	(395)
Other	(18)	(1)	(7)
Net cash from (used for) financing activities	(40)	(184)	472
Net Increase (Decrease) in Cash and Cash Equivalents	2	(2)	1
Cash and Cash Equivalents at Beginning of Period	13	15	14
Cash and Cash Equivalents at End of Period	$15	$13	$15

Supplemental disclosure of cash information
Cash paid (received) for:
Interest, net of interest capitalized	$252	$252	$244
Income taxes	$(16)	$6	$(53)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$191	$232	$150
See Combined Notes to Consolidated Financial Statements

DTE Electric Company
Consolidated Statements of Changes in Shareholder's Equity

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2014	138,632	$1,386	$2,400	$1,436	$(26)	$5,196
Net Income	—	—	—	544	—	544
Dividends declared on common stock	—	—	—	(395)	—	(395)
Transfer of benefit obligations, net of tax	—	—	—	—	27	27
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	300	—	—	300
Balance, December 31, 2015	138,632	$1,386	$2,700	$1,585	$2	$5,673
Net Income	—	—	—	622	—	622
Dividends declared on common stock	—	—	—	(420)	—	(420)
Capital contribution by parent company	—	—	120	—	—	120
Balance, December 31, 2016	138,632	$1,386	$2,820	$1,787	$2	$5,995
Net Income	—	—	—	601	—	601
Dividends declared on common stock	—	—	—	(432)	—	(432)
Net change in unrealized gains on investments, net of tax	—	—	—	—	1	1
Capital contribution by parent company	—	—	100	—	—	100
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of December 31, 2017, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of December 31, 2017, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and in Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 18 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of December 31, 2017 and 2016. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	December 31, 2017			December 31, 2016
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$23	$14	$37	$36	$27	$63
Restricted cash	—	8	8	—	7	7
Accounts receivable	11	42	53	8	34	42
Inventories	3	114	117	3	112	115
Property, plant, and equipment, net	400	75	475	398	76	474
Goodwill	25	—	25	17	—	17
Intangible assets	572	—	572	586	—	586
Other current and long-term assets	4	—	4	1	1	2
	$1,038	$253	$1,291	$1,049	$257	$1,306

LIABILITIES
Accounts payable and accrued current liabilities	$26	$47	$73	$19	$32	$51
Current portion long-term debt, including capital leases	—	4	4	—	5	5
Mortgage bonds, notes, and other	—	1	1	—	5	5
Other current and long-term liabilities	1	16	17	2	15	17
	$27	$68	$95	$21	$57	$78
_____________________________________

(a)	Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	December 31, 2017	December 31, 2016
	(In millions)
Investments in equity method investees	$811	$509
Notes receivable	$17	$15
Future funding commitments	$598	$692
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by the Registrants, but over which they have significant influence, are accounted for using the equity method. Certain of the equity method investees are also considered VIEs and disclosed in the non-consolidated VIEs table above. At December 31, 2017 and 2016, DTE Energy's share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $72 million and $73 million, respectively. The difference is being amortized over the life of the underlying assets.
DTE Energy equity method investees are described below:

	Investments		% Owned
Segment	2017	2016	2017	2016	Description
	(In millions)
Significant Equity Method Investees
Gas Storage and Pipelines
NEXUS Pipeline	$640	$322	50%	50%	A 255-mile pipeline under construction to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers
Vector Pipeline	115	100	40%	40%	348-mile pipeline connecting Chicago, Michigan, and Ontario market centers
Millennium Pipeline	124	116	26%	26%	251-mile pipeline serving markets in the Northeast
	879	538
Other Equity Method Investees
Other Segments	194	214
	$1,073	$752
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
The following is a summary of DTE Energy's Other income:

	2017	2016	2015
	(In millions)
Equity earnings of equity method investees	$102	$68	$66
Income from REF entities	77	75	83
Gains from trading securities	26	15	1
Allowance for equity funds used during construction	23	21	21
Contract services	19	21	27
Other	21	7	11
	$268	$207	$209
The following is a summary of DTE Electric's Other income:

	2017	2016	2015
	(In millions)
Gains from trading securities allocated from DTE Energy	$26	$15	$1
Contract services	21	20	27
Allowance for equity funds used during construction	18	18	20
Equity earnings of equity method investees	1	2	2
Other	11	6	10
	$77	$61	$60
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
The following table summarizes the changes in DTE Energy's Accumulated other comprehensive income (loss) by component(a) for the years ended December 31, 2017 and 2016:

	Net Unrealized Gain (Loss) on Derivatives	Net Unrealized Gain (Loss) on Investments	Benefit Obligations(b)	Foreign Currency Translation	Total
	(In millions)
Balance, December 31, 2015	$(4)	$(4)	$(131)	$(6)	$(145)
Other comprehensive loss before reclassifications	—	—	(3)	—	(3)
Amounts reclassified from Accumulated other comprehensive income	—	1	14	—	15
Net current-period Other comprehensive income	—	1	11	—	12
Balance, December 31, 2016	$(4)	$(3)	$(120)	$(6)	$(133)
Other comprehensive income (loss) before reclassifications	—	1	(3)	1	(1)
Amounts reclassified from Accumulated other comprehensive income	1	—	13	—	14
Net current-period Other comprehensive income	1	1	10	1	13
Balance, December 31, 2017	$(3)	$(2)	$(110)	$(5)	$(120)
______________________________________

(a)	All amounts are net of tax, except for Foreign currency translation.

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
DTE Energy unbilled revenues of $1 billion and $814 million, including $290 million and $267 million of DTE Electric unbilled revenues, are included in Customer Accounts receivable at December 31, 2017 and 2016, respectively.
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
Inventories
Inventory related to utility operations is generally valued at average cost. Inventory related to non-utility operations is valued at the lower of cost or net realizable value.
DTE Gas' natural gas inventory of $29 million and $45 million as of December 31, 2017 and 2016, respectively, is determined using the last-in, first-out (LIFO) method. The replacement cost of gas in inventory exceeded the LIFO cost by $81 million and $132 million at December 31, 2017 and 2016, respectively.
Property, Retirement and Maintenance, and Depreciation and Amortization
Property is stated at cost and includes construction-related labor, materials, overheads, and AFUDC for utility property. The cost of utility properties retired is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, except for outage-related maintenance repairs for Fermi 2.
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
Approximately $15 million and $27 million of expenses related to Fermi 2 refueling outages were accrued at December 31, 2017 and 2016, respectively. Amounts are accrued on a pro-rata basis, generally over an 18-month period, that coincides with scheduled refueling outages at Fermi 2. This accrual of outage costs matches the regulatory recovery of these costs in rates set by the MPSC. See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The cost of nuclear fuel is capitalized. The amortization of nuclear fuel is included within Fuel, purchased power, and gas — utility in the DTE Energy Consolidated Statements of Operations, and Fuel and purchased power in the DTE Electric Consolidated Statements of Operations, and is recorded using the units-of-production method.
See Note 6 to the Consolidated Financial Statements, "Property, Plant, and Equipment."
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the expected undiscounted future cash flows generated by the asset, an impairment loss is recognized resulting in the asset being written down to its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Intangible Assets
The Registrants have certain Intangible assets as shown below:

		December 31, 2017			December 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(In millions)
Intangible assets subject to amortization
Customer relationships(a)	40 years(b)	$770	$(24)	$746	$770	$(5)	$765
Contract intangibles	6 to 26 years	168	(72)	96	111	(65)	46
		938	(96)	842	881	(70)	811

DTE Electric renewable energy credits	(c)	24	—	24	30	—	30
DTE Electric emission allowances	(c)	1	—	1	1	—	1
		25	—	25	31	—	31
Long-term intangible assets
DTE Electric		$25	$—	$25	$31	$—	$31
DTE Energy		$963	$(96)	$867	$912	$(70)	$842
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
The following table summarizes DTE Energy's estimated customer relationship and contract intangible amortization expense expected to be recognized during each year through 2022:

	2018	2019	2020	2021	2022
	(In millions)
Estimated amortization expense	$26	$26	$25	$25	$25

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy amortizes customer relationship and contract intangible assets on a straight-line basis over the expected period of benefit. DTE Energy's Intangible assets amortization expense was $29 million in 2017, $16 million in 2016, and $11 million in 2015.
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
DTE Energy Foundation
DTE Energy's charitable contributions to the DTE Energy Foundation were $43 million, $26 million, and $12 million for the years ended December 31, 2017, 2016, and 2015, respectively. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute to and assist charitable organizations.
Other Accounting Policies
See the following notes for other accounting policies impacting the Registrants’ Consolidated Financial Statements:

Note	Title
8	Asset Retirement Obligations
9	Regulatory Matters
10	Income Taxes
12	Fair Value
13	Financial and Other Derivative Instruments
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also requires expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied retrospectively. The Registrants will adopt the standard effective January 1, 2018 using the modified retrospective approach. The Registrants have substantially completed the assessment of the amended ASU's impact, on their Consolidated Financial Statements. The ASU will not significantly affect the Registrants' financial position or results of operations. The Registrants will continue to monitor the impact of the ASU on existing revenue recognition internal controls, policies, and procedures. Industry-related issues being vetted through the final stages of the American Institute of Certified Public Accountants' Power and Utilities Industry Task Force process, which are not expected to have a significant impact on the Registrants, will continue to be monitored. The ASU will result in additional disclosures for revenue compared to the current guidance. Accordingly, the Registrants are evaluating information that would be useful for users of the Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a replacement of Leases (Topic 840). This guidance requires a lessee to account for leases as finance or operating leases, and include disclosure of key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. For lessors, the standard modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will classify leases to determine how to recognize lease-related revenue and expense. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Registrants do not plan to early adopt the standard. A modified retrospective approach is required for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements, with certain practical expedients permitted. The Registrants expect an increase in assets and liabilities, as well as additional disclosures, however, they are currently assessing the impact of this ASU on their Consolidated Financial Statements. This assessment includes monitoring unresolved utility industry implementation guidance. The Registrants have conducted outreach activities across their lines of business and have begun implementation of a third-party software tool that will assist with the initial adoption and ongoing compliance.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current generally accepted accounting principles with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Entities will apply the new guidance as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The ASU is effective for the Registrants beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The standard will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The ASU is effective for the Registrants for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Registrants will adopt the standard effective January 1, 2018. The components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits are disclosed in Note 20 to the Consolidated Financial Statements, "Retirement Benefits and Trusteed Assets." The ASU will not have a significant impact on the Registrants' Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

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
DTE Energy applied purchase accounting to the acquired entities. The excess purchase price over the fair value of net assets acquired was classified as goodwill. September 30, 2017 marked the expiration of the one-year period from the acquisition to revise the fair value of assets acquired and liabilities assumed. As a result, the purchase accounting adjustments through September 30, 2017 contributed approximately $7 million of additional goodwill. The factors contributing to the recognition of goodwill were based on various strategic benefits that are expected to be realized from the AGS and SGG acquisition. The acquisition provides DTE Energy with a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities. The goodwill is expected to be deductible for income tax purposes.

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
As of December 31, 2017, DTE Energy had approximately $1 million accrued related to these exit activities and expects future cash payments of this remaining balance to be made in 2018. DTE Energy does not anticipate incurring significant additional expenses, including required environmental remediation costs, in connection with the closure.

NOTE 5 — GOODWILL
DTE Energy has goodwill resulting from business combinations.
The following is the summary of change in the carrying amount of goodwill for the years ended December 31:

	2017	2016
	(In millions)
Balance as of January 1	$2,286	$2,018
Goodwill attributable to Gas Storage and Pipelines acquisition	7	268
Balance at December 31	$2,293	$2,286
Refer to Note 4 to the Consolidated Financial Statements, "Acquisitions and Exit Activities," for additional information related to the acquisition.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of Property, plant, and equipment by classification as of December 31:

	2017	2016
Property, plant, and equipment	(In millions)
DTE Electric
Generation	$12,166	$11,990
Distribution	8,637	8,134
Other	2,169	1,970
Total DTE Electric	22,972	22,094
DTE Gas
Distribution	3,523	3,382
Storage	533	503
Transmission and other	1,118	925
Total DTE Gas	5,174	4,810
Non-utility and other	3,278	3,125
Total DTE Energy	31,424	30,029
Accumulated depreciation and amortization
DTE Electric
Generation	(4,403)	(4,364)
Distribution	(2,914)	(2,769)
Other	(667)	(588)
Total DTE Electric	(7,984)	(7,721)
DTE Gas
Distribution	(1,238)	(1,198)
Storage	(159)	(152)
Transmission and other	(384)	(370)
Total DTE Gas	(1,781)	(1,720)
Non-utility and other	(938)	(858)
Total DTE Energy	(10,703)	(10,299)
Net DTE Energy Property, plant, and equipment	$20,721	$19,730
Net DTE Electric Property, plant, and equipment	$14,988	$14,373
The following is a summary of the Registrants' AFUDC and interest capitalized for the years ended December 31:

	DTE Energy		DTE Electric
	2017	2016	2017	2016
	(In millions)
Allowance for debt funds used during construction and interest capitalized	$13	$10	$8	$8
Allowance for equity funds used during construction	23	21	18	18
Total	$36	$31	$26	$26
The composite depreciation rate for DTE Electric was approximately 3.6% in 2017 and 3.5% in 2016 and 2015. The composite depreciation rate for DTE Gas was 2.7%, 2.4%, and 2.6% in 2017, 2016, and 2015, respectively. The average estimated useful life for each major class of utility Property, plant, and equipment as of December 31, 2017 follows:

	Estimated Useful Lives in Years
Utility	Generation	Distribution	Storage
DTE Electric	40	41	N/A
DTE Gas	N/A	50	53

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The estimated useful lives for DTE Electric's Other utility assets range from 4 to 62 years, while the estimated useful lives for DTE Gas' Transmission and other utility assets range from 5 to 70 years. The estimated useful lives for major classes of DTE Energy's non-utility assets and facilities range from 3 to 83 years.
The following is a summary of Depreciation and amortization expense for DTE Energy:

	2017	2016	2015
	(In millions)
Property, plant, and equipment	$865	$783	$740
Regulatory assets and liabilities	165	193	150
Securitized regulatory assets(a)	—	—	(38)
	$1,030	$976	$852
_______________________________________

(a)
Securitization surcharges ended in December 2014 with remaining over recovery refunded to customers in 2015. Securitization bonds were paid and Securitization regulatory assets amortization was completed in 2015. The $38 million credit represents the final adjustments to close out the Securitization program.

The following is a summary of Depreciation and amortization expense for DTE Electric:

	2017	2016	2015
	(In millions)
Property, plant, and equipment	$620	$582	$545
Regulatory assets and liabilities	133	168	126
Securitized regulatory assets(a)	—	—	(38)
	$753	$750	$633
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
The following balances for capitalized software relate to DTE Energy:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Amortization expense of capitalized software	$101	$89	$98
Gross carrying value of capitalized software	$890	$715
Accumulated amortization of capitalized software	$500	$435
The following balances for capitalized software relate to DTE Electric:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Amortization expense of capitalized software	$93	$83	$80
Gross carrying value of capitalized software	$774	$610
Accumulated amortization of capitalized software	$423	$365

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Property under capital leases for the Registrants is as follows:

	DTE Energy		DTE Electric
	2017	2016	2017	2016
	(In millions)
Gross property under capital leases	$44	$44	$18	$18
Accumulated amortization of property under capital leases	$38	$32	$12	$6

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
Ownership information of the two utility plants as of December 31, 2017 was as follows:

	Belle River	Ludington Hydroelectric Pumped Storage
In-service date	1984-1985	1973
Total plant capacity	1,270 MW	2,080 MW
Ownership interest	(a)	49%
Investment in Property, plant, and equipment (in millions)	$1,814	$559
Accumulated depreciation (in millions)	$1,060	$188
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
A reconciliation of the asset retirement obligations for 2017 follows:

	DTE Energy	DTE Electric
	(In millions)
Asset retirement obligations at December 31, 2016	$2,197	$2,012
Accretion	131	120
Liabilities incurred	2	1
Liabilities settled	(6)	(2)
Revision in estimated cash flows	(4)	(6)
Asset retirement obligations at December 31, 2017	$2,320	$2,125
Approximately $1.9 billion of the asset retirement obligations represent nuclear decommissioning liabilities that are funded through a surcharge to electric customers over the life of the Fermi 2 nuclear plant. The NRC has jurisdiction over the decommissioning of nuclear power plants and requires minimum decommissioning funding based upon a formula. The MPSC and FERC regulate the recovery of costs of decommissioning nuclear power plants and both require the use of external trust funds to finance the decommissioning of Fermi 2. Rates approved by the MPSC provide for the recovery of decommissioning costs of Fermi 2 and the disposal of low-level radioactive waste. DTE Electric believes the MPSC collections will be adequate to fund the estimated cost of decommissioning. The decommissioning assets, anticipated earnings thereon, and future revenues from decommissioning collections will be used to decommission Fermi 2. DTE Electric expects the liabilities to be reduced to zero at the conclusion of the decommissioning activities. If amounts remain in the trust funds for Fermi 2 following the completion of the decommissioning activities, those amounts will be disbursed based on rulings by the MPSC and FERC.
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
The following are balances and a brief description of the Registrants' Regulatory assets and liabilities at December 31:

	DTE Energy		DTE Electric
	2017	2016	2017	2016
Assets	(In millions)
Recoverable pension and other postretirement costs
Pension	$2,000	$2,159	$1,502	$1,642
Other postretirement costs	278	286	211	207
Asset retirement obligation	569	613	569	613
Removal costs asset	299	193	299	193
Recoverable Michigan income taxes	213	231	171	187
Deferred environmental costs	75	78	—	—
Unamortized loss on reacquired debt	65	59	46	39
Transitional Reconciliation Mechanism	46	30	46	30
Customer360 deferred costs	45	33	45	33
Recoverable income taxes related to AFUDC equity	41	59	35	53
Other recoverable income taxes	26	57	26	57
Nuclear Performance Evaluation and Review Committee Tracker	22	—	22	—
Accrued PSCR/GCR revenue	17	22	17	19
Other	82	93	66	76
	3,778	3,913	3,055	3,149
Less amount included in Current Assets	(55)	(42)	(50)	(36)
	$3,723	$3,871	$3,005	$3,113

	DTE Energy		DTE Electric
	2017	2016	2017	2016
Liabilities	(In millions)
Refundable federal income taxes	$2,384	$—	$1,946	$—
Removal costs liability	265	266	—	—
Renewable energy	112	145	112	145
Negative other postretirement offset	80	56	67	55
Negative pension offset	21	36	—	—
Fermi 2 refueling outage	15	27	15	27
Refundable self-implemented rates	2	27	2	27
Other	14	32	12	2
	2,893	589	2,154	256
Less amount included in Current Liabilities	(18)	(34)	(17)	(27)
	$2,875	$555	$2,137	$229

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

•
Transitional Reconciliation Mechanism — The MPSC approved the recovery of the deferred net incremental revenue requirement associated with the transition of PLD customers to DTE Electric's distribution system, effective July 1, 2014. Annual reconciliations will be filed and surcharges will be implemented to recover approved amounts.

•
Customer360 deferred costs — The MPSC approved the deferral and amortization of certain costs associated with implementing Customer360, which is an integrated software application that enables improved interface among customer service, billing, meter reading, credit and collections, device management, account management, and retail access. Amortization of deferred costs over a 15-year amortization period began after the billing system was put into operation during the second quarter of 2017.

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

•
Nuclear Performance Evaluation and Review Committee Tracker — Deferral and amortization of certain costs associated with oversight and review of DTE Electric's nuclear power generation program, including safety and regulatory compliance, nuclear leadership, nuclear facilities, as well as operation and financial performance, pursuant to the MPSC authorization. The approved five-year amortization period began January 1, 2018, with recovery (net of carrying costs) through base rate filings.

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

________________________________________________

(a)	Regulatory assets not earning a return or accruing carrying charges.
LIABILITIES

•
Refundable federal income taxes — DTE Electric and DTE Gas' remeasurement of deferred taxes due to the enactment of the TCJA, which reflects the net impact of the tax rate change on cumulative temporary differences expected to reverse after the effective date of January 1, 2018. Refer to "2017 Tax Reform" section below for additional information.

•	Removal costs liability — The amount collected from customers for the funding of future asset removal activities.

•	Renewable energy — Amounts collected in rates in excess of renewable energy expenditures.

•
Negative other postretirement offset — DTE Electric and DTE Gas' negative other postretirement costs are not included as a reduction to their authorized rates; therefore, DTE Electric and DTE Gas are accruing a Regulatory liability to eliminate the impact on earnings of the negative other postretirement expense accrual. The Regulatory liabilities will reverse to the extent DTE Electric and DTE Gas' other postretirement expense is positive in future years.

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

2016 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on February 1, 2016 requesting an increase in base rates of $344 million based on a projected twelve-month period ending July 31, 2017. On August 1, 2016, DTE Electric self-implemented a base rate increase of $245 million. On January 31, 2017, the MPSC issued an order approving an annual revenue increase of $184 million for service rendered on or after February 7, 2017. The MPSC authorized a return on equity of 10.1%. On April 28, 2017, DTE Electric filed to refund its customers their pro-rata share of the revenue collected through the self-implementation surcharge in effect from August 1, 2016 through February 7, 2017. On September 15, 2017, the MPSC approved a settlement authorizing DTE Electric to refund its customers $38.5 million of the self-implementation surcharge during the months of October through December 2017. DTE Electric has refunded the majority of the settlement liability as of December 31, 2017.
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Electric suggested regulatory accounting treatment for the pension and postretirement cost components previously included as capital overhead. If the MPSC adopts DTE Electric's suggestion, the rate request will be reduced. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. A final MPSC order in this case is expected by April 2018.

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
Certificate of Necessity
On July 31, 2017, DTE Electric filed a request for authority to build a 1,100 megawatt natural gas fueled combined cycle generation facility at DTE Electric's Belle River Power Plant. DTE Electric requested the MPSC to issue three CONs for the following: (1) power supplied by the proposed project is needed, (2) the size, fuel type, and other design characteristics of the proposed project represent the most reasonable and prudent means of meeting the power need, and (3) the estimated capital costs of $989 million for the proposed project will be recoverable in rates from DTE Electric's customers. DTE Electric expects an order in this proceeding from the MPSC by April 27, 2018.
2017 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates is primarily due to an increase in net plant. The rate filing also includes projected changes in sales, operations, maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Gas suggested regulatory accounting treatment for the pension and postretirement cost components previously included as capital overhead. If the MPSC adopts DTE Gas' suggestion, the rate request will be reduced. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." A final MPSC order in this case is expected by September 2018.
2017 Tax Reform
On December 27, 2017, the MPSC issued an order to consider changes in the rates of all Michigan rate-regulated utilities to reflect the effects of the federal TCJA. On January 19, 2018, DTE Electric and DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined our recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.

NOTE 10 — INCOME TAXES
Income Tax Summary
DTE Energy files a consolidated federal income tax return. DTE Electric is a part of the consolidated federal income tax return of DTE Energy. DTE Energy and its subsidiaries file consolidated and/or separate company income tax returns in various states and localities, including a consolidated return in the State of Michigan. DTE Electric is part of the Michigan consolidated income tax return of DTE Energy. The federal, state and local income tax expense for DTE Electric is determined on an individual company basis with no allocation of tax expenses or benefits from other affiliates of DTE Energy. DTE Electric had income tax receivables with DTE Energy of $12 million and $9 million at December 31, 2017 and 2016, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	2017	2016	2015
DTE Energy	(In millions)
Income Before Income Taxes	$1,287	$1,105	$950
Income tax expense at 35% statutory rate	$450	$387	$333
Production tax credits	(189)	(145)	(122)
Investment tax credits	(4)	(5)	(7)
Depreciation	(4)	(4)	(4)
Noncontrolling interests	8	12	2
AFUDC equity	(18)	(10)	(8)
Employee Stock Ownership Plan dividends	(5)	(5)	(5)
Stock based compensation	(14)	—	—
Subsidiary stock loss	—	(10)	—
State and local income taxes, net of federal benefit	51	58	35
Enactment of the Tax Cuts and Jobs Act	(105)	—	—
Other, net	5	(7)	6
Income Tax Expense	$175	$271	$230
Effective income tax rate	13.6%	24.5%	24.2%

	2017	2016	2015
DTE Electric	(In millions)
Income Before Income Taxes	$928	$975	$836
Income tax expense at 35% statutory rate	$325	$341	$293
Production tax credits	(36)	(30)	(31)
Investment tax credits	(4)	(4)	(5)
Depreciation	3	3	3
AFUDC equity	(5)	(6)	(7)
Employee Stock Ownership Plan dividends	(3)	(3)	(3)
State and local income taxes, net of federal benefit	48	56	43
Other, net	(1)	(4)	(1)
Income Tax Expense	$327	$353	$292
Effective income tax rate	35.2%	36.2%	34.9%
Components of the Registrants' Income Tax Expense were as follows:

	2017	2016	2015
DTE Energy	(In millions)
Current income tax expense (benefit)
Federal	$(22)	$(1)	$(3)
State and other income tax	1	7	(4)
Total current income taxes	(21)	6	(7)
Deferred income tax expense
Federal	118	184	178
State and other income tax	78	81	59
Total deferred income taxes	196	265	237
	$175	$271	$230

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

	2017	2016	2015
DTE Electric	(In millions)
Current income tax expense (benefit)
Federal	$(17)	$—	$(26)
State and other income tax	(1)	11	(2)
Total current income taxes	(18)	11	(28)
Deferred income tax expense
Federal	270	268	252
State and other income tax	75	74	68
Total deferred income taxes	345	342	320
	$327	$353	$292
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
The Registrants' deferred tax assets (liabilities) were comprised of the following at December 31:

	DTE Energy		DTE Electric
	2017	2016	2017	2016
	(In millions)
Property, plant, and equipment	$(3,276)	$(4,880)	$(2,698)	$(3,819)
Regulatory assets and liabilities	(94)	(879)	(31)	(778)
Tax credit carry-forwards	947	643	193	116
Pension and benefits	334	643	302	518
Federal net operating loss carry-forward	83	190	47	42
State and local net operating loss carry-forwards	70	59	5	1
Investments in equity method investees	(82)	(119)	—	—
Other	170	217	94	127
	(1,848)	(4,126)	(2,088)	(3,793)
Less valuation allowance	(40)	(36)	—	—
Long-term deferred income tax liabilities	$(1,888)	$(4,162)	$(2,088)	$(3,793)

Deferred income tax assets	$1,814	$1,463	$830	$569
Deferred income tax liabilities	(3,702)	(5,625)	(2,918)	(4,362)
	$(1,888)	$(4,162)	$(2,088)	$(3,793)
Tax credit carry-forwards for DTE Energy include $640 million of general business credits that expire from 2034 through 2037 and $307 million of alternative minimum tax credits that will be refundable over the next four years. The alternative minimum tax credits are production tax credits earned prior to 2006 but not utilized. The majority of these alternative minimum tax credits were generated from projects that had received a private letter ruling (PLR) from the IRS. These PLRs provide assurance as to the appropriateness of using these credits to offset taxable income, however, these tax credits are subject to IRS audit and adjustment. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Energy has a federal net operating loss carry-forward of $397 million as of December 31, 2017, which will expire from 2035 through 2037. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Energy has state and local deferred tax assets related to net operating loss carry-forwards of $70 million and $59 million at December 31, 2017 and 2016, respectively. The state and local net operating loss carry-forwards expire from 2018 through 2037. DTE Energy has recorded valuation allowances at December 31, 2017 and 2016 of approximately $40 million and $36 million, respectively, with respect to these deferred tax assets. In assessing the realizability of deferred tax assets, DTE Energy considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Tax credit carry-forwards for DTE Electric include $193 million of general business credits that expire from 2035 through 2037. No valuation allowance is required for the tax credits carry-forward deferred tax asset.
DTE Electric has a federal net operating loss carry-forward of $226 million as of December 31, 2017, which will expire in 2035. No valuation allowance is required for the federal net operating loss deferred tax asset.
DTE Electric has state and local deferred tax assets related to net operating loss carry-forwards of $5 million at December 31, 2017, while there was $1 million state and local deferred tax asset related to net operating loss carry-forwards at December 31, 2016. No valuation allowance is required for DTE Electric's state and local net operating loss carry-forwards.
The above tables exclude unamortized investment tax credits that are shown separately on the Registrants' Consolidated Statements of Financial Position. Investment tax credits are deferred and amortized to income over the average life of the related property.
Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was enacted reducing the corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the enactment, the deferred tax assets and liabilities were remeasured to reflect the impact of the TCJA on the cumulative temporary differences expected to reverse after the effective date. The net impact of this remeasurement was a decrease in deferred tax liabilities of $2.56 billion, of which $2.45 billion was attributable to regulated utilities and offset to regulatory assets and liabilities. This regulatory treatment is consistent with prior precedent set by the MPSC from previous tax law changes. The remaining $105 million was attributable to the non-utility entities and was recognized as a net reduction to income tax expense in 2017.
On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), directing taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law.  The amounts above represent our best estimate based on interpretations of the TCJA. In accordance with SAB 118, the amounts recorded are considered provisional and will continue to be analyzed throughout 2018, which may result in additional changes.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the Registrants is as follows:

	2017	2016	2015
DTE Energy	(In millions)
Balance at January 1	$10	$3	$9
Additions for tax positions of prior years	—	7	—
Lapse of statute of limitations	—	—	(6)
Balance at December 31	$10	$10	$3

	2017	2016	2015
DTE Electric	(In millions)
Balance at January 1	$13	$4	$4
Additions for tax positions of prior years	—	9	—
Balance at December 31	$13	$13	$4
DTE Energy had $8 million of unrecognized tax benefits at December 31, 2017 and 2016 that, if recognized, would favorably impact its effective tax rate. DTE Energy does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.
DTE Electric had $10 million of unrecognized tax benefits at December 31, 2017 and 2016 that, if recognized, would favorably impact its effective tax rate. DTE Electric does not anticipate any material decrease in unrecognized tax benefits in the next twelve months.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants recognize interest and penalties pertaining to income taxes in Interest expense and Other expenses, respectively, on their Consolidated Statements of Operations.
Accrued interest pertaining to income taxes for DTE Energy totaled $3 million at December 31, 2017 and 2016. DTE Energy recognized interest expense related to income taxes of a nominal amount in 2017, $2 million in 2016, and a nominal amount in 2015. DTE Energy had accrued no penalties pertaining to income taxes.
Accrued interest pertaining to income taxes for DTE Electric totaled $4 million at December 31, 2017 and 2016. DTE Electric recognized interest expense related to income taxes of a nominal amount in 2017, $3 million in 2016, and a nominal amount in 2015. DTE Electric had accrued no penalties pertaining to income taxes.
In 2017, DTE Energy, including DTE Electric, settled a federal tax audit for the 2015 tax year. DTE Energy's federal income tax returns for 2016 and subsequent years remain subject to examination by the IRS. DTE Energy's Michigan Business Tax and Michigan Corporate Income Tax returns for the year 2008 and subsequent years remain subject to examination by the State of Michigan. DTE Energy also files tax returns in numerous state and local jurisdictions with varying statutes of limitation.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation for the years ended December 31:

	2017	2016	2015
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$1,134	$868	$727
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — basic	$1,132	$866	$725

Average number of common shares outstanding	179	179	179
Basic Earnings per Common Share	$6.32	$4.84	$4.05

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$1,134	$868	$727
Less: Allocation of earnings to net restricted stock awards	(2)	(2)	(2)
Net income available to common shareholders — diluted	$1,132	$866	$725

Average number of common shares outstanding	179	179	179
Diluted Earnings per Common Share(a)	$6.32	$4.83	$4.05
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6 million and 7.1 million for the years ended December 31, 2017 and 2016, respectively, as the dilutive stock price threshold was not met. For more information, see Note 14 to the Consolidated Financial Statements, "Long-Term Debt."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 12 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at December 31, 2017 and 2016. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	December 31, 2017						December 31, 2016
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Netting(b)	Net Balance
	(In millions)
Assets:
Cash equivalents(c)	$16	$3	$—	$—	$—	$19	$14	$3	$—	$—	$17
Nuclear decommissioning trusts
Equity securities	978	—	—	—	—	978	887	—	—	—	887
Fixed income securities	18	477	—	—	—	495	11	414	—	—	425
Private equity securities	—	—	—	5	—	5	—	—	—	—	—
Cash equivalents	14	—	—	—	—	14	8	—	—	—	8
Other investments(d)
Equity securities	118	—	—	—	—	118	104	—	—	—	104
Fixed income securities	72	—	—	—	—	72	58	—	—	—	58
Cash equivalents	4	—	—	—	—	4	3	—	—	—	3
Derivative assets:
Commodity Contracts:
Natural Gas	148	112	97	—	(256)	101	216	79	53	(306)	42
Electricity	—	243	42	—	(241)	44	—	154	39	(157)	36
Other	—	—	9	—	—	9	—	—	2	—	2
Foreign currency exchange contracts	—	1	—	—	(1)	—	—	6	—	(5)	1
Total derivative assets	148	356	148	—	(498)	154	216	239	94	(468)	81
Total	$1,368	$836	$148	$5	$(498)	$1,859	$1,301	$656	$94	$(468)	$1,583

Liabilities:
Derivative liabilities:
Commodity Contracts:
Natural Gas	$(141)	$(111)	$(126)	$—	$263	$(115)	$(226)	$(86)	$(149)	$321	$(140)
Electricity	—	(245)	(30)	—	246	(29)	—	(159)	(30)	163	(26)
Other	—	—	(1)	—	1	—	—	—	(3)	2	(1)
Foreign currency exchange contracts	—	(3)	—	—	1	(2)	—	(3)	—	3	—
Total derivative liabilities	(141)	(359)	(157)	—	511	(146)	(226)	(248)	(182)	489	(167)
Total	$(141)	$(359)	$(157)	$—	$511	$(146)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,227	$477	$(9)	$5	$13	$1,713	$1,075	$408	$(88)	$21	$1,416
Assets:
Current	$157	$298	$104	$—	$(437)	$122	$205	$199	$60	$(400)	$64
Noncurrent	1,211	538	44	5	(61)	1,737	1,096	457	34	(68)	1,519
Total Assets	$1,368	$836	$148	$5	$(498)	$1,859	$1,301	$656	$94	$(468)	$1,583
Liabilities:
Current	$(137)	$(313)	$(108)	$—	$459	$(99)	$(203)	$(211)	$(79)	$424	$(69)
Noncurrent	(4)	(46)	(49)	—	52	(47)	(23)	(37)	(103)	65	(98)
Total Liabilities	$(141)	$(359)	$(157)	$—	$511	$(146)	$(226)	$(248)	$(182)	$489	$(167)
Net Assets (Liabilities) at end of period	$1,227	$477	$(9)	$5	$13	$1,713	$1,075	$408	$(88)	$21	$1,416
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At December 31, 2017, available-for-sale securities of $19 million included $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2016, available-for-sale securities of $17 million, included $7 million and $10 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis:

	December 31, 2017					December 31, 2016
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Net Balance
	(In millions)
Assets:
Cash equivalents(b)	$8	$3	$—	$—	$11	$8	$3	$—	$11
Nuclear decommissioning trusts
Equity securities	978	—	—	—	978	887	—	—	887
Fixed income securities	18	477	—	—	495	11	414	—	425
Private equity securities	—	—	—	5	5	—	—	—	—
Cash equivalents	14	—	—	—	14	8	—	—	8
Other investments
Equity securities	11	—	—	—	11	9	—	—	9
Derivative assets — FTRs	—	—	9	—	9	—	—	2	2
Total	$1,029	$480	$9	$5	$1,523	$923	$417	$2	$1,342

Assets:
Current	$8	$3	$9	$—	$20	$8	$3	$2	$13
Noncurrent	1,021	477	—	5	1,503	915	414	—	1,329
Total Assets	$1,029	$480	$9	$5	$1,523	$923	$417	$2	$1,342
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At December 31, 2017, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2016, available-for-sale securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

Cash Equivalents
Cash equivalents include investments with maturities of three months or less when purchased. The cash equivalents shown in the fair value table are comprised of short-term investments and money market funds.
Nuclear Decommissioning Trusts and Other Investments
The nuclear decommissioning trusts and other investments hold debt and equity securities directly and indirectly through institutional mutual funds and commingled funds. Other assets such as private market investments are used to enhance long-term returns while improving portfolio diversification. All pricing for investments in this category are classified as NAV assets. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. Non-exchange-traded fixed income securities are valued based upon quotations available from brokers or pricing services. The institutional mutual funds hold exchange-traded equity or debt securities (exchange and non-exchange traded) and are valued based on publicly available NAVs. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair value of securities by comparison of market-based price sources. Investment policies and procedures are determined by DTE Energy's Trust Investments Department which reports to DTE Energy's Vice President and Treasurer.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(96)	$9	$(1)	$(88)	$(5)	$6	$(5)	$(4)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	—	—	—	—	—	—	—	—
Total gains (losses)
Included in earnings	(29)	109	2	82	(159)	(2)	1	(160)
Recorded in Regulatory liabilities	—	—	25	25	—	—	6	6
Purchases, issuances, and settlements:
Purchases	—	—	—	—	—	1	—	1
Settlements	96	(106)	(18)	(28)	68	4	(3)	69
Net Assets (Liabilities) as of December 31	$(29)	$12	$8	$(9)	$(96)	$9	$(1)	$(88)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2017 and 2016 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(30)	$50	$1	$21	$(166)	$7	$2	$(157)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In millions)
Net Assets as of January 1	$2	$3
Change in fair value recorded in Regulatory liabilities	25	6
Purchases, issuances, and settlements:
Settlements	(18)	(7)
Net Assets as of December 31	$9	$2
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2017 and 2016 and reflected in DTE Electric's Consolidated Statements of Financial Position	$9	$2
Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the years ended December 31, 2017 and 2016, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities as of December 31, 2017 and 2016:

	December 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$97	$(126)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$9.75	/MMBtu	$(0.03	)/MMBtu
Electricity	$42	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(5)	—	$15	/MWh	$2	/MWh

	December 31, 2016
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$53	$(149)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.00)	—	$7.90	/MMBtu	$(0.05	)/MMBtu
Electricity	$39	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$12	/MWh	$1	/MWh
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
The fair value of financial instruments included in the table below is determined by using quoted market prices when available. When quoted prices are not available, pricing services may be used to determine the fair value with reference to observable interest rate indexes. The Registrants have obtained an understanding of how the fair values are derived. The Registrants also selectively corroborate the fair value of their transactions by comparison of market-based price sources. Discounted cash flow analyses based upon estimated current borrowing rates are also used to determine fair value when quoted market prices are not available. The fair values of notes receivable, excluding capital leases, and notes payable are generally estimated using discounted cash flow techniques that incorporate market interest rates as well as assumptions about the remaining life of the loans and credit risk. Depending on the information available, other valuation techniques may be used that rely on internal assumptions and models. Valuation policies and procedures for the Registrants are determined by DTE Energy's Treasury Department which reports to DTE Energy's Vice President and Treasurer and DTE Energy's Controller's Department which reports to DTE Energy's Vice President, Controller, and Chief Accounting Officer.
The following table presents the carrying amount and fair value of financial instruments for DTE Energy as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$38	$—	$—	$38	$36	$—	$—	$36
Dividends payable	$158	$158	$—	$—	$148	$148	$—	$—
Short-term borrowings	$621	$—	$621	$—	$499	$—	$499	$—
Notes payable — Other(b), excluding capital leases	$12	$—	$—	$12	$17	$—	$—	$17
Long-term debt(c)	$12,288	$1,939	$10,571	$764	$11,270	$1,465	$9,384	$1,056
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, premiums, and issuance costs. Excludes Capital lease obligations.
The following table presents the carrying amount and fair value of financial instruments for DTE Electric as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$—	$—	$—	$—	$5	$—	$—	$5
Short-term borrowings — affiliates	$116	$—	$—	$116	$117	$—	$—	$117
Short-term borrowings — other	$238	$—	$238	$—	62	$—	$62	$—
Notes payable — Other(b), excluding capital leases	$2	$—	$—	$2	$6	$—	$—	$6
Long-term debt(c)	$6,017	$—	$6,441	$171	$5,878	$—	$6,026	$264
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	December 31, 2017	December 31, 2016
	(In millions)
Fermi 2	$1,475	$1,291
Fermi 1	3	3
Low-level radioactive waste	14	26
	$1,492	$1,320
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Realized gains	$83	$74	$39
Realized losses	$(29)	$(63)	$(33)
Proceeds from sale of securities	$1,240	$1,457	$885
Realized gains and losses from the sale of securities for Fermi 2 are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities for low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.
The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	December 31, 2017			December 31, 2016
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$978	$320	$(32)	$887	$222	$(46)
Fixed income securities	495	13	(3)	425	11	(5)
Private equity securities	5	—	—	—	—	—
Cash equivalents	14	—	—	8	—	—
	$1,492	$333	$(35)	$1,320	$233	$(51)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

December 31, 2017
(In millions)
Due within one year	$23
Due after one through five years	102
Due after five through ten years	115
Due after ten years	255
$495

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
Other Securities
At December 31, 2017 and 2016, the Registrants' securities were comprised primarily of money market and equity securities. There were no unrealized losses on available-for-sale securities which were reclassified out of Other comprehensive income (loss) and realized into Net Income for DTE Energy or DTE Electric during the years ended December 31, 2017 and 2016. Gains related to trading securities held at December 31, 2017, 2016, and 2015 were $26 million, $15 million, and $1 million, respectively, for the Registrants. The trading gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its December 31, 2017 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the fair value of derivative instruments as of December 31, 2017 and 2016 for DTE Energy:

	December 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments:
Commodity Contracts:
Natural Gas	$357	$(378)	$348	$(461)
Electricity	285	(275)	193	(189)
Other	9	(1)	2	(3)
Foreign currency exchange contracts	1	(3)	6	(3)
Total derivatives not designated as hedging instrument	$652	$(657)	$549	$(656)

Current	$540	$(558)	$447	$(493)
Noncurrent	112	(99)	102	(163)
Total derivatives	$652	$(657)	$549	$(656)
The following table presents the fair value of derivative instruments as of December 31, 2017 and 2016 for DTE Electric:

	December 31,
	2017	2016
	(In millions)
FTRs — Other current assets	$9	$2
Total derivatives not designated as hedging instruments	$9	$2
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of approximately $4 million and $2 million outstanding at December 31, 2017 and 2016, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $4 million and $2 million at December 31, 2017 and 2016, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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
For DTE Energy, the total cash collateral posted, net of cash collateral received, was $28 million and $34 million as of December 31, 2017 and 2016, respectively. DTE Energy had $9 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of December 31, 2017. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $28 million as of December 31, 2016. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2017. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $5 million not related to unrealized derivative positions as of December 31, 2016. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets:
Commodity Contracts:
Natural Gas	$357	$(256)	$101	$348	$(306)	$42
Electricity	285	(241)	44	193	(157)	36
Other	9	—	9	2	—	2
Foreign currency exchange contracts	1	(1)	—	6	(5)	1
Total derivative assets	$652	$(498)	$154	$549	$(468)	$81

Derivative liabilities:
Commodity Contracts:
Natural Gas	$(378)	$263	$(115)	$(461)	$321	$(140)
Electricity	(275)	246	(29)	(189)	163	(26)
Other	(1)	1	—	(3)	2	(1)
Foreign currency exchange contracts	(3)	1	(2)	(3)	3	—
Total derivative liabilities	$(657)	$511	$(146)	$(656)	$489	$(167)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position at December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$540	$112	$(558)	$(99)	$447	$102	$(493)	$(163)
Counterparty netting	(437)	(52)	437	52	(396)	(65)	396	65
Collateral adjustment	—	(9)	22	—	(4)	(3)	28	—
Total derivatives as reported	$103	$51	$(99)	$(47)	$47	$34	$(69)	$(98)
The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations for years ended December 31, 2017 and 2016 is as follows:

	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for Years Ended December 31,
Derivatives not Designated as Hedging Instruments		2017	2016
		(In millions)
Commodity Contracts:
Natural Gas	Operating Revenues — Non-utility operations	$(74)	$(153)
Natural Gas	Fuel, purchased power, and gas — non-utility	97	(2)
Electricity	Operating Revenues — Non-utility operations	105	43
Other	Operating Revenues — Non-utility operations	2	5
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	(2)	(2)
Total		$128	$(109)

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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of December 31, 2017:

Commodity	Number of Units
Natural Gas (MMBtu)	1,822,796,301
Electricity (MWh)	29,715,268
Foreign Currency Exchange (Canadian dollars)	108,023,948
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of December 31, 2017, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was approximately $456 million.
As of December 31, 2017, DTE Energy had approximately $535 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were approximately $468 million. The net remaining amount of approximately $67 million is derived from the $456 million noted above.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 14 — LONG-TERM DEBT
Long-Term Debt
DTE Energy's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2017	2016
			(In millions)
Mortgage bonds, notes, and other
DTE Energy Debt, Unsecured	3.1%	2019 — 2033	$3,825	$3,325
DTE Electric Taxable Debt, Principally Secured	4.3%	2020 — 2047	5,755	5,615
DTE Electric Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
DTE Gas Taxable Debt, Principally Secured	4.8%	2018 — 2047	1,330	1,250
Other Long-Term Debt, including Non-Recourse Debt			7	92
			11,227	10,592
Unamortized debt discount and premium, net			(15)	(10)
Unamortized debt issuance costs			(69)	(67)
Long-term debt due within one year			(104)	(9)
			$11,039	$10,506
Junior Subordinated Debentures
Subordinated Debentures	5.5%	2062 — 2077	$1,180	$780
Unamortized debt issuance costs			(35)	(24)
			$1,145	$756
_______________________________________

(a)	Weighted average interest rate as of December 31, 2017.

(b)	DTE Electric Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.
DTE Electric's long-term debt outstanding and weighted average interest rates of debt outstanding at December 31 were:

	Interest Rate(a)	Maturity Date	2017	2016
			(In millions)
Mortgage bonds, notes, and other
Taxable Debt, Principally Secured	4.3%	2020 — 2047	$5,755	$5,615
Tax-Exempt Revenue Bonds(b)	4.3%	2020 — 2030	310	310
			6,065	5,925
Unamortized debt discount			(10)	(10)
Unamortized debt issuance costs			(38)	(37)
			$6,017	$5,878
_______________________________________

(a)	Weighted average interest rate as of December 31, 2017.

(b)	Tax-Exempt Revenue Bonds are issued by a public body that loans the proceeds to DTE Electric on terms substantially mirroring the Revenue Bonds.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Debt Issuances
In 2017, the following debt was issued:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Energy	March	Senior Notes(a)	3.80%	2027	$500
DTE Electric	August	General and Refunding Mortgage Bonds(b)	3.75%	2047	440
DTE Gas	September	First Mortgage Bonds(a)	3.08%	2029	40
DTE Gas	September	First Mortgage Bonds(a)	3.75%	2047	40
DTE Energy	November	Junior Subordinated Debentures(a)	5.25%	2077	400
					$1,420
_______________________________________

(a)	Proceeds were used for repayment of short-term borrowings and general corporate purposes.

(b)	Proceeds were used to repay $300 million of DTE Electric's 2008 series G 5.60% Senior Notes due on June 15, 2018, for the repayment of short-term borrowings and general corporate purposes.
Debt Redemptions
In 2017, the following debt was redeemed:

Company	Month	Type	Interest Rate	Maturity Date	Amount
					(In millions)
DTE Electric	August	Senior Notes	5.60%	2018	$300
DTE Energy	September	Secured Note(a)	7.29%	2029	77
DTE Energy	Various	Other Long-Term Debt	Various	2017	8
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

The following table shows the Registrants' scheduled debt maturities, excluding any unamortized discount or premium on debt:

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
	(In millions)
DTE Energy(a)	$104	$1,497	$683	$462	$616	$9,045	$12,407
DTE Electric	$—	$—	$632	$462	$316	$4,655	$6,065
_______________________________________

(a)	Amounts include DTE Electric's scheduled debt maturities.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Junior Subordinated Debentures
At December 31, 2017, DTE Energy had the following Junior Subordinated Debentures:

	Interest Rate	Maturity Date	Amount
			(In millions)
2012 Series C	5.25%	2062	$200
2016 Series B	5.375%	2076	300
2016 Series F	6.00%	2076	280
2017 Series E	5.25%	2077	400
			$1,180
DTE Energy has the right to defer interest payments on the debt securities. Should DTE Energy exercise this right, it cannot declare or pay dividends on, or redeem, purchase or acquire, any of its capital stock during the deferral period. Any deferred interest payments will bear additional interest at the rate associated with the related debt issue. As of December 31, 2017, no interest payments have been deferred on the debt securities.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

On January 1, 2017, DTE Energy began paying the stock purchase contract holders quarterly contract adjustment payments at a rate of 5% per year of the stated amount of $50 per Equity Unit, or $2.50 per year. The present value of the future contract adjustment payments of $98 million was recorded as a reduction of shareholders’ equity, offset by the stock purchase contract liability. The stock purchase contract liability is included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy’s Consolidated Statements of Financial Position. Interest payments on the RSNs are recorded as interest expense and stock purchase contract payments are charged against the liability. Accretion of the stock purchase contract liability is recorded as imputed interest expense. The treasury stock method is used to compute diluted EPS for the stock purchase contract. Under the treasury stock method, the stock purchase contract will only have a dilutive effect when the settlement rate is based on the market value of DTE’s common stock that is greater than $116.31 (the threshold appreciation price). At December 31, 2017, the stock purchase price contract was anti-dilutive and, therefore, not included in the computation of diluted earnings per share. If payments for the stock purchase contract are deferred, DTE Energy may not make any cash distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, DTE Energy may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the RSNs.
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
Selected information about DTE Energy’s 2016 Equity Units is presented below:

Issuance Date	Units Issued	Total Net Proceeds	Total Long-Term Debt	RSN Annual Interest Rate	Stock Purchase Contract Annual Rate	Stock Purchase Settlement Date	Stock Purchase Contract Liability(a)	RSN Maturity Date
(In millions, except interest rates)
10/5/2016	13.5	$654	$675	1.5%	5.0%	10/1/2019	$98	10/1/2024
_______________________________________

(a)	Payments of $32 million were made in 2017. The stock purchase contract liability was $66 million and $98 million at December 31, 2017 and 2016, respectively, exclusive of interest.
In October 2016, DTE Energy issued $400 million of 2016 Series D 1.50% Senior Notes due 2019 and $600 million of Series E 2.85% Senior Notes due 2026. The proceeds from the Senior Notes were used for the acquisition and general corporate purposes.

NOTE 15 — PREFERRED AND PREFERENCE SECURITIES
As of December 31, 2017, the amount of authorized and unissued stock is as follows:

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At December 31, 2017, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.54 to 1, 0.50 to 1, and 0.48 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at December 31, 2017 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at December 31, 2017
Commercial paper issuances	83	238	300	621
Letters of credit	124	—	—	124
	207	238	300	745
Net availability at December 31, 2017	$1,213	$162	$—	$1,375
DTE Energy has approximately $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
The weighted average interest rate for short-term borrowings was 1.9% and 0.9% at December 31, 2017 and 2016, respectively, for DTE Energy. The weighted average interest rate for short-term borrowings was 1.5% and 0.8% at December 31, 2017 and 2016, respectively, for DTE Electric.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At December 31, 2017, the capacity under this facility was $100 million. The amount outstanding under this agreement was $56 million and $50 million at December 31, 2017 and 2016, respectively, and was fully offset by the posted collateral.
Dividend Restrictions
Certain of DTE Energy’s credit facilities contain a provision requiring DTE Energy to maintain a total funded debt to capitalization ratio, as defined in the agreements, of no more than 0.65 to 1, which has the effect of limiting the amount of dividends DTE Energy can pay in order to maintain compliance with this provision. At December 31, 2017, the effect of this provision was to restrict the payment of approximately $1.8 billion of Retained earnings totaling $5.6 billion. There are no other effective limitations with respect to DTE Energy’s ability to pay dividends.

NOTE 17 — CAPITAL AND OPERATING LEASES
Lessee — Operating Lease — The Registrants lease various assets under operating leases, including coal railcars, office buildings, a warehouse, computers, vehicles, and other equipment. The lease arrangements expire at various dates through 2046.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The Registrants' future minimum lease payments under non-cancelable operating leases at December 31, 2017 were:

	DTE Energy	DTE Electric
	(In millions)
2018	$40	$15
2019	34	14
2020	22	9
2021	13	9
2022	9	6
2022 and thereafter	48	38
Total minimum lease payments	$166	$91
Rental expense for DTE Energy operating leases was $51 million in 2017 and $43 million in 2016 and 2015, including rental expense for DTE Electric operating leases of $28 million in 2017, $28 million in 2016, and $32 million in 2015.
Lessor — Capital Lease — DTE Energy leases a portion of its pipeline system to the Vector Pipeline through a capital lease contract that expires in 2020, with renewal options extending for five years. DTE Energy owns a 40% interest in the Vector Pipeline. In addition, DTE Energy has two energy services agreements, for which a portion of are accounted for as capital leases. These agreements were extended during the year and expire in 2019 and 2026.
The components of DTE Energy's net investment in capital leases at December 31, 2017, were as follows:

DTE Energy
(In millions)
2018	$13
2019	10
2020	9
2021	—
2022	—
2023 and thereafter	1
Total minimum future lease receipts	33
Residual value of leased pipeline	40
Less unearned income	(15)
Net investment in capital lease	58
Less current portion	(7)
$51

NOTE 18 — COMMITMENTS AND CONTINGENCIES
Environmental
DTE Electric
Air — DTE Electric is subject to the EPA ozone and fine particulate transport and acid rain regulations that limit power plant emissions of SO2 and NOx. The EPA and the State of Michigan have also issued emission reduction regulations relating to ozone, fine particulate, regional haze, mercury, and other air pollution. These rules have led to controls on fossil-fueled power plants to reduce SO2, NOx, mercury, and other emissions. Additional rulemakings may occur over the next few years which could require additional controls for SO2, NOx, and other hazardous air pollutants.

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. In November 2017, the EPA completed the majority of the United States attainment/unclassifiable area designations. The Registrants expect the EPA to complete the remaining designations, including the non-attainment area designations with the 2015 ozone standards by the first quarter in 2018. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.
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
In August 2010, the U.S. Department of Justice, at the request of the EPA, brought a civil suit in the U.S. District Court for the Eastern District of Michigan against DTE Energy and DTE Electric, related to the June 2010 NOV/FOV and the outage work performed at Unit 2 of the Monroe Power Plant. In August 2011, the U.S. District Court judge granted DTE Energy's motion for summary judgment in the civil case, dismissing the case and entering judgment in favor of DTE Energy and DTE Electric. In October 2011, the EPA filed a Notice of Appeal to the Court of Appeals for the Sixth Circuit. In March 2013, the Court of Appeals remanded the case to the U.S. District Court for review of the procedural component of the New Source Review notification requirements. In September 2013, the EPA filed a motion seeking leave to amend their complaint regarding the June 2010 NOV/FOV adding additional claims related to outage work performed at the Trenton Channel and Belle River Power Plants as well as additional claims related to work performed at the Monroe Power Plant. In March 2014, the U.S. District Court judge again granted DTE Energy's motion for summary judgment dismissing the civil case related to Monroe Unit 2. In April 2014, the U.S. District Court judge granted motions filed by the EPA and the Sierra Club to amend their New Source Review complaint adding additional claims for Monroe Units 1, 2, and 3, Belle River Units 1 and 2, and Trenton Channel Unit 9. In October 2014, the EPA and the U.S. Department of Justice filed a notice of appeal of the U.S. District Court judge's dismissal of the Monroe Unit 2 case. The amended New Source Review claims were all stayed pending resolution of the appeal by the Court of Appeals for the Sixth Circuit. On January 10, 2017, a divided panel of the Court reversed the decision of the U.S. District Court. On May 8, 2017, DTE Energy and DTE Electric filed a motion to stay the mandate pending filing of a petition for writ of certiorari with the U.S. Supreme Court. The Sixth Circuit granted the motion on May 16, 2017, staying the claims in the U.S. District Court until the U.S. Supreme Court disposes of the case. DTE Electric and DTE Energy filed a petition for writ of certiorari on July 31, 2017. On December 11, 2017, the U.S. Supreme Court denied certiorari. As a result of the Supreme Court electing not to review the matter, the case was sent back to the U.S. District Court for further proceedings. The Registrants are in discussion with the EPA regarding this matter.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. The carbon standards for new sources are not expected to have a material impact on DTE Electric, since DTE Electric has no plans to build new coal-fired generation and any potential new gas generation will be able to comply with the standards. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Additionally, federal agencies have been directed to conduct a review of all existing regulations that potentially burden the development and use of domestically produced energy resources. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA's repeal and possible replacement of the Clean Power Plan on existing sources at this time.
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
To comply with air pollution requirements, DTE Electric spent approximately $2.4 billion through 2017. DTE Electric does not anticipate additional capital expenditures through 2024.
Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2015. The final rule requires studies to be completed and submitted as part of the National Pollutant Discharge Elimination System (NPDES) permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by each state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At December 31, 2017 and 2016, DTE Electric had $6 million and $8 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016. In September 2017, the EPA indicated that it intends to reconsider certain provisions of the CCR Rule, but the nature and timing of such a reconsideration is unknown. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. The State of Michigan has issued a National Pollutant Discharge Elimination System permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits have been issued for other facilities, consequently no compliance timelines have been established. Under the current rule, certain ELG requirements would be required to be performed in conjunction with the CCR. Over the next six years, to comply with the ELG requirements of the November 2015 rules and for the CRR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $295 million.
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
DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of December 31, 2017 and 2016, DTE Gas had $41 million and $43 million accrued for remediation, respectively. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2017 was approximately $620 million. Payment under these guarantees is considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at December 31, 2017 was approximately $386 million. Payment under these guarantees is considered remote.
NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $80 million and $10 million at December 31, 2017, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at December 31, 2017. Payment under these guarantees is considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of December 31, 2017, DTE Energy had approximately $58 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
Labor Contracts
There are several bargaining units for DTE Energy subsidiaries' approximate 5,000 represented employees, including DTE Electric's approximate 2,700 represented employees. The majority of the represented employees are under contracts that expire in 2020 and 2021.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments
As of December 31, 2017, the Registrants were party to numerous long-term purchase commitments relating to a variety of goods and services required for their businesses. These agreements primarily consist of fuel supply commitments and renewable energy contracts for the Registrants, as well as energy trading contracts for DTE Energy. The Registrants estimate the following commitments from 2018 through 2051 for DTE Energy, and 2018 through 2033 for DTE Electric, as detailed in the following table:

	DTE Energy	DTE Electric
	(In millions)
2018	$2,731	$930
2019	1,045	320
2020	638	192
2021	474	149
2022	371	88
2023 and thereafter	2,277	820
	$7,536	$2,499
Utility capital expenditures, expenditures for non-utility businesses, and contributions to equity method investees will be approximately $3.6 billion and $1.9 billion in 2018 for DTE Energy and DTE Electric, respectively. The Registrants have made certain commitments in connection with the estimated 2018 annual capital expenditures and contributions to equity method investees.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Under NEIL policies, DTE Electric could be liable for maximum assessments of up to approximately $47 million per event if the loss associated with any one event at any nuclear plant should exceed the accumulated funds available to NEIL.
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
The DOE's Yucca Mountain Nuclear Waste Repository program for the acceptance and disposal of spent nuclear fuel was terminated in 2011. DTE Electric is a party in the litigation against the DOE for both past and future costs associated with the DOE's failure to accept spent nuclear fuel under the timetable set forth in the Federal Nuclear Waste Policy Act of 1982. In July 2012, DTE Electric executed a settlement agreement with the federal government for costs associated with the DOE's delay in acceptance of spent nuclear fuel from Fermi 2 for permanent storage. The settlement agreement, including extensions, provides for a claims process and payment of delay-related costs experienced by DTE Electric through 2019. DTE Electric's claims are being settled and paid on a timely basis. The settlement proceeds reduce the cost of the dry cask storage facility assets and provide reimbursement for related operating expenses.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 20 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
DTE Energy's subsidiary, DTE Energy Corporate Services, LLC (LLC), sponsors defined benefit pension plans and other postretirement plans covering substantially all employees of the Registrants.
The table below represents the pension and other postretirement benefit plans which employees of each Registrant participated at December 31, 2017:

Registrants
	DTE Energy	DTE Electric
Qualified Pension Plans
DTE Energy Company Retirement Plan	X	X
DTE Gas Company Retirement Plan for Employees Covered by Collective Bargaining Agreements	X
Shenango Inc. Pension Plan	X
Nonqualified Pension Plans
DTE Energy Company Supplemental Retirement Plan	X	X
DTE Energy Company Executive Supplemental Retirement Plan(a)	X	X
DTE Energy Company Supplemental Severance Benefit Plan	X
Other Postretirement Benefit Plans
The DTE Energy Company Comprehensive Non-Health Welfare Plan	X	X
The DTE Energy Company Comprehensive Retiree Group Health Care Plan	X	X
DTE Supplemental Retiree Benefit Plan	X	X
DTE Energy Company Retiree Reimbursement Arrangement Plan	X	X
_____________________________________

(a)	Sponsored by the DTE Energy subsidiary, DTE Energy Holding Company.
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by the LLC. DTE Electric accounts for its participation in DTE Energy's qualified and nonqualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. Plan participants of all plans are solely DTE Energy and affiliate employees.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net pension cost for DTE Energy includes the following components:

	2017	2016	2015
	(In millions)
Service cost	$92	$92	$100
Interest cost	214	219	210
Expected return on plan assets	(311)	(309)	(296)
Amortization of:
Net actuarial loss	176	164	205
Prior service cost	1	1	—
Other	—	—	2
Net pension cost	$172	$167	$221

	2017	2016
	(In millions)
Other changes in plan assets and benefit obligations recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial loss	$27	$197
Amortization of net actuarial loss	(176)	(164)
Prior service cost (credit)	(11)	7
Amortization of prior service cost	(1)	(1)
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(161)	$39
Total recognized in net periodic pension cost, Regulatory assets, and Other comprehensive income (loss)	$11	$206
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$178	$172
Prior service cost	$—	$1

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans as well as the amounts recognized as prepaid pension cost or pension liability in DTE Energy's Consolidated Statements of Financial Position at December 31:

	DTE Energy
	2017	2016
	(In millions)
Accumulated benefit obligation, end of year	$5,149	$4,753
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$5,171	$4,971
Service cost	92	92
Interest cost	214	219
Plan amendments	(11)	7
Actuarial loss	391	141
Benefits paid	(281)	(259)
Projected benefit obligation, end of year	$5,576	$5,171
Change in plan assets
Plan assets at fair value, beginning of year	$4,012	$3,832
Actual return on plan assets	674	253
Company contributions	231	186
Benefits paid	(281)	(259)
Plan assets at fair value, end of year	$4,636	$4,012
Funded status	$(940)	$(1,159)
Amount recorded as:
Current liabilities	$(16)	$(7)
Noncurrent liabilities	(924)	(1,152)
	$(940)	$(1,159)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial loss	$163	$163
Prior service cost	6	8
	$169	$171
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$2,014	$2,163
Prior service credit	(14)	(4)
	$2,000	$2,159
______________________________________

(a)	See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
The Registrants' policy is to fund pension costs by contributing amounts consistent with the provisions of the Pension Protection Act of 2006, and additional amounts when it deems appropriate. The following table provides cash contributions to the qualified pension plans as of December 31:

	2017	2016	2015
	(In millions)
DTE Energy	$223	$179	$177
DTE Electric	185	145	145
At the discretion of management, and depending upon financial market conditions, DTE Energy anticipates making up to $200 million in contributions, including $175 million of DTE Electric contributions, to the qualified pension plans in 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $136 million for the years ended December 31, 2017 and 2016, and $176 million for the year ended December 31, 2015. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
At December 31, 2017, the benefits related to DTE Energy's qualified and nonqualified pension plans expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

(In millions)
2018	$299
2019	301
2020	316
2021	317
2022	323
2023-2027	1,692
Total	$3,248
Assumptions used in determining the projected benefit obligation and net pension costs of DTE Energy are:

	2017	2016	2015
Projected benefit obligation
Discount rate	3.70%	4.25%	4.50%
Rate of compensation increase	4.98%	4.65%	4.65%
Net pension costs
Discount rate	4.25%	4.50%	4.12%
Rate of compensation increase	4.65%	4.65%	4.65%
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%
DTE Energy employs a formal process in determining the long-term rate of return for various asset classes. Management reviews historic financial market risks and returns and long-term historic relationships between the asset classes of equities, fixed income, and other assets, consistent with the widely accepted capital market principle that asset classes with higher volatility generate a greater return over the long-term. Current market factors such as inflation, interest rates, asset class risks, and asset class returns are evaluated and considered before long-term capital market assumptions are determined. The long-term portfolio return is also established employing a consistent formal process, with due consideration of diversification, active investment management, and rebalancing. Peer data is reviewed to check for reasonableness. As a result of this process, the Registrants have long-term rate of return assumptions for the pension plans of 7.50% and other postretirement benefit plans of 7.75% for 2018. The Registrants believe these rates are a reasonable assumption for the long-term rate of return on plan assets for 2018 given the current investment strategy.
DTE Energy employs a total return investment approach whereby a mix of equities, fixed income, and other investments are used to maximize the long-term return on plan assets consistent with prudent levels of risk, with consideration given to the liquidity needs of the plan. Risk tolerance is established through consideration of future plan cash flows, plan funded status, and corporate financial considerations. The investment portfolio contains a diversified blend of equity, fixed income, and other investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, growth and value stocks, and large and small market capitalizations. Fixed income securities generally include market duration bonds of companies from diversified industries, mortgage-backed securities, non-U.S. securities, bank loans, and U.S. Treasuries. Pension assets include long duration U.S. government and diversified corporate bonds intended to partially mitigate liability volatility caused by changes in discount rates. Other assets, such as private markets and hedge funds, are used to enhance long-term returns while improving portfolio diversification. Derivatives may be utilized in a risk controlled manner, to potentially increase the portfolio beyond the market value of invested assets and/or reduce portfolio investment risk. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Target allocations for DTE Energy's pension plan assets as of December 31, 2017 are listed below:

U.S. Large Capitalization (Cap) Equity Securities	18%
U.S. Small Cap and Mid Cap Equity Securities	5
Non-U.S. Equity Securities	17
Fixed Income Securities	32
Hedge Funds and Similar Investments	20
Private Equity and Other	8
100%
The following tables provide the fair value measurement amounts for DTE Energy's pension plan assets at December 31, 2017 and 2016(a):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
	(In millions)
DTE Energy asset category:
Short-term Investments(c)	$—	$114	$—	$114	$—	$22	$—	$22
Equity Securities
U.S. Large Cap(d)	821	5	—	826	875	5	—	880
U.S. Small Cap and Mid Cap(e)	229	5	—	234	229	3	—	232
Non-U.S.(f)	529	13	280	822	479	18	269	766
Fixed Income Securities(g)	1	1,453	—	1,454	1	1,037	52	1,090
Hedge Funds and Similar Investments(h)	265	—	593	858	231	—	578	809
Private Equity and Other(i)	—	—	328	328	—	—	213	213
Securities Lending(j)	(53)	(13)	—	(66)	(53)	(25)	—	(78)
Securities Lending Collateral(j)	53	13	—	66	53	25	—	78
DTE Energy Total	$1,845	$1,590	$1,201	$4,636	$1,815	$1,085	$1,112	$4,012
_______________________________________

(a)	For a description of levels within the fair value hierarchy, see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(e)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(f)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(g)
This category includes corporate bonds from diversified industries, U.S. Treasuries, and mortgage-backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

(h)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds or limited partnership funds are classified as NAV assets.

(i)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. All pricing for investments in this category are classified as NAV assets.

(j)
DTE Energy has a securities lending program with a third-party agent. The program allows the agent to lend certain securities from DTE Energy's pension trusts to selected entities against receipt of collateral (in the form of cash) as provided for and determined in accordance with their securities lending agency agreements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The pension trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on stated NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. DTE Energy has obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, DTE Energy selectively corroborates the fair value of securities by comparison of market-based price sources.
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2017 and 2016 for DTE Energy.
Other Postretirement Benefits
The Registrants participate in defined benefit plans sponsored by the LLC that provide certain other postretirement health care and life insurance benefits for employees who are eligible for these benefits. The Registrants' policy is to fund certain trusts to meet its other postretirement benefit obligations. Separate qualified VEBA and other benefit trusts exist. DTE Energy did not make any contributions to these trusts during 2017 and does not anticipate making any contributions to the trusts in 2018.
DTE Energy and DTE Electric offer a defined contribution VEBA for eligible represented and non-represented employees, in lieu of defined benefit post-employment health care benefits. The Registrants allocate a fixed amount per year to an account in a defined contribution VEBA for each employee. These accounts are managed either by the Registrant (for non-represented and certain represented groups) or by the Utility Workers of America for Local 223 employees. DTE Energy contributions to the VEBA for these accounts were $8 million in 2017, $6 million in 2016, and $5 million in 2015, including DTE Electric contributions of $3 million in 2017, 2016, and 2015.
The Registrants also contribute a fixed amount to a Retiree Reimbursement Account, for certain current and future non-represented and represented retirees, spouses, and surviving spouses when the youngest of the retiree's covered household becomes eligible for Medicare Part A based on age. The amount of the annual allocation to each participant is determined by the employee's retirement date, and increases each year for each eligible participant at the lower of the rate of medical inflation or 2%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Net other postretirement credit for DTE Energy includes the following components:

	2017	2016	2015
	(In millions)
Service cost	$27	$27	$34
Interest cost	73	80	81
Expected return on plan assets	(130)	(129)	(131)
Amortization of:
Net actuarial loss	13	30	43
Prior service credit	(14)	(118)	(126)
Other	—	(1)	—
Net other postretirement credit	$(31)	$(111)	$(99)

	2017	2016
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets and Other comprehensive income (loss)
Net actuarial gain	$(21)	$(68)
Amortization of net actuarial loss	(13)	(30)
Prior service credit	(1)	—
Amortization of prior service credit	14	119
Total recognized in Regulatory assets and Other comprehensive income (loss)	$(21)	$21
Total recognized in net periodic benefit cost, Regulatory assets, and Other comprehensive income (loss)	$(52)	$(90)
Estimated amounts to be amortized from Regulatory assets and Accumulated other comprehensive income (loss) into net periodic benefit cost during next fiscal year
Net actuarial loss	$11	$16
Prior service credit	$(1)	$(14)
Net other postretirement credit for DTE Electric includes the following components:

	2017	2016	2015
	(In millions)
Service cost	$20	$20	$25
Interest cost	56	61	62
Expected return on plan assets	(90)	(90)	(90)
Amortization of:
Net actuarial loss	8	21	31
Prior service credit	(10)	(89)	(95)
Net other postretirement credit	$(16)	$(77)	$(67)

	2017	2016
	(In millions)
Other changes in plan assets and accumulated postretirement benefit obligation recognized in Regulatory assets
Net actuarial (gain) loss	$2	$(59)
Amortization of net actuarial loss	(8)	(21)
Amortization of prior service credit	10	89
Total recognized in Regulatory assets	$4	$9
Total recognized in net periodic benefit cost and Regulatory assets	$(12)	$(68)
Estimated amounts to be amortized from Regulatory assets into net periodic benefit cost during next fiscal year
Net actuarial loss	$8	$10
Prior service credit	$—	$(10)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the obligations, assets, and funded status of the plans including amounts recorded as Accrued postretirement liability in the Registrants' Consolidated Statements of Financial Position at December 31:

	DTE Energy		DTE Electric
	2017	2016	2017	2016
	(In millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$1,795	$1,846	$1,373	$1,414
Service cost	27	27	20	20
Interest cost	73	80	56	61
Actuarial (gain) loss	101	(75)	84	(62)
Benefits paid	(86)	(83)	(63)	(60)
Accumulated postretirement benefit obligation, end of year	$1,910	$1,795	$1,470	$1,373
Change in plan assets
Plan assets at fair value, beginning of year	$1,758	$1,617	$1,218	$1,131
Actual return on plan assets	252	122	172	87
Company contributions	—	20	—	—
Benefits paid	(162)	(1)	(118)	—
Plan assets at fair value, end of year	$1,848	$1,758	$1,272	$1,218
Funded status	$(62)	$(37)	$(198)	$(155)
Amount recorded as:
Noncurrent assets	$—	$—	$113	$114
Current liabilities	(1)	(1)	—	—
Noncurrent liabilities	(61)	(36)	(311)	(269)
	$(62)	$(37)	$(198)	$(155)
Amounts recognized in Accumulated other comprehensive income (loss), pre-tax
Net actuarial (gain) loss	$(1)	$12	$—	$—
	$(1)	$12	$—	$—
Amounts recognized in Regulatory assets(a)
Net actuarial loss	$279	$300	$211	$217
Prior service credit	(1)	(14)	—	(10)
	$278	$286	$211	$207
______________________________________

(a)	See Note 9 to the Consolidated Financial Statements, "Regulatory Matters."
At December 31, 2017, the benefits expected to be paid, including prescription drug benefits, in each of the next five years and in the aggregate for the five fiscal years thereafter for the Registrants are as follows:

	DTE Energy	DTE Electric
	(In millions)
2018	$94	$73
2019	99	77
2020	103	80
2021	105	82
2022	108	84
2023-2027	567	437
Total	$1,076	$833

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Assumptions used in determining the accumulated postretirement benefit obligation and net other postretirement benefit costs of the Registrants are:

	2017	2016	2015
Accumulated postretirement benefit obligation
Discount rate	3.70%	4.25%	4.50%
Health care trend rate pre- and post- 65	6.75 / 7.25%	6.50 / 6.75%	6.25 / 6.75%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2030	2028	2027
Other postretirement benefit costs
Discount rate	4.25%	4.50%	4.10%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%
Health care trend rate pre- and post- 65	6.50 / 6.75%	6.25 / 6.75%	7.50 / 6.50%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year in which ultimate reached pre- and post- 65	2028	2027	2025 / 2024
A one percentage point increase in health care cost trend rates would have increased the total service cost and interest cost components of benefit costs for DTE Energy by $5 million, including $4 million for DTE Electric, in 2017 and would have increased the accumulated benefit obligation for DTE Energy by $97 million, including $72 million for DTE Electric, at December 31, 2017. A one percentage point decrease in the health care cost trend rates would have decreased the total service and interest cost components of benefit costs for DTE Energy by $4 million, including $3 million for DTE Electric, in 2017 and would have decreased the accumulated benefit obligation for DTE Energy by $84 million, including $63 million for DTE Electric, at December 31, 2017.
The process used in determining the long-term rate of return for assets and the investment approach for the other postretirement benefit plans is similar to those previously described for the pension plans.
Target allocations for the Registrants' other postretirement benefit plan assets as of December 31, 2017 are listed below:

U.S. Large Cap Equity Securities	16%
U.S. Small Cap and Mid Cap Equity Securities	4
Non-U.S. Equity Securities	20
Fixed Income Securities	26
Hedge Funds and Similar Investments	20
Private Equity and Other	14
100%

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following tables provide the fair value measurement amounts for the Registrants' other postretirement benefit plan assets at December 31, 2017 and 2016(a):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Other(b)	Total	Level 1	Level 2	Other(b)	Total
DTE Energy asset category:	(In millions)
Short-term Investments(c)	$13	$2	$—	$15	$39	$1	$—	$40
Equity Securities
U.S. Large Cap(d)	284	—	—	284	284	—	—	284
U.S. Small Cap and Mid Cap(e)	131	—	—	131	156	—	—	156
Non-U.S.(f)	288	1	77	366	262	1	61	324
Fixed Income Securities(g)	29	324	130	483	15	299	125	439
Hedge Funds and Similar Investments(h)	116	—	219	335	114	—	224	338
Private Equity and Other(i)	—	—	234	234	—	—	177	177
Securities Lending(j)	(39)	(1)	—	(40)	(28)	(3)	—	(31)
Securities Lending Collateral(j)	39	1	—	40	28	3	—	31
DTE Energy Total	$861	$327	$660	$1,848	$870	$301	$587	$1,758

DTE Electric asset category:
Short-term Investments(c)	$9	$1	$—	$10	$28	$1	$—	$29
Equity Securities
U.S. Large Cap(d)	195	—	—	195	195	—	—	195
U.S. Small Cap and Mid Cap(e)	91	—	—	91	109	—	—	109
Non-U.S.(f)	200	1	52	253	182	1	41	224
Fixed Income Securities(g)	20	218	92	330	10	203	90	303
Hedge Funds and Similar Investments(h)	80	—	150	230	80	—	154	234
Private Equity and Other(i)	—	—	163	163	—	—	124	124
Securities Lending(j)	(27)	(1)	—	(28)	(20)	(1)	—	(21)
Securities Lending Collateral(j)	27	1	—	28	20	1	—	21
DTE Electric Total	$595	$220	$457	$1,272	$604	$205	$409	$1,218
_______________________________________

(a)	For a description of levels within the fair value hierarchy see Note 12 to the Consolidated Financial Statements, "Fair Value."

(b)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(c)
This category predominantly represents certain short-term fixed income securities and money market investments that are managed in separate accounts or commingled funds. Pricing for investments in this category are obtained from quoted prices in actively traded markets or valuations from brokers or pricing services.

(d)	This category represents portfolios of large capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(e)	This category represents portfolios of small and medium capitalization domestic equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained.

(f)
This category primarily consists of portfolios of non-U.S. developed and emerging market equities. Investments in this category are exchange-traded securities whereby unadjusted quote prices can be obtained. Exchange-traded securities held in a commingled fund are classified as NAV assets.

(g)
This category includes corporate bonds from diversified industries, U.S. Treasuries, bank loans, and mortgage backed securities. Pricing for investments in this category is obtained from quoted prices in actively traded markets and quotations from broker or pricing services. Non-exchange traded securities and exchange-traded securities held in commingled funds are classified as NAV assets.

(h)
This category utilizes a diversified group of strategies that attempt to capture financial market inefficiencies and includes publicly traded mutual funds, commingled funds and limited partnership funds. Pricing for mutual funds in this category is obtained from quoted prices in actively traded markets. Commingled funds and limited partnership funds are classified as NAV assets.

(i)
This category includes a diversified group of funds and strategies that primarily invests in private equity partnerships. This category also includes investments in timber and private mezzanine debt. All investments in this category are classified as NAV assets.

(j)
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The DTE Energy Company Master VEBA Trust holds debt and equity securities directly and indirectly through commingled funds and institutional mutual funds. Exchange-traded debt and equity securities held directly are valued using quoted market prices in actively traded markets. The commingled funds and institutional mutual funds hold exchange-traded equity or debt securities and are valued based on NAVs. Non-exchange traded fixed income securities are valued by the trustee based upon quotations available from brokers or pricing services. A primary price source is identified by asset type, class, or issue for each security. The trustee monitors prices supplied by pricing services and may use a supplemental price source or change the primary price source of a given security if the trustee challenges an assigned price and determines that another price source is considered preferable. The Registrants have obtained an understanding of how these prices are derived, including the nature and observability of the inputs used in deriving such prices. Additionally, the Registrants selectively corroborate the fair values of securities by comparison of market-based price sources.
There were no significant transfers between Level 2 and Level 1 in the years ended December 31, 2017 and 2016 for either of the Registrants.
Defined Contribution Plans
The Registrants also sponsor defined contribution retirement savings plans. Participation in one of these plans is available to substantially all represented and non-represented employees. For substantially all employees, the Registrants match employee contributions up to certain predefined limits based upon eligible compensation and the employee’s contribution rate. Additionally, for eligible represented and non-represented employees who do not participate in the Pension Plans, the Registrants annually contribute an amount equivalent to 4% (8% for certain DTE Gas represented employees) of an employee's eligible pay to the employee's defined contribution retirement savings plan. For DTE Energy, the cost of these plans was $57 million, $51 million, and $49 million for the years ended December 31, 2017, 2016, and 2015, respectively. For DTE Electric, the cost of these plans was $27 million for the year ended December 31, 2017, and $23 million for the years ended December 31, 2016 and 2015.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the components of stock-based compensation for DTE Energy:

	2017	2016	2015
	(In millions)
Stock-based compensation expense	$58	$61	$34
Tax benefit	$23	$24	$13
Stock-based compensation cost capitalized in Property, plant, and equipment	$9	$10	$5
Stock Options
Options are exercisable according to the terms of the individual stock option award agreements and expire ten years after the date of the grant. The option exercise price equals the fair value of the stock on the date that the option was granted. Stock options vest ratably over a three-year period.
The following table summarizes DTE Energy's stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In millions)
Options outstanding and exercisable at December 31, 2016	171,517	$41.59
Exercised	(65,523)	$39.37
Options outstanding and exercisable at December 31, 2017	105,994	$42.95	$7
As of December 31, 2017, the weighted average remaining contractual life for the exercisable shares is 2.05 years. As of December 31, 2017, all options were vested. No options vested during 2017.
There were no options granted during 2017, 2016, or 2015. The intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was $4 million. The intrinsic value of options for the year ended December 31, 2015 was $7 million. No option expense was recognized for 2017, 2016, or 2015.
The number, weighted average exercise price, and weighted average remaining contractual life of DTE Energy options outstanding as of December 31, 2017 were as follows:

Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$27.00	—	$38.00	6,194	$27.70	1.16
$38.01	—	$42.00	2,300	$41.79	0.15
$42.01	—	$45.00	97,500	$43.95	2.15
			105,994	$42.95	2.05
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Stock award activity for DTE Energy for the years ended December 31 was:

	2017	2016	2015
Fair value of awards vested (in millions)	$10	$9	$9
Restricted common shares awarded	136,825	145,240	144,300
Weighted average market price of shares awarded	$99.53	$87.28	$83.43
Compensation cost charged against income (in millions)	$11	$11	$10
The following table summarizes DTE Energy’s restricted stock awards activity for the year ended December 31, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	385,285	$80.10
Grants	136,825	$99.53
Forfeitures	(11,745)	$90.24
Vested and issued	(144,601)	$72.08
Balance at December 31, 2017	365,764	$90.26
Performance Share Awards
Performance shares awarded under the plan are for a specified number of shares of DTE Energy common stock that entitle the holder to receive a cash payment, shares of DTE Energy common stock, or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. Awards granted in 2017, 2016, and 2015 were primarily deemed to be equity awards. The DTE Energy stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. DTE Energy accounts for performance share awards by accruing compensation expense over the vesting period based on: (i) the number of shares expected to be paid which is based on the probable achievement of performance objectives; and (ii) the closing stock price market value. The settlement of the award is based on the closing price at the settlement date.
DTE Energy recorded compensation expense for performance share awards as follows:

	2017	2016	2015
	(In millions)
Compensation expense	$47	$50	$24
Cash settlements(a)	$15	$7	$13
Stock settlements(a)	$66	$38	$71
_______________________________________

(a)	Sum of cash and stock settlements approximates the intrinsic value of the awards.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following table summarizes DTE Energy’s performance share activity for the period ended December 31, 2017:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	1,392,512	$79.97
Grants	494,688	$98.47
Forfeitures	(49,547)	$87.12
Payouts	(513,252)	$70.60
Balance at December 31, 2017	1,324,401	$90.31
Unrecognized Compensation Costs
As of December 31, 2017, DTE Energy's total unrecognized compensation cost related to non-vested stock incentive plan arrangements and the weighted average recognition period was as follows:

	Unrecognized Compensation Cost	Weighted Average to be Recognized
	(In millions)	(In years)
Stock awards	$13	1.12
Performance shares	51	1.11
	$64	1.11
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation. DTE Electric's allocation for 2017, 2016, and 2015 for stock-based compensation expense was approximately $34 million, $38 million, and $21 million, respectively.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Electric	$48	$43	$36
Gas	8	9	3
Gas Storage and Pipelines	42	9	8
Power and Industrial Projects	569	602	785
Energy Trading	35	39	32
Corporate and Other	2	2	4
	$704	$704	$868
Financial data of DTE Energy's business segments follows:

	Electric	Gas	Gas Storage and Pipelines	Power and Industrial Projects	Energy Trading	Corporate and Other	Reclassifications and Eliminations	Total
	(In millions)
2017
Operating Revenues — Utility operations	$5,102	1,388	—	—	—	—	(56)	$6,434
Operating Revenues — Non-utility operations	$—	—	453	2,089	4,277	2	(648)	$6,173
Depreciation and amortization	$753	123	76	72	5	1	—	$1,030
Interest expense	$274	65	77	29	5	192	(106)	$536
Interest income	$—	(7)	(14)	(7)	(2)	(88)	106	$(12)
Equity in earnings of equity method investees	$1	2	90	9	—	—	—	$102
Income Tax Expense (Benefit)(a)	$321	78	(30)	(195)	49	(48)	—	$175
Net Income (Loss) Attributable to DTE Energy Company	$606	146	275	138	72	(103)	—	$1,134
Investment in equity method investees	$7	11	879	150	—	26	—	$1,073
Capital expenditures and acquisitions	$1,574	463	137	56	7	13	—	$2,250
Goodwill	$1,208	743	299	26	17	—	—	$2,293
Total Assets	$21,163	5,072	2,594	593	725	5,324	(1,704)	$33,767
_____________________________________

(a)
Includes Income Tax Expense (Benefit) of $(5) million, $(115) million, $(21) million, $2 million, and $34 million for Electric — non-utility, Gas Storage and Pipelines, Power and Industrial Projects, Energy Trading, and Corporate and Other, respectively, related to the enactment of the TCJA.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

The following is a summary of DTE Electric's transactions with affiliated companies:

	2017	2016	2015
	(In millions)
Revenues
Energy sales	$9	$10	$2
Other services	$(4)	$(1)	$6
Shared capital assets	$39	$33	$33
Costs
Fuel and purchased power	$6	$10	$9
Other services and interest	$(2)	$(1)	$2
Corporate expenses, net	$370	$370	$334
Other
Dividends declared	$432	$420	$395
Dividends paid	$432	$420	$395
Capital contribution from DTE Energy	$100	$120	$300
DTE Electric's Accounts receivable and Accounts payable related to Affiliates are payable upon demand and are generally settled in cash within a monthly business cycle. Notes receivable and Short-term borrowings related to Affiliates are subject to a credit agreement with DTE Energy whereby short-term excess cash or cash shortfalls are remitted to or funded by DTE Energy. This credit arrangement involves the charge and payment of interest at market-based rates. Refer to DTE Electric's Consolidated Statements of Financial Position for affiliate balances at December 31, 2017 and 2016.
DTE Electric's charitable contributions to the DTE Energy Foundation was $7 million for the the year ended December 31, 2017. There were no contributions by DTE Electric to the DTE Energy Foundation for the years ended December 31, 2016 and 2015. The DTE Energy Foundation is a non-consolidated not-for-profit private foundation, the purpose of which is to contribute and assist charitable organizations.
See the following notes for other related party transactions impacting DTE Electric’s Consolidated Financial Statements:

Note	Title
20	Retirement Benefits and Trusteed Assets
21	Stock-Based Compensation

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements — (Continued)

NOTE 24 — SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
DTE Energy
Quarterly earnings per share may not equal full year totals, since quarterly computations are based on weighted average common shares outstanding during each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions, except per share amounts)
2017
Operating Revenues	$3,236	$2,855	$3,245	$3,271	$12,607
Operating Income	$569	$303	$418	$356	$1,646
Net Income Attributable to DTE Energy Company(a)	$400	$177	$270	$287	$1,134
Basic Earnings per Share	$2.23	$0.99	$1.51	$1.60	$6.32
Diluted Earnings per Share	$2.23	$0.99	$1.51	$1.60	$6.32
2016
Operating Revenues	$2,566	$2,262	$2,928	$2,874	$10,630
Operating Income	$381	$256	$507	$301	$1,445
Net Income Attributable to DTE Energy Company	$247	$152	$338	$131	$868
Basic Earnings per Share	$1.38	$0.84	$1.88	$0.73	$4.84
Diluted Earnings per Share	$1.37	$0.84	$1.88	$0.73	$4.83
_____________________________________

(a)	Includes a net Income Tax Benefit of $(105) million related to the enactment of the TCJA in the fourth quarter.
DTE Electric

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(In millions)
2017
Operating Revenues	$1,175	$1,218	$1,434	$1,275	$5,102
Operating Income	$217	$272	$395	$281	$1,165
Net Income	$106	$138	$219	$138	$601
2016
Operating Revenues	$1,153	$1,215	$1,608	$1,249	$5,225
Operating Income	$245	$265	$501	$193	$1,204
Net Income	$127	$135	$285	$75	$622

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

Item 14. Principal Accountant Fees and Services
DTE Energy
Information required of DTE Energy by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from DTE Energy’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held May 3, 2018. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DTE Energy's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

DTE Electric
For the years ended December 31, 2017 and 2016, professional services were performed by PricewaterhouseCoopers LLP (PwC). The following table presents fees for professional services rendered by PwC for the audit of DTE Electric’s annual financial statements for the years ended December 31, 2017 and 2016, respectively, and fees billed for other services rendered by PwC during those periods.

	2017	2016
Audit fees(a)	$1,428,500	$1,330,268
Audit-related fees(b)	12,000	12,000
Total	$1,440,500	$1,342,268
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

Part IV
Item 15. Exhibits and Financial Statement Schedules

A.	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements. See “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial statement schedule. See “Item 8 — Financial Statements and Supplementary Data.”

(3)	Exhibits.

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

12.81	Computation of Ratio of Earnings to Fixed Charges	X

12.82	Computation of Ratio of Earnings to Fixed Charges		X

21.13	Subsidiaries of DTE Energy	X

23.34	Consent of PricewaterhouseCoopers LLP	X

23.35	Consent of PricewaterhouseCoopers LLP		X

31.141	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report	X

31.142	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report	X

31.143	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report		X

31.144	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.141	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report	X

32.142	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report	X

32.143	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report		X

32.144	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report		X

(iii) Exhibits incorporated by reference:

Certain exhibits listed below refer to "The Detroit Edison Company" and "Michigan Consolidated Gas Company" and were effective prior to the change to DTE Electric Company and DTE Gas Company, respectively, effective January 1, 2013.

3(a)	Amended Bylaws of DTE Energy Company, as amended through September 17, 2015 (Exhibit 3.1 to DTE Energy’s Form 8-K dated September 17, 2015).	X

3(b)	Amended and Restated Articles of Incorporation of DTE Energy Company, dated December 13, 1995 and as amended from time to time (Exhibit 3-1 to DTE Energy’s Form 8-K dated May 6, 2010).	X

Exhibit Number	Description	DTE Energy	DTE Electric

3(c)	Articles of Incorporation of DTE Electric Company, as amended effective January 1, 2013. (Exhibit 3-1 to DTE Electric's Form 8-K filed January 2, 2013).		X

3(d)	Bylaws of The Detroit Edison Company, as amended through September 22, 1999. (Exhibit 3-14 to DTE Electric's Form 10-Q for the quarter ended September 30, 1999).		X

4(a)
Amended and Restated Indenture, dated as of April 9, 2001, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4.1 to Registration Statement on Form S-3 (File No. 333-58834)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below:
X

Supplemental Indenture, dated as of April 1, 2003, between DTE Energy Company and The Bank of New York, as trustee (Exhibit 4(o) to DTE Energy’s Form 10-Q for the quarter ended March 31, 2003). (2003 Series A 6 3/8% Senior Notes due 2033)
X

Supplemental Indenture, dated as of September 1, 2012, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-275 to DTE Energy’s Form 8-K dated October 1, 2012). (2012 Series C 5.25% Junior Subordinated Debentures due 2062)
X

Supplemental Indenture, dated as of December 1, 2013, between DTE Energy and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-282 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 Series F Senior Notes due 2023)
X

Supplemental Indenture, dated as of May 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-284 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014). (2014 Series C due 2024)
X

Supplemental Indenture, dated as of November 1, 2014, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-287 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 Series G due 2019)
X

Supplemental Indenture, dated as of May 15, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated May 27, 2016). (2016 Series B)
X

Supplemental Indenture, dated as of June 1, 2016, between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-294 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2016). (2015 Series BR)
X

Supplemental Indenture, dated as of September 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated October 5, 2016). (2016 Series C)
X

Supplemental Indenture, dated as of October 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.2 to DTE Energy’s Form 8-K dated October 5, 2016). (2016 Series D and E)
X

Supplemental Indenture, dated as of December 1, 2016, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy’s Form 8-K dated December 7, 2016). (2016 Series F)
X

Supplemental Indenture, dated as of March 1, 2017 to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-298 to DTE Energy's Form 10-Q for the quarter ended March 31, 2017). (2017 Series A)
X

Exhibit Number	Description	DTE Energy	DTE Electric

Supplemental Indenture, dated as of November 1, 2017, to the Amended and Restated Indenture, dated as of April 9, 2001, by and between DTE Energy Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4.1 to DTE Energy's Form 8-K dated November 17, 2017). (2017 Series E)
X

4(b)
Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-1 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-1630)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below: (P)
		X	X

Supplemental Indenture, dated as of December 1, 1940, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-14 to Detroit Edison's Registration Statement on Form A-2 (File No. 2-4609)). (amendment) (P)
		X	X

Supplemental Indenture, dated as of September 1, 1947, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-20 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-7136)). (amendment) (P)
		X	X

Supplemental Indenture, dated as of March 1, 1950, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-22 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-8290)). (amendment) (P)
		X	X

Supplemental Indenture, dated as of November 15, 1951, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit B-23 to Detroit Edison's Registration Statement on Form S-1 (File No. 2-9226)). (amendment) (P)
		X	X

Supplemental Indenture, dated as of August 15, 1957, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 3-B-30 to Detroit Edison's Form 8-K dated September 11, 1957). (amendment) (P)
		X	X

Supplemental Indenture, dated as of December 1, 1966, to the Mortgage and Deed of Trust, dated as of October 1, 1924, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 2-B-32 to Detroit Edison's Registration Statement on Form S-9 (File No. 2-25664)). (amendment) (P)
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

Supplemental Indenture, dated as of August 1, 2017, to the Mortgage and Deed of Trust dated as of October 1, 1924, between DTE Electric Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee. (Exhibit 10-107 to DTE Electric's Form 10-Q for the quarter ended September 30, 2017). (2017 Series B)
		X	X

4(c)
Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-152 to Detroit Edison's Registration Statement (File No. 33-50325)) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below: (P)
		X	X

Tenth Supplemental Indenture, dated as of October 23, 2002, to the Collateral Trust Indenture, dated as of June 30, 1993, between The Detroit Edison Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee (Exhibit 4-231 to Detroit Edison's Form 10-Q for the quarter ended September 30, 2002). (6.35% Senior Notes due 2032)
		X	X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

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
X

4(e)
Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 (Exhibit 7-D to Michigan Consolidated Gas Company Registration Statement No. 2-5252) and indentures supplemental thereto, dated as of dates indicated below, and filed as exhibits to the filings set forth below: (P)
X

Thirty-seventh Supplemental Indenture dated as of February 15, 2003 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-4 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended March 31, 2003). (5.70% collateral bonds due 2033)
X

Thirty-eighth Supplemental Indenture dated as of October 1, 2004 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-5 to Michigan Consolidated Gas Company Form 10-Q for the quarter ended September 31, 2004). (2004 Series E collateral bonds)
X

Thirty-ninth Supplemental Indenture, dated as of April 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-240 to DTE Energy’s Form 10-Q for the quarter ended March 31, 2008). (2008 Series B and C Collateral Bonds)
X

Fortieth Supplemental Indenture, dated as of June 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-242 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2008). (2008 Series F Collateral Bonds)
X

Forty-first Supplemental Indenture, dated as of August 1, 2008 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-250 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2008). (2008 Series I Collateral Bonds)
X

Forty-third Supplemental Indenture, dated as of December 1, 2012 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between Michigan Consolidated Gas Company and Citibank, N.A., trustee (Exhibit 4-279 to DTE Energy’s Form 10-K for the year ended December 31, 2012). (2012 First Mortgage Bonds Series D)
X

Exhibit Number	Description	DTE Energy	DTE Electric

Forty-fourth Supplemental Indenture, dated as of December 1, 2013 to Indenture of Mortgage and Deed of Trust dated March 1, 1944 between DTE Gas Company and Citibank, N.A., (Exhibit 4-283 to DTE Energy’s Form 10-K for the year ended December 31, 2013). (2013 First Mortgage Bonds Series C, D, and E)
X

Forty-fifth Supplemental Indenture, dated as of December 1, 2014 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-288 to DTE Energy’s Form 10-K for the year ended December 31, 2014). (2014 First Mortgage Bonds Series F)
X

Forty-sixth Supplemental Indenture, dated as of August 1, 2015 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-292 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2015). (2015 First Mortgage Bonds Series C and D)
X

Forty-seventh Supplemental Indenture, dated as of December 1, 2016 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 4-297 to DTE Energy’s Form 10-K for the year ended December 31, 2016). (2016 First Mortgage Bonds Series G)
X

Forty-eight Supplemental Indenture, dated as of September 1, 2017 to Indenture of Mortgage and Deed of Trust dated as of March 1, 1944 between DTE Gas Company and Citibank, N.A. (Exhibit 10-108 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2017). (2017 First Mortgage Bonds Series C and D)
X

10(a)
Form of Indemnification Agreement between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, David E. Meador, Gerardo Norcia, Peter B. Oleksiak, Bruce D. Peterson, and non-employee Directors (Exhibit 10-1 to DTE Energy’s Form 8-K dated December 6, 2007)
X

10(b)
Certain arrangements pertaining to the employment of Gerard M. Anderson with The Detroit Edison Company, dated October 6, 1993 (Exhibit 10-48 to The Detroit Edison Company's Form 10-K for the year ended December 31, 1993) (P)
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
X

10(h)	The Detroit Edison Company Supplemental Long-Term Disability Plan, dated January 27, 1997 (Exhibit 10-4 to The Detroit Edison Company’s Form 10-K for the year ended December 31, 1996)	X	X

10(i)	Description of Executive Life Insurance Plan (Exhibit 10-47 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2002)	X

10(j)	DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of August 15, 2013 (Exhibit 10-87 to DTE Energy’s Form 10-Q for the quarter ended September 30, 2013)	X

Exhibit Number	Description	DTE Energy	DTE Electric

	First Amendment to DTE Energy Affiliates Nonqualified Plans Master Trust, effective as of March 15, 2015 (Exhibit 10-94 to DTE Energy’s Form 10-Q for the quarter ended March 15, 2015)	X

10(k)	Form of Director Restricted Stock Agreement (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 23, 2005)	X

10(l)	Form of Director Restricted Stock Agreement pursuant to the DTE Energy Company Long-Term Incentive Plan (Exhibit 10.1 to DTE Energy’s Form 8-K dated June 29, 2006)	X

10(m)	DTE Energy Company Executive Supplemental Retirement Plan as Amended and Restated, effective as of January 1, 2005 (Exhibit 10.75 to DTE Energy’s Form 10-K for the year ended December 31, 2008)	X

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
X

Exhibit Number	Description	DTE Energy	DTE Electric

10(s)
Form of Third Amended and Restated DTE Energy Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Energy Company, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A. as Co-Syndication Agents (Exhibit 10.01 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

Request for Extension of Termination Date, dated as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Energy, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Barclays Bank PLC, The Bank of Nova Scotia and JPMorgan Chase Bank, N.A, as Co-Syndication Agents (Exhibit 10.104 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2017)
X

10(t)
Form of Third Amended and Restated DTE Gas Company Five-Year Credit Agreement, dated as of October 21, 2011 and amended and restated as of April 16, 2015, by and among DTE Gas Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A., and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.02 to DTE Energy Company's Form 8-K filed on April 21, 2015)
X

Request for Extension of Termination Date, dated as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and amended and restated as of April 16, 2015, by and among DTE Gas the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents (Exhibit 10.105 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2017)
X

10(u)
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

Request for Extension of Termination Date, dated as of April 16, 2017, to the Third Amended and Restated Five-Year Credit Agreement, dated as of October 21, 2011, amended and restated as of April 5, 2013, and further amended and restated as of April 16, 2015, by and among DTE Electric Company, the lenders party thereto, Barclays Bank PLC., as Administrative Agent, and Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents (Exhibit 10.106 to DTE Energy’s and DTE Electric Company's Form 10-Q for the quarter ended June 30, 2017)
		X	X

10(v)
Form of Change-in-Control Agreement, dated as of March 3, 2014, between DTE Energy Company and each of Gerard M. Anderson, Steven E. Kurmas, Trevor F. Lauer, David E. Meador, Peter B. Oleksiak, Gerardo Norcia and Bruce D. Peterson (Exhibit 10.1 to DTE Energy Company’s Form 8-K filed on March 3, 2014)
X

10(w)
Form of Change-In-Control Severance Agreement dated as of July 1, 2014, between DTE Energy Company and each of Jeffrey A. Jewell, Lisa A. Muschong, David Ruud, David Slater and Mark W. Stiers (Exhibit 10-91 to DTE Energy’s Form 10-Q for the quarter ended June 30, 2014)
X

10(x)	First Amendment to DTE Energy Company Executive Performance Plan Effective May 7, 2015, dated as of February 3, 2016 (Exhibit 10.97 to DTE Energy's Form 10-K for the year ended December 31, 2015)	X

Item 16. Form 10-K Summary
None.

DTE Energy Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2017	2016	2015
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Energy's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$41	$49	$54
Additions:
Charged to costs and expenses	80	78	93
Charged to other accounts(a)	26	18	14
Deductions(b)	(98)	(104)	(112)
Balance at End of Period	$49	$41	$49
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

DTE Electric Company
Schedule II — Valuation and Qualifying Accounts

	Year Ending December 31,
	2017	2016	2015
	(In millions)
Allowance for Doubtful Accounts (shown as deduction from Accounts receivable in DTE Electric's Consolidated Statements of Financial Position)
Balance at Beginning of Period	$25	$28	$29
Additions:
Charged to costs and expenses	55	49	51
Charged to other accounts(a)	14	8	6
Deductions(b)	(63)	(60)	(58)
Balance at End of Period	$31	$25	$28
_______________________________________

(a)	Collection of accounts previously written off.

(b)	Uncollectible accounts written off.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Energy Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ENERGY COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Energy Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ JEFFREY A. JEWELL	By:	/S/ CHARLES W. PRYOR, JR.
	Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Charles W. Pryor, Jr., Director

By:	/S/ DAVID A. BRANDON	By:	/S/ JOSUE ROBLES, JR.
	David A. Brandon, Director		Josue Robles, Jr., Director

By:	/S/ W. FRANK FOUNTAIN, JR.	By:	/S/ RUTH G. SHAW
	W. Frank Fountain, Jr., Director		Ruth G. Shaw, Director

By:	/S/ CHARLES G. MCCLURE JR.	By:	/S/ ROBERT C. SKAGGS, JR.
	Charles G. McClure Jr., Director		Robert C. Skaggs, Jr., Director

By:	/S/ GAIL J. MCGOVERN	By:	/S/ DAVID A. THOMAS
	Gail J. McGovern, Director		David A. Thomas, Director

By:	/S/ MARK A. MURRAY	By:	/S/ JAMES H. VANDENBERGHE
	Mark A. Murray, Director		James H. Vandenberghe, Director

By:	/S/ JAMES B. NICHOLSON
James B. Nicholson, Director
Date: February 16, 2018

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DTE Electric Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DTE ELECTRIC COMPANY
(Registrant)

By:	/S/ GERARD M. ANDERSON
Gerard M. Anderson Chairman of the Board and Chief Executive Officer
Date: February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DTE Electric Company and in the capacities and on the date indicated.

By:	/S/ GERARD M. ANDERSON	By:	/S/ PETER B. OLEKSIAK
	Gerard M. Anderson Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)		Peter B. Oleksiak Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ JEFFREY A. JEWELL	By:	/S/ LISA A. MUSCHONG
	Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)		Lisa A. Muschong, Director

By:	/S/ DAVID E. MEADOR	By:	/S/ BRUCE D. PETERSON
	David E. Meador, Director		Bruce D. Peterson, Director
Date: February 16, 2018
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to security holders of DTE Electric Company during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.