Form 10-Q
period 2018-03-31
DTE ENERGY CO; DTE Electric Co
filed 2018-04-25
CIK 936340, 28385

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DTE Energy	Yes ☐ No ☒	DTE Electric	Yes ☐ No ☒
Number of shares of Common Stock outstanding at March 31, 2018:

Registrant	Description	Shares
DTE Energy	Common Stock, without par value	181,483,163

DTE Electric	Common Stock, $10 par value, directly owned by DTE Energy	138,632,324
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

PSCR	A Power Supply Cost Recovery mechanism authorized by the MPSC that allows DTE Electric to recover through rates its fuel, fuel-related, and purchased power costs.

REC	Renewable Energy Credit

REF	Reduced Emissions Fuel

Registrants	DTE Energy and DTE Electric

Retail access	Michigan legislation provided customers the option of access to alternative suppliers for electricity and natural gas.

SGG
Stonewall Gas Gathering is a midstream natural gas asset located in West Virginia. DTE Energy purchased 55% of SGG in October 2016, and this asset is part of DTE Energy's Gas Storage and Pipelines segment.

SO2	Sulfur Dioxide

TCJA	Tax Cuts and Jobs Act of 2017

TCJA rate reduction reserve	Beginning January 1, 2018, as a result of the change in the corporate tax rate, DTE Electric and DTE Gas have reduced revenue and recorded an offsetting regulatory liability

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

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

FILING FORMAT

This combined Form 10-Q is separately filed by DTE Energy and DTE Electric. Information in this combined Form 10-Q relating to each individual Registrant is filed by such Registrant on its own behalf. DTE Electric makes no representation regarding information relating to any other companies affiliated with DTE Energy other than its own subsidiaries. Neither DTE Energy, nor any of DTE Energy’s other subsidiaries (other than DTE Electric), has any obligation in respect of DTE Electric's debt securities, and holders of such debt securities should not consider the financial resources or results of operations of DTE Energy nor any of DTE Energy’s other subsidiaries (other than DTE Electric and its own subsidiaries (in relevant circumstances)) in making a decision with respect to DTE Electric's debt securities. Similarly, none of DTE Electric nor any other subsidiary of DTE Energy has any obligation in respect of debt securities of DTE Energy. This combined Form 10-Q should be read in its entirety. No one section of this combined Form 10-Q deals with all aspects of the subject matter of this combined Form 10-Q. This combined Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K.

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

Part I — Financial Information
Item 1. Financial Statements

DTE Energy Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
Operating Revenues
Utility operations	$1,740	$1,718
Non-utility operations	2,013	1,518
	3,753	3,236

Operating Expenses
Fuel, purchased power, and gas — utility	553	529
Fuel, purchased power, and gas — non-utility	1,773	1,180
Operation and maintenance	534	584
Depreciation and amortization	281	249
Taxes other than income	111	109
Asset (gains) losses and impairments, net	(3)	—
	3,249	2,651
Operating Income	504	585

Other (Income) and Deductions
Interest expense	135	125
Interest income	(3)	(3)
Non-operating retirement benefits, net	9	16
Other income	(81)	(64)
Other expenses	25	7
	85	81
Income Before Income Taxes	419	504

Income Tax Expense	68	110

Net Income	351	394

Less: Net Loss Attributable to Noncontrolling Interests	(10)	(6)

Net Income Attributable to DTE Energy Company	$361	$400

Basic Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.01	$2.23

Diluted Earnings per Common Share
Net Income Attributable to DTE Energy Company	$2.00	$2.23

Weighted Average Common Shares Outstanding
Basic	180	179
Diluted	180	179
Dividends Declared per Common Share	$0.88	$0.83
See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Income	$351	$394

Other comprehensive income (loss), net of tax:
Implementation of ASU 2016-01	(5)	—
Benefit obligations, net of taxes of $1, and $2, respectively	2	4
Other comprehensive income (loss)	(3)	4

Comprehensive income	348	398
Less: Comprehensive loss attributable to noncontrolling interests	(10)	(6)
Comprehensive Income Attributable to DTE Energy Company	$358	$404

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$164	$66
Restricted cash	22	23
Accounts receivable (less allowance for doubtful accounts of $54 and $49, respectively)
Customer	1,709	1,758
Other	116	98
Inventories
Fuel and gas	237	399
Materials and supplies	360	380
Derivative assets	84	103
Regulatory assets	44	55
Other	221	199
	2,957	3,081
Investments
Nuclear decommissioning trust funds	1,481	1,492
Investments in equity method investees	1,141	1,073
Other	230	232
	2,852	2,797
Property
Property, plant, and equipment	31,656	31,424
Accumulated depreciation and amortization	(10,786)	(10,703)
	20,870	20,721
Other Assets
Goodwill	2,293	2,293
Regulatory assets	3,715	3,723
Intangible assets	867	867
Notes receivable	70	73
Derivative assets	58	51
Other	159	161
	7,162	7,168
Total Assets	$33,841	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$920	$1,171
Accrued interest	132	111
Dividends payable	160	158
Short-term borrowings	635	621
Current portion long-term debt, including capital leases	106	109
Derivative liabilities	69	99
Gas inventory equalization	85	—
Regulatory liabilities	23	18
Other	411	525
	2,541	2,812
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	11,040	11,039
Junior subordinated debentures	1,145	1,145
Capital lease obligations	—	1
	12,185	12,185
Other Liabilities
Deferred income taxes	1,936	1,888
Regulatory liabilities	3,001	2,875
Asset retirement obligations	2,361	2,320
Unamortized investment tax credit	122	122
Derivative liabilities	58	47
Accrued pension liability	737	924
Accrued postretirement liability	25	61
Nuclear decommissioning	219	220
Other	293	323
	8,752	8,780
Commitments and Contingencies (Notes 5 and 10)

Equity
Common stock, without par value, 400,000,000 shares authorized, and 181,483,163 and 179,386,967 shares issued and outstanding, respectively	4,163	3,989
Retained earnings	5,848	5,643
Accumulated other comprehensive loss	(123)	(120)
Total DTE Energy Company Equity	9,888	9,512
Noncontrolling interests	475	478
Total Equity	10,363	9,990
Total Liabilities and Equity	$33,841	$33,767

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Activities
Net Income	$351	$394
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	281	249
Nuclear fuel amortization	15	12
Allowance for equity funds used during construction	(7)	(7)
Deferred income taxes	60	100
Equity earnings of equity method investees	(21)	(26)
Dividends from equity method investees	15	18
Changes in assets and liabilities:
Accounts receivable, net	33	84
Inventories	182	135
Accounts payable	(136)	(33)
Gas inventory equalization	85	86
Accrued pension liability	(187)	(130)
Accrued postretirement liability	(36)	27
Derivative assets and liabilities	(7)	(100)
Regulatory assets and liabilities	148	128
Other current and noncurrent assets and liabilities	62	(150)
Net cash from operating activities	838	787
Investing Activities
Plant and equipment expenditures — utility	(466)	(533)
Plant and equipment expenditures — non-utility	(61)	(22)
Proceeds from sale of nuclear decommissioning trust fund assets	336	394
Investment in nuclear decommissioning trust funds	(337)	(378)
Distributions from equity method investees	4	6
Contributions to equity method investees	(64)	(112)
Other	2	3
Net cash used for investing activities	(586)	(642)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	496
Short-term borrowings, net	14	(440)
Repurchase of common stock	—	(51)
Dividends on common stock	(158)	(148)
REF contributions from noncontrolling interests	12	11
Other	(23)	(24)
Net cash used for financing activities	(155)	(156)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	97	(11)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	89	113
Cash, Cash Equivalents, and Restricted Cash at End of Period	$186	$102

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$179	$196

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Energy Company

Consolidated Statements of Changes in Equity (Unaudited)

			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	179,387	$3,989	$5,643	$(120)	$478	$9,990
Implementation of ASU 2016-01	—	—	5	(5)	—	—
Net Income (Loss)	—	—	361	—	(10)	351
Dividends declared on common stock	—	—	(160)	—	—	(160)
Contribution of common stock to pension plan	1,751	175	—	—	—	175
Benefit obligations, net of tax	—	—	—	2	—	2
Stock-based compensation, net contributions from noncontrolling interests, and other	345	(1)	(1)	—	7	5
Balance, March 31, 2018	181,483	$4,163	$5,848	$(123)	$475	$10,363

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,205	$1,175

Operating Expenses
Fuel and purchased power — utility	339	314
Operation and maintenance	320	383
Depreciation and amortization	212	181
Taxes other than income	81	80
	952	958
Operating Income	253	217

Other (Income) and Deductions
Interest expense	68	66
Other income	(27)	(19)
Other expenses	25	7
	66	54
Income Before Income Taxes	187	163

Income Tax Expense	47	57

Net Income	$140	$106

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Income	$140	$106
Other comprehensive income, net of tax:
Implementation of ASU 2016-01	3	—
Other comprehensive income	3	—
Comprehensive Income	$143	$106

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited)

	March 31,	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$16	$15
Accounts receivable (less allowance for doubtful accounts of $31 for both periods)
Customer	754	791
Affiliates	14	20
Other	39	37
Inventories
Fuel	138	190
Materials and supplies	277	275
Regulatory assets	40	50
Prepaid property tax	91	48
Other	18	20
	1,387	1,446
Investments
Nuclear decommissioning trust funds	1,481	1,492
Other	36	36
	1,517	1,528
Property
Property, plant, and equipment	23,098	22,972
Accumulated depreciation and amortization	(8,023)	(7,984)
	15,075	14,988
Other Assets
Regulatory assets	3,009	3,005
Intangible assets	31	25
Prepaid postretirement costs — affiliates	113	113
Other	123	123
	3,276	3,266
Total Assets	$21,255	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Financial Position (Unaudited) — (Continued)

	March 31,	December 31,
	2018	2017
	(In millions, except shares)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable
Affiliates	$61	$52
Other	295	416
Accrued interest	70	72
Current portion long-term debt, including capital leases	2	5
Regulatory liabilities	21	17
Short-term borrowings
Affiliates	142	116
Other	380	238
Other	133	145
	1,104	1,061
Long-Term Debt (net of current portion)
Mortgage bonds, notes, and other	6,018	6,017
Capital lease obligations	—	1
	6,018	6,018
Other Liabilities
Deferred income taxes	2,127	2,088
Regulatory liabilities	2,218	2,137
Asset retirement obligations	2,165	2,125
Unamortized investment tax credit	120	120
Nuclear decommissioning	219	220
Accrued pension liability — affiliates	633	811
Accrued postretirement liability — affiliates	287	311
Other	74	72
	7,843	7,884
Commitments and Contingencies (Notes 5 and 10)

Shareholder’s Equity
Common stock, $10 par value, 400,000,000 shares authorized, and 138,632,324 shares issued and outstanding	4,306	4,306
Retained earnings	1,984	1,956
Accumulated other comprehensive income	—	3
Total Shareholder’s Equity	6,290	6,265
Total Liabilities and Shareholder’s Equity	$21,255	$21,228

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Activities
Net Income	$140	$106
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	212	181
Nuclear fuel amortization	15	12
Allowance for equity funds used during construction	(5)	(6)
Deferred income taxes	48	57
Changes in assets and liabilities:
Accounts receivable, net	39	58
Inventories	50	44
Accounts payable	(30)	26
Accrued pension liability — affiliates	(178)	(123)
Accrued postretirement liability — affiliates	(24)	21
Regulatory assets and liabilities	97	122
Other current and noncurrent assets and liabilities	(41)	(87)
Net cash from operating activities	323	411
Investing Activities
Plant and equipment expenditures	(370)	(408)
Proceeds from sale of nuclear decommissioning trust fund assets	336	394
Investment in nuclear decommissioning trust funds	(337)	(378)
Other	—	5
Net cash used for investing activities	(371)	(387)
Financing Activities
Short-term borrowings, net — affiliate	26	88
Short-term borrowings, net — other	142	(3)
Dividends on common stock	(115)	(108)
Other	(4)	(3)
Net cash from (used for) financing activities	49	(26)
Net Increase (Decrease) in Cash and Cash Equivalents	1	(2)
Cash and Cash Equivalents at Beginning of Period	15	13
Cash and Cash Equivalents at End of Period	$16	$11

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable	$109	$134

See Combined Notes to Consolidated Financial Statements (Unaudited)

DTE Electric Company

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total
	(Dollars in millions, shares in thousands)
Balance, December 31, 2017	138,632	$1,386	$2,920	$1,956	$3	$6,265
Implementation of ASU 2016-01	—	—	—	3	(3)	—
Net Income	—	—	—	140	—	140
Dividends declared on common stock	—	—	—	(115)	—	(115)
Balance, March 31, 2018	138,632	$1,386	$2,920	$1,984	$—	$6,290

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

Note 1	Organization and Basis of Presentation	DTE Energy and DTE Electric
Note 2	Significant Accounting Policies	DTE Energy and DTE Electric
Note 3	New Accounting Pronouncements	DTE Energy and DTE Electric
Note 4	Revenue	DTE Energy and DTE Electric
Note 5	Regulatory Matters	DTE Energy and DTE Electric
Note 6	Earnings per Share	DTE Energy
Note 7	Fair Value	DTE Energy and DTE Electric
Note 8	Financial and Other Derivative Instruments	DTE Energy and DTE Electric
Note 9	Short-Term Credit Arrangements and Borrowings	DTE Energy and DTE Electric
Note 10	Commitments and Contingencies	DTE Energy and DTE Electric
Note 11	Retirement Benefits and Trusteed Assets	DTE Energy and DTE Electric
Note 12	Segment and Related Information	DTE Energy

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
Corporate Structure
DTE Energy owns the following businesses:

•	DTE Electric is a public utility engaged in the generation, purchase, distribution, and sale of electricity to approximately 2.2 million customers in southeastern Michigan;

•
DTE Gas is a public utility engaged in the purchase, storage, transportation, distribution, and sale of natural gas to approximately 1.3 million customers throughout Michigan and the sale of storage and transportation capacity; and

•	Other businesses involved in 1) services related to the gathering, transportation, and storage of natural gas; 2) power and industrial projects; and 3) energy marketing and trading operations.
DTE Electric and DTE Gas are regulated by the MPSC. Certain activities of DTE Electric and DTE Gas, as well as various other aspects of businesses under DTE Energy, are regulated by the FERC. In addition, the Registrants are regulated by other federal and state regulatory agencies including the NRC, the EPA, the MDEQ, and for DTE Energy, the CFTC.
Basis of Presentation
The Consolidated Financial Statements should be read in conjunction with the Combined Notes to Consolidated Financial Statements included in the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K.
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
The Consolidated Financial Statements are unaudited but, in the Registrants' opinions include all adjustments necessary to present a fair statement of the results for the interim periods. All adjustments are of a normal recurring nature, except as otherwise disclosed in these Consolidated Financial Statements and Combined Notes to Consolidated Financial Statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year ending December 31, 2018.

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
Certain prior year balances for DTE Energy were reclassified to match the current year's Consolidated Financial Statements presentation. Due to the implementation of ASU 2017-07, amounts previously included in Operation and maintenance were reclassified to Non-operating retirement benefits, net on the Consolidated Statements of Operations. See Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
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
The Registrants have variable interests in NEXUS, which include DTE Energy's 50% ownership interest and DTE Electric's transportation services contract. NEXUS is a joint venture which is in the process of constructing a 255-mile pipeline to transport Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. The Registrants are not the primary beneficiaries, as the power to direct significant activities is shared between the owners of the equity interests. DTE Energy accounts for its ownership interest in NEXUS under the equity method.
The Registrants hold ownership interests in certain limited partnerships. The limited partnerships include investment funds which support regional development and economic growth, as well as an operational business providing energy-related products. These entities are generally VIEs as a result of certain characteristics of the limited partnership voting rights. The ownership interests are accounted for under the equity method as the Registrants are not the primary beneficiaries.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Energy has variable interests in VIEs through certain of its long-term purchase and sale contracts. DTE Electric has variable interests in VIEs through certain of its long-term purchase contracts. As of March 31, 2018, the carrying amount of assets and liabilities in DTE Energy's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase and sale contracts are predominantly related to working capital accounts and generally represent the amounts owed by or to DTE Energy for the deliveries associated with the current billing cycle under the contracts. As of March 31, 2018, the carrying amount of assets and liabilities in DTE Electric's Consolidated Statements of Financial Position that relate to its variable interests under long-term purchase contracts are predominantly related to working capital accounts and generally represent the amounts owed by DTE Electric for the deliveries associated with the current billing cycle under the contracts. The Registrants have not provided any significant form of financial support associated with these long-term contracts. There is no significant potential exposure to loss as a result of DTE Energy's variable interests through these long-term purchase and sale contracts. In addition, there is no significant potential exposure to loss as a result of DTE Electric's variable interests through these long-term purchase contracts.
The maximum risk exposure for consolidated VIEs is reflected on the Registrants' Consolidated Statements of Financial Position and in Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies," related to the REF guarantees and indemnities. For non-consolidated VIEs, the maximum risk exposure of the Registrants is generally limited to their investment, notes receivable, future funding commitments, and amounts which DTE Energy has guaranteed. See Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies," for further discussion of the NEXUS guarantee arrangements.
The following table summarizes the major Consolidated Statements of Financial Position items for consolidated VIEs as of March 31, 2018 and December 31, 2017. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DTE Energy holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

	March 31, 2018			December 31, 2017
	SGG(a)	Other	Total	SGG(a)	Other	Total
	(In millions)
ASSETS
Cash and cash equivalents	$29	$12	$41	$23	$14	$37
Restricted cash	—	8	8	—	8	8
Accounts receivable	11	37	48	11	42	53
Inventories	3	66	69	3	114	117
Property, plant, and equipment, net	386	73	459	400	75	475
Goodwill	25	—	25	25	—	25
Intangible assets	568	—	568	572	—	572
Other current and long-term assets	2	—	2	4	—	4
	$1,024	$196	$1,220	$1,038	$253	$1,291

LIABILITIES
Accounts payable and accrued current liabilities	$2	$35	$37	$26	$47	$73
Current portion long-term debt, including capital leases	—	4	4	—	4	4
Mortgage bonds, notes, and other	—	—	—	—	1	1
Other current and long-term liabilities	2	15	17	1	16	17
	$4	$54	$58	$27	$68	$95
_____________________________________
(a)Amounts shown are 100% of SGG's assets and liabilities, of which DTE Energy owns 55%.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Amounts for DTE Energy's non-consolidated VIEs are as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Investments in equity method investees	$866	$811
Notes receivable	$17	$17
Future funding commitments	$551	$598

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Other Income
The following is a summary of DTE Energy's Other income:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Income from REF entities	$23	$18
Equity earnings of equity method investees	21	26
Contract services	20	4
Allowance for equity funds used during construction	7	7
Gains from equity securities	—	8
Other	10	1
	$81	$64
The following is a summary of DTE Electric's Other income:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Contract services	$20	$4
Allowance for equity funds used during construction	5	6
Gains from equity securities allocated from DTE Energy	—	8
Other	2	1
	$27	$19
Changes in Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2018 and 2017, reclassifications out of Accumulated other comprehensive income (loss) for the Registrants were not material. Changes in Accumulated other comprehensive income (loss) are presented in DTE Energy's Consolidated Statements of Changes in Equity and DTE Electric's Consolidated Statements of Changes in Shareholder's Equity. For further discussion regarding changes in Accumulated other comprehensive income (loss), see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Income Taxes
The 2018 estimated annual effective tax rates for DTE Energy and DTE Electric are 13% and 22%, respectively. These tax rates are affected by estimated annual permanent items, including AFUDC equity, production tax credits, and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period.
The interim effective tax rate of the Registrants are as follows:

	Effective Tax Rate
	Three Months Ended March 31,
	2018	2017
DTE Energy	16%	22%
DTE Electric	25%	35%
The 6% decrease in DTE Energy's effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018. The decrease in the effective tax rate was partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $21 million, which increased the effective tax rate by 5%, and the reduction of excess tax benefits on stock-based compensation of $10 million, which increased the effective tax rate by 2%. For further discussion regarding the true-up adjustments, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements."
The 10% decrease in DTE Electric's effective tax rate for the three months ended March 31, 2018 was primarily due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018, partially offset by true-up adjustments to the remeasurement of deferred taxes in 2018 of $8 million, which increased the effective tax rate by 4%.
DTE Energy's total amount of unrecognized tax benefits as of March 31, 2018 was $8 million, of which $8 million, if recognized, would favorably impact its effective tax rate. DTE Electric's total amount of unrecognized tax benefits as of March 31, 2018 was $10 million, of which $10 million, if recognized, would favorably impact its effective tax rate. The Registrants do not anticipate any material changes to the unrecognized tax benefits in the next twelve months.
DTE Electric had income tax receivables with DTE Energy of $13 million and $12 million at March 31, 2018 and December 31, 2017, respectively.
Unrecognized Compensation Costs
As of March 31, 2018, DTE Energy had $111 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. That cost is expected to be recognized over a weighted-average period of 1.75 years.
Allocated Stock-Based Compensation
DTE Electric received an allocation of costs from DTE Energy associated with stock-based compensation of $9 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following is a table that provides a reconciliation of DTE Energy's Cash and cash equivalents as well as Restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash and cash equivalents	$164	$82
Restricted cash	22	20
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$186	$102

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. The objectives of this ASU are to improve upon revenue recognition requirements by providing a single comprehensive model to determine the measurement of revenue and timing of recognition. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This ASU also required expanded qualitative and quantitative disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is to be applied retrospectively. The Registrants adopted the standard effective January 1, 2018 using the modified retrospective approach. Under the modified retrospective approach, the information for periods prior to the adoption date has not been restated and continues to be reported under the accounting standards in effect for those periods. As permitted under the standard, the Registrants have elected to apply the guidance only to those contracts that were not completed at January 1, 2018, and have elected not to restate the impacts of any contract modifications made prior to the earliest period presented.
The adoption of the ASU did not have a significant impact on the Registrants' financial position or results of operations, but required additional disclosures for revenue. See Note 4 to the Consolidated Financial Statements, "Revenue."
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update required that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Registrants adopted the standard effective January 1, 2018. The standard has been applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. As permitted by the standard, the Registrants have used benefit cost amounts disclosed for prior periods as the basis for retrospective application in the income statement. As a result of regulatory mechanisms, the impact to the Consolidated Financial Statements was not material for the first quarter of 2018.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended. The new guidance is intended to improve the recognition and measurement of financial instruments. The guidance primarily impacts accounting for equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) and financial liabilities under the fair value option. The guidance requires equity investments to be generally measured at fair value, with subsequent changes in fair value recognized in net income. The guidance requires entities to make a cumulative-effect adjustment to the Statements of Financial Position as of the beginning of the first reporting period in which the guidance is effective. The Registrants adopted the standard effective January 1, 2018. Upon adoption, DTE Energy and DTE Electric recorded a cumulative-effect adjustment to reclassify $5 million and $3 million of unrealized gains from Accumulated other comprehensive income (loss) to Retained earnings, respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118). SAB 118 directs taxpayers to consider the implications of the TCJA as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 10 to the Consolidated Financial Statements, "Income Taxes," within the combined DTE Energy and DTE Electric 2017 Annual Report on Form 10-K and in accordance with SAB 118, the Registrants recorded amounts that were considered provisional. In first quarter of 2018, DTE Energy and DTE Electric recorded true-up adjustments to the remeasurement of deferred taxes of $21 million and $8 million, respectively. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. The true-up adjustments were a result of further analysis for items subject to further consideration at December 31, 2017 under SAB 118 and primarily related to timing differences not recoverable from DTE Electric and DTE Gas customers. The Registrants will continue to analyze the amounts throughout 2018, which may result in additional changes.
Recently Issued Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. This guidance requires a lessee to account for leases as finance or operating leases, and disclose key information about leasing arrangements. Both types of leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition, depending on the lease classification. The Registrants will adopt the standard on January 1, 2019. As originally issued, the standard requires a modified retrospective approach for leases existing or entered into after the beginning of the earliest comparative period in the Consolidated Financial Statements. The Registrants are evaluating the transition practical expedients available under the guidance, such as retaining the current lease assessment and classifications for existing leases at the effective date, and not applying the new guidance to land easements that exist or expire before the effective date.
A third-party software tool is being implemented that will assist with the initial adoption and ongoing compliance of the standard. The Registrants are evaluating contracts for leases and abstracting the required data, as well as evaluating new business processes, internal controls, and accounting policies. In addition, the Registrants are monitoring utility industry implementation issues for purchase power agreements, pipeline laterals, and other industry specific arrangements. While the Registrants expect an increase in assets and liabilities, as well as additional disclosures, they are still assessing the impact of this ASU on their Consolidated Financial Statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amendments in this update also require entities to disclose their accounting policy for releasing income tax effects from accumulated other comprehensive income. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Registrants are currently assessing the impact of this standard on their Consolidated Financial Statements.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 — REVENUE
Significant Accounting Policy
Upon the adoption of Topic 606, revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. Under Topic 606, a performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. The Registrants recognize revenue when performance obligations are satisfied by transferring control over a product or service to a customer. The Registrants have determined control to be transferred when the product is delivered or the service is provided to the customer. For the three months ended March 31, 2018, recognition of revenue for the Registrants subsequent to the adoption of Topic 606 is substantially similar in amount and approach to that prior to adoption.
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
For discussion of derivative contracts, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment for DTE Energy:

Three Months Ended March 31, 2018
(In millions)
Electric(a)
Residential	$586
Commercial	429
Industrial	176
Other(b)	14
Total Electric operating revenues(c)	$1,205

Gas
Gas sales	$457
End User Transportation	85
Intermediate Transportation	18
Other(d)	(10)
Total Gas operating revenues(e)	$550

Other segment operating revenues(f)
Gas Storage and Pipelines	$119
Power and Industrial Projects	$567
Energy Trading	$1,498
_______________________________________

(a)	Revenues under the Electric segment generally represent those of DTE Electric.

(b)	Includes a reduction of $39 million in revenues related to TCJA rate reduction reserve.

(c)	Includes $5 million of other revenues which are outside the scope of Topic 606.

(d)	Includes a reduction of $32 million in revenues related to TCJA rate reduction reserve.

(e)	Includes a reduction of $3 million under Alternative Revenue Programs and $2 million of other revenues which are both outside the scope of Topic 606.

(f)
Includes revenues outside the scope of Topic 606 primarily related to $445 million of contracts accounted for as leases at the Power and Industrial Projects segment and $1.2 billion related to derivatives at the Energy Trading segment.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Nature of Goods and Services
The following is a description of principal activities, separated by reportable segments, from which DTE Energy generates revenue. For more detailed information about reportable segments, see Note 12 to the Consolidated Financial Statements, “Segment and Related Information.”
The Registrants have contracts with customers which may contain more than one performance obligation. When more than one performance obligation exists in a contract, the consideration under the contract is allocated to the performance obligations based on the relative standalone selling price. DTE Energy generally determines stand alone selling prices based on the prices charged to customers or the use of the adjusted market assessment approach. The adjusted market assessment approach involves the evaluation of the market in which DTE Energy sells goods or services and estimating the price that a customer in that market would be willing to pay.
Under Topic 606, when a customer simultaneously receives and consumes the product or service provided, revenue is considered to be recognized over time. Alternatively, if it is determined that the criteria for recognition of revenue over time is not met, the revenue is considered to be recognized at a point in time.
Electric
Electric consists principally of DTE Electric. Electric revenues are primarily comprised of the supply and delivery of electricity, and related capacity. Revenues are primarily associated with cancelable contracts, with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. The Registrants have determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined utilizing approved tariff rates and estimated meter volumes. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class are known. Revenues are typically subject to tariff rates based upon customer class and type of service, and are billed and received monthly. Tariff rates are determined by the MPSC on a per kWh or monthly basis.
Gas
Gas revenues are primarily comprised of the supply and delivery of natural gas, and other services including storage, transportation, and appliance maintenance. Revenues are primarily associated with cancelable contracts with the exception of certain long-term contracts with commercial and industrial customers. Revenues, including estimated unbilled amounts, are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Unbilled revenues are typically determined using both estimated meter volumes and estimated usage based upon the number of unbilled days and historical temperatures. Estimated unbilled amounts recognized in revenue are subject to adjustment in the following reporting period as actual volumes by customer class and service type are known. Revenues are typically subject to tariff rates or other rates subject to regulatory oversight and are billed and received monthly. Tariff rates are determined by the MPSC on a per unit or monthly basis.
Gas Storage and Pipelines
Gas Storage and Pipelines revenues generally consist of services related to the gathering, transportation, and storage of natural gas. Contracts are primarily long-term in nature. Revenues, including estimated unbilled amounts, are generally recognized over time based upon services provided or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Revenues are typically billed and received monthly. Pricing for such revenues may consist of demand rates, commodity rates, transportation rates, and other associated fees. Consideration may consist of both fixed and variable components. Generally, uncertainties in the variable consideration components are resolved and revenues are known at the time of recognition.
Power and Industrial Projects
Power and Industrial Projects revenues consist primarily of contracts accounted for as leases which are outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Revenues at Power and Industrial Projects, within the scope of Topic 606, generally consist of sales of blast furnace coke and coke oven gas, electricity, equipment maintenance services, and other energy related products and services. Revenues, including estimated unbilled amounts, for the sale of blast furnace coke are generally recognized at a point in time when the product is delivered, which represents the transfer of control to the customer. Other revenues are generally recognized over time based upon services provided or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Market based pricing structures exist in such contracts including adjustments for consumer price or other indices. Consideration may consist of both fixed and variable components. Generally, uncertainties in the variable consideration components are resolved and revenues are known at the time of recognition. Billing terms vary and are generally monthly with payment terms typically within 30 days following billing.
Energy Trading
Energy Trading revenues consist primarily of derivative contracts outside of the scope of Topic 606. For performance obligations within the scope of Topic 606, the timing of revenue recognition is dependent upon when control over the associated product or service is transferred.
Revenues, including estimated unbilled amounts, within the scope of Topic 606 arising from the sale of natural gas, electricity, power capacity, and other energy related products are generally recognized over time based upon volumes delivered or through the passage of time ratably based upon providing a stand-ready service. DTE Energy has determined that the above methods represent a faithful depiction of the transfer of control to the customer. Revenues are known at the time of recognition. Payment for the aforementioned revenues is generally due from customers in the month following delivery.
Revenues associated with RECs are recognized at a point in time when control of the RECs are transferred to the customer which is deemed to be when the subject RECs are entered for transfer to the customer in the applicable regulatory tracking system. Revenues associated with RECs under a wholesale full requirements power contract are deferred until control has been transferred. The deferred revenues represent a contract liability for which payment has been received and the amounts have been estimated using the adjusted market assessment approach. With the exception of RECs, generally all other performance obligations associated with wholesale full requirements power contracts are satisfied over time in conjunction with the delivery of power. At the time power is delivered, DTE Energy may not have control over the RECs as the RECs are not self-generated and may not yet have been procured resulting in deferred revenues.
Deferred Revenue
The following is a summary of deferred revenue activity:

DTE Energy
(In millions)
Beginning Balance, January 1, 2018	$56
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	14
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(16)
Ending Balance, March 31, 2018	$54
The deferred revenues at DTE Energy generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied.
Deferred revenues include amounts associated with REC performance obligations under certain wholesale full requirements power contracts. Deferred revenues associated with RECs are recognized as revenue when control of the RECs has transferred.
Other performance obligations associated with deferred revenues include providing products and services related to customer prepayments. Deferred revenues associated with these products and services are recognized when control has transferred to the customer.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table represents deferred revenue amounts for DTE Energy that are expected to be recognized as revenue in future periods:

DTE Energy
(In millions)
2018	$23
2019	9
2020	1
2021	5
2022	6
2023 and thereafter	10
$54
Transaction Price Allocated to the Remaining Performance Obligations
In accordance with optional exemptions available under Topic 606, the Registrants did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which revenue is recognized at the amount to which the Registrants have the right to invoice for goods provided and services performed, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
Such contracts consist of varying types of performance obligations across the segments, including the supply and delivery of energy related products and services. Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related consideration under the contract is variable at inception of the contract. Contract lengths vary from cancelable to multi-year.
The Registrants expect to recognize revenue for the following amounts related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

	DTE Energy	DTE Electric
	(In millions)
2018	$159	$6
2019	238	8
2020	168	—
2021	128	—
2022	103	—
2023 and thereafter	351	—
Total	$1,147	$14
Other Matters
DTE Energy has recognized charges of $25 million related to expense recognized for estimated uncollectible accounts receivable for the three months ended March 31, 2018. DTE Electric has recognized charges of $14 million related to expense recognized for estimated uncollectible accounts receivable for the three months ended March 31, 2018.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 — REGULATORY MATTERS
2017 Electric Rate Case Filing
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Electric implemented regulatory accounting treatment. As such, beginning January 1, 2018, pension and postretirement cost components previously included as capital overhead are being deferred. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. DTE Electric has recorded a refund liability of $25 million, representing the total estimated refund due to customers, inclusive of interest, at March 31, 2018.
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
2017 Gas Rate Case Filing
DTE Gas filed a rate case with the MPSC on November 22, 2017 requesting an increase in base rates of $85.1 million based on a projected twelve-month period ending September 30, 2019. The requested increase in base rates is primarily due to an increase in net plant. The rate filing also requests an increase in return on equity from 10.1% to 10.5% and includes projected changes in sales, operations, maintenance expenses, and working capital. To mitigate the impact to its customers resulting from ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715), DTE Gas suggested regulatory accounting treatment, consistent with the methodology approved by the MPSC in the 2017 DTE Electric Rate Case order. As such, beginning January 1, 2018, pension and postretirement cost components previously included as capital overhead are being deferred. For further discussion of ASU No. 2017-07, see Note 3 to the Consolidated Financial Statements, "New Accounting Pronouncements." A final MPSC order in this case is expected by September 2018.
2017 Tax Reform
On December 27, 2017, the MPSC issued an order to consider changes in the rates of all Michigan rate-regulated utilities to reflect the effects of the federal TCJA. On January 19, 2018, DTE Electric and DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined their recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric and DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The proposed new rates are expected to be effective July 1, 2018. DTE Electric is required to file its Credit A application by May 18, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. DTE Electric and DTE Gas have been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Electric and DTE Gas are required to file Calculation C no later than October 1, 2018, unless they file a new general rate case prior to October 1, 2018, and address Calculation C within that filing.

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
The following is a reconciliation of DTE Energy's basic and diluted income per share calculation:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
Basic Earnings per Share
Net Income Attributable to DTE Energy Company	$361	$400
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — basic	$360	$399

Average number of common shares outstanding	180	179
Basic Earnings per Common Share	$2.01	$2.23

Diluted Earnings per Share
Net Income Attributable to DTE Energy Company	$361	$400
Less: Allocation of earnings to net restricted stock awards	1	1
Net income available to common shareholders — diluted	$360	$399

Average number of common shares outstanding	180	179
Diluted Earnings per Common Share(a)	$2.00	$2.23
_______________________________________

(a)
The 2016 Equity Units excluded from the calculation of diluted EPS were approximately 6.6 million and 6.8 million for the three months ended March 31, 2018 and 2017, respectively, as the dilutive stock price threshold was not met.

NOTE 7 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Registrants make certain assumptions they believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Registrants and their counterparties is incorporated in the valuation of assets and liabilities through the use of credit reserves, the impact of which was immaterial at March 31, 2018 and December 31, 2017. The Registrants believe they use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets and liabilities for DTE Energy measured and recorded at fair value on a recurring basis:

	March 31, 2018						December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Netting(b)	Net Balance
	(In millions)
Assets
Cash equivalents(c)	$16	$—	$—	$—	$—	$16	$16	$3	$—	$—	$—	$19
Nuclear decommissioning trusts
Equity securities	933	—	—	—	—	933	978	—	—	—	—	978
Fixed income securities	14	516	—	—	—	530	18	477	—	—	—	495
Private equity securities	—	—	—	5	—	5	—	—	—	5	—	5
Cash equivalents	13	—	—	—	—	13	14	—	—	—	—	14
Other investments(d)
Equity securities	117	—	—	—	—	117	118	—	—	—	—	118
Fixed income securities	70	—	—	—	—	70	72	—	—	—	—	72
Cash equivalents	4	—	—	—	—	4	4	—	—	—	—	4
Derivative assets
Commodity contracts
Natural gas	49	92	66	—	(118)	89	148	112	97	—	(256)	101
Electricity	—	162	21	—	(135)	48	—	243	42	—	(241)	44
Other	—	—	5	—	—	5	—	—	9	—	—	9
Foreign currency exchange contracts	—	2	—	—	(2)	—	—	1	—	—	(1)	—
Total derivative assets	49	256	92	—	(255)	142	148	356	148	—	(498)	154
Total	$1,216	$772	$92	$5	$(255)	$1,830	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Derivative liabilities
Commodity contracts
Natural gas	$(58)	$(62)	$(76)	$—	$126	$(70)	$(141)	$(111)	$(126)	$—	$263	$(115)
Electricity	—	(164)	(34)	—	142	(56)	—	(245)	(30)	—	246	(29)
Other	—	—	(1)	—	—	(1)	—	—	(1)	—	1	—
Foreign currency exchange contracts	—	(2)	—	—	2	—	—	(3)	—	—	1	(2)
Total derivative liabilities	(58)	(228)	(111)	—	270	(127)	(141)	(359)	(157)	—	511	(146)
Total	$(58)	$(228)	$(111)	$—	$270	$(127)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,158	$544	$(19)	$5	$15	$1,703	$1,227	$477	$(9)	$5	$13	$1,713
Assets
Current	$65	$194	$51	$—	$(210)	$100	$157	$298	$104	$—	$(437)	$122
Noncurrent	1,151	578	41	5	(45)	1,730	1,211	538	44	5	(61)	1,737
Total Assets	$1,216	$772	$92	$5	$(255)	$1,830	$1,368	$836	$148	$5	$(498)	$1,859
Liabilities
Current	$(53)	$(183)	$(53)	$—	$220	$(69)	$(137)	$(313)	$(108)	$—	$459	$(99)
Noncurrent	(5)	(45)	(58)	—	50	(58)	(4)	(46)	(49)	—	52	(47)
Total Liabilities	$(58)	$(228)	$(111)	$—	$270	$(127)	$(141)	$(359)	$(157)	$—	$511	$(146)
Net Assets (Liabilities) at end of period	$1,158	$544	$(19)	$5	$15	$1,703	$1,227	$477	$(9)	$5	$13	$1,713
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)	Amounts represent the impact of master netting agreements that allow DTE Energy to net gain and loss positions and cash collateral held or placed with the same counterparties.

(c)
At March 31, 2018, equity securities of $16 million consisted of $8 million and $8 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively. At December 31, 2017, equity securities of $19 million consisted of $8 million and $11 million of cash equivalents included in Restricted cash and Other investments on DTE Energy's Consolidated Statements of Financial Position, respectively.

(d)	Excludes cash surrender value of life insurance investments.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents assets for DTE Electric measured and recorded at fair value on a recurring basis as of:

	March 31, 2018					December 31, 2017
	Level 1	Level 2	Level 3	Other(a)	Net Balance	Level 1	Level 2	Level 3	Other(a)	Net Balance
	(In millions)
Assets
Cash equivalents(b)	$8	$—	$—	$—	$8	$8	$3	$—	$—	$11
Nuclear decommissioning trusts
Equity securities	933	—	—	—	933	978	—	—	—	978
Fixed income securities	14	516	—	—	530	18	477	—	—	495
Private equity securities	—	—	—	5	5	—	—	—	5	5
Cash equivalents	13	—	—	—	13	14	—	—	—	14
Other investments
Equity securities	11	—	—	—	11	11	—	—	—	11
Derivative assets — FTRs	—	—	5	—	5	—	—	9	—	9
Total	$979	$516	$5	$5	$1,505	$1,029	$480	$9	$5	$1,523

Assets
Current	$8	$—	$5	$—	$13	$8	$3	$9	$—	$20
Noncurrent	971	516	—	5	1,492	1,021	477	—	5	1,503
Total Assets	$979	$516	$5	$5	$1,505	$1,029	$480	$9	$5	$1,523
_______________________________________

(a)	Amounts represent assets valued at NAV as a practical expedient for fair value.

(b)
At March 31, 2018, equity securities of $8 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position. At December 31, 2017, equity securities of $11 million consisted of cash equivalents included in Other investments on DTE Electric's Consolidated Statements of Financial Position.

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
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Energy:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Natural Gas	Electricity	Other	Total	Natural Gas	Electricity	Other	Total
	(In millions)
Net Assets (Liabilities) as of January 1	$(29)	$12	$8	$(9)	$(96)	$9	$(1)	$(88)
Transfers into Level 3 from Level 2	—	—	—	—	—	—	—	—
Transfers from Level 3 into Level 2	(3)	—	—	(3)	—	—	—	—
Total gains (losses)
Included in earnings	(70)	131	—	61	52	(9)	1	44
Recorded in Regulatory liabilities	—	—	—	—	—	—	2	2
Purchases, issuances, and settlements
Settlements	92	(156)	(4)	(68)	29	(6)	(4)	19
Net Assets (Liabilities) as of March 31	$(10)	$(13)	$4	$(19)	$(15)	$(6)	$(2)	$(23)
The amount of total gains (losses) included in Net Income attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2018 and 2017 and reflected in Operating Revenues — Non-utility operations and Fuel, purchased power, and gas — non-utility in DTE Energy's Consolidated Statements of Operations	$(58)	$(10)	$—	$(68)	$35	$(3)	$—	$32
The following table presents the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for DTE Electric:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Assets as of beginning of period	$9	$2
Change in fair value recorded in Regulatory liabilities	—	2
Purchases, issuances, and settlements
Settlements	(4)	(3)
Net Assets as of March 31	$5	$1
The amount of total gains (losses) included in Regulatory liabilities attributed to the change in unrealized gains (losses) related to assets held at March 31, 2018 and 2017 and reflected in DTE Electric's Consolidated Statements of Financial Position	$3	$—

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives are transferred between levels primarily due to changes in the source data used to construct price curves as a result of changes in market liquidity. Transfers in and transfers out are reflected as if they had occurred at the beginning of the period.
There were no transfers between Levels 1 and 2 for the Registrants during the three months ended March 31, 2018 and 2017, and there were no transfers from or into Level 3 for DTE Electric during the same periods.
The following tables present the unobservable inputs related to DTE Energy's Level 3 assets and liabilities:

	March 31, 2018
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$66	$(76)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.37)	—	$4.10	/MMBtu	$(0.08	)/MMBtu
Electricity	$21	$(34)	Discounted Cash Flow	Forward basis price (per MWh)	$(6)	—	$8	/MWh	$—

	December 31, 2017
Commodity Contracts	Derivative Assets	Derivative Liabilities	Valuation Techniques	Unobservable Input	Range				Weighted Average
	(In millions)
Natural Gas	$97	$(126)	Discounted Cash Flow	Forward basis price (per MMBtu)	$(1.10)	—	$9.75	/MMBtu	$(0.03	)/MMBtu
Electricity	$42	$(30)	Discounted Cash Flow	Forward basis price (per MWh)	$(5)	—	$15	/MWh	$2	/MWh
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments for DTE Energy:

	March 31, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Notes receivable(a), excluding capital leases	$37	$—	$—	$37	$38	$—	$—	$38
Dividends payable	$160	$160	$—	$—	$158	$158	$—	$—
Short-term borrowings	$635	$—	$635	$—	$621	$—	$621	$—
Notes payable — Other(b), excluding capital leases	$12	$—	$—	$12	$12	$—	$—	$12
Long-term debt(c)	$12,289	$1,874	$10,136	$813	$12,288	$1,939	$10,571	$764
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Energy's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Energy's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table presents the carrying amount and fair value of financial instruments for DTE Electric:

	March 31, 2018				December 31, 2017
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(In millions)
Short-term borrowings — affiliates	$142	$—	$—	$142	$116	$—	$—	$116
Short-term borrowings — other	$380	$—	$380	$—	$238	$—	$238	$—
Notes payable — Other(b), excluding capital leases	$2	$—	$—	$2	$2	$—	$—	$2
Long-term debt(c)	$6,018	$—	$6,194	$171	$6,017	$—	$6,441	$171
_______________________________________

(a)	Current portion included in Current Assets — Other on DTE Electric's Consolidated Statements of Financial Position.

(b)	Included in Current Liabilities — Other and Other Liabilities — Other on DTE Electric's Consolidated Statements of Financial Position.

(c)	Includes debt due within one year, unamortized debt discounts, and issuance costs. Excludes Capital lease obligations.
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
The following table summarizes DTE Electric's fair value of the nuclear decommissioning trust fund assets:

	March 31, 2018	December 31, 2017
	(In millions)
Fermi 2	$1,463	$1,475
Fermi 1	3	3
Low-level radioactive waste	15	14
	$1,481	$1,492
The costs of securities sold are determined on the basis of specific identification. The following table sets forth DTE Electric's gains and losses and proceeds from the sale of securities by the nuclear decommissioning trust funds:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Realized gains	$23	$23
Realized losses	$(9)	$(8)
Proceeds from sale of securities	$336	$394
Realized gains and losses from the sale of securities and unrealized gains and losses incurred by the Fermi 2 trust are recorded to the Regulatory asset and Nuclear decommissioning liability. Realized gains and losses from the sale of securities and unrealized gains and losses on the low-level radioactive waste funds are recorded to the Nuclear decommissioning liability.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth DTE Electric's fair value and unrealized gains and losses for the nuclear decommissioning trust funds:

	March 31, 2018			December 31, 2017
	Fair Value	Unrealized Gains	Unrealized Losses	Fair Value	Unrealized Gains	Unrealized Losses
	(In millions)
Equity securities	$933	$302	$(38)	$978	$320	$(32)
Fixed income securities	530	8	(7)	495	13	(3)
Private equity securities	5	—	—	5	—	—
Cash equivalents	13	—	—	14	—	—
	$1,481	$310	$(45)	$1,492	$333	$(35)
The following table summarizes the fair value of the fixed income securities held in nuclear decommissioning trust funds by contractual maturity:

March 31, 2018
(In millions)
Due within one year	$25
Due after one through five years	108
Due after five through ten years	117
Due after ten years	280
$530
Other Securities
At March 31, 2018 and December 31, 2017, the Registrants' securities were comprised primarily of money market and equity securities. Losses related to equity securities held at March 31, 2018 were $3 million and gains related to equity securities held at March 31, 2017 were $8 million for the Registrants. The gains or losses related to the Rabbi Trust assets, included in Other investments at DTE Energy, are allocated from DTE Energy to DTE Electric.

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
DTE Gas — DTE Gas purchases, stores, transports, distributes, and sells natural gas, and sells storage and transportation capacity. DTE Gas has fixed-priced contracts for portions of its expected natural gas supply requirements through March 2021. Substantially all of these contracts meet the normal purchases and normal sales exception and are therefore accounted for under the accrual method. DTE Gas may also sell forward transportation and storage capacity contracts. Forward transportation and storage contracts are generally not derivatives and are therefore accounted for under the accrual method.
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
Credit Risk — DTE Energy maintains credit policies that significantly minimize overall credit risk. These policies include an evaluation of potential customers’ and counterparties’ financial condition, including the viability of underlying productive assets, credit rating, collateral requirements, or other credit enhancements such as letters of credit or guarantees. DTE Energy generally uses standardized agreements that allow the netting of positive and negative transactions associated with a single counterparty. DTE Energy maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends, and other information. Based on DTE Energy's credit policies and its March 31, 2018 provision for credit losses, DTE Energy’s exposure to counterparty nonperformance is not expected to have a material adverse effect on DTE Energy's Consolidated Financial Statements.
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

The following table presents the fair value of derivative instruments for DTE Energy:

	March 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(In millions)
Derivatives not designated as hedging instruments
Commodity contracts
Natural gas	$207	$(196)	$357	$(378)
Electricity	183	(198)	285	(275)
Other	5	(1)	9	(1)
Foreign currency exchange contracts	2	(2)	1	(3)
Total derivatives not designated as hedging instruments	$397	$(397)	$652	$(657)

Current	$294	$(289)	$540	$(558)
Noncurrent	103	(108)	112	(99)
Total derivatives	$397	$(397)	$652	$(657)
The following table presents the fair value of derivative instruments for DTE Electric:

	March 31, 2018	December 31, 2017
	(In millions)
FTRs — Other current assets	$5	$9
Total derivatives not designated as hedging instruments	$5	$9
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
DTE Energy also provides and receives collateral in the form of letters of credit which can be offset against net Derivative assets and liabilities as well as Accounts receivable and payable. DTE Energy had issued letters of credit of $1 million and $4 million outstanding at March 31, 2018 and December 31, 2017, respectively, which could be used to offset net Derivative liabilities. Letters of credit received from third parties which could be used to offset net Derivative assets were $5 million and $4 million at March 31, 2018 and December 31, 2017, respectively. Such balances of letters of credit are excluded from the tables below and are not netted with the recognized assets and liabilities in DTE Energy's Consolidated Statements of Financial Position.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

For DTE Energy, the total cash collateral posted, net of cash collateral received, was $18 million and $28 million as of March 31, 2018 and December 31, 2017, respectively. DTE Energy had $7 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of March 31, 2018. DTE Energy had $9 million of cash collateral related to unrealized positions to net against Derivative assets while Derivative liabilities are shown net of cash collateral of $22 million as of December 31, 2017. DTE Energy recorded cash collateral paid of $15 million and cash collateral received of $12 million not related to unrealized derivative positions as of March 31, 2018. DTE Energy recorded cash collateral paid of $18 million and cash collateral received of $3 million not related to unrealized derivative positions as of December 31, 2017. These amounts are included in Accounts receivable and Accounts payable and are recorded net by counterparty.
The following table presents the netting offsets of Derivative assets and liabilities for DTE Energy:

	March 31, 2018			December 31, 2017
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Consolidated Statements of Financial Position
	(In millions)
Derivative assets
Commodity contracts
Natural gas	$207	$(118)	$89	$357	$(256)	$101
Electricity	183	(135)	48	285	(241)	44
Other	5	—	5	9	—	9
Foreign currency exchange contracts	2	(2)	—	1	(1)	—
Total derivative assets	$397	$(255)	$142	$652	$(498)	$154

Derivative liabilities
Commodity contracts
Natural gas	$(196)	$126	$(70)	$(378)	$263	$(115)
Electricity	(198)	142	(56)	(275)	246	(29)
Other	(1)	—	(1)	(1)	1	—
Foreign currency exchange contracts	(2)	2	—	(3)	1	(2)
Total derivative liabilities	$(397)	$270	$(127)	$(657)	$511	$(146)
The following table presents the netting offsets of Derivative assets and liabilities showing the reconciliation of derivative instruments to DTE Energy's Consolidated Statements of Financial Position:

	March 31, 2018				December 31, 2017
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent	Current	Noncurrent
	(In millions)
Total fair value of derivatives	$294	$103	$(289)	$(108)	$540	$112	$(558)	$(99)
Counterparty netting	(205)	(43)	205	43	(437)	(52)	437	52
Collateral adjustment	(5)	(2)	15	7	—	(9)	22	—
Total derivatives as reported	$84	$58	$(69)	$(58)	$103	$51	$(99)	$(47)

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The effect of derivatives not designated as hedging instruments on DTE Energy's Consolidated Statements of Operations is as follows:

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
		2018	2017
		(In millions)
Commodity contracts
Natural gas	Operating Revenues — Non-utility operations	$(110)	$57
Natural gas	Fuel, purchased power, and gas — non-utility	52	61
Electricity	Operating Revenues — Non-utility operations	129	(7)
Other	Operating Revenues — Non-utility operations	(1)	—
Foreign currency exchange contracts	Operating Revenues — Non-utility operations	2	—
Total		$72	$111
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
The following represents the cumulative gross volume of DTE Energy's derivative contracts outstanding as of March 31, 2018:

Commodity	Number of Units
Natural gas (MMBtu)	1,858,053,782
Electricity (MWh)	38,397,695
Foreign currency exchange (Canadian dollars)	103,281,830
Various subsidiaries of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy’s credit rating is downgraded below investment grade. Certain of these provisions (known as “hard triggers”) state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as “soft triggers”) are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $513 million.
As of March 31, 2018, DTE Energy had $290 million of derivatives in net liability positions, for which hard triggers exist. There is no collateral that has been posted against such liabilities, including cash and letters of credit. Associated derivative net asset positions for which contractual offset exists were $230 million. The net remaining amount of $60 million is derived from the $513 million noted above.

NOTE 9 — SHORT-TERM CREDIT ARRANGEMENTS AND BORROWINGS
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The agreements require DTE Energy, DTE Electric, and DTE Gas to maintain a total funded debt to capitalization ratio of no more than 0.65 to 1. In the agreements, “total funded debt” means all indebtedness of each respective company and their consolidated subsidiaries, including capital lease obligations, hedge agreements, and guarantees of third parties’ debt, but excluding contingent obligations, nonrecourse and junior subordinated debt, and certain equity-linked securities and, except for calculations at the end of the second quarter, certain DTE Gas short-term debt. “Capitalization” means the sum of (a) total funded debt plus (b) “consolidated net worth,” which is equal to consolidated total equity of each respective company and their consolidated subsidiaries (excluding pension effects under certain FASB statements), as determined in accordance with accounting principles generally accepted in the United States of America. At March 31, 2018, the total funded debt to total capitalization ratios for DTE Energy, DTE Electric, and DTE Gas were 0.53 to 1, 0.51 to 1, and 0.46 to 1, respectively, and were in compliance with this financial covenant.
The availability under the facilities in place at March 31, 2018 is shown in the following table:

	DTE Energy	DTE Electric	DTE Gas	Total
	(In millions)
Unsecured letter of credit facility, expiring in February 2019	$150	$—	$—	$150
Unsecured letter of credit facility, expiring in September 2019	70	—	—	70
Unsecured revolving credit facility, expiring April 2022	1,200	400	300	1,900
	1,420	400	300	2,120
Amounts outstanding at March 31, 2018
Commercial paper issuances	—	380	255	635
Letters of credit	221	—	—	221
	221	380	255	856
Net availability at March 31, 2018	$1,199	$20	$45	$1,264
DTE Energy has $9 million of other outstanding letters of credit which are used for various corporate purposes and are not included in the facilities described above.
In conjunction with maintaining certain exchange traded risk management positions, DTE Energy may be required to post collateral with its clearing agent. DTE Energy has a demand financing agreement for up to $100 million with its clearing agent. The agreement, as amended, also allows for up to $50 million of additional margin financing provided that DTE Energy posts a letter of credit for the incremental amount and allows the right of setoff with posted collateral. At March 31, 2018, the capacity under this facility was $125 million. The amount outstanding under this agreement was $84 million and $56 million at March 31, 2018 and December 31, 2017, respectively, and was fully offset by the posted collateral.

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
The EPA proposed revised air quality standards for ground level ozone in November 2014 and specifically requested comments on the form and level of the ozone standards. The standards were finalized in October 2015. The State of Michigan recommended to the EPA in October 2016 which areas of the state are not attaining the new standard. In November 2017, the EPA completed the majority of the United States attainment/unclassifiable area designations. The Registrants expect the EPA to complete the remaining designations, including the non-attainment area descriptions with the 2015 ozone standards by the second quarter of 2018. DTE Electric cannot predict the financial impact of the revised ozone standards at this time.

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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA's repeal and possible replacement of the Clean Power Plan on existing sources at this time.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Water — In response to an EPA regulation, DTE Electric was required to examine alternatives for reducing the environmental impacts of the cooling water intake structures at several of its facilities. Based on the results of completed studies and expected future studies, DTE Electric may be required to install technologies to reduce the impacts of the water intake structures. A final rule became effective in October 2014. The final rule requires studies to be completed and submitted as part of the National Pollutant Discharge Elimination System (NPDES) permit application process to determine the type of technology needed to reduce impacts to fish. DTE Electric has initiated the process of completing the required studies. Final compliance for the installation of any required technology will be determined by each state on a case by case, site specific basis. DTE Electric is currently evaluating the compliance options and working with the State of Michigan on evaluating whether any controls are needed. These evaluations/studies may require modifications to some existing intake structures. It is not possible to quantify the impact of this rulemaking at this time.
Contaminated and Other Sites — Prior to the construction of major interstate natural gas pipelines, gas for heating and other uses was manufactured locally from processes involving coal, coke, or oil. The facilities, which produced gas, have been designated as MGP sites. DTE Electric conducted remedial investigations at contaminated sites, including three former MGP sites. The investigations have revealed contamination related to the by-products of gas manufacturing at each MGP site. In addition to the MGP sites, DTE Electric is also in the process of cleaning up other contaminated sites, including the area surrounding an ash landfill, electrical distribution substations, electric generating power plants, and underground and aboveground storage tank locations. The findings of these investigations indicated that the estimated cost to remediate these sites is expected to be incurred over the next several years. At March 31, 2018 and December 31, 2017, DTE Electric had $6 million accrued for remediation. Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Electric’s financial position and cash flows. DTE Electric believes the likelihood of a material change to the accrued amount is remote based on current knowledge of the conditions at each site.
Coal Combustion Residuals and Effluent Limitations Guidelines — A final EPA rule for the disposal of coal combustion residuals, commonly known as coal ash, became effective in October 2015, and was revised in October 2016. On March 15, 2018, the EPA published a proposed rule for public comment that is expected to be issued in final form in 2019. Some of the proposed rule provisions could change compliance and closure plans for CCR units if included in the final rule. DTE Electric owns and operates three permitted engineered coal ash storage facilities to dispose of coal ash from coal-fired power plants and operates a number of smaller impoundments at its power plants. CCR obligations vary based on plant life, but include the installation of monitoring wells, compliance with groundwater standards, and the closure of landfills and basins at the end of the useful life of the associated power plant or as a basin becomes inactive.
In November 2015, the EPA finalized the ELG Rule for the steam electric power generating industry which may require additional controls to be installed between 2018 and 2023. Compliance schedules for individual facilities and individual waste streams are determined through issuance of new wastewater permits by the State of Michigan. The State of Michigan has issued a National Pollutant Discharge Elimination System permit for the Belle River Power Plant establishing a compliance deadline of December 31, 2021. No new permits have been issued for other facilities, consequently no compliance timelines have been established. Under the current rule, certain ELG requirements would be required to be performed in conjunction with the CCR. Over the next six years, to comply with the ELG requirements of the November 2015 rules and for the CCR requirements, costs associated with the building of new facilities or installation of controls are estimated to be approximately $283 million.
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

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

DTE Gas
Contaminated and Other Sites — DTE Gas owns or previously owned, 14 former MGP sites. Investigations have revealed contamination related to the by-products of gas manufacturing at each site. Cleanup of six of the MGP sites is complete, and the sites are closed. DTE Gas has also completed partial closure of six additional sites. Cleanup activities associated with the remaining sites will continue over the next several years. The MPSC has established a cost deferral and rate recovery mechanism for investigation and remediation costs incurred at former MGP sites. In addition to the MGP sites, DTE Gas is also in the process of cleaning up other contaminated sites, including gate stations, gas pipeline releases, and underground storage tank locations. As of March 31, 2018 and December 31, 2017, DTE Gas had $40 million and $41 million accrued for remediation, respectively.  Any change in assumptions, such as remediation techniques, nature and extent of contamination, and regulatory requirements, could impact the estimate of remedial action costs for the sites and affect DTE Gas' financial position and cash flows. DTE Gas anticipates the cost amortization methodology approved by the MPSC, which allows for amortization of the MGP costs over a ten-year period beginning with the year subsequent to the year the MGP costs were incurred, will prevent environmental costs from having a material adverse impact on DTE Gas' results of operations.
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
Michigan's Phase 2 non-attainment area includes DTE Electric facilities in St. Clair County. State implementation plan (SIP) submittal and EPA approval describing the control strategy and timeline for demonstrating compliance with the new SO2 standard is the next step in the process, expected to be completed by the end of the year. DTE Energy is currently working with the MDEQ to develop the required SIP. DTE Energy is unable to determine the full impact of the SIP strategy.
Synthetic Fuel Guarantees
DTE Energy discontinued the operations of its synthetic fuel production facilities throughout the United States as of December 31, 2007. DTE Energy provided certain guarantees and indemnities in conjunction with the sales of interests in its synfuel facilities. The guarantees cover potential commercial, environmental, oil price, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2018 was approximately $400 million. Payments under these guarantees are considered remote.
REF Guarantees
DTE Energy has provided certain guarantees and indemnities in conjunction with the sales of interests in or lease of its REF facilities. The guarantees cover potential commercial, environmental, and tax-related obligations that will survive until 90 days after expiration of all applicable statutes of limitations. DTE Energy estimates that its maximum potential liability under these guarantees at March 31, 2018 was approximately $420 million. Payments under these guarantees are considered remote.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NEXUS Guarantees
NEXUS entered into certain 15-year capacity lease agreements for the transportation of natural gas with DTE Gas and Texas Eastern Transmission, LP, an unrelated third party. Pursuant to the terms of those agreements, in December 2016, DTE Energy executed separate guarantee agreements with DTE Gas and Texas Eastern Transmission, LP, with maximum potential payments totaling $82 million and $11 million at March 31, 2018, respectively; each representing 50% of all payment obligations due and payable by NEXUS. Should NEXUS fail to perform under the terms of those agreements, DTE Energy is required to perform on its behalf. Each guarantee terminates at the earlier of (i) such time as all of the guaranteed obligations have been fully performed, or (ii) two months following the end of the primary term of the capacity lease agreements. Subsequent to the NEXUS in-service date, the amount of each guarantee decreases annually as payments are made by NEXUS to each of the aforementioned counterparties. Payments under these guarantees are considered remote.
Other Guarantees
In certain limited circumstances, the Registrants enter into contractual guarantees. The Registrants may guarantee another entity’s obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, the Registrants may provide indirect guarantees for the indebtedness of others. DTE Energy’s guarantees are not individually material with maximum potential payments totaling $55 million at March 31, 2018. Payments under these guarantees are considered remote.
DTE Energy is periodically required to obtain performance surety bonds in support of obligations to various governmental entities and other companies in connection with its operations. As of March 31, 2018, DTE Energy had $59 million of performance bonds outstanding. In the event that such bonds are called for nonperformance, DTE Energy would be obligated to reimburse the issuer of the performance bond. DTE Energy is released from the performance bonds as the contractual performance is completed and does not believe that a material amount of any currently outstanding performance bonds will be called.
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
For a discussion of contingencies related to regulatory matters and derivatives, see Notes 5 and 8 to the Consolidated Financial Statements, "Regulatory Matters" and "Financial and Other Derivative Instruments," respectively.

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 — RETIREMENT BENEFITS AND TRUSTEED ASSETS
The following tables detail the components of net periodic benefit costs (credits) for pension benefits and other postretirement benefits for DTE Energy:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three Months Ended March 31,	(In millions)
Service cost	$25	$24	$7	$7
Interest cost	50	54	17	18
Expected return on plan assets	(82)	(78)	(36)	(33)
Amortization of:
Net actuarial loss	44	43	3	3
Prior service credit	—	—	—	(3)
Net periodic benefit cost (credit)	$37	$43	$(9)	$(8)
DTE Electric participates in various plans that provide pension and other postretirement benefits for DTE Energy and its affiliates. The plans are sponsored by DTE Energy's subsidiary, DTE Energy Corporate Services, LLC. DTE Electric accounts for its participation in DTE Energy's qualified and nonqualified pension plans by applying multiemployer accounting. DTE Electric accounts for its participation in other postretirement benefit plans by applying multiple-employer accounting. Within multiemployer and multiple-employer plans, participants pool plan assets for investment purposes and to reduce the cost of plan administration. The primary difference between plan types is assets contributed in multiemployer plans can be used to provide benefits for all participating employers, while assets contributed within a multiple-employer plan are restricted for use by the contributing employer. Plan participants of all plans are solely DTE Energy and affiliate participants.
DTE Energy's subsidiaries are responsible for their share of qualified and nonqualified pension benefit costs. DTE Electric's allocated portion of pension benefit costs included in capital expenditures and operating and maintenance expense were $30 million and $35 million for the three months ended March 31, 2018 and 2017, respectively. These amounts include recognized contractual termination benefit charges, curtailment gains, and settlement charges.
The following tables detail the components of net periodic benefit costs (credits) for other postretirement benefits for DTE Electric:

	Other Postretirement Benefits
	2018	2017
Three Months Ended March 31,	(In millions)
Service cost	$5	$5
Interest cost	13	14
Expected return on plan assets	(24)	(23)
Amortization of:
Net actuarial loss	2	2
Prior service credit	—	(2)
Net periodic benefit credit	$(4)	$(4)
Pension and Other Postretirement Contributions
During 2018, DTE Energy contributed the following amounts of DTE Energy common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust:

Date	Number of Shares	Price per Share	Amount
			(In millions)
March 7, 2018	1,751,401	$99.92	$175

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The above contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $175 million in March 2018. During the first three months of 2017, DTE Energy made cash contributions of $126 million, including contributions from DTE Electric of $125 million, to its pension plans. At the discretion of management and depending upon financial market conditions, DTE Energy may make additional contributions up to $25 million to its pension plans in 2018, with no additional contributions planned from DTE Electric.
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
Gas Storage and Pipelines is primarily engaged in services related to the gathering, transportation, and storage of natural gas.
Power and Industrial Projects is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects.
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
Inter-segment billing for goods and services exchanged between segments is based upon tariffed or market-based prices of the provider and primarily consists of the sale of reduced emissions fuel, power sales, and natural gas sales in the following segments:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Electric	$13	$12
Gas	2	3
Gas Storage and Pipelines	8	7
Power and Industrial Projects	155	168
Energy Trading	7	11
Corporate and Other	1	1
	$186	$202

DTE Energy Company — DTE Electric Company
Combined Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Financial data of DTE Energy's business segments follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Utility operations
Electric	$1,205	$1,175
Gas	550	557
Operating Revenues — Non-utility operations
Gas Storage and Pipelines	119	105
Power and Industrial Projects	567	548
Energy Trading	1,498	1,052
Corporate and Other	—	1
Reconciliation and Eliminations	(186)	(202)
Total	$3,753	$3,236

Net Income (Loss) Attributable to DTE Energy by Segment:
Electric	$140	$106
Gas	104	107
Gas Storage and Pipelines	62	45
Power and Industrial Projects	45	30
Energy Trading	31	96
Corporate and Other	(21)	16
Net Income Attributable to DTE Energy Company	$361	$400

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

The following table summarizes DTE Energy's financial results:

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
Net Income Attributable to DTE Energy Company	$361	$400
Diluted Earnings per Common Share	$2.00	$2.23
The decrease in Net Income in the three months ended March 31, 2018 was primarily due to lower earnings in the Energy Trading and Corporate and Other segments, partially offset by higher earnings in the Electric, Gas Storage and Pipelines, and Power and Industrial Projects segments. The decrease in the first quarter of 2018 was also due to true-up adjustments for the remeasurement of deferred taxes of $21 million. The impact of the true-up adjustments was an increase in Income Tax Expense, of which $16 million was attributable to the regulated utilities and offset to Regulatory liabilities. Total Income Tax Expense decreased from the prior year due to the reduction of the corporate tax rate from 35% to 21%, which became effective in 2018.
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

DTE Electric's capital investments over the 2018-2022 period are estimated at $10.4 billion comprised of $4.1 billion for capital replacements and other projects, $4.3 billion for distribution infrastructure, and $2.0 billion for new generation. DTE Electric has retired four coal-fired generation units at the Trenton Channel, River Rouge, and St. Clair facilities and has announced plans to retire its remaining thirteen coal-fired generating units. Seven of these coal-fired generating units will be retired through 2023 at the Trenton Channel, River Rouge, and St. Clair facilities. The remaining coal-fired generating units at the Belle River and Monroe facilities are expected to be retired by 2040. The retired facilities will be replaced with renewables, energy efficiency, demand response, and natural gas fueled generation. DTE Electric constructed and placed in service 50 megawatts of solar generation in 2017. DTE Electric plans to build a natural gas fueled combined cycle generation facility to provide approximately 1,100 megawatts of energy beginning in 2022. In the third quarter of 2017, DTE Electric filed a CON with the MPSC seeking approval for the planned build of this natural gas plant. In March 2018, DTE Electric filed its 2018 Renewable Energy Plan with the MPSC proposing approximately 1,000 additional megawatts of energy from new wind and solar projects to be completed by 2022. The MPSC had previously approved 300 of the 1,000 additional megawatts for wind projects in an MPSC order received in September 2016. In January 2018, DTE Electric filed with the MPSC its five-year distribution operations investment and maintenance plan to improve system reliability. DTE Electric plans to seek regulatory approval for capital expenditures consistent with prior ratemaking treatment.
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
The EPA has implemented regulatory actions under the Clean Air Act to address emissions of GHGs from the utility sector and other sectors of the economy. Among these actions, in 2015 the EPA finalized performance standards for emissions of carbon dioxide from new and existing EGUs. In February 2016, the U.S. Supreme Court granted petitioners' requests for a stay of the carbon rules for existing EGUs (also known as the EPA Clean Power Plan) pending final review by the courts. The Clean Power Plan has no legal effect while the stay is in place. On March 28, 2017, a presidential executive order was issued on "Promoting Energy Independence and Economic Growth." The order instructs the EPA to review, and if appropriate, suspend, revise or rescind the Clean Power Plan rule. Following the issuance of this order, the federal government requested the U.S. Court of Appeals for the D.C. Circuit to hold all legal challenges in abeyance until the review of these regulations is completed. On October 10, 2017, the EPA proposed to rescind the Clean Power Plan and announced its intent to issue an ANPR seeking input as to whether it should replace the rule and, if so, what form it should take. It is not possible to determine the potential impact of the EPA's repeal and possible replacement of the Clean Power Plan on existing sources at this time.

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
The Non-utility Margin relates to the Power and Industrial Projects and Energy Trading segments. For the Power and Industrial Projects segment, Non-utility Margin primarily includes Operating Revenues net of Fuel, purchased power, and gas expenses. Operating Revenues include sales of refined coal to third parties and the affiliated Electric utility, metallurgical coke and related by-products, petroleum coke, renewable natural gas, and electricity, as well as rental income and revenues from utility-type consulting, management, and operational services. For the Energy Trading segment, Non-utility Margin includes revenue and realized and unrealized gains and losses from physical and financial power and gas marketing, optimization, and trading activities, net of Purchased power and gas related to these activities. DTE Energy evaluates its operating performance of these non-utility businesses using the measure of Operating Revenues net of Fuel, purchased power, and gas expenses.
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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net Income (Loss) Attributable to DTE Energy by Segment
Electric	$140	$106
Gas	104	107
Gas Storage and Pipelines	62	45
Power and Industrial Projects	45	30
Energy Trading	31	96
Corporate and Other	(21)	16
Net Income Attributable to DTE Energy Company	$361	$400

ELECTRIC
The Results of Operations discussion for DTE Electric is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.
The Electric segment consists principally of DTE Electric. Electric results are discussed below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Utility operations	$1,205	$1,175
Fuel and purchased power — utility	339	314
Utility Margin	866	861
Operation and maintenance	312	371
Depreciation and amortization	212	181
Taxes other than income	81	80
Operating Income	261	229
Other (Income) and Deductions	74	66
Income Tax Expense	47	57
Net Income Attributable to DTE Energy Company	$140	$106
See DTE Electric's Consolidated Statements of Operations for a complete view of its results.
Utility Margin increased $5 million in the three months ended March 31, 2018. Revenues associated with certain mechanisms and surcharges are offset by related expenses elsewhere in the Registrants' Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Implementation of new rates	$14
Weather	25
Base sales	(5)
TCJA rate reduction reserve	(39)
Regulatory mechanisms and other	10
Increase in Utility Margin	$5

	Three Months Ended March 31,
	2018	2017
	(In thousands of MWh)
DTE Electric Sales
Residential	3,677	3,518
Commercial	4,030	4,083
Industrial	2,604	2,375
Other	57	79
	10,368	10,055
Interconnection sales(a)	1,082	672
Total DTE Electric Sales	11,450	10,727

DTE Electric Deliveries
Retail and wholesale	10,368	10,055
Electric retail access, including self-generators(b)	1,142	1,194
Total DTE Electric Sales and Deliveries	11,510	11,249
______________________________

(a)	Represents power that is not distributed by DTE Electric.

(b)	Represents deliveries for self-generators that have purchased power from alternative energy suppliers to supplement their power requirements.

Operation and maintenance expense decreased $59 million in the three months ended March 31, 2018. The decrease was primarily due to decreased power plant generation expenses of $24 million, lower storm restoration expenses of $30 million, and a one-time benefits expense reimbursement of $9 million. The decrease in power plant generation expenses includes a decrease of $9 million of costs related to the 2016 fire at a generation facility incurred in 2017 and $7 million in related insurance proceeds received in 2018.
Depreciation and amortization expense increased $31 million in the three months ended March 31, 2018. The increase was primarily due to $14 million increased expense due to an increased depreciable base and an increase of $18 million associated with the TRM.
Other (Income) and Deductions increased $8 million in the three months ended March 31, 2018. The increase was primarily due to higher interest expense of $2 million and lower investment earnings of $10 million, partially offset by decreased non-operating retirement benefits, net of $4 million.
Outlook — DTE Electric will continue to move forward in its efforts to achieve operational excellence, sustain strong cash flows, and earn its authorized return on equity. DTE Electric expects that planned significant capital investments will result in earnings growth. DTE Electric expects to continue its efforts to improve productivity and decrease costs while improving customer satisfaction with consideration of customer rate affordability. Looking forward, additional factors may impact earnings, such as weather, the outcome of regulatory proceedings, benefit plan design changes, investment returns and changes in discount rate assumptions in benefit plans and health care costs, impact of 2016 Michigan energy legislation, uncertainty of legislative or regulatory actions regarding climate change, and effects of energy waste reduction programs.
DTE Electric filed a rate case with the MPSC on April 19, 2017 requesting an increase in base rates of $231 million based on a projected twelve-month period ending October 31, 2018. The requested increase in base rates is primarily due to an increase in net plant resulting from infrastructure investments, environmental compliance, and reliability improvement projects. The rate filing also includes projected changes in sales, operation and maintenance expenses, and working capital. The rate filing also requests an increase in return on equity from 10.1% to 10.5%. On November 1, 2017, DTE Electric self-implemented a base rate increase of $125 million. On April 18, 2018, the MPSC issued an order approving an annual revenue increase of $65.2 million for service rendered on or after May 1, 2018. The MPSC authorized a return on equity of 10.0%. DTE Electric has recorded a refund liability of $25 million, representing the total estimated refund due to customers, inclusive of interest, at March 31, 2018.
On January 19, 2018, DTE Electric filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined its recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Electric, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. The proposed new rates are expected to be effective July 1, 2018. DTE Electric is required to file its Credit A application by May 18, 2018. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. DTE Electric has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Electric is required to file Calculation C no later than October 1, 2018, unless it files a new general rate case prior to October 1, 2018, and address Calculation C within that filing.

GAS
The Gas segment consists principally of DTE Gas. Gas results are discussed below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Utility operations	$550	$557
Cost of gas — utility	220	221
Utility Margin	330	336
Operation and maintenance	111	107
Depreciation and amortization	32	30
Taxes other than income	21	20
Operating Income	166	179
Other (Income) and Deductions	14	13
Income Tax Expense	48	59
Net Income Attributable to DTE Energy Company	$104	$107
Utility Margin decreased $6 million in the three months ended March 31, 2018. Revenues associated with certain surcharges are offset by related expenses elsewhere in DTE Energy's Consolidated Statements of Operations.
The following table details changes in various Utility Margin components relative to the comparable prior period:

Three Months
(In millions)
Weather	30
Midstream storage and transportation revenues	2
Revenue decoupling mechanism	(3)
TCJA rate reduction reserve	(32)
Other	(3)
Decrease in Utility Margin	$(6)

	Three Months Ended March 31,
	2018	2017
	(In Bcf)
Gas Markets
Gas sales	62	53
End-user transportation	59	52
	121	105
Intermediate transportation	72	82
Total Gas sales	193	187
Operation and maintenance expense increased $4 million in the three months ended March 31, 2018. The increase was primarily due to increased uncollectible and gas operations expenses partially offset by a one-time benefits expense reimbursement.
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
On January 19, 2018, DTE Gas filed information with the MPSC regarding the potential change in revenue requirements due to the TCJA effective January 1, 2018, and outlined its recommended method to flow the current and deferred tax benefits of those impacts to ratepayers.
On February 22, 2018, the MPSC issued an order in this case requiring utilities, including DTE Gas, to follow a 3-step approach of credits and calculations. The first step is to establish Credit A, through contested cases. Credit A is a going-forward tax credit to reflect the reduction of the corporate tax rate from 35% to 21%. DTE Gas submitted its Credit A filing on March 28, 2018, reflecting a reduction in revenues of $38.2 million. The second step is to establish Credit B, through contested cases. Credit B is a backward-looking tax credit to reflect the reduction of the corporate rate of 35% to 21%, for the period January 1, 2018 through the date Credit A is established. The Credit B filing is required within sixty days after Credit A is implemented. DTE Gas has been deferring the impact of the reduction to the corporate tax rate since January 1, 2018. The third step is to perform Calculation C, through contested cases. Calculation C will address all remaining issues relative to the new tax law, which is primarily the remeasurement of deferred taxes and how the amounts deferred as Regulatory liabilities will flow to ratepayers. DTE Gas is required to file Calculation C no later than October 1, 2018, unless it files a new general rate case prior to October 1, 2018, and address Calculation C within that filing.
GAS STORAGE AND PIPELINES
The Gas Storage and Pipelines segment consists of the non-utility gas pipelines and storage businesses. Gas Storage and Pipelines results are discussed below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$119	$105
Cost of gas — Non-utility	4	6
Operation and maintenance	23	19
Depreciation and amortization	20	19
Taxes other than income	3	3
Asset (gains) losses and impairments, net	(2)	—
Operating Income	71	58
Other (Income) and Deductions	(17)	(14)
Income Tax Expense	19	21
Net Income	69	51
Less: Net Income Attributable to Noncontrolling Interests	7	6
Net Income Attributable to DTE Energy Company	$62	$45
Operating Revenues — Non-utility operations increased $14 million in the three months ended March 31, 2018. The increase was primarily due to increased pipeline and gathering volumes.
Cost of gas — Non-utility decreased $2 million in the three months ended March 31, 2018. The decrease was primarily driven by less physical gas purchases from AGS customers for resale to optimize available transportation capacity.
Operation and maintenance expense increased $4 million in the three months ended March 31, 2018. The increase was primarily due to additional compression activity on the Bluestone Pipeline and Susquehanna gathering systems.
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

Progress continues on development activities on the NEXUS Pipeline, a transportation path to transport Appalachian Basin shale gas, including Utica and Marcellus shale gas, directly to consuming markets in northern Ohio, southeastern Michigan, and Dawn Ontario. DTE Energy owns a 50% partnership interest in the NEXUS Pipeline, with an investment balance of $704 million at March 31, 2018. The FERC application was approved on August 25, 2017 and construction commenced in October 2017. DTE Energy anticipates a third quarter 2018 in-service date for the NEXUS Pipeline.
AGS and SGG provide a platform for midstream growth and access to further investment opportunities in the Appalachian basin, an additional connection to the NEXUS Pipeline which should drive incremental volumes on the NEXUS Pipeline, and a new set of producer relationships that may lead to more partnering opportunities.
In March 2018, the FERC application was approved for the Birdsboro Pipeline, a 14-mile lateral to serve a new power plant in Pennsylvania. DTE Energy is targeting a 2018 in-service date.
Gas Storage and Pipelines expects to maintain its steady growth by developing an asset portfolio with multiple growth platforms through investment in new projects and expansions. Gas Storage and Pipelines will continue to look for additional investment opportunities and other storage and pipeline projects at favorable prices.
POWER AND INDUSTRIAL PROJECTS
The Power and Industrial Projects segment is comprised primarily of projects that deliver energy and utility-type products and services to industrial, commercial, and institutional customers, produce reduced emissions fuel, and sell electricity and pipeline-quality gas from renewable energy projects. Power and Industrial Projects results are discussed below:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$567	$548
Fuel, purchased power, and gas — non-utility	498	486
Non-utility Margin	69	62
Operation and maintenance	82	82
Depreciation and amortization	16	18
Taxes other than income	4	4
Operating Loss	(33)	(42)
Other (Income) and Deductions	(18)	(16)
Income Taxes
Benefit	—	(6)
Production Tax Credits	(43)	(38)
	(43)	(44)
Net Income	28	18
Less: Net Loss Attributable to Noncontrolling Interests	(17)	(12)
Net Income Attributable to DTE Energy Company	$45	$30
Operating Revenues — Non-utility operations increased $19 million in the three months ended March 31, 2018. The increase was due to the following:

(In millions)
Higher demand due to improved conditions in the steel business	$27
New projects and higher production in the renewables business	5
Lower coal prices, offset by higher production in the REF business	(8)
Project termination in the on-site business	(5)
$19

Non-utility Margin increased $7 million in the three months ended March 31, 2018. The increase was due to the following:

(In millions)
Higher demand due to improved conditions in the steel business	$4
New projects, higher production, and lower fuel cost in the renewables business	4
Project termination in the on-site business	(1)
$7
Income Taxes — Production Tax Credits increased $5 million in the three months ended March 31, 2018. The increase was primarily due to the higher production in the REF business.
Net Loss Attributable to Noncontrolling Interests increased $5 million in the three months ended March 31, 2018. The increase was primarily due to higher production in the REF business.
Outlook — Power and Industrial Projects has constructed and placed in service REF facilities at eleven sites including facilities located at eight third-party owned coal-fired power plants. DTE Energy has sold membership interests in four of the facilities and entered into lease arrangements in three of the facilities. One of the third-party owned lease facilities ceased operations and the lease arrangement terminated effective April 2018. After the termination date, the REF business has ten remaining sites at seven third-party owned coal-fired power plants. DTE Energy will continue to optimize the remaining facilities by seeking investors or entering into lease arrangements for facilities operating at DTE Electric and other utility sites.
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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Operating Revenues — Non-utility operations	$1,498	$1,052
Purchased power and gas — non-utility	1,436	873
Non-utility Margin	62	179
Operation and maintenance	17	19
Depreciation and amortization	1	1
Taxes other than income	2	1
Operating Income	42	158
Other (Income) and Deductions	1	1
Income Tax Expense	10	61
Net Income Attributable to DTE Energy Company	$31	$96
Operating Revenues — Non-utility operations increased $446 million in the three months ended March 31, 2018. The increase was primarily due to higher volumes and higher gas prices in the gas structured strategy.

Non-utility Margin decreased $117 million in the three months ended March 31, 2018. The decrease was due to the unrealized and realized margins presented in the following table:

(In millions)
Unrealized Margins(a)
Unfavorable results, primarily in gas structured and gas storage strategies(b)	$(98)
Favorable results, primarily in the gas trading strategy	6
(92)
Realized Margins(a)
Unfavorable results, primarily in power full requirements, gas full requirements, and gas and power trading strategies	(58)
Favorable results, primarily in the gas storage strategy(c)	33
(25)
Decrease in Non-utility Margin	$(117)
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

(b)	Amount includes $103 million of timing related losses related to gas strategies which will reverse in future periods as the underlying contracts settle.

(c)	Amount includes $17 million of timing related losses related to gas strategies recognized in previous periods that reversed as the underlying contracts settled.
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
CORPORATE AND OTHER
Corporate and Other includes various holding company activities, holds certain non-utility debt, and holds energy-related investments. The net loss of $21 million in the three months ended March 31, 2018, represents a decrease of $37 million from the net income of $16 million in the comparable 2017 period. The decrease was primarily due to effective income tax rate adjustments, higher interest expense, a reduction in the corporate tax rate from the TCJA in December 2017, and lower excess tax benefits on stock-based compensation.

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

	Three Months Ended March 31,
	2018	2017
	(In millions)
Cash, Cash Equivalents, and Restricted Cash
Cash Flow From (Used For)
Operating Activities
Net Income	$351	$394
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	281	249
Nuclear fuel amortization	15	12
Allowance for equity funds used during construction	(7)	(7)
Deferred income taxes	60	100
Working capital and other	138	39
Net cash from operating activities	838	787
Investing Activities
Plant and equipment expenditures — utility	(466)	(533)
Plant and equipment expenditures — non-utility	(61)	(22)
Contributions to equity method investees	(64)	(112)
Other	5	25
Net cash used for investing activities	(586)	(642)
Financing Activities
Issuance of long-term debt, net of issuance costs	—	496
Short-term borrowings, net	14	(440)
Repurchase of common stock	—	(51)
Dividends on common stock	(158)	(148)
REF contributions from noncontrolling interests	12	11
Other	(23)	(24)
Net cash used for financing activities	(155)	(156)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$97	$(11)
Cash from Operating Activities
A majority of DTE Energy's operating cash flows are provided by the electric and natural gas utilities, which are significantly influenced by factors such as weather, electric retail access, regulatory deferrals, regulatory outcomes, economic conditions, changes in working capital, and operating costs.
Cash from operations increased by $51 million in 2018 due primarily to an increase in Depreciation and amortization, and working capital adjustments, partially offset by a decrease to Net Income, and Deferred income taxes.
The change in working capital items in 2018 was primarily related to increases of cash from Inventories, and Other current and noncurrent assets and liabilities, and a decrease in cash used for Derivative assets and liabilities, partially offset by increases in cash used for Accounts payable, Accrued pension obligation, and Accrued postretirement obligation, and a decrease in cash from Accounts receivable, net.
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
Net cash used for investing activities decreased by $56 million in 2018 primarily due to a decrease in Plant and equipment expenditures — utility, and Contributions to equity method investees, primarily to the NEXUS pipeline, partially offset by an increase in Plant and equipment expenditures — non-utility.
Net Cash used for Financing Activities
DTE Energy relies on both short-term borrowing and long-term financing as a source of funding for capital requirements not satisfied by its operations.
DTE Energy's strategy is to have a targeted debt portfolio blend of fixed and variable interest rates and maturity. DTE Energy continually evaluates its leverage target, which is currently 50% to 54%, to ensure it is consistent with the objective of a strong investment grade debt rating.
Net cash used for financing activities decreased by $1 million in 2018 primarily due to a decrease in cash used for Short-term borrowings, net, and Repurchases of common stock, partially offset by a decrease to Issuances of long-term debt.
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
DTE Energy has approximately $1.4 billion of available liquidity at March 31, 2018, consisting of cash and amounts available under unsecured revolving credit agreements.
DTE Energy expects to issue equity up to $300 million in 2018 through the dividend reinvestment plan and pension and other employee benefit plans.
At the discretion of management, and depending upon financial market conditions, DTE Energy may make additional contributions up to $25 million to its pension plans in 2018. DTE Energy does not anticipate making any contributions to the other postretirement benefit plans in 2018.

Various subsidiaries and equity investees of DTE Energy have entered into contracts which contain ratings triggers and are guaranteed by DTE Energy. These contracts contain provisions which allow the counterparties to require that DTE Energy post cash or letters of credit as collateral in the event that DTE Energy's credit rating is downgraded below investment grade. Certain of these provisions (known as "hard triggers") state specific circumstances under which DTE Energy can be required to post collateral upon the occurrence of a credit downgrade, while other provisions (known as "soft triggers") are not as specific. For contracts with soft triggers, it is difficult to estimate the amount of collateral which may be requested by counterparties and/or which DTE Energy may ultimately be required to post. The amount of such collateral which could be requested fluctuates based on commodity prices (primarily natural gas, power, and coal) and the provisions and maturities of the underlying transactions. As of March 31, 2018, DTE Energy's contractual obligation to post collateral in the form of cash or letters of credit in the event of a downgrade to below investment grade, under both hard trigger and soft trigger provisions, was $513 million.
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
See Notes 5, 9, 10, and 11 to the Consolidated Financial Statements, "Regulatory Matters," "Short-Term Credit Arrangements and Borrowings," "Commitments and Contingencies," and "Retirement Benefits and Trusteed Assets," respectively.
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

The following table provides details on changes in DTE Energy's MTM net asset (or liability) position:

DTE Energy
(In millions)
MTM at December 31, 2017	$8
Reclassified to realized upon settlement	(66)
Changes in fair value recorded to income	72
Amounts recorded to unrealized income	6
Change in collateral	1
MTM at March 31, 2018	$15
The table below shows the maturity of DTE Energy's MTM positions. The positions from 2021 and beyond principally represent longer tenor gas structured transactions:

Source of Fair Value	2018	2019	2020	2021 and Beyond	Total Fair Value
	(In millions)
Level 1	$(10)	$2	$(1)	$—	$(9)
Level 2	10	8	4	6	28
Level 3	(20)	12	3	(14)	(19)
MTM before collateral adjustments	$(20)	$22	$6	$(8)	—
Collateral adjustments					15
MTM at March 31, 2018					$15

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
The following table displays the credit quality of DTE Energy's trading counterparties as of March 31, 2018:

	Credit Exposure Before Cash Collateral	Cash Collateral	Net Credit Exposure
	(In millions)
Investment Grade(a)
A− and Greater	$268	$(2)	$266
BBB+ and BBB	270	(5)	265
BBB−	90	—	90
Total Investment Grade	628	(7)	621
Non-investment grade(b)	20	—	20
Internally Rated — investment grade(c)	328	(1)	327
Internally Rated — non-investment grade(d)	63	(11)	52
Total	$1,039	$(19)	$1,020
_______________________________________

(a)
This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody’s Investors Service (Moody’s) or BBB- assigned by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented 13% of the total gross credit exposure.

(b)
This category includes counterparties with credit ratings that are below investment grade. The five largest counterparty exposures, combined, for this category represented 2% of the total gross credit exposure.

(c)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, but are considered investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 14% of the total gross credit exposure.

(d)
This category includes counterparties that have not been rated by Moody’s or Standard & Poor’s, and are considered non-investment grade based on DTE Energy’s evaluation of the counterparty’s creditworthiness. The five largest counterparty exposures, combined, for this category represented 3% of the total gross credit exposure.

Other
The Registrants engage in business with customers that are non-investment grade. The Registrants closely monitor the credit ratings of these customers and, when deemed necessary and permitted under the tariffs, request collateral or guarantees from such customers to secure their obligations.
Interest Rate Risk
DTE Energy is subject to interest rate risk in connection with the issuance of debt. In order to manage interest costs, DTE Energy may use treasury locks and interest rate swap agreements. DTE Energy's exposure to interest rate risk arises primarily from changes in U.S. Treasury rates, commercial paper rates, and London Inter-Bank Offered Rates (LIBOR). As of March 31, 2018, DTE Energy had a floating rate debt-to-total debt ratio of 4.9%.
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

Summary of Sensitivity Analyses
Sensitivity analyses were performed on the fair values of commodity contracts for DTE Energy and long-term debt obligations for the Registrants. The commodity contracts listed below principally relate to energy marketing and trading activities. The sensitivity analyses involved increasing and decreasing forward prices and rates at March 31, 2018 and 2017 by a hypothetical 10% and calculating the resulting change in the fair values.
The results of the sensitivity analyses:

	Assuming a 10% Increase in Prices/Rates		Assuming a 10% Decrease in Prices/Rates
	As of March 31,		As of March 31,
Activity	2018	2017	2018	2017	Change in the Fair Value of
	(In millions)
Gas contracts	$18	$21	$(19)	$(21)	Commodity contracts
Power contracts	$5	$9	$(8)	$(10)	Commodity contracts
Interest rate risk — DTE Energy	$(593)	$(540)	$572	$526	Long-term debt
Interest rate risk — DTE Electric	$(250)	$(232)	$268	$249	Long-term debt
For further discussion of market risk, see Note 8 to the Consolidated Financial Statements, "Financial and Other Derivative Instruments."

Item 4. Controls and Procedures
DTE Energy
(a) Evaluation of disclosure controls and procedures
Management of DTE Energy carried out an evaluation, under the supervision and with the participation of DTE Energy's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Energy's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Energy's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Energy in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Energy's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Energy's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Energy's internal control over financial reporting.
DTE Electric
(a) Evaluation of disclosure controls and procedures
Management of DTE Electric carried out an evaluation, under the supervision and with the participation of DTE Electric's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DTE Electric's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, which is the end of the period covered by this report. Based on this evaluation, DTE Electric's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DTE Electric in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to DTE Electric's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DTE Electric's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, DTE Electric's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
An FOV was issued by the EPA to DTE Electric in 2017 alleging violations related to exceedances of the mercury emission limits for the Monroe Power Plant. DTE Electric is currently working with the EPA to address the alleged violations. At this time, DTE Electric cannot predict the impact of the final settlement.
For information on legal proceedings and matters related to the Registrants, see Notes 5 and 10 to the Consolidated Financial Statements, "Regulatory Matters" and "Commitments and Contingencies," respectively.

Item 1A. Risk Factors
There are various risks associated with the operations of the Registrants' businesses. To provide a framework to understand the operating environment of the Registrants, a brief explanation of the more significant risks associated with the Registrants' businesses is provided in Part 1, Item 1A. Risk Factors in DTE Energy's and DTE Electric's combined 2017 Annual Report on Form 10-K. Although the Registrants have tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of DTE Energy Equity Securities by the Issuer and Affiliated Purchasers
On March 7, 2018, DTE Energy contributed $175 million of its common stock to the DTE Energy Company Affiliates Employee Benefit Plans Master Trust. The contribution consisted of 1,751,401 shares valued at $99.92 per share, the closing market price of DTE Energy common stock on that date. The shares were contributed to the trust in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The common stock contribution was made on behalf of DTE Electric, who paid DTE Energy cash consideration of $175 million in March 2018.
The following table provides information about DTE Energy purchases of equity securities that are registered by DTE Energy pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2018:

	Number of Shares Purchased(a)	Average Price Paid per Share(a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/01/2018 — 01/31/2018	3,105	$95.63	—	—	—
02/01/2018 — 02/28/2018	48,877	$101.08	—	—	—
03/01/2018 — 03/31/2018	1,014	$99.08	—	—	—
Total	52,996		—
_______________________________________

(a)	Represents shares of common stock withheld to satisfy income tax obligations upon the vesting of restricted stock based on the price in effect at the grant date.

Item 6. Exhibits

Exhibit Number	Description	DTE Energy	DTE Electric

(i) Exhibits filed herewith:

12.83	Computation of Ratio of Earnings to Fixed Charges	X

12.84	Computation of Ratio of Earnings to Fixed Charges		X

31.145	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.146	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report	X

31.147	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report		X

31.148	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report		X

101.INS	XBRL Instance Document	X	X

101.SCH	XBRL Taxonomy Extension Schema	X	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X

101.DEF	XBRL Taxonomy Extension Definition Database	X	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X

(ii) Exhibits furnished herewith:

32.145	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.146	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report	X

32.147	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report		X

32.148	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report		X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant and any subsidiaries thereof.

Date:	April 25, 2018
DTE ENERGY COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)

DTE ELECTRIC COMPANY

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer)